Form 10-Q
period 1995-03-31
FNB CORP/PA
filed 1995-05-11
CIK 37808

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                               --------------
                                     OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________
Commission file number 0-8144

                             F.N.B. CORPORATION
- - ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1255406
- - -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                   Hermitage Square, Hermitage, PA  16148
- - ------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (412) 981-6000
- - ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- - ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
   -----      -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No
   -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at April 25, 1995
         -----                                   -----------------------------
Common Stock, $2 Par Value                              8,188,246 Shares
- - --------------------------                              ----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 1995

INDEX

PART I -  FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheet                                    2
          Consolidated Income Statement                                 3
          Consolidated Statement of Cash Flows                          4
          Notes to Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            12

Item 2.   Changes in Securities                                        12

Item 3.   Defaults Upon Senior Securities                              12

Item 4.   Submission of Matters to a Vote of Security Holders          12

Item 5.   Other Information                                            12

Item 6.   Exhibits and Reports on Form 8-K                             12

Signatures                                                             15

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands
                                                    MARCH 31,    DECEMBER 31,
                                                      1995          1994
                                                   ------------  ------------
                                                   (Unaudited)    (Audited)
                                                   ------------  ------------
ASSETS
Cash and due from banks                            $     54,705  $     60,451
Interest bearing deposits with banks                      6,222         2,770
Federal funds sold                                       29,546         4,016
Securities available for sale                           108,443       120,061
Investment securities (fair value of
  $231,517 and $246,834)                                237,414       257,956
Loans available for sale                                  5,055         5,904
Loans, net of unearned income of
  $22,014 and $22,022                                 1,192,014     1,188,399
Allowance for loan losses                               (20,922)      (20,295)
                                                   ------------  ------------
    NET LOANS                                         1,176,147     1,174,008
                                                   ------------  ------------

Premises and equipment                                   22,875        22,982
Other assets                                             44,029        44,275
                                                   ------------  ------------
                                                   $  1,679,381  $  1,686,519
                                                   ============  ============
LIABILITIES
Deposits:
  Non-interest bearing                             $    162,881  $    163,566
  Interest bearing                                    1,270,754     1,261,839
                                                   ------------  ------------
    TOTAL DEPOSITS                                    1,433,635     1,425,405

Short-term borrowings                                    51,559        69,365
Other liabilities                                        23,804        26,142
Long-term debt                                           39,631        39,017
                                                   ------------  ------------
    TOTAL LIABILITIES                                 1,548,629     1,559,929
                                                   ------------  ------------

MINORITY INTEREST                                                         540
                                                                 ------------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Outstanding - 456,138 and 456,288 shares
  Aggregate liquidation value -
    $11,403 and $11,407                                   4,561         4,563
Common stock - $2 par value
  Authorized - 20,000,000 shares
  Outstanding - 8,198,867 and 8,163,014 shares           16,432        16,364
Additional paid-in capital                               52,147        51,686
Retained earnings                                        56,318        53,121
Net unrealized securities gains                           1,579           625
Treasury stock - 17,043 and 18,974 shares at cost          (285)         (309)
                                                   ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                          130,752       126,050
                                                   ------------  ------------
                                                   $  1,679,381  $  1,686,519
                                                   ============  ============

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

Three Months Ended March 31                              1995          1994
                                                      ---------     ---------
INTEREST INCOME
Loans, including fees                                 $  27,636     $  24,986
Securities:
  Taxable                                                 4,232         4,795
  Tax exempt                                                375           397
  Dividends                                                 156           149
Other                                                       236           240
                                                      ---------     ---------
    TOTAL INTEREST INCOME                                32,635        30,567

INTEREST EXPENSE
Deposits                                                 11,897        10,928
Short-term borrowings                                       849           845
Long-term debt                                              781           624
    TOTAL INTEREST EXPENSE                               13,527        12,397
                                                      ---------     ---------
    NET INTEREST INCOME                                  19,108        18,170
Provision for loan losses                                 1,541         2,686
                                                      ---------     ---------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                          17,567        15,484
                                                      ---------     ---------
NON-INTEREST INCOME
Insurance commissions and fees                              737           991
Service charges                                           1,731         1,607
Trust                                                       406           389
Gain on sale of securities                                  167           424
Other                                                       368           231
                                                      ---------     ---------
    TOTAL NON-INTEREST INCOME                             3,409         3,642
                                                      ---------     ---------
                                                         20,976        19,126
                                                      ---------     ---------
NON-INTEREST EXPENSES
Salaries and employee benefits                            7,464         7,094
Net occupancy                                             1,164         1,173
Amortization of intangibles                                 328           376
Equipment                                                   945           992
Deposit insurance                                           934           939
Other                                                     4,281         4,275
                                                      ---------     ---------
    TOTAL NON-INTEREST EXPENSES                          15,116        14,849
                                                      ---------     ---------
    INCOME BEFORE INCOME TAXES                            5,860         4,277
Income taxes                                              1,876         1,344
                                                      ---------     ---------
    NET INCOME                                        $   3,984     $   2,933
                                                      =========     =========
NET INCOME PER COMMON SHARE:
  Primary                                             $     .46     $     .33
                                                      =========     =========
  Fully diluted                                       $     .44     $     .32
                                                      =========     =========

CASH DIVIDENDS PER COMMON SHARE                       $     .07     $     .07
                                                      =========     =========

AVERAGE COMMON SHARES OUTSTANDING                     8,188,728     8,163,870
                                                      =========     =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Three Months Ended March 31                              1995          1994
                                                      ---------     ---------
OPERATING ACTIVITIES
Net income                                            $   3,984     $   2,933
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         1,287         1,693
    Provision for loan losses                             1,541         2,686
    Deferred taxes                                          406        (1,048)
    Gain on securities available for sale                  (167)         (424)
    (Gain) loss on loan sales                                (4)           38
    Proceeds from sale of loans                           5,468        14,012
    Change in:
      Interest receivable                                   709        (1,005)
      Interest payable                                       40         3,668
      Loans available for sale                            4,615       (34,799)
    Other, net                                           (3,539)          (21)
                                                      ---------     ---------
      Net cash flows from operating activities           14,340       (12,267)
                                                      ---------     ---------
INVESTING ACTIVITIES
Net change in interest bearing deposits with banks       (3,452)       (3,070)
Net change in federal funds sold                        (25,530)       (7,913)
Purchase of securities available for sale                (3,437)      (23,317)
Purchase of investment securities                          (527)      (10,655)
Proceeds from sale of securities available for sale         478         4,882
Proceeds from maturity of securities available for sale  16,393        24,378
Proceeds from maturity of investment securities          20,693        18,681
Net change in loans                                     (14,311)       10,841
Increase in premises and equipment                         (655)         (512)
                                                      ---------     ---------
      Net cash flows from investing activities          (10,348)       13,315
                                                      ---------     ---------
FINANCING ACTIVITIES
Net change in non-interest bearing deposits                (685)       (6,261)
Net change in interest bearing deposits                   8,915        (3,038)
Net change in short-term borrowings                     (17,806)        2,614
Increase in long-term debt                                1,117           894
Decrease in long-term debt                                 (503)         (689)
Proceeds from sale of stock                                 356           200
Purchase of treasury stock                                 (345)          (88)
Cash dividends paid                                        (787)         (758)
                                                      ---------     ---------
      Net cash flows from financing activities           (9,738)       (7,126)
                                                      ---------     ---------

NET DECREASE IN CASH AND DUE FROM BANKS                  (5,746)       (6,078)
Cash and due from banks at beginning of period           60,451        59,978
                                                      ---------     ---------

CASH AND DUE FROM BANKS AT END OF PERIOD              $  54,705     $  53,900
                                                      =========     =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1995

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes there to included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

PER SHARE AMOUNTS

     Per share amounts are adjusted for common stock dividends.

     Primary earnings per common share is calculated by dividing net income, adjusted for preferred stock dividends declared, by the sum of the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be issued assuming the exercise of stock options during each period.

     Fully diluted earnings per common share is calculated by dividing net income, adjusted for minority interest, by the weighted average number of shares of common stock outstanding, assuming the conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance and the exercise of stock options.

     Cash dividends per common share are based on the actual cash dividends declared adjusted for stock dividends. Book value per common share is based on shares outstanding at each period end adjusted retroactively for stock dividends.

LOANS

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be identified and measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. FAS No. 114 had no material effect on the Corporation's financial position or results of operations.

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

     Three months ended March 31                             1995       1994
                                                            -------    -------
     Cash paid for:
       Interest                                             $14,211    $10,080
       Income taxes                                             560        331
     Noncash Investing and Financing Activities:
         Acquisition of real estate in settlement of loans      595        127
         Loans granted in the sale of other real estate          46        516

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Interest Rate Sensitivity

     The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the significant source of liquidity provided by its investment portfolio, the Corporation generally has sufficient sources of funds available as needed to meet its routine, operational cash needs.

     In addition to normal liquidity provided from operations, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $24.0 million was unused at March 31, 1995. To further meet its liquidity needs, the Corporation also has access to the Federal Reserve System, the Federal Home Loan Bank and other uncommitted funding sources.

     Interest rate sensitivity measures the impact that future changes in interest rates will have on net interest income. The cumulative gap reflects a point-in-time net position of assets and liabilities repricing in specified time periods. The gap is one measurement of risk inherent in a balance sheet as it relates to changes in interest rates and their effect on net interest income.

     The gap analysis which follows is based on a combination of asset and liability amortizations, maturities and repricing opportunities. Non-maturity deposit balances have been allocated to various repricing intervals to more accurately depict their true behavior and characteristics. This allocation was done in accordance with Section 305 of the Federal Deposit Insurance Corporation Improvement Act. Based on the cumulative one year gap in this table and assuming no restructuring or modifications to asset/liability composition, a rise in interest rates would have a negative impact on net interest income.

     Gap alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Recognizing that traditional gap analyses do not measure dynamically the exposure to interest rate changes, the Corporation also relies on computer simulation modeling to measure the effect of upward and downward interest rate changes on net interest income. Simulation has been in use at the Corporation's lead bank (representing 54% of consolidated assets) and is currently being implemented at its other subsidiaries.

     Through the review of gap analyses and simulation modeling, management continually monitors the Corporation's exposure to changing interest rates. Management attempts to mitigate repricing mismatches through asset and liability pricing and through matched maturity funding.

     Following is the gap analysis as of March 31, 1995 (in thousands):

                             Within     4-12      1-5       Over
                            3 Months    Months    Years    5 years     Total
                            --------- --------- --------- --------- ----------
Interest Earning Assets
Interest bearing deposits
  with banks                $   6,122 $     100                     $    6,222
Federal funds sold             29,546                                   29,546
Securities:
  Available for sale            8,674    27,972 $  58,144 $  13,653    108,443
  Held for investment          11,260    39,791   176,650     9,713    237,414
Loans, net of unearned        254,769   195,482   407,591   339,227  1,197,069
                            --------- --------- --------- --------- ----------
                              310,371   263,345   642,385   362,593  1,578,694
Other assets                                                100,687    100,687
                            --------- --------- --------- --------- ----------
                            $ 310,371 $ 263,345 $ 642,385 $ 463,280 $1,679,381
                            ========= ========= ========= ========= ==========

Interest Bearing Liabilities
Deposits:
  Interest checking         $   7,647 $  22,940 $ 122,345           $  152,932
  Savings                      42,833   128,498   256,994              428,325
  Time deposits               137,899   241,323   310,275              689,497
Short-term borrowings          17,720    16,605    17,234               51,559
Long-term debt                    743     5,572    21,487 $  11,829     39,631
                            --------- --------- --------- --------- ----------
                              206,842   414,938   728,335    11,829  1,361,944
Other liabilities                                           186,685    186,685
Stockholders' equity                                        130,752    130,752
                            --------- --------- --------- --------- ----------
                            $ 206,842 $ 414,938 $ 728,335 $ 329,266 $1,679,381
                            ========= ========= ========= ========= ==========
Period Gap                  $ 103,529 $(151,593)$ (85,950)$ 134,014
                            ========= ========= ========= =========
Cumulative Gap              $ 103,529 $ (48,064)$(134,014)
                            ========= ========= =========

Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                   1.50      0.92      0.90      1.16
                            ========= ========= ========= =========
Cumulative Gap as a Percent
  of Total Assets                6.2%     (2.9%)    (8.0%)
                            ========= ========= =========


Capital Resources

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Corporation maintains a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     The capital management function is a continuous process. Central to this process is internal equity generation accomplished mainly by earnings retention. Since
December 31, 1994, total retained earnings has increased $3.2 million as a result of earnings retention. For the three months ended March 31, 1995, the return on average equity was 12.56%. Total cash dividends declared represented 19.74% of net income. Book value per share was $14.56 at March 31, 1995, compared to $14.04 at December 31, 1994.

     The Corporation's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank and thrift regulators in measuring strength of capital position are the Core Capital, Total Risk-Based Capital and Leverage ratios. Following is a table summarizing these ratios and the related regulatory minimums as of March 31, 1995 and December 31, 1994, respectively (in thousands):

                                          MARCH 31,   DECEMBER 31,  REGULATORY
                                            1995          1994       MINIMUMS
                                        ------------  ------------  ----------
Capital Ratios:
  Core Capital                             10.95%        10.58%        4.00%
  Total Risk-Based Capital                 13.08         12.71         8.00
  Leverage                                  7.56          7.25         5.00

     Core Capital consists of common and qualifying preferred stockholders' equity less non-qualifying intangibles and Total Risk-Based Capital consists of Core Capital, qualifying subordinated debt and a portion of the allowance for loan losses both calculated with reference to risk-weighted assets consisting of both on- and off- balance sheet risks. The Leverage ratio consists of Core Capital divided by quarterly average assets less non-qualifying intangibles.

     Under Federal Reserve Board policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, in circumstances where it might not do so absent such policy, and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. The failure of a bank holding company to serve as a source of strength to its subsidiary banks would generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice, a violation of Federal Reserve Board regulations, or both.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans, loans 90 days or more past due, and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both secured and in the process of collection. Restructured loans are loans with respect to which a borrower has been granted a concession on the interest rate or the original repayment terms because of financial difficulties.

     Following is a summary of non-performing assets (in thousands):

                                                     MARCH 31,    DECEMBER 31,
                                                       1995           1994
                                                   ------------   ------------
Non-performing assets:
  Non-accrual loans                                   $ 8,794        $ 9,512
  Loans past due 90 days or more                        2,524          2,621
  Restructured loans                                    3,234          3,157
                                                      -------        -------
    Total non-performing loans                         14,552         15,290
Other real estate owned                                 3,954          3,675
                                                      -------        -------
    Total non-performing assets                       $18,506        $18,965
                                                      =======        =======

Asset quality ratios:
  Non-performing loans as percent of total loans        1.22%          1.28%
  Non-performing assets as percent of total assets      1.10%          1.12%

     Non-accrual loans totaled $8.8 million at March 31, 1995, representing a decrease of $718,000 from $9.5 million at December 31, 1994. The ratio of non-accrual loans to total loans decreased from .80% at December 31, 1994 to .73% at March 31, 1995. The decrease was the result of management's continued focus on improved asset quality.

     Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the present value of projected future cash flows or the value of any underlying collateral, recognizing losses where appropriate.

     Management's analysis of the allowance for loan losses includes the evaluation of the loan portfolio based on internally generated loan review reports and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors which are evaluated include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. Historical loss experience on the remaining portfolio segments is considered in conjunction with current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration, concentrations of credit and off-balance sheet risk.

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                                             At or for the
                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           1995        1994
                                                          -------     -------
Balance at beginning of period                            $20,295     $16,440

Charge-offs                                                (1,342)       (933)
Recoveries                                                    428         526
                                                          -------     -------
  Net charge-offs                                            (914)       (407)

Provision for loan losses                                   1,541       2,686
                                                          -------     -------
Balance at end of period                                  $20,922     $18,719
                                                          =======     =======
Net charge-offs as percent of average loans,
  net of unearned (annualized)                               .31%        .14%

Allowance for loan losses to:
  Total loans, net of unearned income                       1.75%       1.65%
  Non-performing assets                                   113.06%      90.38%

     The allowance for loan losses totaled $20.9 million at March 31, 1995, representing an increase of $2.2 million or 11.77% compared to March 31, 1994. The ratio of allowance for loan losses to total loans has increased from 1.65% at March 31, 1994 to 1.75% at March 31, 1995. The ratio of allowance for loan losses to non-performing assets increased to 113.06% at March 31, 1995, compared to 90.38% at
March 31, 1994. The ratio of net charge-offs to average loans, net of unearned income, outstanding (annualized) increased from .14% at March 31, 1994 to .31% at March 31, 1995, a result of slight increases in charge-offs for commercial and consumer loans during the first three months of 1995 and the Corporation realizing a substantial recovery in the first quarter of 1994. FINANCIAL INFORMATION SUMMARY

     Net income for the first quarter of 1995 was $4.0 million compared to $2.9 million for the first quarter of 1994. Primary earnings per share for those periods were $.46 and $.33, respectively, and $.44 and $.32 on a fully diluted basis. Highlights for the first quarter of 1995 include:

     * A 12.56% return on average equity and a .96% return on average assets.

     * A net interest margin on a fully taxable equivalent basis of 5.04%.

     * The provision for loan losses for the first quarter of 1995 at $1.5 million was 42.63% lower than the provision recorded for the first quarter of 1994.

First Three Months of 1995 as Compared to First Three Months of 1994:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Three Months Ended March 31                       1995                                1994
                                   --------------------------------    --------------------------------
                                    Average                  Yield/     Average                  Yield/
                                    Balance      Interest     Rate      Balance      Interest     Rate
                                   ----------   ----------   ------    ----------   ----------   ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks                        $    3,996    $     48     4.79%    $   10,861    $     36     1.33%
Federal funds sold                     12,601         188     5.97         20,682         204     3.95
Securities:
 U.S. Treasury and other
  U.S. Government agencies
  and corporations                    315,417       4,232     5.44        371,552       4,795     5.23
 States of the U.S. and
  political subdivisions (1)           35,246         548     6.22         36,410         600     6.59
 Other securities (1)                  14,043         179     5.09         10,808         191     7.07
Loans (1) (2)                       1,195,994      27,951     9.48      1,132,566      25,313     9.06
                                   ----------    --------              ----------    --------
  Total interest
   earning assets                   1,577,297      33,146     8.52      1,582,879      31,139     7.97
                                   ----------    --------              ----------    --------
Cash and due from banks                52,309                              49,408
Allowance for loan losses             (20,779)                            (17,395)
Premises and equipment                 22,987                              23,962
Other assets                           45,672                              48,573
                                   ----------                          ----------
                                   $1,677,486                          $1,687,427
                                   ==========                          ==========
Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand           $  156,380         686     1.78     $  169,168         821     1.97
 Savings                              444,599       2,730     2.49        510,925       3,178     2.52
 Other time                           665,163       8,481     5.17        611,750       6,929     4.59
Short-term borrowings                  59,698         849     5.75         66,289         845     5.16
Long-term debt                         39,053         781     8.00         31,394         624     7.95
                                   ----------    --------              ----------    --------
  Total interest
   bearing liabilities              1,364,893      13,527     4.02      1,389,526      12,397     3.62
Non-interest bearing
 demand deposits                      155,292                             152,320
Other liabilities                      28,658                              28,355
                                   ----------                          ----------
                                    1,548,843                           1,570,201
                                   ----------                          ----------
Minority Interest                                                             520
                                                                       ----------
Stockholders' Equity
Preferred stock                         4,562                               4,581
Common stock                           16,415                              15,577
Additional paid-in capital             52,035                              46,540
Retained earnings                      54,902                              48,232
Net unrealized securities
 gains                                  1,033                               1,980
Treasury stock                           (304)                               (204)
                                   ----------                          ----------
 Total stockholders' equity           128,643                             116,706
                                   ----------                          ----------
                                   $1,677,486                          $1,687,427
                                   ==========                          ==========
Excess of interest earning
 assets over interest
 bearing liabilities               $  212,404                          $  193,353
                                   ==========                          ==========

Net interest income                              $ 19,619                            $ 18,742
                                                 ========                            ========

Net interest spread                                           4.50%                               4.35%
                                                              =====                               =====

Net interest margin (3)                                       5.04%                               4.80%
                                                              =====                               =====

(1) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35% adjusted for certain federal tax preferences.
(2) Average outstanding includes non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.
(3) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first three months of 1995, net interest income, on a fully taxable equivalent basis, totaled $19.6 million, representing a 4.68% increase over the first three months of 1994. Net interest income as a percentage of average earning assets (commonly referred to as the margin) rose to 5.04% at March 31, 1995 from 4.80% at March 31, 1994.

     Net interest income can be analyzed in terms of the impact of changing volumes of interest earning assets and interest bearing liabilities. The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ending March 31, 1995 as compared to the three months ending March 31, 1994 (in thousands):
                                                  Volume     Rate       Net
                                                  -------   -------   -------
Interest Income
Interest bearing deposits with banks              $  (137)  $   149   $    12
Federal funds sold                                   (389)      373       (16)
Securities:
  U.S. Treasury and other U.S.
    Government agencies and corporations           (3,030)    2,467      (563)
  States of the U.S. and political subdivisions       (75)       23       (52)
  Other securities                                    196      (208)      (12)
Loans                                               5,895    (3,257)    2,638
                                                  -------   -------   -------
                                                    2,460      (453)    2,007
                                                  -------   -------   -------
Interest Expense
Deposits:
  Interest bearing demand                            (241)      106      (135)
  Savings                                          (1,654)    1,206      (448)
  Other time                                        2,580    (1,028)    1,552
Short-term borrowings                                 (98)      102         4
Long-term debt                                        613      (456)      157
                                                  -------   -------   -------
                                                    1,200       (70)    1,130
                                                  -------   -------   -------
Net Change                                        $ 1,260   $  (383)  $   877
                                                  =======   =======   =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

     Total interest income on a fully taxable equivalent basis increased $2.0 million or 6.45% for the first three months of 1995, compared to the first three months of 1994. Interest income on taxable securities decreased by $563,000 or 11.74% over these same periods primarily as a result of maturities of taxable securities being used to fund loan demand. The greater loan demand resulted in an increase of $2.6 million in interest income on loans, including fees, on a fully taxable equivalent basis.

     Total interest expense increased $1.1 million or 9.12% for the three months ended March 31, 1995, compared to the three months ended March 31, 1994. Interest expense on deposits accounted for the majority of this increase, $969,000, as a result of the increasing interest rate environment and the change in the deposit mix from savings accounts to higher paying certificate accounts.

     The provision for loan losses totaled $1.5 million for the first three months of 1995, representing a decrease of $1.1 million or 42.63% from the first three months of 1994, a direct result of the improvement in asset quality at the Corporation. The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration all factors relevant to the collectibility of the existing portfolio.

     Total non-interest income decreased slightly during the first three months of 1995, compared to the same period of 1994 due to a decrease in the gain on sale of securities.

     Total non-interest expenses increased $267,000 or 1.80% during the first three months of 1995, compared to the first three months of 1994. Salaries and employee benefits accounted for the majority of this increase.

     Income before taxes was $5.9 million for the first three months of 1995, representing an increase of $1.6 million or 37.01% over the same period of 1994. Income taxes increased $532,000 or 39.58% over the same periods due to more taxable income being generated by the Corporation.

     Consolidated net income was $4.0 million for the first three months of 1995, representing a $1.1 million or 35.83% increase over the first three months of 1994. The Corporation's return on average assets was .96% and .70% for the first three months of 1995 and 1994, respectively, while the return on average equity was 12.56% and 10.19% for those same periods.

PART II

Item 1.     Legal Proceedings

     No material pending legal proceedings exist to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except ordinary routine proceedings which are incidental to the ordinary conduct of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial position of the Corporation and its subsidiaries.

Item 2.     Changes in Securities

     Not applicable

Item 3.     Defaults Upon Senior Securities

     Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.     Other Information

     Not applicable

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits:

     3.1. Articles of Incorporation as currently in effect and any amendments thereto. (Incorporated by reference to Exhibit 3.1. of the Corporation's Form 10-K for the year ended December 31, 1992).

     3.2. By-laws of the Corporation as currently in effect (incorporated by reference to Exhibit 4 of the Corporation's Form 10-Q for the quarter ended June 30, 1994).

     4 The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to Exhibit 3.1. of the registrant's Form 10-K for the year ended December 31, 1992. The By-laws are incorporated by reference to Exhibit 4 of the registrant's Form 10-Q for the quarter ended June 30, 1994. A designation statement defining the rights of F.N.B. Corporation Series A - Cumulative Convertible Preferred Stock is incorporated by reference to Form S-14, Registration Statement of F.N.B. Corporation, File No. 2-96404. A designation statement defining the rights of F.N.B. Corporation Series B - Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4 of the registrant's Form 10-Q for the quarter ended June 30, 1992. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

     10.1. Form of agreement regarding deferred payment of directors' fees by First National Bank of Pennsylvania. (Incorporated by reference to Exhibit 10.1. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.2. Form of agreement regarding deferred payment of directors' fees by F.N.B. Corporation. (Incorporated by reference to Exhibit 10.2. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.3. Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1993).

     10.4. Employment Agreement between The Metropolitan Savings Bank of Youngstown and Samuel K. Sollenberger. (Incorporated by reference to Exhibit 10.4. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.5. Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.5. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

     10.6. Employment Agreement between F.N.B. Corporation and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.6. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

     10.7. Employment Agreement between F.N.B. Corporation and Samuel K. Sollenberger. (incorporated by reference to Exhibit 10.7. of the Corporation's Form 10-Q for the quarter ended March 31, 1994).

     10.8. Employment Agreement between F.N.B. Corporation and William J. Rundorff. (Incorporated by reference to Exhibit 10.8. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

     10.9. Supplemental Executive Retirement Plan of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit
            10.9. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.10. F.N.B. Corporation 1990 Stock Option Plan. (Incorporated by reference to Exhibit 10.10. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.11. F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (Incorporated by reference to Exhibit 10.11. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     11     F.N.B. Corporation
            Statement re Computation of Per Share Earnings

            Dollars in thousands

            Three Months Ended March 31                   1995        1994
                                                        ---------   ---------
            Primary

            Net Income                                  $   3,984   $   2,933
            Less:  Preferred Stock Dividends Declared        (213)       (214)
                                                        ---------   ---------
            Net Income Applicable to Common Stock       $   3,771   $   2,719
                                                        =========   =========

            Average Common Shares Outstanding           8,188,728   8,163,870
            Net Effect of Dilutive Stock Options -
              Based on the Treasury Stock Method Using
              Average Market Price                         29,846      13,685
                                                        ---------   ---------
                                                        8,218,574   8,177,555
                                                        =========   =========
            Net Income per Common Share                     $0.46       $0.33
                                                            =====       =====

            Fully Diluted

            Net Income                                  $   3,984   $   2,933
            Plus:  Minority Interest                                       12
                                                        ---------   ---------
            Net Income Applicable to Common Stock       $   3,984   $   2,945
                                                        =========   =========

            Average Common Shares Outstanding           8,188,728   8,163,870
            Series A Convertible Preferred Stock           38,322      61,393
            Series B Convertible Preferred Stock          799,565     801,420
            Minority Interest Convertible Preferred
              Stock                                                    32,713
            Net Effect of Dilutive Stock Options -
              Based on the Treasury Stock Method
              Using the Year-End Market Price, If
              Higher than Average Market Price             32,081      13,685
                                                        ---------   ---------
                                                        9,058,696   9,073,081
                                                        =========   =========
            Net Income per Common Share                     $0.44       $0.32
                                                            =====       =====

     (b)    Reports on Form 8-K

            No reports on Form 8-K were filed for the three months ended March 31, 1995.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        F.N.B. Corporation
                                        _____________________________________
                                        (Registrant)



Dated: May 10, 1995                     Peter Mortensen
      _________________________         _____________________________________
                                        Peter Mortensen
                                        Chairman and President
                                        (Principal Executive Officer)

Dated: May 10, 1995                     John D. Waters
      _________________________         _____________________________________
                                        John D. Waters
                                        Vice President and Chief Financial
                                          Officer
                                        (Principal Financial Officer)