Form 10-Q
period 1995-06-30
FNB CORP/PA
filed 1995-08-11
CIK 37808

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                               -------------
                                     OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________
Commission file number 0-8144

                             F.N.B. CORPORATION
- ------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1255406
- -------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                   Hermitage Square, Hermitage, PA  16148
- ------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (412) 981-6000
- ------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
- ------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
Yes        No
   -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at July 31, 1995
         -----                                   -----------------------------
Common Stock, $2 Par Value                              8,587,881 Shares
- --------------------------                              ----------------

F.N.B. CORPORATION
FORM 10-Q
June 30, 1995

INDEX

PART I -  FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheet                                    2
          Consolidated Income Statement                                 3
          Consolidated Statement of Cash Flows                          4
          Notes to Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            13

Item 2.   Changes in Securities                                        13

Item 3.   Defaults Upon Senior Securities                              13

Item 4.   Submission of Matters to a Vote of Security Holders          13

Item 5.   Other Information                                            13

Item 6.   Exhibits and Reports on Form 8-K                             13

Signatures                                                             18

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands
                                                     JUNE 30,     DECEMBER 31,
                                                       1995           1994
                                                   ------------   ------------
                                                   (Unaudited)       (Note)
                                                   ------------   ------------
ASSETS
Cash and due from banks                            $     64,126   $     60,451
Interest bearing deposits with banks                      9,558          2,770
Federal funds sold                                        7,570          4,016
Securities available for sale                           137,997        120,061
Investment securities (fair value of
  $244,109 and $246,834)                                245,983        257,956
Loans available for sale                                  4,364          5,904
Loans, net of unearned income of
  $23,781 and $22,022                                 1,192,685      1,188,399
                                                   ------------   ------------
Allowance for loan losses                               (21,173)       (20,295)
                                                   ------------   ------------
    NET LOANS                                         1,175,876      1,174,008
                                                   ------------   ------------

Premises and equipment                                   23,144         22,982
Other assets                                             41,929         44,275
                                                   ------------   ------------
                                                   $  1,706,183   $  1,686,519
                                                   ============   ============
LIABILITIES
Deposits:
  Non-interest bearing                             $    170,089   $    163,566
  Interest bearing                                    1,281,776      1,261,839
                                                   ------------   ------------
    TOTAL DEPOSITS                                    1,451,865      1,425,405

Short-term borrowings                                    55,021         69,365
Other liabilities                                        24,936         26,142
Long-term debt                                           39,274         39,017
                                                   ------------   ------------
    TOTAL LIABILITIES                                 1,571,096      1,559,929
                                                   ------------   ------------

MINORITY INTEREST                                                          540
                                                                  ------------
STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Outstanding - 455,938 and 456,288 shares
  Aggregate liquidation value -
    $11,398 and $11,407                                   4,559          4,563
Common stock - $2 par value
  Authorized - 20,000,000 shares
  Outstanding - 8,595,974 and 8,163,014 shares           17,252         16,364
Additional paid-in capital                               58,522         51,686
Retained earnings                                        52,681         53,121
Net unrealized securities gains                           2,610            625
Treasury stock - 30,019 and 18,974 shares at cost          (537)          (309)
                                                   ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                          135,087        126,050
                                                   ------------   ------------
                                                   $  1,706,183   $  1,686,519
                                                   ============   ============

NOTE: The balance sheet at December 31, 1994 was derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                   --------------------    --------------------
                                     1995       1994         1995        1994
                                   ---------  ---------    ---------  ---------
INTEREST INCOME
Loans, including fees              $  28,383  $  25,269    $  56,019  $  50,255
Securities:
  Taxable                              4,369      4,828        8,601      9,623
  Tax exempt                             439        392          745        789
  Dividends                               74        137          299        286
Other                                    569        262          805        502
                                   ---------  ---------    ---------  ---------
    TOTAL INTEREST INCOME             33,834     30,888       66,469     61,455
                                   ---------  ---------    ---------  ---------

INTEREST EXPENSE
Deposits                              13,113     10,790       25,010     21,718
Short-term borrowings                    821        706        1,670      1,551
Long-term debt                           741        758        1,522      1,382
                                   ---------  ---------    ---------  ---------
    TOTAL INTEREST EXPENSE            14,675     12,254       28,202     24,651
                                   ---------  ---------    ---------  ---------
    NET INTEREST INCOME               19,159     18,634       38,267     36,804
Provision for loan losses              1,393      2,145        2,934      4,831
                                   ---------  ---------    ---------  ---------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       17,766     16,489       35,333     31,973
                                   ---------  ---------    ---------  ---------

NON-INTEREST INCOME
Insurance commissions and fees         1,601      1,185        2,338      2,176
Service charges                        1,682      1,258        3,413      3,075
Trust                                    349        410          755        799
Gain on sale of securities               194        352          361        776
Other                                    498        438          866        459
                                   ---------  ---------    ---------  ---------
    TOTAL NON-INTEREST INCOME          4,324      3,643        7,733      7,285
                                   ---------  ---------    ---------  ---------
                                      22,090     20,132       43,066     39,258
                                   ---------  ---------    ---------  ---------

NON-INTEREST EXPENSES
Salaries and employee benefits         7,348      7,031       14,812     14,125
Net occupancy                          1,089      1,112        2,253      2,285
Amortization of intangibles              322        372          650        748
Equipment                                976      1,025        1,921      2,017
Deposit insurance                        934        935        1,868      1,874
Other                                  4,904      4,797        9,185      9,072
                                   ---------  ---------    ---------  ---------
    TOTAL NON-INTEREST EXPENSES       15,573     15,272       30,689     30,121
                                   ---------  ---------    ---------  ---------
    INCOME BEFORE INCOME TAXES         6,517      4,860       12,377      9,137
Income taxes                           2,172      1,573        4,048      2,917
                                   ---------  ---------    ---------  ---------
    NET INCOME                     $   4,345  $   3,287    $   8,329  $   6,220
                                   =========  =========    =========  =========
NET INCOME PER COMMON SHARE:
  Primary                          $     .48  $     .36    $     .92  $     .67
                                   =========  =========    =========  =========
  Fully Diluted                    $     .46  $     .35    $     .88  $     .66
                                   =========  =========    =========  =========

CASH DIVIDENDS PER COMMON SHARE    $     .07  $     .07    $     .14  $     .13
                                   =========  =========    =========  =========

AVERAGE COMMON SHARES OUTSTANDING  8,591,666  8,575,911    8,594,869  8,573,993
                                   =========  =========    =========  =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Six Months Ended June 30                                  1995          1994
                                                       ----------    ----------
OPERATING ACTIVITIES
Net income                                             $   8,329     $   6,220
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          2,394         3,239
    Provision for loan losses                              2,934         4,831
    Deferred taxes                                           100        (1,610)
    Gain on securities available for sale                   (357)         (776)
    (Gain) loss on loan sales                                (30)          360
    Proceeds from sale of loans                           16,180        36,130
    Loans originated for sale                            (14,610)      (28,639)
    Change in:
      Interest receivable                                     49           151
      Interest payable                                         1         1,182
    Other, net                                              (731)        1,469
                                                       ---------     ---------
      Net cash flows from operating activities            14,259        22,557
                                                       ---------     ---------

INVESTING ACTIVITIES
Net change in interest bearing deposits with banks        (6,788)       (3,541)
Net change in federal funds sold                          (3,554)          463
Purchase of securities available for sale                (42,349)      (59,175)
Purchase of investment securities                        (22,619)      (17,599)
Proceeds from sale of securities available for sale        1,296         9,546
Proceeds from maturity of securities available for sale   26,500        49,661
Proceeds from maturity of investment securities           34,265        37,837
Net change in loans                                       (6,350)      (22,930)
Increase in premises and equipment                        (1,541)         (818)
                                                       ---------     ---------
      Net cash flows from investing activities           (21,140)       (6,556)
                                                       ---------     ---------

FINANCING ACTIVITIES
Net change in non-interest bearing deposits                6,523        (4,395)
Net change in interest bearing deposits                   19,937        (9,129)
Net change in short-term borrowings                      (14,344)       (1,649)
Increase in long-term debt                                 3,719         1,362
Decrease in long-term debt                                (3,462)       (1,341)
Proceeds from sale of stock                                  695           496
Purchase of treasury stock                                  (913)         (398)
Cash dividends paid                                       (1,599)       (1,543)
                                                       ---------     ---------
      Net cash flows from financing activities            10,556       (16,597)
                                                       ---------     ---------
NET (INCREASE) DECREASE IN CASH AND DUE FROM BANKS         3,675          (596)
Cash and due from banks at beginning of period            60,451        59,978
                                                       ---------     ---------
CASH AND DUE FROM BANKS AT END OF PERIOD               $  64,126     $  59,382
                                                       =========     =========


See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1995

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

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

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):
     Six months ended June 30                                1995        1994
                                                            -------    --------
     Cash paid for:
       Interest                                             $29,950    $ 23,439
       Income taxes                                           3,090       4,689
     Noncash Investing and Financing Activities:
       Acquisition of real estate in settlement of loans        984         740
       Loans granted in the sale of other real estate           133         596
       Loans reclassified from available for sale                       119,858
       Conversion of minority interest                          540

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

     In addition to normal liquidity provided from operations, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $21.0 million was unused at June 30, 1995. To further meet its liquidity needs, the Corporation also has access to the Federal Reserve System, the Federal Home Loan Bank and other uncommitted funding sources.

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

     Gap alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Recognizing that traditional gap analyses do not measure dynamically the exposure to interest rate changes, the Corporation also relies on computer simulation modeling to measure the effect of upward and downward interest rate changes on net interest income. Simulation has been in use at the Corporation's lead bank (representing 53% of consolidated assets) and is currently being implemented at its other subsidiaries. Through the review of gap analyses and simulation modeling, management continually monitors the Corporation's exposure to changing interest rates.

     Following is the gap analysis as of June 30, 1995 (in thousands):

                           Within      4-12        1-5       Over
                          3 Months     Months     Years     5 years     Total
                          ---------  ---------  ---------  --------- ----------
Interest Earning Assets
Interest bearing deposits
  with banks              $   9,458  $     100                       $    9,558
Federal funds sold            7,570                                       7,570
Securities:
  Available for sale          9,622     42,073  $  72,148  $  14,154    137,997
  Held for investment        19,999     29,908    182,898     13,178    245,983
Loans, net of unearned      259,598    200,573    414,884    321,994  1,197,049
                          ---------  ---------  ---------  --------- ----------
                            306,247    272,654    669,930    349,326  1,598,157
Other assets                                                 108,026    108,026
                          ---------  ---------  ---------  --------- ----------
                          $ 306,247  $ 272,654  $ 669,930  $ 457,352 $1,706,183
                          =========  =========  =========  ========= ==========

Interest Bearing Liabilities
Deposits:
  Interest checking       $   7,674  $  23,021  $ 122,777            $  153,472
  Savings                    41,714    125,143    250,284               417,141
  Time deposits             144,249    263,777    301,645  $   1,492    711,163
Short-term borrowings        21,831     17,042     16,148                55,021
Long-term debt                  318     18,753      7,485     12,718     39,274
                          ---------  ---------  ---------  --------- ----------
                            215,786    447,736    698,339     14,210  1,376,071
Other liabilities                                            195,025    195,025
Stockholders' equity                                         135,087    135,087
                          ---------  ---------  ---------  --------- ----------
                          $ 215,786  $ 447,736  $ 698,339  $ 344,322 $1,706,183
                          =========  =========  =========  ========= ==========

Period Gap                $  90,461  $(175,082) $ (28,409) $ 113,030
                          =========  =========  =========  =========

Cumulative Gap            $  90,461  $ (84,621) $(113,030)
                          =========  =========  =========
Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                 1.42       0.87       0.92       1.16
                          =========  =========  =========  =========
Cumulative Gap as a Percent
  of Total Assets              5.3%      (5.0%)     (6.6%)
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

     The capital management function is a continuous process. Central to this process is internal equity generation accomplished mainly by earnings retention. Since December 31, 1994, total retained earnings has increased $7.1 million as a result of earnings retention. For the six months ended June 30, 1995, the return on average equity was 12.83%. Total cash dividends declared represented 19.21% of net income. Book value per share was $14.39 at June 30, 1995, compared to $13.38 at December 31, 1994.

     During the first quarter of 1995, the minority interest of First County Bank, a subsidiary of the Corporation, was exchanged for the Corporation's common stock. As a result of this exchange, the Corporation now owns 100% of First County Bank.

     The Corporation's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other bank and thrift regulators in measuring strength of capital position are the Core Capital, Total Risk-Based Capital and Leverage ratios. Following is a table summarizing these ratios and the related regulatory minimums as of June 30, 1995 and December 31, 1994, respectively (in thousands):

                                      JUNE 30,      DECEMBER 31,    REGULATORY
                                        1995            1994         MINIMUMS
                                    ------------    ------------    ----------
Capital Ratios:
  Core Capital                            11.23%          10.58%         4.00%
  Total Risk-Based Capital                13.36           12.71          8.00
  Leverage                                 7.68            7.25          5.00

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

     Following is a summary of non-performing assets (in thousands):
                                                    JUNE 30,      DECEMBER 31,
                                                      1995            1994
                                                  ------------    ------------
Non-performing assets:
  Non-accrual loans                                  $ 6,418         $ 9,512
  Loans past due 90 days or more                       2,708           2,621
  Restructured loans                                   3,121           3,157
                                                     -------         -------

    Total non-performing loans                        12,247          15,290
Other real estate owned                                3,173           3,675
                                                     -------         -------
    Total non-performing assets                      $15,420         $18,965
                                                     =======         =======
Asset quality ratios:
  Non-performing loans as percent of total loans       1.01%           1.28%
  Non-performing assets as percent of total assets      .90%           1.12%

     Non-accrual loans totaled $6.4 million at June 30, 1995, representing a decrease of $3.1 million from $9.5 million at December 31, 1994. The ratio of non-accrual loans to total loans decreased from .80% at December 31, 1994 to
 .54% at June 30, 1995. The decrease was the result of management's continued focus on improved asset quality.

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                           At or for the       At or for the
                                        Three Months Ended   Six Months Ended
                                              June 30,           June 30,
                                        ------------------  ------------------
                                         1995       1994     1995       1994
                                        -------    -------  -------    -------
Balance at beginning of period          $20,922    $18,719  $20,295    $16,440

Charge-offs                              (1,544)    (1,995)  (2,886)    (2,928)
Recoveries                                  402        283      830        809
                                        -------    -------  -------    -------
  Net charge-offs                        (1,142)    (1,712)  (2,056)    (2,119)

Provision for loan losses                 1,393      2,145    2,934      4,831
                                        -------    -------  -------    -------
Balance at end of period                $21,173    $19,152  $21,173    $19,152
                                        =======    =======  =======    =======
Net charge-offs as percent of
  average loans, net of
  unearned (annualized)                                        .34%       .37%

Allowance for loan losses to:
  Total loans, net of unearned income                         1.77%      1.69%
  Non-performing assets                                     137.31%    101.35%

     The allowance for loan losses totaled $21.2 million at June 30, 1995, representing an increase of $2.0 million or 10.55% compared to June 30, 1994. The ratio of allowance for loan losses to total loans has increased from 1.69% at June 30, 1994 to 1.77% at June 30, 1995. The ratio of allowance for loan losses to non-performing assets increased to 137.31% at June 30, 1995, compared to 101.35% at June 30, 1994. The ratio of net charge-offs to average loans, net of unearned income, outstanding (annualized) decreased from .37% at June 30, 1994 to .34% at June 30, 1995.

FINANCIAL INFORMATION SUMMARY

     Net income for the first six months of 1995 was $8.3 million compared to $6.2 million for the first six months of 1994. Primary earnings per share for those periods were $.92 and $.67, respectively, and $.88 and $.66 on a fully diluted basis. Highlights for the first six months of 1995 include:

     * A 12.83% return on average equity and a 1.00% return on average assets.

     *     A net interest margin on a fully taxable equivalent basis of 5.00%.

     * The provision for loan losses for the first six months of 1995 at $2.9 million was 39.27% lower than the provision recorded for the first six months of 1994.

First Six Months of 1995 as Compared to First Six Months of 1994:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Six Months Ended June 30                  1995                            1994
                             ------------------------------  ------------------------------
                              Average                Yield/   Average                Yield/
                              Balance     Interest    Rate    Balance     Interest    Rate
                             ----------  ----------  ------  ----------  ----------  ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks                  $    4,646  $    141    6.09%   $    7,028  $    105    2.99%
Federal funds sold               22,014       663    6.03        22,434       398    3.55
Securities:
 U.S. Treasury and other
  U.S. Government agencies
  and corporations              314,647     8,600    5.51       372,907     9,622    5.20
 States of the U.S. and
  political subdivisions (1)     35,135     1,121    6.38        36,342     1,191    6.55
 Other securities (1)            14,064       338    4.81        13,529       365    5.40
Loans (1) (2)                 1,196,115    56,671    9.55     1,135,263    50,900    9.04
                             ----------  --------            ----------  --------
  Total interest
   earning assets             1,586,621    67,534    8.58     1,587,503    62,581    7.95

Cash and due from banks          52,900                          53,625
Allowance for loan losses       (21,047)                        (18,478)
Premises and equipment           23,009                          23,719
Other assets                     45,319                          46,231
                             ----------                      ----------
                             $1,686,802                      $1,692,600
                             ==========                      ==========
Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand     $  154,542  $  1,364    1.78    $  169,610  $  1,601    1.90
 Savings                        433,760     5,404    2.51       508,950     6,329    2.51
 Other time                     685,271    18,242    5.37       612,233    13,788    4.54
Short-term borrowings            55,978     1,670    6.01        65,320     1,551    4.78
Long-term debt                   39,524     1,522    7.70        31,411     1,382    8.80
                             ----------  --------            ----------  --------
  Total interest
   bearing liabilities        1,369,075    28,202    4.15     1,387,524    24,651    3.58
                             ----------  --------            ----------  --------
Non-interest bearing
 demand deposits                158,228                         158,235
Other liabilities                28,601                          26,825
                             ----------                      ----------
                              1,555,904                       1,572,584
                             ----------                      ----------

Minority Interest                                                   522
                                                             ----------

Stockholders' Equity
Preferred stock                   4,562                           4,578
Common stock                     16,557                          15,692
Additional paid-in capital       53,130                          47,292
Retained earnings                55,566                          50,339
Net unrealized securities
 gains                            1,492                           1,776
Treasury stock                     (409)                           (183)
                             ----------                      ----------
 Total stockholders' equity     130,898                         119,494
                             ----------                      ----------
                             $1,686,802                      $1,692,600
                             ==========                      ==========
Excess of interest earning
 assets over interest
 bearing liabilities         $  217,546                      $  199,979
                             ==========                      ==========

Net interest income                      $ 39,332                        $ 37,930
                                         ========                        ========

Net interest spread                                  4.43%                           4.37%
                                                    ======                          ======
Net interest margin (3)                              5.00%                           4.81%
                                                    ======                          ======

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

                                       -10-

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first six months of 1995, net interest income, on a fully taxable equivalent basis, totaled $39.3 million, representing a 3.70% increase over the first six months of 1994. Net interest income as a percentage of average earning assets (commonly referred to as the margin) rose to 5.00% at June 30, 1995 from 4.81% at June 30, 1994.

     Net interest income can be analyzed in terms of the impact of changing volumes of interest earning assets and interest bearing liabilities. The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ending June 30, 1995 as compared to the six months ending June 30, 1994 (in thousands):
                                               Volume     Rate       Net
                                              --------  --------  --------
Interest Income
Interest bearing deposits with banks          $  (168)  $   204   $    36
Federal funds sold                                142       123       265
Securities:
  U.S. Treasury and other U.S.
    Government agencies and corporations       (3,162)    2,140    (1,022)
  States of the U.S. and political subdivisions   (78)        8       (70)
  Other securities                                 28       (55)      (27)
Loans                                           5,654       117     5,771
                                              -------   -------   -------
                                                2,416     2,537     4,953
                                              -------   -------   -------
Interest Expense
Deposits:
  Interest bearing demand                        (276)       39      (237)
  Savings                                      (1,889)      964      (925)
  Other time                                    3,556       898     4,454
Short-term borrowings                            (555)      674       119
Long-term debt                                    654      (514)      140
                                              -------   -------   -------
                                                1,490     2,061     3,551
                                              -------   -------   -------
Net Change                                    $   926   $   476   $ 1,402
                                              =======   =======   =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

     Total interest income on a fully taxable equivalent basis increased $5.0 million or 7.91% for the first six months of 1995, compared to the first six months of 1994. Interest income on taxable securities decreased by $1.0 million or 10.62% over these same periods primarily as a result of maturities of taxable securities being used to fund loan demand. The greater loan demand resulted in an increase of $5.8 million in interest income on loans, including fees, on a fully taxable equivalent basis.

     Total interest expense increased $3.6 million or 14.41% for the six months ended June 30, 1995, compared to the six months ended June 30, 1994. Interest expense on deposits accounted for the majority of this increase, $3.3 million, as a result of the increasing interest rate environment and the change in the deposit mix from savings accounts to higher paying certificate accounts.

     On August 8, 1995, the FDIC voted to lower the deposit insurance premiums for banks, now that the Bank Insurance Fund (BIF) has been funded to the required level. The deposit premiums for well capitalized banks have been reduced from $.23 to $.04 per $100 of deposits. On the other hand, the Savings Association Insurance Fund is still under reserved. As a result, there will be no reduction in the insurance premiums for savings and loans. This recent action will have a beneficial effect on the Corporation since more than half of our deposits are in the BIF.

     The provision for loan losses totaled $2.9 million for the first six months of 1995, representing a decrease of $1.9 million or 39.27% from the first six months of 1994, a direct result of the improvement in asset quality at the Corporation. The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration all factors relevant to the collectibility of the existing portfolio.

       Total non-interest income increased slightly during the first six months of 1995, compared to the same period of 1994 due to an increase in service charges.

     Total non-interest expenses increased $568,000 or 1.89% during the first six months of 1995, compared to the first six months of 1994. Salaries and employee benefits accounted for the majority of this increase.

     Income before taxes was $12.4 million for the first six months of 1995, representing an increase of $3.2 million or 35.46% over the same period of 1994. Income taxes increased $1.1 million or 38.77% over the same periods due to more taxable income being generated by the Corporation.

      Consolidated net income was $8.3 million for the first six months of 1995, representing a $2.1 million or 33.91% increase over the first six months of 1994. The Corporation's return on average assets was 1.00% and .74% for the first six months of 1995 and 1994, respectively, while the return on average equity was 12.83% and 10.66% for those same periods.

Second Quarter of 1995 as Compared to Second Quarter of 1994

     During the second quarter of 1995, net interest income increased $525,000 or 2.82% over the second quarter of 1994. Total interest income increased $2.9 million or 9.54% over these same periods, primarily the result of an increase of $3.1 million in loans, including fees. This increase is the result of greater loan demand.

     Total interest expense increased $2.4 million or 19.76% during the second quarter of 1995, compared to the same period of 1994. Interest expense on deposits accounted for the majority of this increase, $2.3 million, as a result of the increasing interest rate environment and the change in the deposit mix from savings accounts to higher paying certificate accounts.
     The provision for loan losses totaled $1.4 million for the second quarter of 1995, compared to $2.1 million for the second quarter of 1994. This is a result of the continuing improvement in asset quality at the Corporation.

     Total non-interest income increased $681,000 or 18.69% during the second quarter of 1995, compared to the second quarter of 1994, largely as a result of increases in premiums and commissions at the Corporation's insurance subsidiary. Total non-interest expenses increased slightly to $15.6 million from $15.3 million for the second quarter of 1995 and 1994, respectively. Expense levels in 1995 were affected by increases in the cost of certain employee benefits.

      Income before taxes increased to $6.5 million in the second quarter of 1995 from $4.9 million in the same period of 1994. Income tax expense increased to $2.2 million from $1.6 million over these same periods. Net income totaled $4.3 million for the second quarter of 1995, compared to $3.3 million for the second quarter of 1994.

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

     Not applicable

Item 3.     Defaults Upon Senior Securities

     Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of F.N.B. Corporation was held on April 26, 1995. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1994 and there was no solicitation in opposition to the Corporation's solicitations.

            All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:

                                    Shares Voted     Shares
                                       "For"       "Withheld"
                                    ------------   ----------
            William J. Strimbu        5,925,947       46,602
            Archie O. Wallace         5,915,805       51,144
            Joseph M. Walton          5,900,807       75,842
            James T. Weller           5,927,236       45,313
            Eric J. Werner            5,904,690       68,419

Item 5.     Other Information

            On July 28, 1995, the Corporation filed a Registration Statement on Form S-3 to register an additional $125,000,000 in securities. This filing is currently under review.

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

     10.5. Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.5. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990). Amendment No. 2 to Employment Agreement (filed herewith).

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

                                                          Exhibit 10.5.






                      AMENDMENT NO. 2 TO EMPLOYMENT AGREEMENT


          ENTERED INTO on and as of June 26, 1995 by and between PETER MORTENSEN (the "Executive") and F.N.B. CORPORATION (the "Company").

          WHEREAS, the Executive and the Company are parties to an Employment Agreement dated as of January 1, 1990, as amended by an Amendment thereto dated June 2, 1994 (the "Employment Agreement"), and

          WHEREAS, the Executive and the Company have agreed to enter into a Consulting Agreement, in substantially the form attached hereto, pursuant to which (inter alia), upon cessation of the Executive's full-time employment under the Employment Agreement, the Executive shall be entitled to a fixed amount of compensation per annum for a period of seven years and shall be required to make himself available to serve the Company and its subsidiaries, as an independent consultant, with respect to various aspects of their business and affairs (as described therein); and

          WHEREAS, the Executive and the Company have agreed, in connection with the establishment of the said Consulting Agreement, and in consideration therefor, (i) to eliminate from the Employment Agreement the Executive's entitlement to severance compensation upon occurrence of the events described in Section 11 thereof, (ii) to amend and supplement the provisions of Section 1(b) thereof, and (iii) to eliminate Section 20 thereof in its entirety; and

          WHEREAS, the parties desire to reaffirm all the other terms and provisions of the Employment Agreement,

          NOW, THEREFORE, intending to be legally bound, the Executive and the Company covenant and agree that:

          1. Section 1(b) of the Employment Agreement is hereby amended and supplemented as follows:

                 1st. From the last sentence, the words", except by operation of Section 20 hereof" are hereby deleted.

                 2nd. At the end thereof is hereby added a new sentence, to read in its entirety: "Notwithstanding the foregoing, the Executive shall have the right, exercisable by six months' written notice to the Company, to fix the expiration of the term as of any date on or after March 31, 1996, and thereby initiate the term of the Consulting Agreement dated as of June 26, 1995 between the Executive and the Company.

          2. Section 11 of the Employment Agreement is hereby deleted in its entirety.

          3. Section 20 of the Employment Agreement is hereby deleted in its entirety.

          4. The parties hereby reaffirm all the other terms and provisions of the Employment Agreement, which shall remain in full force and effect as amended hereby.

          5. In consideration of the foregoing, the parties shall, concurrently herewith, enter into the Consulting Agreement in substantially the form attached hereto.

          WITNESS the due execution and delivery hereof as of the date first above written.



WITNESS:                                    EXECUTIVE


William J. Rundorff                         Peter Mortensen
- ------------------------------------        ----------------------------------
William J. Rundorff                         Peter Mortensen

ATTEST:                                     F.N.B. CORPORATION


William J. Rundorff                         By James T. Weller
- ------------------------------------           -------------------------------
William J. Rundorff, Asst. Secretary           Chairman of the Compensation
                                               Committee of the Board of
                                               Directors

11     F.N.B. Corporation
       Statement re Computation of Per Share Earnings

       Dollars in thousands
                                    Three Months Ended      Six Months Ended
                                          June 30,              June 30,
                                   --------------------  --------------------
                                     1995       1994       1995       1994
                                   ---------  ---------  ---------  ---------
Primary

Net Income                         $   4,345  $   3,287  $   8,329  $   6,220
Less:  Preferred Stock
   Dividends Declared                   (213)      (213)      (425)      (427)
                                   ---------  ---------  ---------  ---------
Net Income Applicable
  to Common Stock                  $   4,132  $   3,074  $   7,904  $   5,793
                                   =========  =========  =========  =========

Average Common Shares
  Outstanding                      8,591,666  8,575,910  8,594,869  8,573,992
Net Effect of Dilutive Stock
  Options - Based on the Treasury
  Stock Method Using Average
  Market Price                        37,935     14,807     34,862     14,260
                                   ---------  ---------  ---------  ---------
                                   8,629,601  8,590,717  8,629,731  8,588,252
                                   =========  =========  =========  =========

Net Income per Common Share             $.48       $.36       $.92       $.67
                                        ====       ====       ====       ====


Fully Diluted

Net Income                         $   4,345  $   3,287  $   8,329  $   6,220
Plus:  Minority Interest                             13                    25
                                   ---------  ---------  ---------  ---------
Net Income Applicable
  to Common Stock                  $   4,345  $   3,300  $   8,329  $   6,245
                                   =========  =========  =========  =========

Average Common Shares
  Outstanding                      8,591,666  8,575,910  8,594,869  8,573,992
Series A Convertible
  Preferred Stock                     35,036     43,219     35,036     43,219
Series B Convertible
  Preferred Stock                    839,415    801,420    839,479    801,420
Minority Interest Convertible
  Preferred Stock                                31,332                31,332
Net Effect of Dilutive Stock
  Options - Based on the Treasury
  Stock Method Using the Year-End
  Market Price, If Higher than
  Average Market Price                40,485     16,481     40,485     16,481
                                   ---------  ---------  ---------  ---------
                                   9,506,602  9,468,362  9,509,869  9,466,444
                                   =========  =========  =========  =========

Net Income per Common Share             $.46       $.35       $.88       $.66
                                        ====       ====       ====       ====


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed for the three months ended
     June 30, 1995.

                                    SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     F.N.B. Corporation
                                     ------------------------------------------
                                     (Registrant)



Dated: August 11, 1995               Peter Mortensen
       ----------------------------  ------------------------------------------
                                     Peter Mortensen
                                     Chairman and President
                                     (Principal Executive Officer)


Dated: August 11, 1995               John D. Waters
       ----------------------------  ------------------------------------------
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)