Form 10-Q
period 1995-09-30
FNB CORP/PA
filed 1995-11-13
CIK 37808

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------
                                     OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to _______________________
Commission file number 0-8144

                             F.N.B. CORPORATION
------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1255406
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                   Hermitage Square, Hermitage, PA  16148
------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                                (412) 981-6000
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not applicable
------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
Yes        No
   -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                 Outstanding at October 20, 1995
         -----                                 -------------------------------
Common Stock, $2 Par Value                             8,603,952 Shares
--------------------------                             ----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 1995

INDEX

PART I -  FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheet                                    2
          Consolidated Income Statement                                 3
          Consolidated Statement of Cash Flows                          4
          Notes to Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            13

Item 2.   Changes in Securities                                        13

Item 3.   Defaults Upon Senior Securities                              13

Item 4.   Submission of Matters to a Vote of Security Holders          13

Item 5.   Other Information                                            13

Item 6.   Exhibits and Reports on Form 8-K                             13

Signatures                                                             30

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands
                                                 SEPTEMBER 30,   DECEMBER 31,
                                                     1995            1994
                                                 ------------    ------------
                                                  (Unaudited)       (Note)
                                                 ------------    ------------
ASSETS
Cash and due from banks                          $     54,373    $     60,451
Interest bearing deposits with banks                    3,130           2,770
Federal funds sold                                      5,115           4,016
Securities available for sale                         148,683         120,061
Investment securities (fair value of
  $231,778 and $246,834)                              233,776         257,956
Loans available for sale                                9,785           5,904
Loans, net of unearned income of
  $24,812 and $22,022                               1,194,174       1,188,399
Allowance for loan losses                             (21,052)        (20,295)
                                                 ------------    ------------
   NET LOANS                                        1,182,907       1,174,008
                                                 ------------    ------------

Premises and equipment                                 22,471          22,982
Other assets                                           41,415          44,275
                                                 ------------    ------------
                                                 $  1,691,870    $  1,686,519
                                                 ============    ============
LIABILITIES
Deposits:
  Non-interest bearing                           $    167,541    $    163,566
  Interest bearing                                  1,263,572       1,261,839
                                                 ------------    ------------
    TOTAL DEPOSITS                                  1,431,113       1,425,405

Short-term borrowings                                  55,078          69,365
Other liabilities                                      25,751          26,142
Long-term debt                                         40,656          39,017
                                                 ------------    ------------
    TOTAL LIABILITIES                               1,552,598       1,559,929
                                                 ------------    ------------

MINORITY INTEREST                                                         540
                                                                 ------------
STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Outstanding - 455,838 and 456,288 shares
  Aggregate liquidation value -
    $11,396 and $11,407                                 4,558           4,563
Common stock - $2 par value
  Authorized - 20,000,000 shares
  Outstanding - 8,602,201 and 8,163,014 shares         17,252          16,364
Additional paid-in capital                             58,564          51,686
Retained earnings                                      56,465          53,121
Net unrealized securities gains                         2,886             625
Treasury stock - 23,750 and 18,974 shares at cost        (453)           (309)

                                                 ------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                        139,272         126,050
                                                 ------------    ------------
                                                 $  1,691,870    $  1,686,519
                                                 ============    ============

NOTE: The balance sheet at December 31, 1994 was derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                      THREE MONTHS ENDED     NINE MONTHS ENDED
                                         SEPTEMBER 30,         SEPTEMBER 30,
                                     --------------------  --------------------
                                       1995       1994       1995       1994
                                     ---------  ---------  ---------  ---------
INTEREST INCOME
Loans, including fees                $  28,897  $  25,820  $  84,916  $  76,075
Securities:
  Taxable                                4,808      4,596     13,409     14,219
  Tax exempt                               357        381      1,102      1,170
  Dividends                                153        134        452        420
Other                                      357        400      1,162        902
                                     ---------  ---------  ---------  ---------
  TOTAL INTEREST INCOME                 34,572     31,331    101,041     92,786
                                     ---------  ---------  ---------  ---------

INTEREST EXPENSE
Deposits                                13,350     11,043     38,360     32,761
Short-term borrowings                      829        947      2,499      2,498
Long-term debt                             809        691      2,331      2,073
                                     ---------  ---------  ---------  ---------
    TOTAL INTEREST EXPENSE              14,988     12,681     43,190     37,332
                                     ---------  ---------  ---------  ---------
    NET INTEREST INCOME                 19,584     18,650     57,851     55,454
Provision for loan losses                1,366      1,854      4,300      6,685
                                     ---------  ---------  ---------  ---------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES         18,218     16,796     53,551     48,769
                                     ---------  ---------  ---------  ---------

NON-INTEREST INCOME
Insurance commissions and fees           1,149        951      3,487      3,127
Service charges                          1,624      1,412      5,037      4,487
Trust                                      260        448      1,015      1,247
Gain on sale of securities                  62        126        423        902
Other                                      451        271      1,317        730

                                     ---------  ---------  ---------  ---------
    TOTAL NON-INTEREST INCOME            3,546      3,208     11,279     10,493
                                     ---------  ---------  ---------  ---------
                                        21,764     20,004     64,830     59,262
                                     ---------  ---------  ---------  ---------

NON-INTEREST EXPENSES
Salaries and employee benefits           7,373      6,636     22,185     20,761
Net occupancy                            1,160      1,143      3,413      3,428
Amortization of intangibles                303        370        953      1,118
Equipment                                  732        901      2,653      2,918
Deposit insurance                          253        923      2,121      2,797
Other                                    4,810      4,596     13,995     13,668
                                     ---------  ---------  ---------  ---------
    TOTAL NON-INTEREST EXPENSES         14,631     14,569     45,320     44,690
                                     ---------  ---------  ---------  ---------
    INCOME BEFORE INCOME TAXES           7,133      5,435     19,510     14,572
Income taxes                             2,277      1,915      6,325      4,832
                                     ---------  ---------  ---------  ---------
    NET INCOME                       $   4,856  $   3,520  $  13,185  $   9,740
                                     =========  =========  =========  =========
NET INCOME PER COMMON SHARE:
  Primary                            $     .54  $     .39  $    1.45  $    1.06
                                     =========  =========  =========  =========
  Fully Diluted                      $     .51  $     .37  $    1.39  $    1.03
                                     =========  =========  =========  =========

CASH DIVIDENDS PER COMMON SHARE      $     .10  $     .07  $     .24  $     .20
                                     =========  =========  =========  =========

AVERAGE COMMON SHARES OUTSTANDING    8,593,248  8,566,516  8,594,323  8,571,464
                                     =========  =========  =========  =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Nine Months Ended September 30                             1995        1994
                                                         ---------   ---------
OPERATING ACTIVITIES
Net income                                               $  13,185   $   9,740
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            3,544       4,591
    Provision for loan losses                                4,300       6,685
    Deferred taxes                                             215      (2,155)
    Gain on securities available for sale                     (423)       (902)
    Gain on loan sales                                         (94)       (83)
    Proceeds from sale of loans                             23,166      41,490
    Loans originated for sale                              (26,953)    (38,701)
    Change in:
      Interest receivable                                     (365)        304
      Interest payable                                       1,740       1,826
    Other, net                                              (1,293)      4,495
                                                         ---------   ---------
      Net cash flows from operating activities              17,022      27,290
                                                         ---------   ---------

INVESTING ACTIVITIES
Net change in interest bearing deposits with banks            (360)      1,629
Net change in federal funds sold                            (1,099)     16,408
Purchase of securities available for sale                  (61,384)    (69,466)
Purchase of investment securities                          (35,082)    (21,091)
Proceeds from sale of securities available for sale          1,036      11,818
Proceeds from maturity of securities available for sale     35,754      66,224
Proceeds from maturity of investment securities             58,628      49,011
Net change in loans                                         (9,376)    (58,151)
Increase in premises and equipment                          (1,514)     (1,216)
                                                         ---------   ---------
      Net cash flows from investing activities             (13,397)     (4,834)
                                                         ---------   ---------

FINANCING ACTIVITIES
Net change in non-interest bearing deposits                  3,975      (1,756)
Net change in interest bearing deposits                      1,733     (21,603)
Net change in short-term borrowings                        (14,287)      8,445
Increase in long-term debt                                   5,611       3,502
Decrease in long-term debt                                  (3,972)     (4,392)
Proceeds from sale of stock                                  1,031         762
Purchase of treasury stock                                  (1,123)       (934)
Cash dividends paid                                         (2,671)     (2,326)
                                                         ---------   ---------
      Net cash flows from financing activities              (9,703)    (18,302)
                                                         ---------   ---------
NET (INCREASE) DECREASE IN CASH AND DUE FROM BANKS          (6,078)      4,154
Cash and due from banks at beginning of period              60,451      59,978
                                                         ---------   ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                 $  54,373   $  64,132
                                                         =========   =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 1995

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

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

LOANS

     On January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (FAS) No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be identified and measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. Impaired loans consist of non-homogenous loans, which based on management's evaluation of current information and events, has determined that it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Corporation evaluates all commercial and commercial real estate loans which have been classified for regulatory reporting purposes, including nonaccrual and restructured loans, in determining impaired loans.

     At September 30, 1995 the recorded investment in loans that are considered to be impaired under Statement 114 was $9.6 million (of which $2.2 million were on a nonaccrual basis). Included in this amount is $4.7 million of impaired loans that as a result of write-downs do not have an allowance for credit losses. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $12.8 million. For the nine months ended September 30, 1995, the Corporation recognized interest income on those impaired loans of $629,000 which does not include any interest income recognized using the cash basis method of income recognition.

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):
     Nine months ended September 30                            1995      1994
                                                             -------   --------
     Cash paid for:
       Interest                                              $41,449   $ 35,491
       Income taxes                                            6,319      5,122
     Noncash Investing and Financing Activities:
       Acquisition of real estate in settlement of loans       1,567        995
       Loans granted in the sale of other real estate            281        809
       Loans reclassified from available for sale                       119,858
       Conversion of minority interest                           540

EFFECT OF NEW ACCOUNTING STANDARDS

     In May of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (FAS) No. 122, "Accounting for Mortgage Servicing Rights," an amendment of FAS No. 65. This Statement, which is required to be adopted during the first quarter of 1996, allows enterprises engaging in mortgage banking activities to recognize as separate assets rights to service mortgage loans for loans originated for sale by the enterprise. As the Corporation does not significantly engage in the sale of mortgage loans, the impact of this Statement is not anticipated to have a material impact on the Corporation's results of operations or financial position.

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

     In addition to normal liquidity provided from operations, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $22.0 million was unused at September 30, 1995. To further meet its liquidity needs, the Corporation also has access to the Federal Reserve System, the Federal Home Loan Bank and other uncommitted funding sources.

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

     Gap analysis alone does not accurately measure the magnitude of changes in net interest income since changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Recognizing that traditional gap analyses do not measure dynamically the exposure to interest rate changes, the Corporation also relies on computer simulation modeling to measure the effect of upward and downward interest rate changes on net interest income. Simulation has been in use at the Corporation's lead bank (representing 53% of consolidated assets) and is currently being implemented at its other subsidiaries. Through the review of gap analyses and simulation modeling, management continually monitors the Corporation's exposure to changing interest rates.

     Following is the gap analysis as of September 30, 1995 (in thousands):

                             Within     4-12       1-5      Over
                            3 Months   Months     Years    5 years     Total
                            --------  ---------  --------  --------  ----------
Interest Earning Assets
Interest bearing deposits
  with banks                $  3,130                                 $    3,130
Federal funds sold             5,115                                      5,115
Securities:
  Available for sale          14,866  $  44,249  $ 74,779  $ 14,789     148,683
  Held for investment          2,501     36,931   185,144     9,200     233,776
Loans, net of unearned       257,339    204,171   422,281   320,168   1,203,959
                            --------  ---------  --------  --------  ----------
                             282,951    285,351   682,204   344,157   1,594,663
Other assets                                                 97,207      97,207
                            --------  ---------  --------  --------  ----------
                            $282,951  $ 285,351  $682,204  $441,364  $1,691,870
                            ========  =========  ========  ========  ==========
Interest Bearing Liabilities
Deposits:
  Interest checking         $  7,480  $  22,439  $119,675            $  149,594
  Savings                     40,135    120,406   240,812               401,353
  Time deposits              144,404    271,734   295,313  $  1,174     712,625
Short-term borrowings         22,267     20,948    11,863                55,078
Long-term debt                 4,640     14,995     8,832    12,189      40,656
                            --------  ---------  --------  --------  ----------
                             218,926    450,522   676,495    13,363   1,359,306
Other liabilities                                           193,292     193,292
Stockholders' equity                                        139,272     139,272
                            --------  ---------  --------  --------  ----------
                            $218,926  $ 450,522  $676,495  $345,927  $1,691,870
                            ========  =========  ========  ========  ==========

Period Gap                  $ 64,025  $(165,171) $  5,709  $ 95,437
                            ========  =========  ========  ========
Cumulative Gap              $ 64,025  $(101,146) $(95,437)
                            ========  =========  ========
Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                  1.29       0.85      0.93      1.17
                            ========  =========  ========  ========
Cumulative Gap as a Percent
  of Total Assets               3.8%      (6.0%)    (5.6%)
                            ========  =========  ========
Capital Resources

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Corporation maintains a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     The capital management function is a continuous process. Central to this process is internal equity generation accomplished mainly by earnings retention. Since December 31, 1994, total retained earnings has increased $11.0 million as a result of earnings retention. For the nine months ended September 30, 1995, the return on average equity was 13.25%. Total cash dividends declared represented 20.26% of net income. Book value per share was $14.87 at September 30, 1995, compared to $13.38 at
December 31, 1994.

     During the first quarter of 1995, the minority interest of First County Bank, a subsidiary of the Corporation, was exchanged for the Corporation's common stock. As a result of this exchange, the Corporation now owns 100% of First County Bank.

     Series A - Cumulative Convertible Preferred Stock was created for the purpose of acquiring Reeves Bank. The Corporation has the right to require the conversion of the balance of all outstanding shares at the conversion rate at any time after 50% of the 49,512 shares issued are no longer outstanding.
There are currently 25,038 shares outstanding.

     Series B - Cumulative Convertible Preferred Stock (Series B Preferred) was issued during 1992, has a stated value of $25.00 per share, and is convertible at the option of the holder at any time into shares of the Corporation's common stock at a price of $12.84 per share. Currently this is an exchange ratio of
1.95 common for each share of preferred. The Corporation has the right to redeem the Series B Preferred Stock for cash on or after May 15, 1996 as set forth in the prospectus dated May 8, 1992.

     The Corporation's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board in measuring strength of capital position are the Core Capital, Total Risk-Based Capital and Leverage ratios. Following is a table summarizing these ratios and the related regulatory minimums as of September 30, 1995 and December 31, 1994, respectively (in thousands):
                                      SEPTEMBER 30,   DECEMBER 31,   REGULATORY
                                          1995            1994        MINIMUMS
                                      ------------    -----------    ----------
Capital Ratios:
  Core Capital                              11.53%         10.58%         4.00%
  Total Risk-Based Capital                  13.65          12.71          8.00
  Leverage                                   7.90           7.25          5.00

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

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       1995           1994
                                                   ------------    -----------
Non-performing assets:
  Non-accrual loans                                  $ 5,701         $ 9,512
  Loans past due 90 days or more                       3,070           2,621
  Restructured loans                                   3,110           3,157
    Total non-performing loans                        11,881          15,290
Other real estate owned                                2,973           3,675
                                                     -------         -------
    Total non-performing assets                      $14,854         $18,965
                                                     =======         =======
Asset quality ratios:
  Non-performing loans as percent of total loans        .99%           1.28%
  Non-performing assets as percent of total assets      .88%           1.12%

     Non-accrual loans totaled $5.7 million at September 30, 1995, representing a decrease of $3.8 million from $9.5 million at December 31, 1994. The ratio of non-accrual loans to total loans decreased from .80% at December 31, 1994 to
 .47% at September 30, 1995. The decrease was the result of management's continued focus on improved asset quality.

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                        At or for the          At or for the
                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------     -----------------
                                       1995       1994        1995      1994
                                      -------    -------     -------   -------
Balance at beginning of period        $21,173    $19,152     $20,295   $16,440

Charge-offs                            (1,702)    (1,302)     (4,588)   (4,230)
Recoveries                                215        255       1,045     1,064
                                      -------    -------     -------   -------
  Net charge-offs                      (1,487)    (1,047)     (3,543)   (3,166)

Provision for loan losses               1,366      1,854       4,300     6,685
                                      -------    -------     -------   -------
Balance at end of period              $21,052    $19,959     $21,052   $19,959
                                      =======    =======     =======   =======

Net charge-offs as percent of average loans,
  net of unearned (annualized)                                  .40%      .37%

Allowance for loan losses to:
  Total loans, net of unearned income                          1.75%     1.70%
  Non-performing assets                                      141.73%   108.25%

     Net charge-offs increased in the third quarter of this year due to a change in the charge-off policy at the Corporation's consumer finance subsidiary.

FINANCIAL INFORMATION SUMMARY

     Net income for the first nine months of 1995 was $13.2 million compared to $9.7 million for the first nine months of 1994. Primary earnings per share for those periods were $1.45 and $1.06, respectively, and $1.39 and $1.03 on a fully diluted basis. Highlights for the first nine months of 1995 include:

     * A 13.25% return on average equity and a 1.04% return on average assets.

     *     A net interest margin on a fully taxable equivalent basis of 4.99%.

     * The provision for loan losses for the first nine months of 1995 at $4.3 million was 35.68% lower than the provision recorded for the first nine months of 1994.

First Nine Months of 1995 as Compared to First Nine Months of 1994:

The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Nine Months Ended September 30        1995                       1994
                          --------------------------  -------------------------
                           Average            Yield/  Average            Yield/
                           Balance   Interest  Rate   Balance   Interest  Rate
                          ---------- -------- ------ ---------- -------- ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks               $    4,611 $    213  6.17% $    6,707 $    158  3.14%
Federal funds sold            21,136      949  5.98      20,072      743  4.94
Securities:
 U.S. Treasury and other
  U.S. Government agencies
  and corporations           321,237   13,408  5.58     366,654   14,218  5.18
 States of the U.S. and
  political subdivisions (1)  34,900    1,674  6.40      36,074    1,764  6.52
 Other securities (1)         14,195      510  4.79      13,602      537  5.26
Loans (1) (2)              1,195,735   85,869  9.60   1,141,874   77,049  9.02
                          ---------- --------        ---------- --------
  Total interest
   earning assets          1,591,814  102,623  8.62   1,584,983   94,469  7.97
                          ---------- --------        ---------- --------

Cash and due from banks       53,042                     53,610
Allowance for loan losses    (21,163)                   (18,936)
Premises and equipment        22,998                     23,496
Other assets                  44,732                     46,455
                          ----------                 ----------
                          $1,691,423                 $1,689,608
                          ==========                 ==========
Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand  $  153,776 $  2,011  1.75  $  168,923 $  2,374  1.88
 Savings                     425,510    7,961  2.50     503,126    9,395  2.50
 Other time                  694,440   28,388  5.47     614,449   20,992  4.57
Short-term borrowings         55,949    2,499  5.97      64,805    2,498  5.15
Long-term debt                39,594    2,331  7.85      31,289    2,073  8.83
                          ---------- --------        ---------- --------
  Total interest
   bearing liabilities     1,369,269   43,190  4.22   1,382,592   37,332  3.61
                          ---------- --------        ---------- --------
Non-interest bearing
 demand deposits             159,687                    158,568
Other liabilities             29,388                     27,377
                          ----------                 ----------
                           1,558,344                  1,568,537
                          ----------                 ----------

Minority Interest                                           525
                                                     ----------
Stockholders' Equity
Preferred stock                4,561                      4,577
Common stock                  16,791                     15,916
Additional paid-in capital    54,951                     48,779
Retained earnings             55,356                     49,935
Net unrealized securities
 gains                         1,895                      1,581
Treasury stock                  (475)                      (242)
                          ----------                 ----------
 Total stockholders' equity  133,079                    120,546
                          ----------                 ----------
                          $1,691,423                 $1,689,608
                          ==========                 ==========
Excess of interest earning
 assets over interest
 bearing liabilities      $  222,545                 $  202,391
                          ==========                 ==========
Net interest income                  $ 59,433                    $ 57,137
                                     ========                    ========
Net interest spread                            4.40%                      4.36%
                                               =====                      =====
Net interest margin (3)                        4.99%                      4.82%
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

                                       -10-

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first nine months of 1995, net interest income, on a fully taxable equivalent basis, totaled $59.4 million, representing a 4.02% increase over the first nine months of 1994. Net interest income as a percentage of average earning assets (commonly referred to as the margin) rose to 4.99% at September 30, 1995 from 4.82% at September 30, 1994.

     Net interest income can be analyzed in terms of the impact of changing volumes of interest earning assets and interest bearing liabilities. The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the nine months ending September 30, 1995 as compared to the nine months ending September 30, 1994 (in thousands):
                                                 Volume     Rate       Net
                                                 -------   -------   -------
Interest Income
Interest bearing deposits with banks             $   (81)  $   136   $    55
Federal funds sold                                    55       151       206
Securities:
  U.S. Treasury and other U.S.
    Government agencies and corporations          (2,465)    1,655      (810)
  States of the U.S. and political subdivisions      (76)      (14)      (90)
  Other securities                                    30       (57)      (27)
Loans                                              4,991     3,829     8,820
                                                 -------   -------   -------
                                                   2,454     5,700     8,154
                                                 -------   -------   -------
Interest Expense
Deposits:
  Interest bearing demand                           (273)      (90)     (363)
  Savings                                         (1,942)      508    (1,434)
  Other time                                       3,940     3,456     7,396
Short-term borrowings                               (509)      510         1
Long-term debt                                       676      (418)      258
                                                 -------   -------   -------
                                                   1,892     3,966     5,858
                                                 -------   -------   -------
Net Change                                       $   562   $ 1,734   $ 2,296
                                                 =======   =======   =======

     Total interest income on a fully taxable equivalent basis increased $8.2 million or 8.63% for the first nine months of 1995, compared to the first nine months of 1994. Interest income on taxable securities decreased $810,000 or 5.70% over these same periods primarily as a result of maturities of taxable securities being used to fund loan demand. The greater loan demand resulted in an increase of $8.8 million in interest income on loans, including fees, on a fully taxable equivalent basis.

     Total interest expense increased $5.9 million or 15.69% for the nine months ended September 30, 1995, compared to the nine months ended September 30, 1994. Interest expense on deposits accounted for the majority of this increase, $5.6 million, as a result of the increasing interest rate environment and the change in the deposit mix from savings accounts to higher paying certificate accounts.

     The provision for loan losses totaled $4.3 million for the first nine months of 1995, representing a decrease of $2.4 million or 35.68% from the first nine months of 1994, a direct result of the improvement in asset quality at the Corporation. The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration all factors relevant to the collectibility of the existing portfolio.

     Total non-interest income increased $786,000 during the first nine months of 1995, compared to the same period of 1994 due to an increase in service charges on deposit accounts and higher insurance premium revenues.

     Total non-interest expenses increased slightly during the first nine months of 1995, compared to the first nine months of 1994. During the third quarter of 1995, the Federal Deposit Insurance Corporation (FDIC) voted to lower the deposit insurance premiums for banks, now that the Bank Insurance Fund (BIF) has been funded to the required level. The deposit premiums for well capitalized banks have been reduced from $.23 to $.04 per $100 of deposits. This recent action had a beneficial effect on the Corporation since more than half of the Corporation's deposits are in the BIF. This decrease in deposit insurance is offset by higher employee benefit costs during 1995.

     Conversely, based on Financial Institutions Reform, Recovery and Enforcement Act of 1988 requirements, the Savings Association Insurance Fund
(SAIF) is still under-funded and therefore deposit premiums do not change. As a result, it is argued that thrifts are at a competition disadvantage; therefore, Congress is currently considering legislation to impose a one time deposit premium charge to recapitalize the SAIF. It is uncertain as to the amount of this premium, however, indications have been in a range of $.80 to $.90 per $100 of deposits. At September 30, 1995, the Corporation had approximately $454.5 million in SAIF insured deposits.

     Income before taxes was $19.5 million for the first nine months of 1995, representing an increase of $4.9 million or 33.89% over the first nine months of 1994. Income taxes increased $1.5 million or 30.90% over the same periods due to more taxable income being generated by the Corporation.

     Consolidated net income was $13.2 million for the first nine months of 1995, representing a $3.4 million or 35.37% increase over the first nine months of 1994. The Corporation's return on average assets was 1.04% and .77% for the first nine months of 1995 and 1994, respectively, while the return on average equity was 13.25% and 10.80% for those same periods.


Third Quarter of 1995 as Compared to Third Quarter of 1994

     During the third quarter of 1995, net interest income increased $934,000 or 5.01% over the third quarter of 1994. Total interest income increased $3.2 million or 10.34% over these same periods, primarily the result of an increase of $3.1 million in interest income on loans, including fees. This increase is the result of greater loan demand.

     Total interest expense increased $2.3 million or 18.19% during the third quarter of 1995, compared to the same period of 1994. Interest expense on deposits accounted for the majority of this increase as a result of the increasing interest rate environment and the change in the deposit mix from savings accounts to higher paying certificate accounts.

     The provision for loan losses totaled $1.4 million for the third quarter of 1995, compared to $1.9 million for the third quarter of 1994. This is the result of the continuing improvement in asset quality at the Corporation.

     Total non-interest income increased slightly during the third quarter of 1995, compared to the third quarter of 1994, primarily a result of higher account service charges and insurance premium revenue. Total non-interest expenses remained unchanged at $14.6 million for the quarters ended September 30, 1995 and 1994. Higher employee benefit costs in 1995 were offset by savings recognized as a result of a reduction in premiums charged to banks for BIF deposit insurance.
     Income before taxes increased to $7.1 million in the third quarter of 1995 from $5.4 million in the same period of 1994. Income tax expense increased to $2.3 million from $1.9 million over these same periods. Net income totaled $4.9 million for the third quarter of 1995, compared to $3.5 million for the third quarter of 1994.

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

     Not applicable

Item 3.     Defaults Upon Senior Securities

     Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.     Other Information

            On July 28, 1995, the Corporation filed a Registration Statement on Form S-3 to register an additional $125,000,000 in debt securities. Amendments were filed on September 19, 1995 and October 11, 1995. The Registration Statement became effective on October 18, 1995.

            Regulatory Matters Update

            The Corporation and two of its subsidiaries had entered into supervisory agreements with certain federal and state bank regulatory agencies. As of September 30, 1995, these agreements have been terminated.

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

     10.5. Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.5. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990). Amendment No. 2 to Employment Agreement (incorporated by reference to Exhibit 10.5. of the Corporation's Form 10-Q for the quarter ended June 30, 1995). Rescinding of Amendment No. 2 to Employment Agreement (filed herewith).

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

     10.12. Employment Agreement between F.N.B. Corporation and John W. Rose. (Filed herewith).

                                                               Exhibit 10.5.





                                    AGREEMENT



          ENTERED INTO on and as of October 13, 1995 by and between PETER MORTENSEN (the "Executive") and F.N.B. CORPORATION (the "Company").

          WHEREAS, the Executive and the Company are parties to an Employment Agreement dated as of January 1, 1990, as amended by an Amendment to Employment Agreement dated June 2, 1994 and Amendment No. 2 to Employment Agreement dated June 26, 1995 (the "Employment Agreement"), and

          WHEREAS, the Executive and the Company are parties to a Consulting Agreement dated as of June 26, 1995 (the "Consulting Agreement"), and

          WHEREAS, the Consulting Agreement and Amendment No. 2 to Employment Agreement were entered into simultaneously by the Executive and the Company, and

          WHEREAS, examiners of the Federal Reserve Bank of Cleveland have reviewed the agreements between the Executive and the Company and have reached a conclusion that the Consulting Agreement constitutes an unsafe or unsound practice under the Federal Reserve regulations, and

          WHEREAS, Paragraph 13 of the Consulting Agreement provides in the event of any conflict between that Agreement and any statute, law, ordinance, order or regulation, the consulting Agreement shall be curtailed and limited to the extent necessary to bring it within applicable legal requirements, and

          WHEREAS, the Executive and the Company are committed to complying with all statutes, laws, ordinances, orders and regulations and to operating the Company in a safe and sound manner, and

          WHEREAS, the Company is reviewing the Consulting Agreement with outside experts taking into account the Federal Reserve regulations and the findings of the Federal Reserve examiners, and

          NOW, THEREFORE, intending to be legally bound, the Executive and the Company covenant and agree that:

          1. In consideration of the sum of one dollar ($1.00) from the Company to the Executive and for other good and valuable consideration, the parties agree that the operation of the Consulting Agreement and Amendment No. 2 to Employment Agreement will be suspended and curtailed in accordance with Paragraph 13 of the Consulting Agreement.

          2. The Executive and the Company will retain additional outside experts to obtain their advice and guidance and will negotiate in good faith any changes to the Consulting Agreement and Amendment No. 2 to Employment Agreement as necessary to reach an agreement that is mutually satisfactory to both the Executive and the Company and to ensure that the Company is not engaging in an unsafe or unsound practice.

          3. The Executive and the Company will not reinstate the Consulting Agreement in its form prior to the execution of this Agreement or as modified by mutual agreement of the Executive and the Company unless and until the Company has (i) obtained an opinion in writing from Paul S. Pilecki, Esq. of Shaw, Pittman, Potts & Trowbridge that the Consulting Agreement, as modified if necessary, does not constitute an unsafe or unsound practice, (ii) provided 30 days' prior notice to the Federal Reserve Bank of Cleveland that the Consulting Agreement will be reinstated and providing notice of any modifications, if necessary, and (iii) taken into account any comments of the Federal Reserve Bank of Cleveland.

          4. Except as specifically provided herein, the Employment Agreement, as amended by an Amendment to Employment Agreement dated June 2, 1994, shall remain in full force and effect in accordance with its terms.

          5. This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any of the parties.

          6. This Agreement sets forth the entire understanding of the parties in respect of the subject matter contained herein and supersedes all prior agreements, arrangements and understandings relating to the subject matter and may only be amended by a written agreement signed by both parties hereto or their duly authorized representatives.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.



WITNESS:                                    EXECUTIVE


/s/John D. Waters                           /s/Peter Mortensen
John D. Waters                              Peter Mortensen


ATTEST:                                     F.N.B. CORPORATION


/s/William J. Rundorff                      By /s/James T. Weller

William J. Rundorff, Asst. Secretary        Chairman of the Compensation
                                            Committee of the Board of
                                            Directors

                                                               Exhibit 10.12.





                                     EMPLOYMENT AGREEMENT



     THIS AGREEMENT, entered into as of the 27th day of July, 1995, by and between JOHN W. ROSE, an individual residing in Glen Ellyn, Illinois (the "Executive"), and F.N.B. CORPORATION, a Pennsylvania bank holding company (the "Company").

                                    WITNESSETH:

     WHEREAS, the Company desires to obtain the benefit of the Executive's services and experience and the Executive desires to enter the employ of the Company upon the terms and conditions herein set forth;

     NOW, THEREFORE, in consideration of the premises and covenants herein contained, and intending to be legally bound, the parties hereto agree as follows:

     Section 1.     Term of Employment.

            (a) Initial Term. The term of employment of the Executive under this Agreement (the "Term") shall be initially for a period of three (3) years commencing on March 22, 1995 and ending on March 21, 1998.

            (b) Extension. The Term of employment of the Executive under this Agreement shall be automatically extended for successive one (1) year periods unless either party, not less than ninety (90) days prior to the expiration of the Term as then in effect, shall give written notice to the other party that the Term shall not be extended at the expiration of the Term as then in effect. In no event shall the Term continue after March 21, 2013.

            (c) Early Termination. Notwithstanding the provisions of Sections 1(a) and (b), the Term shall terminate upon any of the following events:

                    (i) dismissal of the Executive from his employment by and at the election of the Company pursuant to resolution of the Board of Directors of the Company, or the failure or refusal of the Board of Directors to elect Executive to the position of Vice President of the Company by ______________, 1995 and to re-elect him to that office thereafter (any termination of employment pursuant to this paragraph shall be deemed without "proper cause");

                    (ii) determination of disability of the Executive pursuant to Section 4 hereof; or

                    (iii)   death of the Executive.

In the event of termination pursuant to paragraph (ii) above, the provisions of
Section 4 hereof shall apply. In the event of death of the Executive, the Company shall be obligated to pay the Executive's estate or designated beneficiary the compensation specified in Section 3(e) hereof.

     Section 2.     Services to be Rendered.

     The Company hereby employs the Executive as Vice President of the Company to serve at its headquarters office located in the Hermitage, Pennsylvania area, subject to the terms, conditions and provisions of this Agreement, and shall promptly take all necessary action to elect Executive as its Senior Vice President. The Executive hereby accepts such employment and, subject to the provisions of this Section 2, agrees to serve without additional compensation, if elected, as an officer and/or director of any subsidiary of the Company in accordance with Section 10 hereof. Subject to the last sentence of this paragraph, the Executive shall devote his full-time to such employment. In connection therewith, the Executive shall report to and be subject to the direction of the Board of Directors, the Chairman of the Board and the President of the Company, provided, however, that Executive's duties and responsibilities shall be of an executive nature and shall be consistent with the terms of that certain letter dated February 2, 1995, which is attached hereto as Exhibit A. Notwithstanding the foregoing, the Executive may devote a reasonable amount of his time to his personal investments and business affairs (including service as a director of unaffiliated companies) and to civic and charitable activities; provided, however, Executive shall not accept or remain in any position with any unaffiliated for-profit business organization without advance approval of the Company's Chairman of the Board or President, except that Executive may hold the positions described in that certain letter attached hereto as Exhibit B.

     Section 3.     Compensation

     The Company shall pay and provide to the Executive the following compensation and benefits during the Term:

            (a) Salary. The Company shall pay the Executive a minimum base salary at the rate of $140,000.00 per year. Such minimum base salary (i) may be increased from time to time to reflect such merit increases as the Board of Directors of the Company may determine are appropriate and (ii) shall be increased from time to time to reflect annual cost of living increases commensurate with those given other key executive officers of The First National Bank of Pennsylvania ("First National"). The stated minimum base salary, as the same may be increased, shall be and remain in effect during the Term and shall be paid in accordance with the Company's normal payroll practice.

            (b) Bonuses. The Company shall pay bonuses to Executive customary for his office. If Executive is employed for only a portion of a calendar year (for example, such as 1995, or if the Term expires prior to December 31 in any year), Executive shall be paid a fraction of his bonus based on the number of days of the Term during the year divided by 365, unless his employment is terminated for "proper cause" (as defined in Section 5).

            (c) Fringe Benefits. The Executive shall be entitled to (i) vacations, retirement benefits, disability and other fringe benefits, including but not limited to group life and health insurance coverages, automobile allowances and country club dues and expenses, pursuant to the compensation policies and practices of First National from time to time prevailing (now and in the future) with respect to persons who are key executive officers of First National and (ii) participate in any and all benefits provided for under the January 1, 1986 Deferred Compensation Plan of First National pursuant to the terms thereof, so long as said Plan shall remain in effect.

            (d) Termination Payments. In the event of termination of the Executive's employment during the Term by the Company for "proper cause" (as defined in Section 5), the Company shall thereupon be relieved of its obligations to pay any compensation and benefits under this Section 3 (except for accrued and unpaid items). In the event of termination of the Executive's employment during the Term by the Company without "proper cause," the Company shall be obligated, for a period of twenty-four (24) months following termination, to continue to pay to the Executive his base salary (as then in effect under paragraph (a) above) and bonuses, and to provide the group life and health insurance coverages he would have received (under paragraph (c) above), had his employment not been so terminated.

            (e) Death Benefit. In the event of termination of the Executive's employment by reason of his death, the Company shall continue to pay to the Executive's estate or his designated beneficiary the Executive's base salary (as then in effect under paragraph (a) above) for a period of twelve (12) months next following his death or, if earlier, until expiration of the Term.

     Section 4.     Disability.

     The Term may be terminated at the election of the Company upon a determination by the Board of Directors of the Company, acting reasonably, that the Executive will be unable, by reason of physical or mental incapacity, to perform the reasonably expected duties assigned to him pursuant to this Agreement for a period longer than six consecutive months or more than nine months in any consecutive twelve-month period. In the exercise of its discretion, the Board of Directors shall give due consideration to the opinion of the Executive's personal physician or physicians and the opinion of any physician or physicians selected by the Board of Directors for this purpose. The Executive shall submit to examination by any physician or physicians so selected by the Board of Directors, and shall otherwise cooperate with the Board of Directors in making the determination contemplated hereunder (such cooperation to include, without limitation, consenting to the release of information by any such physician(s) to the Board of Directors). In the event of such termination, the Company shall thereupon be relieved of its obligations to pay compensation and benefits under Section 3 hereof (except for accrued and unpaid items) but shall be obligated to pay or provide to the Executive (or, in the event of his death, his estate or designated beneficiary) the following:

            (a) For the period of twenty-four (24) full calendar months next following the date (the "Disability Date") at which the Executive was determined by the Board of Directors of the Company to be unable, by reason of physical or mental incapacity, to perform his duties as provided above, a monthly disability income benefit in an amount equal to 100% of Executive's monthly base salary in effect under Section 3(a) hereof on the Disability Date; and thereafter a monthly disability income benefit in an amount equal to 60% of Executive's monthly base salary in effect under Section 3(a) hereof on the Disability Date. The Company shall be entitled to credit against its obligation to pay such disability benefits for (i) amounts received from time to time by the Executive pursuant to any disability income insurance policy maintained by the Company and (ii) amounts received from time to time by the Executive as retirement benefits pursuant to Section 3(c) hereof.

            (b) At the Company's cost, health insurance coverage comparable to the coverage provided from time to time for key executive officers of First National, unless and until the Executive shall have accepted other employment in which health insurance coverage is available to him at the cost (in whole or in part) of his new employer.

     Section 5. Termination for Proper Cause. Solely for purposes of this Agreement, the occurrence of any of the following events or circumstances shall constitute "proper cause", at the election of the Board of Directors of the Company, for termination of the employment of the Executive under this
Agreement:

            (a) the Executive shall voluntarily resign as a director, officer or employee of the Company without approval of the Board of Directors of the Company for reasons other than a breach of this Agreement in any material respect by the Company which has not been cured within 30 calendar days after the Company's receipt of written notice of such breach from the Executive;

            (b) the perpetration of defalcations by the Executive involving the Company or any of its affiliates, as established by certified public accountants employed by the Company, or willful or reckless conduct of the Executive entailing a substantial violation of any material provision of the laws, rules, regulations or orders of any governmental agency applicable to the Company or any of its subsidiaries;

            (c) the repeated and deliberate failure by the Executive, after prior written notice to him specifying the nature of such failure, to comply with reasonable policies or directives of the Board of Directors; or

            (d) the Executive shall breach this Agreement in any other material respect and failure to cure such breach within 30 calendar days after the Executive receives from the Company written notice specifying the nature of such breach.

     Section 6.     Non-Competition.

     During the Term and for the Restricted Period (hereinafter defined) after his employment hereunder terminates or is terminated, Executive will not in any way, directly or indirectly, manage, operate, control, accept employment or a consulting position with or otherwise advise or assist or be connected with, or own or have any other interest in, or right with respect to the revenues, receipts, profits or losses of any Competitive Enterprise (hereinafter defined) (other than through ownership of no more than 4.9% of the outstanding shares of a corporation's stock which is listed on a national securities exchange or in the NASDAQ system). For purposes of this
Section 6:

            (a) "Restricted Period" means the greater of (i) the period of two years next following the termination of the Executive's employment for proper cause, or (ii) the period of time during which the Executive is receiving payments from the Company pursuant to Section 3(d) or 4 hereof (as the case may be);

            (b) "Competitive Enterprise" means any person, firm or corporation that directly or indirectly (i) is engaged in lending and deposit services or commercial banking of the kinds generally offered by the Company or any of the Company's present or future subsidiaries and (ii) conducts such business or activities in any county in which any of the Company's present or future subsidiaries then operates or in any county (within or without the Commonwealth of Pennsylvania) contiguous thereto.

     The foregoing to the contrary notwithstanding, the provisions of this
Section 6 shall not prohibit the Executive, during the Restricted Period, from rendering services to a Competitive Enterprise if such services are rendered during his physical presence at a place of business located within the Counties of Allegheny or Dauphin, Pennsylvania or Cuyahoga, Ohio.

     Without limitation of the Company's rights and remedies under this Agreement or as otherwise provided by law or in equity, it is understood and agreed between the parties that the right of the Executive to receive and retain any payments otherwise due to him under this Agreement shall be suspended and cancelled if and for so long as he shall be in violation of the foregoing covenant not to compete. If and when the Executive shall have cured such violation, such right shall be automatically reinstated for the remainder of the period during which such payments are due him.

     If the employment of the Executive hereunder shall have been terminated without proper cause or because of disability, and if the Executive shall have duly complied with an observed the covenants of this Section 6, the Executive may, at his election, be discharged from the covenants of this Section 6 at any time during the Restricted Period by filing with the Company a duly executed statement (in form and content reasonably satisfactory to the Board of Directors of the Company) releasing the Company (and, if applicable, its insurance carriers) from any and all obligations it (or they) may have (under Sections 3(d) and 4 or otherwise) by reason of such termination (except for accrued and unpaid items).

     Section 7.     Confidentiality

     For purposes of this Agreement, "proprietary information" shall mean any information relating to the business of the Company or its subsidiaries that has not previously been publicly released by duly authorized representatives of the Company and shall include (but shall not be limited to) information encompassed in all marketing and business plans, financial information, costs, pricing information, and all methods, concepts, or ideas in or reasonably related to the business of the Company of its subsidiaries which is treated by the Company as confidential information.

     The Executive agrees to regard and preserve as confidential all proprietary information that has been or may be developed or obtained by the Executive in the course of his employment with the Company and its subsidiaries, whether he has such information in his memory or in writing or other physical form. The Executive shall not, without written authorization from the Company to do so, use for his benefit or purposes, nor disclose to others, either during the Term or thereafter, except as required by the conditions of his employment hereunder, any proprietary information connected with the business of the Company or its subsidiaries. This prohibition shall not apply to proprietary information which has been voluntarily disclosed to the public by the Company, independently developed and disclosed by others, or otherwise enters the public domain through lawful means.

     Section 8.     Removal of Documents or Objects.

     The Executive agrees not to remove from the premises of the Company, except as an employee of the Company in pursuance of the business of the Company or any of its subsidiaries or affiliates, or except as specifically permitted in writing by the Company, any document or object containing or reflecting any proprietary information. The Executive recognizes that all such documents and objects, whether developed by him or by someone else, are the exclusive property of the Company.

     Section 9.     Injunctive Relief.

     It is understood and agreed by and between the parties hereto that the services to be rendered by the Executive hereunder are of a special, unique and extraordinary character, which gives them a peculiar value, the loss of which may not be reasonably or adequately compensated in damages, and additionally that a breach by the Executive of the covenants set out in Sections 6, 7 and 8 of this Agreement will cause the Company irreparable injury and damage. The Executive hereby expressly agrees that the Company shall be entitled to the remedies of injunction, specific performance and other equitable relief to prevent a breach of Sections 6, 7 and 8 of this Agreement by the Executive. This provision shall not, however, be construed as a waiver of any of the remedies which the Company may have for damages or otherwise.

     Section 10.    Subsidiaries.

     At the election and direction of the Company's Board of Directors and without modification of the terms and provisions hereof, the Executive shall also serve as an executive officer of any one or more subsidiaries of the Company.

     Section 11.    Successors, Assigns, Etc.

     This Agreement shall be binding upon, and shall inure to the benefit of the Executive and the Company and their respective successors, assigns, heirs, legal representatives and beneficiaries. Nothing in this Agreement shall preclude the Company from consolidating or merging into or with, or transferring all or substantially all of its assets to, another corporation which assumes this Agreement and all obligations and undertakings of the Company hereunder. Upon such a consolidation, merger, or transfer of assets and assumption, the term "Company" as used herein shall mean such other corporation, and this Agreement shall continue in full force and effect.
     Section 12.    Notices.

     All notices and other communications which are required or may be given under this Agreement shall be in writing and shall be deemed to have been given when received if delivered personally or sent by registered or certified mail, return receipt requested, postage prepaid, and addressed as follows:

     (a)     To the Company:     F.N.B. Corporation Hermitage Square
                                 Hermitage, Pennsylvania  16148
                                 Attention:  Secretary

     (b)     To the Employee:    John W. Rose
                                 21 W 330 Crescent Boulevard
                                 Glen Ellyn, Illinois  60137

or to such other place as either party shall have specified by notice in writing to the other.

     Section 13.    Governmental Regulation.

     Nothing contained in this Agreement shall be interpreted, construed or applied to require the commission of any act contrary to law and whenever there is any conflict between any provision of this Agreement and any statue, law ordinance, order or regulation, the latter shall prevail; but in such event any such provision of this Agreement shall be curtailed and limited only to the extent necessary to bring it within applicable legal requirements.

     Section 14.    Arbitration.

     Any dispute or controversy as to the validity, interpretation, construction, application or enforcement of, or otherwise arising under or in connection with this Agreement, shall be submitted at the request of either party hereto for resolution and settlement through arbitration in Pittsburgh, Pennsylvania in accordance with the rules then prevailing of the American Arbitration Association. Any award rendered therein shall be final and binding on each of the parties hereto and their heirs, executors, administrators, successors and assigns, and judgment may be entered thereon in any court having jurisdiction. The foregoing provisions of this Section 14 shall not be deemed to limit the rights and remedies reserved to the Company under and pursuant to
Section 9 hereof.

     Section 15.    Governing Law.

     This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Pennsylvania.

     Section 16.    Divisability.

     Should a court or arbitrator declare any provision hereof to be invalid, such declaration shall not affect the validity of the balance of this Agreement.

     Section 17.    Headings.

     The headings to the Sections and paragraphs hereof are placed herein for convenience of reference only, and in case of any conflicts the text of this Agreement, rather than the headings, shall control.

     Section 18.    Entire Agreement Amendment.

     This Agreement sets forth the entire understanding of the parties in respect of the subject matter contained herein and supersedes all prior agreements, arrangements and understandings relating to the subject matter and may only be amended by a written agreement signed by both parties hereto or their duly authorized representatives. In the event of any consistency between this Agreement and any of the Exhibits hereto, the terms of this Agreement shall control.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement to be effective as of the date first above written.

WITNESS:                                    EXECUTIVE


/s/William J. Rundorff                      /s/John W. Rose
William J. Rundorff                         John W. Rose


ATTEST:                                     F.N.B. CORPORATION


/s/William J. Rundorff                      By /s/Peter Mortensen
William J. Rundorff, Asst. Secretary        Peter Mortensen
                                            Chairman of the Board

                                                               Exhibit A







February 2, 1995

Mr. N. Peter Mortensen Jr.
Chairman and Chief Executive Officer
F.N.B. Corporation
Hermitage Square
Hermitage, Pennsylvania  16148

Dear Pete:
As a follow up to our telephone conversation I think it useful for me to outline what I understand my job responsibilities to be.

Initially, I will take responsibility for two main areas: Community Banking and Investor Relations. In Community Banking I will have as direct reports the CEO's of First County, Reeves, Bucktail Bank & Trust and Metropolitan Savings. I also will have responsibility for recommending mergers and acquisitions of other community banking organizations which would then become part of the Community Banking Group unless the Executive Committee determines that they would better fit as part of First National Bank of Pennsylvania.

As head of Investor Relations it will be my responsibility to establish a formalized method of dealing with investor inquiries and to establish contacts with institutional investors and market makers.

In addition, I will make myself available to direct or participate in any special projects assigned by you or by the Executive Committee.

My title will be Senior Vice President and my initial compensation will be $140,000 per year plus incentives and perqs common to my peers.

Pete, if you have any modifications to this letter please let me know and I will make the changes.

I sincerely look forward to the opportunity to join the F.N.B. team.


Sincerely,


/s/John W. Rose

John W. Rose

                                                               Exhibit B







Mr. N. Peter Mortensen Jr.
Chairman and Chief Executive Officer
F.N.B. Corporation
Hermitage Square
Hermitage, Pennsylvania  16148

Dear Pete:

I am currently a Director of three banking or thrift companies and have committed to take a seat on a fourth. They are (1) Lafayette American Bank & Trust in Bridgeport, Connecticut; (2) River Valley Bank, fsb in McAllen, Texas;
(3) Equitable Bancshares in Denver, Colorado; and, prospectively, (4) First Pacific Bancorp in Escondido, California.

Lafayette American is the largest small business lending bank in Connecticut and an excellent example of what we should strive for in community banking. I would like to continue that relationship as a Director, member of the Executive Committee and Chairman of the Audit Committee. It will require only one travel day a month and an occasional telephone conversation.

River Valley Bank is for sale. My hope is that in the next few months a transaction will occur that will end my involvement in this thrift. However, until then the Board meets every other month in person which will involve a day.

Equitable Bancshares is the owner of two small community banks in the Denver market. The Board meets quarterly. Unless you wish that I remain involved, I will resign from that Board.

Finally, to my surprise the major investors in our California project threatened to pull their commitments unless I remained involved with the banks (four banks to be merged under the First Pacific holding company). I am morally obligated to those investors and to my partner, John Eggemeyer, to see this project through to completion and to remain on the Board of First Pacific until everyone is comfortable with its new direction and progress. Because of the distance this may require two days a month.

In summary, Lafayette, River Valley and First Pacific will involve a total of 3 1/2 days per month until River Valley is sold and then 3 days per month for some indefinite period. However, the benefit to F.N.B. will be additional insight into successful community banks in other parts of the country, and the opportunity to cooperate to our mutual benefit.

Sincerely,


/s/John W. Rose

John W. Rose

11     F.N.B. Corporation
       Statement re Computation of Per Share Earnings

       Dollars in thousands

                                    Three Months Ended     Nine Months Ended
                                       September 30,         September 30,
                                   --------------------  --------------------
                                     1995       1994       1995       1994
                                   ---------  ---------  ---------  ---------
Primary

Net Income                         $   4,856  $   3,520  $  13,185  $   9,740
Less:  Preferred Stock
   Dividends Declared                   (212)      (213)      (638)      (640)

                                   ---------  ---------  ---------  ---------
Net Income Applicable
  to Common Stock                  $   4,644  $   3,307  $  12,547  $   9,100
                                   =========  =========  =========  =========
Average Common Shares
  Outstanding                      8,593,248  8,566,516  8,594,323  8,571,464
Net Effect of Dilutive Stock
  Options - Based on the Treasury
  Stock Method Using Average
  Market Price                        43,256     18,537     38,027     15,861
                                   ---------  ---------  ---------  ---------
                                   8,636,504  8,585,053  8,632,350  8,587,325
                                   =========  =========  =========  =========
Net Income per Common Share             $.54       $.39      $1.45      $1.06
                                        ====       ====      =====      =====

Fully Diluted

Net Income                         $   4,856  $   3,520  $  13,185  $   9,740
Plus:  Minority Interest                             19                    44
                                   ---------  ---------  ---------  ---------
Net Income Applicable
  to Common Stock                  $   4,856  $   3,539  $  13,185  $   9,784
                                   =========  =========  =========  =========
Average Common Shares
  Outstanding                      8,593,248  8,566,516  8,594,323  8,571,464
Series A Convertible
  Preferred Stock                     32,578     39,903     32,578     39,903
Series B Convertible
  Preferred Stock                    839,154    801,420    839,370    801,420
Minority Interest Convertible
  Preferred Stock                                30,771                30,771
Net Effect of Dilutive Stock
  Options - Based on the Treasury
  Stock Method Using the Period-End
  Market Price, If Higher than
  Average Market Price                45,678     18,537     45,678     17,711
                                   ---------  ---------  ---------  ---------
                                   9,510,658  9,457,147  9,511,949  9,461,269
                                   =========  =========  =========  =========

Net Income per Common Share             $.51       $.37      $1.39      $1.03
                                        ====       ====      =====      =====

(b)Reports on Form 8-K

No reports on Form 8-K were filed for the three months ended September 30, 1995.

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



Dated: November 13, 1995             Peter Mortensen
       ----------------------------  ------------------------------------------
                                     Peter Mortensen
                                     Chairman and President
                                     (Principal Executive Officer)


Dated: November 13, 1995             John D. Waters
       ----------------------------  ------------------------------------------
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)