Form 10-K
period 1995-12-31
FNB CORP/PA
filed 1996-03-18
CIK 37808

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
[X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1995

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ________________________ to

____________________________ Commission file number 0-8144

                              F.N.B. CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                  25-1255406
------------------------------------      -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

           Hermitage Square
       Hermitage, Pennsylvania                           16148
--------------------------------------     ----------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   412-981-6000

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $2 per share
       7 1/2% Cumulative Convertible Preferred Stock, Series B, par value
                                 $10 per share
-----------------------------------------------------------------------------
                             (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre- ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of January 31, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported in the NASDAQ system for such date, was approximately $182,346,650.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of January 31, 1996, the registrant had outstanding 8,602,400 shares of common stock having a par value of $2 per share.


                                                                       Continued

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                Part of Form 10-K into
         DOCUMENT                            which Document is Incorporated
         --------                            ------------------------------
Annual Report to Stockholders for fiscal year
ended December 31, 1995                                           I & II

Definitive proxy statement for the 1996 Annual
Meeting of Stockholders to be held on April 24, 1996               III

FORM 10-K
1995

INDEX

PART I                                                                               PAGE

Item 1.       Business
                General                                                               I-2
                Statistical Disclosure                                                I-10

Item 2.       Properties                                                              I-11

Item 3.       Legal Proceedings                                                       I-12

Item 4.       Submission of Matters to a Vote of Security Holders                     I-12

Executive Officers of the Registrant                                                  I-13


PART II

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters                                            II-1

Item 6.       Selected Financial Data                                                II-1

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                    II-1

Item 8.       Financial Statements and Supplementary Data                            II-1

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                                    II-1


PART III

Item 10.      Directors and Executive Officers of the Registrant                    III-1

Item 11.      Executive Compensation                                                III-1

Item 12.      Security Ownership of Certain Beneficial Owners and Management        III-1

Item 13.      Certain Relationships and Related Transactions                        III-1


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K       IV-1

Signatures                                                                           IV-2

Index to Exhibits                                                                    IV-6

PART I

ITEM 1.  BUSINESS
GENERAL

       F.N.B. Corporation (the Corporation) was formed in 1974 as the holding company of its then sole subsidiary, First National Bank of Mercer County. Since its formation, the Corporation has acquired and currently operates four other banks, one savings and loan and one consumer finance company in Pennsylvania, eastern Ohio and western New York. During 1992, First National Bank of Mercer County completed an acquisition of the fixed assets, certain loans, deposits and related accruals of ten branches of the former The First National Bank of Pennsylvania and three branch offices of Marine Bank. At the same time, First National Bank of Mercer County changed its name to First National Bank of Pennsylvania (First National).

       The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-size businesses in its market areas. The Corporation's business strategy has been to focus primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation has emphasized its community orientation by preserving the names and local boards of directors of its subsidiaries, by allowing its subsidiaries autonomy in decision-making and thus enabling them to respond to customer requests more quickly, and by concentrating on transactions within its market areas. However, while the Corporation has sought to preserve the identities and autonomy of its subsidiaries, it has established centralized credit analysis, loan review, investment, audit and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

       The Corporation's lending philosophy is to minimize credit losses by following uniform credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio, maintaining a relatively modest average loan size and conducting ongoing review and management of the loan portfolio. The Corporation is an active residential mortgage lender, and its commercial loans are generally to established local businesses. The Corporation does not have a significant amount of construction loans and has no highly leveraged transaction loans or loans to foreign countries.

       No material portion of the deposits of the Corporation's bank or savings and loan subsidiaries has been obtained from a single or small group of customers, and the loss of any customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of the Corporation.

       Information as of December 31, 1995 for the Corporation's bank, savings and loan and consumer finance subsidiaries (including the year established and location of principal office for each) is set forth below. All subsidiaries are wholly-owned by the Corporation. In January 1995, the holders of a minority interest in First County Bank exchanged their First County stock for shares of the Corporation's common stock.

                                                                                                                NUMBER OF
                                                                                          TOTAL ASSETS           BRANCH
BANK SUBSIDIARIES:                                                                       (IN THOUSANDS)          OFFICES
                                                                                         --------------         --------
First National Bank of Pennsylvania (Est. 1864)
  Hermitage, Pennsylvania..................................                               $  906,123               29
The Metropolitan Savings Bank of Ohio (Est. 1922)
  Youngstown, Ohio.........................................                                  339,076               11
Reeves Bank (Est. 1868)
  Beaver Falls, Pennsylvania...............................                                  132,829                9
Bucktail Bank and Trust Company (Est. 1928)
  Emporium, Pennsylvania...................................                                  114,200                7
First County Bank (Est. 1987)
  Chardon, Ohio............................................                                   43,837                2
                                                                                          ----------               --
                                                                                          $1,536,065               58
                                                                                          ==========               ==
SAVINGS AND LOAN SUBSIDIARY:
Dollar Savings Association (Est. 1898)
  New Castle, Pennsylvania.................................                               $   85,874                2
                                                                                          ==========               ==

CONSUMER FINANCE SUBSIDIARY:
Regency Finance Company (Est. 1927)
  Hermitage, Pennsylvania..................................                               $  100,060               33
                                                                                          ==========               ==

       The Corporation has three other subsidiaries, Penn-Ohio Life Insurance Company, Est. 1981 (Penn-Ohio), Mortgage Service Corporation, Est. 1944 (Mortgage Service), and F.N.B. Building Corporation, Est. 1987 (F.N.B. Building). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation's subsidiaries. These activities are incidental to the Corporation's banking business. Mortgage Service services mortgage loans for unaffiliated financial institutions and F.N.B. Building owns real estate that is leased to certain affiliates.

OPERATIONS OF THE BANK SUBSIDIARIES

       The Corporation's bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts, commercial, mortgage and individual installment loans, credit card services through correspondent banks, night depository, automated teller services, computer services, safe deposit boxes, money order services, travelers checks, government savings bonds, food stamp sales and utility bill payments.

       In addition, First National and Bucktail Bank and Trust Company (Bucktail) operate trust departments which offer a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 1995, trust assets under management at First National and Bucktail totaled $266.4 million.

OPERATIONS OF THE SAVINGS AND LOAN SUBSIDIARY

       The Corporation's savings and loan subsidiary provides lending and depositor services typically offered by savings and loan associations, emphasizing residential mortgage lending while maintaining an increasing level of activity as a commercial lender.

       In December 1995, First National and Dollar Savings Association agreed to merge, with First National being the survivor. The relevant applications with federal and state regulatory authorities are pending and the merger transaction is expected to be completed during the second quarter of 1996.

OPERATIONS OF THE CONSUMER FINANCE SUBSIDIARY

       The Corporation's consumer finance subsidiary is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants and automobile dealerships. Such activity is funded by advances from the Corporation which are available from the sale of the Corporation's subordinated notes.

REGULATION AND SUPERVISION

       Bank holding companies, banks, savings and loan holding companies, savings and loan associations and consumer finance companies are extensively regulated under both federal and state law. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

       The regulation and examination of the Company and its subsidiaries are designed primarily for the protection of depositors and not the Corporation or its stockholders.

BANK HOLDING COMPANIES

       The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, is subject to regulation by the Federal Reserve Board. As a bank holding company, the Corporation is required to file with the Federal Reserve Board an annual report and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may also make examinations of the Corporation.

       The BHCA requires the prior approval of the Federal Reserve Board in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes the Federal Reserve Board to permit a bank holding company that meets all applicable capital requirements to acquire control, or substantially all of the assets, of a bank located in another state that is not the bank holding company's home state, regardless of whether the other state prohibits such transaction.

       The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the Federal Reserve Board is authorized to approve the ownership of shares by a bank holding company in any company the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The Federal Reserve Board has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA.
These activities, which are listed in Regulation Y of the Federal Reserve Board, include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and finance advice; and acting as an insurance agent for certain types of credit-related insurance.

       Activities which the Federal Reserve Board has approved by order in connection with specific applications by bank holding companies include the operation of a credit card bank or other non-bank banks, certain expanded student loan servicing activities, the buying and selling of gold and silver bullion and silver coin for the account of customers and for itself, the provision of certain financial office services, the printing and sale of checks and similar documents, underwriting and dealing in commercial paper, certain municipal revenue bonds and one to four family mortgage backed securities, subject to certain conditions, and underwriting and dealing in corporate debt or equity securities, subject to certain conditions. Bank holding companies also are permitted to acquire savings associations subject to the applicable requirements of the BHCA.

       In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, including the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, as weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve Board is also empowered to differentiate between new activities and activities commenced through acquisition of a going concern.

       Bank holding companies and their subsidiary banks and savings and loans are also subject to the provisions of the Community Reinvestment Act of 1977
(CRA). Under the terms of the CRA, the Federal Reserve Board (or other appropriate bank regulatory agency) is required, in connection with its examination of a financial institution, to assess the financial institution's record in meeting the credit needs of the communities served by the financial institution, including low and moderate-income neighborhoods. Further, such assessment is also required of any financial institution which has applied to
(i) obtain a federally-regulated financial institution charter; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally-regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank, savings and loan, or other bank holding company, the Federal Reserve Board will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application.

SAVINGS AND LOAN HOLDING COMPANIES

       The Corporation is also registered as a savings and loan holding company under the Home Owner's Loan Act (HOLA). Savings and loan holding companies are subject to regulation by the Office of Thrift Supervision (OTS). The HOLA requires the prior approval of the OTS in any case where a savings and loan holding company or an officer, director or 25% stockholder of a savings and loan holding company proposes to (i) acquire control of any other savings association or savings and loan holding company or any company controlling the assets thereof or (ii) acquire or retain more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary of the acquiror.

BANKS

       The Corporation's bank subsidiaries are supervised and regularly examined by the Office of the Comptroller of Currency (OCC), the Federal Deposit Insurance Corporation (FDIC), the Pennsylvania Department of Banking and the Ohio Division of Financial Institutions, which consists of the Ohio Division of Banks and the Ohio Division of Savings Banks. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

SAVINGS AND LOAN ASSOCIATION

       The Corporation's savings and loan association subsidiary is supervised and regularly examined by the OTS and the Pennsylvania Department of Banking. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted, types of investment and location of offices.

CONSUMER FINANCE SUBSIDIARY

       The Corporation's consumer finance subsidiary is subject to regulation under Pennsylvania, Ohio and New York state laws which require, among other things, that it maintain licenses for consumer finance operations in effect for each of its offices. Representatives of the Pennsylvania Department of Banking, the Ohio Division of Consumer Finance and the State of New York Banking Department periodically visit the offices of the consumer finance subsidiary and conduct extensive examinations in order to determine compliance with such laws and regulations. Such examinations include a review of loans, the collateral therefor and the adequacy of reserves as well as a check of the procedures employed for making and collecting loans. Additionally, the consumer finance subsidiary is subject to certain federal laws which require that certain information relating to credit terms be disclosed to customers and afford customers in certain instances the right to rescind transactions.

LIFE INSURANCE SUBSIDIARY

       Penn-Ohio is subject to examination on a triennial basis by the Arizona Department of Insurance. Representatives of the Department of Insurance will periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under Arizona statutes.

FDIC INSURANCE ASSESSMENTS

       The Corporation's bank and savings and loan subsidiaries are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). FIRREA authorized the FDIC to set the annual premium for banks and savings associations as high as determined to be necessary to assure stability of the insurance funds. FDIC deposit insurance premium rates have been determined through a risk-based assessment which takes into consideration the capital rating (i.e. "undercapitalized", "adequately capitalized" or "well capitalized") assigned to the institution and the supervisory subgroup ("healthy", "supervisory concern" or "substantial supervisory concern") to which the institution is assigned by the federal regulators.

       During 1995, the FDIC voted to lower the deposit insurance premiums for banks, now that the BIF has been funded to the required level. Conversely, based on Financial Institutions Reform, Recovery and Enforcement Act of 1989 requirements, the SAIF is still under-funded and therefore, deposit premiums have not been reduced. As a result, it is argued that thrifts are at a competitive disadvantage. Congress is currently considering legislation to impose a one-time deposit premium charge to recapitalize the SAIF. The amount of this premium is uncertain, however, indications have been in a range of $.80 to $.90 per $100 of deposits. At December 31, 1995, the Corporation had approximately $454.9 million in SAIF deposits.

GOVERNMENTAL POLICIES

       The operations of the Corporation and its subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the Federal Reserve Board regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. Federal Reserve Board monetary policies have had a significant effect on the operating results of commercial banks and savings and loans in the past and are expected to continue to do so in the future.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT (FDICIA)

       FDICIA was designed to bolster the deposit insurance fund, tighten bank regulation and trim the scope of federal deposit insurance as summarized below.

       FDIC FUNDING - FDICIA bolstered the bank deposit insurance fund with $70.0 billion in borrowing authority and increased to $30.0 billion from $5.0 billion the amount the FDIC can borrow from the U.S. Treasury to cover the costs of bank failures. The loans, plus interest, would be repaid by premiums that banks pay on domestic deposits over the next 15 years.

       BANK REGULATION - Under FDICIA, regulatory supervision is linked to bank capital. Regulators have set five capital levels at which insured depository institutions will be "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." FDICIA established a framework for supervisory actions regarding insured institutions and their holding companies that are not well or adequately capitalized.

       FDICIA provides for increased supervision for banks not rated in one of the two highest categories under the "CAMEL" composite bank rating system. The FDIC is authorized to charge banks for regular and special examinations.

       The federal bank regulatory agencies are required by FDICIA to adopt uniform capital and accounting rules. The accounting rules require supplemental disclosure in reports to the banking agencies of all assets and liabilities, including contingent assets and liabilities and, to the extent feasible, of the estimated fair market valuation of assets and liabilities.

       As mandated by Section 132 of FDICIA, in December of 1993, the federal bank regulatory agencies published proposed regulations which prescribe minimum safety and soundness standards with respect to internal control, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, earnings, compensation arrangements and stock valuation. Institutions failing to meet these safety and soundness standards will be required to submit corrective plans and will be subject to sanctions for failure to submit or comply with a plan.

       The Community Development and Regulatory Improvement Act of 1994 amended section 132 of FDICIA to permit the regulatory agencies to implement the safety and soundness standards relative to asset quality, earnings and stock valuation by regulation or guidelines. The agencies will now be permitted to decide whether or not to compel institutions that fail to meet these standards to submit a compliance plan. Finally, depository institution holding companies are no longer covered under Section 132 of FDICIA.

       FDICIA also provided for certain consumer and low and moderate income lending and deposit programs.

       The legislation also required regulators to perform annual on-site bank examinations, placed limits on real estate lending by banks and tightened auditing requirements.

       DEPOSIT INSURANCE - The legislation also reduced the scope of federal deposit insurance. The FDIC's ability to reimburse uninsured deposits (those over $100,000 and foreign deposits) was sharply limited beginning January 1995. The Federal Reserve Board's ability to finance banks with extended loans from its discount window was restricted, beginning December 1993. In addition, only the best capitalized banks will be able to offer insured broker deposits or to insure accounts established under employee pension plans.

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

       The parent company is a legal entity separate and distinct from its subsidiaries. Most of the parent company's revenues result from dividends paid to the parent company by the subsidiaries. The right of the parent company, and consequently the right of creditors and stockholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the parent company in its capacity as a creditor may be recognized. Moreover, there are various legal limitations applicable to the payment of dividends by the subsidiaries as well as by the Corporation to its stockholders. Under federal law, the subsidiaries may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Corporation or take securities of the Corporation as collateral for loans to any borrower. The subsidiaries are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

       The subsidiaries are subject to various statutory and regulatory restrictions on their ability to pay dividends to the parent company. Under applicable federal and state statutes and regulations, the dividends that may be paid to the parent company by its bank and savings and loan subsidiaries without prior regulatory approval are subject to limitations. In the case of First National, a national bank, prior approval of the OCC is required if the total of all dividends declared in any calendar year will exceed net profits (as defined and interpreted by the OCC) for that year combined with retained net profits (as defined) for the two preceding calendar years. As Pennsylvania state-chartered institutions, Bucktail and Reeves may pay dividends only if they are solvent and would not be rendered insolvent by the dividend payments, and only from unrestricted and unreserved earned surplus and, under certain circumstances, capital surplus. Each must also maintain a leverage ratio of 6.00% after paying dividends. First County and Metropolitan, both Ohio state-chartered institutions, may not pay dividends without approval of the superintendent of banks if the total of all dividends declared in any year will exceed net profits (as defined by statute) for that year combined with retained net profits (as defined) for the two preceding years. In addition, after payment of any dividend, First County's surplus must be at least 20 percent of its capital. As a tier 1 association, Dollar is authorized to make capital distributions during a calendar year up to the higher of 100% of its net income during the year plus the amount that would reduce by one-half its surplus capital ratio at the beginning of the calendar year or 75% of its net income over the most recent four-quarter period upon delivering to the OTS a 30-day notice. All banking and savings and loan subsidiaries are subject to the capital requirements described below. Dividends may not be paid by these subsidiaries if the payment of the dividend would cause the subsidiary to fall below these minimum capital requirements.

       In addition, the OCC, in the case of First National, the FDIC, in the case of the Corporation's other bank subsidiaries, and the OTS, in the case of the Corporation's savings and loan subsidiary, have authority to prohibit banks and savings and loans from engaging in unsafe and unsound banking practices. The payment of a dividend by a bank or savings and loan could, depending on the financial condition of such bank or savings and loan and other factors, be considered an unsafe and unsound banking practice. The OCC and the OTS have indicated their view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the subsidiaries to pay dividends is, and is expected to continue to be, influenced by regulatory policies and capital guidelines. (See also "Stockholders' Equity" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders).

CAPITAL REQUIREMENTS

       The Federal Reserve Board has adopted risk-based capital guidelines applicable to bank holding companies. The primary indicators relied on by the Federal Reserve Board and other bank and thrift regulators in measuring strength of capital position are the Core Capital, Total Risk-Based Capital and Leverage ratios.

       Core Capital consists of common and qualifying preferred stockholders' equity less non-qualifying intangibles. Total Capital consists of Core Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets which consist of both on- and off- balance sheet risks. The regulatory minimums are 4.00% for the Core Capital Ratio and 8.00% for the Total Risk-Based Capital Ratio. The Corporation's Core Capital and Total Risk-Based Capital to risk-weighted assets ratios as of December 31, 1995 were 11.74% and 13.86%, respectively.

   In addition, the Federal Reserve Board has established minimum Leverage ratio (Core Capital to quarterly average assets less non-qualifying intangibles) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Corporation's Leverage ratio as of December 31, 1995 was 8.16%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

       Each bank and savings and loan subsidiary is subject to similar capital requirements adopted by its primary federal regulator.

       Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, management is unable to predict whether higher capital ratios would be imposed and, if so, at what levels and on what schedule.

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

FIRREA

       As a result of the enactment of the FIRREA on August 9, 1989, a depository institution insured by the FDIC can be held liable for any loss incurred, or reasonably expected to be incurred, by the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC-insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default. "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance. Liability of any subsidiary under this "cross-guarantee" provision could have a material adverse effect on the financial condition of any assessed subsidiary and the Corporation.

MARKET AREA AND COMPETITION

       The Corporation, through its subsidiaries, operates 93 offices in 33 counties in Pennsylvania, eastern Ohio and western New York. The economies of the primary market area in which the Corporation and its subsidiaries operate, western Pennsylvania and eastern Ohio, have evolved during the past decade from ones dominated by heavy industry to ones which have a more diversified mix of light manufacturing, service and distribution industries. This area is served by Interstate Routes 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport.

       The Corporation's subsidiaries compete with a large number of other financial institutions, such as commercial banks, savings and loans, insurance companies, consumer finance companies, credit unions and commercial finance and leasing companies, many of which have greater resources than the Corporation, for deposits, loans and service business. Money market mutual funds, brokerage houses and similar institutions currently provide many of the financial services offered by the Corporation's subsidiaries.

       In the consumer finance subsidiary's market areas, the active competitors include banks, credit unions and national, regional and local consumer finance companies, some of which have substantially greater resources than that of the consumer finance subsidiary. The ready availability of consumer credit through charge accounts and credit cards constitutes additional competition. The principal methods of competition include the rates of interest charged for loans, the rates of interest paid to obtain funds and the availability of customer services.

       With reciprocal interstate banking, the Corporation also faces the prospect of additional competitors entering its markets as well as additional competition in its efforts to acquire other subsidiaries and branches throughout Pennsylvania and in neighboring states. (See "Regulation and Supervision.")

EMPLOYEES

       As of January 31, 1996, the Corporation and its subsidiaries had 792 full-time and 229 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

MERGERS AND ACQUISITIONS

       See "Mergers and Acquisitions" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders.


STATISTICAL DISCLOSURE

       Statistical disclosure information regarding the Corporation is included in the Management's Discussion and Analysis, which is incorporated by reference to the Corporation's Annual Report to Stockholders (see Part II, Item 7 below). The following information is contained therein:

       I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


       II.    Investment Portfolio


       III.   Loan Portfolio


       IV.    Summary of Loan Loss Experience


       V.     Deposits


       VI.    Return on Equity and Assets


       VII.   Short-Term Borrowings

ITEM 2.  PROPERTIES

F.N.B. CORPORATION

       The Corporation owns no real property. Its operations are conducted at Hermitage Square, Hermitage, Pennsylvania, which property is owned by First National.

FIRST NATIONAL

       First National's main office (as described in its charter) is located at 166 Main Street, Greenville, Pennsylvania. Its administrative offices and a branch office are located at Hermitage Square, Hermitage, Pennsylvania.

       First National also has 27 other branch offices in western Pennsylvania, including offices in Erie (6), Cochranton, Conneaut Lake, Conneautville, Corry, Farrell, Franklin, Girard, Grove City (2), Greenville, Hermitage, Jamestown, Meadville, Sharon (2), Sharpsville, Sheakleyville, Slippery Rock, Spartansburg, Transfer, and West Middlesex. Nine of these branch locations are leased under operating leases expiring at various dates through 2010. Generally, these leases provide for renewal options. Eight of the remaining locations are owned by F.N.B. Building and leased to First National.

       First National also owns two other facilities located in Hermitage, Pennsylvania, one of which is used for equipment storage and the other of which is used as a regional data processing facility for First National and most of its affiliates. First National owns two parcels of land adjacent to its data processing facility. In addition, First National has announced plans to build three new offices. One will house First National employees as well as become headquarters for the Corporation in Hermitage, the second is for a building in downtown Erie to serve as a regional headquarters and the third is a branch office on Peach Street in Erie.

BUCKTAIL

       Bucktail's main office is located at 2 East Fourth Street, Emporium, Pennsylvania. Its administrative offices are located in the Executive Plaza building in Williamsport, Pennsylvania which also houses its Williamsport branch office.

       Bucktail has five other branch locations in western and central Pennsylvania, including offices in Williamsport (2), Johnsonburg, Hughesville and Montoursville. Three of Bucktail's offices are leased under operating leases expiring at various dates through 2009, with additional renewal options. The remaining offices, including its main office in Emporium, are owned by Bucktail.

REEVES

       The main office of Reeves is located at 1217 Seventh Avenue, Beaver Falls, Pennsylvania. Reeves has eight other branch offices in western Pennsylvania, including offices in Beaver Falls (2), Beaver, Baden (2), Koppel, Coraopolis and New Brighton. Four of these branch offices (including one office owned by F.N.B. Building) are leased under operating leases expiring at various dates through 2000; two of these leased offices are subject to month-to-month leases with new lease proposals under review.

FIRST COUNTY

       First County's main office is located at 540 Water Street, Chardon, Ohio. First County also has a branch office located in Chester Township, Ohio. The main office is owned by First County, while the Chesterland branch office is occupied under an operating lease expiring in 1999.

METROPOLITAN

       Metropolitan's main office and headquarters are located at One Federal Plaza West, Youngstown, Ohio, in the central business district and banking center of Youngstown. Metropolitan has ten other branch offices in eastern Ohio, including offices in Austintown, Barnesville, Boardman (2), Brookfield, Campbell, Hubbard, Liberty, Martins Ferry and St. Clairsville. All but one of Metropolitan's facilities (including its main office) are owned by Metropolitan, with the remaining office leased under an operating lease (from F.N.B. Building). Metropolitan also leases the land on which the elevators at its main office are located under a lease expiring in 2016.

DOLLAR

       Dollar's main office is located at 32 North Mill Street, New Castle, Pennsylvania. Dollar has one other branch office located in New Castle, Pennsylvania. The main office is leased under an operating lease expiring in 2000, while the New Castle branch is owned by Dollar.

REGENCY

       The executive office of Regency is located at Hermitage Square, Hermitage, Pennsylvania. Regency conducts its consumer loan operations at 33 offices located in Pennsylvania, eastern Ohio and western New York, including Pennsylvania locations in Allentown, Bethlehem, Bloomsburg, Bradford, Butler, Corry, Danville, DuBois, Erie, Eynon, Greenville, Grove City, Hanover, Lewisburg, Meadville, New Castle, Scranton, Selinsgrove, Somerset, St. Marys, State College, Stroudsburg, Titusville, Uniontown, Warren, West Pittston and Wilkes-Barre; Ohio locations in Youngstown (3), Salem, and Warren; and one location in Jamestown, New York.

       The Titusville office is owned by Regency, while all other offices are leased by Regency under operating leases expiring at various dates through 2005. Generally, these leases provide for renewal options.

       Regency conducts its consumer loan operations in Pennsylvania and Ohio under the names F.N.B. Consumer Discount Company, Citizens Budget Company, Regency Consumer Discount Company and Reliance Consumer Discount Company. In New York, consumer loan operations are conducted by Citizens Financial Services of New York, Inc. and Citizens Equity Corporation of New York, both wholly-owned subsidiaries of Regency. In Ohio, loan operations are conducted by Citizens Financial Services, Inc., a wholly-owned subsidiary of Regency.

PENN-OHIO

       Penn-Ohio's operations are conducted at Hermitage Square, Hermitage, Pennsylvania. Penn-Ohio also rents office space at 4700 East Thomas Road, Suite 204, Phoenix, Arizona, which is Penn-Ohio's corporate address.

MORTGAGE SERVICE

       The executive office of Mortgage Service is located at Hermitage Square, Hermitage, Pennsylvania, which is also the administrative office of First National.


ITEM 3.  LEGAL PROCEEDINGS

       There are no material pending legal proceedings to which the Corporation or any of its subsidiaries is a party, or of which any of their property is the subject, except ordinary routine proceedings which are incidental to the ordinary conduct of business. In the opinion of management, pending legal proceedings will not have a material adverse effect on the consolidated financial position of the Corporation and its subsidiaries.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages and positions of the executive officers of the Corporation, as of February 15, 1996, are as follows:


NAME                                          AGE           POSITION HELD

Peter Mortensen                               60            Chairman, President and Director

Stephen J. Gurgovits                          52            Executive Vice President and Director

John W. Rose                                  46            Executive Vice President

William J. Rundorff                           47            Executive Vice President

Samuel K. Sollenberger                        58            Vice President and Director

John D. Waters                                49            Vice President and Chief Financial Officer


       Officers are elected annually by the Board of Directors immediately following the annual meeting of stockholders. The term of office for all of the above executive officers is for the period ending with the next annual meeting.


PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS

       Mr. Peter Mortensen is Chairman of the Corporation (1987 to the present), President of the Corporation (1974 to the present) and Chairman of the Board of First National (1987 to the present). Since 1959, Mr. Mortensen has held various other executive positions with First National including President (1972 to 1988) and Chief Executive Officer (1979 to 1988).

       Mr. Stephen J. Gurgovits is Executive Vice President of the Corporation (1995 to the present), Senior Vice President of the Corporation (1986 to 1995) and President and Chief Executive Officer of First National (1988 to the present). Mr. Gurgovits has served in various positions with First National since 1961 and with the Corporation since 1974 including Executive Vice President and Senior Loan Officer of First National (1979 to 1988).

       Mr. John W. Rose is Executive Vice President of the Corporation (1995 to the present). He previously served as President of McAllen Capital Partners, Inc. (1992 to 1995) and President of Livingston Financial Group (1988 to
1992).

       Mr. William J. Rundorff is Executive Vice President of the Corporation (1995 to the present), Vice President of the Corporation (1991 to 1995) and Vice President of First National (1991 to the present). He previously served as Senior Vice President, Counsel and Secretary of United Banks of Colorado, Inc. (1986 to 1991).

       Mr. Samuel K. Sollenberger is Vice President of the Corporation (1989 to the present), Chairman of Metropolitan (1996 to the present), President of Metropolitan (1989 to 1996) and Chief Executive Officer of Metropolitan (1990 to the present).

       Mr. John D. Waters is Vice President and Chief Financial Officer of the Corporation (1994 to the present) and Senior Vice President and Chief Financial Officer of First National (1994 to the present). He previously served as Executive Vice President and Chief Financial Officer of WSFS Financial Corporation (1988 to 1993).

PART II

    Information relating to Items 5, 6, 7 and 8 is provided in the Corporation's 1995 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated herein by reference:

                                                                                             PAGES IN 1995
                                                                                             ANNUAL REPORT
CAPTION IN 1995 ANNUAL REPORT TO STOCKHOLDERS                                               TO STOCKHOLDERS

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                                          51

ITEM 6.       SELECTED FINANCIAL DATA                                                              37

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        38

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                          14


ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to directors of the Corporation is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 24, 1996. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is provided in
Part I.

ITEM 11.  EXECUTIVE COMPENSATION

       Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 24, 1996. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 24, 1996. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 24, 1996. Such information is incorporated herein by reference.


                                         III-1

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.       FINANCIAL STATEMENTS

              The following consolidated financial statements and report of independent auditors of F.N.B. Corporation and subsidiaries, included in the Corporation's 1995 Annual Report to Stockholders, are incorporated herein by reference to Item 8:

                                                                             PAGES IN 1995
                                                                             ANNUAL REPORT
                                                                             TO STOCKHOLDERS
         Consolidated Balance Sheet                                                   14
         Consolidated Income Statement                                                15
         Consolidated Statement of Stockholders' Equity                               16
         Consolidated Statement of Cash Flows                                         17
         Notes to Consolidated Financial Statements                                   18
         Report of Independent Auditors                                               36
         Quarterly Earnings Summary                                                   37

   Included in Part IV of this report:
                                                                                    PAGE
         Report of Independent Auditors,
           S.R. Snodgrass, A.C., for the 1993 audit of
           Reeves Bank                                                              IV-4

         Report of Independent Auditors,
           S.R. Snodgrass, A.C., for the 1993 audit of
           Dollar Savings Association and Subsidiary                                IV-5


(A)  2.       FINANCIAL STATEMENT SCHEDULES

              All Schedules are omitted because they are not applicable.


(A)  3.       EXHIBITS

              The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-6 and are incorporated by reference.

(B)           REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the three months ended December 31, 1995.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        F.N.B. CORPORATION


                                        By /s/ PETER MORTENSEN
                                           ------------------------------------
                                               Peter Mortensen,
                                               Chairman and President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ PETER MORTENSEN                        Chairman, President and                           February 27, 1996
---------------------------                Director (Principal Executive Officer)
Peter Mortensen


/s/ STEPHEN J. GURGOVITS                   Executive Vice President and                      February 27, 1996
---------------------------                Director
Stephen J. Gurgovits


/s/ SAMUEL K. SOLLENBERGER                 Vice President and Director                       March 4, 1996
---------------------------
Samuel K. Sollenberger


/s/ JOHN D. WATERS                         Vice President and Chief Financial                February 27, 1996
---------------------------                Officer (Principal Accounting Officer)
John D. Waters


---------------------------                Director
W. Richard Blackwood


/s/ WILLIAM B. CAMPBELL                    Director                                          February 27, 1996
---------------------------
William B. Campbell


/s/ CHARLES T. CRICKS                      Director                                          February 27, 1996
---------------------------
Charles T. Cricks


/s/ HENRY M. EKKER                         Director                                          February 27, 1996
---------------------------
Henry M. Ekker


                                           Director
---------------------------
Thomas C. Elliott


/s/ THOMAS W. HODGE                        Director                                     February 27, 1996
---------------------------
Thomas W. Hodge


/s/ GEORGE E. LOWE                         Director                                     February 27, 1996
---------------------------
George E. Lowe


                                           Director
---------------------------
Paul P. Lynch


                                           Director
---------------------------
James B. Miller


                                           Director
---------------------------
Robert S. Moss


                                           Director
---------------------------
John R. Perkins


/s/ WILLIAM A. QUINN                       Director                                     February 27, 1996
---------------------------
William A. Quinn


                                           Director
---------------------------
George A. Seeds


/s/ WILLIAM J. STRIMBU                     Director                                     February 27, 1996
---------------------------
William J. Strimbu


/s/ ARCHIE O. WALLACE                      Director                                     February 27, 1996
---------------------------
Archie O. Wallace


/s/ JOSEPH M. WALTON                       Director                                     February 27, 1996
---------------------------
Joseph M. Walton


/s/ JAMES T. WELLER                        Director                                     February 27, 1996
---------------------------
James T. Weller


                                           Director
---------------------------
Eric J. Werner


/s/ DONNA C. WINNER                        Director                                     February 27, 1996
---------------------------
Donna C. Winner


LOGO


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Reeves Bank

We have audited the balance sheet of Reeves Bank as of December 31, 1993 and the related statements of income, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Reeves Bank as of December 31, 1993, and the results of its operations, and its cash flows for the year then ended in conformity with generally accepted accounting principles.


                                                S. R. SNODGRASS, A. C.


Wexford, PA
January 14, 1994

LOGO


                          INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholder
Dollar Savings Association and Subsidiary


We have audited the consolidated balance sheet of Dollar Savings Association and Subsidiary as of December 31, 1993 and the related consolidated statements of income, changes in stockholder's equity and cash flows for the year then ended. These financial statements are the responsibility for the Association's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dollar Savings Association and Subsidiary as of December 31, 1993, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, in 1993 the Association adopted the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".


                                                  S. R. SNODGRASS, A. C.


Wexford, PA
January 14, 1994

INDEX TO EXHIBITS

   The following exhibits are filed or incorporated by reference as part of this report:

3.1. Articles of Incorporation of the Corporation as currently in effect and any amendments thereto. (incorporated by reference to Exhibit
           3.1. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

3.2. By-laws of the Corporation as currently in effect. (incorporated by reference to Exhibit 4 of the Corporation's Form 10- Q for the quarter ended June 30, 1994).

4 The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to Exhibit 3.1. of the registrant's Form 10-K for the year ended December 31, 1992. The By-laws are incorporated by reference to Exhibit 4 of the registrant's Form 10-Q for the quarter ended June 30, 1994. A designation statement defining the rights of F.N.B. Corporation Series A - Cumulative Convertible Preferred Stock is incorporated by reference to Form S-14, Registration Statement of F.N.B. Corporation, File No. 2- 96404. A designation statement defining the rights of F.N.B. Corporation Series B - Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4 of the registrant's Form 10-Q for the quarter ended June 30, 1992. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

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

10.5. Employment Agreement between F.N.B. Corporation and Peter Mortensen. (incorporated by reference to exhibit 10.6 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
           1990). Amendment No. 2 to Employment Agreement (incorporated by reference to Exhibit 10.5. of the Corporation's Form 10-Q for the quarter ended June 30, 1995). Rescinding of Amendment No. 2 to Employment Agreement (incorporated by reference to Exhibit 10.5. of the Corporation's Form 10-Q for the quarter ended September 30,
           1995).

10.6. Employment Agreement between F.N.B. Corporation and Stephen J. Gurgovits. (incorporated by reference to exhibit 10.6 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.7. Employment Agreement between F.N.B. Corporation and Samuel K. Sollenberger. (incorporated by reference to exhibit 10.7 of the Corporation's Form 10-Q for the quarter ended March 31, 1994).

10.8. Employment Agreement between F.N.B. Corporation and William J. Rundorff. (incorporated by reference to exhibit 10.9 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991). Amendment No. 2 to Employment Agreement. (filed herewith).

10.9. Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (incorporated by reference to Exhibit 10.9. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
           1993).

10.10. F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996. (filed herewith).

10.11. F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (incorporated by reference to Exhibit 10.11. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.12. Employment Agreement between F.N.B. Corporation and John W. Rose (incorporated by reference to Exhibit 10.12. of the Corporation's Form 10-Q for the quarter ended September 30, 1995). Amendment No. 1 to Employment Agreement. (filed herewith).

10.13. Employment Agreement between F.N.B. Corporation and John D. Waters. (filed herewith).

10.14. F.N.B. Corporation Restricted Stock and Incentive Bonus Plan. (filed herewith).

10.15.     F.N.B. Corporation 1996 Stock Option Plan.  (filed herewith).

11         Statement re computation of per share earnings.  (filed herewith).

13         Annual Report to Stockholders.  (filed herewith).

21         Subsidiaries of the Registrant.  (filed herewith).

23 Consent of Ernst & Young LLP, Independent Auditors. (filed herewith).

27         Financial Data Schedule.  (filed herewith).