Form 10-Q
period 1996-03-31
FNB CORP/PA
filed 1996-05-14
CIK 37808

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                               --------------
                                     OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes        No
   -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at April 25, 1996
         -----                                   -----------------------------
Common Stock, $2 Par Value                              8,622,800 Shares
- --------------------------                              ----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 1996

INDEX

PART I -  FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheet                                    2
          Consolidated Income Statement                                 3
          Consolidated Statement of Cash Flows                          4
          Notes to Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            12

Item 2.   Changes in Securities                                        12

Item 3.   Defaults Upon Senior Securities                              12

Item 4.   Submission of Matters to a Vote of Security Holders          12

Item 5.   Other Information                                            12

Item 6.   Exhibits and Reports on Form 8-K                             12

Signatures                                                             16

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands
                                                    MARCH 31,    DECEMBER 31,
                                                      1996          1995
                                                   ------------  ------------
                                                   (Unaudited)     (Note)
                                                   ------------  ------------
ASSETS
Cash and due from banks                            $     60,689  $     59,795
Interest bearing deposits with banks                      4,886         2,603
Federal funds sold                                       13,235        22,335
Securities available for sale                           221,740       223,479
Securities held to maturity (fair value of
  $156,307 and $136,801)                                158,191       136,969
Loans available for sale                                  9,704        10,154
Loans, net of unearned income of
  $23,915 and $26,609                                 1,229,598     1,212,741
Allowance for loan losses                               (21,696)      (21,550)
                                                   ------------  ------------
    NET LOANS                                         1,217,606     1,201,345
                                                   ------------  ------------

Premises and equipment                                   24,237        22,504
Other assets                                             37,397        37,963
                                                   ------------  ------------
                                                   $  1,737,981  $  1,706,993
                                                   ============  ============
LIABILITIES
Deposits:
  Non-interest bearing                             $    159,374  $    167,700
  Interest bearing                                    1,304,591     1,274,409
                                                   ------------  ------------
    TOTAL DEPOSITS                                    1,463,965     1,442,109

Short-term borrowings                                    57,382        55,224
Other liabilities                                        29,405        25,988
Long-term debt                                           40,565        39,755
                                                   ------------  ------------
    TOTAL LIABILITIES                                 1,591,317     1,563,076
                                                   ------------  ------------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Outstanding - 451,638 shares
  Aggregate liquidation value - $11,291                   4,516         4,516
Common stock - $2 par value
  Authorized - 20,000,000 shares
  Outstanding - 8,615,767 and 8,611,814 shares           17,268        17,268
Additional paid-in capital                               58,633        58,631
Retained earnings                                        63,314        60,034
Net unrealized securities gains                           3,328         3,932
Treasury stock - 18,389 and 22,340 shares at cost          (395)         (464)
                                                   ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                          146,664       143,917
                                                   ------------  ------------
                                                   $  1,737,981  $  1,706,993
                                                   ============  ============

NOTE: The balance sheet at December 31, 1995 was derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

Three Months Ended March 31                              1996          1995
                                                      ---------     ---------
INTEREST INCOME
Loans, including fees                                 $  29,084     $  27,636
Securities:
  Taxable                                                 4,634         4,232
  Tax exempt                                                373           375
  Dividends                                                 166           156
Other                                                       453           236
                                                      ---------     ---------
    TOTAL INTEREST INCOME                                34,710        32,635
                                                      ---------     ---------
INTEREST EXPENSE
Deposits                                                 13,249        11,897
Short-term borrowings                                       862           849
Long-term debt                                              742           781
                                                      ---------     ---------
    TOTAL INTEREST EXPENSE                               14,853        13,527
                                                      ---------     ---------
    NET INTEREST INCOME                                  19,857        19,108
Provision for loan losses                                 1,368         1,541
                                                      ---------     ---------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                          18,489        17,567
                                                      ---------     ---------
NON-INTEREST INCOME
Insurance commissions and fees                              921           737
Service charges                                           1,595         1,731
Trust                                                       384           406
Gain on sale of securities                                  288           167
Other                                                       488           368
                                                      ---------     ---------
    TOTAL NON-INTEREST INCOME                             3,676         3,409
                                                      ---------     ---------
                                                         22,165        20,976
                                                      ---------     ---------
NON-INTEREST EXPENSES
Salaries and employee benefits                            7,764         7,464
Net occupancy                                             1,197         1,164
Amortization of intangibles                                 270           328
Equipment                                                   850           945
Deposit insurance                                           309           934
Other                                                     4,799         4,281
                                                      ---------     ---------
    TOTAL NON-INTEREST EXPENSES                          15,189        15,116
                                                      ---------     ---------
    INCOME BEFORE INCOME TAXES                            6,976         5,860
Income taxes                                              2,109         1,876
                                                      ---------     ---------
    NET INCOME                                        $   4,867     $   3,984
                                                      =========     =========
NET INCOME PER COMMON SHARE:
  Primary                                             $     .51     $     .42
                                                      =========     =========
  Fully diluted                                       $     .49     $     .40
                                                      =========     =========

CASH DIVIDENDS PER COMMON SHARE                       $     .15     $     .06
                                                      =========     =========

AVERAGE COMMON SHARES OUTSTANDING                     9,038,276     9,028,072
                                                      =========     =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Three Months Ended March 31                              1996          1995
                                                      ---------     ---------
OPERATING ACTIVITIES
Net income                                            $   4,867     $   3,984
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         1,128         1,287
    Provision for loan losses                             1,368         1,541
    Deferred taxes                                          448           406
    Gain on securities available for sale                  (288)         (167)
    Gain on loan sales                                      (73)           (4)
    Proceeds from sale of loans                           2,841         5,468
    Loans originated for sale                            (2,318)       (4,615)
    Change in:
      Interest receivable                                  (429)          709
      Interest payable                                    1,100            40
    Other, net                                            2,917        (3,539)
                                                      ---------     ---------
      Net cash flows from operating activities           11,561         5,110
                                                      ---------     ---------
INVESTING ACTIVITIES
Net change in interest bearing deposits with banks       (2,283)       (3,452)
Net change in federal funds sold                          9,100       (25,530)
Purchase of securities available for sale               (38,165)       (3,437)
Purchase of securities held to maturity                 (25,837)         (527)
Proceeds from sale of securities available for sale      13,420           478
Proceeds from maturity of securities available for sale  25,773        16,393
Proceeds from maturity of securities held to maturity     4,594        20,693
Net change in loans                                     (18,096)       (5,081)
Increase in premises and equipment                       (2,481)         (655)
                                                      ---------     ---------
      Net cash flows from investing activities          (33,975)       (1,118)
                                                      ---------     ---------
FINANCING ACTIVITIES
Net change in non-interest bearing deposits              (8,326)         (685)
Net change in interest bearing deposits                  30,182         8,915
Net change in short-term borrowings                       2,158       (17,806)
Increase in long-term debt                                1,710         1,117
Decrease in long-term debt                                 (900)         (503)
Proceeds from sale of stock                                 545           356
Purchase of treasury stock                                 (473)         (345)
Cash dividends paid                                      (1,588)         (787)
                                                      ---------     ---------
      Net cash flows from financing activities           23,308        (9,738)
                                                      ---------     ---------

NET INCREASE/(DECREASE) IN CASH AND DUE FROM BANKS          894        (5,746)
Cash and due from banks at beginning of period           59,795        60,451
                                                      ---------     ---------

CASH AND DUE FROM BANKS AT END OF PERIOD              $  60,689     $  54,705
                                                      =========     =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1996

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

PER SHARE AMOUNTS

     Per share amounts are adjusted for common stock dividends, including the 5% stock dividend approved on April 24, 1996.

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

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

     Three months ended March 31                             1996       1995
                                                            -------    -------
     Cash paid for:
       Interest                                             $13,753    $14,211
       Income taxes                                                        560
     Noncash Investing and Financing Activities:
         Acquisition of real estate in settlement of loans       33        595
         Loans granted in the sale of other real estate         139         46

MERGERS AND ACQUISITIONS

     On February 2, 1996, the Corporation signed a definitive merger agreement with Southwest Banks, Inc. (Southwest), a bank holding company headquartered in Naples, Florida with assets of approximately $386 million. The merger agreement calls for an exchange of .819 shares of F.N.B. Corporation common stock for each share of Southwest common stock after giving effect to the 5% stock dividend announced on April 24, 1996.

The Corporation has reserved 3,276,700 shares to be issued in conjunction with the merger.

     In connection with the merger agreement, Southwest granted the Corporation an option to purchase, under certain circumstances, up to 727,163 shares of Southwest common stock at a price of $15.00 per share. The exchange ratio, number of shares under option and the price of the options are all subject to possible adjustment. The transaction will be accounted for as a pooling of interests, and is expected to close in early 1997, subject to approval by certain regulatory authorities and Southwest's shareholders.

     In December 1995, two of the Corporation's subsidiaries, First National Bank of Pennsylvania (First National) and Dollar Savings Association, agreed to merge, with First National being the survivor. The relevant applications with federal and state regulatory authorities have been approved and the merger is expected to be consummated by May 14, 1996.

EFFECT OF NEW ACCOUNTING STANDARDS

     The following Statements of Financial Accounting Standards (FAS) became effective for the Corporation in 1996.

     FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. The undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Adoption of this Statement did not have a material effect on the Corporation's financial position or results of operations.

     FAS No. 122, "Accounting for Mortgage Servicing Rights," an amendment of FAS No. 65, allows enterprises engaging in mortgage banking activities to recognize as separate assets rights to service mortgage loans originated for sale. Additionally, the enterprise must periodically assess its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Adoption of this Statement did not have a material effect on the Corporation's financial position or results of operations, as the Corporation does not significantly engage in the sale of mortgage loans.

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Interest Rate Sensitivity

     The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the level of liquidity provided by its available for sale securities portfolio, the Corporation generally has sufficient sources of funds available as needed to meet its routine, operational cash needs.

     In addition to normal liquidity provided from operations, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $22.0 million was unused at March 31, 1996. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other uncommitted funding sources.

     Interest rate sensitivity measures the impact that future changes in interest rates will have on net interest income. The cumulative gap reflects the net position of assets and liabilities repricing in specified time periods. The gap is one measurement of risk inherent in a balance sheet as it relates to changes in interest rates and their effect on net interest income.

     The gap analysis which follows is based on a combination of asset and liability amortizations, maturities and repricing opportunities. Non-maturity deposit balances have been allocated to various repricing intervals to more accurately depict their true behavior and characteristics. This allocation was done in accordance with FDIC guidance. Based on the cumulative one year gap in this table and assuming no repositioning or modifications to asset/liability composition, a rise in interest rates over the next year would have a slight negative impact on net interest income.

     Gap analyses alone do not accurately measure the magnitude of changes in net interest income since changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Recognizing that traditional gap analyses do not measure dynamically the exposure to interest rate changes, the Corporation also relies on computer simulation modeling to measure the effect of upward and downward interest rate changes on net interest income. Simulation is currently in use at all of the Corporation's banking affiliates.

     Through the review of gap analyses and simulation modeling, management continually monitors the Corporation's exposure to changing interest rates. Management attempts to mitigate repricing mismatches through asset and liability pricing and through matched maturity funding.

     Following is the gap analysis as of March 31, 1996 (in thousands):

                             Within     4-12      1-5       Over
                            3 Months    Months    Years    5 years     Total
                            --------- --------- --------- --------- ----------
Interest Earning Assets
Interest bearing deposits
  with banks                $   4,786 $     100                     $    4,886
Federal funds sold             13,235                                   13,235
Securities:
  Available for sale           29,063    79,530 $  96,331 $  16,816    221,740
  Held to maturity              4,834    11,152   135,055     7,150    158,191
Loans, net of unearned        273,982   255,843   466,417   243,060  1,239,302
                            --------- --------- --------- --------- ----------
                              325,900   346,625   697,803   267,026  1,637,354
Other assets                                                100,627    100,627
                            --------- --------- --------- --------- ----------
                            $ 325,900 $ 346,625 $ 697,803 $ 367,653 $1,737,981
                            ========= ========= ========= ========= ==========

Interest Bearing Liabilities
Deposits:
  Interest checking         $   8,300 $  24,900 $ 132,798           $  165,998
  Savings                      39,795   119,386   238,772              397,953
  Time deposits               181,122   293,495   264,862 $   1,161    740,640
Short-term borrowings          19,842    19,658    17,882               57,382
Long-term debt                 15,553     2,898     9,527    12,587     40,565
                            --------- --------- --------- --------- ----------
                              264,612   460,337   663,841    13,748  1,402,538
Other liabilities                                           188,779    188,779
Stockholders' equity                                        146,664    146,664
                            --------- --------- --------- --------- ----------
                            $ 264,612 $ 460,337 $ 663,841 $ 349,191 $1,737,981
                            ========= ========= ========= ========= ==========
Period Gap                  $  61,288 $(113,712)$  33,962 $  18,462
                            ========= ========= ========= =========
Cumulative Gap              $  61,288 $ (52,424)$ (18,462)
                            ========= ========= =========

Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                   1.23      0.93      0.99      1.17
                            ========= ========= ========= =========
Cumulative Gap as a Percent
  of Total Assets                3.5%     (3.0%)    (1.1%)
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

     The capital management function is a continuous process. Central to this process is internal equity generation accomplished mainly through earnings retention. Since December 31, 1995, total retained earnings has increased $3.4 million as a result of earnings retention. For the three months ended March 31, 1996, the return on average equity was 13.46%. Total cash dividends declared represented 32.63% of net income. Book value per share was $15.71 at March 31, 1996, compared to $15.40 at December 31, 1995.

     The Corporation's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other regulators in measuring strength of capital position are the Core Capital, Total Risk-Based Capital and Leverage ratios. Following is a table summarizing these ratios and the related regulatory minimums as of March 31, 1996 and December 31, 1995, respectively (in thousands):

                                          MARCH 31,   DECEMBER 31,  REGULATORY
                                            1996          1995       MINIMUMS
                                        ------------  ------------  ----------
Capital Ratios:
  Core Capital                             11.86%        11.74%        4.00%
  Total Risk-Based Capital                 13.96         13.86         8.00
  Leverage                                  8.21          8.16         5.00

     Core Capital consists of common and qualifying preferred stockholders' equity less non-qualifying intangibles and Total Risk-Based Capital consists of Core Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Both are calculated with reference to risk-weighted assets consisting of both on- and off- balance sheet risks. The Leverage ratio consists of Core Capital divided by quarterly average assets less non-qualifying intangibles.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Generally, it is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is either applied against principal or reported as interest income, according to management's judgment as to the collectibility of principal. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both secured and in the process of collection. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     Following is a summary of non-performing assets (in thousands):

                                                     MARCH 31,    DECEMBER 31,
                                                       1996           1995
                                                   ------------   ------------
Non-performing assets:
  Non-accrual loans                                   $ 7,099        $ 5,605
  Restructured loans                                    1,750          3,075
                                                      -------        -------
    Total non-performing loans                          8,849          8,680
Other real estate owned                                 2,413          2,742
                                                      -------        -------
    Total non-performing assets                       $11,262        $11,422
                                                      =======        =======

Asset quality ratios:
  Non-performing loans as percent of total loans         .71%           .71%
  Non-performing assets as percent of total assets       .65%           .67%

     Non-accrual loans totaled $7.1 million at March 31, 1996, representing an increase of $1.5 million from $5.6 million at December 31, 1995. The ratio of non-accrual loans to total loans increased from .46% at December 31, 1995 to
 .57% at March 31, 1996. This increase was offset by a decrease of $1.3 million in restructured loans.

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                                             At or for the
                                                          Three Months Ended
                                                               March 31,
                                                          -------------------
                                                           1996        1995
                                                          -------     -------
Balance at beginning of period                            $21,550     $20,295

Charge-offs                                                (1,592)     (1,342)
Recoveries                                                    370         428
                                                          -------     -------
  Net charge-offs                                          (1,222)       (914)

Provision for loan losses                                   1,368       1,541
                                                          -------     -------
Balance at end of period                                  $21,696     $20,922
                                                          =======     =======
Net charge-offs as percent of average loans,
  net of unearned (annualized)                               .40%        .31%

Allowance for loan losses to:
  Total loans, net of unearned income                       1.75%       1.75%
  Non-performing assets                                   245.18%     173.94%

     Net charge-offs increased in 1996 due to a change in the charge-off policy at the Corporation's consumer finance subsidiary during 1995.

FINANCIAL INFORMATION SUMMARY

     Net income for the first quarter of 1996 was $4.9 million compared to $4.0 million for the first quarter of 1995. Primary earnings per share for those periods were $.51 and $.42, respectively, and $.49 and $.40 on a fully diluted basis. Highlights for the first quarter of 1996 include:

     * A 13.46% return on average equity and a 1.14% return on average assets.

     * A net interest margin on a fully taxable equivalent basis of 5.03%.

     * The provision for loan losses for the first quarter of 1996 at $1.4 million was 11.23% lower than the provision recorded for the first quarter of 1995.

First Three Months of 1996 as Compared to First Three Months of 1995:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Three Months Ended March 31           1996                      1995
                          -----------------------------------------------------
                          Average            Yield/  Average             Yield/
                          Balance  Interest  Rate    Balance    Interest  Rate
                          -------- -------- ------ ----------- -------- ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks               $    2,981 $     46  6.23% $    3,996 $     48  4.79%
Federal funds sold            30,163      407  5.39      12,601      188  5.97
Securities:
 U.S. Treasury and other
  U.S. Government agencies
  and corporations           313,168    4,634  5.95     315,417    4,232  5.44
 States of the U.S. and
  political subdivisions (1)  36,408      573  6.30      35,246      548  6.22
 Other securities (1)         15,903      190  4.77      14,043      179  5.09
Loans (1) (2)              1,230,495   29,383  9.60   1,195,994   27,951  9.48
                          ---------- --------        ---------- --------
  Total interest
   earning assets          1,629,118   35,233  8.70   1,577,297   33,146  8.52
                          ---------- --------        ---------- --------
Cash and due from banks       53,104                     52,309
Allowance for loan losses    (21,739)                   (20,779)
Premises and equipment        22,724                     22,987
Other assets                  40,400                     45,672
                          ----------                 ----------
                          $1,723,607                 $1,677,486
                          ==========                 ==========
Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand  $  155,126      605  1.57  $  156,380      686  1.78
 Savings                     394,235    2,435  2.48     444,599    2,730  2.49
 Other time                  740,194   10,209  5.55     665,163    8,481  5.17
Short-term borrowings         55,502      862  6.24      59,698      849  5.75
Long-term debt                40,138      742  7.40      39,053      781  8.00
                          ---------- --------        ---------- --------
  Total interest
   bearing liabilities     1,385,195   14,853  4.31   1,364,893   13,527  4.02
                          ---------- --------        ---------- --------
Non-interest bearing
 demand deposits             159,463                    155,292
Other liabilities             33,554                     28,658
                           ---------                 ----------
                           1,578,212                  1,548,843
                           ---------                 ----------

Stockholders' Equity         145,395                    128,643
                          ----------                 ----------
                          $1,723,607                 $1,677,486
                          ==========                 ==========
Excess of interest earning
 assets over interest
 bearing liabilities      $  243,923                 $  212,404
                          ==========                 ==========

Net interest income                  $ 20,380                   $ 19,619
                                     ========                   ========

Net interest spread                            4.39%                      4.50%
                                               =====                      =====

Net interest margin (3)                        5.03%                      5.04%
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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first three months of 1996, net interest income, on a fully taxable equivalent basis, totaled $20.4 million, representing a 3.87% increase over the first three months of 1995. Net interest income as a percentage of average earning assets (commonly referred to as the margin) remained constant at 5.03% at March 31, 1996 compared to 5.04% at March 31, 1995.

     Net interest income can be analyzed in terms of the impact of changing volumes of interest earning assets and interest bearing liabilities. The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ending March 31, 1996 as compared to the three months ending March 31, 1995 (in thousands):
                                                  Volume     Rate       Net
                                                  -------   -------   -------
Interest Income
Interest bearing deposits with banks              $   (56)  $    54   $    (2)
Federal funds sold                                    954      (735)      219
Securities:
  U.S. Treasury and other U.S.
    Government agencies and corporations             (123)      525       402
  States of the U.S. and political subdivisions        73       (48)       25
  Other securities                                     91       (80)       11
Loans                                               3,300    (1,868)    1,432
                                                  -------   -------   -------
                                                    4,239    (2,152)    2,087
                                                  -------   -------   -------
Interest Expense
Deposits:
  Interest bearing demand                             (22)      (59)      (81)
  Savings                                          (1,251)      956      (295)
  Other time                                        4,051    (2,323)    1,728
Short-term borrowings                                (374)      387        13
Long-term debt                                         85      (124)      (39)
                                                  -------   -------   -------
                                                    2,489    (1,163)    1,326
                                                  -------   -------   -------
Net Change                                        $ 1,750   $  (989)  $   761
                                                  =======   =======   =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the absolute relative size of the rate and volume changes.

     Total interest income on a fully taxable equivalent basis increased $2.1 million or 6.30% for the first three months of 1996, compared to the first three months of 1995. Interest income on loans increased 5.13% from $28.0 million for the first three months of 1995 to $29.4 million for the first three months of 1996, a result of greater loan demand. Average loans increased 2.9% over these same periods. Interest on federal funds sold increased 116.0% to $406,000 for the first three months of 1996 compared to the first three months of 1995. This increase was the result of a higher volume of federal funds being sold.

    Total interest expense increased $1.3 million or 9.80% for the three months ended March 31, 1996, compared to the three months ended March 31, 1995. Interest expense on deposits increased 11.37% to $13.3 million over these periods, due to an increase of 20.39% in interest expense on time deposits. This was primarily the result of increased market rates of interest and the continuing shift in the deposit mix from transaction and savings accounts into higher paying certificate accounts.

     The provision for loan losses totaled $1.4 million for the first three months of 1996, representing a decrease of 11.23% from the first three months of 1995, a direct result of the continuing improvement in asset quality at the Corporation. The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration all factors relevant to the collectibility of the existing portfolio.

     Total non-interest income increased 7.83% during the first three months of 1996, compared to the same period of 1995. This increase was attributable to slight increases in insurance commissions and fees and gains on sale of securities, offset by a slight decrease in service charges.

     Total non-interest expenses increased slightly during the first three months of 1996, compared to the first three months of 1995. Salaries and employee benefits accounted for the majority of this increase.

     Income before taxes was $7.0 million for the quarter ended March 31, 1996, representing an increase of 19.04% over the same period of 1995. Income taxes increased 12.42% over these same periods due to more taxable income being generated by the Corporation.

     Consolidated net income was $4.9 million for the first three months of 1996, representing an increase of 22.16% over the first three months of 1995. The Corporation's return on average assets was 1.14% and .96% for the first three months of 1996 and 1995, respectively, while the return on average equity was 13.46% and 12.56% for those same periods.

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

     10.8. Employment Agreement between F.N.B. Corporation and William J. Rundorff. (Incorporated by reference to Exhibit 10.8. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991). Amendment No. 2 Employment Agreement Incorporated by reference to Exhibit 10.8. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1995).

     10.9. Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1993).
     10.10. F.N.B. Corporation 1990 Stock Option Plan as amended February 2, 1996. (Incorporated by reference to Exhibit 10.10. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.11. F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (Incorporated by reference to Exhibit 10.11. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.12. Employment Agreement between F.N.B. Corporation and John W. Rose (Incorporated by reference to Exhibit 10.12. of the Corporation's Form 10-Q for the quarter ended September 30, 1995). Amendment
            No. 1 to Employment Agreement (Incorporated by reference to Exhibit
            10.12. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.13. Employment Agreement between F.N.B. Corporation and John D. Waters (Incorporated by reference to Exhibit 10.13. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1995).

     10.14. F.N.B. Corporation Restricted Stock and Incentive Bonus Plan (Incorporated by reference to Exhibit 10.14. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1995).

     10.15. F.N.B. Corporation 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.15. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.16. F.N.B. Corporation Director's Compensation Plan (filed herewith).

     11.    F.N.B. Corporation
            Statement re Computation of Per Share Earnings

            Dollars in thousands

            Three Months Ended March 31                   1996        1995
                                                        ---------   ---------
            Primary

            Net Income                                  $   4,867   $   3,984
            Less:  Preferred Stock Dividends Declared        (210)       (213)
                                                        ---------   ---------
            Net Income Applicable to Common Stock       $   4,657   $   3,771
                                                        =========   =========

            Average Common Shares Outstanding           9,038,276   9,028,072
            Net Effect of Dilutive Stock Options -
              Based on the Treasury Stock Method Using
              Average Market Price                         77,814      32,905
                                                        ---------   ---------
                                                        9,116,090   9,060,977
                                                        =========   =========
            Net Income per Common Share                     $0.51       $0.42
                                                            =====       =====

            Fully Diluted

            Net Income Applicable to Common Stock       $   4,867   $   3,984
                                                        =========   =========

            Average Common Shares Outstanding           9,038,276   9,028,072
            Series A Convertible Preferred Stock           30,812      35,370
            Series B Convertible Preferred Stock          872,931     881,521
            Net Effect of Dilutive Stock Options -
              Based on the Treasury Stock Method
              Using the Period-End Market Price, If
              Higher than Average Market Price             84,101      42,250
                                                        ---------   ---------
                                                       10,026,120   9,987,213
                                                       ==========   =========
            Net Income per Common Share                     $0.49       $0.40
                                                            =====       =====


     27.    Financial Data Schedule (filed herewith)


     (b)    Reports on Form 8-K

            A report on Form 8-K, dated February 2, 1996, was filed by the Corporation. The Form 8-K disclosed information relating to the definitive merger agreement between F.N.B. Corporation and Southwest Banks, Inc.

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


                                        F.N.B. Corporation
                                        _____________________________________
                                        (Registrant)


Dated: May 14, 1996                     /s/Peter Mortensen
      _________________________         _____________________________________
                                        Peter Mortensen
                                        Chairman and President
                                        (Principal Executive Officer)

Dated: May 14, 1996                     /s/John D. Waters
       ________________________         _____________________________________
                                        John D. Waters
                                        Vice President and Chief Financial
                                          Officer
                                        (Principal Financial Officer)