Form 10-Q
period 1996-06-30
FNB CORP/PA
filed 1996-08-13
CIK 37808

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                               -------------
                                     OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes        No
   -----     -----
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at July 31, 1996
         -----                                   ----------------------------
Common Stock, $2 Par Value                              9,169,695 Shares
- --------------------------                              ----------------

F.N.B. CORPORATION
FORM 10-Q
June 30, 1996

INDEX

PART I -  FINANCIAL INFORMATION                                        PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheet                                    2
          Consolidated Income Statement                                 3
          Consolidated Statement of Cash Flows                          4
          Notes to Consolidated Financial Statements                    5

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                            13

Item 2.   Changes in Securities                                        13

Item 3.   Defaults Upon Senior Securities                              13

Item 4.   Submission of Matters to a Vote of Security Holders          13

Item 5.   Other Information                                            13

Item 6.   Exhibits and Reports on Form 8-K                             13

Signatures                                                             17

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands
                                                    JUNE 30,     DECEMBER 31,
                                                      1996           1995
                                                  ------------   ------------
                                                  (Unaudited)       (Note)
                                                  ------------   ------------
ASSETS
Cash and due from banks                           $     67,877   $     59,795
Interest bearing deposits with banks                     1,556          2,603
Federal funds sold                                      11,917         22,335
Securities available for sale                          202,538        223,479
Securities held to maturity (fair
  value of $151,201 and $136,801)                      155,239        136,969

Loans held for sale                                      7,273         10,154
Loans, net of unearned income of
  $23,660 and $26,609                                1,271,432      1,212,741
Allowance for loan losses                              (22,102)       (21,550)
                                                  ------------   ------------
    NET LOANS                                        1,256,603      1,201,345
                                                  ------------   ------------

Premises and equipment                                  24,294         22,504
Other assets                                            39,501         37,963
                                                  ------------   ------------
                                                  $  1,759,525   $  1,706,993
                                                  ============   ============
LIABILITIES
Deposits:
  Non-interest bearing                            $    159,442   $    167,700
  Interest bearing                                   1,297,693      1,274,409
                                                  ------------   ------------
    TOTAL DEPOSITS                                   1,457,135      1,442,109

Short-term borrowings                                   92,801         55,224
Other liabilities                                       27,703         25,988
Long-term debt                                          32,916         39,755
                                                  ------------   ------------
    TOTAL LIABILITIES                                1,610,555      1,563,076
                                                  ------------   ------------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Outstanding - 426,313 and 451,638 shares
  Aggregate liquidation value -
    $10,658 and $11,291                                  4,263          4,516
Common stock - $2 par value
  Authorized - 20,000,000 shares
  Outstanding - 9,067,869 and 8,611,814 shares          18,225         17,268
Additional paid-in capital                              67,955         58,631
Retained earnings                                       56,683         60,034
Net unrealized securities gains                          2,906          3,932
Treasury stock - 44,674 and 22,340 shares at cost       (1,062)          (464)
                                                  ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY                         148,970        143,917
                                                  ------------   ------------
                                                  $  1,759,525   $  1,706,993
                                                  ============   ============

NOTE: The balance sheet at December 31, 1995 was derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JUNE 30,                  JUNE 30,
                                  ---------------------   ---------------------
                                     1996        1995         1996        1995
                                  ---------   ---------   ---------   ---------
INTEREST INCOME
Loans, including fees             $  29,357   $  28,383   $  58,441   $  56,019
Securities:
  Taxable                             4,687       4,369       9,321       8,601
  Tax exempt                            427         439         800         745
  Dividends                             183          74         349         299
Other                                   194         569         647         805
                                  ---------   ---------   ---------   ---------
    TOTAL INTEREST INCOME            34,848      33,834      69,558      66,469
                                  ---------   ---------   ---------   ---------

INTEREST EXPENSE
Deposits                             12,970      13,113      26,219      25,010
Short-term borrowings                   979         821       1,841       1,670
Long-term debt                          645         741       1,387       1,522
                                  ---------   ---------   ---------   ---------
    TOTAL INTEREST EXPENSE           14,594      14,675      29,447      28,202
                                  ---------   ---------   ---------   ---------
    NET INTEREST INCOME              20,254      19,159      40,111      38,267
Provision for loan losses             1,438       1,393       2,806       2,934
                                  ---------   ---------   ---------   ---------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES      18,816      17,766      37,305      35,333
                                  ---------   ---------   ---------   ---------

NON-INTEREST INCOME
Insurance commissions and fees          970       1,601       1,891       2,338
Service charges                       1,631       1,682       3,226       3,413
Trust                                   382         349         766         755
Gain on sale of securities              278         194         566         361
Other                                   514         498       1,002         866
                                  ---------   ---------   ---------   ---------
    TOTAL NON-INTEREST INCOME         3,775       4,324       7,451       7,733
                                  ---------   ---------   ---------   ---------
                                     22,591      22,090      44,756      43,066
                                  ---------   ---------   ---------   ---------

NON-INTEREST EXPENSES
Salaries and employee benefits        7,747       7,348      15,511      14,812
Net occupancy                         1,223       1,089       2,420       2,253
Amortization of intangibles             260         322         530         650
Equipment                               895         976       1,745       1,921
Deposit insurance                       306         934         615       1,868
Other                                 4,748       4,904       9,547       9,185
                                  ---------   ---------   ---------   ---------
    TOTAL NON-INTEREST EXPENSES      15,179      15,573      30,368      30,689
                                  ---------   ---------   ---------   ---------
    INCOME BEFORE INCOME TAXES        7,412       6,517      14,388      12,377
Income taxes                          2,336       2,172       4,445       4,048
                                  ---------   ---------   ---------   ---------
    NET INCOME                    $   5,076   $   4,345   $   9,943   $   8,329
                                  =========   =========   =========   =========

NET INCOME PER COMMON SHARE:
  Primary                         $     .53   $     .46   $    1.04   $     .87
                                  =========   =========   =========   =========
  Fully Diluted                   $     .51   $     .44   $     .99   $     .84
                                  =========   =========   =========   =========

CASH DIVIDENDS PER COMMON SHARE   $     .16   $     .07   $     .31   $     .13
                                  =========   =========   =========   =========

AVERAGE COMMON SHARES OUTSTANDING 9,047,103   9,021,249   9,042,690   9,024,612
                                  =========   =========   =========   =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Six Months Ended June 30                                   1996         1995
                                                        ---------    ---------
OPERATING ACTIVITIES
Net income                                              $   9,943    $   8,329
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           2,205        2,394
    Provision for loan losses                               2,806        2,934
    Deferred taxes                                            514          100
    Gain on securities available for sale                    (566)        (357)
    (Gain) loss on sale of loans                             (144)         (30)
    Proceeds from sale of loans                            12,210       16,180
    Loans originated for sale                              (9,185)     (14,610)
    Change in:
      Interest receivable                                    (654)          49
      Interest payable                                       (133)           1
    Other, net                                                472         (731)
                                                        ---------    ---------
      Net cash flows from operating activities             17,468       14,259
                                                        ---------    ---------

INVESTING ACTIVITIES
Net change in interest bearing deposits with banks          1,047      (6,788)
Net change in federal funds sold                           10,418      (3,554)
Purchase of securities available for sale                 (49,331)    (42,349)
Purchase of securities held to maturity                   (30,410)    (22,619)
Proceeds from sale of securities available for sale        20,359       1,296
Proceeds from maturity of securities available for sale    48,796      26,500
Proceeds from maturity of securities held to maturity      12,107      34,265
Net change in loans                                       (60,980)     (6,350)
Increase in premises and equipment                         (3,292)     (1,541)
                                                        ---------    ---------
      Net cash flows from investing activities            (51,286)    (21,140)
                                                        ---------    ---------

FINANCING ACTIVITIES
Net change in non-interest bearing deposits                (8,258)      6,523
Net change in interest bearing deposits                    23,284      19,937
Net change in short-term borrowings                        37,577     (14,344)
Increase in long-term debt                                  6,309       3,719
Decrease in long-term debt                                (13,148)     (3,462)
Proceeds from sale of stock                                 1,158         695
Purchase of treasury stock                                 (1,784)       (913)
Cash dividends paid                                        (3,238)     (1,599)
                                                        ---------    ---------
      Net cash flows from financing activities             41,900      10,556
                                                        ---------    ---------

NET INCREASE IN CASH AND DUE FROM BANKS                     8,082        3,675
Cash and due from banks at beginning of period             59,795       60,451
                                                        ---------    ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                $  67,877    $  64,126
                                                        =========    =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 1996

BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in financial statements. Actual results could differ from those estimates.

PER SHARE AMOUNTS

     Per share amounts have been adjusted for the 5% common stock dividend in the second quarter of 1996.

     Primary earnings per common share is calculated by dividing net income, adjusted for preferred stock dividends declared, by the sum of the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be issued assuming the exercise of stock options during each period.

     Fully diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming the conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance and the exercise of stock options.

     Cash dividends per common share are based on the actual cash dividends declared adjusted for stock dividends. Book value per common share is based on shares outstanding at each period end adjusted retroactively for stock dividends.

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

     Six months ended June 30                              1996       1995
                                                          -------    -------
     Cash paid for:
       Interest                                           $29,579    $29,950
       Income taxes                                         4,252      3,090
     Noncash Investing and Financing Activities:
       Acquisition of real estate in settlement of loans      409        984
       Loans granted in the sale of other real estate         139        133
       Conversion of minority interest                                   540

MERGERS AND ACQUISITIONS

     On February 2, 1996, the Corporation signed a definitive merger agreement with Southwest Banks, Inc. (Southwest), a bank holding company headquartered in Naples, Florida with assets of approximately $400 million. The merger agreement calls for an exchange of .819 share of F.N.B. Corporation common stock for each share of Southwest common stock after giving effect to the 5% stock dividend announced on April 24, 1996. The Corporation has reserved 3,276,700 shares to be issued in conjunction with the merger.

     In connection with the merger agreement, Southwest granted the Corporation an option to purchase, under certain circumstances, up to 727,163 shares of Southwest common stock at a price of $15.00 per share. The exchange ratio, number of shares under option and the price of the option are all subject to possible adjustment. The planned merger has recently been approved by both the Federal Reserve Bank of Cleveland and the Shareholders of Southwest Banks, Inc. The transaction will be accounted for as a pooling of interests, and is expected to close in early 1997, following Florida's statutory waiting period.

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

PART I

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Liquidity and Interest Rate Sensitivity

     The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the significant source of liquidity provided by its securities portfolio, the Corporation generally has sufficient sources of funds available as needed to meet its routine, operational cash needs.

     In addition to normal liquidity provided from operations, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $24.0 million was unused at June 30, 1996. To further meet its liquidity needs, the Corporation also has access to the Federal Reserve System, the Federal Home Loan Bank and other uncommitted funding sources.

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

     Following is the gap analysis as of June 30, 1996 (in thousands):

                          Within       4-12       1-5       Over
                         3 Months     Months     Years     5 years      Total
                         ---------  ---------  ---------  ---------  ----------
Interest Earning Assets
Interest bearing deposits
  with banks             $   1,456  $     100                        $    1,556
Federal funds sold          11,917                                       11,917
Securities:
  Available for sale        18,288     91,347  $  75,431  $  17,472     202,538
  Held to maturity             449      5,479    145,849      3,462     155,239
Loans, net of unearned     290,958    241,862    504,794    241,091   1,278,705
                         ---------  ---------  ---------  ---------  ----------
                           323,068    338,788    726,074    262,025   1,649,955
Other assets                                                109,570     109,570
                         ---------  ---------  ---------  ---------  ----------
                         $ 323,068  $ 338,788  $ 726,074  $ 371,595  $1,759,525
                         =========  =========  =========  =========  ==========

Interest Bearing Liabilities
Deposits:
  Interest checking      $   8,649  $  26,935  $ 137,378             $  172,962
  Savings                   33,978    100,945    264,406                399,329
  Time deposits            178,023    272,302    271,116  $   3,961     725,402
Short-term borrowings       52,237     20,618     19,946                 92,801
Long-term debt                 812      3,738     14,528     13,838      32,916
                         ---------  ---------  ---------  ---------  ----------
                           273,699    424,538    707,374     17,799   1,423,410
Other liabilities                                           187,145     187,145
Stockholders' equity                                        148,970     148,970
                         ---------  ---------  ---------  ---------  ----------
                         $ 273,699  $ 424,538  $ 707,374  $ 353,914  $1,759,525
                         =========  =========  =========  =========  ==========

Period Gap               $  49,369  $ (85,750) $  18,700  $ 244,226
                         =========  =========  =========  =========
Cumulative Gap           $  49,369  $ (36,781) $ (17,681)
                         =========  =========  =========
Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                1.18       0.95       0.99       1.16
                         =========  =========  =========  =========
Cumulative Gap as a Percent
  of Total Assets             2.8%      (2.1%)     (1.0%)
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

     The capital management function is a continuous process. Central to this process is internal equity generation accomplished mainly by earnings retention. Since December 31, 1995, total stockholders' equity has increased $6.1 million as a result of earnings retention. For the six months ended June 30, 1996, the return on average equity was 13.63%. Total cash dividends declared represented 32.57% of net income. Book value per share was $15.25 at June 30, 1996, compared to $14.67 at December 31, 1995.

     The Corporation's capital position continues to exceed regulatory minimums. The primary indicators relied on by the Federal Reserve Board and other regulators in measuring strength of capital position are the Core Capital, Total Risk-Based Capital and Leverage ratios. Following is a table summarizing these ratios and the related regulatory minimums as of June 30, 1996 and December 31, 1995:

                                           JUNE 30,    DECEMBER 31,  REGULATORY
                                             1996         1995        MINIMUMS
                                          ----------   ------------  ----------
Capital Ratios:
  Core Capital                              11.78%        11.74%        4.00%
  Total Risk-Based Capital                  13.86         13.86         8.00
  Leverage                                   8.29          8.16         5.00

     Core Capital consists of common and qualifying preferred stockholders' equity less non-qualifying intangibles and Total Risk-Based Capital consists of Core Capital, qualifying subordinated debt and a portion of the allowance for loan losses. Both are calculated with reference to risk-weighted assets consisting of on- and off- balance sheet financial instruments. The Leverage ratio consists of Core Capital divided by quarterly average assets less non-qualifying intangibles.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Generally, it is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both secured and in the process of collection. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     Following is a summary of non-performing assets (dollars in thousands):

                                                        JUNE 30,   DECEMBER 31,
                                                          1996        1995
                                                      -----------  -----------
Non-performing assets:
  Non-accrual loans                                     $ 7,252      $ 5,605
  Restructured loans                                      1,586        3,075
                                                        -------      -------
    Total non-performing loans                            8,838        8,680
Other real estate owned                                   2,643        2,742
                                                        -------      -------
    Total non-performing assets                         $11,481      $11,422
                                                        =======      =======
Asset quality ratios:
  Non-performing loans as percent of total loans           .69%         .71%
  Non-performing assets as percent of total assets         .65%         .67%

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                          At or for the       At or for the
                                       Three Months Ended    Six Months Ended
                                           June 30,              June 30,
                                       ------------------   ------------------
                                        1996       1995      1996       1995
                                       -------    -------   -------    -------
Balance at beginning of period         $21,696    $20,922   $21,550    $20,295

Charge-offs                             (1,462)    (1,544)   (3,054)    (2,886)
Recoveries                                 430        402       800        830
                                       -------    -------   -------    -------
  Net charge-offs                       (1,032)    (1,142)   (2,254)    (2,056)

Provision for loan losses                1,438      1,393     2,806      2,934
                                       -------    -------   -------    -------
Balance at end of period               $22,102    $21,173   $22,102    $21,173
                                       =======    =======   =======    =======
Net charge-offs as percent of
  average loans, net of
  unearned (annualized)                                        .36%       .35%

Allowance for loan losses to:
  Total loans, net of unearned income                         1.73%      1.77%
  Non-performing loans                                      250.08%    221.96%

FINANCIAL INFORMATION SUMMARY

     Net income for the first six months of 1996 was $9.9 million compared to $8.3 million for the first six months of 1995. Primary earnings per share for those periods were $1.04 and $.87, respectively, and $.99 and $.84 on a fully diluted basis. Highlights for the first six months of 1996 include:

     * A 13.63% return on average equity and a 1.15% return on average assets.

     *     A net interest margin on a fully taxable equivalent basis of 5.04%.

     * The provision for loan losses for the first six months of 1996 at $2.8 million was 4.36% lower than the provision recorded for the first six months of 1995.

First Six Months of 1996 as Compared to First Six Months of 1995:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Six Months Ended March 31              1996                      1995
                          -----------------------------------------------------
                           Average            Yield/  Average            Yield/
                           Balance   Interest  Rate   Balance   Interest  Rate
                          ---------- -------- ------ ---------- -------- ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks               $    2,999 $     99  6.62% $    4,646 $    141  6.09%
Federal funds sold            18,095      548  6.06      22,014      664  6.03
Securities:
 U.S. Treasury and other
  U.S. Government agencies
  and corporations           314,310    9,321  5.96     314,647    8,601  5.51
 States of the U.S. and
  political subdivisions (1)  39,195    1,144  5.84      35,135    1,121  6.38
 Other securities (1)         16,513      387  4.71      14,064      337  4.81
Loans (1) (2)              1,245,022   58,948  9.52   1,196,115   56,670  9.55
                          ---------- --------        ---------- --------
  Total interest
   earning assets          1,636,134   70,447  8.66   1,586,621   67,534  8.58
                          ---------- --------        ---------- --------
Cash and due from banks       54,697                     52,900
Allowance for loan losses    (21,869)                   (21,047)
Premises and equipment        23,507                     23,009
Other assets                  39,895                     45,319
                          ----------                 ----------
                          $1,732,364                 $1,686,802
                          ==========                 ==========
Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand  $  163,038 $  1,222  1.51  $  154,542 $  1,364  1.78
 Savings                     396,775    4,892  2.48     433,760    5,404  2.51
 Other time                  736,088   20,105  5.49     685,271   18,242  5.37
Short-term borrowings         60,632    1,841  6.25      55,978    1,670  6.01
Long-term debt                36,023    1,387  7.70      39,524    1,522  7.70
                          ---------- --------        ---------- --------
  Total interest
   bearing liabilities     1,392,556   29,447  4.25   1,369,075   28,202  4.15
                          ---------- --------        ---------- --------
Non-interest bearing
 demand deposits             158,304                    158,228
Other liabilities             34,767                     28,601
                          ----------                 ----------
                           1,585,627                  1,555,904
                          ==========                 ==========

Stockholders' equity         146,737                    130,898
                          ----------                 ----------
                          $1,732,364                 $1,686,802
                          ==========                 ==========
Excess of interest earning
 assets over interest
 bearing liabilities      $  243,578                 $  217,546
                          ==========                 ==========

Net interest income                  $ 41,000                   $ 39,332
                                     ========                   ========
Net interest spread                            4.41%                      4.43%
                                               =====                      =====
Net interest margin (3)                        5.04%                      5.00%
                                               =====                      =====

(1) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35% adjusted for certain federal tax preferences.
(2) Average balance includes non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.
(3) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first six months of 1996, net interest income, on a fully taxable equivalent basis, totaled $41.0 million, representing a 4.24% increase over the first six months of 1995. Net interest income as a percentage of average earning assets (commonly referred to as the margin) rose to 5.04% at June 30, 1996 from 5.00% at June 30, 1995.

     Net interest income can be analyzed in terms of the impact of changing volumes of interest earning assets and interest bearing liabilities. The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ending June 30, 1996 as compared to the six months ending June 30, 1995 (in thousands):
                                                   Volume      Rate      Net
                                                   -------   -------   -------
Interest Income
Interest bearing deposits with banks               $  (107)  $    65   $   (42)
Federal funds sold                                    (238)      122      (116)
Securities:
  U.S. Treasury and other U.S.
    Government agencies and corporations               (19)      739       720
  States of the U.S. and political subdivisions        247      (224)       23
  Other securities                                     115       (65)       50
Loans                                                4,659    (2,381)    2,278
                                                   -------   -------   -------
                                                     4,657    (1,744)    2,913
                                                   -------   -------   -------
Interest Expense
Deposits:
  Interest bearing demand                              145      (287)     (142)
  Savings                                             (918)      406      (512)
  Other time                                         2,776      (913)    1,863
Short-term borrowings                                  362      (191)      171
Long-term debt                                        (269)      134      (135)
                                                   -------   -------   -------
                                                     2,096      (851)    1,245
                                                   -------   -------   -------
Net Change                                         $ 2,561   $  (893)  $ 1,668
                                                   =======   =======   =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

     Total interest income on a fully taxable equivalent basis increased $2.9 million or 5.06% for the first six months of 1996, compared to the first six months of 1995. Interest income on loans increased 4.02% from $56.7 million for the first six months of 1995 to $58.9 million for the first six months of 1996, a result of greater loan demand. Average loans increased 4.09% over these same time periods. Interest on U.S. Treasury and other U.S. Government agencies and corporations increased 8.37% to $9.3 million for the first six months of 1996 as compared to the first six months of 1995 as a result of higher yielding securities being purchased by the Corporation.

     Total interest expense increased $1.2 million or 4.41% for the six months ended June 30, 1996, compared to the six months ended June 30, 1995. Interest expense on deposits increased 4.83% to $26.2 million over these time periods, due to an increase of 10.21% in interest expense on time deposits. This was primarily the result of increased market rates of interest and the continuing shift in the deposit mix from transaction and savings accounts into higher paying time deposit accounts.

     The provision for loan losses totaled $2.8 million for the first six months of 1996, representing a decrease of 4.36% from the first six months of 1995. The reduction in the provision for loan losses is a direct result of improving asset quality and management's analysis of the adequacy of the allowance for loan losses which takes into consideration all factors relevant to the collectibility of the existing portfolio.

     Total non-interest income decreased 3.65% during the first six months of 1996 compared to the same period of 1995. This decrease was attributable to decreases in insurance commissions and fees and service charges offset by an increase in securities gains.

     Total non-interest expenses decreased 1.05% during the first six months of 1996, compared to the first six months of 1995. Deposit insurance accounted for the majority of this variance by decreasing 67.08% for the first six months of 1996, as compared to the first six months of 1995. This was the result of the Federal Deposit Insurance Corporation (FDIC) lowering the insurance premium for banks, now that the Bank Insurance Fund has been funded to the required level. This decrease was offset by an increase in salaries and employee benefits.

     Income before taxes was $14.4 million for the first six months of 1996, representing an increase of $2.0 million or 16.25% over the same period of 1995. Income taxes increased $397,000 or 9.81% over the same periods due to more taxable income being generated by the Corporation.

     Consolidated net income was $9.9 million for the first six months of 1996, representing a $1.6 million or 19.38% increase over the first six months of 1995. The Corporation's return on average assets was 1.15% and 1.00% for the first six months of 1996 and 1995, respectively, while the return on average equity was 13.63% and 12.83% for those same periods.

Second Quarter of 1996 as Compared to Second Quarter of 1995

     During the second quarter of 1996, net interest income increased $1.1 million or 5.72% over the second quarter of 1995. Total interest income increased $1.0 million or 3.00% over these same periods, primarily the result of an increase of 3.43% in interest income on loans, including fees. This increase was a result of greater loan demand.

     Total interest expense decreased slightly during the second quarter of 1996, compared to the same period of 1995. Interest expense on deposits accounted for the majority of this decrease due to the increased interest rate environment and the change in the deposit mix from savings accounts to higher paying certificate accounts.

     The provision for loan losses remained constant at $1.4 million for the second quarter of both 1995 and 1996.

     Total non-interest income decreased $549,000 or 12.70% during the second quarter of 1996, compared to the second quarter of 1995, largely as a result of decreases in insurance commissions and fees. Total non-interest expenses decreased slightly to $15.2 million from $15.6 million for the second quarter of 1996 and 1995, respectively. Deposit insurance decreased $628,000 or 67.24% from the second quarter in 1995 due to the lower insurance premiums being charged by the FDIC.

     Income before taxes increased to $7.4 million in the second quarter of 1996 from $6.5 million in the same period of 1995. Income tax expense increased to $2.3 million from $2.2 million over these same periods. Net income totaled $5.1 million for the second quarter of 1996, compared to $4.3 million for the second quarter of 1995.

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

     Not applicable

Item 3.     Defaults Upon Senior Securities

     Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Shareholders of F.N.B. Corporation was held on April 24, 1996. Proxies for the meeting were solicited pursuant to
      Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.

            All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:
                                      Shares Voted      Shares
                                         "For"        "Withheld"
                                      ------------    ----------
            Stephen J. Gurgovits       6,471,685        79,312
            W. Richard Blackwood       6,477,336        73,661
            William B. Campbell        6,477,885        73,112
            John R. Perkins            6,464,438        86,559
            George A. Seeds            6,467,843        83,154
            Donna C. Winner            6,442,578       108,419

Item 5.     Other Information

     Not applicable

Item 6.     Exhibits and Reports on Form 8-K

     (a)    Exhibits:

     3.1. Articles of Incorporation as currently in effect and any amendments thereto (Incorporated by reference to Exhibit 3.1. of the Corporation's Form 10-K for the year ended December 31, 1992).

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

     10.1. Form of agreement regarding deferred payment of directors' fees by First National Bank of Pennsylvania (Incorporated by reference to
            Exhibit 10.1. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.2. Form of agreement regarding deferred payment of directors' fees by F.N.B. Corporation (Incorporated by reference to Exhibit 10.2. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.3. Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers (Incorporated by reference to Exhibit 10.3. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1993).

     10.4. Employment Agreement between The Metropolitan Savings Bank of Youngstown and Samuel K. Sollenberger (Incorporated by reference to
            Exhibit 10.4. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

     10.5. Employment Agreement between F.N.B. Corporation and Peter Mortensen (Incorporated by reference to Exhibit 10.5. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1990). Amendment No. 2 to Employment Agreement (Incorporated by reference to exhibit 10.5. of the Corporation's Form 10-Q for the quarter ended June 30, 1995). Rescinding of Amendment No. 2 to Employment Agreement (Incorporated by reference to Exhibit 10.5. of the Corporation's Form 10-Q for the quarter ended September 30,
            1995).

     10.6. Employment Agreement between F.N.B. Corporation and Stephen J. Gurgovits (Incorporated by reference to Exhibit 10.6. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

     10.7. Employment Agreement between F.N.B. Corporation and Samuel K. Sollenberger (Incorporated by reference to Exhibit 10.7. of the Corporation's Form 10-Q for the quarter ended March 31, 1994).

     10.8. Employment Agreement between F.N.B. Corporation and William J. Rundorff (Incorporated by reference to Exhibit 10.8. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1991). Amendment No. 2 to Employment Agreement (Incorporated by reference to Exhibit 10.8. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1995).

     10.9. Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992 (Incorporated by reference to Exhibit 10.9. of the Corporation's Annual Report on From 10-K for the fiscal year ended December 31,
            1993).

     10.10. F.N.B. Corporation 1990 Stock Option Plan, as amended effective February 2, 1996. (Incorporated by reference to Exhibit 10.10. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

     10.11. F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994 (Incorporated by reference to Exhibit 10.11. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

     10.13. Employment Agreement between F.N.B. Corporation and John D. Waters (Incorporated by reference to Exhibit 10.13. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1995).

     10.14. F.N.B. Corporation Restricted Stock and Incentive Bonus Plan (Incorporated by reference to Exhibit 10.14. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1995).

     10.15. F.N.B. Corporation 1996 Stock Option Plan (Incorporated by reference to Exhibit 10.15. of the Corporation's Annual Report in Form 10-K for the fiscal year ended December 31, 1995).

     10.16. F.N.B. Corporation Director's Compensation Plan (Incorporated by reference to Exhibit 10.16. of the Corporation's From 10-Q for the quarter ended March 31, 1996).

     11     F.N.B. Corporation
            Statement re Computation of Per Share Earnings

Dollars in thousands

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  ---------------------  ---------------------
                                    1996        1995       1996        1995
                                  ----------  ---------  ----------  ---------
Primary

Net Income                        $    5,076  $   4,345  $    9,943  $   8,329
Less:  Preferred Stock
   Dividends Declared                   (199)      (213)       (410)      (425)
                                  ----------  ---------  ----------  ---------
Net Income Applicable
  to Common Stock                 $    4,877  $   4,132  $    9,533  $   7,904
                                  ==========  =========  ==========  =========
Average Common Shares
  Outstanding                      9,047,103  9,021,249   9,042,690  9,024,612
Net Effect of Dilutive Stock
  Options - Based on the Treasury
  Stock Method Using Average
  Market Price                        85,651     37,935      81,947     34,862
                                  ----------  ---------  ----------  ---------
                                   9,132,754  9,059,184   9,124,637  9,059,474
                                  ==========  =========  ==========  =========

Net Income per Common Share             $.53       $.46       $1.04       $.87
                                        ====       ====       =====       ====
Fully Diluted

Net Income Applicable
  to Common Stock                 $    5,076  $   4,345  $    9,943  $   8,329
                                  ==========  =========  ==========  =========
Average Common Shares
  Outstanding                      9,047,103  9,021,249   9,042,690  9,024,612
Series A Convertible
  Preferred Stock                     27,069     35,036      27,069     35,036
Series B Convertible
  Preferred Stock                    839,182    839,415     856,056    839,479
Net Effect of Dilutive Stock
  Options - Based on the Treasury
  Stock Method Using the Period-End
  Market Price, If Higher than
  Average Market Price                88,113     40,485      88,113     40,485
                                  ----------  ---------  ----------  ---------
                                  10,001,467  9,936,185  10,013,928  9,939,612
                                  ==========  =========  ==========  =========


Net Income per Common Share             $.51       $.44        $.99       $.84
                                        ====       ====        ====       ====

27.   Financial Data Schedule (filed herewith)

      (b)   Reports on Form 8-K

            A report on Form 8-K, dated May 15, 1996, was filed by the Corporation. The Form 8-K disclosed pro-forma financial information for the period ended March 31, 1996, relating to the definitive merger agreement between F.N.B. Corporation and Southwest Banks, Inc.

            A report on Form 8-K, dated June 28, 1996, was filed by the Corporation. The Form 8-K disclosed information contained in the 1995 Annual Report to Shareholders of Southwest Banks, Inc.

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


                                        F.N.B. Corporation
                                        _____________________________________
                                        (Registrant)



Dated: 7/26/96                          /s/ Peter Mortensen
      _________________________         _____________________________________
                                        Peter Mortensen
                                        Chairman and President
                                        (Principal Executive Officer)



Dated: 7/26/96                          /s/ John D. Waters
      _________________________         _____________________________________
                                        John D. Waters
                                        Vice President and Chief Financial
                                          Officer
                                        (Principal Financial Officer)