Form 10-Q
period 1996-09-30
FNB CORP/PA
filed 1996-11-13
CIK 37808

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ----------------------------------------------
                                       OR
   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------
Commission file number 0-8144
                       ------

                               F.N.B. CORPORATION
-----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Pennsylvania                               25-1255406
------------------------------------     ------------------------------------
    (State or other jurisdiction of      (I.R.S. Employer Identification No.)
    incorporation or organization)

                        Hermitage Square, Hermitage, PA  16148
----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (412) 981-6000
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                 Not applicable
----------------------------------------------------------------------------
(Former name, former address & former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No
   ---       ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No
   ---       ---
                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at October 31, 1996
          -----                               -------------------------------
Common Stock, $2 Par Value                                 9,233,377 Shares
--------------------------                                 ----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 1996

INDEX

PART I - FINANCIAL INFORMATION                                   PAGE

Item 1.  Financial Statements

          Consolidated Balance Sheet                               2
          Consolidated Income Statement                            3
          Consolidated Statement of Cash Flows                     4
          Notes to Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                 6


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                        13

Item 2.  Changes in Securities                                    13

Item 3.  Defaults Upon Senior Securities                          13

Item 4.  Submission of Matters to a Vote of Security Holders      13

Item 5.  Other Information                                        13

Item 6.  Exhibits and Reports on Form 8-K                         13

Signatures                                                        15

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands
                                                  SEPTEMBER 30,  DECEMBER 31,
                                                      1996            1995
                                                 -------------   ------------
                                                   (Unaudited)        (Note)
                                                  -------------   ------------
ASSETS
Cash and due from banks                           $      66,246  $     59,795
Interest bearing deposits with banks                      1,893         2,603
Federal funds sold                                        9,508        22,335
Loans held for sale                                       6,594        10,154
Securities available for sale                           179,356       223,479
Securities held to maturity (fair
  value of $146,718 and $136,801)                       148,594       136,969

Loans, net of unearned income of
  $22,705 and $26,609                                 1,292,411     1,212,741
Allowance for loan losses                               (21,996)      (21,550)
                                                  -------------  ------------
    NET LOANS                                         1,270,415     1,191,191
                                                  -------------  ------------

Premises and equipment                                   24,912        22,504
Other assets                                             40,935        37,963
                                                  -------------  ------------
                                                  $   1,748,453  $  1,706,993
                                                  =============  ============
LIABILITIES
Deposits:
  Non-interest bearing                            $     159,441  $    167,700
  Interest bearing                                    1,286,658     1,274,409
                                                   ------------  ------------
    TOTAL DEPOSITS                                    1,446,099     1,442,109

Short-term borrowings                                    86,440        55,224
Other liabilities                                        30,885        25,988
Long-term debt                                           33,956        39,755
                                                   ------------  ------------
    TOTAL LIABILITIES                                 1,597,380     1,563,076
                                                   ------------  ------------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Outstanding - 398,368 and 451,638 shares
  Aggregate liquidation value -
    $9,959 and $11,291                                    3,984         4,516
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Outstanding - 9,116,091 and 8,611,814 shares           18,339        17,268
Additional paid-in capital                               68,127        58,631
Retained earnings                                        58,543        60,034
Net unrealized securities gains                           3,362         3,932
Treasury stock - 53,606 and 22,340 shares at cost        (1,282)         (464)
                                                   ------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                          151,073       143,917
                                                   ------------  ------------
                                                   $  1,748,453  $  1,706,993
                                                   ============  ============
NOTE:  The balance sheet at December 31, 1995 was derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited
                            THREE MONTHS ENDED      NINE MONTHS ENDED
                               SEPTEMBER 30,          SEPTEMBER 30,
                           --------------------   -------------------
                             1996       1995         1996       1995
                           ---------  ---------   ---------  ---------

INTEREST INCOME
Loans, including fees      $  29,682  $  28,897   $  88,123  $  84,916
Securities:
  Taxable                      4,215      4,808      13,536     13,409
  Tax exempt                     420        357       1,220      1,102
  Dividends                      176        153         525        452
Other                            178        357         825      1,162
                           ---------  ---------   ---------  ---------
    TOTAL INTEREST INCOME     34,671     34,572     104,229    101,041
                           ---------  ---------   ---------  ---------

INTEREST EXPENSE
Deposits                      12,978     13,350      39,197     38,360
Short-term borrowings            958        829       2,799      2,499
Long-term debt                   609        809       1,996      2,331
                           ---------  ---------   ---------  ---------
    TOTAL INTEREST EXPENSE    14,545     14,988      43,992     43,190
                           ---------  ---------   ---------  ---------
    NET INTEREST INCOME       20,126     19,584      60,237     57,851
Provision for loan losses      1,390      1,366       4,196      4,300
                           ---------  ---------   ---------  ---------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES
                              18,736     18,218      56,041     53,551
                           ---------  ---------   ---------  ---------

NON-INTEREST INCOME
Insurance commissions & fees   1,168      1,149       3,059      3,487
Service charges                1,753      1,624       4,979      5,037
Trust                            384        260       1,150      1,015
Gain on sale of securities       205         62         771        423
Other                            684        451       1,686      1,317
                           ---------  ---------   ---------  ---------
    TOTAL NON-INTEREST INCOME  4,194      3,546      11,645     11,279
                           ---------  ---------   ---------  ---------
                              22,930     21,764      67,686     64,830
                           ---------  ---------   ---------  ---------
NON-INTEREST EXPENSES
Salaries & employee benefits   7,520      7,373      23,031     22,185
Net occupancy                  1,193      1,160       3,613      3,413
Amortization of intangibles      258        303         788        953
Equipment                        837        732       2,582      2,653
Deposit insurance                308        253         923      2,121
SAIF recapitalization
  assessment                   2,965                  2,965
Other                          4,860      4,810      14,407     13,995
                           ---------  ---------   ---------  ---------
    TOTAL NON-INTEREST EXPENSES
                              17,941     14,631      48,309     45,320
                           ---------  ---------   ---------  ---------
    INCOME BEFORE INCOME TAXES 4,989      7,133      19,377     19,510
Income taxes                   1,486      2,277       5,931      6,325
                           ---------  ---------   ---------  ---------
    NET INCOME             $   3,503  $   4,856   $  13,446  $  13,185
                           =========  =========   =========  =========

NET INCOME PER COMMON SHARE:
  Primary                  $     .36  $     .51   $    1.40  $    1.38
                           =========  =========   =========  =========
  Fully Diluted            $     .35  $     .49   $    1.34  $    1.33
                           =========  =========   =========  =========

CASH DIVIDENDS PER COMMON SHARE
                           $     .16  $     .10   $     .47  $     .23
                           =========  =========   =========  =========

AVERAGE COMMON SHARES OUTSTANDING
                           9,106,760  9,022,910   9,064,297  9,024,039
                           =========  =========   =========  =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Nine Months Ended September 30                            1996      1995
                                                      ---------- ---------

OPERATING ACTIVITIES
Net income                                             $  13,446 $  13,185
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          3,252     3,544
    Provision for loan losses                              4,196     4,300
    Deferred taxes                                          (935)      215
    Gain on securities available for sale                   (771)     (423)
    Gain on sale of loans                                   (245)      (94)
    Proceeds from sale of loans                           21,621    23,166
    Loans originated for sale                            (17,816)  (26,953)
    Change in:
      Interest receivable                                  1,252      (365)
      Interest payable                                       627     1,740
    Other, net                                             1,853        (7)
                                                      ---------- ---------
      Net cash flows from operating activities            26,480    18,308
                                                      ---------- ---------

INVESTING ACTIVITIES
Net change in interest bearing deposits with banks           710      (360)
Net change in federal funds sold                          12,827    (1,099)
Purchase of securities available for sale                (54,374)  (61,384)
Purchase of securities held to maturity                  (30,410)  (35,082)
Proceeds from sale of securities available for sale       31,190     1,036
Proceeds from maturity of securities available for sale   67,064    35,754
Proceeds from maturity of securities held to maturity     18,736    58,628
Net change in loans                                      (84,824)  (10,662)
Increase in premises and equipment                        (4,635)   (1,514)
                                                      ---------- ---------
      Net cash flows from investing activities           (43,716)  (14,683)
                                                      ---------- ---------

FINANCING ACTIVITIES
Net change in non-interest bearing deposits               (8,259)    3,975
Net change in interest bearing deposits                   12,249     1,733
Net change in short-term borrowings                       31,216   (14,287)
Increase in long-term debt                                 8,016     5,611
Decrease in long-term debt                               (13,815)   (3,972)
Net acquisition of treasury stock                           (838)      (92)
Cash dividends paid                                       (4,882)   (2,671)
                                                      ---------- ---------
      Net cash flows from financing activities            23,687    (9,703)
                                                      ---------- ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS         6,451    (6,078)
Cash and due from banks at beginning of period            59,795    60,451
                                                      ---------- ---------
CASH AND DUE FROM BANKS AT END OF PERIOD               $  66,246 $  54,373
                                                      ========== =========


See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1996

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.
For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's annual report on Form 10-K for the year ended December 31, 1995.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the amounts reported in financial statements. Actual results could differ from those estimates.

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

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

     Nine months ended September 30                    1996      1995
                                                    ---------  --------
     Cash paid for:
       Interest                                      $ 43,315  $ 41,449
       Income taxes                                     5,879     6,319
     Noncash Investing and Financing Activities:
       Acquisition of real estate in settlement of loans
                                                        1,672     1,567
       Loans granted in the sale of other real estate     319       281
       Conversion of minority interest                              540

MERGERS AND DISPOSITIONS

     On February 2, 1996, the Corporation signed a definitive merger agreement with Southwest Banks, Inc. (Southwest), a bank holding company headquartered in Naples, Florida with assets of approximately $425 million. The merger agreement calls for an exchange of .819 share of F.N.B. Corporation common stock for each share of Southwest common stock after giving effect to the 5% stock dividend announced on April 24, 1996. The Corporation has reserved 3,276,700 shares to be issued in conjunction with the merger. The planned merger has been approved by both the Federal Reserve Bank of Cleveland and the Shareholders of Southwest Banks, Inc. The transaction will be accounted for as a pooling of interests, and is expected to close in early 1997, following the state of Florida's required statutory waiting period.

     On November 6, 1996, the Corporation signed a definitive agreement to sell its interest in Bucktail Bank and Trust Company to Sun Bancorp, Inc.
The Corporation will receive Sun Bancorp, Inc. stock worth approximately $17.5 million, which represents a 13.8 percent ownership interest in exchange for 100 percent ownership in Bucktail Bank and Trust Company. At September 30, 1996 Bucktail Bank and Trust Company had total assets of $121 million.

EFFECT OF NEW ACCOUNTING STANDARDS

     FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of," requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows associated with the asset are not sufficient to recover the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. Adoption of this Statement did not have a material effect on the Corporation's financial position or results of operations.

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

     FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," establishes new standards for determining whether a transfer constitutes a sale and, if so, the determination of the resulting gain or loss. These standards are based on the consistent application of a financial-components approach that focuses on control.
Under this approach, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Provisions of this statement are effective for certain transactions entered into in 1997 and 1998. The Corporation does not anticipate that adoption of this statement will have a material effect on the Corporation's financial position or results of operations.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the significant source of liquidity provided by its available for sale securities portfolio, the Corporation generally has sufficient sources of funds available as needed to meet its routine, operational cash needs.

     In addition to normal liquidity provided from operations, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $25.0 million was unused at September 30, 1996. To further meet its liquidity needs, the Corporation also has access to the Federal Reserve System, the Federal Home Loan Bank and other uncommitted funding sources.

     Interest rate sensitivity measures the impact that future changes in interest rates will have on net interest income. The cumulative gap reflects a point-in-time net position of assets and liabilities repricing in specified time periods. The gap is one measurement of risk inherent in a balance sheet as it relates to changes in interest rates and their effect on net interest income.

     The gap analysis which follows is based on a combination of asset and liability amortizations, maturities and repricing opportunities. Non-maturity deposit balances have been allocated to various repricing intervals to more accurately depict their anticipated behavior and characteristics. Based on the cumulative one year gap in this table and assuming no restructuring or modifications to asset/liability composition, a rise in interest rates would have a negative impact on net interest income.

     Gap analyses alone do not accurately measure the magnitude of changes in net interest income since changes in interest rates do not affect all categories of assets and liabilities equally or simultaneously. Recognizing that traditional gap analyses do not measure dynamically the exposure to interest rate changes, management also relies on computer simulation modeling to measure the effect of upward and downward interest rate changes on net interest income.

     Through the review of gap analyses and simulation modeling, management continually monitors the Corporation's exposure to changing interest rates. Management attempts to mitigate repricing mismatches through asset and liability pricing and through matched maturity funding.

     Following is the gap analysis as of September 30, 1996 (in thousands):

                            WITHIN     4-12       1-5      OVER
                           3 MONTHS   MONTHS     YEARS    5 YEARS     TOTAL
                           --------- --------- --------- --------- ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks               $   1,893                                $   1,893
Federal funds sold             9,508                                    9,508
Securities:
  Available for sale          26,333 $  68,303 $  67,032 $  17,688    179,356
  Held to maturity               766    24,198   121,547     2,083    148,594
Loans, net of unearned       274,867   251,205   488,116   284,817  1,299,005
                           --------- --------- --------- --------- ----------
                             313,367   343,706   676,695   304,588  1,638,356
Other assets                                               110,097    110,097
                           --------- --------- --------- --------- ----------
                           $ 313,367 $ 343,706 $ 676,695 $ 414,685 $1,748,453
                           ========= ========= ========= ========= ==========
INTEREST BEARING LIABILITIES
Deposits:
  Interest checking        $   8,651 $  25,953 $ 138,424           $  173,028
  Savings                     32,835    98,505   256,546              387,886
  Time deposits              177,314   259,433   285,757 $   3,240    725,744
Short-term borrowings         45,117    21,356    19,967               86,440
Long-term debt                   890     4,061    14,798    14,207     33,956
                           --------- --------- --------- --------- ----------
                             264,807   409,308   715,492    17,447  1,407,054
Other liabilities                                          190,326    190,326
Stockholders' equity                                       151,073    151,073
                           --------- --------- --------- --------- ----------
                           $ 264,807 $ 409,308 $ 715,492 $ 358,846 $1,748,453
                           ========= ========= ========= ========= ==========

PERIOD GAP                 $  48,560 $ (65,602)$ (38,797)$  55,839
                           ========= ========= ========= =========

CUMULATIVE GAP             $  48,560 $ (17,042)$ (55,839)
                           ========= ========= =========

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                  1.18      0.97      0.96      1.16
                           ========= ========= ========= =========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS               2.8%     (1.0%)    (3.2%)
                           ========= ========= ==========

CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance and changing competitive conditions and economic forces. The Corporation maintains a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     The capital management function is a continuous process. Central to this process is internal equity generation accomplished mainly by earnings retention. Since December 31, 1995, total stockholders' equity has increased $7.7 million as a result of earnings retention. For the nine months ended September 30, 1996, the return on average equity was 12.13%. Total cash dividends declared represented 36.31% of net income. Book value per share was $15.48 at September 30, 1996, compared to $14.67 at December 31, 1995.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Generally, it is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Interest received on non-accrual loans is either applied against principal or reported as interest income, according to management's judgement as to the collectibility of principal. Loans which reach non-accrual status may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     Following is a summary of non-performing assets (dollars in thousands):

                                                  SEPTEMBER 30, DECEMBER 31,
                                                      1996          1995
                                                 -------------  ------------
Non-performing assets:
  Non-accrual loans                                  $ 5,097        $ 5,605
  Restructured loans                                   2,123          3,075
                                                     -------       --------
    Total non-performing loans                         7,220          8,680
Other real estate owned                                3,541          2,742
                                                     -------       --------
    Total non-performing assets                      $10,761        $11,422
                                                     =======       ========

Asset quality ratios:
  Non-performing loans as percent of total loans         .56%           .71%
  Non-performing assets as percent of total assets       .62%           .67%

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                       THREE MONTHS ENDED  NINE MONTHS ENDED
                                          SEPTEMBER 30,      SEPTEMBER 30,
                                       -----------------   ----------------
                                         1996      1995      1996     1995
                                       -------   -------   -------  -------
Balance at beginning of period         $22,102   $21,173   $21,550  $20,295

Charge-offs                             (1,819)   (1,702)   (4,873)  (4,588)
Recoveries                                 323       215     1,123    1,045
                                       -------   -------   -------  -------
  Net charge-offs                       (1,496)   (1,487)   (3,750)  (3,543)

Provision for loan losses                1,390     1,366     4,196    4,300
                                       -------   -------   -------  -------
Balance at end of period               $21,996   $21,052   $21,996  $21,052
                                       =======   =======   =======  =======

Allowance for loan losses to:
  Total loans, net of unearned income                        1.69%     1.75%
  Non-performing loans                                     304.23%   238.93%

REGULATORY MATTERS

     The Corporation and its subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of September 30, 1996, that the Corporation meets all capital adequacy requirements to which it is subject, as follows (dollars in thousands):

                                                              To Be Well
                                                           Capitalized Under
                                            For Capital    Prompt Corrective
                             Actual      Adequacy Purposes Action Provisions
                        ---------------- ----------------- -----------------
                         Amount   Ratio   Amount    Ratio   Amount    Ratio
                        -------- ------- --------  ------- --------  -------
Total Capital           $171,242   13.9% $ 98,794     8.0% $123,492    10.0%
  (to risk-weighted assets)
Tier 1 Capital          $145,683   11.8% $ 49,397     4.0% $ 74,095     6.0%
  (to risk-weighted assets)
Tier 1 Capital          $145,683    8.4% $ 69,374     4.0% $ 86,718     5.0%
  (to average assets)

     As of September 30, 1996, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action.

FINANCIAL INFORMATION SUMMARY

     Net income for the first nine months of 1996 was $13.4 million compared to $13.2 million for the first nine months of 1995. Primary earnings per share for those periods were $1.40 and $1.38, respectively, and $1.34 and $1.33 on a fully diluted basis. Highlights for the first nine months of 1996 include:

     o A 12.13% return on average equity and a 1.04% return on average assets.

     o   A net interest margin on a fully taxable equivalent basis of 5.02%.

     o A $3.0 million one-time assessment to recapitalize the Savings Association Insurance Fund as mandated by Congress.

FIRST NINE MONTHS OF 1996 AS COMPARED TO FIRST NINE MONTHS OF 1995:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Nine Months Ended September 30          1996                     1995
                           ------------------------- ------------------------
                            AVERAGE           YIELD/ AVERAGE           YIELD/
                            BALANCE  INTEREST  RATE  BALANCE  INTEREST  RATE
                           --------- -------- ----- --------- -------- -----
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                $   3,166 $    125 5.26% $   4,611 $    213 6.17%
Federal funds sold            17,374      700 5.37     21,136      949 5.98
Securities:
 U.S. Treasury and other
  U.S. Government agencies
  and corporations           303,451   13,534 5.96    321,237   13,408 5.58
 States of the U.S. and
  political subdivisions (1)  39,997    1,744 5.81     34,900    1,674 6.40
 Other securities (1)         16,832      634 5.02     14,195      510 4.79
Loans (1) (2)              1,258,725   88,873 9.43  1,195,735   85,869 9.60
                           --------- --------       --------- --------
  Total interest
   earning assets          1,639,545  105,610 8.60  1,591,814  102,623 8.62
                          ---------- --------       --------- --------
Cash and due from banks       53,924                   53,042
Allowance for loan losses    (22,038)                 (21,163)
Premises and equipment        23,868                   22,998
Other assets                  39,453                   44,732
                          ----------                ---------
                          $1,734,752               $1,691,423
                          ==========               ==========
LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand  $  166,546 $  1,825 1.46 $  153,776 $  2,011 1.75
 Savings                     396,549    7,304 2.46    425,510    7,961 2.50
 Other time                  733,774   30,068 5.47    694,440   28,388 5.48
Short-term borrowings         64,684    2,799 5.78     55,949    2,499 5.97
Long-term debt                35,183    1,996 7.56     39,594    2,331 7.85
                          ---------- --------      ---------- --------
  Total interest
   bearing liabilities     1,396,736   43,992 4.21  1,369,269   43,190 4.22
                          ---------- --------      ---------- --------
Non-interest bearing
 demand deposits             157,815                  159,687
Other liabilities             32,076                   29,388
                          ----------               ----------
                           1,586,627                1,558,344
                          ----------               ----------

STOCKHOLDERS' EQUITY         148,125                  133,079
                          ----------               ----------
                          $1,734,752               $1,691,423
                          ==========               ==========
Excess of interest earning
 assets over interest
 bearing liabilities      $  242,809               $  222,545
                          ==========               ==========

Net interest income                  $ 61,618                 $ 59,433
                                     ========                 ========

Net interest spread                           4.39%                    4.40%
                                              =====                    =====

Net interest margin (3)                       5.02%                    4.99%
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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first nine months of 1996, net interest income, on a fully taxable equivalent basis, totaled $61.6 million, representing a 3.68% increase over the first nine months of 1995. Net interest income as a percentage of average earning assets (commonly referred to as the margin) rose to 5.02% at September 30, 1996 from 4.99% at September 30, 1995.

     Net interest income can be analyzed in terms of the impact of changes in the volume of interest earning assets and interest bearing liabilities and changes in the interest rates. The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the nine months ending September 30, 1996 as compared to the nine months ending September 30, 1995 (in thousands):

                                                  VOLUME    RATE       NET
                                                 -------   -------   -------
INTEREST INCOME
Interest bearing deposits with banks             $   (58)  $   (30)  $   (88)
Federal funds sold                                  (156)      (93)     (249)
Securities:
  U.S. Treasury and other U.S.
    Government agencies and corporations            (769)      895       126
  States of the U.S. and political subdivisions      228      (158)       70
  Other securities                                   100        24       124
Loans                                              4,454    (1,450)    3,004
                                                 -------   -------   -------
                                                   3,799      (812)    2,987
                                                 -------   -------   -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                            157      (343)     (186)
  Savings                                           (533)     (124)     (657)
  Other time                                       1,613        67     1,680
Short-term borrowings                                348       (48)      300
Long-term debt                                      (250)      (85)     (335)
                                                 -------   -------   -------
                                                   1,335      (533)      802
                                                 -------   -------   -------
NET CHANGE                                       $ 2,464   $  (279)  $ 2,185
                                                 =======   =======   =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

     Total interest income on a fully taxable equivalent basis increased $3.0 million or 2.91% for the first nine months of 1996, compared to the first nine months of 1995. Interest income on loans increased 3.50% from $85.9 million for the first nine months of 1995 to $88.9 million for the first nine months of 1996, as a result of greater demand in the commercial and consumer loan portfolios. Average loans increased 5.40% over these same time periods. Interest on U.S. Treasury and other U.S. Government agencies and corporations increased slightly to $13.5 million for the first nine months of 1996 as compared to the first nine months of 1995.

     Total interest expense increased $802,000 or 1.86% for the nine months ended September 30, 1996, compared to the nine months ended September 30, 1995. Interest expense on deposits increased 2.18% to $39.2 million over these time periods, due to additional growth and a shift in the deposit mix to time deposits.

     The provision for loan losses totaled $4.2 million for the first nine months of 1996, representing a decrease of 2.42% from the first nine months of 1995. The reduction in the provision for loan losses is a direct result of improving asset quality and management's analysis of the adequacy of the allowance for loan losses which takes into consideration all factors relevant to the collectibility of the existing portfolio.

     Total non-interest income increased 3.24% during the first nine months of 1996 compared to the same period of 1995. This increase was attributable to increases in trust income and securities gains offset by a decrease in insurance commissions and fees.

     Total non-interest expenses increased 6.60% during the first nine months of 1996, compared to the first nine months of 1995. Deposit insurance accounted for the majority of this variance as a result of a $3.0 million one-time assessment to recapitalize the Savings Association Insurance Fund
(SAIF), which was mandated by Congress and signed into law on September 30 of this year. The legislation included a one-time charge to earnings for all deposits insured by the SAIF, including those held by chartered commercial banks as a result of previous acquisitions. The legislation also included provisions that will result in a modest reduction in future annual deposit insurance costs.

     Income before taxes was $19.4 million for the first nine months of 1996, representing a decrease of $133,000 or .68% over the same period of 1995. Income taxes decreased $394,000 or 6.23% over the same periods primarily due to the one-time assessment to recapitalize the SAIF.

     Consolidated net income was $13.4 million for the first nine months of 1996, representing a $261,000 or 1.98% increase over the first nine months of 1995. The Corporation's return on average assets was 1.04% for both the first nine months of 1996 and 1995, while the return on average equity was 12.13% and 13.25% for those same periods, respectively.

THIRD QUARTER OF 1996 AS COMPARED TO THIRD QUARTER OF 1995

     During the third quarter of 1996, net interest income increased $542,000 or 2.77% over the third quarter of 1995. Total interest income remained constant while total interest expenses decreased $443,000 or 2.96% over these same periods. Interest expense on deposits accounted for the majority of this decrease due to the change in the deposit mix.

     The provision for loan losses remained constant at $1.4 million for the third quarter of both 1995 and 1996.

     Total non-interest income increased $648,000 or 18.27% during the third quarter of 1996, compared to the same quarter of 1995, largely as a result of increases in trust income and securities gains. Total non-interest expenses increased $3.3 million or 22.62% from the third quarter in 1995 mainly due to the increase of $3.0 million in deposit insurance as a result of the one-time assessment to recapitalize the SAIF.

     Income before taxes decreased to $5.0 million in the third quarter of 1996 from $7.1 million in the same period of 1995. Income tax expense decreased to $1.5 million from $2.3 million over these same periods. Net income totaled $3.5 million for the third quarter of 1996, compared to $4.9 million for the third quarter of 1995.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.   OTHER INFORMATION
       Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     3.1. Articles of Incorporation. The Articles of Incorporation of F.N.B. Corporation or instruments corresponding thereto are currently in effect. On September 13, 1996, the Articles were amended as follows:

          NOW, THEREFORE, BE IT RESOLVED, that the first paragraph of Article 5 of the Corporation's Articles of Incorporation be and hereby is amended to read as follows:

                "5,    The aggregate number of shares which the Corporation
                shall have authority to issue is One Hundred and Twenty Million (120,000,000) shares of which Twenty Million (20,000,000) shall be preferred stock, par value $10.00 per share, issuable in one or more series, and One Hundred Million (100,000,000) shares shall be common stock, par value $2.00 per share"

     10.5. Revised and Restated Amendment No. 2 to Employment Agreement between F.N.B. Corporation and Peter Mortensen (filed herewith).

     11.   F.N.B. Corporation
           STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

           Dollars in thousands

                                   THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,
                                  -------------------    -------------------
                                    1996       1995        1996       1995
                                 --------- ----------    -------- ----------
          PRIMARY

          Net Income            $    3,503 $    4,856  $   13,446 $   13,185
          Less:  Preferred Stock
             Dividends Declared       (186)      (212)       (595)      (638)
                                ---------- ----------  ---------- ----------
          Net Income Applicable
             to Common Stock    $    3,317 $    4,644  $   12,851 $   12,547
                                ========== ==========  ========== ==========
          Average Common Shares
             Outstanding         9,106,760  9,022,910   9,064,297  9,024,039
          Net Effect of Dilutive Stock
             Options - Based on the Treasury
          Stock Method Using Average
             Market Price           89,263     43,256      84,582     38,027
                                ---------- ----------  ---------- ----------
                                 9,196,023  9,066,166   9,148,879  9,062,066
                                ========== ==========  ========== ==========
          Net Income per Common Share $.36       $.51       $1.40      $1.38
                                      ====       ====       =====      =====


          FULLY DILUTED

          Net Income Applicable
             to Common Stock    $    3,503 $    4,856  $   13,446 $   13,185
                                ========== ==========  ========== ==========
          Average Common Shares
             Outstanding         9,106,760  9,022,910   9,064,297  9,024,039
          Series A Convertible
           Preferred Stock          26,268     32,578      26,268     32,578
          Series B Convertible
             Preferred Stock       766,534    839,154     825,816    839,370
          Net Effect of Dilutive Stock
             Options - Based on the Treasury
             Stock Method Using the Period-End
             Market Price, If Higher than
             Average Market Price   89,263     45,678      88,113     45,678
                                ---------- ----------  ---------- ----------
                                 9,988,825  9,940,320  10,004,494  9,941,665
                                ========== ==========  ========== ==========

          Net Income per Common Share $.35       $.49       $1.34      $1.33
                                     =====       ====       =====      =====

    27.   Financial Data Schedule (filed herewith)

    (b)   Reports on Form 8-K

          A report on Form 8-K, dated August 13, 1996, was filed by the Corporation. The Form 8-K disclosed pro-forma financial information for the period ended June 30, 1996, relating to the definitive merger agreement between F.N.B. Corporation and Southwest Banks, Inc. and consolidated financial information for Southwest Banks, Inc.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     F.N.B. Corporation
                                     ----------------------------------------
                                     (Registrant)



Dated: November 13, 1996              /s/Peter Mortensen
       ----------------------------  ----------------------------------------
                                     Peter Mortensen
                                     Chairman and President
                                     (Principal Executive Officer)

Dated: November 13, 1996             /s/John D. Waters
       ----------------------------  ----------------------------------------
                                     John D. Waters
                                     Vice President & Chief Financial Officer
                                     (Principal Financial Officer)