Form 10-K
period 1996-12-31
FNB CORP/PA
filed 1997-03-19
CIK 37808

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)
 [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1996

                                       OR
  [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                       to
                               ---------------------    ---------------------
Commission file number 0-8144

                               F.N.B. CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                   25-1255406
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

           Hermitage Square
        Hermitage, Pennsylvania                           16148
----------------------------------------                ----------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   412-981-6000
                                                    ---------------------------
Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                            -------------------
Securities registered pursuant to Section 12(g) of the Act:


                      Common Stock, par value $2 per share
            7-1/2% Cumulative Convertible Preferred Stock, Series B,
                            par value $10 per share
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                               ---      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 28, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported in the NASDAQ system for such date, was approximately $306,870,180.

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS:
                   -----------------------------------------
As of February 28, 1997, the registrant had outstanding 12,129,920 shares of common stock having a par value of $2 per share.


                                                                       Continued

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part of Form 10-K into
         DOCUMENT                                    which Document is Incorporated
         --------                                    ------------------------------
Annual Report to Stockholders for fiscal year
ended December 31, 1996                                           I & II

Definitive proxy statement for the 1997 Annual
Meeting of Stockholders to be held on April 23, 1997               III

FORM 10-K
1996

INDEX

PART I                                                                                                           PAGE
Item 1.       Business.
                General                                                                                           I-2
                Statistical Disclosure                                                                            I-10

Item 2.       Properties.                                                                                         I-11

Item 3.       Legal Proceedings.                                                                                  I-11

Item 4.       Submission of Matters to a Vote of Security Holders.                                                I-11

Executive Officers of the Registrant                                                                              I-12


PART II

Item 5.       Market for Registrant's Common Equity and
              Related Stockholder Matters.                                                                       II-1

Item 6.       Selected Financial Data.                                                                           II-1

Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.                                                               II-1

Item 8.       Financial Statements and Supplementary Data.                                                       II-1

Item 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.                                                               II-1


PART III

Item 10.      Directors and Executive Officers of the Registrant.                                               III-1

Item 11.      Executive Compensation.                                                                           III-1

Item 12.      Security Ownership of Certain Beneficial Owners and Management.                                   III-1

Item 13.      Certain Relationships and Related Transactions.                                                   III-1


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                                  IV-1

Signatures                                                                                                       IV-2

Index to Exhibits                                                                                                IV-4

PART I

ITEM 1.  BUSINESS
GENERAL

       F.N.B. Corporation (the Corporation) was formed in 1974 as the holding company of its then sole subsidiary, First National Bank of Mercer County. Since its formation, the Corporation has acquired and, at December 31, 1996, operated four other banks and one consumer finance company in Pennsylvania, eastern Ohio and western New York. During 1992, First National Bank of Mercer County completed an acquisition of ten offices of the former The First National Bank of Pennsylvania and three offices of Marine Bank. At the same time, First National Bank of Mercer County changed its name to First National Bank of Pennsylvania (First National). On January 21, 1997, the Corporation completed its merger with Southwest Banks, Inc. (Southwest). Southwest is a bank holding company which operates two banks in Naples and Cape Coral, Florida. The merger was accounted for as a pooling of interests. On November 15, 1996, the Corporation signed a definitive merger agreement with West Coast Bancorp, Inc. (West Coast), a single-bank holding company located in Cape Coral, Florida.
The merger is expected to close during the second quarter of 1997. On November 6, 1996, the Corporation announced an agreement with Sun Bancorp, Inc. (Sun), a bank holding company headquartered in Selinsgrove, Pennsylvania, where Sun will receive 100% ownership of Bucktail Bank and Trust Company (Bucktail), a subsidiary of the Corporation, in exchange for a 13.8% ownership interest in the voting stock of Sun.

       The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-size businesses in its market areas. The Corporation's business strategy has been to focus primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation has emphasized its community orientation by preserving the names and local boards of directors of its subsidiaries, by allowing its subsidiaries certain autonomy in decision-making and thus enabling them to respond to customer requests more quickly, and by concentrating on transactions within its market areas.
However, while the Corporation has sought to preserve the identities and autonomy of its subsidiaries, it has established centralized credit analysis, loan review, accounting, investment, audit and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

       The Corporation's lending philosophy is to minimize credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. The Corporation is an active residential mortgage lender, and its commercial loans are generally to established local businesses. The Corporation does not have a significant amount of construction loans and has no highly leveraged transaction loans.

       No material portion of the deposits of the Corporation's bank subsidiaries has been obtained from a single or small group of customers, and the loss of any customer's deposits or a small group of customers' deposits would not have a material adverse effect on the business of the Corporation. The majority of the deposits held by the Corporation's bank subsidiaries have been generated within the respective subsidiary's market area.

       Following is information as of December 31, 1996 for the Corporation's bank and consumer finance subsidiaries, including Southwest and West Coast (including the year established and location of principal office for each). All subsidiaries are wholly-owned by the Corporation.

                                                                              TOTAL               TOTAL            NUMBER
                                                                            ASSETS (IN        DEPOSITS (IN           OF
BANK SUBSIDIARIES:                                                          THOUSANDS)         THOUSANDS)         OFFICES
                                                                            ----------        ------------        -------
First National Bank of Pennsylvania (Est. 1864)
  Hermitage, Pennsylvania........................                           $1,015,060        $  886,688             32
The Metropolitan Savings Bank of Ohio (Est. 1922)
  Youngstown, Ohio................................                             315,899           287,536             11
Reeves Bank (Est. 1868)
  Beaver Falls, Pennsylvania......................                             134,642           121,437              9
Bucktail Bank and Trust Company (Est. 1928)
  Emporium, Pennsylvania..........................                             118,364           106,004              7
First County Bank (Est. 1987)
  Chardon, Ohio...................................                              44,161            39,979              2
                                                                            ----------        ----------             --
                                                                            $1,628,126        $1,441,644             61
                                                                            ==========        ==========             ==
CONSUMER FINANCE SUBSIDIARY:
Regency Finance Company (Est. 1927)
  Hermitage, Pennsylvania.........................                          $   95,806                               34
                                                                            ==========                               ==

CONSUMMATED MERGER:
Southwest Bank Subsidiaries:
  First National Bank of Naples (Est. 1988)
    Naples, Florida...............................                          $  423,366        $  332,893              5
  Cape Coral National Bank (Est. 1994)
    Cape Coral, Florida...........................                             104,673            94,849              2
                                                                            ----------        ----------             --
                                                                            $  528,039        $  427,742              7
                                                                            ==========        ==========             ==
PENDING MERGER:
West Coast Bank Subsidiary:
  First National Bank of Southwest Florida
    (Est. 1989) Fort Myers, Florida...............                          $  170,066        $  156,943              5
                                                                            ==========        ==========             ==

       The Corporation has four other subsidiaries, Penn-Ohio Life Insurance Company, Est. 1981 (Penn-Ohio), Customer Service Center of F.N.B., L.L.C., Est. 1996 (Customer Service), Mortgage Service Corporation, Est. 1944 (Mortgage Service), and F.N.B. Building Corporation, Est. 1987 (F.N.B. Building). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation's subsidiaries. Customer Service provides data processing and other services to the affiliates of the Corporation. Mortgage Service services mortgage loans for unaffiliated financial institutions and F.N.B. Building owns real estate that is leased to certain affiliates.

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

       In addition, First National and Bucktail operate trust departments which offer a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 1996, trust assets under management at First National and Bucktail totaled $275.4 million and $19.3 million, respectively.

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

REGULATION AND SUPERVISION

       Bank holding companies, banks and consumer finance companies are extensively regulated under both federal and state law. The following summary information describes statutory or regulatory provisions, it is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

       The regulation and examination of the Company and its subsidiaries are designed primarily for the protection of depositors and not the Corporation or its stockholders.

BANK HOLDING COMPANIES

       The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, is subject to regulation by the Federal Reserve Board (FRB). As a bank holding company, the Corporation is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The FRB may also make examinations of the Corporation.

       The BHCA requires the prior approval of the FRB in any case where a bank holding company proposes to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank (unless it owns a majority of such bank's voting shares) or otherwise to control a bank or to merge or consolidate with any other bank holding company. Effective September 29, 1995, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 authorizes the FRB to permit a bank holding company that meets all applicable capital requirements to acquire control, or substantially all of the assets, of a bank located in another state that is not the bank holding company's home state, regardless of whether the other state prohibits such transaction.

       The BHCA also prohibits a bank holding company, with certain exceptions, from acquiring more than 5% of the voting shares of any company that is not a bank and from engaging in any business other than banking or managing or controlling banks. Under the BHCA, the FRB is authorized to approve the ownership of shares by a bank holding company in any company, the activities of which the Federal Reserve has determined to be so closely related to banking or to managing or controlling banks as to be a proper incident thereto. The FRB has by regulation determined that certain activities are closely related to banking within the meaning of the BHCA. These activities, which are listed in Regulation Y of the FRB regulations, include: operating a mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and finance advice; and acting as an insurance agent for certain types of credit-related insurance.

       Activities which the FRB has approved by order in connection with specific applications by bank holding companies include the operation of a credit card bank or other non-bank banks, certain expanded student loan servicing activities, the buying and selling of gold and silver bullion and silver coin for the account of customers and for itself, the provision of certain financial office services, the printing and sale of checks and similar documents, underwriting and dealing in commercial paper, certain municipal revenue bonds and one to four family mortgage backed securities, subject to certain conditions, and underwriting and dealing in corporate debt or equity securities, subject to certain conditions. Bank holding companies also are permitted to acquire savings associations subject to the applicable requirements of the BHCA.

       In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the FRB considers a number of factors, including the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, as weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB is also empowered to differentiate between new activities and activities commenced through acquisition of a going concern.

       Bank holding companies and their subsidiary banks are also subject to the provisions of the Community Reinvestment Act of 1977 (CRA). Under the terms of the CRA, the FRB (or other appropriate bank regulatory agency) is required, in connection with its examination of a financial institution, to assess the financial institution's record in meeting the credit needs of the communities served by the financial institution, including low and moderate-income neighborhoods. Further, such assessment is also required of any financial institution which has applied to (i) obtain a federally-regulated financial institution charter; (ii) obtain deposit insurance coverage for a newly chartered institution; (iii) establish a new branch office that will accept deposits; (iv) relocate an office; or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally-regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank, savings and loan, or other bank holding company, the FRB will assess the record of each subsidiary of the applicant bank holding company, and such records may be the basis for denying the application or imposing conditions in connection with approval of the application.

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

CONSUMER FINANCE SUBSIDIARY

       The Corporation's consumer finance subsidiary is subject to regulation under Pennsylvania, Ohio and New York state laws which require, among other things, that it maintain licenses for consumer finance operations in effect for each of its offices. Representatives of the Pennsylvania Department of Banking, the Ohio Division of Consumer Finance and the State of New York Banking Department periodically visit the offices of the consumer finance subsidiary and conduct extensive examinations in order to determine compliance with such laws and regulations. Such examinations include a review of loans and the collateral thereof, as well as a check of the procedures employed for making and collecting loans. Additionally, the consumer finance subsidiary is subject to certain federal laws which require that certain information relating to credit terms be disclosed to customers and afford customers in certain instances the right to rescind transactions.

LIFE INSURANCE SUBSIDIARY

       Penn-Ohio is subject to examination on a triennial basis by the Arizona Department of Insurance. Representatives of the Department of Insurance will periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under Arizona statutes.

GOVERNMENTAL POLICIES

       The operations of the Corporation and its subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB regulates money and credit and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.

FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT (FDICIA)

       FDICIA was designed to bolster the deposit insurance fund, tighten bank regulation and trim the scope of federal deposit insurance as summarized below.

       FDIC Funding - FDICIA bolstered the bank deposit insurance fund with $70.0 billion in borrowing authority and increased to $30.0 billion from $5.0 billion the amount the FDIC can borrow from the U.S. Treasury to cover the costs of potential bank failures.

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

       FDICIA requires increased supervision for banks not rated in one of the two highest categories under the "CAMELS" composite bank rating system. The FDIC is authorized to charge banks for regular and special examinations. Further, FDICIA mandates certain limits on real estate lending by banks and tightens bank auditing requirements.

       The federal bank regulatory agencies are required by FDICIA to adopt uniform capital and accounting rules. The accounting rules require supplemental disclosure in reports to the banking agencies of all assets and liabilities, including contingent assets and liabilities and, to the extent feasible, of the estimated fair market valuation of assets and liabilities.

       As mandated by Section 132 of FDICIA, the federal bank regulatory agencies issued regulations which prescribe minimum safety and soundness standards with respect to internal control, internal audit, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, earnings, compensation arrangements and stock valuation. Institutions failing to meet these safety and soundness standards will be required to submit corrective plans and will be subject to sanctions for failure to submit or comply with a plan.

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

       Deposit Insurance - The legislation also reduced the scope of federal deposit insurance. The FDIC's ability to reimburse uninsured deposits (those over $100,000 and foreign deposits) was sharply limited beginning January 1995. The FRB's ability to finance banks with extended loans from its discount window was restricted, beginning December 1993. In addition, only the best capitalized banks will be able to offer insured broker deposits or to insure accounts established under employee pension plans.

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

       The subsidiaries are subject to various statutory and regulatory restrictions on their ability to pay dividends to the parent company. Under applicable federal and state statutes and regulations, the dividends that may be paid to the parent company by its subsidiaries without prior regulatory approval are subject to limitations. In the case of First National, a national bank, prior approval of the OCC is required if the total of all dividends declared in any calendar year will exceed net profits (as defined and interpreted by the OCC) for that year combined with retained net profits (as defined) for the two preceding calendar years. As Pennsylvania state-chartered institutions, Bucktail and Reeves may pay dividends only if they are solvent and would not be rendered insolvent by the dividend payments, and only from unrestricted and unreserved earned surplus and, under certain circumstances, capital surplus. Each must also maintain a leverage ratio of 6.00% after paying dividends. First County and Metropolitan, both Ohio state-chartered institutions, may not pay dividends without approval of the superintendent of banks if the total of all dividends declared in any year will exceed net profits (as defined by statute) for that year combined with retained net profits (as defined) for the two preceding years. In addition, after payment of any dividend, First County's surplus must be at least 20 percent of its capital. All subsidiaries are subject to the capital requirements described below. Dividends may not be paid by these subsidiaries if the payment of the dividend would cause the subsidiary to fall below these minimum capital requirements.

       In addition, the OCC, in the case of First National, and the FDIC, in the case of the Corporation's other bank subsidiaries, have authority to prohibit banks from engaging in unsafe and unsound banking practices. The payment of a dividend by a bank could, depending on the financial condition of such bank and other factors, be considered an unsafe and unsound banking practice. The OCC has indicated its view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the subsidiaries to pay dividends is, and is expected to continue to be, influenced by regulatory policies and capital guidelines. (See also "Stockholders' Equity" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders).

CAPITAL REQUIREMENTS

       The FRB has adopted risk-based capital guidelines applicable to bank holding companies. The primary indicators relied on by the FRB and other bank regulators in measuring strength of capital position are the core capital, total risk-based capital and leverage ratios.

       Core capital consists of common and qualifying preferred stockholders' equity less non-qualifying intangibles. Total capital consists of core capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets which consist of both on- and off- balance sheet risks. The regulatory minimums are 4.00% for the core capital ratio and 8.00% for the total risk-based capital ratio. The Corporation's core capital and total risk-based capital to risk-weighted assets ratios as of December 31, 1996 were 11.99% and 14.06%, respectively. (See also "Regulatory Matters" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders).

       In addition, the FRB has established minimum leverage ratio (core capital to quarterly average assets less non-qualifying intangibles) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 3.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 3.00% plus an additional cushion of at least 100 to 200 basis points. The Corporation's leverage ratio as of December 31, 1996 was 8.58%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

       Each bank subsidiary is subject to similar capital requirements adopted by its primary federal regulator.

       Bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. However, management is unable to predict whether higher capital ratios would be imposed and, if so, at what levels and on what schedule.

       Under FRB policy, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's policy that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity, in circumstances where it might not do so absent such policy, and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.
The failure of a bank holding company to serve as a source of strength to its subsidiary banks would generally be considered by the FRB to be an unsafe and unsound banking practice, a violation of FRB regulations, or both.

FDIC INSURANCE ASSESSMENTS

       The Corporation's banking subsidiaries are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) authorized the FDIC to set the annual premium for banks and savings associations as high as determined to be necessary to assure stability of the insurance funds. FDIC deposit insurance premium rates have been determined through a risk-based assessment which takes into consideration the capital rating (i.e. "undercapitalized", "adequately capitalized" or "well capitalized") assigned to the institution by the federal regulators. Each of the banking affiliates have been assigned a capital rating of "well capitalized."

       During 1996, Congress mandated a one-time assessment to recapitalize the SAIF. The legislation, passed by Congress during the third quarter of 1996, included a one-time assessment for all deposits insured by the SAIF, including those held by chartered commercial banks as a result of previous acquisitions. The legislation also included provisions that will result in a modest reduction in future annual deposit insurance for the Corporation.

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

OMNIBUS CONSOLIDATED APPROPRIATIONS ACT, FOR FISCAL YEAR 1997 (OMNIBUS ACT)

       The Omnibus Act became effective on September 30, 1996. In addition to requiring commercial banks to make contributions to the SAIF, the Omnibus Act amended the Bank Holding Company Act to simplify certain nonbank application procedures for "well capitalized" banking organizations. Additionally, the Omnibus Act amended certain banking laws governing the operations of insured depository institutions to provide relief to commercial banks with respect to lender liability, environmental liability, loans to executive officers, officer and director interlocks and composition of bank audit committees.

MARKET AREA AND COMPETITION

       The Corporation, through its subsidiaries, operated 95 offices in 33 counties in Pennsylvania, eastern Ohio and western New York at December 31, 1996. The economies of the primary market areas in which the Corporation and its subsidiaries operate have evolved during the past decade from ones dominated by heavy industry to ones which have a more diversified mix of light manufacturing, service and distribution industries. This area is served by Interstate Routes 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport. The Corporation's recent merger with Southwest Banks, Inc. provides a meaningful presence in two attractive Gulf Coast counties (Lee and Collier). These counties represent two of the highest growth and median family income levels in the state of Florida.

       The Corporation's subsidiaries compete with a large number of other financial institutions, such as commercial banks, savings banks, savings and loan associations, insurance companies, mortgage banking companies, consumer finance companies, credit unions and commercial finance and leasing companies, many of which have greater resources than the Corporation, for deposits, loans and service business. Money market mutual funds, brokerage houses and similar institutions currently provide many of the financial services offered by the Corporation's subsidiaries.

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

EMPLOYEES

       As of February 28, 1997, the Corporation and its subsidiaries, including Southwest, had 985 full-time and 244 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

MERGERS, ACQUISITIONS AND DIVESTITURE

       See "Mergers, Acquisitions and Divestiture" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders.


STATISTICAL DISCLOSURE

       Statistical disclosure information regarding the Corporation is included in the Management's Discussion and Analysis, which is incorporated by reference to the Corporation's Annual Report to Stockholders (see Part II, Item 7 below). The following information is contained therein:

       I.        Distribution of Assets, Liabilities and Stockholders' Equity;
                 Interest Rates and Interest Differential


       II.       Investment Portfolio


       III.      Loan Portfolio


       IV.       Summary of Loan Loss Experience


       V.        Deposits


       VI.       Return on Equity and Assets


       VII.      Short-Term Borrowings

ITEM 2.  PROPERTIES

       The Corporation is constructing a new six-story building in Hermitage, Pennsylvania to serve as its corporate headquarters and share with its lead banking affiliate, First National. The operations of the Corporation and First National are currently conducted at two primary locations owned by First
National: Hermitage Square and a data processing facility, both located in Hermitage, Pennsylvania. Operations for Metropolitan are conducted at a 17-story facility owned by Metropolitan at One Federal Plaza West, Youngstown, Ohio. At December 31, 1996, Metropolitan occupied approximately 44% of the rentable space, with the remaining rentable space being subleased to third parties.

       The banking and consumer finance subsidiaries' branch offices are located in 26 counties in Pennsylvania, 6 counties in eastern Ohio and 1 county in western New York. At December 31, 1996, the Corporation's subsidiaries owned 43 of the Corporation's 95 branch locations and leased the remaining 52 branch locations under operating leases expiring at various dates through the year 2010. For additional information regarding the lease commitments and locations of the 95 offices of the Corporation, see the Premises and Equipment footnote and the Market Area map in the Annual Report to Shareholders.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

       The names, ages and positions of the executive officers of the Corporation, as of February 28, 1997, are as follows:

NAME                                          AGE           POSITION HELD
Peter Mortensen                               61            Chairman, President and Director

Stephen J. Gurgovits                          53            Executive Vice President and Director

John W. Rose                                  47            Executive Vice President

William J. Rundorff                           48            Executive Vice President

Gary L. Tice                                  49            Executive Vice President and Director

Samuel K. Sollenberger                        59            Vice President and Director

John D. Waters                                50            Vice President and Chief Financial Officer

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

       Mr. Gary L. Tice is Executive Vice President of the Corporation (1997 to the present), Chairman of the Board, President and Chief Executive Officer of Southwest Banks, Inc. (1988 to the present) and Chairman of the Board of First National Bank of Naples (1988 to the present).

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

PART II

       Information relating to Items 5, 6, 7 and 8 is provided in the Corporation's 1996 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated herein by reference:

                                                                                             PAGES IN 1996
                                                                                             ANNUAL REPORT
CAPTION IN 1996 ANNUAL REPORT TO STOCKHOLDERS                                               TO STOCKHOLDERS
ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND
              RELATED STOCKHOLDER MATTERS                                                         51

ITEM 6.       SELECTED FINANCIAL DATA                                                             39

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                       40

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                         13




ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Information relating to directors of the Corporation is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 23, 1997. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is provided in
Part I.

ITEM 11.  EXECUTIVE COMPENSATION

       Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 23, 1997. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 23, 1997. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       None.





                                     III-1

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.       FINANCIAL STATEMENTS

              The following consolidated financial statements and report of independent auditors of F.N.B. Corporation and subsidiaries, included in the Corporation's 1996 Annual Report to Stockholders, are incorporated herein by reference to Item 8:

                                                                             PAGES IN 1996
                                                                             ANNUAL REPORT
                                                                             TO STOCKHOLDERS
                     Consolidated Balance Sheet                                    14
                     Consolidated Income Statement                                 15
                     Consolidated Statement of Stockholders' Equity                16
                     Consolidated Statement of Cash Flows                          17
                     Notes to Consolidated Financial Statements                    18
                     Report of Independent Auditors                                38
                     Quarterly Earnings Summary                                    32


(A)  2.       FINANCIAL STATEMENT SCHEDULES

              All Schedules are omitted because they are not applicable.


(A)  3.       EXHIBITS

              The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-4 and are incorporated by reference.

(B)           REPORTS ON FORM 8-K

              A report on Form 8-K , dated November 13, 1996, was filed by the Corporation. The Form 8-K disclosed pro forma financial information for the period ended September 30, 1996, relating to the merger agreement between F.N.B. Corporation and Southwest Banks, Inc. and consolidated financial information for Southwest Banks, Inc.

              A report on Form 8-K, dated November 15, 1996, was filed by the Corporation. The Form 8-K disclosed information relating to the definitive merger agreement between F.N.B. Corporation and West Coast Bancorp, Inc.

              A report on Form 8-K, dated January 24, 1997, was filed by the Corporation. The Form 8-K disclosed information relating to the consummation of the merger with Southwest Banks, Inc.

              A report on Form 8-K, dated March 5, 1997, was filed by the Corporation. The Form 8-K included Audited Supplemental Consolidated Financial Statements for the years ended December 31, 1995, 1994 and 1993 with Report of Independent Auditors and Management's Discussion and Analysis.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      F.N.B. CORPORATION


                                      By /s/ Peter Mortensen
                                        ---------------------------------------
                                        Peter Mortensen, Chairman and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Peter Mortensen                                 Chairman, President and                    February 25, 1997
---------------------------                         Director (Principal
Peter Mortensen                                     Executive Officer)


/s/ Stephen J. Gurgovits                            Executive Vice President                   February 25, 1997
---------------------------                         and Director
Stephen J. Gurgovits


                                                    Executive Vice President
---------------------------                         and Director
Gary L. Tice


                                                    Vice President and Director
---------------------------
Samuel K. Sollenberger


/s/ John D. Waters                                  Vice President and Chief                   February 25, 1997
---------------------------                         Financial Officer (Principal
John D. Waters                                      Accounting Officer)


                                                    Director
---------------------------
W. Richard Blackwood


/s/ William B. Campbell                             Director                                   February 25, 1997
---------------------------
William B. Campbell


/s/ Charles T. Cricks                               Director                                   February 25, 1997
---------------------------
Charles T. Cricks


/s/ Henry M. Ekker                                  Director                                   February 25, 1997
---------------------------
Henry M. Ekker


                                                    Director
---------------------------
Thomas C. Elliott


/s/ Thomas W. Hodge                                 Director                                   February 25, 1997
---------------------------
Thomas W. Hodge

                                                    Director
---------------------------
James S. Lindsay


/s/ George E. Lowe                                  Director                                   February 25, 1997
---------------------------
George E. Lowe


/s/ Paul P. Lynch                                   Director                                   February 25, 1997
---------------------------
Paul P. Lynch


                                                    Director
---------------------------
Edward J. Mace


                                                    Director
---------------------------
Robert S. Moss


                                                    Director
---------------------------
Richard C. Myers


                                                    Director
---------------------------
John R. Perkins


/s/ William A. Quinn                                Director                                   February 25, 1997
---------------------------
William A. Quinn


                                                    Director
---------------------------
George A. Seeds


/s/ William J. Strimbu                              Director                                   February 25, 1997
---------------------------
William J. Strimbu


/s/ Archie O. Wallace                               Director                                   February 25, 1997
---------------------------
Archie O. Wallace


/s/ Joseph M. Walton                                Director                                   February 25, 1997
---------------------------
Joseph M. Walton


/s/ James T. Weller                                 Director                                   February 25, 1997
---------------------------
James T. Weller


                                                    Director
---------------------------
Eric J. Werner


                                                    Director
---------------------------
Donna C. Winner

INDEX TO EXHIBITS

   The following exhibits are filed or incorporated by reference as part of this report:

3.1. Restated Articles of Incorporation of the Corporation as currently in effect and any amendments thereto. (filed herewith).

3.2. By-laws of the Corporation as currently in effect. (incorporated by reference to Exhibit 4 of the Corporation's Form 10-Q for the quarter ended June 30, 1994).

4 The rights of holders of equity securities are defined in portions of the Restated Articles of Incorporation and By-laws. The Restated
           Articles of Incorporation are incorporated by reference to
           Exhibit 3.1. of the registrant's Form 10-K for the year ended
           December 31, 1996.  The By-laws are incorporated by reference to
           Exhibit 4 of the registrant's Form 10-Q for the quarter ended June
           30, 1994.  A designation statement defining the rights of F.N.B.
           Corporation Series A - Cumulative Convertible Preferred Stock is incorporated by reference to Form S-14, Registration Statement of F.N.B. Corporation, File No. 2-96404. A designation statement defining the rights of F.N.B. Corporation Series B - Cumulative
           Convertible Preferred Stock is incorporated by reference to Exhibit 4 of the registrant's Form 10- Q for the quarter ended June 30, 1992.
           The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

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

10.5.      Revised and Restated Amendment No. 2 to Employment Agreement between
           F.N.B. Corporation and Peter Mortensen. (incorporated by reference to Exhibit 10.5. of the Corporation's Form 10-Q for the quarter ended
           September 30, 1996).

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

10.13.     Employment Agreement between F.N.B. Corporation and John D. Waters.
           (incorporated by reference to Exhibit 10.13. of the Corporation's
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1995).

10.14.     F.N.B. Corporation Restricted Stock and Incentive Bonus Plan.
           (incorporated by reference to Exhibit 10.13. of the Corporation's
           Annual Report on Form 10-K for the fiscal year ended December 31,
           1995).

10.15. F.N.B. Corporation 1996 Stock Option Plan. (incorporated by reference to Exhibit 10.13. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.16. F.N.B. Corporation Director's Compensation Plan. (incorporated by reference to Exhibit 10.13. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

11         Statement re computation of per share earnings.  (filed herewith).

13         Annual Report to Stockholders.  (filed herewith).

21         Subsidiaries of the Registrant.  (filed herewith).

23 Consent of Ernst & Young LLP, Independent Auditors. (filed herewith).

27         Financial Data Schedule.  (filed herewith).