Form 10-Q
period 1997-03-31
FNB CORP/PA
filed 1997-05-14
CIK 37808

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               --------------
                                    OR
   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               ---------------------    --------------------
Commission file number 0-8144
                       ------

                             F.N.B. CORPORATION
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

       Pennsylvania                                25-1255406
----------------------------              ---------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                 Hermitage Square, Hermitage, PA  16148
---------------------------------------------------------------------------
          (Address of principal executive offices) (Zip Code)

                           (412) 981-6000
---------------------------------------------------------------------------
          (Registrant's telephone number, including area code)



                            Not applicable
--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
Yes        No
   ---       ----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                             Outstanding at April 30, 1997
          -----                             -----------------------------

Common Stock, $2 Par Value                        14,045,908 Shares
--------------------------                        -----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 1997

INDEX

PART I - FINANCIAL INFORMATION                              PAGE

Item 1.   Financial Statements

             Consolidated Balance Sheet                       2
             Consolidated Income Statement                    3
             Consolidated Statement of Cash Flows             4
             Notes to Consolidated Financial Statements       5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                           6


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                  12

Item 2.   Changes in Securities                              12

Item 3.   Defaults Upon Senior Securities                    12

Item 4.   Submission of Matters to a Vote of Security
          Holders                                            12

Item 5.   Other Information                                  12

Item 6.   Exhibits and Reports on Form 8-K                   12

Signatures                                                   14

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited
                                        MARCH 31,   DECEMBER 31,
                                          1997         1996
                                       ----------- -------------
ASSETS
Cash and due from banks             $      79,542   $     95,035
Interest bearing deposits with banks        2,243          1,334
Federal funds sold                         22,040          6,225
Loans held for sale                         5,368          9,610
Securities available for sale             302,571        301,341
Securities held to maturity (fair
  value of $148,601 and $156,663)         150,047        157,659

Loans, net of unearned income of
  $22,447 and $23,371                   1,643,444      1,621,922
Allowance for loan losses                 (27,037)       (26,382)
                                    -------------   ------------
    NET LOANS                           1,616,407      1,595,540
                                    -------------   ------------

Premises and equipment                     42,373         41,057
Other assets                               47,279         45,210
                                    -------------   ------------
                                    $   2,267,870   $  2,253,011
                                    =============   ============
LIABILITIES
Deposits:
  Non-interest bearing              $     214,922   $    202,049
  Interest bearing                      1,676,399      1,655,401
                                    -------------   ------------
    TOTAL DEPOSITS                      1,891,321      1,857,450

Other liabilities                          28,824         33,194
Short-term borrowings                     115,989        143,992
Long-term debt                             45,735         35,088
                                    -------------   ------------
    TOTAL LIABILITIES                   2,081,869      2,069,724
                                    -------------   ------------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Outstanding - 323,268 and 352,531 shares
  Aggregate liquidation value -
    $8,082 and $8,813                       3,233          3,525
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Outstanding - 12,175,196 and 12,115,349 shares
                                           24,350         24,231
Additional paid-in capital                 92,608         92,376
Retained earnings                          66,553         61,894
Net unrealized securities gains               721          2,748
Treasury stock - 58,301 and 62,723 shares at cost
                                           (1,464)        (1,487)
                                     ------------   ------------
    TOTAL STOCKHOLDERS' EQUITY            186,001        183,287
                                     ------------   ------------
                                     $  2,267,870   $  2,253,011
                                     ============   ============

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

Three Months Ended March 31               1997           1996
                                       ----------     ----------
INTEREST INCOME
Loans, including fees                  $   37,530     $   34,963
 Securities:
  Taxable                                   5,754          5,628
  Tax exempt                                  497            446
  Dividends                                   262            237
Other                                         577            771
                                       ----------     ----------
    TOTAL INTEREST INCOME                  44,620         42,045
                                       ----------     ----------

INTEREST EXPENSE
Deposits                                   16,648         16,059
Short-term borrowings                       1,418          1,209
Long-term debt                                754            742
                                       ----------     ----------
    TOTAL INTEREST EXPENSE                 18,820         18,010
                                       ----------     ----------
    NET INTEREST INCOME                    25,800         24,035
Provision for loan losses                   1,987          1,593
                                       ----------     ----------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES            23,813         22,442
                                       ----------     ----------

NON-INTEREST INCOME
Insurance commissions and fees              1,031            921
Service charges                             2,600          2,445
Trust                                         439            384
Gain on sale of securities                    493            288
Other                                         947            488
                                       ----------     ----------
    TOTAL NON-INTEREST INCOME               5,510          4,526
                                       ----------     ----------
                                           29,323         26,968
                                       ----------     ----------
NON-INTEREST EXPENSES
Salaries and employee benefits             10,866          9,719
Net occupancy                               1,589          1,490
Amortization of intangibles                   237            270
Equipment                                   1,390          1,334
Deposit insurance                             192            309
Other                                       5,225          5,653
                                       ----------     ----------
    TOTAL NON-INTEREST EXPENSES            19,499         18,775
                                       ----------     ----------
    INCOME BEFORE INCOME TAXES              9,824          8,193
Income taxes                                3,171          2,525
                                       ----------     ----------
    NET INCOME                         $    6,653     $    5,668
                                       ==========     ==========

NET INCOME PER COMMON SHARE:
  Primary                              $      .50     $      .43
                                       ==========     ==========
  Fully Diluted                        $      .49     $      .41
                                       ==========     ==========

CASH DIVIDENDS PER COMMON SHARE        $      .15     $      .15
                                       ==========     ==========

AVERAGE COMMON SHARES OUTSTANDING      12,674,891     12,484,692
                                       ==========     ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Three Months Ended March 31               1997           1996
                                       ----------     ----------

OPERATING ACTIVITIES
Net income                             $    6,653     $    5,668
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization           1,454          1,487
    Provision for loan losses               1,987          1,593
    Deferred taxes                           (564)           448
    Net gain on sale of securities           (493)          (288)
    Net gain (loss) on sale of loans         (477)           (73)
    Proceeds from sale of loans             6,395          2,841
    Loans originated for sale              (1,676)        (2,318)
     Net change in:
      Interest receivable                  (1,926)          (445)
      Interest payable                        500          1,084
    Other, net                             (4,269)           514
                                       ----------     ----------
      Net cash flows from operating activities
                                            7,584         10,511
                                       ----------     ----------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks       (909)        (1,283)
  Federal funds sold                      (15,815)        28,270
  Loans                                   (22,084)       (30,957)
 Securities available for sale:
  Purchases                               (86,910)       (58,136)
  Sales                                    14,388         23,389
  Maturities                               68,580         25,773
Securities held to maturity:
  Purchases                                (1,867)       (25,837)
    Maturities                              9,471          7,899
Increase in premises and equipment         (2,534)        (3,076)
                                       ----------     ----------
      Net cash flows from investing activities
                                          (37,680)       (33,958)
                                       ----------     ----------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits            12,873         (5,534)
  Interest bearing deposits                20,998         35,716
  Short-term borrowings                   (28,003)          (743)
Increase in long-term debt                 11,671          1,710
Decrease in long-term debt                 (1,024)          (900)
Net acquisition of treasury stock              57             72
Cash dividends paid                        (1,969)        (1,588)
                                       ----------     ----------
         Net cash flows from financing activities
                                           14,603         28,733
                                       ----------     ----------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS
                                          (15,493)         5,286
Cash and due from banks at beginning of period
                                           95,035         83,931
                                       ----------     ----------
CASH AND DUE FROM BANKS AT END OF PERIOD
                                       $   79,542     $   89,217
                                       ==========     ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1997

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements give retroactive effect to the merger of a subsidiary of F.N.B. Corporation (the Corporation) with and into Southwest Banks, Inc. (Southwest). The merger which was consummated on January 21, 1997 resulted in the Corporation issuing a total of 2,851,907 shares of common stock. This transaction has been accounted for on a pooling-of-interests basis, and the financial statements prior to the combination have been restated to reflect the Southwest acquisition. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto incorporated by reference in the Corporation's annual report on Form 10-K for the year ended December 31, 1996.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the amounts reported in the financial statements. Actual results could differ from those estimates.

PER SHARE AMOUNTS

     Per share amounts are adjusted for the common stock dividends, including the 5% stock dividend approved on April 23, 1997.

     Primary earnings per common share is calculated by dividing net income, adjusted for preferred stock dividends declared, by the sum of the weighted average number of shares of common stock outstanding and the number of shares of common stock which would be issued assuming the exercise of vested stock options during each period.

     Fully diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming the conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance and the exercise of vested stock options.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of FAS No. 128 on the calculations of primary and fully diluted earnings per share is immaterial for the quarters ended March 31, 1997 and 1996.

     Cash dividends per common share are based on the actual cash dividends declared adjusted for stock dividends. Book value per common share is based on shares outstanding at each period end adjusted retroactively for stock dividends.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information (in thousands):

     Three months ended March 31              1997         1996
                                            --------     --------
     Cash paid for:
     Interest                               $ 18,320     $ 16,926

     Noncash Investing and Financing Activities:
     Acquisition of real estate in settlement of loans
                                                  64           33
     Loans granted in the sale of other real estate
                                                 821          139

MERGERS AND DIVESTITURE

     F.N.B. Corporation (the Corporation) completed its merger with Southwest Banks, Inc. (Southwest), a bank holding company headquartered in Naples, Florida, effective January 21, 1997. Under the terms of the merger agreement, each outstanding share of Southwest's common stock was converted into .819 share of the Corporation's common stock with cash being paid in lieu of fractional shares. A total of 2,851,907 shares of the Corporation's common stock were issued. Results for 1996 are restated to reflect this acquisition as a pooling of interests.

     Operating results of the Corporation and Southwest for the three months ended March 31, 1996, prior to restatement are (in thousands):

                                    F.N.B.
                                Corporation    Southwest    Combined
                                -----------    ----------  ----------
     Net interest income          $ 19,587      $  4,178    $ 24,035
     Net income                      4,867           801       5,668

      The Corporation completed its merger with West Coast Bancorp, Inc. (West Coast), a bank holding company headquartered in Cape Coral, Florida, effective April 18, 1997. Under the terms of the merger agreement, each outstanding share of West Coast's common stock was converted into .794 share of the Corporation's common stock with cash being paid in lieu of fractional shares. A total of 1,197,128 shares of the Corporation's common stock were issued. At the time of the merger, West Coast had total assets and deposits of $192 million and $156 million, respectively. The transaction was accounted for as a pooling of interests.

      On November 6, 1996, the Corporation announced an arrangement with Sun Bancorp, Inc. (Sun), a bank holding company headquartered in Selinsgrove, Pennsylvania, with assets of approximately $373 million. Under the agreement, Sun will receive 100% of the ownership of Bucktail Bank and Trust Company, a subsidiary of the Corporation, having total assets of approximately $120 million. The Corporation will receive Sun stock worth approximately
$18.6 million, which represents a 13.8% ownership of Sun. The transaction is expected to close during the second quarter of 1997.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the significant source of liquidity provided by its available for sale securities portfolio, the Corporation has sufficient sources of funds available to meet its cash needs.

     Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $17.0 million was unused at March 31, 1997. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve System, as well as other funding sources.

     Through the review of the gap analysis and net interest income simulation modeling, management continually monitors the Corporation's exposure to changing interest rates. Management attempts to mitigate repricing mismatches through asset and liability pricing and matched maturity funding.

     Interest rate sensitivity estimates the impact that future changes in interest rates will have on net interest income. The gap is one measurement of risk inherent in the balance sheet as it relates to changes in interest rates and their effect on net interest income.

     The gap analysis which follows is based on the amortizations, maturities and repricing of assets and liabilities. Non-maturity deposit balances have been allocated to various repricing intervals to estimate their characteristics. The cumulative gap reflects the net position of assets and liabilities repricing in specified time periods. Based on the cumulative one year gap and assuming no restructuring or modifications to asset/liability composition, a rise in interest rates would result in a minimal reduction in net interest income.

     Following is the gap analysis as of March 31, 1997 (in thousands):

                       WITHIN      4-12      1-5       OVER
                      3 MONTHS    MONTHS    YEARS    5 YEARS     TOTAL
                      --------- ---------- -------- ---------- ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks          $   2,143 $     100                      $    2,243
Federal funds sold       22,040                                    22,040
Loans held for sale       5,368                                     5,368
Securities:
  Available for sale     22,227     28,406 $ 200,741 $  51,197    302,571
  Held to maturity       12,843     49,335    77,762    10,107    150,047
Loans, net of unearned  398,347    367,024   630,673   247,400  1,643,444
                      --------- ---------- --------- --------- ----------
                        462,968    444,865   909,176   308,704  2,125,713
Other assets                                           142,157    142,157
                      --------- ---------- --------- --------- ----------
                      $ 462,968  $ 444,865 $ 909,176 $ 450,861 $2,267,870
                      ========= ========== ========= ========= ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking   $  96,864                      $ 178,235 $  275,099
  Savings               193,930                        344,505    538,435
  Time deposits         205,445  $ 366,931 $ 290,424        65    862,865
Short-term borrowings    73,627     11,673              30,689    115,989
Long-term debt            1,778      8,092    20,851    15,014     45,735
                      --------- ---------- --------- --------- ----------
                        571,644    386,696   311,275   568,508  1,838,123
Other liabilities                                      243,746    243,746
Stockholders' equity                                   186,001    186,001
                      --------- ---------- --------- --------- ----------
                      $ 571,644  $ 386,696 $ 311,275 $ 998,255 $2,267,870
                      ========= ========== ========= ========= ==========

PERIOD GAP            $(108,676) $  58,169 $ 597,901 $(547,394)
                      ========= ========== ========= =========

CUMULATIVE GAP        $(108,676) $ (50,507)$ 547,394
                      ========= ========== =========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS         (4.8%)     (2.2%)   (24.1%)
                      ========= ========== =========

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)             0.81       0.95      1.43      1.16
                      ========= ========== ========= =========

CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     The capital management function is a continuous process. Central to this process is internal equity generation accomplished by earnings retention. Since December 31, 1996, stockholders' equity has increased $4.7 million as a result of earnings retention. For the three months ended March 31, 1997, the return on average equity was 14.44%. Total cash dividends declared represented 29.59% of net income. Book value per share was $13.98 at March 31, 1997, compared to $13.79 at December 31, 1996.

NON-PERFORMING ASSETS AND ALLOWANCE FOR LOAN LOSSES

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, unpaid interest credited to income in the current year is reversed and unpaid interest accrued in prior years is charged against the allowance for loan losses. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     Following is a summary of non-performing assets (dollars in thousands):

                                               MARCH 31,        DECEMBER 31,
                                                 1997               1996
                                             ------------       ------------
Non-performing assets:
  Non-accrual loans                             $ 7,591            $ 6,998
  Restructured loans                              2,071              2,146
                                                -------            -------
    Total non-performing loans                    9,662              9,144
Other real estate owned                           3,027              4,518
                                                -------            -------
    Total non-performing assets                 $12,689            $13,662
                                                =======            =======

Asset quality ratios:
  Non-performing loans as percent of total loans    .59%              .56%
  Non-performing assets as percent of total assets  .56%              .61%

     Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the present value of projected future cash flows or the value of any underlying collateral, recognizing losses where appropriate.

     Management's analysis of the allowance for loan losses includes the evaluation of the loan portfolio based on internally generated loan review reports and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors which are evaluated include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. Historical loss experience on the remaining portfolio segments is considered in conjunction with current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration and concentrations of credit risk.

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                      1997      1996
                                                    --------  --------
Balance at beginning of period                       $26,382   $23,135

Charge-offs                                           (1,563)   (1,774)
Recoveries                                               231       422
                                                     -------   -------
  Net charge-offs                                     (1,332)   (1,352)

Provision for loan losses                              1,987     1,593
                                                     -------   -------
Balance at end of period                             $27,037   $23,376
                                                     =======   =======

Allowance for loan losses to:
  Total loans, net of unearned income                   1.65%     1.44%
  Non-performing loans                                279.83%   255.64%

REGULATORY MATTERS

     The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of March 31, 1997, that the Corporation and each of its banking subsidiaries meet all capital adequacy requirements to which they are subject. Following are capital ratios as of March 31, 1997 for the Corporation (dollars in thousands):

                                                                   To Be Well
                                                               Capitalized Under
                                             For Capital       Prompt Corrective
                            Actual        Adequacy Purposes    Action Provisions
                      -----------------   ------------------   ----------------
                        Amount   Ratio      Amount    Ratio      Amount   Ratio
                      --------- -------   ---------- -------   --------- -------
Total Capital          $213,167    13.6%   $125,582      8.0%   $156,977   10.0%
  (to risk-weighted assets)
Tier 1 Capital          183,421    11.7%     62,791      4.0%     94,186    6.0%
  (to risk-weighted assets)
Tier 1 Capital          183,421     8.1%     90,193      4.0%    112,742    5.0%
  (to average assets)

     As of December 31, 1996, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action.

FINANCIAL INFORMATION SUMMARY

     Net income for the first three months of 1997 was $6.7 million compared to $5.7 million for the first three months of 1996. Primary earnings per share for those periods were $.50 and $.43, respectively, and $.49 and $.41 on a fully diluted basis. Highlights for the first three months of 1997 include:

  * A 14.45% return on average equity and a 1.19% return on average assets.

  * A net interest margin on a fully taxable equivalent basis of 5.01%.

FIRST THREE MONTHS OF 1997 AS COMPARED TO FIRST THREE MONTHS OF 1996:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Three Months Ended March 31                1997                         1996
                              ----------------------------- -----------------------------
                              AVERAGE                YIELD/  AVERAGE               YIELD/
                              BALANCE   INTEREST      RATE   BALANCE   INTEREST     RATE
                              --------- --------- --------- --------- --------- ---------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                  $    1,697 $     40      9.35%  $    3,981 $     62    6.21%
Federal funds sold               41,581      537      5.16       52,414      710    5.42
Securities:
 U.S. Treasury and other
  U.S. Government agencies
  and corporations              373,642    5,754      6.25      376,650    5,628    6.01
 States of the U.S. and
  political subdivisions(1)<F1>  48,939      723      5.91       43,100      646    6.00
 Other securities(1)<F1>         21,995      290      5.28       18,133      261    5.75
Loans (1) (2)<F1><F2>         1,639,510   37,761      9.34    1,473,423   35,299    9.64
                             ---------- --------             ---------- --------
  Total interest
   earning assets             2,127,364   45,105      8.59    1,967,701   42,606    8.71
                             ---------- --------             ---------- --------
   Cash and due from banks       68,004                          77,421
Allowance for loan losses       (26,916)                        (23,373)
Premises and equipment           41,905                          37,281
Other assets                     48,299                          48,252
                             ----------                      ----------
                             $2,259,421                      $2,107,282
                             ==========                      ==========
LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand     $  286,991 $ 1,524       2.15   $  270,428 $  1,475    2.19
 Savings                        518,269   3,577       2.80      443,154    2,808    2.55
 Other time                     864,858  11,547       5.41      852,731   11,776    5.55
Short-term borrowings           122,554   1,418       4.69       83,786    1,209    5.80
Long-term debt                   39,802     754       7.58       40,138      742    7.39
                              --------- -------              ---------- --------

  Total interest
   bearing liabilities        1,832,474  18,820       4.16    1,690,237   18,010    4.28
                             ---------- -------              ---------- --------
Non-interest bearing
 demand deposits                205,985                         201,020
Other liabilities                34,224                          42,440
                             ----------                      ----------
                              2,072,683                       1,933,697
                             ----------                      ----------

STOCKHOLDERS' EQUITY            186,738                         173,585
                             ----------                      ----------
                             $2,259,421                      $2,107,282
                             ==========                      ==========
Excess of interest earning
 assets over interest
 bearing liabilities         $  294,890                      $  277,464
                             ==========                      ==========

Net interest income                    $ 26,285                         $ 24,596
                                       ========                         ========

Net interest spread                                   4.43%                         4.43%
                                                      ======                        =====

Net interest margin (3)<F3>                            5.01%                         5.01%
                                                      ======                        =====

<F1>
(1) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35% adjusted for certain federal tax preferences.
<F2>
(2) Average balance includes non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.
<F3>
(3) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first three months of 1997, net interest income, on a fully taxable equivalent basis, totaled $26.3 million, representing a 6.87% increase over the first three months of 1996. Net interest income consisted of interest income of $45.1 million and interest expense of $18.8 million for the first three months of 1997 compared to $42.6 million and $18.0 million for each, respectively, for the first three months of 1996. Net interest margin fell to 5.01% at March 31, 1997 from 5.03% at March 31, 1996.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the three months ending March 31, 1997 as compared to the three months ending March 31, 1996 (in thousands):

                                              VOLUME   RATE      NET
                                             -------  -------  -------
INTEREST INCOME
Interest bearing deposits with banks         $   (51) $    29  $   (22)
Federal funds sold                              (130)     (43)    (173)
Securities:
  U.S. Treasury and other U.S.
    Government agencies and corporations         (45)     171      126
  States of the U.S. and political subdivisions   83       (6)      77
  Other securities                                47      (18)      29
Loans                                          3,713   (1,251)   2,462
                                             -------  -------   ------
                                               3,617   (1,118)   2,499
                                             -------  -------   ------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                         86      (37)      49
  Savings                                        529      240      769
  Other time                                     164     (393)    (229)
Short-term borrowings                            394     (185)     209
Long-term debt                                    (6)      18       12
                                             -------  -------   ------
                                               1,167     (357)     810
                                             -------  -------   ------
NET CHANGE                                   $ 2,450  $  (761) $ 1,689
                                             =======  =======  =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

     Interest income on loans, on a fully taxable equivalent basis, increased 6.84% from $35.3 million for the three months ended March 31, 1996 to $37.8 million for the three months ended March 31, 1997. This increase was the result of an increase in average loans of 11.27% over this same period last year.

     Interest expense on deposits increased $589,000 or 3.67% for the three months ended March 31, 1997, compared to the three months ended March 31, 1996. This increase was the result of an increase in average deposits of 6.63% over this same three month period. Interest expense on short-term borrowings increased $209,000 or 17.29% for these same periods due to an increase in average short-term borrowings of 46.27%.

     The provision for loan losses totaled $2.0 million for the first three months of 1997, as compared to $1.6 million for the first three months of 1996. The increase in the provision for loan losses is a result of an increase in loan originations and management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors relevant to the collectibility of the portfolio.

     Total non-interest income increased 21.85% during the first three months of 1997 compared to the same period of 1996. This increase was attributable to increases recognized on the sale of equity securities.

    Total non-interest expenses increased 3.88% during the first three months of 1997, compared to the first three months of 1996. This increase was attributable to normal increases in compensation and the opening of additional offices since the first three months of 1996.

     Income before taxes was $9.8 million for the first three months of 1997, representing an increase of $1.6 million or 19.91% over the same period of 1996. Income taxes increased $646,000 or 25.58% over the same periods.

     Consolidated net income was $6.7 million for the first three months of 1997, representing a $985,000 or 17.38% increase over the first three months of 1996. The Corporation's return on average assets was 1.19% and 1.08% for the three months ended March 31, 1997 and 1996, while the return on average equity was 14.45% and 13.13% for those same periods, respectively.

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

     Not applicable

ITEM 5.     OTHER INFORMATION

     Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

11.  F.N.B. Corporation
     STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
     Dollars in thousands
                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              -----------------------
                                                 1997         1996
                                              ----------   ----------
     PRIMARY

     Net Income                               $    6,653   $    5,668
     Less:  Preferred Stock
     Dividends Declared                             (160)        (210)
                                              ----------   ----------
     Net Income Applicable to Common Stock    $    6,493   $    5,458
                                              ==========   ==========

     Average Common Shares Outstanding        12,674,891   12,484,692
     Net Effect of Dilutive Stock Options
       and Stock Warrants - Based on the
       Treasury Stock Method Using Average
       Market Price                              322,836      226,434
                                              ----------   ----------
                                              12,997,727   12,711,126
                                              ==========   ==========
     Net Income per Common Share                    $.50         $.43
                                                    ====         ====


     FULLY DILUTED

     Net Income Applicable to Common Stock    $    6,653   $    5,668
                                              ==========   ==========

     Average Common Shares Outstanding        12,674,891   12,484,692
     Series A Convertible Preferred Stock         24,479       32,353
     Series B Convertible Preferred Stock        674,499      916,577
     Net Effect of Dilutive Stock Options
       and Stock Warrants - Based on the
       Treasury Stock Method Using the
       Period-End Market Price, If Higher
      than Average Market Price                  325,234      241,256
                                              ----------   ----------
                                              13,699,103   13,674,878
                                              ==========   ==========

     Net Income per Common Share                    $.49         $.41
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

     A report on Form 8-K, dated April 21, 1997, was filed by the Corporation. The Form 8-K disclosed information relating to the consummation of the merger with West Coast Bancorp, Inc.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          F.N.B. Corporation
                                          ------------------------------
                                          (Registrant)



Dated: May 14, 1997                       /s/Peter Mortensen
      ------------------------------      ------------------------------
                                          Peter Mortensen
                                          Chairman and President
                                          (Principal Executive Officer)

Dated: May 14, 1997                       /s/John D. Waters
      ------------------------------      ------------------------------
                                          John D. Waters
                                          Vice President and Chief Financial
                                          Officer (Principal Financial Officer)