Form 10-Q
period 1997-06-30
FNB CORP/PA
filed 1997-08-14
CIK 37808

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               ---------------------------------------------
                                    OR
   [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to
                               -------------------    ---------------------

Commission file number 0-8144
                       ------

                            F.N.B. CORPORATION
---------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

        Pennsylvania                                    25-1255406
-------------------------------                 ---------------------------
(State or other jurisdiction of                 (I.R.S. Employer
 incorporation or organization)                  Identification No.)

                     Hermitage Square, Hermitage, PA  16148
----------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                               (412) 981-6000
----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                              Not applicable
----------------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

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
Yes        No
   ---       ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                               Outstanding at July 31, 1997
          -----                               ----------------------------

Common Stock, $2 Par Value                          14,081,550 Shares
--------------------------                          -----------------

F.N.B. CORPORATION
FORM 10-Q
June 30, 1997

INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements

           Consolidated Balance Sheet                                      2
           Consolidated Income Statement                                   3
           Consolidated Statement of Cash Flows                            4
           Notes to Consolidated Financial Statements                      5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         7


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                15

Item 2.  Changes in Securities                                            15

Item 3.  Defaults Upon Senior Securities                                  15

Item 4.  Submission of Matters to a Vote of Security Holders              15

Item 5.  Other Information                                                15

Item 6.  Exhibits and Reports on Form 8-K                                 15

Signatures                                                                18

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
                                                  JUNE 30,       DECEMBER 31,
                                                    1997             1996
                                                -------------    ------------
                                                  UNAUDITED
                                                -------------
ASSETS
Cash and due from banks                         $      94,404      $    107,476
Interest bearing deposits with banks                    1,417             1,334
Federal funds sold                                      8,750             6,425
Loans held for sale                                     7,078             9,610
Securities available for sale                         310,301           322,068
Securities held to maturity (fair
  value of $150,047 and $173,677)                     150,689           174,551

Loans, net of unearned income of
  $22,838 and $23,763                               1,710,043         1,728,132
Allowance for loan losses                             (28,075)          (27,800)
                                                -------------      ------------
    NET LOANS                                       1,681,968         1,700,332
                                                -------------      ------------

Premises and equipment                                 50,886            46,714
Other assets                                           66,852            49,897
                                                -------------      ------------
                                                $   2,372,345       $ 2,418,407
                                                =============      ============
LIABILITIES
Deposits:
  Non-interest bearing                          $     218,471       $   231,264
  Interest bearing                                  1,729,909         1,782,624
                                                -------------      -------------
    TOTAL DEPOSITS                                  1,948,380         2,013,888

Other liabilities                                      35,531            34,825
Short-term borrowings                                 130,305           112,230
Long-term debt                                         48,859            58,179
                                                -------------      ------------
    TOTAL LIABILITIES                               2,163,075         2,219,122
                                                -------------      ------------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Outstanding - 306,055 and 352,531 shares
  Aggregate liquidation value -
    $7,653 and $8,813                                   3,061             3,525
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Outstanding - 14,081,550 and 13,305,369 shares       28,163            26,611
Additional paid-in capital                            116,760           101,445
Retained earnings                                      60,349            66,625
Net unrealized securities gains                         2,299             2,566
Treasury stock - 56,343 and 62,723 shares at cost      (1,362)           (1,487)
                                                -------------      ------------
    TOTAL STOCKHOLDERS' EQUITY                        209,270           199,285
                                                -------------      ------------
                                                $   2,372,345      $  2,418,407
                                                =============      ============

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                    THREE MONTHS ENDED       SIX MONTHS ENDED
                                         JUNE 30,                JUNE 30,
                                  ----------------------  ---------------------
                                     1997        1996        1997        1996
                                  ----------  ----------  ----------  ---------
INTEREST INCOME

Loans, including fees             $   41,264  $   38,109  $   81,459  $  75,724
Securities:
       Taxable                         6,408       6,200      12,502     12,197
       Tax exempt                        587         584       1,171      1,108
       Dividends                         256         183         543        349
Other                                    584         398       1,366      1,242
                                  ----------  ----------  ----------  ---------
    TOTAL INTEREST INCOME             49,099      45,474      97,041     90,620
                                  ----------  ----------  ----------  ---------
INTEREST EXPENSE
Deposits                              18,624      17,020      36,815     34,353
Short-term borrowings                  1,451       1,308       2,869      2,532
Long-term debt                           854         645       1,608      1,387
                                  ----------  ----------  ----------  ---------
    TOTAL INTEREST EXPENSE            20,929      18,973      41,292     38,272
                                  ----------  ----------  ----------  ---------
    NET INTEREST INCOME               28,170      26,501      55,749     52,348
Provision for loan losses              3,530       1,940       5,758      3,667
                                  ----------  ----------  ----------  ---------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       24,640      24,561      49,991     48,681
                                  ----------  ----------  ----------  ---------

NON-INTEREST INCOME
Insurance commissions and fees         1,075         970       2,106      1,891
Service charges                        2,842       2,739       5,754      5,389
Trust                                    417         382         856        766
Gain (loss)on sale of securities         (54)        295         439        583
Gain on sale of subsidiary             8,042                   8,042
Other                                  1,236         615       2,224      1,500
                                  ----------  ----------  ----------  ---------
    TOTAL NON-INTEREST INCOME         13,558       5,001      19,421     10,129
                                  ----------  ----------  ----------  ---------
                                      38,198      29,562      69,412     58,810
                                  ----------  ----------  ----------  ---------
NON-INTEREST EXPENSES
Salaries and employee benefits        12,410      10,433      24,038     20,840
Net occupancy                          2,098       1,711       3,865      3,364
Equipment                              1,705       1,540       3,260      3,024
Other                                  9,891       6,819      16,129     13,711
                                  ----------  ----------  ----------  ---------
    TOTAL NON-INTEREST EXPENSES       26,104      20,503      47,292     40,939
                                  ----------  ----------  ----------  ---------
    INCOME BEFORE INCOME TAXES        12,094       9,059      22,120     17,871
Income taxes                           4,010       2,901       7,248      5,637
                                  ----------  ----------  ----------  ---------
    NET INCOME                    $    8,084  $    6,158  $   14,872  $  12,234
                                  ==========  ==========  ==========  =========

NET INCOME PER COMMON SHARE:
  Primary                         $      .55  $      .42  $     1.02  $     .84
                                  ==========  ==========  ==========  =========
  Fully Diluted                   $      .54  $      .41  $      .99  $     .82
                                  ==========  ==========  ==========  =========
CASH DIVIDENDS PER COMMON SHARE   $      .16  $      .15  $      .31  $     .30
                                  ==========  ==========  ==========  =========

AVERAGE COMMON SHARES OUTSTANDING 13,990,500  13,798,818  13,962,772  13,794,184
                                  ==========  ==========  ==========  ==========
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Six Months Ended June 30                         1997               1996
                                              ----------        ----------
OPERATING ACTIVITIES
Net income                                    $   14,872        $   12,234
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                  3,895             2,662
    Provision for loan losses                      5,758             3,667
    Deferred taxes                                 1,722               514
    Net (gain)on sale of securities                 (439)             (583)
    Net (gain) loss on sale of loans                (778)             (355)
    Net gain on sale of subsidiary                (8,042)
    Proceeds from sale of loans                    6,395            16,838
    Loans originated for sale                     (3,526)           (9,185)
     Net change in (net of effects of
        sale of subsidiary):
      Interest receivable                         (1,859)             (836)
      Interest payable                              (116)             (322)
    Other, net                                      (357)             (979)
                                              ----------        ----------
    Net cash flows from operating activities      17,525            23,655
                                              ----------        ----------

INVESTING ACTIVITIES
Net change in (net of effects of
    sale of subsidiary):
  Interest bearing deposits with banks              (105)              681
  Federal funds sold                              (2,325)           33,282
  Loans                                          (87,103)          (97,484)
 Securities available for sale:
  Purchases                                     (108,744)          (73,635)
  Sales                                           15,417            21,376
  Maturities                                     100,784            60,726
Securities held to maturity:
  Purchases                                       (6,325)          (36,537)
    Maturities                                    18,734            21,400
Increase in premises and equipment                (8,254)           (5,051)
Net cash paid for divestitures                    (5,976)
                                              ----------        ----------
      Net cash flows from investing activities   (83,897)          (75,242)
                                              ----------        ----------

FINANCING ACTIVITIES
Net change in (net of effects of
    sale of subsidiary):
  Non-interest bearing deposits                      839            (4,645)
  Interest bearing deposits                       47,135            36,805
  Short-term borrowings                           19,185            46,863
Increase in long-term debt                        16,073             6,309
Decrease in long-term debt                       (25,312)          (23,177)
Net acquisition of treasury stock                     19              (583)
Cash dividends paid                               (4,639)           (3,423)
                                              ----------        ----------
      Net cash flows from financing activities    53,300            58,149
                                              ----------        ----------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS
                                                 (13,072)            6,562
Cash and due from banks at beginning of period   107,476            90,656
                                              ----------        ----------
   CASH AND DUE FROM BANKS AT END OF PERIOD   $   94,404        $   97,218
                                              ==========        ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1997

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements give retroactive effect to the mergers of Southwest Banks, Inc. (Southwest) and West Coast Bancorp, Inc. (West Coast) with and into F.N.B. Corporation (the Corporation). The mergers which were consummated on January 21, 1997 and April 18, 1997, resulted in the Corporation issuing 2,851,907 and 1,197,128 shares of common stock, respectively. These transactions have been accounted for as poolings-of-interests, and such financial statements are presented as if the mergers had been consummated for all the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the supplemental consolidated financial statements for the year ended December 31, 1996 and footnotes thereto included in the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 1997.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that effect the amounts reported in the financial statements.
Actual results could differ from those estimates.

PER SHARE AMOUNTS

     Per share amounts are adjusted for the common stock dividends, including the 5% stock dividend issued on May 31, 1997.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating earnings per share, the dilutive effect of stock options will be excluded. The impact of FAS No. 128 on the calculations of primary and fully diluted earnings per share is immaterial for the three month and six month periods ended June 30, 1997 and 1996.

NEW ACCOUNTING STANDARDS

     FAS No. 130, "Reporting Comprehensive Income," establishes new standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non shareholder sources, such as changes in net unrealized securities gains. It includes all changes in equity during a period except those resulting from investments by shareholders and distributions to shareholders. This statement is effective for the Corporation's fiscal year ending December 31, 1998.

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

        Six months ended June 30                     1997           1996
                                                   --------       --------
        Cash paid for:
           Interest                                $ 41,234       $ 38,641
           Income taxes                               4,718          5,598

        Noncash Investing and Financing Activities:
           Acquisition of real estate
             in settlement of loans                     960            409
        Loans granted in the sale of
             other real estate                        1,031            139

MERGERS AND DIVESTITURE

     The Corporation completed its merger with Southwest, a multi-bank holding company headquartered in Naples, Florida, effective January 21, 1997. Under the terms of the merger agreement, each outstanding share of Southwest's common stock was converted into .819 share of the Corporation's common stock with cash being paid in lieu of fractional shares. A total of 2,851,907 shares of the Corporation's common stock were issued.

     The Corporation completed its merger with West Coast, a bank holding company headquartered in Cape Coral, Florida, effective April 18, 1997. Under the terms of the merger agreement, each outstanding share of West Coast's common stock was converted into .794 share of the Corporation's common stock with cash being paid in lieu of fractional shares. A total of 1,197,128 shares of the Corporation's common stock were issued. Results for 1996 are restated to reflect this acquisition as a pooling-of-interests.

     Operating results of the Corporation, Southwest and West Coast for the six months ended June 30, 1996, prior to restatement are (in thousands):


                                  F.N.B.
                               Corporation Southwest West Coast Combined
                               ----------- --------- ---------- --------
Net interest income               $ 40,111   $ 8,587    $ 3,650 $ 52,348
Net income                           9,943     1,701        590   12,234

     The Corporation completed the sale of its subsidiary, Bucktail Bank and Trust Company (Bucktail), to Sun Bancorp, Inc. (Sun), a bank holding company headquartered in Selinsgrove, Pennsylvania. Under the sales agreement, Sun issued 565,384 shares of Sun's common stock, having a value of $17.6 million, in exchange for 100% ownership of Bucktail. At consummation, Bucktail had assets of $124.9 million and liabilities of $115.3 million. The sale resulted in the Corporation recognizing an $8.0 million pre-tax gain. The Corporation has reflected its ownership interest in Sun as an equity investment included in other assets.

     On May 12, 1997, the Corporation signed a definitive merger agreement with Indian Rocks State Bank (Indian Rocks), a community bank headquartered in Largo, Florida with assets of approximately $78 million. The merger agreement calls for an exchange of 2 shares of the Corporation's common stock for each share of Indian Rocks common stock. The exchange ratio is subject to possible adjustment. The transaction will be accounted for as a pooling-of-interests and is expected to close during the fourth quarter of 1997, subject to approval by certain regulatory authorities and Indians Rocks' shareholders.

     On July 29, 1997, the Corporation signed a definitive merger agreement with Mercantile Bank of Southwest Florida (Mercantile), a $108 million bank located in Naples, Florida. Under the terms of the agreement, the Corporation will pay $17.72 per share for each of the 847,006 outstanding shares of Mercantile's common stock. Upon receiving both regulatory and shareholder approval, Mercantile will be merged into the Corporation's existing affiliate, First National Bank of Naples. The transaction will be accounted for as a purchase and is expected to close during the fourth quarter of 1997.

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

     Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $25.0 million was unused at June 30, 1997. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve System, as well as other funding sources.

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

     The gap analysis which follows is based on the amortizations, maturities and repricing of assets and liabilities. Non-maturity deposit balances have been allocated to various repricing intervals to estimate their characteristics. The cumulative gap reflects the net position of assets and liabilities repricing in specified time periods. The cumulative one year gap is slightly negative, thus assuming no restructuring or modifications to asset/liability composition, a change in interest rates would result in minimal fluctuations in net interest income, over a one year period. Attaining minimal fluctuations in net interest income is highly dependent on maintaining the current asset/liability composition, which is significantly influenced by competitive factors.

Following is the gap analysis as of June 30, 1997 (in thousands):

                             WITHIN      4-12      1-5       OVER
                            3 MONTHS    MONTHS    YEARS     5 YEARS    TOTAL
                           ---------- --------- ---------- --------- ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks                $   1,317 $     100                      $    1,417
Federal funds sold              8,750                                     8,750
Loans held for sale             7,078                                     7,078
Securities:
  Available for sale           16,748     36,833 $ 199,080 $   76,364    329,025
  Held to maturity             21,117     45,170    78,536      5,866    150,689
Loans, net of unearned        430,787    392,566   651,795    234,895  1,710,043
                            ---------- --------- --------- ---------- ----------
                              485,797    474,669   929,411    317,125  2,207,002
Other assets                                                  165,343    165,343
                            ---------- --------- --------- ---------- ----------
                            $ 485,797  $ 474,669 $ 929,411 $  482,468 $2,372,345
                            ========== ========= ========= ========== ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking         $  95,621                      $  197,996  $ 293,617
  Savings                     174,980                         338,044    513,024
  Time deposits               188,167  $ 392,948 $ 337,939      4,214    923,268
Short-term borrowings          60,651     39,743               29,911    130,305
Long-term debt                  1,231      8,447    24,848     14,333     48,859
                            ---------- --------- --------- ---------- ---------
                              520,650    441,138   362,787    584,498  1,909,073
Other liabilities                                             254,002    254,002
Stockholders' equity                                          209,270    209,270
                            ---------- --------- --------- ---------- ---------
                            $ 520,650  $ 441,138 $ 362,787 $1,047,770 $2,372,345
                            ========== ========= ========= ========== ==========

PERIOD GAP                  $ (34,853) $  33,531 $ 566,624 $ (565,302)
                            ========== ========= ========= ==========

CUMULATIVE GAP              $ (34,853) $  (1,322)$ 565,302
                            ========== ========= =========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS                (1.5%)    (0.1%)    23.8%
                                 =====     =====    =====

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                    0.93      1.00     1.43     1.16
                                  ====      ====     ====     ====


CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     The capital management function is a continuous process. Central to this process is internal equity generation accomplished by earnings retention. Since December 31, 1996, stockholders' equity has increased $10.2 million as a result of earnings retention. For the six months ended June 30, 1997, the return on average equity was 14.84%. Total cash dividends declared represented 31.19% of net income. Book value per share was $14.38 at June 30, 1997, compared to $13.70 at December 31, 1996.

LOANS

Following is a summary of loans (dollars in thousands):

                                         JUNE 30,         DECEMBER 31,
                                           1997              1996
                                        -----------       -----------
Real estate:
  Residential                           $  725,984        $  682,600
  Commercial                               387,170           421,057
  Construction                              48,210            41,661
Installment loans to individuals           337,450           395,628
Commercial, financial and agricultural     197,568           189,411
Lease financing                             36,499            21,538
Unearned income                            (22,838)          (23,763)
                                        -----------       -----------
                                        $1,710,043        $1,728,132
                                        ===========       ===========

NON-PERFORMING ASSETS

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

Following is a summary of non-performing assets (dollars in thousands):

                                         JUNE 30,         DECEMBER 31,
                                           1997              1996
                                       ------------       ------------
Non-performing assets:
  Non-accrual loans                      $ 7,806           $ 9,571
  Restructured loans                       1,896             2,146
                                         -------           -------
    Total non-performing loans             9,702            11,717
Other real estate owned                    4,331             7,039
                                         -------           -------
    Total non-performing assets          $14,033           $18,756
                                         =======           =======

Asset quality ratios:
  Non-performing loans as percent
    of total loans                          .57%              .68%
  Non-performing assets as percent
    of total assets                         .59%              .78%

     Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the present value of projected future cash flows or the value of any underlying collateral, recognizing losses where appropriate.

ALLOWANCE FOR LOAN LOSSES

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                THREE MONTHS ENDED       SIX MONTHS ENDED
                                     JUNE 30,                 JUNE 30,
                                ------------------      ------------------
                                   1997     1996           1997     1996
                                --------  --------      --------  --------
Balance at beginning of period  $ 28,320  $ 24,520      $ 27,800  $ 24,250
Transfers arising from the sale
  of a subsidiary                 (1,443)                 (1,443)

Charge-offs                       (2,813)   (1,587)       (4,764)   (3,472)
Recoveries                           481       470           724       898
                                --------  --------      --------  --------
  Net charge-offs                 (2,332)   (1,117)       (4,040)   (2,574)

Provision for loan losses          3,530     1,940         5,758     3,667
                                --------  --------      --------  --------
Balance at end of period        $ 28,075  $ 25,343      $ 28,075  $ 25,343
                                ========  ========      ========  ========

Allowance for loan losses to:
  Total loans, net of unearned income                      1.64%     1.54%
  Non-performing loans                                   289.37%   212.32%

     The increase in the level of charge-offs and the provision for loan losses during the quarter ended June 30, 1997 resulted from the consistent application of the Corporation's charge-off-policy and methodology for determining the adequacy of the allowance for loan losses to West Coast.

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

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of June 30, 1997, that the Corporation and each of its banking subsidiaries meet all capital adequacy requirements to which they are subject. Following are capital ratios as of June 30, 1997 for the Corporation (dollars in thousands):

                                                                  To Be Well
                                                           Capitalized Under
                                         For Capital       Prompt Corrective
                          Actual       Adequacy Purposes   Action Provisions
                      --------------   -----------------   -----------------
                      Amount   Ratio    Amount    Ratio      Amount   Ratio
                      ------- -------  --------- -------   --------- -------
Total Capital         $236,133   14.2%  $132,874    8.0%   $166,093    10.0%
  (to risk-weighted assets)
Tier 1 Capital         205,264   12.4%    66,437    4.0%     99,656     6.0%
  (to risk-weighted assets)
Tier 1 Capital         205,264    8.4%    98,317    4.0%    122,896     5.0%
  (to average assets)

     As of March 31, 1997, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action.

FINANCIAL INFORMATION SUMMARY

     Net income for the first six months of 1997 was $14.9 million compared to $12.2 million for the first six months of 1996. Primary earnings per share for those periods were $1.02 and $.84, respectively, and $.99 and $.82 on a fully diluted basis. Highlights for the first six months of 1997 include:

     o    An $8.0 million pre-tax gain on the sale of Bucktail.

     o Recognition of $2.1 million in merger related costs and a $1.7 million additional provision for loan losses associated with the Corporation's acquisition of West Coast.

     o Recognition of $2.6 million in severance payments and certain other non-recurring charges.

     o Return on average equity and return on average assets of 14.84% and 1.22%, respectively. Excluding the above items, return on average equity was 13.88% and return on average assets was 1.14%.

     o    Net interest margin on a fully taxable equivalent basis of 4.98%.

FIRST SIX MONTHS OF 1997 AS COMPARED TO FIRST SIX MONTHS OF 1996:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Six Months Ended June 30                  1997                         1996
                             ------------------------------ -----------------------------
                              AVERAGE               YIELD/   AVERAGE              YIELD/
                              BALANCE   INTEREST     RATE    BALANCE   INTEREST    RATE
                             ---------- ----------- ------- ---------- ---------- -------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                  $    2,475   $     77   6.22%  $    3,082  $     99    6.42%
Federal funds sold               50,600      1,289   5.09       38,162     1,143    5.99
Securities:
 U.S. Treasury and other
  U.S. Government agencies
  and corporations              398,550     12,502   6.33      399,799    12,197    6.14
 States of the U.S. and
  political subdivisions (1)     56,516      1,638   5.80       52,961     1,546    5.84
 Other securities (1)            23,107        684   5.92       18,362       387    4.22
Loans (1) (2)                 1,770,699     81,940   9.33    1,601,736    76,293    9.58
                             ---------- ---------- -------- ---------- ---------- --------
  Total interest
   earning assets             2,301,947     98,130   8.59    2,114,102    91,665    8.72
                             ---------- ---------- -------- ---------- ---------- --------
Cash and due from banks          74,601                         85,392
Allowance for loan losses       (29,236)                       (24,806)
Premises and equipment           48,202                         42,167
Other assets                     52,956                         51,468
                             ----------                     ----------
                             $2,448,470                     $2,268,323
                             ==========                     ==========
LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand     $  302,113   $  3,631   2.42   $  304,558  $  2,950    1.95
 Savings                        562,222      7,413   2.66      480,618     6,561    2.75
 Other time                     953,853     25,771   5.45      911,244    24,842    5.48
Short-term borrowings           122,944      2,869   4.71       87,991     2,532    5.79
Long-term debt                   43,079      1,608   7.47       37,033     1,387    7.49
                             ---------- ---------- -------- ---------- --------- ---------
  Total interest
   bearing liabilities        1,984,211     41,292   4.20    1,821,444    38,272    4.22
                             ---------- ---------- -------- ---------- --------- ---------
Non-interest bearing
 demand deposits                229,181                        216,862
Other liabilities                33,002                         39,054
                             ----------                     ----------
                              2,246,394                      2,077,360
                             ----------                     ----------

STOCKHOLDERS' EQUITY            202,076                        190,964
                             ----------                     ----------
                             $2,448,470                     $2,268,324
                             ==========                     ==========
Excess of interest earning
 assets over interest
 bearing liabilities         $  317,736                     $  292,658
                             ==========                     ==========
Net interest income                       $ 56,838                       $ 53,393
                                        ==========                     ==========
Net interest spread                                  4.39%                          4.50%
                                                    ======                         ======
Net interest margin (3)                              4.98%                          5.08%
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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first six months of 1997, net interest income, on a fully taxable equivalent basis, totaled $56.8 million, representing a 6.45% increase over the first six months of 1996. Net interest income consisted of interest income of $98.1 million and interest expense of $41.3 million for the first six months of 1997 compared to $91.7 million and $38.3 million for each, respectively, for the first six months of 1996. Net interest margin fell to 4.98% at June 30, 1997 from 5.08% at June 30, 1996, as the yield on total interest earning assets declined by 13 basis points as compared to only a 2 basis point reduction in cost of funds.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the six months ending June 30, 1997 as compared to the six months ending June 30, 1996 (in thousands):

                                           VOLUME      RATE       NET
                                          -------    -------    -------
INTEREST INCOME
Interest bearing deposits with banks      $   (19)   $    (3)   $   (22)
Federal funds sold                            271       (125)       146
Securities:
  U.S. Treasury and other U.S.
    Government agencies and corporations      (34)       339        305
  States of the U.S. and political
    subdivisions                              102        (10)        92
  Other securities                            116        181        297
Loans                                       7,503     (1,856)     5,647
                                           -------    -------    -------
                                            7,939     (1,474)     6,465
                                           -------    -------    -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                     (23)       704        681
  Savings                                   1,056       (204)       852
  Other time                                1,052       (123)       929
Short-term borrowings                         635       (298)       337
Long-term debt                                227         (6)       221
                                           -------    -------    -------
                                            2,947         73      3,020
                                           -------    -------    -------
NET CHANGE                                 $4,992    $(1,547)    $3,445
                                           =======    =======    =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the relative size of the rate and volume changes.

     Interest income on loans, on a fully taxable equivalent basis, increased 7.40% from $76.3 million for the six months ended June 30, 1996 to $81.9 million for the six months ended June 30, 1997. This increase was the result of an increase in average loans of 10.55% over this same period last year.

     Interest expense on deposits increased $2.5 million or 7.17% for the six months ended June 30, 1997, compared to the six months ended June 30, 1996.
This increase was the result of an increase in average deposits of 7.18% over this same six month period. Interest expense on short-term borrowings increased $337,000 or 13.31% for these same periods due to an increase in average short-term borrowings of 39.72%.

     The provision for loan losses totaled $5.7 million for the first six months of 1997, as compared to $3.7 million for the first six months of 1996. In connection with the Corporation's acquisition of West Coast, the Corporation recognized an additional provision for loan losses of $1.7 million, in excess of the Corporation's normal provision. This additional provision was required after applying the Corporation's allowance for loan loss policy and methodology for evaluating the adequacy of the allowance to West Coast.

     Excluding the $8.0 million gain on the sale of Bucktail, non-interest income increased by 12.34% during the first six months of 1997 as compared to the first six months of 1996.

     Total non-interest expenses increased 4.04% during the first six months of 1997, compared to the first six months of 1996, after excluding various non-recurring items, including $2.1 million in merger-related costs and $2.6 million in severance payments and other miscellaneous charges. The majority of the increase in non-interest expenses resulted from an increase in occupancy and personnel costs due to the opening of new branch offices at two of the Corporation's affiliates.

     Income tax expense for the six months ended June 30, 1997 totaled $7.3 million, providing an effective tax rate of 32.77% compared to 31.55% for the six months ended June 30, 1996. The higher effective tax rate reflects the lower level of tax exempt instruments held by the Corporation during the first six months of 1997 compared to the same period in 1996 and the nondeductibility of certain merger related costs.

     Consolidated net income was $14.9 million for the first six months of 1997, representing a $2.6 million or 21.57% increase over the first six months of 1996. The Corporation's return on average assets was 1.22% and 1.08% for the six months ended June 30, 1997 and 1996, while the return on average equity was 14.84% and 12.88% for those same periods, respectively. Recurring net income for the six months ended June 30, 1997 totaled $13.9 million, resulting in returns on average assets and equity of 1.14% and 13.88%, respectively.

SECOND QUARTER OF 1997 AS COMPARED TO SECOND QUARTER OF 1996:

     During the second quarter of 1997, net interest income increased $1.7 million or 6.30% over the second quarter of 1996. Total interest income increased $3.6 million or 7.97% over these periods, primarily the result of an increase in loan volume.

     Total interest expense increased $2.0 million or 10.31% during the second quarter of 1997, compared to the same period of 1996. Interest expense on deposits accounted for the majority of this increase, $1.6 million, due to an increase in average deposits.

     The provision for loan losses totaled $3.5 million for the second quarter of 1997, as compared to $1.9 million for the second quarter of 1996. This increase resulted from applying the Corporation's allowance for loan loss policy and methodology for evaluating the adequacy of the allowance to the recently acquired affiliate, West Coast.

     Excluding the gain of $8.0 million recognized on the sale of Bucktail, non-interest income increased 10.28% during the second quarter of 1997 compared to the same period of 1996. Total non-interest expenses increased 4.61% during the second quarter of 1997, compared to the second quarter of 1996, after excluding various non-recurring items, including $2.1 million in merger-related costs and $2.6 million in severance payments and other miscellaneous charges. The increase in recurring non-interest expenses was attributable to increases in personnel and occupancy costs associated with the opening of new branch offices at two of the Corporation's affiliates.

     Income tax expense totaled $4.0 million during the quarter providing an effective tax rate of 33.15% compared to 32.03% in 1996. Net income totaled $8.1 million for the second quarter of 1997, compared to $6.2 million for the second quarter of 1996. Excluding the impact of the non-recurring items, net income totaled $7.1 million.

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

     Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Annual Meeting of Shareholders of F.N.B. Corporation was held on April 23, 1997. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.

          All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:

                                        Shares Voted       Shares
                                           "For"         "Withheld"
                                        -------------   ------------
            Charles T. Cricks             9,148,923         59,161
            Henry M. Ekker                9,144,579         63,505
            Thomas W. Hodge               9,145,160         62,924
            James S. Lindsay              9,150,038         58,046
            Paul P. Lynch                 9,130,016         78,068

ITEM 5.   OTHER INFORMATION

     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits:

11.  F.N.B. Corporation
STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
Dollars in thousands

                                        THREE MONTHS ENDED            SIX MONTHS ENDED
                                             JUNE 30,                     JUNE 30,
                                      ----------------------       ----------------------
                                         1997        1996              1997       1996
                                      ----------  ----------       ----------  ----------
PRIMARY

Net Income                            $    8,084  $    6,157       $   14,872  $   12,233
Less:  Preferred Stock
   Dividends Declared                       (154)       (199)            (315)       (410)
                                      ----------  ----------       ----------  ----------
Net Income Applicable
   to Common Stock                    $    7,930  $    5,958       $   14,557  $   11,823
                                      ==========  ==========       ==========  ==========

Average Common Shares
   Outstanding                        13,990,500  13,798,818       13,962,772  13,794,184
Net Effect of Dilutive
   Stock Options and
   Stock Warrants -
   Based on the Treasury
   Stock Method Using
   Average Market Price                  376,414     305,789          372,913     301,013
                                      ----------  ----------       ----------  ----------
                                      14,366,914  14,104,607       14,335,685  14,095,197
                                      ==========  ==========       ==========  ==========

Net Income per
   Common Share                             $.55        $.42            $1.02        $.84
                                            ====        ====            =====        ====


FULLY DILUTED

Net Income Applicable
   to Common Stock                    $    8,084  $    6,157       $   14,872  $   12,233
                                      ==========  ==========       ==========  ==========

Average Common Shares
   Outstanding                        13,990,500  13,798,818       13,962,772  13,794,184
Series A Convertible
   Preferred Stock                        21,118      28,422           21,118      28,422
Series B Convertible
   Preferred Stock                       624,604     881,141          649,413     898,859
Net Effect of Dilutive
   Stock Options and
   Stock Warrants -
   Based on the Treasury
   Stock Method Using the
   Period-End Market Price,
   If Higher than Average
   Market Price                          431,042     308,692          431,028     279,517
                                      ----------  ----------       ----------  ----------
                                      15,067,264  15,017,073       15,064,331  15,000,982
                                      ==========  ==========       ==========  ==========

Net Income per
   Common Share                            $.54         $.41             $.99        $.82
                                           ====         ====             ====        ====

27.  Financial Data Schedule (filed herewith)

(b)  Reports on Form 8-K

     A report on Form 8-K, dated April 21, 1997, was filed by the Corporation. The Form 8-K disclosed information relating to the consummation of the merger with West Coast Bancorp, Inc.

     A report on Form 8-K, dated July 22 1997, was filed by the Corporation. The Form 8-K included Audited Supplemental Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994 with Report of Independent Auditors and Management's Discussion and Analysis

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       F.N.B. Corporation
                                       --------------------------------------
                                       (Registrant)



Dated: AUGUST 13, 1997                 /S/PETER MORTENSEN
      ------------------------------   --------------------------------------
                                       Peter Mortensen
                                       Chairman and President
                                       (Principal Executive Officer)


Dated: AUGUST 13, 1997                 /S/JOHN D. WATERS
      ------------------------------   --------------------------------------
                                       John D. Waters
                                       Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)