Form 10-Q
period 1997-09-30
FNB CORP/PA
filed 1997-11-14
CIK 37808

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               ---------------------------------
                                       OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               --------------      --------------
Commission file number 0-8144
                       -------

                          F.N.B. CORPORATION
---------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Pennsylvania                              25-1255406
-------------------------------------   -----------------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

             One F.N.B. Boulevard, Hermitage, PA  16148
---------------------------------------------------------------------------
         (Address of principal executive offices) (Zip Code)

                         (412) 981-6000
---------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

                           Not applicable
---------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X      No
   ----      ----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No
   ----      -----

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                            Outstanding at October 31, 1997
         -----                            -------------------------------

Common Stock, $2 Par Value                        14,025,570 Shares
--------------------------                        -----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 1997

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

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
                                               SEPTEMBER 30,  DECEMBER 31,
                                                   1997          1996
                                               -------------  ------------
                                                 UNAUDITED
                                               -------------
ASSETS
Cash and due from banks                        $      76,154  $    107,476
Interest bearing deposits with banks                   2,645         1,334
Federal funds sold                                    48,581         6,425
Loans held for sale                                    1,469         9,610
Securities available for sale                        337,367       322,068
Securities held to maturity (fair
  value of $130,087 and $173,677)                    130,010       174,551

Loans, net of unearned income of
  $18,151 and $23,763                              1,739,278     1,728,132
Allowance for loan losses                            (25,764)      (27,800)
                                               -------------  ------------
    NET LOANS                                      1,713,514     1,700,332
                                               -------------  ------------

Premises and equipment                                55,847        46,714
Other assets                                          63,459        49,897
                                               -------------  ------------
                                               $   2,429,046  $  2,418,407
                                               =============  ============
LIABILITIES
Deposits:
  Non-interest bearing                         $     227,263  $    231,264
  Interest bearing                                 1,764,949     1,782,624
                                               -------------  ------------
     TOTAL DEPOSITS                                1,992,212     2,013,888

Other liabilities                                     34,069        34,825
Short-term borrowings                                131,795       112,230
Long-term debt                                        56,131        58,179
                                               -------------  ------------
    TOTAL LIABILITIES                              2,214,207     2,219,122
                                               -------------  ------------
STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 290,000 and 352,531 shares
  Aggregate liquidation value -
    $7,250 and $8,813                                  2,900         3,525
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 14,113,056 and 13,305,369 shares           28,226        26,611
Additional paid-in capital                           116,858       101,445
Retained earnings                                     65,475        66,625
Net unrealized securities gains                        4,145         2,566
Treasury stock - 89,379 and 62,723
  shares at cost                                      (2,765)       (1,487)
                                               -------------  ------------
    TOTAL STOCKHOLDERS' EQUITY                       214,839       199,285
                                               -------------  ------------
                                               $   2,429,046  $  2,418,407
                                               =============  ============

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                  THREE MONTHS ENDED     NINE MONTHS ENDED
                                     SEPTEMBER 30,          SEPTEMBER 30,
                                 --------------------- --------------------
                                     1997       1996       1997      1996
                                 ---------- ---------- ---------- ---------
INTEREST INCOME
Loans, including fees           $   40,369 $   39,039 $  121,829 $  114,763
Securities:
 Taxable                             6,200      5,651     18,702     17,848
 Tax exempt                            529        579      1,699      1,687
 Dividends                             271        176        814        525
Other                                  739        344      2,105      1,586
                                ---------- ---------- ---------- ----------
       TOTAL INTEREST INCOME        48,108     45,789    145,149    136,409
                                ---------- ---------- ---------- ----------

INTEREST EXPENSE
Deposits                            18,406     17,214     55,223     51,566
Short-term borrowings                1,477      1,475      4,345      4,008
Long-term debt                       1,023        609      2,630      1,996
                                ---------- ---------- ---------- ----------
    TOTAL INTEREST EXPENSE          20,906     19,298     62,198     57,570
                                ---------- ---------- ---------- ----------
    NET INTEREST INCOME             27,202     26,491     82,951     78,839
Provision for loan losses            2,382      1,850      8,140      5,517
                                ---------- ---------- ---------- ----------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES       24,820     24,641     74,811     73,322
                                ---------- ---------- ---------- ----------

NON-INTEREST INCOME
Insurance commissions and fees       1,045      1,264      2,938      3,155
Service charges                      2,997      2,168      8,751      7,557
Trust                                  360        384      1,216      1,150
Gain on sale of securities             420        205        859        788
Other                                1,231      1,409      3,295      2,909
                                ---------- ---------- ---------- ----------
    TOTAL NON-INTEREST INCOME        6,053      5,430     17,059     15,559
                                ---------- ---------- ---------- ----------
                                    30,873     30,071     91,870     88,881
                                ---------- ---------- ---------- ----------
NON-INTEREST EXPENSES
Salaries and employee benefits      10,660     10,296     34,698     31,136
Net occupancy                        1,661      1,769      5,153      5,133
Equipment                            1,603      1,417      4,863      4,441
Recapitalization of Savings
 Association Insurance Fund                     2,965                 2,965
Other                                5,451      6,866     21,579     20,577
                                ---------- ---------- ---------- ----------
  TOTAL NON-INTEREST EXPENSES       19,375     23,313     66,293     64,252
                                ---------- ---------- ---------- ----------
  INCOME BEFORE INCOME TAXES
    AND EXTRAORDINARY ITEM          11,498      6,758     25,577     24,629
Income taxes                         3,537      2,083      7,971      7,720
                                ---------- ---------- ---------- ----------
INCOME BEFORE
 EXTRAORDINARY ITEM                  7,961      4,675     17,606     16,909
Gain on sale of subsidiary,
 net of tax                                                5,227
                                ---------- ---------- ---------- ----------
    NET INCOME                  $    7,961 $    4,675 $   22,833 $   16,909
                                ========== ========== ========== ==========

INCOME PER COMMON SHARE BEFORE
  EXTRAORDINARY ITEM:
    Primary                                           $     1.19
                                                      ==========
    Fully Diluted                                     $     1.17
                                                      ==========

NET INCOME PER COMMON SHARE:
  Primary                       $      .54 $      .32 $     1.56 $     1.16
                                ========== ========== ========== ==========
  Fully Diluted                 $      .53 $      .31 $     1.52 $     1.12
                                ========== ========== ========== ==========

CASH DIVIDENDS PER COMMON SHARE $      .16 $      .15 $      .47 $      .45
                                ========== ========== ========== ==========

AVERAGE COMMON
SHARES OUTSTANDING              14,018,037 13,865,367 13,981,369 13,819,924
                                ========== ========== ========== ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Nine Months Ended September 30                          1997       1996
                                                     ---------- ----------
OPERATING ACTIVITIES
Net income                                           $   22,833 $   16,909
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         5,319      5,000
    Provision for loan losses                             8,140      5,517
    Deferred taxes                                        1,307       (637)
    Net gain on sale of securities                         (859)      (788)
    Net (gain) loss on sale of loans                     (1,069)        52
    Extraordinary gain on sale
      of subsidiary, net of tax                          (5,227)
    Proceeds from sale of loans                          21,440     21,621
    Loans originated for sale                           (12,671)   (17,816)
    Net change in:
      Interest receivable                                (1,888)     1,046
      Interest payable                                    1,270        772
    Other, net                                           (1,793)     5,822
                                                     ---------- ----------
      Net cash flows from operating activities           36,802     37,498
                                                     ---------- ----------
INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                   (1,333)     1,960
  Federal funds sold                                    (42,156)    38,716
  Loans                                                (122,504)  (157,858)
Securities available for sale:
  Purchases                                            (157,866)   (79,859)
  Sales                                                  27,238     45,144
  Maturities                                            114,298     67,614
Securities held to maturity:
  Purchases                                              (6,325)   (40,645)
  Maturities                                             39,461     33,261
Increase in premises and equipment                      (14,617)    (6,627)
Net cash paid for divestitures                           (5,976)
                                                     ---------- ----------
      Net cash flows from investing activities         (169,780)   (98,294)
                                                     ---------- ----------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits                           9,631     (6,980)
  Interest bearing deposits                              82,175     27,307
  Short-term borrowings                                  20,675     69,460
Increase in long-term debt                               24,234      8,016
Decrease in long-term debt                              (26,201)   (24,844)
Net acquisition of treasury stock                        (1,819)      (785)
Cash dividends paid                                      (7,039)    (5,160)
                                                     ---------- ----------
     Net cash flows from financing activities           101,656     67,014
                                                     ---------- ----------
NET INCREASE (DECREASE) IN CASH
 AND DUE FROM BANKS                                     (31,322)     6,218
Cash and due from banks at beginning of period          107,476     90,656
                                                     ---------- ----------
CASH AND DUE FROM BANKS AT END OF PERIOD             $   76,154 $   96,874
                                                     ========== ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1997

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements give retroactive effect to the mergers of Southwest Banks, Inc. (Southwest) and West Coast Bancorp, Inc. (WCBI) with and into F.N.B. Corporation (the Corporation). The mergers which were consummated on January 21, 1997 and April 18, 1997, resulted in the Corporation issuing 2,851,907 and 1,197,128 shares of common stock, respectively. These transactions have been accounted for as poolings-of-interests, and such financial statements are presented as if the mergers had been consummated for all the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 1996 and footnotes thereto included in the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 1997.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

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

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128 (FAS No. 128), "Earnings per Share," which is required to be adopted on December 31, 1997. At that time, the Corporation will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements primary earnings per share is replaced with basic earnings per share. Basic earnings per share will be calculated by dividing income available to common stockholders by the weighted average shares outstanding for the period, without the dilutive effect of stock options. Diluted earnings per share will replace fully diluted earnings per share, and will reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would share in net earnings. The impact of FAS No. 128 on the calculations of primary and fully diluted earnings per share is immaterial for the three month and nine month periods ended September 30, 1997 and 1996.

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

      FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the reporting of financial information from operating segments in annual and interim financial statements. It requires that financial information be reported on the basis that it is reported internally for evaluating segment performance and deciding how to allocate resources to segments. Because this statement addresses how supplemental financial information is disclosed in annual and interim reports, the adoption will have no material impact on the financial statements. This statement is effective for the Corporation's fiscal year ending December 31, 1998.

CASH FLOW INFORMATION

      Following is a summary of supplemental cash flow information (in thousands):

     Nine months ended September 30                         1997     1996
                                                          -------- --------
     Cash paid for:
        Interest                                          $ 60,928 $ 56,779
        Income taxes                                         6,287    7,895

     Noncash Investing and Financing Activities:
        Acquisition of real estate in settlement of loans    2,603    1,672
        Loans granted in the sale of other real estate       1,188      319

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

      The Corporation completed its merger with WCBI, a bank holding company headquartered in Cape Coral, Florida, effective April 18, 1997. Under the terms of the merger agreement, each outstanding share of WCBI's common stock was converted into .794 share of the Corporation's common stock with cash being paid in lieu of fractional shares. A total of 1,197,128 shares of the Corporation's common stock were issued. Results for 1996 are restated to reflect this acquisition as a pooling-of-interests.

      Operating results of the Corporation, Southwest and WCBI for the nine months ended September 30, 1996, prior to restatement are (in thousands):

                                  F.N.B.
                               Corporation  Southwest    WCBI    Combined
                               -----------  --------- --------- -----------
Net interest income               $ 60,237    $13,136   $ 5,466     $78,839
Net income                          13,446      2,616       847      16,909

      The Corporation completed the sale of its subsidiary, Bucktail Bank and Trust Company (Bucktail), to Sun Bancorp, Inc. (Sun), a bank holding company headquartered in Selinsgrove, Pennsylvania. Under the sales agreement, Sun issued 565,384 shares of common stock, having an estimated value of $17.6 million, in exchange for 100% ownership of Bucktail. At consummation, Bucktail had assets of $124.9 million and liabilities of $115.3 million. The sale resulted in the Corporation recognizing a $5.2 million after-tax extraordinary gain. The Corporation has reflected its original ownership interest as well as subsequent purchases of Sun common stock as an equity investment included in other assets. At September 30, 1997, the Corporation's investment in Sun had a market value totaling $20.7 million and a cost basis totaling $19.4 million. The Corporation recognized equity earnings from Sun totaling $325,000 for the three months ended September 30, 1997.

      The Corporation completed its merger with Indian Rocks State Bank (Indian Rocks), a community bank headquartered in Largo, Florida, effective October 17, 1997. Under the terms of the merger agreement, each outstanding share of Indian Rocks common stock was converted into 1.8 shares of the Corporation's common stock with cash being paid in lieu of fractional shares. A total of 630,000 shares of the Corporation's common stock were issued. The merger has been accounted for as a pooling-of-interests, except that financial statements will not be restated due to immateriality.

      On July 29, 1997, the Corporation signed a definitive merger agreement with Mercantile Bank of Southwest Florida (Mercantile), a $120 million bank located in Naples, Florida. Under the terms of the agreement, the Corporation will pay $17.72 per share for each of the 847,006 outstanding shares of Mercantile's common stock. The Corporation has received all of the necessary approvals and Mercantile will be merged into the Corporation's existing affiliate, First National Bank of Naples. The transaction will be accounted for as a purchase and is expected to close during November of 1997.

      On August 13, 1997, the Corporation signed a definitive merger agreement with West Coast Bank (West Coast), a $100 million state chartered bank with two offices in Sarasota County, Florida. Under the terms of the agreement, the Corporation will exchange the Corporation's common stock for all of the outstanding common stock of West Coast. The exchange ratio, which is based upon the average price of the Corporation's common stock prior to closing, ranges from 1 to 1.1 shares of the Corporation's common stock for each share of West Coast common stock. At September 30, 1997, West Coast had 579,063 shares of common stock outstanding. The transaction, which will be accounted for as a pooling-of-interests, is expected to close during the first quarter of 1998.

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

      Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $28.0 million was unused at September 30, 1997. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve System, as well as other funding sources.

      Through the review of the gap analysis and net interest income simulation modeling, management continually monitors the Corporation's exposure to changing interest rates. Management attempts to mitigate repricing mismatches through asset and liability pricing and matched maturity funding.

      Interest rate sensitivity estimates the impact that future changes in interest rates will have on net interest income. The gap, caused from differences in the dollar amount of interest earning assets and interest bearing liabilities repricing within a given period of time, is one measurement of risk inherent in the balance sheet as it relates to changes in interest rates and their effect on net interest income.

      The gap analysis which follows is based on the amortization, maturity and repricing of assets and liabilities. Non-maturity deposit balances have been allocated to various repricing intervals to estimate their characteristics. The cumulative gap reflects the net position of assets and liabilities repricing in specified time periods. The cumulative one year gap is positive. Assuming no restructuring or modifications to asset/liability composition, an increase in interest rates would result in an increase in net interest income, over a one year period. Likewise, a decrease in interest rates would result in a decrease in net interest income over a one year period. Fluctuations in net interest income are dependent on asset/liability composition, which is influenced by competitive factors.

     Following is the gap analysis as of September 30, 1997 (in thousands):

                           Within     4-12       1-5      Over
                          3 Months   Months     Years    5 years   Total
                         ---------- --------- --------- -------- ----------
INTEREST EARNING ASSETS
Interest bearing
  deposits with banks    $  2,645                                $    2,645
Federal funds sold         48,581                                    48,581
Loans held for sale         1,469                                     1,469
Securities:
  Available for sale       23,956 $  54,069 $ 209,932   $ 49,410    337,367
  Held to maturity         14,188    30,245    76,364      9,213    130,010
Loans, net of unearned    527,178   432,799   630,921    148,380  1,739,278
                        --------- --------- --------- ---------- ----------
                          618,017   517,113   917,217    207,003  2,259,350
Other assets                                             169,696    169,696
                        --------- --------- --------- ---------- ----------
                        $ 618,017 $ 517,113 $ 917,217 $  376,699 $2,429,046
                        ========= ========= ========= ========== ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking     $  90,308                     $  187,976 $  278,284
  Savings                 184,613                        331,951    516,564
  Time deposits           270,319 $ 369,421 $ 327,366      2,995    970,101
Short-term borrowings      91,613    10,276               29,906    131,795
Long-term debt              6,547     4,245    25,279     20,060     56,131
                        --------- --------- --------- ---------- ----------
                          643,400   383,942   352,645    572,888  1,952,875
Other liabilities                                        261,332    261,332
Stockholders' equity                                     214,839    214,839
                        --------- --------- --------- ---------- ----------
                        $ 643,400 $ 383,942 $ 352,645 $1,049,059 $2,429,046
                        ========= ========= ========= ========== ==========

PERIOD GAP              $ (25,383)$ 133,171 $ 564,572 $ (672,360)
                        ========= ========= ========= ==========

CUMULATIVE GAP          $ (25,383)$ 107,788 $ 672,360
                        ========= ========= =========

CUMULATIVE GAP AS
  A PERCENT OF
  TOTAL ASSETS              (1.0%)     4.4%     27.7%
                        ========= ========= =========

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)               0.96      1.10      1.49       1.16
                        ========= ========= ========= ==========

CAPITAL RESOURCES

      The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

      Capital management is a continuous process. Since December 31, 1996, stockholders' equity has increased $15.8 million as a result of earnings retention. For the nine months ended September 30, 1997, the return on average equity was 14.86%. Total cash dividends declared represented 30.83% of net income. Book value per common share was $14.80 at September 30, 1997, compared to $13.70 at December 31, 1996.

LOANS

     Following is a summary of loans (dollars in thousands):

                                                 SEPTEMBER 30, DECEMBER 31,
                                                     1997         1996
                                                 ------------  -----------
Real estate:
  Residential                                      $  726,838   $  682,600
  Commercial                                          391,883      421,057
  Construction                                         55,508       41,661
Installment loans to individuals                      325,355      395,628
Commercial, financial and agricultural                215,936      189,411
Lease financing                                        41,909       21,538
Unearned income                                       (18,151)     (23,763)
                                                   ----------   ----------
                                                   $1,739,278   $1,728,132
                                                   ==========   ==========

      During the third quarter, the Corporation significantly reduced its exposure to sub-prime motor vehicle loans as approximately $16.3 million of such loans were sold to a third party. The sale resulted in the Corporation recognizing an after-tax loss of $250,000, after reducing the allowance for loan losses by $2.5 million.

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

     Following is a summary of non-performing assets (dollars in thousands):

                                             SEPTEMBER 30,     DECEMBER 31,
                                                 1997              1996
                                             -------------     ------------
Non-performing assets:
  Non-accrual loans                               $ 7,256          $ 9,571
  Restructured loans                                1,842            2,146
                                                  -------          -------
    Total non-performing loans                      9,098           11,717
Other real estate owned                             4,060            7,039
                                                  -------          -------
    Total non-performing assets                   $13,158          $18,756
                                                  =======          =======
Asset quality ratios:
  Non-performing loans as percent of total loans     .53%             .68%
  Non-performing assets as percent of total assets   .54%             .78%

      Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the present value of projected future cash flows or the value of any underlying collateral. Losses are recognized where appropriate.

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

      Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                    Three Months Ended  Nine Months Ended
                                       September 30,       September 30,
                                    ------------------  ------------------
                                      1997      1996      1997      1996
                                    --------  --------  --------  --------
Balance at beginning of period      $ 28,075  $ 25,343  $ 27,800  $ 24,250
Reduction arising from the sale
  of a subsidiary                                         (1,443)
Reduction arising from the sale
 of loans                             (2,479)             (2,479)

Charge-offs                           (2,497)   (2,076)   (7,261)   (5,548)
Recoveries                               283       346     1,007     1,244
                                    --------  --------  --------  --------
  Net charge-offs                     (2,214)   (1,730)   (6,254)   (4,304)

Provision for loan losses              2,382     1,850     8,140     5,517
                                    --------  --------  --------  --------
Balance at end of period            $ 25,764  $ 25,463  $ 25,764  $ 25,463
                                    ========  ========  ========  ========

Allowance for loan losses to:
  Total loans, net of unearned income                       1.49%     1.50%
  Non-performing loans                                    283.18%   233.99%

      The increase in the level of charge-offs and the provision for loan losses during 1997 resulted primarily from the consistent application of the Corporation's charge-off policy and methodology for determining the adequacy of the allowance for loan losses to WCBI.

REGULATORY MATTERS

      Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of September 30, 1997, that the Corporation and each of its banking subsidiaries meet all capital adequacy requirements to which they are subject.

      As of June 30, 1997, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Following are capital ratios as of September 30, 1997 for the Corporation (dollars in thousands):

                                                             To Be Well
                                                          Capitalized Under
                                          For Capital     Prompt Corrective
                           Actual       Adequacy Purpose  Action Provisions
                     -----------------  ----------------  -----------------
                       Amount   Ratio    Amount   Ratio     Amount   Ratio
                     --------- -------  -------- -------  --------- -------
Total Capital         $240,175   14.3% $ 134,700    8.0%  $ 168,375   10.0%
  (to risk-
   weighted assets)
Tier 1 Capital         209,069   12.4%    67,350    4.0%    101,025    6.0%
  (to risk-
   weighted assets)
Tier 1 Capital         209,069    8.7%    95,658    4.0%    119,573    5.0%
  (to average assets)

      The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

FINANCIAL INFORMATION SUMMARY

      Net income for the first nine months of 1997 was $22.8 million compared to $16.9 million for the first nine months of 1996. Primary earnings per share for those periods were $1.56 and $1.16, respectively, and $1.52 and $1.12 on a fully diluted basis. Highlights for the first nine months of 1997 include:

     o Recognition of a $5.2 million after tax extraordinary gain on the sale of the Corporation's former wholly-owned subsidiary, Bucktail Bank and Trust Company.

     o Recognition of $4.7 million in merger costs, severance payments and other non-recurring charges.

     o Recurring net income, which excludes all merger costs and other non-recurring charges and the extraordinary gain on the sale of Bucktail in 1997 and the one-time charge of $1.9 million, net of tax, to recapitalize the Savings Association Insurance Fund in 1996, totaled $21.9 million and $18.8 million for the first nine months of 1997 and 1996, respectively, providing a return on average assets of 1.20% in 1997 and 1.10% in 1996 and a return on average equity of 14.24% in 1997 and 13.06% in 1996.

     o Net interest margin on a fully taxable equivalent basis of 4.95%, as compared to 5.06% during the first nine months of 1996.

     o    A 7.68% increase in net interest earning assets.

     o    A 9.12% increase in commissions, fees and service charges.

FIRST NINE MONTHS OF 1997 AS COMPARED TO FIRST NINE MONTHS OF 1996:

      The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Nine Months Ended
September 30                   1997                        1996
                   --------------------------- ---------------------------
                   Average             Yield/  Average              Yield/
                   Balance   Interest   Rate   Balance    Interest   Rate
                  --------- ---------- ------ ---------- ---------- ------
ASSETS
Interest earning
 assets:
Interest bearing
 deposits with
 banks            $   2,281   $    104  6.08% $    3,664   $    156  5.68%
Federal funds
 sold                48,376      2,001  5.52      34,477      1,430  5.53
Securities:
 U.S. Treasury
  and other U.S.
  Government
  agencies and
  corporations      398,878     18,702  6.27     389,208     17,848  6.13
 States of the
  U.S. and
  political sub-
  divisions (1)      54,568      2,405  5.88      53,872      2,357  5.83
 Other
  securities (1)     21,308        885  5.54      18,758        634  4.51
Loans (1) (2)     1,755,336    122,569  9.34   1,625,684    115,608  9.50
                 ----------   --------        ----------   --------
  Total
   interest
   earning
   assets         2,280,747    146,666  8.60   2,125,663    138,033  8.67
                 ----------   --------        ----------   --------
Cash and due
 from banks          73,342                       83,389
Allowance for
 loan losses        (28,698)                     (25,055)
Premises and
 equipment           49,836                       42,714
Other assets         55,668                       51,731
                 ----------                   ----------
                 $2,430,895                   $2,278,442
                 ==========                   ==========
LIABILITIES
Interest bearing
 liabilities:
Deposits:
 Interest
 bearing
 demand          $  303,279   $  5,454  2.40  $  324,215   $  4,455  1.84
 Savings            542,253     10,737  2.65     462,937      9,841  2.84
 Other time         953,767     39,032  5.47     912,998     37,270  5.45
Short-term
 borrowings         119,816      4,345  4.85      96,851      4,008  5.53
Long-term debt       45,913      2,630  7.64      35,183      1,996  7.56
                 ----------   --------        ----------   --------
  Total interest
   bearing
   liabilities    1,965,028     62,198  4.23   1,832,184     57,570  4.20
                 ----------   --------        ----------   --------
Non-interest
 bearing demand
 deposits           226,682                      217,448
Other
 liabilities         33,814                       36,112
                 ----------                   ----------
                  2,225,524                    2,085,744
                 ==========                   ==========

STOCKHOLDERS'
 EQUITY             205,371                      192,698
                 ----------                   ----------
                 $2,430,895                   $2,278,442
                 ==========                   ==========

Net interest
 earning
 assets          $  315,719                   $  293,479
                 ==========                   ==========

Net interest income           $ 84,468                     $ 80,463
                              ========                     ========

Net interest spread                     4.37%                        4.47%
                                       ======                       ======

Net interest margin (3)                 4.95%                        5.06%
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

      Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first nine months of 1997, net interest income, on a fully taxable equivalent basis, totaled $84.5 million, representing a 4.98% increase over the first nine months of 1996. Net interest income consisted of interest income of $146.7 million and interest expense of $62.2 million for the first nine months of 1997 compared to $138.0 million and $57.6 million for each, respectively, for the first nine months of 1996. Net interest margin fell to 4.95% at September 30, 1997 from 5.06% at September 30, 1996, as the yield on total interest earning assets declined by 7 basis points as compared to a 3 basis point increase in cost of funds. Strong competitive factors resulted in a 16 basis point decrease in the average yield on loans. Changes in deposit and borrowing mix were the primary factor in the increase in cost of funds.

      The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the nine months ending September 30, 1997 as compared to the nine months ending September 30, 1996 (in thousands):

                                               Volume    Rate      Net
                                               -------  -------  -------
INTEREST INCOME
Interest bearing deposits with banks           $   (66) $    14    $ (52)
Federal funds sold                                 574       (3)     571
Securities:
  U.S. Treasury and other U.S. Government
      agencies and corporations                    445      409      854
    States of the U.S. and political
      subdivisions                                  31       17       48
  Other securities                                  94      157      251
Loans                                            8,825   (1,864)   6,961
                                               -------  -------  -------
                                                 9,903   (1,270)   8,633
                                               -------  -------  -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                         (263)   1,262      999
  Savings                                        1,470     (574)     896
  Other time                                     1,628      134    1,762
Short-term borrowings                              700     (363)     337
Long-term debt                                     613       21      634
                                               -------  -------  -------
                                                 4,148      480    4,628
                                               -------  -------  -------
NET CHANGE                                     $ 5,755  $(1,750) $ 4,005
                                               =======  ======== =======

      The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

      Interest income on loans, on a fully taxable equivalent basis, increased 6.02% from $115.6 million for the nine months ended September 30, 1996 to $122.6 million for the nine months ended September 30, 1997. This increase was the result of an increase in average loans of 7.98% over this same period last year.

      Interest expense on deposits increased $3.7 million or 7.09% for the nine months ended September 30, 1997, compared to the nine months ended September 30, 1996. This increase was the result of an increase in average deposits of 5.83% over this same nine month period. The average balance in savings and time deposits increased $120.1 million as the average balance in interest bearing demand deposits decreased by $20.9 million. Interest expense on short-term borrowings increased $337,000 or 8.41% for these same periods due to an increase in average short-term borrowings of 23.71%, which was partially offset by a decline in rate paid of 68 basis points.

      The provision for loan losses totaled $8.1 million for the first nine months of 1997, as compared to $5.5 million for the first nine months of 1996. In connection with the Corporation's acquisition of WCBI, the Corporation recognized an additional provision for loan losses of $1.7 million after applying the Corporation's allowance for loan loss policy and methodology for evaluating the adequacy of the allowance to WCBI.

      Non-interest income increased by 9.64% during the first nine months of 1997 as compared to the first nine months of 1996, primarily due to an increase of 9.12% in service charges and other fees.

      Total non-interest expenses increased 3.18% during the first nine months of 1997, compared to the first nine months of 1996. The majority of this increase resulted from recognition of various non-recurring items including $2.2 million in merger related costs and $2.5 million in severance payments. During the nine month period ended September 30, 1996, the Corporation was assessed a one-time non-recurring charge of $3.0 million in order to recapitalize the SAIF. Excluding these non-recurring items from both the nine month periods ended September 30, 1997 and 1996 resulted in non-interest expense remaining relatively flat.

      Income tax expense for the nine months ended September 30, 1997 totaled $8.0 million, providing an effective tax rate of 31.16% compared to 31.35% for the nine months ended September 30, 1996.

      Consolidated net income before extraordinary items was $17.6 million for the first nine months of 1997, representing a $697,000 or 4.12% increase over the first nine months of 1996.

THIRD QUARTER OF 1997 AS COMPARED TO THIRD QUARTER OF 1996:

      During the third quarter of 1997, net interest income increased $711,000 or 2.68% over the third quarter of 1996. Total interest income increased $2.3 million or 5.06%, primarily the result of an increase in loan volume. Total interest expense increased $1.6 million or 8.33% during the third quarter of 1997, compared to the same period of 1996. Interest expense on deposits accounted for the majority of this increase, $1.2 million, due to an increase in average deposits.

     The provision for loan losses totaled $2.4 million for the third quarter of 1997, as compared to $1.9 million for the third quarter of 1996. The increase in the provision corresponds to the increase in lending activity coupled with the Corporation's exit from sub-prime motor vehicle lending.

     Non-interest income increased 11.47% during the third quarter of 1997 compared to the same period of 1996. Total non-interest expenses decreased 4.78% during the third quarter of 1997, compared to the third quarter of 1996, after excluding the one-time assessment of $3.0 million in 1996 to recapitalize the SAIF. This decrease in recurring non-interest expenses was attributable to expenses in 1996 relating to the Corporation's wholly-owned subsidiary, Bucktail which was sold in June of 1997.

     Income tax expense totaled $3.5 million during the quarter providing an effective tax rate of 30.76% compared to 30.82% in 1996. Net income totaled $8.0 million for the third quarter of 1997, compared to $4.7 million for the third quarter of 1996. Excluding the impact of the non-recurring items, net income totaled $6.6 million for the third quarter of 1996.

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

     Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits:

     11.    F.N.B. Corporation
            STATEMENT RE COMPUTATION OF PER SHARE EARNINGS
            Dollars in thousands

                               Three Months Ended    Nine Months Ended
                                  September 30,        September 30,
                               --------------------  --------------------
                                  1997       1996      1997       1996
                               ---------   --------  ---------  ---------
      PRIMARY

      Net Income              $    7,961 $    4,675 $   22,833 $   16,909
      Less:  Preferred Stock
             Dividends
             Declared               (139)      (186)      (454)      (595)
                              ---------- ---------- ---------- ----------
      Net Income
       Applicable to
       Common Stock           $    7,822 $    4,489 $   22,379 $   16,314
                              ========== ========== ========== ==========

      Average Common Shares
         Outstanding          14,018,037 13,865,367 13,981,369 13,819,924
      Net Effect of Dilutive
         Stock Options and
         Stock Warrants -
         Based on the
         Treasury Stock
         Method Using Average
         Market Price            400,924    309,581    372,528    303,780
                              ---------- ---------- ---------- ----------
                              14,418,961 14,174,948 14,353,897 14,123,704
                              ========== ========== ========== ==========

       Net Income per
          Common Share              $.54       $.32      $1.56      $1.16
                                    ====       ====      =====      =====

       FULLY DILUTED

       Net Income Applicable
          to Common Stock     $    7,961 $    4,675 $   22,833 $   16,909
                              ========== ========== ========== ==========

       Average Common Shares
          Outstanding         14,018,037 13,865,367 13,981,369 13,819,924
       Series A Convertible
          Preferred Stock         17,391     27,581     17,391     27,581
       Series B Convertible
          Preferred Stock        593,700    804,861    630,638    881,339
       Net Effect of Dilutive
          Stock Options and
          Stock Warrants -
          Based on the
          Treasury Stock
          Method Using the
          Period-End Market
          Price, If Higher
          than Average
          Market Price           407,249    309,899    407,061    303,780
                              ----------  ---------  ---------  ---------
                              15,036,377 15,007,708 15,036,459 15,032,624
                              ========== ========== ========== ==========

       Net Income per
          Common Share             $.53        $.31     $1.52       $1.12
                                   ====        ====     =====       =====

      27.  Financial Data Schedule (filed herewith)

      (b)  Reports on Form 8-K

           There were no reports on Form 8-K filed by the Corporation during the three months ended September 30, 1997.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             F.N.B. Corporation
                                           ---------------------------
                                             (Registrant)



Dated: 11/4/97                              /s/ Peter Mortensen
      ------------------------------        -----------------------------
                                            Peter Mortensen
                                            Chairman and President
                                            (Principal Executive Officer)


Dated: 11/4/97                              /s/ John D. Waters
      ------------------------------        -----------------------------
                                            John D. Waters
                                            Vice President and Chief
                                            Financial Officer
                                            (Principal Financial Officer)