Form 10-K
period 1997-12-31
FNB CORP/PA
filed 1998-03-18
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1997
                          -----------------
                                       OR
   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                      to
                               --------------------     --------------------

Commission file number 0-8144

                               F.N.B. CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Pennsylvania                                  25-1255406
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

       One F.N.B. Boulevard
      Hermitage, Pennsylvania                                 16148
---------------------------------------                   -------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code: 724-981-6000
                                                    ------------
Securities registered pursuant to Section 12(b) of the Act: NONE
                                                            ----
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $2 per share

            7 1/2% Cumulative Convertible Preferred Stock, Series B,
                            par value $10 per share
--------------------------------------------------------------------------------
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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 28, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported in the NASDAQ system for such date, was approximately $567,545,955.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of February 28, 1998, the registrant had outstanding 15,247,543 shares of common stock having a par value of $2 per share.


                                                                    Continued

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                     Part of Form 10-K into
         DOCUMENT                               which Document is Incorporated
         --------                               ------------------------------
Annual Report to Stockholders for fiscal year
ended December 31, 1997                                     I & II

Definitive proxy statement for the 1998 Annual
Meeting of Stockholders to be held on April 29, 1998         III

FORM 10-K
1997

INDEX

PART I                                                                                                               PAGE

Item 1.        Business.
                 General                                                                                              I-2
                 Statistical Disclosure                                                                               I-11

Item 2.        Properties.                                                                                            I-12

Item 3.        Legal Proceedings.                                                                                     I-12

Item 4.        Submission of Matters to a Vote of Security Holders.                                                   I-12

PART II

Item 5.        Market for Registrant's Common Equity and
               Related Stockholder Matters.                                                                          II-1

Item 6.        Selected Financial Data.                                                                              II-1

Item 7.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations.                                                                  II-1

Item 7.A.      Quantitative and Qualitative Disclosures About Market Risk.                                           II-1

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management.                                      III-1

Item 13.       Certain Relationships and Related Transactions.                                                      III-1


PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                                     IV-1

Signatures                                                                                                           IV-2

Index to Exhibits                                                                                                    IV-5

PART I

ITEM 1.  BUSINESS
GENERAL

     F.N.B. Corporation (the Corporation) was formed in 1974 as the holding company of its then sole subsidiary, First National Bank of Mercer County. As of December 31, 1997, the Corporation owned and operated eight banks and one consumer finance company in Pennsylvania, southwestern Florida, eastern Ohio and western New York. During 1992, First National Bank of Mercer County completed an acquisition of ten offices of the former The First National Bank of Pennsylvania and three offices of Marine Bank. At the same time, First National Bank of Mercer County changed its name to First National Bank of Pennsylvania (First National). During 1997, the Corporation acquired Southwest Banks, Inc., a bank holding company headquartered in Naples, Florida and West Coast Bancorp, Inc., a bank holding company headquartered in Cape Coral, Florida. The Corporation continued to establish a presence in the southwestern Florida market area by acquiring additional banks in that area, including Indian Rocks National Bank on October 17, 1997 and Mercantile Bank of Southwest Florida on November 20, 1997. On January 20, 1998, the Corporation completed its merger with West Coast Bank (West Coast), located in Sarasota, Florida. The merger was accounted for as a pooling of interests. In addition, on February 2, 1998, the Corporation announced the signing of a definitive merger agreement to acquire Seminole Bank in Seminole, Florida. The merger will be accounted for as a pooling of interests and is expected to close during the second quarter of 1998, pending regulatory and shareholder approval.

     The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

     The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-size businesses in its market areas. The Corporation's business strategy has been to focus primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation has emphasized its community orientation by preserving the names and local boards of directors of its subsidiaries, by allowing its subsidiaries certain autonomy in decision-making and thus enabling them to respond to customer requests more quickly, and by concentrating on transactions within its market areas. However, while the Corporation has sought to preserve the identities and autonomy of its subsidiaries, it has established centralized legal, loan review, accounting, investment, audit and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

     The Corporation's lending philosophy is to minimize credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. The Corporation is an active residential mortgage lender, and its commercial loans are generally to established businesses within its market areas. The Corporation does not have a significant amount of construction loans and has no highly leveraged transaction loans.

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

     Following is information as of December 31, 1997 for the Corporation's bank and consumer finance subsidiaries, including West Coast (including the year established and location of principal office for each). All subsidiaries are wholly-owned by the Corporation (dollars in thousands).

                                                                                                                    NUMBER
                                                                                 TOTAL              TOTAL             OF
BANK SUBSIDIARIES:                                                               ASSETS            DEPOSITS         OFFICES
                                                                                -------           ---------         -------
First National Bank of Pennsylvania (Est. 1864)
  Hermitage, Pennsylvania........................                              $1,098,275          $ 962,332           34
First National Bank of Naples (Est. 1988)
  Naples, Florida................................                                 584,692            459,068            9
Cape Coral National Bank (Est. 1994)
  Cape Coral, Florida............................                                 251,850            226,731            4
Metropolitan National Bank (Est. 1922)
  Youngstown, Ohio...............................                                 241,896            218,744            8
Reeves Bank (Est. 1868)
  Beaver Falls, Pennsylvania.....................                                 147,232            134,231            9
Indian Rocks National Bank (Est. 1986)
  Largo, Florida.................................                                  99,896             86,221            3
First National Bank of Fort Myers (Est. 1989)
  Fort Myers, Florida............................                                  83,997             77,819            2
First County Bank, N.A. (Est. 1987)
  Chardon, Ohio..................................                                  50,125             45,856            2
                                                                               ----------         ----------           --
                                                                               $2,557,963         $2,211,002           71
                                                                               ==========         ==========           ==
CONSUMER FINANCE SUBSIDIARY:
Regency Finance Company (Est. 1927)
  Hermitage, Pennsylvania........................                              $   91,304                              35
                                                                               ==========                              ==

CONSUMMATED MERGER:
West Coast Bank (Est. 1988)
  Sarasota, Florida..............................                              $  107,386         $   91,251            2
                                                                               ==========         ==========           ==

PENDING MERGER:
Seminole Bank (Est. 1985)
  Seminole, Florida..............................                              $   93,650         $   82,863            4
                                                                               ==========         ==========           ==


     The Corporation has five other subsidiaries, Penn-Ohio Life Insurance Company, Est. 1981 (Penn-Ohio), F.N.B. Investment Corporation, Est. 1997 (F.N.B. Investment) Customer Service Center of F.N.B., L.L.C., Est. 1996 (Customer Service), Mortgage Service Corporation, Est. 1944 (Mortgage Service), and F.N.B. Building Corporation, Est. 1987 (F.N.B. Building). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation's subsidiaries. F.N.B. Investment holds equity securities and other assets for the holding company. Customer Service provides data processing and other services to the affiliates of the Corporation. Mortgage Service services mortgage loans for unaffiliated financial institutions and F.N.B. Building owns real estate that is leased to certain affiliates.

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

     In addition, First National operates a trust department which offers a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 1997, trust assets under management at First National totaled $290.1 million.

OPERATIONS OF THE CONSUMER FINANCE SUBSIDIARY

     The Corporation's consumer finance subsidiary is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. Such activity is primarily funded through the sale of the Corporation's subordinated notes at its branch offices.

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

BANKS

     The Corporation's bank subsidiaries are supervised and regularly examined by the Office of the Comptroller of Currency (OCC), the Federal Deposit Insurance Corporation (FDIC), the FRB, the Pennsylvania Department of Banking and the Florida Department of Banking and Finance. The various laws and regulations administered by the regulatory agencies affect corporate practices, such as payment of dividends, incurring debt and acquisition of financial institutions and other companies, and affect business practices, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

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

LIMITS ON DIVIDENDS AND OTHER PAYMENTS

     The parent company is a legal entity separate and distinct from its subsidiaries. Most of the parent company's revenues result from dividends paid to the parent company by the subsidiaries. The right of the parent company, and consequently the right of creditors and stockholders of the Corporation, to participate in any distribution of the assets or earnings of any subsidiary through the payment of such dividends or otherwise is necessarily subject to the prior claims of creditors of the subsidiary, except to the extent that claims of the parent company in its capacity as a creditor may be recognized. Moreover, there are various legal and regulatory limitations applicable to the payment of dividends by the subsidiaries as well as by the Corporation to its stockholders. Under federal law, the subsidiaries may not, subject to certain limited exceptions, make loans or extensions of credit to, or investments in the securities of, the Corporation or take securities of the Corporation as collateral for loans to any borrower. The subsidiaries are also subject to collateral security requirements for any loans or extensions of credit permitted by such exceptions.

     The subsidiaries are subject to various statutory and regulatory restrictions on their ability to pay dividends to the parent company. Under applicable federal and state statutes and regulations, the dividends that may be paid to the parent company by its subsidiaries without prior regulatory approval are subject to limitations. In the case of national banks, all subsidiaries except Reeves and West Coast Bank, prior approval of the OCC is required if the total of all dividends declared in any calendar year will exceed net profits (as defined and interpreted by the OCC) for that year combined with retained net profits (as defined) for the two preceding calendar years. As a Pennsylvania state-chartered institution, Reeves may pay dividends only if they are solvent and would not be rendered insolvent by the dividend payments, and only from unrestricted and unreserved earned surplus and, under certain circumstances, capital surplus. Reeves must also maintain a leverage ratio of 6.00% after paying dividends. As a Florida state-chartered institution, West Coast Bank may also pay dividends without prior regulatory approval, subject to the dividends for the calendar year not exceeding net profits for that year combined with retained profits for the preceding two calendar years.

     In addition, the OCC, in the case of the Corporation's national banks, and the FDIC, in the case of Reeves and the FRB in the case of West Coast Bank, have authority to prohibit banks from engaging in unsafe and unsound banking practices. The payment of a dividend by a bank could, depending on the financial condition of such bank and other factors, be considered an unsafe and unsound banking practice. The OCC has indicated its view that it generally would be an unsafe and unsound practice to pay dividends except out of current operating earnings. The ability of the subsidiaries to pay dividends is, and is expected to continue to be, influenced by regulatory policies and capital guidelines. (See also "Stockholders' Equity" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders).

CAPITAL REQUIREMENTS

     The FRB has adopted risk-based capital guidelines applicable to bank holding companies. The primary indicators relied on by the FRB and other bank regulators in measuring strength of capital position are the core capital, total risk-based capital and leverage ratios.

     Core capital consists of common and qualifying preferred stockholders' equity less non-qualifying intangibles. Total capital consists of core capital, qualifying subordinated debt and a portion of the allowance for loan losses. Risk-based capital ratios are calculated with reference to risk-weighted assets which consist of both on-and off- balance sheet risks. The regulatory minimums are 4.00% for the core capital ratio and 8.00% for the total risk-based capital ratio. The Corporation's core capital and total risk-based capital to risk-weighted assets ratios as of December 31, 1997 were 12.10% and 13.91%, respectively. (See also "Regulatory Matters" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders).

     In addition, the FRB has established minimum leverage ratio (core capital to quarterly average assets less non-qualifying intangibles) guidelines for bank holding companies. These guidelines provide for a minimum ratio of 4.00% for bank holding companies that meet certain specified criteria, including that they have the highest regulatory rating. All other bank holding companies are required to maintain a leverage ratio of 4.00% plus an additional cushion of at least 100 to 200 basis points. The Corporation's leverage ratio as of December 31, 1997 was 8.50%. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Each bank subsidiary is subject to similar capital requirements adopted by its primary regulator.

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

FDIC INSURANCE ASSESSMENTS

     The Corporation's banking subsidiaries are subject to FDIC deposit insurance assessments for the Bank Insurance Fund (BIF) and Savings Association Insurance Fund (SAIF). Financial Institutions Reform, Recovery and Enforcement Act (FIRREA) authorized the FDIC to set the annual premium for banks and savings associations as high as determined to be necessary to assure stability of the insurance funds. FDIC deposit insurance premium rates have been determined through a risk-based assessment which takes into consideration the capital rating (i.e. "undercapitalized", "adequately capitalized" or "well capitalized") assigned to the institution by the federal regulators. Each of the banking affiliates' most recent capital rating assignment has been that of "well capitalized."

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

OMNIBUS CONSOLIDATED APPROPRIATIONS ACT, FOR FISCAL YEAR 1997 (OMNIBUS ACT)

     The Omnibus Act requires commercial banks to make contributions to the SAIF and amended the Bank Holding Company Act to simplify certain nonbank application procedures for "well capitalized" banking organizations. Additionally, the Omnibus Act amended certain banking laws governing the operations of insured depository institutions to provide relief to commercial banks with respect to lender liability, environmental liability, loans to executive officers, officer and director interlocks and composition of bank audit committees.

MARKET AREA AND COMPETITION

     The Corporation, through its subsidiaries, operated 106 offices in 34 counties in Pennsylvania, southwestern Florida, eastern Ohio and western New York at December 31, 1997. The economies of the primary market areas in which the Corporation's Pennsylvania and Ohio subsidiaries operate have evolved during the past decade from ones dominated by heavy industry to ones which have a more diversified mix of light manufacturing, service and distribution industries. This area is served by Interstate Routes 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport. The Corporation's Florida subsidiaries operate in a four county area represented by high growth and median family income levels. The industries served in this market include a diversified mix of tourism, construction, services, light manufacturing, distribution and agriculture. The market extends north to Tampa and south through Naples and is served by Interstate 75 and U.S. Highway 41.

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

     With reciprocal interstate banking, the Corporation also faces the prospect of additional competitors entering its markets as well as additional competition in its efforts to acquire other subsidiaries and branches throughout Pennsylvania, Florida, Ohio and in other neighboring states. (See "Regulation and Supervision.")

EMPLOYEES

     As of February 28, 1998, the Corporation and its subsidiaries, including West Coast, had 1,124 full-time and 259 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

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

STATISTICAL DISCLOSURE

     Statistical disclosure information regarding the Corporation is included in the Management's Discussion and Analysis, which is incorporated by reference to the Corporation's Annual Report to Stockholders (see Part II, Item 7 below). The following information is contained therein:

     I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


     II.  Investment Portfolio


     III. Loan Portfolio


     IV.  Summary of Loan Loss Experience


     V.   Deposits


     VI.  Return on Equity and Assets


     VII. Short-Term Borrowings

ITEM 2.  PROPERTIES

     The Corporation opened a new six-story building in Hermitage, Pennsylvania to serve as its corporate headquarters and share with its lead banking affiliate, First National. The operations of the Corporation and First National are currently conducted at the new headquarters building and the Hermitage Square office location in Hermitage, Pennsylvania.

     The banking and consumer finance subsidiaries' branch offices are located in 24 counties in Pennsylvania, 6 counties in eastern Ohio, 3 counties in southwestern Florida and 1 county in western New York. At December 31, 1997, the Corporation's subsidiaries owned 52 of the Corporation's 106 branch locations and leased the remaining 54 branch locations under operating leases expiring at various dates through the year 2010. For additional information regarding the lease commitments see the Premises and Equipment footnote in the Annual
Report to Shareholders.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1997.

PART II

     Information relating to Items 5, 6, 7 and 8 is provided in the Corporation's 1997 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated herein by reference:

                                                                                                 PAGES IN 1997
                                                                                                 ANNUAL REPORT
CAPTION IN 1997 ANNUAL REPORT TO STOCKHOLDERS                                                   TO STOCKHOLDERS
ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS                                                             40

ITEM 6.        SELECTED FINANCIAL DATA                                                                 26

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           28

ITEM 7.A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK                                                                          31-33

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                        1-25,27

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

               None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to directors of the Corporation is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 29, 1998. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is provided in
Part I.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 29, 1998. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 29, 1998. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 29, 1998. Such information is incorporated herein by reference.




























                                      III-1

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A) 1.    FINANCIAL STATEMENTS

          The following consolidated financial statements of F.N.B. Corporation and subsidiaries and report of independent auditors, included in the Corporation's 1997 Annual Report to Stockholders, are incorporated herein by reference:


                                                                               PAGES IN 1997
                                                                               ANNUAL REPORT
                                                                              TO STOCKHOLDERS

                       Consolidated Balance Sheet                                     1
                       Consolidated Income Statement                                  2
                       Consolidated Statement of Stockholders' Equity                 3
                       Consolidated Statement of Cash Flows                           4
                       Notes to Consolidated Financial Statements                5 - 25
                       Report of Independent Auditors                                25
                       Quarterly Earnings Summary                                    27


(A)  2.   FINANCIAL STATEMENT SCHEDULES

          All Schedules are omitted because they are not applicable.

(A)  3.   EXHIBITS

          The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-5 and are incorporated by reference.

(B)       REPORTS ON FORM 8-K

          A Report on Form 8-K, dated February 13, 1998, was filed by the Corporation. The Form 8-K included Audited Supplemental Consolidated Financial Statements for the years ended December 31, 1996, 1995 and 1994 with Report of Independent Auditors and Management's Discussion and Analysis giving effect to the merger of the Corporation and West Coast Bank on a pooling-of-interests basis.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       F.N.B. CORPORATION



                                       By  /s/ PETER MORTENSEN
                                          -----------------------------------
                                          Peter Mortensen, Chairman and Chief
                                          Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ PETER MORTENSEN
----------------------------------         Chairman, Chief Executive                  February 24, 1998
Peter Mortensen                            Officer and Director
                                           (Principal Executive Officer)

/s/ STEPHEN J. GURGOVITS
----------------------------------         Vice Chairman and Director                 February 24, 1998
Stephen J. Gurgovits

/s/ GARY L. TICE
----------------------------------         President, Chief Operating                 February 24, 1998
Gary L. Tice                               Officer and Director

/s/ WILLIAM J. RUNDORFF
----------------------------------         Executive Vice President                   February 24, 1998
William J. Rundorff

/s/ JOHN D. WATERS
----------------------------------         Vice President and Chief                   February 24, 1998
John D. Waters                             Financial Officer (Principal
                                           Financial and Accounting
                                           Officer)

----------------------------------         Director
W. Richard Blackwood

/s/ WILLIAM B. CAMPBELL
----------------------------------         Director                                   February 24, 1998
William B. Campbell

/s/ CHARLES T. CRICKS
----------------------------------         Director                                   February 24, 1998
Charles T. Cricks

/s/ HENRY M. EKKER
----------------------------------         Director                                   February 24, 1998
Henry M. Ekker

----------------------------------         Director
Thomas C. Elliott

/s/ THOMAS W. HODGE
----------------------------------         Director           February 24, 1998
Thomas W. Hodge


----------------------------------         Director
James S. Lindsay

/s/ PAUL P. LYNCH
----------------------------------         Director           February 24, 1998
Paul P. Lynch


----------------------------------         Director
Edward J. Mace


----------------------------------         Director
Robert S. Moss


----------------------------------         Director
Richard C. Myers


----------------------------------         Director
John R. Perkins


----------------------------------         Director
William A. Quinn


----------------------------------         Director
George A. Seeds

/s/ WILLIAM J. STRIMBU
----------------------------------         Director           February 24, 1998
William J. Strimbu

/s/ ARCHIE O. WALLACE
----------------------------------         Director           February 24, 1998
Archie O. Wallace


----------------------------------         Director
Joseph M. Walton

/s/ JAMES T. WELLER
----------------------------------         Director           February 24, 1998
James T. Weller

/s/ ERIC J. WERNER
----------------------------------         Director           February 24, 1998
Eric J. Werner

/s/ R. BENJAMIN WILEY
----------------------------------         Director           February 24, 1998
R. Benjamin Wiley

/s/ DONNA C. WINNER
----------------------------------         Director           February 24, 1998
Donna C. Winner

INDEX TO EXHIBITS

   The following exhibits are filed or incorporated by reference as part of this report:

3.1. Restated Articles of Incorporation of the Corporation as currently in effect and any amendments thereto. (incorporated by reference to Exhibit 3.1. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

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

10.5.       Employment Agreement between F.N.B. Corporation and Stephen J. Gurgovits.
            (incorporated by reference to exhibit 10.6 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

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

10.7.       Basic Retirement Plan (formerly the Supplemental Executive
            Retirement Plan) of F.N.B. Corporation effective January 1, 1992.
            (incorporated by reference to Exhibit 10.9. of the Corporation's
            Annual Report on Form 10-K for the fiscal year ended December 31,
            1993).

10.8.       F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2,
            1996. (incorporated by reference to Exhibit 10.10. of the Corporation's Annual
            Report on Form 10-K for the fiscal year ended December 31, 1995).

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

10.12.      F.N.B. Corporation 1996 Stock Option Plan. (incorporated by reference to
            Exhibit 10.13. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.13.      F.N.B. Corporation Director's Compensation Plan. (incorporated by reference to
            Exhibit 10.13. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

13          Annual Report to Stockholders. (filed herewith).

21          Subsidiaries of the Registrant. (filed herewith).

23.1        Consent of Ernst & Young LLP, Independent Auditors. (filed herewith).

23.2        Consent of Hill, Barth & King, Independent Auditors. (filed herewith).

23.3        Consent of Coopers & Lybrand, Independent Auditors. (filed herewith).

27          Financial Data Schedule. (filed herewith).

99.1 Report of Independent Auditors, Hill, Barth & King, Inc. for the 1996 and 1995 audits of Southwest Banks, Inc. (filed herewith).

99.2        Report of Independent Auditors, Coopers & Lybrand L.L.P., for the
            1996 and 1995 audits of West Coast Bancorp, Inc. (Filed herewith).