Form 10-Q
period 1998-03-31
FNB CORP/PA
filed 1998-05-14
CIK 37808

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               -----------------------------------------------
                                    OR
   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -----------------------
Commission file number 0-8144
                       ------

                                   F.N.B. CORPORATION
-------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

              Pennsylvania                                      25-1255406
---------------------------------------                  ----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                         Identification No.)


                  One F.N.B. Boulevard, Hermitage, PA  16148
-------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                             (724) 981-6000
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                             Not applicable
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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
Yes        No
   ---       ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                  Outstanding at April 30, 1998
          -----                                  ------------------------------

Common Stock, $2 Par Value                              16,014,152 Shares
--------------------------                              -----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 1998

INDEX

PART I  - FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements

          Consolidated Balance Sheet                                         2
          Consolidated Income Statement                                      3
          Consolidated Statement of Cash Flows                               4
          Notes to Consolidated Financial Statements                         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                 16

Item 2.   Changes in Securities                                             16

Item 3.   Defaults Upon Senior Securities                                   16

Item 4.   Submission of Matters to a Vote of Security Holders               16

Item 5.   Other Information                                                 16

Item 6.   Exhibits and Reports on Form 8-K                                  16

Signatures                                                                  17

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
                                                    MARCH 31,     DECEMBER 31,
                                                       1998           1997
                                                  -------------   ------------
                                                    UNAUDITED
                                                  -------------
ASSETS
Cash and due from banks                              $   90,968     $   93,186
Interest bearing deposits with banks                      1,859          3,244
Federal funds sold                                       75,331         17,249
Mortgage loans held for sale                              9,128          6,163
Securities available for sale                           425,314        437,115
Securities held to maturity (fair
  value of $112,393 and $123,164)                       112,058        122,938

Loans, net of unearned income of
  $21,802 and $20,425                                 2,012,042      1,968,925
Allowance for loan losses                               (28,926)       (28,296)
                                                     ----------     ----------
     NET LOANS                                        1,983,116      1,940,629
                                                     ----------     ----------

Premises and equipment                                   76,707         65,818
Other assets                                             71,125         70,538
                                                     ----------     ----------
                                                     $2,845,606     $2,756,880
                                                     ==========     ==========
LIABILITIES

Deposits:
  Non-interest bearing                               $  292,945     $  272,974
  Interest bearing                                    2,087,797      2,010,990
                                                     ----------     ----------
    TOTAL DEPOSITS                                    2,380,742      2,283,964

Other liabilities                                        35,237         37,423
Short-term borrowings                                   115,491        123,752
Long-term debt                                           72,798         72,246
                                                     ----------     ----------
    TOTAL LIABILITIES                                 2,604,268      2,517,385
                                                     ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 274,947 and 287,500 shares
  Aggregate liquidation value -
    $6,874 and $7,188                                     2,749          2,875
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 15,360,351 and 15,332,488 shares              30,721         30,665
Additional paid-in capital                              121,294        121,296
Retained earnings                                        86,085         83,051
Accumulated other comprehensive income                    5,763          5,236
Treasury stock - 142,332 and 113,592 shares at cost      (5,274)        (3,628)
                                                     ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                          241,338        239,495
                                                     ----------     ----------
                                                     $2,845,606     $2,756,880
                                                     ==========     ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                                          THREE MONTHS ENDED
                                                              MARCH 31,
                                                          ------------------
                                                            1998       1997
                                                          -------    -------
INTEREST INCOME
Loans, including fees                                     $44,858    $41,644
Securities:
  Taxable                                                   7,228      6,162
  Nontaxable                                                  531        584
  Dividends                                                   438        290
Other                                                         751        873
                                                          -------    -------
    TOTAL INTEREST INCOME                                  53,806     49,553
                                                          -------    -------
INTEREST EXPENSE
Deposits                                                   21,237     18,817
Short-term borrowings                                       1,422      1,459
Long-term debt                                              1,152        754
                                                          -------    -------
    TOTAL INTEREST EXPENSE                                 23,811     21,030
                                                          -------    -------
    NET INTEREST INCOME                                    29,995     28,523
Provision for loan losses                                   1,679      2,273
                                                          -------    -------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                            28,316     26,250
                                                           ------     ------

NON-INTEREST INCOME
Insurance commissions and fees                              1,006      1,031
Service charges                                             3,452      3,049
Trust                                                         359        439
Gain on sale of securities                                    538        493
Other                                                       1,475      1,018
                                                          -------    -------
    TOTAL NON-INTEREST INCOME                               6,830      6,030
                                                          -------    -------

                                                           35,146     32,280
                                                          -------    -------
NON-INTEREST EXPENSES
Salaries and employee benefits                             13,402     11,962
Net occupancy                                               1,829      1,802
Equipment                                                   1,797      1,609
Other                                                       7,281      6,462
                                                          -------    -------
    TOTAL NON-INTEREST EXPENSES                            24,309     21,835
                                                          -------    -------
    INCOME BEFORE INCOME TAXES                             10,837     10,445
Income taxes                                                3,387      3,395
                                                          -------    -------
    NET INCOME                                            $ 7,450    $ 7,050
                                                          =======    =======
EARNINGS PER COMMON SHARE:
  Basic                                                   $   .46    $   .45
                                                          =======    =======
  Diluted                                                 $   .43    $   .43
                                                          =======    =======
CASH DIVIDENDS PER COMMON SHARE                           $   .17    $   .15
                                                          =======    =======

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Three Months Ended March 31                                  1998        1997
                                                          ---------   ---------
OPERATING ACTIVITIES
Net income                                                $   7,450   $   7,050
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                             1,818       1,621
    Provision for loan losses                                 1,679       2,273
    Deferred taxes                                              199        (560)
    Net gain on sale of securities                             (538)       (493)
    Net gain on sale of loans                                  (613)       (504)
    Proceeds from sale of loans                              35,014       8,788
    Loans originated for sale                               (37,366)     (3,963)
    Net change in:
      Interest receivable                                      (292)     (1,905)
      Interest payable                                        1,535         512
    Other, net                                               (4,665)     (3,777)
                                                          ---------   ---------
Net cash flows from operating activities                      4,221       9,042
                                                          ---------   ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                        1,385      (1,760)
  Federal funds sold                                        (58,082)    (38,339)
  Loans                                                     (44,333)    (24,025)
Securities available for sale:
  Purchases                                                 (70,671)    (88,910)
  Sales                                                       7,083      14,388
  Maturities                                                 76,877      74,221
Securities held to maturity:
  Purchases                                                              (6,324)
  Maturities                                                 10,917      14,837
Increase in premises and equipment                          (12,550)     (2,910)
                                                          ---------   ---------
      Net cash flows from investing activities              (89,374)    (58,822)
                                                          ---------   ---------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW             48,187      32,236
  Time deposits                                              48,591      16,221
  Short-term borrowings                                      (8,261)    (28,172)
Increase in long-term debt                                    1,414      11,671
Decrease in long-term debt                                     (862)     (1,024)
Net acquisition of treasury stock                            (3,272)        188
Cash dividends paid                                          (2,862)     (2,167)
        Net cash flows from financing activities             82,935      28,953
                                                          ---------   ---------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS           (2,218)    (20,827)
Cash and due from banks at beginning of period               93,186     111,541
                                                          ---------   ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                  $  90,968   $  90,714
                                                          =========   =========


See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 1998

BASIS OF PRESENTATION

   The accompanying unaudited consolidated financial statements give retroactive effect to the merger of West Coast Bank (West Coast) with and into F.N.B. Corporation (the Corporation). The merger, which was consummated on January 20, 1998, resulted in the Corporation issuing 585,263 shares of common stock. The transaction has been accounted for as a pooling-of-interests, and such financial statements are presented as if the merger had been consummated for all the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on April 3, 1998.

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements.
Actual results could differ from those estimates.

PER SHARE AMOUNTS

   Per share amounts are adjusted for common stock dividends, including the 5% stock dividend declared on April 9, 1998.

   Basic earnings per share is calculated by dividing net income, adjusted for preferred stock dividends declared, by the sum of the weighted average number of shares of common stock outstanding.

   Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the year or date of issuance and the exercise of stock options and warrants. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share.

EARNINGS PER SHARE

   The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
BASIC

Net income                                             $    7,450   $    7,050
Less:  Preferred stock dividends declared                    (134)        (160)
                                                       ----------   ----------
Earnings applicable to basic earnings per share        $    7,316   $    6,890
                                                       ==========   ==========

Average common shares outstanding                      16,012,010   15,169,895
                                                       ==========   ==========
Earnings per share                                           $.46         $.45
                                                             ====         ====

DILUTED

Earnings applicable to diluted earnings per share      $    7,450   $    7,050
                                                       ==========   ==========

Average common shares outstanding                      16,012,010   15,169,895
Series A convertible preferred stock                       14,848       25,703
Series B convertible preferred stock                      589,303      708,224
Net effect of dilutive stock options
  and stock warrants based on the
  treasury stock method                                   623,155      446,296
                                                       ----------   ----------
                                                       17,239,316   16,350,118
                                                       ==========   ==========

Earnings per share                                           $.43         $.43
                                                             ====         ====

CASH FLOW INFORMATION

   Following is a summary of supplemental cash flow information (in thousands):

   Three months ended March 31                               1998       1997
                                                           --------   --------
   Cash paid for:
      Interest                                              $22,276    $20,518

   Noncash Investing and Financing Activities:
     Acquisition of real estate in settlement of loans          321         64
     Loans granted in the sale of other real estate             141        821

COMPREHENSIVE INCOME

   As of January 1, 1998, the Corporation adopted Financial Accounting
Standards Board Statement (FAS) No. 130, "Reporting Comprehensive Income."
FAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of FAS No. 130 had no impact on the Corporation's net income or stockholders' equity. FAS No. 130 requires unrealized gains or losses on the Corporation's available for sale securities, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform to the requirements of FAS No. 130.

    The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                 Three Months Ended
                                                     March 31,
                                                 ------------------
                                                   1997      1998
                                                 --------  --------
Net income                                         $7,450   $ 7,050
Other comprehensive income:
  Unrealized gains (losses) on securities:
    Unrealized holding gains (losses)
      arising during the period                       873    (1,778)
    Less:  reclassification adjustment
      for gains included in net income               (346)     (374)
                                                 --------  --------
Other comprehensive income                            527    (2,152)
                                                 --------  --------
Comprehensive income                               $7,977   $ 4,898
                                                 ========  ========

MERGERS AND ACQUISITIONS

   On April 6, 1998, the Corporation signed a definitive merger agreement with Citizens Bank & Trust (Citizens), a community bank headquartered in Clearwater, Florida with assets of $116.0 million. The merger agreement calls for an exchange of 1.515 shares of the Corporation's common stock for each share of Citizens Holding Company, parent company of Citizens, common stock. The Corporation anticipates issuing approximately 1,025,344 shares of its common stock. Citizens will be merged into an existing subsidiary of the Corporation, First National Bank of Florida (FNB Florida), formerly Indian Rocks National Bank, in Largo, Florida. The transaction, which is expected to close during the third quarter of 1998 pending regulatory and shareholder approval, is expected to be accounted for as a pooling-of-interests

   On February 2, 1998, the Corporation signed a definitive merger agreement with Seminole Bank (Seminole), a community bank headquartered in Seminole, Florida with assets of $93.7 million. The merger agreement calls for an exchange of 1.530 shares of the Corporation's common stock for each share of Seminole common stock. The Corporation anticipates issuing approximately 855,308 shares of its common stock. Seminole will be merged into an existing subsidiary of the Corporation, FNB Florida. The transaction, which is expected to close during the second quarter of 1998 pending regulatory and shareholder approval, is expected to be accounted for as a pooling-of-interests.

   On January 20, 1998, the Corporation completed its merger with West Coast, headquartered in Sarasota, Florida, with assets totaling $107.4 million.
Under the terms of the agreement, each outstanding share of West Coast's common stock was converted into 1.0 share of the Corporation's common stock. A total of 585,263 shares of the Corporation's common stock were issued. Results for prior years are restated to reflect this acquisition as a pooling-of-interests. The following table sets forth separate company financial information for the year ended December 31, 1997 (in thousands):

                                                      F.N.B.
                                                   Corporation    West Coast
                                                   -----------    ----------
Net interest income                                 $111,030        $4,013
Net income                                            33,123           879

   The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

LIQUIDITY AND INTEREST RATE SENSITIVITY

   The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the significant source of liquidity provided by its securities portfolio, the Corporation has sufficient sources of funds available to meet its cash needs.

   Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $32.0 million was unused at March 31, 1998. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other uncommitted funding sources.

   The financial performance of the Corporation is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to pricing over a specified period, the amount of change in individual interest rates and the embedded options in all financial instruments. The principal objective of the Corporation's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation. The Corporation's Asset/Liability Committee (ALCO) is responsible for achieving this objective. The Corporation uses an asset/liability model to quantify its balance sheet strategies and their associated risks. Net interest income simulation is the principal tool utilized for these purposes. Gap analysis is employed as a secondary diagnostic measurement. The Corporation attempts to mitigate interest rate risk through asset deployment, asset and liability pricing and matched maturity funding.

   A gradual 300 basis point decrease in interest rates is estimated to cause a decline in net interest income of .6% or $800,000 as compared to net interest income if interest rates were unchanged over the next twelve months. This low level of variation is within the Corporation's policy limits. This simulation analysis assumed that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such a magnitude in interest rates, the ALCO would likely take actions to further mitigate its exposure to the change. However, due to the greater uncertainty of other specific actions that would be taken, the analysis assumed no change in the Corporation's asset/liability composition.

   The gap analysis which follows is based on the amortization, maturity or repricing of the Corporation's interest-earning assets and interest-bearing liabilities. Non-maturity deposits have been allocated to represent their lower sensitivity to changes in market interest rates than other adjustable rate instruments. The cumulative gap represents the difference between these assets and liabilities over a specified time period. Based on the cumulative one year gap and assuming no change in asset/liability composition, a decrease in interest rates would be expected to result in slightly lower net interest income. The gap position is within the Corporation's policy limits.

    Following is the gap analysis as of March 31, 1998 (in thousands):

                            Within        4-12         1-5         Over
                           3 Months      Months       Years       5 years       Total
                           ---------   ---------   ----------   ----------   ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks               $   1,759   $     100                             $    1,859
Federal funds sold            75,331                                             75,331
Loans held for sale            9,128                                              9,128
Securities:
  Available for sale          38,278      89,316    $  221,163  $   76,557      425,314
  Held to maturity            20,170      32,497       52,668        6,723      112,058
Loans, net of unearned       597,223     525,504      768,045      121,270    2,012,042
                           ---------   ---------   ----------   ----------   ----------
                             741,889     647,417    1,041,876      204,550    2,635,732
Other assets                                                       209,874      209,874
                           ---------   ---------   ----------   ----------   ----------
                           $ 741,889   $ 647,417   $1,041,876   $  414,424   $2,845,606
                           =========   =========   ==========   ==========   ==========
INTEREST BEARING LIABILITIES
Deposits:
  Interest checking        $ 103,004                            $  264,866   $  367,870
  Savings                    220,304                               427,649      647,953
  Time deposits              214,395   $ 535,987   $  321,592                 1,071,974
Short-term borrowings        115,029                                   462      115,491
Long-term debt                10,920      25,479       26,935        9,464       72,798
                           ---------   ---------   ----------   ----------   ----------
                             663,652     561,466      348,527      702,441    2,276,086
Other liabilities                                                  328,182      328,182
Stockholders' equity                                               241,338      241,338
                           ---------   ---------   ----------   ----------   ----------
                           $ 663,652   $ 561,466   $  348,527   $1,271,961   $2,845,606
                           =========   =========   ==========   ==========   ==========
PERIOD GAP                 $  78,237   $  85,951   $  693,349   $ (857,537)
                           =========   =========   ==========   ==========
CUMULATIVE GAP             $  78,237   $ 164,188   $  857,537
                           =========   =========   ==========
CUMULATIVE GAP
  AS A PERCENT
  OF TOTAL ASSETS              2.75%       5.77%       30.14%
                           =========   =========   ==========
RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                 1.12        1.13         1.54         1.16
                           =========   =========   ==========   ==========

CAPITAL RESOURCES

   The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

   Capital management is a continuous process. Since December 31, 1997, stockholders' equity has increased $4.6 million as a result of earnings retention. For the three months ended March 31, 1998, the return on average equity on a recurring income basis was 12.78%. Total cash dividends declared represented 38.42% of net income. Book value per common share was $14.67 at March 31, 1998, compared to $14.54 at December 31, 1997.

LOANS

   Following is a summary of loans (dollars in thousands):

                                                  MARCH 31,    DECEMBER 31,
                                                    1998           1997
                                                ------------   ------------
Real estate:
  Residential                                   $  859,130      $  867,611
  Commercial                                       507,369         476,295
  Construction                                      72,299          64,511
Installment loans to individuals                   278,886         282,678
Commercial, financial and agricultural             246,801         238,403
Lease financing                                     69,359          59,852
Unearned income                                    (21,802)        (20,425)
                                                ----------      ----------
                                                $2,012,042      $1,968,925
                                                ==========      ==========
NON-PERFORMING ASSETS

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

   Following is a summary of non-performing assets (dollars in thousands):

                                                       MARCH 31,   DECEMBER 31,
                                                         1998          1997
                                                      ----------   ------------
Non-performing assets:
  Non-accrual loans                                     $ 8,068     $ 8,103
  Restructured loans                                      1,504       1,314
                                                        -------     -------
    Total non-performing loans                            9,572       9,417
Other real estate owned                                   3,397       4,027
                                                        -------     -------
    Total non-performing assets                         $12,969     $13,444
                                                        =======     =======
Asset quality ratios:
  Non-performing loans as percent of total loans          .48%         .49%
  Non-performing assets as percent of total assets        .46%         .49%

   Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the present value of projected future cash flows or the value of any underlying collateral. Losses are recognized where appropriate.

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

   Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                                      Three Months Ended
                                                           March 31,
                                                     --------------------
                                                       1998        1997
                                                     --------   ---------
Balance at beginning of period                        $28,296     $28,649

Charge-offs                                            (1,533)     (2,041)
Recoveries                                                484         260
                                                      -------     -------
  Net charge-offs                                      (1,049)     (1,781)

Provision for loan losses                               1,679       2,273
                                                      -------     -------
Balance at end of period                              $28,926     $29,141
                                                      =======     =======
Allowance for loan losses to:
  Total loans, net of unearned income                   1.44%       1.48%
  Non-performing loans                                302.19%     309.45%

   The higher level of the provision for loan losses in 1997 resulted from the consistent application of the Corporation's charge-off policy and methodology for determining the adequacy of the allowance for loan losses to West Coast Bancorp, Inc.

REGULATORY MATTERS

   Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of March 31, 1998, that the Corporation and each of its banking subsidiaries are all "well capitalized".

   As of December 31, 1997, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Following are capital ratios as of March 31, 1998 for the Corporation (dollars in thousands):

                                                                         To Be Well
                                                                      Capitalized Under
                                                     For Capital      Prompt Corrective
                                    Actual        Adequacy Purposes   Action Provisions
                              ------------------  ------------------  ------------------
                               Amount     Ratio    Amount     Ratio    Amount     Ratio
                              ---------  -------  ---------  -------  ---------  -------
Total Capital                 $260,880   13.5%    $154,108    8.0%    $192,636   10.0%
  (to risk-weighted assets)
Tier 1 Capital                 226,725   11.8%      77,054    4.0%     115,581    6.0%
  (to risk-weighted assets)
Tier 1 Capital                 226,725    8.2%     110,776    4.0%     138,470    5.0%
  (to average assets)


   The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices.
The Corporation's and banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

FINANCIAL INFORMATION SUMMARY

   Net income for the first three months of 1998 was $7.5 million compared to $7.1 million for the first three months of 1997. Basic earnings per share were $.46 and $.45 for the three months ended March 31, 1998 and 1997, respectively, while diluted earnings per share were $.43 for both of those periods. Highlights for the first three months of 1998 include:

      * Net income of $7.6 million, excluding merger related costs of $170,000, for the first three months of 1998, providing a return on average assets of 1.11% and a return on average equity of 12.78%.

      * A 35.4% decrease in the provision for loan losses as compared to the first three months of 1997.

      * A $31.2 million or 9.4% increase in net interest earning assets as compared to the first three months of 1997.

FIRST THREE MONTHS OF 1998 AS COMPARED TO FIRST THREE MONTHS OF 1997:

   The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):


Three Months Ended March 31                1998                         1997
                          -------------------------------  ----------------------------
                           Average      Yield/    Average             Yield/
                           Balance     Interest    Rate     Balance    Interest   Rate
                          ----------   --------   -------  ---------- ---------- ------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks               $    2,121   $     32   6.03%  $    1,864    $    40   8.58%
Federal funds sold            53,187        719   5.41       64,381        833   5.18
Securities:
 Taxable                     466,782      7,228   6.28      402,435      6,162   6.21
 Non-taxable (1)              76,170      1,270   6.67       79,159      1,128   5.70
Loans (1) (2)              1,997,933     45,064   9.15    1,821,919     41,922   9.33
                          ----------   --------          ----------   --------
  Total interest
   earning assets          2,596,193     54,313   8.48    2,369,758     50,085   8.57
                          ----------   --------          ----------   --------
Cash and due from banks       81,847                         78,676
Allowance for loan losses    (28,683)                       (29,289)
Premises and equipment        66,825                         50,261
Other assets                  67,670                         54,167
                          ----------                     ----------
                          $2,783,852                     $2,523,573
                          ==========                     ==========
LIABILITIES
Interest bearing
 liabilities:
Deposits:
 Interest bearing
 demand                   $  350,749   $  2,419   2.80   $  318,091   $  1,679    2.14
 Savings                     641,888      4,472   2.83      588,212      4,200    2.90
 Other time                1,055,465     14,346   5.51      965,588     12,938    5.43
Short-term borrowings        112,442      1,422   5.13      126,104      1,459    4.69
Long-term debt                72,491      1,152   6.36       39,802        754    7.58

                          ----------   --------          ----------   --------
  Total interest
   bearing liabilities     2,233,035     23,811   4.32    2,037,797     21,030    4.18
                          ----------   --------          ----------   --------
Non-interest bearing
 demand deposits             272,129                        239,835
Other liabilities             36,939                         35,131
                          ----------                     ----------
                           2,542,103                      2,312,763
                          ----------                     ----------
STOCKHOLDERS' EQUITY         241,749                        210,810
                          ----------                     ----------
                          $2,783,852                     $2,523,573
                          ==========                     ==========
Net interest earning
 assets                   $  363,158                     $  331,961
                          ==========                     ==========

Net interest income                    $ 30,502                       $ 29,055
                                       ========                       ========

Net interest spread                               4.16%                           4.39%
                                                 ======                          ======

Net interest margin (3)                           4.76%                           4.97%
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

   Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first three months of 1998, net interest income, on a fully taxable equivalent basis, totaled $30.5 million, representing a 4.98% increase over the first three months of 1997. Net interest income consisted of interest income of $54.3 million and interest expense of $23.8 million for the first three months of 1998 compared to $50.1 million and $21.0 million for each, respectively, for the first three months of 1997. Net interest margin fell to 4.76% at March 31, 1998 from 4.97% at March 31, 1997, as the yield on total interest earning assets declined by 9 basis points and the rate paid on interest bearing liabilities increased by 14 basis points. Strong competitive factors resulted in an 18 basis point decrease in the average yield on loans and a 12 basis point increase in rates paid on deposits.

   The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the three months ending March 31, 1998 as compared to the three months ending March 31, 1997 (in thousands):

                                               Volume     Rate        Net
                                               -------   -------    -------
INTEREST INCOME
Interest bearing deposits with banks           $     7   $   (15)   $    (8)
Federal funds sold                                (153)       39       (114)
Securities:
  Taxable                                          996        70      1,066
  Non-taxable                                      (40)      182        142
Loans                                            3,926      (784)     3,142
                                               -------   -------    -------
                                                 4,736      (508)     4,228
                                               -------   -------    -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                          185       555        740
  Savings                                          370       (98)       272
  Other time                                     1,216       192      1,408
Short-term borrowings                             (276)      239        (37)
Long-term debt                                     495       (97)       398
                                                 1,990       791      2,781
                                               -------   -------    -------
NET CHANGE                                     $ 2,746   $(1,299)   $ 1,447
                                               =======   =======    =======

   The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

   Interest income on loans, on a fully taxable equivalent basis, increased 7.49% from $41.9 million for the three months ended March 31, 1997 to $45.1 million for the three months ended March 31, 1998. This increase was the result of an increase in average loans of 9.66% over this same period last year.

   Interest expense on deposits increased $2.4 million or 12.86% for the three months ended March 31, 1998, compared to the three months ended March 31, 1997. This increase was the result of an increase in average deposits of 9.41% over this same three month period. The average balance in savings and time deposits increased $143.6 million as the average balance in interest bearing demand deposits increased by $32.7 million. Interest expense on long-term debt increased $244,000 or 32.36% for these same periods due to an increase in average long-term debt of 55.53%, which was partially offset by a decline in rate paid of 113 basis points.

   The provision for loan losses totaled $1.7 million for the first three months of 1998, as compared to $2.3 million for the first three months of 1997. In connection with the Corporation's 1997 acquisition of West Coast Bancorp, Inc.
(WCBI), the Corporation recognized an additional provision for loan losses during the first quarter of 1997 after applying the Corporation's allowance for loan loss policy and methodology for evaluating the adequacy of the allowance to WCBI.

   Non-interest income increased by 13.27% during the first three months of 1998 as compared to the first three months of 1997, primarily due to an increase of 13.22% in service charges and other fees.

   Total non-interest expenses increased 11.33% during the first three months of 1998, compared to the first three months of 1997. The increase was primarily attributable to an increase of $1.4 million in salaries and employee benefits as well as other miscellaneous operating costs. Salaries and personnel expense increased 12.04% during the first three months of 1998 as compared to the first three months of 1997. This increase was due to increases for incentive compensation as well as normal annual salary adjustments. Included in other non-interest expenses during the first three months of 1998 was $170,000 for expenses related to the affiliation with West Coast. These expenses were primarily legal and investment banking costs associated with the structuring and completion of the merger.

   Income tax expense for the three months ended March 31, 1998 totaled $3.4 million, providing an effective tax rate of 31.25% compared to 32.50% for the three months ended March 31, 1997.

YEAR 2000

   During the quarter, the Corporation continued to implement its Year 2000 Bank Strategy and Project Plan as more fully described in the Corporation's 1997 Annual Report. The Corporation currently believes that modifications to existing systems, conversion to new systems and vendor compliance upgrades will be resolved on a timely basis and related costs will not have a material impact on its results of operations or financial condition.

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

         A report on Form 8-K, dated April 3, 1998, was filed by the Corporation. The Form 8-K included Audited Supplemental Consolidated Financial Statements for the years ended
         December 31, 1997, 1996 and 1995 with Report of Independent Auditors and Management's Discussion and Analysis giving effect to the merger of the Corporation and West Coast Bank on a pooling-of-interests basis.

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      F.N.B. Corporation
                                      ------------------------------------------
                                      (Registrant)


Dated: MAY 14, 1998                   /s/PETER MORTENSEN
      ------------------------        ------------------------------------------
                                      Peter Mortensen
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


Dated: MAY 14, 1998                   /s/JOHN D. WATERS
      ------------------------        ------------------------------------------
                                      John D. Waters
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)