Form 10-Q
period 1998-06-30
FNB CORP/PA
filed 1998-08-13
CIK 37808

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q
(Mark One)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------------------------------------------
                                            OR
   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------    -------------------------
Commission file number 0-8144
                       ------
                                 F.N.B. CORPORATION
--------------------------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Pennsylvania                                     25-1255406
----------------------------------          ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

                    One F.N.B. Boulevard, Hermitage, PA     16148
--------------------------------------------------------------------------------
                (Address of principal executive offices)  (Zip Code)

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
Yes  X      No
    ----       ---
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes         No
    ---        ----
                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at July 31, 1998
          -----                              ----------------------------

Common Stock, $2 Par Value                         16,930,488 Shares
--------------------------                         -----------------

F.N.B. CORPORATION
FORM 10-Q
June 30, 1998

INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements

           Consolidated Balance Sheet                                     2
           Consolidated Income Statement                                  3
           Consolidated Statement of Cash Flows                           4
           Notes to Consolidated Financial Statements                     5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        8


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                               18

Item 2.  Changes in Securities                                           18

Item 3.  Defaults Upon Senior Securities                                 18

Item 4.  Submission of Matters to a Vote of Security Holders             18

Item 5.  Other Information                                               18

Item 6.  Exhibits and Reports on Form 8-K                                18

Signatures                                                               19

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
                                                      JUNE 30,    DECEMBER 31,
                                                        1998          1997
                                                   -------------  ------------
                                                     UNAUDITED
                                                   -------------
ASSETS
Cash and due from banks                               $  102,595    $   99,634
Interest bearing deposits with banks                       6,065         4,081
Federal funds sold                                        27,826        30,564
Mortgage loans held for sale                              11,220         6,536
Securities available for sale                            448,765       443,711
Securities held to maturity (fair
  value of $108,693 and $133,716)                        108,297       133,409

Loans, net of unearned income of
  $24,811 and $20,532                                  2,111,360     2,022,447
Allowance for loan losses                                (30,180)      (29,066)
                                                      ----------    ----------
    NET LOANS                                          2,081,180     1,993,381
                                                      ----------    ----------

Premises and equipment                                    79,777        67,906
Other assets                                              77,020        71,308
                                                      ----------    ----------
                                                      $2,942,745    $2,850,530
                                                      ==========    ==========
LIABILITIES
Deposits:
  Non-interest bearing                                $  303,492    $  281,759
  Interest bearing                                     2,136,941     2,085,068
                                                      ----------    ----------
    TOTAL DEPOSITS                                     2,440,433     2,366,827

Other liabilities                                         42,362        39,287
Short-term borrowings                                    135,018       123,752
Long-term debt                                            70,614        72,246
                                                      ----------    ----------
    TOTAL LIABILITIES                                  2,688,427     2,602,112
                                                      ----------    ----------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 271,917 and 287,500 shares
  Aggregate liquidation value -
    $6,798 and $7,188                                      2,719         2,875
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 16,983,152 and 16,187,938 shares               33,966        32,376
Additional paid-in capital                               152,720       124,901
Retained earnings                                         61,705        86,632
Accumulated other comprehensive income                     6,074         5,262
Treasury stock - 78,367 and 113,592 shares at cost        (2,866)       (3,628)
                                                      ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                           254,318       248,418
                                                      ----------    ----------
                                                      $2,942,745    $2,850,530
                                                      ==========    ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                           THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,          JUNE 30,
                                            ----------------  ------------------
                                              1998     1997     1998      1997
                                            -------  -------  --------  --------
INTEREST INCOME
Loans, including fees                       $47,187  $43,958  $ 93,305  $ 86,788
Securities:
  Taxable                                     7,328    6,732    14,768    13,148
  Nontaxable                                    515      606     1,079     1,208
  Dividends                                     359      253       805       543
Other                                         1,152      758     2,126     1,690
                                            -------  -------  --------  --------
    TOTAL INTEREST INCOME                    56,541   52,307   112,083   103,377
                                            -------  -------  --------  --------

INTEREST EXPENSE
Deposits                                     22,286   19,884    44,250    39,274
Short-term borrowings                         1,470    1,483     2,998     2,942
Long-term debt                                1,300      854     2,346     1,608
                                            -------  -------  --------  --------
    TOTAL INTEREST EXPENSE                   25,056   22,221    49,594    43,824
                                            -------  -------  --------  --------
    NET INTEREST INCOME                      31,485   30,086    62,489    59,553
Provision for loan losses                     1,598    3,580     3,284     5,922
                                            -------  -------  --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES              29,887   26,506    59,205    53,631
                                            -------  -------  --------  --------
NON-INTEREST INCOME
Insurance commissions and fees                1,004    1,075     2,010     2,106
Service charges                               3,710    3,081     7,300     6,240
Trust                                           335      417       694       856
Gain (loss) on sale of securities               407      (55)      945       439
Other                                         1,697      918     3,222     2,029
                                             ------  -------  --------  --------
    TOTAL NON-INTEREST INCOME                 7,153    5,436    14,171    11,670
                                             37,040   31,942    73,376    65,301
                                            -------  -------  --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits               13,777   13,065    27,526    25,410
Net occupancy                                 1,877    1,786     3,758     3,636
Equipment                                     1,978    1,839     3,830     3,495
Merger related                                1,781    1,102     1,951     1,102
Other                                         6,567    9,243    13,896    15,901
                                            -------  -------  --------  --------
    TOTAL NON-INTEREST EXPENSES              25,980   27,035    50,961    49,544
                                            -------  -------  --------  --------
    INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM                 11,060    4,907    22,415    15,757
Income taxes                                  3,962    1,524     7,539     5,082
INCOME BEFORE EXTRAORDINARY ITEM              7,098    3,383    14,876    10,675
Gain on sale of subsidiary, net of tax                 5,227               5,227
                                            -------  -------  --------  --------
    NET INCOME                              $ 7,098  $ 8,610  $ 14,876  $ 15,902
                                            =======  =======  ========  ========
INCOME PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEM:
  Basic                                     $   .41  $   .20  $    .87  $    .64
                                            =======  =======  ========  ========
  Diluted                                   $   .40  $   .20  $    .83  $    .62
                                            =======  =======  ========  ========
NET INCOME PER COMMON SHARE:
  Basic                                     $   .41  $   .52  $    .87  $    .97
                                            =======  =======  ========  ========
  Diluted                                   $   .40  $   .50  $    .83  $    .92
                                            =======  =======  ========  ========

CASH DIVIDENDS PER COMMON SHARE             $   .18  $   .15  $    .35  $    .30
                                            =======  =======  ========  ========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Six Months Ended June 30                            1998           1997
                                                 ---------      ---------
OPERATING ACTIVITIES
Net income                                       $  14,876      $  15,902
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                    3,991          4,128
    Provision for loan losses                        3,284          5,922
    Deferred taxes                                    (481)         1,707
    Net gain on sale of securities                    (945)          (439)
    Net gain on sale of loans                       (1,427)          (947)
    Proceeds from sale of loans                     66,626         16,522
    Loans originated for sale                      (69,883)       (13,633)
    Extraordinary gain on sale of subsidiary,
      net of tax                                                   (5,227)
    Net change in:
      Interest receivable                             (849)        (1,884)
      Interest payable                                 930            (94)
    Other, net                                      (2,739)        (3,912)
                                                 ---------      ---------
Net cash flows from operating activities            13,383         18,045
                                                 ---------      ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks              (1,984)          (871)
  Federal funds sold                                 2,738         (8,779)
  Loans                                            (91,640)       (95,219)
Securities available for sale:
  Purchases                                       (120,958)      (109,244)
  Sales                                              8,307         15,742
  Maturities                                       109,962        100,784
Securities held to maturity:
  Purchases                                         (4,208)        (6,740)
  Maturities                                        29,364         18,734
Increase in premises and equipment                 (15,455)        (8,447)
Net cash paid for mergers, acquisitions
 and divestiture                                                   (5,976)
      Net cash flows from                        ---------      ---------
      investing activities                         (83,874)      (100,016)
                                                 ---------      ---------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits,
   savings and NOW                                  25,642         67,148
  Time deposits                                     47,964         (2,668)
  Short-term borrowings                             11,266         18,136
Increase in long-term debt                           5,413         16,073
Decrease in long-term debt                          (7,045)       (25,312)
Net acquisition of treasury stock                   (3,764)            58
Cash dividends paid                                 (6,024)        (4,639)
                                                 ---------      ---------
        Net cash flows from financing activities    73,452         68,796
                                                 ---------      ---------

NET INCREASE (DECREASE) IN CASH
 AND DUE FROM BANKS                                  2,961        (13,175)
Cash and due from banks at beginning of period      99,634        114,610
                                                 ---------      ---------
CASH AND DUE FROM BANKS AT END OF PERIOD         $ 102,595      $ 101,435
                                                 =========      =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1998

BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements give retroactive effect to the mergers of West Coast Bank (West Coast) and Seminole Bank (Seminole) with and into F.N.B. Corporation (the Corporation). The mergers, which were consummated on January 20, 1998 and May 29, 1998, resulted in the Corporation issuing 585,263 and 855,454 shares of common stock, respectively. The transactions have been accounted for as poolings-of-interests, and such financial statements are presented as if the mergers had been consummated for all the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 1998.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements.
Actual results could differ from those estimates.

PER SHARE AMOUNTS

       Per share amounts have been adjusted for common stock dividends, including the 5% stock dividend declared on April 9, 1998 and paid on May 24, 1998.

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

EARNINGS PER SHARE

       The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                   Three Months Ended       Six Months Ended
                                         June 30,             June 30, 1998
                                 ----------------------  ---------------------
                                    1998        1997        1998       1997
                                 ----------  ----------  ----------  ---------
BASIC
Income before extraordinary item $    7,098  $    3,383  $   14,876  $   10,675
Less:  Preferred stock
  dividends declared                   (126)       (154)       (259)       (314)
                                 ----------  ----------  ----------  ----------
Income before extraordinary item
  applicable to basic earnings
  per share                           6,972       3,229      14,617      10,361
Extraordinary item, net of tax                    5,227                   5,227
                                 ----------  ----------  ----------  ----------
Earnings applicable to basic
 earnings per share              $    6,972  $    8,456  $   14,617  $   15,588
                                 ==========  ==========  ==========  ==========

Average common
 shares outstanding              16,875,575  16,153,425  16,871,532  16,089,739
                                 ==========  ==========  ==========  ==========

Income before extraordinary item       $.41        $.20        $.87        $.64
Extraordinary item, net of tax                      .32                     .32
                                       ----        ----        ----        ----
Earnings per share                     $.41        $.52        $.87        $.97
                                       ====        ====        ====        ====

DILUTED
Income before extraordinary
  item                           $    7,098  $    3,383  $   14,876  $   10,675
Extraordinary item, net of tax                    5,227                   5,227
                                 ----------  ----------  ----------  ----------
Earnings applicable to
   diluted earnings per share    $    7,098  $    8,610  $   14,876  $   15,902
                                 ==========  ==========  ==========  ==========

Average common shares
  outstanding                    16,875,575  16,153,425  16,871,532  16,089,739
Series A convertible
  preferred stock                    15,202      21,118      15,202      21,118
Series B convertible
  preferred stock                   568,260     624,604     578,723     649,413
Net effect of dilutive
  stock options and stock
  warrants based on the
  treasury stock method             535,180     489,653     536,456     462,907
                                 ----------  ----------  ----------  ----------
                                 17,994,217  17,288,800  18,001,913  17,223,177
                                 ==========  ==========  ==========  ==========

Income before extraordinary item       $.40        $.20        $.83        $.62
Extraordinary item, net of tax                      .30                     .30
                                       ----        ----        -----       ----
Earnings per share                     $.40        $.50        $.83        $.92
                                       ====        ====        ====        ====

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information (in thousands):

Six months ended June 30                            1998       1997
                                                  --------   --------
Cash paid for:
   Interest                                        $48,664    $42,918
   Taxes                                             6,685      4,718

Noncash Investing and Financing Activities:
  Acquisition of real estate in
   settlement of loans                                 723        960
  Loans granted in the sale of
   other real estate                                   141      1,031

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

       The components of comprehensive income, net of related tax, are as follows (in thousands):

                               Three Months Ended    Six Months Ended
                                     June 30,            June 30,
                               ------------------   -------------------
                                  1998      1997      1998       1997
                               --------   -------   --------   --------
Net income                       $7,098    $8,610    $14,876    $15,902
Other comprehensive income:
  Unrealized gains(losses)
   on securities:
    Unrealized holding gains
      (losses) arising during
      the period                    520     1,930      1,393        130
    Less:  reclassification
      adjustment for gains
      included in net income       (235)                (581)      (374)
                                 ------    -------   -------    -------
Other comprehensive income          285      1,930       812       (244)
                                 ------    -------   -------    -------
Comprehensive income             $7,383    $10,540   $15,688    $15,658
                                 ======    =======   =======    =======

MERGERS AND ACQUISITIONS

       On April 6, 1998, the Corporation signed a definitive merger agreement with Citizens Bank & Trust (Citizens), a community bank headquartered in Clearwater, Florida with assets of $116.0 million. The merger agreement calls for the exchange of the Corporation's common stock for each share of Citizens Holding Company, parent company of Citizens, common stock. The exchange ratio, which is based upon the average price of the Corporation's common stock prior to closing, ranges from 1.689 to 1.728 shares of the Corporation's common stock for each share of Citizens common stock. At June 30, 1998, Citizens had 580,800 shares of common stock outstanding and options covering 96,000 shares of common stock. Citizens will be merged into an existing subsidiary of the Corporation, First National Bank of Florida (FNB Florida), formerly Indian Rocks National Bank, in Largo, Florida. The transaction, which is expected to close during the third quarter of 1998 pending regulatory and shareholder approval, is expected to be accounted for as a pooling-of-interests

       On May 29, 1998, the Corporation completed its merger with Seminole, headquartered in Seminole, Florida with assets totaling $91.5 million. Under the terms of the agreement, each outstanding share of Seminole's common stock was converted into 1.530 shares of the Corporation's common stock. A total of 855,454 shares of the Corporation's common shares were issued. Results for prior years are restated to reflect this acquisition as a pooling-of-interests. Seminole will be merged into an existing subsidiary of the Corporation, FNB Florida before the end of the year. The following table sets forth separate company financial information for the quarter ended March 31, 1998 (in thousands):

                                              F.N.B.
                                           Corporation     Seminole
                                           -----------    ----------
Net interest income                            $29,995        $1,009
Net income                                       7,470           328

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

       Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $31.0 million was unused at June 30, 1998. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other uncommitted funding sources.

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

Following is the gap analysis as of June 30, 1998 (in thousands):

                         Within       4-12        1-5        Over
                        3 Months     Months      Years      5 years      Total
                        ---------  ---------  ----------  ----------  ----------
INTEREST EARNING ASSETS
Interest bearing
 deposits with
 banks                  $   5,965  $     100                          $    6,065
Federal funds sold         27,826                                         27,826
Loans held for sale        11,220                                         11,220
Securities:
  Available for sale       41,466     99,222  $  233,492  $   74,585     448,765
  Held to maturity         23,825     30,421      45,117       8,934     108,297
Loans, net of unearned    626,403    565,031     807,217     112,709   2,111,360
                        ---------  ---------  ----------  ----------  ----------
                          736,705    694,774   1,085,826     196,228   2,713,533
Other assets                                                 229,212     229,212
                        ---------  ---------  ----------  ----------  ----------
                        $ 736,705  $ 694,774  $1,085,826  $  425,440  $2,942,745
                        =========  =========  ==========  ==========  ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking     $ 122,955                         $  339,109  $  462,064
  Savings                 197,262                            371,053     568,315
  Time deposits           268,231  $ 558,703  $  279,628               1,106,562
Short-term borrowings     134,866        138                      14     135,018
Long-term debt             10,467     24,801      23,800      11,546      70,614
                        ---------  ---------  ----------  ----------  ----------
                          733,781    583,642     303,428     721,722   2,342,573
Other liabilities                                            345,854     345,854
Stockholders' equity                                         254,318     254,318
                        ---------  ---------  ----------  ----------  ----------
                        $ 733,781  $ 583,642  $  303,428  $1,321,894  $2,942,745
                        =========  =========  ==========  ==========  ==========

PERIOD GAP              $   2,924  $ 111,132  $  782,398  $ (896,454)
                        =========  =========  ==========  ==========

CUMULATIVE GAP          $   2,924  $ 114,056  $  896,454
                        =========  =========  ==========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS             .10%      3.88%      30.46%
                        =========   ========   =========

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)               1.00       1.09        1.55        1.16
                         ========   ========   =========   =========

CAPITAL RESOURCES

       The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

       Capital management is a continuous process. Since December 31, 1997, stockholders' equity has increased $8.9 million as a result of earnings retention. For the six months ended June 30, 1998, the return on average equity on a recurring net income basis was 13.19%. Recurring net income excludes merger related costs of $1.6 million, net of tax. Total cash dividends declared represented 36.60% of recurring net income. Book value per common share was $14.64 at June 30, 1998, compared to $14.32 at December 31, 1997.

LOANS

Following is a summary of loans (dollars in thousands):

                                                JUNE 30,    DECEMBER 31,
                                                  1998          1997
                                              ------------  ------------
Real estate:
  Residential                                 $  891,488     $  896,606
  Commercial                                     539,264        488,354
  Construction                                    77,530         65,260
Installment loans to individuals                 286,105        288,043
Commercial, financial and agricultural           252,334        244,864
Lease financing                                   89,450         59,852
Unearned income                                  (24,811)       (20,532)
                                              ----------     ----------
                                              $2,111,360     $2,022,447
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

Following is a summary of non-performing assets (dollars in thousands):

                                                  JUNE 30,  DECEMBER 31,
                                                    1998        1997
                                                 ---------- ------------
Non-performing assets:
  Non-accrual loans                              $ 9,486       $ 8,250
  Restructured loans                               1,763         1,345
                                                 -------       -------
    Total non-performing loans                    11,249         9,595
Other real estate owned                            3,359         4,027
                                                 -------       -------
    Total non-performing assets                  $14,608       $13,622
                                                 =======       =======

Asset quality ratios:
  Non-performing loans as
   percent of total loans                           .53%           .47%
  Non-performing assets as
   percent of total assets                          .50%           .48%

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

       Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                        Three Months Ended   Six Months Ended
                                             June 30,              June 30,
                                       ------------------    ------------------
                                         1998      1997        1998       1997
                                       -------    -------    -------    -------
Balance at beginning of period         $29,704    $29,921    $29,066    $29,387

Reduction arising from the sale
  of a subsidiary                                  (1,443)               (1,443)

Charge-offs                             (1,456)    (2,817)    (2,988)    (4,885)
Recoveries                                 334        489        818        749
                                       -------    -------    -------    -------
  Net charge-offs                       (1,122)    (2,328)    (2,170)    (4,136)

Provision for loan losses                1,598      3,580      3,284      5,922
                                       -------    -------    -------    -------
Balance at end of period               $30,180    $29,730    $30,180    $29,730
                                       =======    =======    =======    =======

Allowance for loan losses to:
  Total loans, net of unearned income                           1.43%      1.62%
  Non-performing loans                                        268.29%    304.74%

       The higher level of the provision for loan losses in 1997 resulted from the consistent application of the Corporation's charge-off policy and methodology for determining the adequacy of the allowance for loan losses to West Coast Bancorp, Inc.

REGULATORY MATTERS

       Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of June 30, 1998, that the Corporation and each of its banking subsidiaries are all "well capitalized".

       As of March 31, 1998, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Following are capital ratios as of June 30, 1998 for the Corporation (dollars in thousands):
                                                                   To Be Well
                                                               Capitalized Under
                                              For Capital      Prompt Corrective
                              Actual       Adequacy Purposes   Action Provisions
                        -----------------  -----------------   -----------------
                          Amount   Ratio     Amount   Ratio      Amount   Ratio
                        --------- -------  --------- -------   --------- -------
Total Capital           $275,146   13.5%    $163,242    8.0%    $204,052   10.0%
  (to risk-
   weighted assets)
Tier 1 Capital           239,577   11.7%      81,621    4.0%     122,431    6.0%
  (to risk-
   weighted assets)
Tier 1 Capital           239,577    8.2%     117,133    4.0%     146,416    5.0%
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

FINANCIAL INFORMATION SUMMARY

      Net income for the first six months of 1998 was $14.9 million compared to $15.9 million for the first six months of 1997. Basic earnings per share were $.87 and $.97 for the six months ended June 30, 1998 and 1997, respectively, while diluted earnings per share were $.83 and $.92 for those same periods. Several items of a non-recurring nature are included in these results, including $1.6 million of merger costs in 1998 and the $5.3 million gain on the sale of Bucktail Bank and Trust Company and $4.3 million of merger related and other non-recurring charges in 1997, all net of tax. Excluding these non-recurring items, net income was $16.5 million and $14.9 million for the first six months of 1998 and 1997, respectively, resulting in diluted earnings per share of $.91 and $.86 for the same periods. Highlights for the first six months of 1998 include:

      A return on average assets of 1.14% and a return on average equity of 13.19%, both based on recurring earnings.

      A 22.75% decrease in the provision for loan losses as compared to the first six months of 1997, after considering a $1.7 million provision taken in 1997 in order to consistently apply the Corporation's charge-off policy and methodology for determining the adequacy of the allowance for loan losses to West Coast Bancorp, Inc.

      A $33.3 million or 9.60% increase in net interest earning assets as compared to the first six months of 1997.

FIRST SIX MONTHS OF 1998 AS COMPARED TO FIRST SIX MONTHS OF 1997:

       The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Six Months Ended June 30              1998                       1997
                        --------------------------- ----------------------------
                         Average             Yield/  Average              Yield/
                         Balance    Interest  Rate   Balance    Interest   Rate
                        ---------- --------- ------ ---------- ---------- ------
ASSETS
Interest earning assets:
Interest bearing
 deposits
 with banks             $    6,594  $    183  5.55% $    3,518  $    108   6.14%
Federal funds sold          70,932     1,943  5.48      61,687     1,582   5.13
Securities:
 Taxable                   476,974    14,768  6.24     419,848    13,148   6.32
 Non-taxable (1)            78,781     2,439  6.19      81,181     2,359   5.81
Loans (1) (2)            2,076,026    93,714  9.10   1,892,623    87,269   9.30
                        ----------  --------        ----------  --------
  Total interest
   earning assets        2,709,307   113,047  8.41   2,458,857   104,466   8.57
                        ----------  --------        ----------  --------
Cash and due from banks    85,823                       80,282
Allowance for loan losses (29,824)                     (30,850)
Premises and equipment     73,955                       52,959
Other assets               70,343                       54,479
                       ----------                   ----------
                       $2,909,604                   $2,615,727
                       ==========                   ==========
LIABILITIES
Interest bearing
 liabilities:
Deposits:
 Interest bearing
 demand                $  476,134   $  5,451  2.31  $  398,543  $  4,055   2.05
 Savings                  563,550      8,858  3.17     541,792     8,158   3.04
 Other time             1,098,998     29,941  5.49   1,003,058    27,061   5.44
Short-term borrowings     116,400      2,998  5.19     125,773     2,942   4.72
Long-term debt             74,679      2,346  6.28      43,399     1,608   7.41
                       ----------   --------        ----------  --------
  Total interest
   bearing liabilities  2,329,761     49,594  4.29   2,112,565    43,824   4.18
                       ----------   --------        ----------  --------
Non-interest bearing
 demand deposits          289,000                      250,498
Other liabilities          39,222                       34,319
                       ----------                   ----------
                        2,657,983                    2,397,382
                       ----------                   ----------
STOCKHOLDERS' EQUITY      251,621                      218,345
                       ----------                   ----------
                       $2,909,604                   $2,615,727
                       ==========                   ==========
Net interest
 earning assets        $  379,546                   $  346,292
                       ==========                   ==========

Net interest income                 $ 63,453                    $ 60,642
                                    ========                    ========
Net interest spread                           4.12%                        4.39%
                                             =====                        =====
Net interest margin (3)                       4.72%                        4.97%
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

       Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first six months of 1998, net interest income, on a fully taxable equivalent basis, totaled $63.5 million, representing a 4.64% increase over the first six months of 1997. Net interest income consisted of interest income of $113.0 million and interest expense of $49.6 million for the first six months of 1998 compared to $104.5 million and $43.8 million for each, respectively, for the first six months of 1997. Net interest margin fell to 4.72% at June 30, 1998 from 4.97% at June 30, 1997, as the yield on total interest earning assets declined by 16 basis points and the rate paid on interest bearing liabilities increased by 11 basis points. Strong competitive factors resulted in an 20 basis point decrease in the average yield on loans and a 10 basis point increase in rates paid on deposits.

       The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the six months ending June 30, 1998 as compared to the six months ending June 30, 1997 (in thousands):

                                      Volume      Rate         Net
                                      -------    -------     -------
INTEREST INCOME
Interest bearing deposits with banks  $    84    $    (9)    $    75
Federal funds sold                        248        113         361
Securities:
  Taxable                               1,786       (166)      1,620
  Non-taxable                             (66)       146          80
Loans                                   8,323     (1,878)      6,445
                                      -------    -------     -------
                                       10,375     (1,794)      8,581
                                      -------    -------     -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                 845        551       1,396
  Savings                                 339        361         700
  Other time                            2,628        252       2,880
Short-term borrowings                    (154)       210          56
Long-term debt                            936       (198)        738
                                      -------    -------     -------
                                        4,594      1,176       5,770
                                      -------    -------     -------
NET CHANGE                            $ 5,781    $(2,970)    $ 2,811
                                      =======    =======     =======

       The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

       Interest income on loans, on a fully taxable equivalent basis, increased 7.39% from $87.3 million for the six months ended June 30, 1997 to $93.7 million for the six months ended June 30, 1998. This increase was the result of an increase in average loans of 9.69% over the same period last year.

       Interest expense on deposits increased $5.0 million or 12.67% for the six months ended June 30, 1998, compared to the six months ended June 30, 1997.
This increase was the result of an increase in average deposits of 10.05% over the same six month period. The average balance in savings and time deposits increased $117.7 million as the average balance in interest bearing demand deposits increased by $77.6 million. Interest expense on long-term debt increased $738,000 or 45.90% for these same periods due to an increase in average long-term debt of 72.08%, which was partially offset by a decline in rate paid of 113 basis points.

       The provision for loan losses totaled $3.3 million for the first six months of 1998, as compared to $5.9 million for the first six months of 1997. In connection with the Corporation's 1997 acquisition of West Coast Bancorp, Inc. (WCBI), the Corporation recognized an additional provision for loan losses of approximately $1.7 million, during the second quarter of 1997 after applying the Corporation's allowance for loan loss policy and methodology for evaluating the adequacy of the allowance to WCBI.

      Non-interest income increased by 21.43% during the first six months of 1998 as compared to the first six months of 1997, primarily due to an increase of 16.99% in service charges and other fees and the recognition of $624,000 of income on the Corporation's equity investment.

       Total non-interest expenses increased 2.86% during the first six months of 1998, compared to the first six months of 1997. The increase was primarily attributable to an increase of $2.1 million in salaries and employee benefits. This increase was due to increases for incentive compensation as well as normal annual salary adjustments. Included in other non-interest expenses during the first six months of 1998 was $2.0 million for expenses related to the affiliations with West Coast and Seminole. Included in other non-interest expenses during the first six months of 1997 was $1.1 million for expenses related to the affiliations with West Coast Bancorp, Inc. These expenses were primarily legal and investment banking costs associated with the structuring and completion of the mergers.

       Income tax expense for the six months ended June 30, 1998 totaled $7.5 million, providing an effective tax rate of 33.63% compared to 32.25% for the six months ended June 30, 1997.

SECOND QUARTER OF 1998 AS COMPARED TO SECOND QUARTER OF 1997:

       During the second quarter of 1998, net interest income increased $1.4 million or 4.65% over the second quarter of 1997. Total interest income increased $4.2 million or 8.09%, primarily the result of an increase in loan volume. Total interest expense increased $2.8 million or 12.76% during the second quarter of 1998, compared to the same period of 1997. Interest expense on deposits accounted for the majority of this increase, $2.4 million, due to an increase in average deposits.

       The provision for loan losses totaled $1.6 million for the second quarter
of 1998, as compared to $3.6 million for the second quarter of 1997.   In
connection with the Corporation's 1997 acquisition of West Coast Bancorp, Inc.
(WCBI), the Corporation recognized an additional $1.7 million provision for loan losses during the second quarter of 1997 after applying the Corporation's allowance for loan loss policy and methodology for evaluating the adequacy of the allowance to WCBI.

       Non-interest income increased 31.59% during the second quarter of 1998 compared to the same period of 1997. Total non-interest expenses decreased 3.90% during the second quarter of 1998, compared to the second quarter of 1997. This decrease in non-interest expenses was attributable to expenses in 1997 relating to the Corporation's wholly-owned subsidiary, Bucktail which was sold in June of 1997. During the second quarter of 1998, merger related expenses totaled $1.8 million as compared to $1.1 million in 1997.

       Income tax expense totaled $4.0 million during the quarter providing an effective tax rate of 35.82% compared to 31.06% in 1997. Net income totaled $7.1 million for the second quarter of 1998, compared to $8.6 million for the second quarter of 1997. Excluding the impact of the non-recurring items, net income totaled $8.5 million for the second quarter of 1998 and $7.6 million for the second quarter of 1997.

YEAR 2000

       The Year 2000 (Y2K) Issue is the result of computer programs being written using date fields consisting of only two digits rather than four. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures and temporary interruptions in the processing of transactions. The Y2K Issue is not only an internal issue but also affects third parties including customers, counterparties, service providers and vendors.

       Because the Y2K Issue poses an unprecedented and profound enterprise wide challenge for every organization, the Corporation formed a Y2K Committee. The Y2K Committee has developed a Year 2000 Enterprise Wide Project Plan (Y2K
Plan).  The Y2K Plan addresses both internal and external technology.

       In connection with the Y2K Plan, the Corporation has completed its inventory and assessment of all internal technologies, including both software and hardware. Each system was assigned a significance rating as to the degree of criticality. Formal detailed test plans for systems with significance ratings of a critical nature have been completed. Such systems include core processing and ancillary systems required to sustain operations.

       By the end of the millennium, each of the Corporation's banking subsidiaries will be processing on either of two core processing systems. The Corporation's northern banking affiliates will continue to process transactions on their existing core processing system. During the second quarter, the Corporation made the strategic decision to convert each of the Florida banking affiliates to a new core processing system over the next fifteen month period. The decision to convert was based in part on the number of different systems currently being utilized by the Florida banking affiliates and the expiration of the Corporation's primary Florida core processing contract. The Corporation has received a third party certification and written representations from both vendors that each system is Y2K compliant.
The Corporation will be participating in test verifications of each core system during the fourth quarter of 1998. The Corporation is currently in the formative stage of developing a contingency plan which will utilize the two corporate wide core processing systems as contingencies for each other. The completion of the contingency plan will also occur during the fourth quarter of 1998.

       During July of 1998, the Corporation's consumer finance subsidiary, Regency Finance Company (Regency), selected a third party vendor to support all of its future core application requirements. These core applications will include loans, insurance and the Corporation's subordinated note program. Regency's decision to select a new system was based upon the system's ability to support new lending products as well as the operating efficiencies resulting from real-time centralized processing. The vendor has provided a written warranty to Regency that is Y2K compliant. The system will be tested for Y2K readiness during the fourth quarter of 1998 and installed during the first quarter of 1999.

       With respect to external technology, the Y2K Plan provides for the evaluation and assessment of all significant funds takers, including large borrowing customers and bond issuers, and funds providers, including contingency lines of credit and deposit accounts. All project plans for funds takers and providers have been substantially completed with continued monitoring to occur. An integral part of the Corporation's funds provider project plan includes a Customer Awareness Program. This program was developed to assure customer confidence and avert reputation and liquidity risk. The program was not only developed to educate the Corporation's customers, but also its employees in responding to customer inquiries.

       The Y2K Plan includes due diligence procedures as it relates to the fiduciary responsibilities of the Corporation's investment and trust department, including such activities as settlement transactions, remittance of bond payments and transactions related to mutual funds and other securities. In performing its fiduciary responsibilities, the Corporation is in the process of assessing the Y2K readiness of its safe keeping agents and broker/dealers. All assessments are to be completed by the end of the third quarter of 1998.

       Finally, the Y2K Plan addresses the Corporation's service providers, including significant suppliers and vendors. Currently, the Corporation is in the process of rating each service provider, assessing their ability to be Y2K ready and developing a contingency plan for those in question. While this process is in its early stages, there is a reluctance by the service providers to expressly certify to Y2K readiness. The Corporation's assessment of all significant service providers and the identification of contingency providers is to be completed by the end of the fourth quarter of 1998.

       The Corporation's current assessment of cost associated with the completion of its Y2K Plan is not considered by management to be material to the Corporation's future operations. The cost of completing the Corporation's Y2K Plan and the dates on which all procedures will be completed are based on management's best estimates. These estimates were derived utilizing various assumptions about future events, including continued availability of resources, external technology modification plans and other significant factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

       Not applicable

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

       Not applicable

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The Annual Meeting of Shareholders of F.N.B. Corporation was held on April 29, 1998. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.

       All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:

                                           Shares Voted         Shares
                                              "For"           "Withheld"
                                          -------------     -------------
       Edward J. Mace                       11,241,015          77,890
       Peter Mortensen                      11,220,332          98,572
       Robert S. Moss                       11,241,045          77,860
       William A. Quinn                     11,221,351          97,554
       Gary L. Tice                         11,238,105          80,800

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

              A report on Form 8-K, dated July 6, 1998, was filed by the Corporation. The Form 8-K included Audited Supplemental Consolidated Financial Statements for the years ended
              December 31, 1997, 1996 and 1995 with Report of Independent Auditors and Management's Discussion and Analysis giving effect to the merger of the Corporation and Seminole Bank on a pooling-of-interests basis.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      F.N.B. Corporation
                                      -----------------------------------------
                                      (Registrant)



Dated: AUGUST 13, 1998                /S/ PETER MORTENSEN
       --------------------           -----------------------------------------
                                      Peter Mortensen
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)

Dated: AUGUST 13, 1998                /S/ JOHN D. WATERS
       --------------------           -----------------------------------------
                                      John D. Waters
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)