Form 10-Q
period 1998-09-30
FNB CORP/PA
filed 1998-11-13
CIK 37808

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q
(Mark One)
   [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                               -------------------------------------------------

                                         OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________
Commission file number 0-8144
                       ------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes____    No____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Class                                  Outstanding at October 31, 1998
---------------------                         -------------------------------

Common Stock, $2 Par Value                                 17,951,979 Shares
--------------------------                                 -----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 1998

INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements

         Consolidated Balance Sheet                                        2
         Consolidated Income Statement                                     3
         Consolidated Statement of Cash Flows                              4
         Notes to Consolidated Financial Statements                        5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         8


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                               19

Item 2.   Changes in Securities                                           19

Item 3.   Defaults Upon Senior Securities                                 19

Item 4.   Submission of Matters to a Vote of Security Holders             19

Item 5.   Other Information                                               19

Item 6.   Exhibits and Reports on Form 8-K                                19

Signatures                                                                20

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
                                                  SEPTEMBER 30,    DECEMBER 31,
                                                      1998             1997
                                                  -------------    ------------
                                                    UNAUDITED
                                                  -------------
ASSETS
Cash and due from banks                             $  109,835      $  107,770
Interest bearing deposits with banks                     4,949           4,081
Federal funds sold                                      15,322          36,355
Mortgage loans held for sale                             6,038           6,536
Securities available for sale                          495,896         460,419
Securities held to maturity (fair
  value of $104,861 and $138,937)                      103,608         138,590

Loans, net of unearned income of
  $27,927 and $20,473                                2,264,471       2,094,904
Allowance for loan losses                              (31,522)        (29,906)
                                                    ----------      ----------
    NET LOANS                                        2,232,949       2,064,998
                                                    ----------      ----------

Premises and equipment                                  86,215          73,463
Other assets                                            78,651          75,270
                                                    ----------      ----------
                                                    $3,133,463      $2,967,482
                                                    ==========      ==========
LIABILITIES
Deposits:
  Non-interest bearing                              $  327,138      $  311,885
  Interest bearing                                   2,226,502       2,155,172
                                                    ----------      ----------
    TOTAL DEPOSITS                                   2,553,640       2,467,057

Other liabilities                                       46,858          40,742
Short-term borrowings                                  188,915         127,186
Long-term debt                                          71,747          72,246
                                                    ----------      ----------
    TOTAL LIABILITIES                                2,861,160       2,707,231
                                                    ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 256,783 and 287,500 shares
  Aggregate liquidation value -
    $6,420 and $7,188                                    2,568           2,875
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 18,029,422 and 17,240,710 shares             36,059          34,482
Additional paid-in capital                             156,004         128,600
Retained earnings                                       70,975          92,598
Accumulated other comprehensive income                   8,691           5,324
Treasury stock - 61,592 and 113,592 shares at cost      (1,994)         (3,628)
                                                    ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                         272,303         260,251
                                                    ----------      ----------
                                                    $3,133,463      $2,967,482
                                                    ==========      ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,       SEPTEMBER 30,
                                         ------------------   -----------------
                                          1998       1997       1998     1997
                                         -------    -------   --------  -------
INTEREST INCOME
Loans, including fees                    $50,158    $44,732   $146,908  $134,240
Securities:
  Taxable                                  7,927      6,824     23,295    20,586
  Nontaxable                                 571        603      1,726     1,871
  Dividends                                  284        271      1,101       814
Other                                        684        954      3,013     2,837
                                         -------    -------   --------  --------
    TOTAL INTEREST INCOME                 59,624     53,384    176,043   160,348
                                         -------    -------   --------  --------

INTEREST EXPENSE
Deposits                                  23,388     20,359     69,009    60,870
Short-term borrowings                      1,884      1,541      4,989     4,539
Long-term debt                             1,131      1,057      3,477     2,665
                                         -------    -------   --------  --------
    TOTAL INTEREST EXPENSE                26,403     22,957     77,475    68,074
                                         -------    -------   --------  --------
    NET INTEREST INCOME                   33,221     30,427     98,568    92,274
Provision for loan losses                  1,959      2,464      5,278     8,408
                                         -------    -------   --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           31,262     27,963     93,290    83,866
                                         -------    -------   --------  --------
NON-INTEREST INCOME
Insurance commissions and fees             1,041        832      3,051     2,938
Service charges                            3,942      3,448     11,619    10,024
Trust                                        499        471      1,441     1,556
Gain on sale of securities                   173        423      1,135       862
Gain on sale of loans                      1,046        276      2,473     1,223
Other                                      1,211      1,293      3,080     2,473
                                         -------    -------   --------  --------
    TOTAL NON-INTEREST INCOME              7,912      6,743     22,799    19,076
                                         -------    -------   --------  --------
                                          39,174     34,706    116,089   102,942
                                         -------    -------   --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits            14,172     11,990     43,093    38,693
Net occupancy                              1,976      1,859      6,000     5,722
Equipment                                  2,182      1,847      6,192     5,548
Merger related                             2,121                 4,072     1,102
Other                                      7,204      6,153     21,819    22,502
                                         -------    -------   --------  --------
    TOTAL NON-INTEREST EXPENSES           27,655     21,849     81,176    73,567
                                         -------    -------   --------  --------
    INCOME BEFORE INCOME TAXES
      AND EXTRAORDINARY ITEM              11,519     12,857     34,913    29,375
Income taxes                               3,817      4,025     11,703     9,357
                                         -------    -------   --------  --------
INCOME BEFORE EXTRAORDINARY ITEM           7,702      8,832     23,210    20,018
Gain on sale of subsidiary, net of tax                                     5,227
                                         -------    -------   --------  --------
    NET INCOME                           $ 7,702    $ 8,832   $ 23,210  $ 25,245
                                         =======    =======   ========  ========
INCOME PER COMMON SHARE BEFORE
   EXTRAORDINARY ITEM:
  Basic                                  $   .42    $   .50   $   1.22  $   1.09
                                         =======    =======   ========  ========
NET INCOME PER COMMON SHARE:
  Basic                                  $   .42    $   .50   $   1.28  $   1.44
                                         =======    =======   ========  ========
  Diluted                                $   .40    $   .48   $   1.22  $   1.37
                                         =======    =======   ========  ========

CASH DIVIDENDS PER COMMON SHARE          $   .18    $   .15   $    .53  $    .45
                                         =======    =======   ========  ========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Nine Months Ended September 30                            1998         1997
OPERATING ACTIVITIES                                    ---------   ---------
Net income                                              $  23,210   $  25,245
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           6,394       5,949
    Provision for loan losses                               5,278       8,408
    Deferred taxes                                         (1,836)        934
    Net gain on sale of securities                         (1,135)       (862)
    Net gain on sale of loans                              (2,473)     (1,223)
    Proceeds from sale of loans                            85,613      26,220
    Loans originated for sale                             (82,642)    (16,819)
    Extraordinary gain on sale of subsidiary, net of tax               (5,227)
    Net change in:
      Interest receivable                                    (882)     (2,054)
      Interest payable                                      1,595       1,298
    Other, net                                              3,170      (2,770)
                                                        ---------   ---------
Net cash flows from operating activities                   36,292      39,099
                                                        ---------   ---------
INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                       (868)     (2,514)
  Federal funds sold                                       21,033     (43,361)
  Loans                                                  (175,242)   (146,610)
Securities available for sale:
  Purchases                                              (193,834)   (165,555)
  Sales                                                     9,664      29,011
  Maturities                                              155,190     116,943
Securities held to maturity:
  Purchases                                                (9,044)     (6,325)
  Maturities                                               44,088      41,494
Increase in premises and equipment                        (18,500)    (15,454)
Net cash paid for mergers, acquisitions and divestiture                (5,976)
                                                        ---------   ---------
      Net cash flows from investing activities           (167,513)   (198,347)
                                                        ---------   ---------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW           41,945      23,214
  Time deposits                                            44,638      93,353
  Short-term borrowings                                    61,729      21,644
Increase in long-term debt                                 15,691      29,238
Decrease in long-term debt                                (16,190)    (26,201)
Net acquisition of treasury stock                          (5,148)     (1,679)
Cash dividends paid                                        (9,379)     (7,039)
                                                        ---------   ---------
Net cash flows from financing activities                  133,286     132,530
                                                        ---------   ---------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS          2,065     (26,718)
Cash and due from banks at beginning of period            107,770     121,355
                                                        ---------   ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                $ 109,835   $  94,637
                                                        =========   =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1998

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements give retroactive effect to the mergers of West Coast Bank (West Coast), Seminole Bank (Seminole) and Citizens Holding Corporation (Citizens) with and into F.N.B. Corporation (the Corporation). The mergers, which were consummated on January 20, 1998, May 29, 1998 and August 31, 1998, resulted in the Corporation issuing 585,263, 855,454 and 1,012,326 shares of common stock, respectively. The transactions have been accounted for as poolings-of-interests, and such financial statements are presented as if the mergers had been consummated for all the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 29, 1998.

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

EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                  Three Months Ended      Nine Months Ended
                                     September 30,          September 30,
                                ----------------------  ----------------------
                                   1998        1997        1998        1997
BASIC                           ----------  ----------  ----------  ----------
Income before extraordinary
  item                          $    7,702  $    8,832  $   23,210  $   20,018
Less:  Preferred stock
  dividends declared                  (120)       (139)       (379)       (454)
                                ----------  ----------  ----------  ----------
Income before extraordinary item
  applicable to basic earnings
  per share                          7,582       8,693     22,831       19,564
Extraordinary item, net of tax                                           5,227
                                ----------  ----------  ----------  ----------
Earnings applicable to basic
  earnings per share            $    7,582  $    8,693  $   22,831  $   24,791
                                ==========  ==========  ==========  ==========
Average common shares
  outstanding                   17,956,487  17,235,111  17,884,164  17,201,926
                                ==========  ==========  ==========  ==========

Income before extraordinary item      $.42        $.50       $1.28       $1.13
Extraordinary item, net of tax                                             .31
                                      ----        ----       -----       -----
Earnings per share                    $.42        $.50       $1.28       $1.44
                                      ====        ====       =====       =====

DILUTED
Income before extraordinary
  item                          $    7,702  $    8,832  $   23,210  $   20,018
Extraordinary item, net of tax                                           5,227
Earnings applicable to          ----------  ----------  ----------  ----------
  diluted earnings per share    $    7,702  $    8,832  $   23,210  $   25,245
                                ==========  ==========  ==========  ==========

Average common shares
  outstanding                   17,956,487  17,235,111  17,884,164  17,201,926
Series A convertible
  preferred stock                   18,095      17,391      18,095      17,391
Series B convertible
  preferred stock                  535,274     593,700     564,081     630,638
Net effect of dilutive stock
  options and stock warrants
  based on the treasury
  stock method                     584,413     559,367     616,152     554,298
                                ----------  ----------  ----------  ----------
                                19,094,269  18,405,569  19,082,492  18,404,253
                                ==========  ==========  ==========  ==========

Income before extraordinary item      $.40        $.48       $1.22       $1.09
Extraordinary item, net of tax                                             .28
                                      ----        ----       -----       -----
Earnings per share                    $.40        $.48       $1.22       $1.37
                                      ====        ====       =====       =====

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information (in thousands):

 Nine months ended September 30                        1998     1997
                                                      -------  -------
      Cash paid for:
        Interest                                      $75,880  $66,159
        Taxes                                           7,248    7,687

 Noncash Investing and Financing Activities:
   Acquisition of real estate in settlement of loans    2,294    2,603
   Loans granted in the sale of other real estate         241    1,188

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

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                       Three Months Ended   Nine Months Ended
                                          September 30,       September 30,
                                       ------------------   -----------------
                                         1998       1997      1998      1997
                                       -------    -------   -------   -------
Net income                             $ 7,702    $ 8,832   $23,210   $25,245
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains
      arising during the period          2,788      1,983     4,151     2,122
    Less:  reclassification
      adjustment for gains
      included in net income              (203)      (113)     (784)     (487)
                                       -------    -------   -------   -------
Other comprehensive income               2,585      1,870     3,367     1,635
                                       -------    -------   -------   -------
Comprehensive income                   $10,287    $10,702   $26,577   $26,880
                                       =======    =======   =======   =======

MERGERS AND ACQUISITIONS

     On August 21, 1998, the Corporation signed a definitive merger agreement with Guaranty Bank & Trust (Guaranty), a community bank headquartered in Venice, Florida with assets of $148.0 million. The merger agreement calls for the exchange of the Corporation's common stock for each share of Guaranty common stock. The exchange ratio, which is based upon the average price of the Corporation's common stock prior to closing, ranges from 1.121 to 1.536 shares of the Corporation's common stock for each share of Guaranty's common stock.
At September 30, 1998, Guaranty had 756,118 shares of common stock outstanding and options covering 58,631 shares of common stock. Guaranty will be merged into an existing subsidiary of the Corporation, West Coast Bank to form West Coast Guaranty Bank N.A. The transaction, which is expected to close during the first quarter of 1999 pending regulatory and shareholder approval, is expected to be accounted for as a pooling-of-interests.

     On August 31, 1998, the Corporation completed its affiliation with Citizens Holding Corporation (Citizens), headquartered in Clearwater, Florida with assets of $135.0 million. Under the terms of the merger agreement, each outstanding share of Citizens' common stock was converted into 1.743 shares of the Corporation's common stock. A total of 1,012,325 shares of the Corporation's common stock were issued. Citizens principal asset, Citizens Bank and Trust, was merged into an existing subsidiary of the Corporation, First National Bank of Florida (FNB Florida), formerly Indian Rocks National Bank. Results for prior years are restated to reflect this acquisition as a pooling-of-interests.

     On May 29, 1998, the Corporation completed its merger with Seminole, headquartered in Seminole, Florida with assets totaling $91.5 million. Under the terms of the agreement, each outstanding share of Seminole's common stock was converted into 1.530 shares of the Corporation's common stock. A total of 855,454 shares of the Corporation's common shares were issued. Seminole was merged into an existing subsidiary of the Corporation, FNB Florida. Results for prior years are restated to reflect this acquisition as a pooling-of-interests.

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

     The following table sets forth separate company financial information for the year ended December 31, 1997. The F.N.B. Corporation results exclude the effects of any mergers which occurred subsequent to December 31, 1997 (in thousands):

                                       F.N.B.
                                    Corporation  West Coast  Seminole  Citizens
                                    -----------  ----------  --------  --------
Net interest income                  $111,030     $4,013      $3,771    $4,800
Net income                             33,123        879       1,146     1,052

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

     Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $35.0 million was unused at September 30, 1998. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other uncommitted funding sources.

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

     A gradual 300 basis point decrease in interest rates over the next twelve months is estimated to cause a decline in net interest income of .5% or $600,000 as compared to net interest income if interest rates were unchanged. This low level of variation is within the Corporation's policy limits. This simulation analysis assumed that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such a magnitude in interest rates, the ALCO would likely take actions to further mitigate its exposure to the change. However, due to the greater uncertainty of other specific actions that would be taken, the analysis assumed no change in the Corporation's asset/liability composition.

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

     Following is the gap analysis as of September 30, 1998 (in thousands):

                              Within     4-12      1-5        Over
                             3 Months   Months    Years     5 years      Total
                             --------  -------- ---------- ---------- ---------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks                 $  4,949                                 $    4,949
Federal funds sold             15,322                                     15,322
Mortgage loans held for sale    6,038                                      6,038
Securities:
  Available for sale           50,315  $118,836 $  240,927 $   85,818    495,896
  Held to maturity             23,890    30,148     38,643     10,927    103,608
Loans, net of unearned        645,612   614,921    910,496     93,442  2,264,471
                             --------  -------- ---------- ---------- ----------
                              746,126   763,905  1,190,066    190,187  2,890,284
Other assets                                                  243,179    243,179
                             --------  -------- ---------- ---------- ----------
                             $746,126  $763,905 $1,190,066 $  433,366 $3,133,463
                             ========  ======== ========== ========== ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking          $127,366                      $  341,551 $  468,917
  Savings                     220,968                         404,961    625,929
  Time deposits               259,357  $608,327 $  263,417        555  1,131,656
Short-term borrowings         188,639       149                   127    188,915
Long-term debt                  8,425    26,790     26,433     10,099     71,747
                             --------  -------- ---------- ---------- ----------
                              804,755   635,266    289,850    757,293  2,487,164
Other liabilities                                             373,996    373,996
Stockholders' equity                                          272,303    272,303
                             --------  -------- ---------- ---------- ----------
                             $804,755  $635,266 $  289,850 $1,403,592 $3,133,463
                             ========  ======== ========== ========== ==========

PERIOD GAP                   $(58,629) $128,639 $  900,216 $ (970,226)
                             ========  ======== ========== ==========

CUMULATIVE GAP               $(58,629) $ 70,010 $  970,226
                             ========  ======== ==========
CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS               1.87%      2.23%     30.96%
                                ====       ====      =====

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                   .93       1.05       1.56       1.16
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

     Capital management is a continuous process. Since December 31, 1997, stockholders' equity has increased $13.8 million as a result of earnings retention. For the nine months ended September 30, 1998, the return on average equity on a recurring earnings basis was 13.27%. Recurring earnings exclude merger related costs of $3.1 million, net of tax. Total cash dividends declared represented 35.70% of recurring earnings. Book value per common share was $14.80 at September 30, 1998, compared to $14.14 at December 31, 1997.

LOANS

    Following is a summary of loans (dollars in thousands):

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1998           1997
Real estate:                                      -------------   ------------
  Residential                                      $  912,676      $  905,065
  Commercial                                          619,563         524,006
  Construction                                         86,546          67,216
Installment loans to individuals                      288,478         295,336
Commercial, financial and agricultural                273,737         263,902
Lease financing                                       111,398          59,852
Unearned income                                       (27,927)        (20,473)
                                                   ----------      ----------
                                                   $2,264,471      $2,094,904
                                                   ==========      ==========

NON-PERFORMING ASSETS

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     Following is a summary of non-performing assets (dollars in thousands):

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1998           1997
                                                  -------------   ------------
Non-performing assets:
  Non-accrual loans                                  $10,346        $ 8,340
  Restructured loans                                   1,840          1,345
                                                     -------        -------
    Total non-performing loans                        12,186          9,685
  Other real estate owned                              5,266          4,027
                                                     -------        -------
    Total non-performing assets                      $17,452        $13,712

Asset quality ratios:
  Non-performing loans as percent of total loans         .54%           .46%
  Non-performing assets as percent of total assets       .56%           .46%

     Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ------------------    -----------------
                                          1998       1997       1998      1997
                                        -------    -------    -------   -------
Balance at beginning of period          $31,022    $30,590    $29,906   $30,231

Reduction arising from the sale
  of a subsidiary and loans                         (2,479)              (3,922)

Charge-offs                              (1,677)    (2,622)    (4,704)   (7,527)
Recoveries                                  218        294      1,042     1,057
                                        -------    -------    -------   -------
  Net charge-offs                        (1,459)     (2,328)   (3,662)   (6,470)

Provision for loan losses                 1,959       2,464     5,278     8,408
                                        -------     -------   -------   -------
Balance at end of period                $31,522     $28,247   $31,522   $28,247
                                        =======     =======   =======   =======
Allowance for loan losses to:
  Total loans, net of unearned income                            1.39%     1.35%
  Non-performing loans                                         302.11%   291.66%

     The higher level of the provision for loan losses in 1997 resulted from the consistent application of the Corporation's charge-off policy and methodology for determining the adequacy of the allowance for loan losses to West Coast Bancorp, Inc., which was merged into the Corporation in April of 1997.

REGULATORY MATTERS

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of September 30, 1998, that the Corporation and each of its banking subsidiaries are all "well capitalized".

     As of June 30, 1998, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Following are capital ratios as of September 30, 1998 for the Corporation (dollars in thousands):

                                                             To Be Well
                                            For Capital   Capitalized Under
                                             Adequacy     Prompt Corrective
                              Actual         Purposes     Action Provisions
                         ---------------  --------------  -----------------
                          Amount   Ratio   Amount  Ratio   Amount    Ratio
                         --------  -----  -------- -----  --------   -----
Total Capital            $292,533  13.4%  $174,786  8.0%   $218,483  10.0%
  (to risk-weighted
   assets)
Tier 1 Capital            255,166  11.7%    87,393  4.0%    131,090   6.0%
  (to risk-weighted
   assets)
Tier 1 Capital            255,166   8.3%   123,205  4.0%    154,006   5.0%
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

FINANCIAL INFORMATION SUMMARY

     Net income for the first nine months of 1998 was $23.2 million compared to $25.2 million for the first nine months of 1997. Basic earnings per share were $1.28 and $1.44 for the nine months ended September 30, 1998 and 1997, respectively, while diluted earnings per share were $1.22 and $1.37 for those same periods. Several non-recurring items are included in these results, including $3.1 million of merger costs in 1998 and a $5.3 million gain on the sale of a subsidiary and $4.4 million of merger related and other non-recurring charges in 1997, all net of tax. Excluding these non-recurring items, net income was $26.3 million and $24.3 million for the first nine months of 1998 and 1997, respectively, resulting in diluted earnings per share of $1.38 and $1.32 for the same periods. Highlights for the first nine months of 1998 include:

 * A return on average assets of 1.15% and a return on average equity of 13.27%, both based on recurring earnings.

 * A 37.23% decrease in the provision for loan losses as compared to the first nine months of 1997. This decrease includes a $1.7 million provision taken in 1997 in order to consistently apply the Corporation's charge-off policy and methodology for determining the adequacy of the allowance for loan losses to West Coast Bancorp, Inc.

 * A $42.2 million or 11.46% increase in net interest earning assets as compared to the first nine months of 1997, which offset the impact of a declining net interest margin. During the comparable nine month periods, the Corporation's net interest margin fell 24 basis points.

FIRST NINE MONTHS OF 1998 AS COMPARED TO FIRST NINE MONTHS OF 1997:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Nine Months Ended September 30          1998                       1997
                            -------------------------  -------------------------
                            Average            Yield/  Average            Yield/
                            Balance   Interest  Rate   Balance   Interest  Rate
                           ---------- --------  ----- ---------- --------  -----
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                $    5,926 $    236  5.31% $    3,422 $    126  4.91%
Federal funds sold             66,723    2,776  5.55      65,277    2,711  5.54
Securities:
 Taxable                      502,433   23,296  6.20     440,225   20,586  6.25
 Non-taxable (1)               82,321    3,654  5.92      79,757    3,512  5.87
Loans (1) (2)               2,176,273  147,546  9.06   1,942,778  134,980  9.29
                           ---------- --------        ---------- --------
  Total interest
   earning assets           2,833,676  177,508  8.37   2,531,459  161,915  8.55
Cash and due from banks        92,032                     85,340
Allowance for loan losses     (30,908)                   (31,173)
Premises and equipment         81,535                     60,153
Other assets                   74,400                     60,494
                           ----------                 ----------
                           $3,050,735                 $2,706,273
LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand   $  487,425 $  7,910  2.17  $  342,677 $  5,927  2.31
 Savings                      600,328   14,678  3.27     618,676   12,916  2.79
 Other time                 1,133,311   46,421  5.48   1,029,618   42,027  5.46
Short-term borrowings         128,196    4,989  5.20     125,286    4,539  4.84
Long-term debt                 73,942    3,477  6.27      46,920    2,665  7.57
                           ---------- --------        ---------- --------
  Total interest
   bearing liabilities      2,423,202   77,475  4.27   2,163,177   68,074  4.21
                           ---------- --------        ---------- --------
Non-interest bearing
 demand deposits              321,546                    274,061
Other liabilities              41,199                     35,922
                           ----------                 ----------
                            2,785,947                  2,473,160
                           ----------                 ----------

STOCKHOLDERS' EQUITY          264,788                    233,113
                           ----------                 ----------
                           $3,050,735                 $2,706,273
                           ==========                 ==========

Net interest earning
  assets                   $  410,474                 $  368,282
                           ==========                 ==========
Net interest income                   $100,033                   $ 93,941
                                      ========                   ========
Net interest spread                             4.10%                      4.34%
                                                ====                       ====
Net interest margin (3)                         4.72%                      4.96%
                                                ====                       ====

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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first nine months of 1998, net interest income, on a fully taxable equivalent basis, totaled $100.0 million, representing a 6.60% increase over the first nine months of 1997. Net interest income consisted of interest income of $177.5 million and interest expense of $77.5 million for the first nine months of 1998 compared to $161.9 million and $68.1 million for each, respectively, for the first nine months of 1997. Net interest margin fell to 4.72% at September 30, 1998 from 4.96% at September 30, 1997, as the yield on total interest earning assets declined by 18 basis points and the rate paid on interest bearing liabilities increased by 6 basis points. Strong competitive factors and recent moves by the Federal Reserve Board to reduce interest rates resulted in a 23 basis point decrease in the average yield on loans and a 6 basis point increase in rates paid on deposits.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the nine months ending September 30, 1998 as compared to the nine months ending September 30, 1997 (in thousands):

                                                 Volume   Rate     Net
                                                -------  -------  -------
INTEREST INCOME
Interest bearing deposits with banks            $    99  $    11  $   110
Federal funds sold                                   60        5       65
Securities:
  Taxable                                         2,873     (163)   2,710
  Non-taxable                                       112       30      142
Loans                                            15,826   (3,260)  12,566
                                                -------  -------  -------
                                                 18,970   (3,377)  15,593
                                                -------  -------  -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                         2,315     (332)   1,983
  Savings                                          (367)   2,129    1,762
  Other time                                      4,240      154    4,394
Short-term borrowings                               107      343      450
Long-term debt                                    1,157     (345)     812
                                                -------  -------  -------
                                                  7,452    1,949    9,401
                                                -------  -------  -------
NET CHANGE                                      $11,518  $(5,326) $ 6,192

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

     Interest income on loans, on a fully taxable equivalent basis, increased 9.31% from $135.0 million for the nine months ended September 30, 1997 to $147.5 million for the nine months ended September 30, 1998. This increase was the result of an increase in average loans of 12.02% as the average yield declined by 23 basis points over the same period last year.

    Interest expense on deposits increased $8.1 million or 13.37% for the nine months ended September 30, 1998, compared to the nine months ended September 30, 1997. This increase was the result of an increase in average deposits of 11.56% over the same nine month period. The average balance in interest bearing demand and time deposits increased by $144.4 million and $103.7 million, respectively. The average balance in non-interest bearing demand deposits increased by $47.5 million. Interest expense on long-term debt increased $812,000 or 30.47% for these same periods due to a $27.0 million increase in long-term debt, which was partially offset by a decline in the rate paid of 130 basis points.

     The provision for loan losses totaled $5.3 million for the first nine months of 1998, as compared to $8.4 million for the first nine months of 1997. In connection with the Corporation's 1997 acquisition of West Coast Bancorp, Inc. (WCBI), the Corporation recognized an additional provision for loan losses of approximately $1.7 million, during the second quarter of 1997 after applying the Corporation's allowance for loan loss policy and methodology for evaluating the adequacy of the allowance to WCBI. After considering this additional provision, the reduction in the provision of $1.4 million reflects the Corporation's strong asset quality.

     Non-interest income increased by 19.52% during the first nine months of 1998 as compared to the first nine months of 1997, primarily due to increases of $1.7 million and $1.3 million in service charges and other fees and gain on sale of loans, respectively. Additionally, the Corporation recognized $965,000 of income relating to it's equity investment in Sun Bancorp, Inc., a bank holding company headquartered in Selinsgrove, Pennsylvania.

     Total non-interest expenses increased 10.34% during the first nine months of 1998, compared to the first nine months of 1997. The increase was attributable to the full year recognition of operating expenses associated with Mercantile Bank of Southwest Florida and Indian Rocks National Bank. Operating costs for these acquisitions were not recognized until after the closing of each transaction during the fourth quarter of 1997. Included in non-interest expenses during the first nine months of 1998 was $3.0 million for expenses related to the affiliations with West Coast, Seminole and Citizens. Included in non-interest expenses during the first nine months of 1997 was $1.1 million for expenses related to the affiliation with West Coast Bancorp, Inc. These expenses were primarily legal and investment banking costs associated with the structuring and completion of the mergers.

     Income tax expense for the nine months ended September 30, 1998 totaled $11.7 million, providing an effective tax rate of 33.52% compared to 31.85% for the nine months ended September 30, 1997. The increase in the effective tax rate reflects the higher level of non-deductible merger related expense recognized in 1998 over the same period in 1997.

THIRD QUARTER OF 1998 AS COMPARED TO THIRD QUARTER OF 1997:

     During the third quarter of 1998, net interest income increased $2.8 million or 9.18% over the third quarter of 1997. Total interest income increased $6.2 million or 11.69%, primarily the result of an increase in loan volume. Total interest expense increased $3.4 million or 15.01% during the third quarter of 1998, compared to the same period of 1997. Interest expense on deposits accounted for the majority of this increase, $3.0 million, due to an increase in average deposits.

     The provision for loan losses totaled $2.0 million for the third quarter of 1998, as compared to $2.5 million for the third quarter of 1997.

     Non-interest income increased 17.34% during the third quarter of 1998 compared to the same period of 1997. Total non-interest expenses increased 26.57% during the third quarter of 1998, compared to the third quarter of 1997. The increase was attributable to operating costs associated with Mercantile Bank of Southwest Florida and Indian Rocks National Bank, which were acquired during the fourth quarter of 1997 and not reflected within the third quarter results for 1997. Included in non-interest expenses during the third quarter of 1998 was $1.5 million for expenses related to the affiliation with Citizens. These expenses were primarily legal and investment banking costs associated with the structuring and completion of the mergers.

     Income tax expense totaled $3.8 million during the quarter providing an effective tax rate of 32.27% compared to 31.31% in 1997. The increase in the effective tax rate in 1998 reflects the recognition of non-deductible merger costs during the third quarter of 1998. Net income totaled $7.7 million for the third quarter of 1998, compared to $8.8 million for the third quarter of 1997. Excluding the impact of the non-recurring items, net income totaled $9.2 million for the third quarter of 1998.

YEAR 2000

     The Year 2000 (Y2K) Issue is the result of computer programs being written using date fields consisting of only two digits rather than four. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in system failures and temporary interruptions in the processing of transactions. The Y2K Issue is not only an internal issue but also affects third parties including customers, counter parties, service providers and vendors.

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

     By the beginning of the new millennium, each of the Corporation's banking subsidiaries will be processing on either of two core processing systems. The Corporation's northern banking affiliates will continue to process transactions on their existing core processing system. During the second quarter the Corporation made the strategic decision to convert each of the Florida banking affiliates to a new core processing system over the next fifteen month period. The decision to convert was based in part on the number of different systems currently being utilized by the Florida banking affiliates and the expiration of the Corporation's primary Florida core processing contract. The Corporation has received a third party certification and written representations from both vendors that each system is Y2K compliant. The Corporation will be participating in test verifications of each core system during the fourth quarter of 1998 and the first quarter of 1999. The Corporation continues to develop its contingency plan which is dependent upon the results of testing and anticipates utilizing the two corporate wide core processing systems as contingencies for each other. Phases I and II of the contingency plan, organizational planning and business impact analysis, were completed as of September 30, 1998.

     During July of 1998, the Corporation's consumer finance subsidiary, Regency Finance Company (Regency), selected a third party vendor to support all of its future core application requirements. These core applications will include loans, insurance and the Corporation's subordinated note program. Regency's decision to select a new system was based upon the system's ability to support new lending products as well as the operating efficiencies resulting from real-time centralized processing. The vendor has provided a written warranty to Regency that it is Y2K compliant. The system will be installed during the first quarter of 1999.

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

     Finally, the Y2K plan addresses the Corporation's service providers, including significant suppliers and vendors. Currently, the Corporation is in the process of rating each service provider, assessing their ability to be Y2K ready and developing a contingency plan for those in question. While this process is in its early stages, there is a reluctance by the service providers to expressly certify to Y2K readiness. The Corporation's assessment of all significant service providers and the identification of contingency providers is currently in process.

     The Corporation's current assessment of cost associated with the completion of its Y2K Plan is not considered by management to be material to the Corporation's future operations. The cost of completing the Corporation's Y2K Plan and the dates on which all procedures will be completed are based on management's best estimates. These estimates were derived utilizing various assumptions about future events, including the continued availability of resources, external technology modification plans and other significant factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

     Not applicable

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5.    OTHER INFORMATION

     Pursuant to recent amendments to the rules relating to proxy statements under the Securities Exchange Act of 1934 (the "Exchange Act"), shareholders of the Corporation are hereby notified that any shareholder proposal not included in the proxy materials disseminated by the management of the Corporation for the Corporation's 1999 Annual Meeting of Shareholders in accordance with Rule 14a-8 under the Exchange Act will be considered untimely for the purposes of Rules 14a-4 and 14a-5 under the Exchange Act if notice thereof is received after February 3, 1999. Management proxies will be authorized to exercise discretionary voting authority with respect to any shareholder proposal not included in such proxy materials for the Corporation's Annual Meeting of Shareholders unless
     (a) the Corporation receives notice of such proposal by the date set forth above, and (b) the conditions set forth in Rule 14a-4(c)(2)(i)-(iii) under the Exchange Act are met.

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

     A report on Form 8-K, dated October 29, 1998, was filed by the Corporation. The Form 8-K included Audited Supplemental Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 with Report of Independent Auditors and Management's Discussion and Analysis giving effect to the merger of the Corporation and Citizens Holding Corporation on a pooling-of-interests basis.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   F.N.B. Corporation
                                   -------------------------------------
                                   (Registrant)



Dated: November 13, 1998           /s/Peter Mortensen
      ________________________     _____________________________________
                                   Peter Mortensen
                                   Chairman and Chief Executive Officer
                                   (Principal Executive Officer)


Dated: November 13, 1998           /s/John D. Waters
      ________________________     _____________________________________
                                   John D. Waters
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)