Form 10-K
period 1998-12-31
FNB CORP/PA
filed 1999-03-17
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1998

                                       OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                        to
                               ----------------------    ---------------------

Commission file number    0-8144
                      -------------

                               F.N.B. CORPORATION
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                  25-1255406
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

       One F.N.B. Boulevard
      Hermitage, Pennsylvania                             16148
----------------------------------------           ------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   724-981-6000
                                                   -----------------

Securities registered pursuant to Section 12(b) of the Act:   NONE
                                                           ---------

Securities registered pursuant to Section 12(g) of the Act:
                                                           ---------

                          Common Stock, par value $2 per share
                 7 1/2% Cumulative Convertible Preferred Stock,
                       Series B, par value $10 per share
                 ----------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 28, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported in the NASDAQ system for such date, was approximately $441,494,979.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
As of February 28, 1999, the registrant had outstanding 19,199,000 shares of common stock having a par value of $2 per share.


                                                                      Continued

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                          Part of Form 10-K into
         DOCUMENT                                    which Document is Incorporated
         --------                                    ------------------------------
Annual Report to Stockholders for fiscal year
ended December 31, 1998                                           I & II

Definitive proxy statement for the 1999 Annual
Meeting of Stockholders to be held on April 28, 1999               III

FORM 10-K
1998

INDEX

PART I
                                                                                                   PAGE
Item 1.  Business
           General                                                                                  I-2
           Statistical Disclosure                                                                   I-8

Item 2.  Properties                                                                                 I-8

Item 3.  Legal Proceedings                                                                          I-8

Item 4.  Submission of Matters to a Vote of Security Holders                                        I-8

PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters.                                                              II-1

Item 6.  Selected Financial Data.                                                                  II-1

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                                                      II-1

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.                               II-1

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.                          III-1

Item 13. Certain Relationships and Related Transactions.                                          III-1


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                         IV-1

Signatures                                                                                         IV-2

Index to Exhibits                                                                                  IV-5

PART I

ITEM 1.  BUSINESS
GENERAL

        F.N.B. Corporation (the Corporation) was formed in 1974 as a bank holding company. The Corporation has one reportable business segment: community banking. Refer to "Business Segments" on page 23 of the Annual Report to Shareholders for the year ended December 31, 1998, which is incorporated by reference. As of December 31, 1998, the Corporation owned and operated nine community banks and one consumer finance company in Pennsylvania, southwestern Florida, eastern Ohio and western New York. In recent years, the Corporation has expanded its market presence in southwest Florida through affiliations with community banks located primarily between Naples and Clearwater, Florida. During 1998, the Corporation acquired West Coast Bank (West Coast), Seminole Bank and Citizens Holding Corporation, located in Sarasota, Seminole and Clearwater, Florida, respectively. On January 13, 1999, the Corporation completed its affiliation with Guaranty Bank & Trust (Guaranty), located in Venice, Florida. Guaranty was merged with an existing affiliate, West Coast, to form West Coast Guaranty Bank, N.A. The merger was accounted for as a pooling of interests.

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

        Following is information as of December 31, 1998 for the Corporation's community bank and consumer finance subsidiaries (including the year established and location of principal office for each). All subsidiaries are wholly-owned by the Corporation (dollars in thousands).


                                                                                                                   NUMBER
                                                                                 TOTAL              TOTAL            OF
COMMUNITY BANK SUBSIDIARIES:                                                     ASSETS            DEPOSITS        OFFICES
                                                                               ----------         ----------       -------
First National Bank of Pennsylvania (Est. 1864)
  Hermitage, Pennsylvania........................                              $1,229,283         $1,075,911          36
First National Bank of Naples (Est. 1988)
  Naples, Florida................................                                 664,500            519,109           7
First National Bank of Florida (Est. 1997)
  Clearwater, Florida............................                                 325,330            280,360          12
Cape Coral National Bank (Est. 1994)
  Cape Coral, Florida............................                                 301,056            271,987           5
West Coast Guaranty Bank, N.A. (Est. 1999)*
  Sarasota, Florida..............................                                 273,410            235,951           7
Metropolitan National Bank (Est. 1922)
  Youngstown, Ohio...............................                                 246,696            216,388           8
Reeves Bank (Est. 1868)
  Beaver Falls, Pennsylvania.....................                                 143,972            130,880           8
First National Bank of Fort Myers (Est. 1989)
  Fort Myers, Florida............................                                  82,998             74,623           2
First County Bank, N.A. (Est. 1987)
  Chardon, Ohio..................................                                  62,210             57,527           3
                                                                               ----------         ----------          --
                                                                               $3,329,455         $2,862,736          88
                                                                               ==========         ==========          ==
CONSUMER FINANCE SUBSIDIARY:
Regency Finance Company (Est. 1927)
  Hermitage, Pennsylvania........................                              $   88,154                             34
                                                                               ==========                             ==

     * Result of the merger of West Coast Bank and Guaranty Bank and Trust Company, which was affiliated with the Corporation on January 13, 1999.

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

OPERATIONS OF THE BANK SUBSIDIARIES

        The Corporation's bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's bank subsidiaries offer various alternative investment products, including mutual funds and annuities.

        In addition, First National Trust Company, a national trust company formed in January 1999, provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 1998, trust assets under management totaled $670.0 million.

OPERATIONS OF THE CONSUMER FINANCE SUBSIDIARY

        The Corporation's consumer finance subsidiary, Regency Finance Company (Regency), is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. Such activity is primarily funded through the sale of the Corporation's subordinated notes at Regency's branch offices.

MARKET AREA AND COMPETITION

        The Corporation, through its subsidiaries, currently operates 122 offices in 34 counties in Pennsylvania, southwestern Florida, eastern Ohio and western New York. The economies of the primary market areas in which the Corporation's Pennsylvania and Ohio subsidiaries operate have evolved during the past decade from ones dominated by heavy industry to ones which have a more diversified mix of light manufacturing, service and distribution industries. This area is served by Interstate Routes 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport. The Corporation's Florida subsidiaries operate in a four county area represented by high growth and median family income levels. The industries served in this market include a diversified mix of tourism, construction, services, light manufacturing, distribution and agriculture. The market extends north to Tampa and south through Naples and is served by Interstate 75 and U.S. Highway 41.

        The Corporation's subsidiaries compete with a large number of other financial institutions, such as commercial banks, savings banks, savings and loan associations, credit life insurance companies, mortgage banking companies, consumer finance companies, credit unions and commercial finance and leasing companies, many of which have greater resources than the Corporation, for deposits, loans and service business. Money market mutual funds, insurance agencies, brokerage houses and similar institutions currently provide many of the financial services offered by the Corporation's subsidiaries.

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

EMPLOYEES

        As of February 28, 1999, the Corporation and its subsidiaries had 1,359 full-time and 293 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

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

BANKS

        The Corporation's bank subsidiaries are supervised and regularly examined (including off-site monitoring) by the Office of the Comptroller of Currency (OCC), the Federal Deposit Insurance Corporation (FDIC), the FRB, and the Pennsylvania Department of Banking. The various laws and regulations administered by these regulatory agencies affect corporate practices, such as payment of dividends, incurring debt, acquisition of financial institutions and other companies, and affect business practices and operations, such as payment of interest on deposits, the charging of interest on loans, types of business conducted and location of offices.

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

STATISTICAL DISCLOSURE

        Statistical disclosure information regarding the Corporation is included in the Management's Discussion and Analysis, which is incorporated by reference to the Corporation's Annual Report to Stockholders (see Part II, Item 7 below). The following information is contained therein:

        I. Distribution of Assets, Liabilities and Stockholders' Equity; Interest Rates and Interest Differential


        II.   Investment Portfolio


        III.  Loan Portfolio


        IV.   Summary of Loan Loss Experience


        V.    Deposits


        VI.   Return on Equity and Assets


        VII.  Short-Term Borrowings

ITEM 2. PROPERTIES

        The Corporation operates a six-story building in Hermitage, Pennsylvania which serves as its northern executive offices and shares this facility with its lead banking affiliate, First National Bank of Pennsylvania. The Corporation also owns an eight-story building in Naples, Florida, which serves as its Florida executive and administrative offices.

        The banking and consumer finance subsidiaries' branch offices are located in 23 counties in Pennsylvania, 6 counties in eastern Ohio, 4 counties in southwestern Florida and 1 county in western New York. At December 31, 1998, the Corporation's subsidiaries owned 57 of the Corporation's 117 branch locations and leased the remaining 60 branch locations under operating leases expiring at various dates through the year 2010. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Annual Report to Shareholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1998.

PART II

        Information relating to Items 5, 6, 7 and 8 is provided in the Corporation's 1998 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated herein by reference:

                                                                                                 PAGES IN 1998
                                                                                                 ANNUAL REPORT
CAPTION IN 1998 ANNUAL REPORT TO STOCKHOLDERS                                                   TO STOCKHOLDERS
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                                                    42

ITEM 6.  SELECTED FINANCIAL DATA                                                                        28

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                                  30

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                                                 33-35

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               1-27,29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to directors of the Corporation is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 1999. Such information is incorporated herein by reference. Information relating to executive officers of the Corporation is provided in
Part I.

ITEM 11.  EXECUTIVE COMPENSATION

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 1999. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 1999. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 1999. Such information is incorporated herein by reference.










                                      III-1

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of F.N.B. Corporation and subsidiaries and report of independent auditors, included in the Corporation's 1998 Annual Report to Stockholders, are incorporated herein by reference:

                                                                         PAGES IN 1998
                                                                         ANNUAL REPORT
                                                                         TO STOCKHOLDERS
                                                                         ---------------
                 Consolidated Balance Sheet                                     1
                 Consolidated Income Statement                                  2
                 Consolidated Statement of Stockholders' Equity                 3
                 Consolidated Statement of Cash Flows                           4
                 Notes to Consolidated Financial Statements                5 - 27
                 Report of Independent Auditors                                27
                 Quarterly Earnings Summary                                    29


(A)  2.  FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted because they are not applicable.

(A)  3.  EXHIBITS

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


/s/ Peter Mortensen                                   Chairman, Chief Executive                      March 2, 1999
---------------------------                           Officer and Director
Peter Mortensen                                       (Principal Executive Officer)

/s/ Stephen J. Gurgovits                              Vice Chairman and Director                     March 2, 1999
---------------------------
Stephen J. Gurgovits


/s/ Gary L. Tice                                      President, Chief Operating                     March 2, 1999
---------------------------                           Officer and Director
Gary L. Tice


/s/ William J. Rundorff                               Executive Vice President                       March 2, 1999
---------------------------
William J. Rundorff


/s/ John D. Waters                                    Vice President and Chief                       March 2, 1999
---------------------------                           Financial Officer (Principal
John D. Waters                                        Financial and Accounting Officer)


---------------------------                           Director
W. Richard Blackwood


---------------------------                           Director
Alan C. Bomstein


/s/ William B. Campbell                               Director                                       March 2, 1999
---------------------------
William B. Campbell


/s/ Charles T. Cricks                                 Director                                       March 2, 1999
---------------------------
Charles T. Cricks

                                                      Director
---------------------------
Henry M. Ekker


/s/ Thomas W. Hodge                                   Director                                       March 2, 1999
---------------------------
Thomas W. Hodge


/s/ James S. Lindsay                                  Director                                       March 2, 1999
---------------------------
James S. Lindsay


/s/ Paul P. Lynch                                     Director                                       March 2, 1999
---------------------------
Paul P. Lynch


/s/ Edward J. Mace                                    Director                                       March 2, 1999
---------------------------
Edward J. Mace


                                                      Director
---------------------------
Robert S. Moss


/s/ Richard C. Myers                                  Director                                       March 2, 1999
---------------------------
Richard C. Myers


                                                      Director
---------------------------
William A. Quinn


                                                      Director
---------------------------
George A. Seeds


/s/ William J. Strimbu                                Director                                       March 2, 1999
---------------------------
William J. Strimbu


                                                      Director
---------------------------
Archie O. Wallace


/s/ Joseph M. Walton                                  Director                                       March 2, 1999
---------------------------
Joseph M. Walton


                                                      Director
---------------------------
James T. Weller


/s/ Eric J. Werner                                    Director                                       March 2, 1999
---------------------------
Eric J. Werner

/s/ R. Benjamin Wiley                                 Director                                       March 2, 1999
---------------------------
R. Benjamin Wiley


/s/ Donna C. Winner                                   Director                                       March 2, 1999
---------------------------
Donna C. Winner

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

10.3. Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (incorporated by reference to Exhibit 10.3. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
            1993).

10.4. Revised and Restated Amendment No. 2 to Employment Agreement between F.N.B. Corporation and Peter Mortensen. (incorporated by reference to Exhibit 10.5. of the Corporation's Form 10-Q for the quarter ended September 30, 1996). Continuation of Employment Agreement. (filed herewith).

10.5. Employment Agreement between F.N.B. Corporation and Stephen J. Gurgovits. (filed herewith).

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

10.14. F.N.B. Corporation 1998 Director's Stock Option Plan. (filed herewith).

13          Annual Report to Stockholders.  (filed herewith).

21          Subsidiaries of the Registrant.  (filed herewith).

23.1        Consent of Ernst & Young LLP, Independent Auditors.
            (filed herewith).

23.2        Consent of Hill, Barth & King, Independent Auditors.
            (filed herewith).

23.3        Consent of PricewaterhouseCoopers LLP, Independent Auditors.
            (filed herewith).

23.4        Consent of Hacker, Johnson, Cohen & Grieg PA, Independent Auditors.
            (filed herewith).

27          Financial Data Schedule.  (filed herewith).

99.1 Report of Independent Auditors, Hill, Barth & King, Inc. for the 1996 audit of Southwest Banks, Inc. (filed herewith).

99.2 Report of Independent Auditors, PricewaterhouseCoopers LLP for the 1996 audit of West Coast Bancorp, Inc. (Filed herewith).

99.3 Report of Independent Auditors, Hacker, Johnson, Cohen & Grieb PA for the 1997 and 1996 Audits of Seminole Bank. (filed herewith).

99.4 Report of Independent Auditors, Hacker, Johnson, Cohen & Grieb PA for the 1997 and 1996 Audits of Citizens Holding Corporation and Subsidiaries. (filed herewith).