Form 10-Q
period 1999-03-31
FNB CORP/PA
filed 1999-05-13
CIK 37808

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)
   [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1999
                                ------------------------------------------------
                                    OR
   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to ___________________

Commission file number  0-8144
                        ------
                            F.N.B. CORPORATION
-------------------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

       Pennsylvania                                        25-1255406
------------------------------             ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                One F.N.B. Boulevard, Hermitage, PA  16148
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

Yes ___     No ___

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Class                                    Outstanding at April 30, 1999
      -----                                    -----------------------------
Common Stock, $2 Par Value                            19,150,475 Shares
--------------------------                            -----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 1999

INDEX

PART I - FINANCIAL INFORMATION                                 PAGE

Item 1. Financial Statements

        Consolidated Balance Sheet                               2
        Consolidated Income Statement                            3
        Consolidated Statement of Cash Flows                     4
        Notes to Consolidated Financial Statements               5

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations            8

Item 3. Quantitative and Qualitative Disclosure of
        Market Risk                                             17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                       17

Item 2. Changes in Securities                                   17

Item 3. Defaults Upon Senior Securities                         17

Item 4. Submission of Matters to a Vote of Security Holders     17

Item 5. Other Information                                       17

Item 6. Exhibits and Reports on Form 8-K                        17

Signatures                                                      18

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited
                                                    MARCH 31,     DECEMBER 31,
                                                      1999            1998
                                                    ----------    ------------
ASSETS
Cash and due from banks                             $  117,592     $  134,848
Interest bearing deposits with banks                     2,745          4,192
Federal funds sold                                      31,008         44,706
Mortgage loans held for sale                             9,333         15,947
Securities available for sale                          443,918        455,082
Securities held to maturity (fair
  value of $107,011 and $119,252)                      106,410        118,575
Loans, net of unearned income of
  $33,689 and $31,014                                2,505,915      2,422,883
Allowance for loan losses                              (32,709)       (32,308)
                                                    ----------     ----------
     NET LOANS                                       2,473,206      2,390,575
                                                    ----------     ----------
Premises and equipment                                  96,346         93,584
Other assets                                           148,965        146,979
                                                    ----------     ----------
                                                    $3,429,523     $3,404,488
                                                    ==========     ==========
LIABILITIES
Deposits:
  Non-interest bearing                              $  397,114     $  401,272
  Interest bearing                                   2,464,614      2,449,770
                                                    ----------     ----------
     TOTAL DEPOSITS                                  2,861,728      2,851,042

Other liabilities                                       54,230         51,195
Short-term borrowings                                  176,925        150,981
Long-term debt                                          52,579         69,492
                                                    ----------     ----------
     TOTAL LIABILITIES                               3,145,462      3,122,710
                                                    ----------     ----------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 228,326 and 237,985 shares
  Aggregate liquidation value -
    $5,708 and $5,950                                    2,283          2,380
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 19,347,175 and 19,264,231 shares             38,694         38,529
Additional paid-in capital                             161,500        161,231
Retained earnings                                       79,291         76,414
Accumulated other comprehensive income                   4,425          6,308
Treasury stock - 78,706 and 109,285 shares at cost      (2,132)        (3,084)
                                                    ----------     ----------
     TOTAL STOCKHOLDERS' EQUITY                        284,061        281,778
                                                    ----------     ----------
                                                    $3,429,523     $3,404,488
                                                    ==========     ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited


Three Months Ended March 31                                 1999        1998
                                                          -------     -------
INTEREST INCOME
Loans, including fees                                     $52,508     $49,556
Securities:
  Taxable                                                   7,074       8,100
  Nontaxable                                                  612         605
  Dividends                                                   399         462
Other                                                         661       1,239
                                                          -------     -------
     TOTAL INTEREST INCOME                                 61,254      59,962
                                                          -------     -------

INTEREST EXPENSE
Deposits                                                   22,824      23,654
Short-term borrowings                                       1,724       1,460
Long-term debt                                              1,046       1,152
                                                          -------     -------
     TOTAL INTEREST EXPENSE                                25,594      26,266
                                                          -------     -------
     NET INTEREST INCOME                                   35,660      33,696
Provision for loan losses                                   2,051       1,761
                                                          -------     -------
     NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                            33,609      31,935
                                                          -------     -------
NON-INTEREST INCOME
Insurance commissions and fees                                920       1,006
Service charges                                             4,352       3,893
Trust                                                         850         691
Gain on sale of securities                                    800         547
Gain on sale of loans                                         833         669
Other                                                       1,603         985
                                                          -------     -------
     TOTAL NON-INTEREST INCOME                              9,358       7,791
                                                          -------     -------
                                                           42,967      39,726
                                                          -------     -------
NON-INTEREST EXPENSES
Salaries and employee benefits                             16,814      15,055
Net occupancy                                               2,238       2,166
Equipment                                                   2,572       2,051
Merger related                                              1,333         170
Other                                                       8,142       8,170
                                                          -------     -------
     TOTAL NON-INTEREST EXPENSES                           31,099      27,612
                                                          -------     -------
     INCOME BEFORE INCOME TAXES                            11,868      12,114
Income taxes                                                3,678       3,826
                                                          -------     -------
     NET INCOME                                           $ 8,190     $ 8,288
                                                          =======     =======
NET INCOME PER COMMON SHARE:
  Basic                                                   $   .40     $   .41
                                                          =======     =======
  Diluted                                                 $   .39     $   .39
                                                          =======     =======

CASH DIVIDENDS PER COMMON SHARE                           $   .17     $   .16
                                                          =======     =======

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Three Months Ended March 31                                1999        1998
                                                         --------    --------
OPERATING ACTIVITIES
Net income                                               $  8,190    $  8,288
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                           2,630       2,098
    Provision for loan losses                               2,051       1,761
    Deferred taxes                                          4,684         170
    Net gain on sale of securities                           (800)       (538)
    Net gain on sale of loans                                (833)       (613)
    Proceeds from sale of loans                            22,327      35,014
    Loans originated for sale                             (14,880)    (36,993)
    Net change in:
      Interest receivable                                    (611)       (291)
      Interest payable                                      1,942       1,538
    Other, net                                             (1,776)     (5,466)
                                                         --------    --------
Net cash flows from operating activities                   22,924       4,968
                                                         --------    --------
INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                      1,447      (2,743)
  Federal funds sold                                       13,698     (68,694)
  Loans                                                   (87,282)    (49,310)
Securities available for sale:
  Purchases                                               (47,425)    (75,056)
  Sales                                                     1,167       7,083
  Maturities                                               55,310      77,469
Securities held to maturity:
  Purchases                                                (1,021)
  Maturities                                               13,186      13,625
Increase in premises and equipment                         (4,953)    (12,614)
                                                         --------    --------
      Net cash flows from investing activities            (55,873)   (110,240)
                                                         --------    --------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW           14,719      59,579
  Time deposits                                            (4,033)     57,342
  Short-term borrowings                                    25,944      (6,991)
Increase in long-term debt                                  1,324       1,414
Decrease in long-term debt                                (18,237)       (862)
Net acquisition of treasury stock                            (460)     (3,840)
Cash dividends paid                                        (3,564)     (2,862)
                                                         --------    --------
Net cash flows from financing activities                   15,693     103,780
                                                         --------    --------
 NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS       (17,256)     (1,492)
Cash and due from banks at beginning of period            134,848     112,292
                                                         --------    --------
CASH AND DUE FROM BANKS AT END OF PERIOD                 $117,592    $110,800
                                                         ========    ========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 1999

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements give retroactive effect to the merger of Guaranty Bank & Trust (Guaranty) with and into F.N.B. Corporation (the Corporation). The merger, which was consummated on January 12, 1999, resulted in the Corporation issuing 1,250,994 shares of common stock. The transaction has been accounted for as a pooling-of-interests, and such financial statements are presented as if the merger had been consummated for all the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in the Corporation's Annual Report on Form 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ from those estimates.

PER SHARE AMOUNTS

     Per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on April 26, 1999.

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

EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

Three months ended March 31                            1999           1998
                                                    ----------     ----------
Basic
Net income                                          $    8,190     $    8,288
Less:  Preferred stock dividends declared                 (108)          (134)
Earnings applicable to basic earnings               ----------     ----------
  per share                                         $    8,082     $    8,154
                                                    ==========     ==========

Average common shares outstanding                   20,156,352     19,992,046
                                                    ==========     ==========

Earnings per share                                        $.40           $.41
                                                          ====           ====

Diluted
Earnings applicable to diluted
  earnings per share                                $    8,190     $    8,288
                                                    ==========     ==========

Average common shares outstanding                   20,156,352     19,992,046
Series A convertible preferred stock                    23,217         15,590
Series B convertible preferred stock                   525,467        618,768
Net effect of dilutive stock options and stock
  warrants based on the treasury stock method          477,883        596,983
                                                    ----------     ----------
                                                    21,182,919     21,223,387
                                                    ==========     ==========

Earnings per share                                        $.39           $.39
                                                          ====           ====

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

     Three months ended March 31                           1999        1998
                                                         --------    --------
     Cash paid for:
       Interest                                          $ 23,652    $ 23,003
     Noncash Investing and Financing Activities:
       Acquisition of real estate in settlement
         of loans                                           2,733         321
     Loans granted in the sale of other real estate            91         141

COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, are as follows (in thousands):

Three months ended March 31                                1999        1998
                                                         --------    --------
Net income                                               $  8,190    $  8,288
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding (losses) gains
      arising during the period                            (1,370)        869
    Less:  reclassification adjustment
      for gains included in net income                       (513)       (346)
                                                         --------    --------
Other comprehensive income                                 (1,883)        523
                                                         --------    --------
Comprehensive income                                     $  6,307    $  8,811
                                                         ========    ========

MERGERS AND ACQUISITIONS

     On January 12, 1999, the Corporation completed its affiliation with Guaranty Bank & Trust (Guaranty), headquartered in Venice, Florida with assets of $154.6 million. Under the terms of the merger agreement, each outstanding share of Guaranty's common stock was converted into 1.536 shares of the Corporation's common stock. A total of 1,250,994 shares of the Corporation's common stock were issued. On February 12, 1999, Guaranty was merged into an existing subsidiary of the Corporation, West Coast Bank, to form West Coast Guaranty Bank, N.A. Results for prior years are restated to reflect this acquisition as a pooling-of-interests. The following table sets forth separate company financial information for the year ended December 31, 1998 (in thousands):

                                               F.N.B.
                                            Corporation    Guaranty
                                            -----------    --------
Net interest income                          $132,600       $5,314
Net income                                     31,872          326

     The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

BUSINESS SEGMENTS

     The Corporation operates in one reportable segment: community banking. The Corporation's community banking subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community banking subsidiaries offer various alternative investment products, including mutual funds and annuities. The following tables provide financial information for this segment of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

At or for the three months              Community       All
  ended March 31, 1999                   Banking       Other      Consolidated
                                        ----------   ----------   ------------
Interest income                         $   56,981      $ 4,273     $   61,254
Interest expense                            24,753          841         25,594
Provision for loan losses                    1,406          645          2,051
Non-interest income                          8,009        1,349          9,358
Non-interest expense                        27,559        3,060         30,619
Intangible amortization                        464           16            480
Income tax expense                           3,373          305          3,678
Net income                                   7,435          755          8,190
Core operating earnings *                    8,254          755          9,009
Total assets                             3,342,579       86,944      3,429,523

At or for the three months               Community      All
  ended March 31, 1998                    Banking      Other      Consoldiated
                                        ----------   ----------   ------------
Interest income                         $   55,798     $  4,164     $   59,962
Interest expense                            25,403          863         26,266
Provision for loan losses                    1,119          642          1,761
Non-interest income                          6,074        1,717          7,791
Non-interest expense                        23,152        4,156         27,308
Intangible amortization                        293           11            304
Income tax expense                           3,721          105          3,826
Net income                                   8,184          104          8,288
Core operating earnings *                    8,184          274          8,458
Total assets                             3,142,158       62,493      3,204,651

* Core operating earnings excludes merger related costs of $819,000, net of tax, for the quarter ended March 31, 1999 and $170,000, net of tax, for the quarter ended March 31, 1998.

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

     Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $45.0 million was unused at March 31, 1999. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other uncommitted funding sources.

     The financial performance of the Corporation is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to pricing over a specified period, the amount of change in individual interest rates and the embedded options in all financial instruments. The principal objective of the Corporation's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation. The Corporation's Asset/Liability Committee (ALCO) is responsible for achieving this objective. The Corporation uses an asset/liability model to quantify the effects of its balance sheet strategies and their associated risks. Net interest income simulation is the principal tool utilized for these purposes. Gap analysis is employed as a secondary diagnostic measurement. The Corporation attempts to mitigate interest rate risk through asset deployment, asset and liability pricing and matched maturity funding.

     A gradual 300 basis point decrease in interest rates is estimated to cause a decline in net interest income of 1.7% or $2.4 million for 1999 as compared to net interest income if interest rates were unchanged during 1999.
Comparatively, a gradual 300 basis point decrease in interest rates to actual 1998 interest rates would have decreased net interest income by 0.9% or $1.1 million in 1998. These low levels of variation are within the Corporation's policy limits. The simulation analyses assumed that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such a magnitude in interest rates, the ALCO would likely take actions to further mitigate its exposure to the change. However, due to the greater uncertainty of other specific actions that would be taken, the analysis assumed no change in the Corporation's asset/liability composition.

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

     Following is the gap analysis as of March 31, 1999 (in thousands):

                                 Within     4-12       1-5        Over
                                3 Months   Months     Years      5 years      Total
                                --------  --------  ----------  ----------  ----------
Interest Earning Assets
Interest bearing deposits
  with banks                    $  2,745                                    $    2,745
Federal funds sold                31,008                                        31,008
Mortgage loans held for sale       9,333                                         9,333
Securities:
  Available for sale              45,590  $140,776  $  205,422  $   52,130     443,918
  Held to maturity                16,124    27,572      43,301      19,413     106,410
Loans, net of unearned           712,211   633,031   1,028,847     131,826   2,505,915
                                --------  --------  ----------  ----------  ----------
                                 817,011   801,379   1,277,570     203,369   3,099,329
Other assets                                                       330,194     330,194
                                --------  --------  ----------  ----------  ----------
                                $817,011  $801,379  $1,277,570  $  533,563  $3,429,523
                                ========  ========  ==========  ==========  ==========

Interest Bearing Liabilities
Deposits:
  Interest checking             $128,245                        $  376,236  $  504,481
  Savings                        279,777                           499,398     779,175
  Time deposits                  319,038  $567,328  $  294,592               1,180,958
Short-term borrowings            176,925                                       176,925
Long-term debt                     8,117    11,704      24,829       7,929      52,579
                                --------  --------  ----------  ----------  ----------
                                 912,102   579,032     319,421     883,563   2,694,118
Other liabilities                                                  451,344     451,344
Stockholders' equity                                               284,061     284,061
                                --------  --------  ----------  ----------  ----------
                                $912,102  $579,032  $  319,421  $1,618,968  $3,429,523
                                ========  ========  ==========  ==========  ==========

Period Gap                     $(95,091) $222,347  $  958,149  $(1,085,405)
                               ========  ========  ==========  ===========

Cumulative Gap                 $(95,091) $127,256  $1,085,405
                               ========  ========  ==========

Cumulative Gap as a Percent
  of Total Assets                 (2.77)%    3.71%      31.64%
                               ========  ========  ==========

Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                      .90      1.09        1.60         1.15
                               ========  ========  ==========   ==========


CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     Capital management is a continuous process. Since December 31, 1998, stockholders' equity has increased $4.8 million as a result of earnings retention. For the three months ended March 31, 1999, the return on average equity, based on core operating earnings, was 12.92%. Core operating earnings exclude merger related costs of $819,000, net of tax. Total cash dividends declared represented 43.52% of earnings. Book value per common share was $13.79 at March 31, 1999, compared to $13.68 at December 31, 1998.

LOANS

     Following is a summary of loans (dollars in thousands):

                                                    MARCH 31,   DECEMBER 31,
                                                      1999          1998
                                                   ----------   ------------
Real estate:
  Residential                                      $  994,695    $  994,156
  Commercial                                          653,471       632,304
  Construction                                        103,291       103,672
Installment loans to individuals                      292,140       292,418
Commercial, financial and agricultural                342,154       299,081
Lease financing                                       153,853       132,266
Unearned income                                       (33,689)      (31,014)
                                                   ----------    ----------
                                                   $2,505,915    $2,422,883
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

     Following is a summary of non-performing assets (dollars in thousands):

                                                    MARCH 31,   DECEMBER 31,
                                                      1999          1998
                                                    ---------   ------------
Non-performing assets:
  Non-accrual loans                                  $ 9,080      $12,250
  Restructured loans                                   1,790        1,770
                                                     -------      -------
    Total non-performing loans                        10,870       14,020
  Other real estate owned                              3,820        1,370
                                                     -------      -------
    Total non-performing assets                      $14,690      $15,390
                                                     =======      =======

Asset quality ratios:
  Non-performing loans as percent of total loans        0.43%        0.58%
  Non-performing assets as percent of total assets      0.43%        0.45%

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

Three months ended March 31                                1999        1998
                                                         -------     -------
Balance at beginning of period                           $32,308     $30,931

Charge-offs                                               (1,965)     (1,566)
Recoveries                                                   315         491
                                                         -------     -------
  Net charge-offs                                         (1,650)     (1,075)

Provision for loan losses                                  2,051       1,761
                                                         -------     -------
Balance at end of period                                 $32,709     $31,617
                                                         =======     =======

Allowance for loan losses to:
  Total loans, net of unearned income                       1.31%       1.42%
  Non-performing loans                                    300.91%     311.53%

REGULATORY MATTERS

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of March 31, 1999, that the Corporation and each of its banking subsidiaries are all "well capitalized".

     As of December 31, 1998, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Following are capital ratios as of March 31, 1999 for the Corporation (dollars in thousands):

                                                 Well Capitalized   Minimum Capital
                                  Actual           Requirements       Requirements
                              ---------------    ---------------    ---------------
                               Amount   Ratio     Amount   Ratio     Amount   Ratio
                              --------  -----    --------  -----    --------  -----
Total Capital                 $308,351  12.5%    $247,548  10.0%    $198,037   8.0%
  (to risk-weighted assets)
Tier 1 Capital                 264,886  10.7%     148,528   6.0%      99,018   4.0%
  (to risk-weighted assets)
Tier 1 Capital                 264,886   7.9%     168,622   5.0%     134,898   4.0%
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

FINANCIAL INFORMATION SUMMARY

     Core operating income for the first three months of 1999 was $9.0 million compared to $8.5 million for the first three months of 1998. Core operating income consists of net income adjusted for merger related costs. Basic earnings per share were $.44 and $.42 for the three months ended March 31, 1999 and 1998, respectively, while diluted earnings per share were $.43 and $.40, respectively. These results were adjusted for a 5 percent stock dividend declared on April 26, 1999. Non-recurring merger related costs of $819,000 and $170,000, net of tax, were incurred during the first three months of 1999 and 1998. Including these non-recurring items, net income was $8.2 million and $8.3 million for the first three months of 1999 and 1998, respectively, resulting in diluted earnings per share of $.39 for both periods. Highlights for the first three months of 1999 include:

  * A return on average assets of 1.08% and a return on average equity of 12.92%, both based on core operating earnings.

  *   A strong net interest margin of 4.76%.

  * An increase in non-interest income of $1.6 million, including a 13.5% increase in fee based income.

  * Completion of the Corporation's affiliation with Guaranty Bank and Trust and corresponding merger of Guaranty Bank and Trust with an existing subsidiary of the Corporation, West Coast Bank, to form West Coast Guaranty Bank, N.A.

FIRST THREE MONTHS OF 1999 AS COMPARED TO FIRST THREE MONTHS OF 1998:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):


Three Months Ended March 31               1999                          1998
                           ------------------------------ ------------------------------
                             Average              Yield/    Average              Yield/
                             Balance    Interest   Rate     Balance    Interest   Rate
                           -----------  --------  ------- -----------  --------  -------
Assets
Interest earning assets:
Interest bearing deposits
 with banks                $    5,010   $    59    4.71%  $    7,621   $   110    5.77%
Federal funds sold             50,457       602    4.77       83,925     1,129    5.38
Securities:
 Taxable                      467,743     7,074    6.13      523,586     8,100    6.27
 Non-taxable (1)               85,173     1,323    6.21       82,466     1,379    6.69
Loans (1) (2)               2,474,315    52,735    8.65    2,205,552    49,762    9.15
                           ----------   -------           ----------   -------
  Total interest
   earning assets           3,082,698    61,793    8.13    2,903,150    60,480    8.44
                           ----------   -------           ----------   -------
Cash and due from banks       107,938                         97,531
Allowance for loan losses     (32,823)                       (31,402)
Premises and equipment         94,911                         77,904
Other assets                  140,090                         74,727
                           ----------                     ----------
                           $3,392,814                     $3,121,910
                           ==========                     ==========
 Liabilities
Interest bearing
  liabilities:
Deposits:
 Interest bearing demand   $  500,311   $  2,014   1.63   $  407,613   $  2,664   2.65
 Savings                      761,177      5,569   2.97      705,196      4,997   2.87
Other time                  1,185,173     15,241   5.22    1,179,767     15,993   5.50
Short-term borrowings         165,130      1,724   4.23      115,824      1,460   5.11
Long-term debt                 60,454      1,046   6.92       72,491      1,152   6.36
                           ----------    -------          ----------    -------
  Total interest
   bearing liabilities      2,672,245     25,594   3.88    2,480,891     26,266   4.29
                           ----------    -------          ----------    -------
Non-interest bearing
 demand deposits              387,105                        328,193
Other liabilities              50,625                         40,045
                           ----------                     ----------
                            3,109,975                      2,849,129
                           ----------                     ----------
 Stockholders' equity         282,839                        272,781
                           ----------                     ----------
                           $3,392,814                     $3,121,910
                           ==========                     ==========

Net interest earning
  assets                   $  410,453                     $  422,259
                           ==========                     ==========

Net interest income                      $36,199                        $34,214
                                         =======                        =======

Net interest spread                                4.25%                          4.15%
                                                   ====                           ====

Net interest margin (3)                            4.76%                          4.78%
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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first three months of 1999, net interest income, on a fully taxable equivalent basis, totaled $36.2 million, representing a 5.80% increase over the first three months of 1998. Net interest income consisted of interest income of $61.8 million and interest expense of $25.6 million for the first three months of 1999 compared to $60.5 million and $26.3 million for each, respectively, for the first three months of 1998. Net interest margin remained fairly constant at 4.76% at March 31, 1999 compared with 4.78% at March 31, 1998. On a quarter to quarter basis, the yield on total interest earning assets declined by 31 basis points and the rate paid on interest bearing liabilities decreased by 41 basis points. Strong competitive factors and recent moves by the Federal Reserve Board to reduce interest rates subsequent to March 31, 1998, resulted in a 50 basis point decrease in the average yield on loans.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the three months ending March 31, 1999 as compared to the three months ending March 31, 1998 (in thousands):

                                               Volume     Rate        Net
                                               ------    -------    -------
Interest Income
Interest bearing deposits with banks           $  (33)   $   (18)   $   (51)
Federal funds sold                               (410)      (117)      (527)
Securities:
  Taxable                                        (848)      (178)    (1,026)
  Non-taxable                                      47       (103)       (56)
Loans                                           5,390     (2,417)     2,973
                                               ------    -------    -------
                                                4,146     (2,833)     1,313
Interest Expense
Deposits:
  Interest bearing demand                         939     (1,589)      (650)
  Savings                                         398        174        572
  Other time                                       74       (826)      (752)
Short-term borrowings                             443       (179)       264
Long-term debt                                   (226)       120       (106)
                                               ------    -------    -------
                                                1,628     (2,300)      (672)
                                               ------    -------    -------
 Net Change                                    $2,518    $  (533)   $ 1,985
                                               ======    =======    =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

     Interest income on loans, on a fully taxable equivalent basis, increased 5.97% from $49.8 million for the three months ended March 31, 1998 to $52.7 million for the three months ended March 31, 1999. This increase was the result of an increase in average loans of 12.19% as the average yield declined by 50 basis points over the same period last year.

     Interest expense on deposits decreased $830,000 or 3.51% for the three months ended March 31, 1999, compared to the three months ended March 31, 1998, although average deposits increased 6.72% over the same three month period.
The average balance in interest bearing demand and savings deposits increased by $92.7 million and $56.0 million, respectively. The average balance in non-interest bearing demand deposits increased by $58.9 million. Interest expense on short-term borrowings increased $264,000 or 18.08% for these same periods due to a $49.3 million increase in average short-term borrowings, which was partially offset by a decline in the rate paid of 88 basis points.

     The provision for loan losses totaled $2.1 million for the first three months of 1999, as compared to $1.8 million for the first three months of 1998. The increase in the provision is the result of higher loan volume.

     Non-interest income increased by 20.11% during the first three months of 1999 as compared to the first three months of 1998. Service charges and trust fees increased $618,000 over the first quarter of 1998. In addition, the Corporation's investment in bank owned life insurance provided $752,000 in income for the three months ended March 31, 1999.

     Total non-interest expenses increased 12.63% during the first three months of 1999, compared to the first three months of 1998. The increase was primarily attributable to an increase of $1.8 million in salaries and employee benefits. This increase was due to increases in incentive compensation as well as normal annual salary adjustments. Included in non-interest expenses during the first three months of 1999 was $1.3 million in merger related expenses, as compared to $170,000 in the same period during 1998. These expenses were primarily data processing termination and conversion costs and change in control provisions associated with the structuring and completion of mergers.

     Income tax expense for the three months ended March 31, 1999 totaled $3.7 million, providing an effective tax rate of 30.99% compared to 31.58% for the three months ended March 31, 1998. The decrease in the effective tax rate reflects the higher level of tax-free income in 1999 over 1998.

YEAR 2000 READINESS

     The Year 2000 (Y2K) Issue is the result of computer programs being written using year fields consisting of only two digits rather than four. Computer programs that have time-sensitive software may recognize "00" as the year 1900 rather than year 2000. If such programs were in use and not corrected, it could result in system failures and temporary interruptions in the processing of transactions. The Corporation's core processing systems were written with four digit year fields. The Y2K Issue is not only an internal issue but also affects third parties including customers, counter parties, service providers and vendors.

     Because the Y2K Issue poses an unprecedented and profound enterprise wide challenge for every organization, the Corporation formed a Y2K Committee. The Y2K Committee developed a Year 2000 Enterprise Wide Project Plan (Y2K Plan), which addresses both internal and external technology.

     In accordance with the Y2K Plan, the Corporation has completed its inventory and assessment of all internal technologies, including both software and hardware. Each system was assigned a significance rating as to the degree of criticality. Formal detailed tests for systems with significance ratings of a critical nature have been completed. Such systems include core processing and ancillary systems required to sustain operations.

     By the end of 1999, each of the Corporation's banking subsidiaries will be processing on either of two core processing systems. The Corporation's northern banking affiliates will continue to process transactions on their existing core processing system. During the second quarter of 1998, the Corporation made the strategic decision to convert each of the Florida banking affiliates to a new core processing system. All Florida banking affiliates will be converted by May 31, 1999. The decision to convert was based in part on the number of different systems being utilized by the Florida banking affiliates and the expiration of the Corporation's primary Florida core processing contract.

     The Corporation has received written representation from both vendors that each system in Y2K compliant as well as third party certification of the vendors compliance methodology. The Corporation participated in test verifications of each core system during the fourth quarter of 1998. The Corporation also developed a contingency plan which utilizes the two corporate wide core processing systems as contingencies for each other.

     The management of the Corporation has developed the Corporate Business Resumption Contingency Plan (BRC Plan) which identifies the level of customer service management desires in the event of a system failure. The BRC Plan is the model for all financial affiliates use in the development of their specific BRC Plan. The BRC Plan has also identified resources and tools to be used for implementation along with a method of plan validation, testing, trigger dates for implementation and training of the personnel who will be exercising the plan.

     During July of 1998, the Corporation's consumer finance subsidiary, Regency Finance Company (Regency), selected a third party vendor to support all of its future core application requirements. These core applications included loans, insurance and the Corporation's subordinated note program. Regency's decision to select a new system was based upon the system's ability to support new lending products as well as the operating efficiencies resulting from real-time centralized processing. The vendor has provided a written warranty to Regency that it is Y2K compliant. The system was tested for Y2K readiness during the fourth quarter of 1998 and installation was completed on February 28, 1999.

     With respect to external technology, the Y2K Plan provides for the evaluation and assessment of all significant funds takers, including large borrowing customers and bond issuers, and funds providers, including contingency lines of credit and deposit accounts. All project plans for funds takers and providers have been substantially completed with continued monitoring to occur. An integral part of the Corporation's funds provider project plan includes a Customer Awareness Program. This program was developed to assure customer confidence and mitigate reputation and liquidity risk. The program was not only developed to educate the Corporation's customers, but also its employees in responding to customer inquiries.

     The Y2K Plan includes due diligence procedures as it relates to the fiduciary responsibilities of the Corporation's investment and trust functions, including such activities as settlement transactions, remittance of bond payments and transactions related to mutual funds and other securities. In performing its fiduciary responsibilities, the Corporation assessed the Y2K readiness of its safekeeping agents and broker/dealers.

     The Corporation's current assessment of cost associated with the completion of its Y2K Plan is not considered by management to be material to the Corporation's future operations. Through March 31, 1999, the Corporation has expended $126,000 on its Y2K Plan and anticipates additional costs of approximately $50,000 to be incurred during 1999. The cost of completing the Corporation's Y2K Plan and the dates on which all procedures will be completed are based on management's best estimates. These estimates were derived utilizing various assumptions about future events, including the continued availability of resources, external technology modification plans and other significant factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

     The Corporation believes that modifications to existing systems, conversion to new systems and vendor compliance upgrades will be resolved on a timely basis and related costs will not have a material impact on its results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

     The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II

Item 1.  Legal Proceedings

     The Corporation and persons to whom the Corporation may have indemnification obligations in the normal course of business are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not at the present time anticipate the ultimate aggregate liability, if any arising out of such lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operation in any future reporting period.

Item 2.  Changes in Securities

     Not applicable

Item 3.  Defaults Upon Senior Securities

     Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

Item 5.  Other Information

     On January 25, 1999, the Corporation adopted an amendment to its By-laws providing that no proposal submitted by a shareholder of the Corporation for consideration at the Annual Meeting of Shareholders will be considered at any such meeting unless the Secretary of the Corporation has received written notice of the matter proposed to be presented from the shareholder on or prior to the date which is 120 days prior to the date on which the Corporation first mailed its proxy materials for the prior year's Annual Meeting of Shareholders. Accordingly, any shareholder proposal must be submitted to the Corporation by November 26, 1999 to be considered at the 2000 Annual Meeting of Shareholders.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         27.  Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

         None.

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


                                    F.N.B. Corporation
                                    ------------------------------------------
                                    (Registrant)



Dated: May 13, 1999                 /s/Peter Mortensen
      ________________________      __________________________________________
                                    Peter Mortensen
                                    Chairman and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: May 13, 1999                 /s/John D. Waters
      ________________________      __________________________________________
                                    John D. Waters
                                    Vice President and Chief Financial Officer
                                    (Principal Financial Officer)