Form 10-Q
period 1999-06-30
FNB CORP/PA
filed 1999-08-12
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               ------------------------------------------------
                                            OR
  [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _______________________
Commission file number 0-8144
                       ------

                                    F.N.B. CORPORATION
-------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

            Pennsylvania                              25-1255406
---------------------------------------    ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                        One F.N.B. Boulevard, Hermitage, PA  16148
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

                        APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at July 31, 1999
           -----                                 ----------------------------
Common Stock, $2 Par Value                              20,073,368 Shares
--------------------------                              -----------------

F.N.B. CORPORATION
FORM 10-Q
June 30, 1999
INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1. Financial Statements

          Consolidated Balance Sheet                                        2
          Consolidated Income Statement                                     3
          Consolidated Statement of Cash Flows                              4
          Notes to Consolidated Financial Statements                        5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           9

Item 3. Quantitative and Qualitative Disclosure of Market Risk             18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  19

Item 2. Changes in Securities                                              19

Item 3. Defaults Upon Senior Securities                                    19

Item 4. Submission of Matters to a Vote of Security Holders                19

Item 5. Other Information                                                  19

Item 6. Exhibits and Reports on Form 8-K                                   20

Signatures                                                                 21

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited
                                                   JUNE 30,       DECEMBER 31,
                                                     1999              1998
                                                  ----------       ----------
ASSETS
Cash and due from banks                           $  123,676       $  134,847
Interest bearing deposits with banks                   4,524            4,192
Federal funds sold                                     6,601           44,706
Mortgage loans held for sale                           9,290           15,947
Securities available for sale                        449,666          455,082
Securities held to maturity (fair
  value of $93,418 and $119,522)                      94,171          118,575
Loans, net of unearned income of
  $38,072 and $31,014                              2,566,786        2,422,884
Allowance for loan losses                            (34,429)         (32,308)
                                                  ----------       ----------
    NET LOANS                                      2,532,357        2,390,576
                                                  ----------       ----------

Premises and equipment                                97,336           93,584
Other assets                                         148,125          146,031
                                                  ----------       ----------
                                                  $3,465,746       $3,403,540
                                                  ==========       ==========
LIABILITIES
Deposits:
  Non-interest bearing                            $  407,117       $  401,272
  Interest bearing                                 2,403,776        2,449,770
                                                  ----------       ----------
    TOTAL DEPOSITS                                 2,810,893        2,851,042

Other liabilities                                     49,129           50,252
Short-term borrowings                                272,528          150,981
Long-term debt                                        50,292           69,492
                                                  ----------       ----------
    TOTAL LIABILITIES                              3,182,842        3,121,767
                                                  ----------       ----------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 222,424 and 237,985 shares
  Aggregate liquidation value - $5,561 and $5,950      2,224            2,380
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 20,318,322 and 19,264,231 shares           40,637           38,529
Additional paid-in capital                           182,671          161,232
Retained earnings                                     61,379           76,408
Accumulated other comprehensive income                  (707)           6,308
Treasury stock - 129,616 and 109,285
  shares at cost                                      (3,300)          (3,084)
                                                  ----------       ----------
    TOTAL STOCKHOLDERS' EQUITY                       282,904          281,773
                                                  ----------       ----------
                                                  $3,465,746       $3,403,540
                                                  ==========       ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                         THREE MONTHS ENDED    SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                         ------------------   ------------------
                                           1999     1998        1999      1998
                                          -------  -------    --------  --------
INTEREST INCOME
Loans, including fees                     $54,073  $50,794    $106,581  $100,350
Securities:
  Taxable                                   7,029    8,025      14,103    16,125
  Nontaxable                                  597      611       1,209     1,216
  Dividends                                   327      377         726       839
Other                                         382    1,468       1,043     2,707
                                          -------  -------    --------  --------
    TOTAL INTEREST INCOME                  62,408   61,275     123,662   121,237
                                          -------  -------    --------  --------
INTEREST EXPENSE
Deposits                                   22,337   24,144      45,161    47,798
Short-term borrowings                       2,311    1,645       4,035     3,105
Long-term debt                                879    1,194       1,925     2,346
                                          -------  -------    --------  --------
    TOTAL INTEREST EXPENSE                 25,527   26,983      51,121    53,249
                                          -------  -------    --------  --------
    NET INTEREST INCOME                    36,881   34,292      72,541    67,988
Provision for loan losses                   2,540    1,615       4,591     3,376
                                          -------  -------    --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES            34,341   32,677      67,950    64,612
                                          -------  -------    --------  --------
NON-INTEREST INCOME
Insurance commissions and fees                855    1,004       1,775     2,010
Service charges                             5,133    3,911       9,485     7,804
Trust                                         911      698       1,761     1,389
Gain on sale of securities                    106      415         906       962
Gain on sale of loans                         602      758       1,435     1,427
Other                                       2,125    1,138       3,728     2,123
                                          -------  -------    --------  --------
    TOTAL NON-INTEREST INCOME               9,732    7,924      19,090    15,715
                                          -------  -------    --------  --------
                                           44,073   40,601      87,040    80,327
                                          -------  -------    --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits             16,670   15,073      33,484    30,128
Net occupancy                               2,222    2,109       4,460     4,275
Equipment                                   2,620    2,241       5,192     4,292
Merger related                                       1,790       1,333     1,960
Other                                       8,886    7,367      17,028    15,537
                                          -------  -------    --------  --------
    TOTAL NON-INTEREST EXPENSES            30,398   28,580      61,497    56,192
                                          -------  -------    --------  --------
    INCOME BEFORE INCOME TAXES             13,675   12,021      25,543    24,135
Income taxes                                4,222    4,287       7,900     8,113
                                          -------  -------    --------  --------
    NET INCOME                            $ 9,453  $ 7,734    $ 17,643  $ 16,022
                                          =======  =======    ========  ========
NET INCOME PER COMMON SHARE:*
  Basic                                      $.46     $.38        $.87      $.79
                                             ====     ====        ====      ====
  Diluted                                    $.45     $.36        $.83      $.75
                                             ====     ====        ====      ====

CASH DIVIDENDS PER COMMON SHARE*             $.18     $.17        $.35      $.33
                                             ====     ====        ====      ====

* Restated to reflect a 5 percent stock dividend declared on April 26, 1999 and paid on June 1, 1999.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Six Months Ended June 30                                    1999        1998
OPERATING ACTIVITIES                                     ---------   ---------
Net income                                               $  17,643   $  16,022
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            5,331       4,426
    Provision for loan losses                                4,591       3,376
    Deferred taxes                                           4,254        (686)
    Net gain on sale of securities                            (906)       (962)
    Net gain on sale of loans                               (1,435)     (1,427)
    Proceeds from sale of loans                             39,180      66,626
    Loans originated for sale                              (31,088)    (69,883)
    Net change in:
      Interest receivable                                     (152)     (1,314)
      Interest payable                                      (1,117)        948
    Other, net                                                (109)     (1,961)
                                                         ---------   ---------
Net cash flows from operating activities                    36,192      15,165
                                                         ---------   ---------
INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                        (332)       (994)
  Federal funds sold                                        38,105      (2,190)
  Loans                                                   (149,541)   (105,709)
Securities available for sale:
  Purchases                                               (122,031)   (132,131)
  Sales                                                     16,818       8,307
  Maturities                                               100,699     109,962
Securities held to maturity:
  Purchases                                                 (1,021)     (4,208)
Maturities                                                  25,428      31,739
Increase in premises and equipment                          (8,188)    (15,548)
                                                         ---------   ---------
      Net cash flows from investing activities            (100,063)   (110,772)
                                                         ---------   ---------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW             5,285      40,309
  Time deposits                                            (45,434)     56,580
  Short-term borrowings                                    121,547      14,137
Increase in long-term debt                                   2,030       5,413
Decrease in long-term debt                                 (21,230)     (7,045)
Net acquisition of treasury stock                           (2,205)     (4,332)
Cash dividends paid                                         (7,293)     (6,024)
                                                         ---------   ---------
Net cash flows from financing activities                    52,700      99,038
                                                         ---------   ---------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS         (11,171)      3,431
Cash and due from banks at beginning of period             134,847     112,292
                                                         ---------   ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                 $ 123,676   $ 115,723
                                                         ---------   ---------

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 1999

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements give retroactive effect to the merger of Guaranty Bank & Trust (Guaranty) with and into F.N.B. Corporation (the Corporation). The merger, which was consummated on January 13, 1999, resulted in the Corporation issuing 1,250,994 shares of common stock. The transaction has been accounted for as a pooling-of-interests, and such financial statements are presented as if the merger had been consummated for all the periods presented. The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 2, 1999.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference to this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied.

MERGERS AND ACQUISITIONS

      On June 24, 1999, the Corporation announced that its lead banking affiliate, First National Bank of Pennsylvania (FNBPA), will acquire all of the issued and outstanding stock of Gelvin, Jackson & Starr, Inc., a northwestern Pennsylvania independent insurance agency for $4.3 million. In connection with this transaction, the Corporation announced that it would repurchase approximately 160,000 shares of its common stock in the open market, and exchange such shares as payment for the stock of Gelvin, Jackson & Starr, Inc. Under the terms of the agreement, the agency will retain its name and become a wholly owned subsidiary of FNBPA. The transaction will be accounted for as a purchase and is expected to close during the third quarter of 1999. It is anticipated that the transaction will result in goodwill of $3.4 million.

      On January 13, 1999, the Corporation completed its affiliation with Guaranty Bank & Trust (Guaranty), headquartered in Venice, Florida with assets of $152.8 million. Under the terms of the merger agreement, each outstanding share of Guaranty's common stock was converted into 1.536 shares of the Corporation's common stock. A total of 1,250,994 shares of the Corporation's common stock were issued. On February 12, 1999, Guaranty was merged into an existing subsidiary of the Corporation, West Coast Bank, to form West Coast Guaranty Bank, N.A. Results for prior years are restated to reflect this acquisition as a pooling-of-interests. The following table sets forth separate company financial information for the year ended December 31, 1998 (in thousands):

                                                         F.N.B.
                                                      Corporation   Guaranty
                                                      -----------   --------
Net interest income                                    $132,600      $5,313
Net income                                               31,872         326

      The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

PER SHARE AMOUNTS

      Per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on April 26, 1999 and paid on June 1, 1999.

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

EARNINGS PER SHARE

      The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                  Three Months Ended       Six Months Ended
                                        June 30,               June 30,
                                ----------------------  ----------------------
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
BASIC
Net income                      $    9,453  $    7,734  $   17,643  $   16,022
Less:  Preferred stock
  dividends declared                  (105)       (126)       (212)       (259)
                                ----------  ----------  ----------  ----------
Earnings applicable to basic
 earnings per share             $    9,348  $    7,608  $   17,431  $   15,763
                                ==========  ==========  ==========  ==========
Average common shares
   outstanding                  20,142,728  20,001,480  20,149,503  19,996,780
                                ==========  ==========  ==========  ==========

Earnings per share                    $.46        $.38        $.87        $.79
                                      ====        ====        ====        ====

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                ----------------------  ----------------------
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  ----------
DILUTED
Earnings applicable to
  diluted earnings per share    $    9,453  $    7,734  $   17,643  $   16,022
                                ==========  ==========  ==========  ==========
Average common shares
   outstanding                  20,142,728  20,001,480  20,149,503  19,996,780
Series A convertible
  preferred stock                   19,653      15,962      19,653      15,962
Series B convertible
  preferred stock                  508,663     596,673     517,019     607,659
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                           462,796     597,414     461,649     598,835
                                ----------  ----------  ----------  ----------
                                21,133,840  21,211,529  21,147,824  21,219,236
                                ==========  ==========  ==========  ==========

Earnings per share                    $.45        $.36        $.83        $.75
                                      ====        ====        ====        ====

CASH FLOW INFORMATION

      Following is a summary of supplemental cash flow information (in thousands):

Six months ended June 30                                   1999       1998
                                                          -------    -------
Cash paid for:
  Interest                                                $52,238    $52,301
  Taxes                                                     2,457      7,259

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans         3,287        723
  Loans granted in the sale of other real estate               91        141

COMPREHENSIVE INCOME

 The components of comprehensive income, net of related tax, are as follows (in thousands):

                                  Three Months Ended       Six Months Ended
                                       June 30,                 June 30,
                                 -------------------      -----------------
                                   1999        1998         1999      1998
                                 -------     -------      -------   -------
Net income                       $ 9,453     $ 7,734      $17,643   $16,022

Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding (losses)
      gains arising during the
      period                      (5,015)        494       (6,373)    1,364
    Less:  reclassification
      adjustment for gains
      included in net income        (117)       (235)        (642)     (581)
                                 -------     -------      -------   -------
Other comprehensive income        (5,132)        259       (7,015)      783
                                 -------     -------      -------   -------
Comprehensive income             $ 4,321     $ 7,993      $10,628   $16,805
                                 =======     =======      =======   =======

BUSINESS SEGMENTS

      The Corporation operates in one reportable segment: community banking.
The Corporation's community banking subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community banking subsidiaries offer various alternative products, including mutual funds, insurance and annuities. The following tables provide financial information for this segment of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

At or for the three months                 Community     All
  ended June 30, 1999                       Banking     Other    Consolidated
                                          ----------  ---------  ------------
Interest income                           $   59,453  $   2,955  $     62,408
Interest expense                              24,862        665        25,527
Provision for loan losses                      1,895        645         2,540
Non-interest income                            7,996      1,736         9,732
Non-interest expense                          26,654      3,280        29,934
Intangible amortization                          459          5           464
Income tax expense                             4,221          1         4,222
Net income                                     9,358         95         9,453
Core operating earnings                        9,358         95         9,453
Total assets                               3,380,214     85,532     3,465,746

At or for the three months                 Community      All
  ended June 30, 1998                       Banking      Other   Consolidated
                                          ----------  ---------  ------------
Interest income                           $   56,938  $   4,337  $     61,275
Interest expense                              25,982      1,001        26,983
Provision for loan losses                        973        642         1,615
Non-interest income                            6,677      1,247         7,924
Non-interest expense                          24,671      3,607        28,278
Intangible amortization                          291         11           302
Income tax expense                             4,161        126         4,287
Net income                                     7,537        197         7,734
Core operating earnings *                      8,700        447         9,147
Total assets                               3,122,772     91,341     3,214,113

At or for the six months                   Community      All
  ended June 30, 1999                       Banking      Other   Consolidated
                                          ----------  ---------  ------------
Interest income                           $  116,434  $   7,228  $    123,662
Interest expense                              49,615      1,506        51,121
Provision for loan losses                      3,301      1,290         4,591
Non-interest income                           16,005      3,085        19,090
Non-interest expense                          54,213      6,340        60,553
Intangible amortization                          923         21           944
Income tax expense                             7,594        306         7,900
Net income                                    16,793        850        17,643
Core operating earnings *                     17,612        850        18,462
Total assets                               3,380,214     85,532     3,465,746

At or for the six months                   Community      All
  ended June 30, 1998                       Banking      Other   Consolidated
                                          ----------  ---------  ------------
Interest income                           $  112,736  $   8,501  $    121,237
Interest expense                              51,385      1,864        53,249
Provision for loan losses                      2,092      1,284         3,376
Non-interest income                           12,751      2,964        15,715
Non-interest expense                          47,823      7,763        55,586
Intangible amortization                          584         22           606
Income tax expense                             7,882        231         8,113
Net income                                    15,721        301        16,022
Core operating earnings *                     16,884        721        17,605
Total assets                               3,122,772     91,341     3,214,113

* Core operating earnings exclude merger related costs of $1.4 million for the quarter ended June 30, 1998, $819,000 for the six months ended June 30, 1999 and $1.6 million for the six months ended June 30, 1998, each on an after-tax basis.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

      Core operating income for the first six months of 1999 was $18.5 million compared to $17.6 million for the first six months of 1998. Core operating income consists of net income adjusted for merger related costs. Basic earnings per share were $.91 and $.87 for the six months ended June 30, 1999 and 1998, respectively, while diluted earnings per share were $.87 and $.83 for those same periods. Non-recurring merger related costs of $819,000 and $1.6 million, net of tax, were incurred during the first six months of 1999 and 1998, respectively. Including these items, net income was $17.6 million and $16.0 million for the first six months of 1999 and 1998, respectively, resulting in diluted earnings per share of $.83 and $.75. Highlights for the first six months of 1999 include:

 * A return on average assets of 1.09% and a return on average equity of 13.09%, both based on core operating earnings.

 * Net interest income increasing by $4.6 million and was supported by an improving net interest margin of 4.78%.

 * An increase in non-interest income of $3.4 million, including a 20.95% or $1.8 million increase in fee based income.

 * A 12.56% increase in average outstanding loans.

 * Continued strong asset quality.

FIRST SIX MONTHS OF 1999 AS COMPARED TO FIRST SIX MONTHS OF 1998:

      The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Six Months Ended June 30                1999                       1998
                             ------------------------  -------------------------
                             Average           Yield/  Average            Yield/
                             Balance  Interest  Rate   Balance   Interest  Rate
                           ---------- -------- ------ ---------- -------- ------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                $    4,719 $    114  4.83% $    7,298 $    204  5.59%
Federal funds sold             39,004      929  4.74      91,265    2,503  5.45
Securities:
 Taxable                      463,393   14,103  6.14     520,311   16,125  6.25
 Non-taxable (1)               83,180    2,529  6.08      85,661    2,674  6.24
Loans (1) (2)               2,514,469  107,040  8.58   2,233,963  100,759  9.10
                           ---------- --------        ---------- --------
  Total interest
   earning assets           3,104,765  124,715  8.10   2,938,498  122,265  8.39
                           ---------- --------        ---------- --------
Cash and due from banks       108,951                     97,735
Allowance for loan losses     (33,170)                   (31,813)
Premises and equipment         96,036                     82,882
Other assets                  145,035                     76,970
                           ----------                 ----------
                           $3,421,617                 $3,164,272
                           ==========                 ==========
LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand   $  467,178 $  4,149  1.79  $  511,580 $  5,827  2.30
 Savings                      804,435   11,049  2.77     612,883    9,531  3.14
 Other time                 1,175,161   29,963  5.14   1,191,982   32,440  5.49
Short-term borrowings         187,582    4,035  4.34     120,468    3,105  5.20
Long-term debt                 55,855    1,925  6.89      74,679    2,346  6.28
                           ---------- --------        ---------- --------
  Total interest
   bearing liabilities      2,690,211   51,121  3.83   2,511,592   53,249  4.27
                           ---------- --------        ---------- --------
Non-interest bearing
 demand deposits              395,991                    338,080
Other liabilities              51,085                     41,613
                           ----------                 ----------
                            3,137,287                  2,891,285
                           ----------                 ----------
STOCKHOLDERS' EQUITY          284,330                    272,987
                           ----------                 ----------
                           $3,421,617                 $3,164,272
                           ==========                 ==========
Net interest
    earning assets         $  414,554                 $  426,906
                           ==========                 ==========
Net interest income                   $ 73,594                   $ 69,016
                                      ========                   ========
Net interest spread                             4.27%                      4.12%
                                                =====                      =====
Net interest margin (3)                         4.78%                      4.74%
                                                =====                      =====

(1) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35% adjusted for certain federal tax preferences.
(2) Average balance includes non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.
(3) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by average interest earning assets.

      Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first six months of 1999, net interest income, on a fully taxable equivalent basis, totaled $73.6 million, representing a 6.63% increase over the first six months of 1998. Net interest income consisted of interest income of $124.7 million and interest expense of $51.1 million for the first six months of 1999 compared to $122.3 million and $53.2 million for each, respec-tively, for the first six months of 1998. Net interest margin increased to 4.78% at June 30, 1999 from 4.73% at June 30, 1998. On a quarter to quarter basis, the yield on total interest earning assets declined by 29 basis points and the rate paid on interest bearing liabilities decreased by 44 basis points. Strong competitive factors and moves by the Federal Reserve Board to reduce interest rates during 1998 resulted in a 52 basis point decrease in the average yield on loans.

      The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the six months ending June 30, 1999 as compared to the six months ending June 30, 1998 (in thousands):

                                               Volume     Rate      Net
                                              -------   -------   -------
INTEREST INCOME
Interest bearing deposits with banks          $   (65)  $   (25)  $   (90)
Federal funds sold                             (1,282)     (292)   (1,574)
Securities:
  Taxable                                      (1,742)     (280)   (2,022)
  Non-taxable                                     (77)      (68)     (145)
Loans                                          11,527    (5,246)    6,281
                                              -------   -------   -------
                                                8,361    (5,911)    2,450
                                              -------   -------   -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                        (472)   (1,206)   (1,678)
  Savings                                       2,437      (919)    1,518
  Other time                                     (449)   (2,028)   (2,477)
Short-term borrowings                           1,323      (393)      930
Long-term debt                                   (685)      264      (421)
                                              -------   -------   -------
                                                2,154    (4,282)   (2,128)
                                              -------   -------   -------
NET CHANGE                                    $ 6,207   $(1,629)  $ 4,578
                                              =======   =======   =======

      The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

      Interest income on loans, on a fully taxable equivalent basis, increased 6.23% from $100.8 million for the six months ended June 30, 1998 to $107.0 million for the six months ended June 30, 1999. This increase was the result of an increase in average loans of 12.56% as the average yield declined by 52 basis points over the same period last year.

      Interest expense on deposits decreased $2.6 million or 5.52% for the six months ended June 30, 1999, compared to the six months ended June 30, 1998, although average deposits increased 5.63% over the same six month period. The average balance in savings deposits increased $191.6 million, while the average balance in interest bearing demand deposits and time deposits decreased by $44.4 and $16.8, respectively. The average balance in non-interest bearing demand deposits increased by $57.9 million. Interest expense on short-term borrowings increased $930,000 or 29.95% for these same periods due to a $67.1 million increase in average short-term borrowings, which was partially offset by decline in the rate paid of 86 basis points.

      The provision for loan losses totaled $4.6 million for the first six months of 1999, as compared to $3.4 million for the first six months of 1998. The increase in the provision is the result of continued strong loan growth.

      Non-interest income increased by 21.48% during the first six months of 1999 as compared to the first six months of 1998. Service charges and trust fees increased $2.1 million over the first six months of 1998. In addition the Corporation's December of 1998 investment in bank owned life insurance provided $1.5 million of other income for the six months ended June 30, 1999.

      Total non-interest expenses increased 9.44% during the first six months of 1999, compared to the first six months of 1998. The increase was primarily attributable to an increase of $3.4 million in salaries and employee benefits. This increase was due to normal annual salary adjustments and continued escalation of certain benefit costs. Included in non-interest expenses during the first six months of 1999 was $1.3 million in merger related expenses, as compared to $2.0 million in the same period during 1998. The 1999 expenses were primarily data processing termination and conversion costs and change in control provisions while the 1998 expenses were primarily legal and investment banking costs associated with the structuring and completion of the mergers.

      Income tax expense for the six months ended June 30, 1999 totaled $7.9 million, providing an effective tax rate of 30.93% compared to 33.62% for the six months ended June 30, 1998. The decrease in the effective tax rate reflects the higher level of tax-free income in 1999 over 1998.

SECOND QUARTER OF 1999 AS COMPARED TO SECOND QUARTER OF 1998:

      During the second quarter of 1999, net interest income increased $2.6 million or 7.55% over the second quarter of 1998. Total interest income increased $1.1 million or 1.85%, primarily the result of an increase in loan volume. Total interest expense decreased $1.5 million or 5.40% during the second quarter of 1999, compared to the same period of 1998, mainly due to a decrease $1.8 million in interest expense on deposits. Over the past twelve months, the Corporation has emphasized low cost deposit growth.

      The provision for loan losses totaled $2.5 million for the second quarter of 1999, as compared to $1.6 million for the second quarter of 1998.

      Non-interest income increased 22.82% during the second quarter of 1999 compared to the same period of 1998, primarily due to a $1.3 million increase in fee based income and $769,000 of other income provided by the Corporation's investment in bank owned life insurance. Total non-interest expenses increased 6.36% during the second quarter of 1999, compared to the second quarter of 1998. This increase is primarily attributable to an increase of $1.6 million in salaries and employee benefits.

      Income tax expense totaled $4.2 million during the quarter providing an effective tax rate of 30.87% compared to 35.66% in 1998. The decrease in the effective tax rate in 1999 reflects the higher level of tax-free income in 1999 over 1998, and higher levels of non-deductible merger related expenses over those same periods.

LIQUIDITY AND INTEREST RATE SENSITIVITY

      The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the significant source of liquidity provided by its securities portfolio, the Corporation has sufficient sources of funds available to meet its cash needs.

      Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $50.0 million was unused at June 30, 1999. To further meet its liquidity needs, the Corporation and its banking subsidiaries also have access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other uncommitted funding sources.

      The financial performance of the Corporation is subject to risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and the amount of interest-bearing liabilities subject to repricing over a specified period, the amount of change in individual interest rates and the embedded options in all financial instruments. The principal objective of the Corporation's asset/liability management activities is to maximize net interest income while maintaining acceptable levels of interest rate and liquidity risk and facilitating the funding needs of the Corporation. The Corporation's Asset/Liability Committee
(ALCO) is responsible for achieving this objective. The Corporation uses an asset/liability model to quantify the effects of its balance sheet strategies and their associated risks. Net interest income simulation is the principal tool utilized for these purposes. Gap analysis is employed as a secondary diagnostic measurement. The Corporation attempts to mitigate interest rate risk through asset deployment, asset and liability pricing and matched maturity funding.

      A gradual 300 basis point decrease in interest rates is estimated to cause a decline in net interest income of 1.7% or $1.8 million for 1999 as compared to net interest income if interest rates were unchanged during 1999.
Comparatively, a gradual 300 basis point decrease in interest rates to actual 1998 interest rates would have decreased net interest income by 0.9% or $1.1 million in 1998. These low levels of variation are within the Corporation's policy limits. The simulation analyses assumed that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such a magnitude in interest rates, the ALCO would likely take actions to further mitigate its exposure to the change. However, due to greater uncertainty of other specific actions that would be taken, the analysis assumed no change in the Corporation's asset/liability composition.

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

      Following is the gap analysis as of June 30, 1999 (in thousands):

                            Within     4-12       1-5      Over
                           3 Months   Months     Years    5 years      Total
                          --------- --------- ---------- ---------- ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks              $   4,524                                 $    4,524
Federal funds sold            6,601                                      6,601
Mortgage loans held
  for sale                    9,290                                      9,290
Securities:
  Available for sale         46,181 $ 142,599 $  208,081 $   52,805    449,666
  Held to maturity           14,269    24,401     38,321     17,180     94,171
Loans, net of unearned      729,704   648,340  1,053,728    135,014  2,566,786
                          --------- --------- ---------- ---------- ----------
                            810,569   815,340  1,300,130    204,999  3,131,038
Other assets                                                334,708    334,708
                          --------- --------- ---------- ---------- ----------
                          $ 810,569 $ 815,340 $1,300,130 $  539,707 $3,465,746
                          ========= ========= ========== ========== ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking       $ 117,009                      $  343,273 $  460,282
  Savings                   288,669                         515,268    803,937
  Time deposits             307,853 $ 547,440 $  284,264             1,139,557
Short-term borrowings       272,528                                    272,528
Long-term debt                7,764    11,195     23,750      7,583     50,292
                          --------- --------- ---------- ---------- ----------
                            993,823   558,635    308,014    866,124  2,726,596
Other liabilities                                           456,246    456,246
Stockholders' equity                                        282,904    282,904
                          --------- --------- ---------- ---------- ----------
                          $ 993,823 $ 558,635 $  308,014 $1,605,274 $3,465,746
                          ========= ========= ========== ========== ==========

PERIOD GAP                $(183,254)$ 256,705 $  992,116 $(1,065,567)
                          ========= ========= ========== ===========

CUMULATIVE GAP            $(183,254)$  73,451 $1,065,567
                          ========= ========= ==========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS             (5.29)%   2.12%     30.75%
                              =====     ====      =====

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                  .82     1.05       1.57         1.15
                                ===     ====       ====         ====

CAPITAL RESOURCES

      The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

      Capital management is a continuous process. Since December 31, 1998, stockholders' equity has increased $10.4 million as a result of earnings retention. For the six months ended June 30, 1999, the return on average equity, based on core operating earnings, was 13.09%. Core operating earnings exclude merger related costs of $819,000, net of tax. Total cash dividends declared represented 41.34% of net income. Book value per common share was $13.74 at June 30, 1999, compared to $13.71 at December 31, 1998.

LOANS

      Following is a summary of loans (dollars in thousands):

                                           JUNE 30,     DECEMBER 31,
                                             1999          1998
                                          ----------    ------------
Real estate:
  Residential                             $  992,035     $  994,157
  Commercial                                 687,688        632,304
  Construction                               103,319        103,672
Installment loans to individuals             299,502        292,418
Commercial, financial and agricultural       335,950        299,081
Lease financing                              186,364        132,266
Unearned income                              (38,072)       (31,014)
                                          ----------     ----------
                                          $2,566,786     $2,422,884
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

      Following is a summary of non-performing assets (dollars in thousands):

                                                JUNE 30,  DECEMBER 31,
                                                  1999        1998
                                                --------  ------------
Non-performing assets:
  Non-accrual loans                             $10,825      $12,250
  Restructured loans                              1,755        1,770
                                                -------      -------
    Total non-performing loans                   12,580       14,020
  Other real estate owned                         4,147        1,370
                                                -------      -------
    Total non-performing assets                 $16,727      $15,390
                                                =======      =======
Asset quality ratios:
  Non-performing loans as percent of total loans    .49%         .58%
  Non-performing assets as percent of total assets  .48%         .45%

      Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

ALLOWANCE FOR LOAN LOSSES

      Management's analysis of the allowance for loan losses includes the evaluation of the loan portfolio based on internally generated loan review reports and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors which are evaluated include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. Historical loss experience on the remaining portfolio segments is considered in conjunction with the current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration and concentrations of credit risk.

      Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                          Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                          ------------------  ------------------
                                            1999      1998     1999      1998
                                          -------   -------   -------   -------
Balance at beginning of period            $32,709   $31,741   $32,308   $31,055

Charge-offs                                (1,300)   (1,489)   (3,265)   (3,055)
Recoveries                                    480       336       795       827
                                          -------   -------   -------   -------
  Net charge-offs                            (820)   (1,153)   (2,470)   (2,228)

Provision for loan losses                   2,540     1,615     4,591     3,376
                                          -------   -------   -------   -------
Balance at end of period                  $34,429   $32,203   $34,429   $32,203
                                          =======   =======   =======   =======
Allowance for loan losses to:
  Total loans, net of unearned income                            1.34%    1.41%
  Non-performing loans                                         273.03%  281.25%

REGULATORY MATTERS

      Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of June 30, 1999, that the Corporation and each of its banking subsidiaries are all "well capitalized".

      As of March 31, 1999, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Following are capital ratios as of June 30, 1999 for the Corporation (dollars in thousands):

                                              Well Capitalized   Minimum Capital
                               Actual           Requirements       Requirements
                          ----------------    ----------------   ---------------
                           Amount   Ratio      Amount   Ratio     Amount   Ratio
                          --------  ------    --------  ------   --------  -----
Total Capital             $312,772   12.6%    $247,816  10.0%    $198,253   8.0%
(to risk-weighted assets)
Tier 1 Capital             269,323   10.9%     148,689   6.0%      99,126   4.0%
  (to risk-weighted assets)
Tier 1 Capital             269,323    7.9%     171,708   5.0%     137,366   4.0%
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

      During the second quarter of 1998, the Corporation made the strategic decision to convert each of the Florida banking affiliates to a new core processing system. The decision to convert was based in part on the number of different systems being utilized by the Florida banking affiliates and the expiration of the Corporation's primary Florida core processing contract. Effective May 31, 1999, all Florida banking affiliates have been converted. The Corporation's northern banking affiliates will continue to process transactions on their existing core processing system.

      The Corporation has received written representation from both vendors that each system is Y2K compliant as well as third party certification of the vendors compliance methodology. The Corporation has completed test verifications of each core system. This testing confirmed the vendor representations that both core systems are Y2K compliant.

      The Corporation has developed a Corporate Business Resumption Contingency Plan (BRC Plan) which identifies the level of customer service management desires in the event of a system failure. The BRC Plan is the model for all financial affiliates use in the development of their specific BRC Plan. The BRC Plan has also identified resources and tools to be used for implementation along with a method of plan validation, testing, trigger dates for implementation and training of the personnel who will be exercising the plan.

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

      The Corporation's current assessment of cost associated with the completion of its Y2K Plan is not considered by management to be material to the Corporation's future operations. Through June 30, 1999, the Corporation has expended $126,000 on its Y2K Plan and anticipates additional costs of approximately $50,000 to be incurred during 1999. The cost of completing the Corporation's Y2K Plan and the dates on which all procedures will be completed are based on management's best estimates. These estimates were derived utilizing various assumptions about future events, including the continued availability of resources, external technology modification plans and other significant factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

      The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not at the present time anticipate the ultimate aggregate liability, if any arising out of such lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operation in any future reporting period.

ITEM 2. CHANGES IN SECURITIES

      Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Annual Meeting of Shareholders of F.N.B. Corporation was held on April 28, 1999. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.

      The Corporation's 1998 Directors Stock Option Plan was approved with 12,855,563 shares voted for, 1,750,902 shares against and 324,318 abstentions.

      All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:

                                                   Shares Voted    Shares
                                                      "For"      "Withhold"
                                                   -----------   ----------
       William J. Strimbu                           14,742,895     196,892
       Archie O. Wallace                            14,721,986     208,801
       James T. Weller                              14,720,104     210,683
       Eric J. Werner                               14,609,477     321,310
       R. Benjamin Wiley                            14,728,378     202,409

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

       10.1. Amendment to Employment Agreement between F.N.B. Corporation and Gary L. Tice. (filed herewith).

       27.   Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K

       A report on Form 8-K, dated July 3, 1999, was filed by the Corporation. The Form 8-K included Audited Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996 with Report of Independent Auditors and Management's Discussion and Analysis giving effect to the merger of the Corporation and Guaranty Bank & Trust on a pooling-of-interests basis.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            F.N.B. Corporation
                                            -----------------------------------
                                            (Registrant)


Dated: August 12, 1999               /s/Peter Mortensen
      __________________________     __________________________________________
                                     Peter Mortensen
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


Dated: August 12, 1999               /s/John D. Waters
      __________________________     __________________________________________
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)