Form 10-Q
period 1999-09-30
FNB CORP/PA
filed 1999-11-05
CIK 37808

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q
(Mark One)
   [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999
                               -------------------------------------------------
                                     OR
   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________ to______________________
Commission file number  0-8144
                        ------
                              F.N.B. CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Pennsylvania                             25-1255406
--------------------------------------      ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                 One F.N.B. Boulevard, Hermitage, PA     16148
--------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                 (724) 981-6000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
--------------------------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                           if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No
    ---
                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____   No_____

                       APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at October 31, 1999
           -----                                 -------------------------------

Common Stock, $2 Par Value                                 20,158,161 Shares
--------------------------                                 -----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 1999
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

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited
                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      1999           1998
                                                  -------------   ------------
ASSETS
Cash and due from banks                            $  104,568      $  134,847
Interest bearing deposits with banks                    5,285           4,192
Federal funds sold                                      3,247          44,706
Mortgage loans held for sale                            7,664          15,947
Securities available for sale                         435,108         455,082
Securities held to maturity (fair
  value of $84,794 and $119,522)                       85,597         118,575
Loans, net of unearned income of $43,252
  and $31,014                                       2,677,372       2,422,884
Allowance for loan losses                             (33,991)        (32,308)
                                                   ----------      ----------
    NET LOANS                                       2,643,381       2,390,576
                                                   ----------      ----------

Premises and equipment                                102,295          93,584
Other assets                                          153,639         146,031
                                                   ----------      ----------
                                                   $3,540,784      $3,403,540
                                                   ==========      ==========
LIABILITIES
Deposits:
  Non-interest bearing                             $  394,287      $  401,272
  Interest bearing                                  2,418,358       2,449,770
                                                   ----------      ----------
    TOTAL DEPOSITS                                  2,812,645       2,851,042

Other liabilities                                      50,796          50,252
Short-term borrowings                                 281,122         150,981
Long-term debt                                        109,789          69,492
                                                   ----------      ----------
    TOTAL LIABILITIES                               3,254,352       3,121,767
                                                   ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 216,929 and 237,985 shares
  Aggregate liquidation value - $5,423 and $5,950       2,169           2,380
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 20,334,580 and 19,264,231 shares            40,669          38,529
Additional paid-in capital                            182,784         161,232
Retained earnings                                      66,536          76,408
Accumulated other comprehensive income                 (1,541)          6,308
Treasury stock - 160,949 and 109,285 shares at cost    (4,185)         (3,084)
                                                   ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                        286,432         281,773
                                                   ----------      ----------
                                                   $3,540,784      $3,403,540

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                         THREE MONTHS ENDED   NINE MONTHS ENDED
                                            SEPTEMBER 30,        SEPTEMBER 30,
                                         ------------------  -------------------
                                           1999      1998       1999      1998
                                         --------  --------   --------  --------
INTEREST INCOME
Loans, including fees                    $ 56,156  $ 52,044   $162,737  $152,394
Securities:
  Taxable                                   6,980     8,340     21,083    24,465
  Nontaxable                                  491       622      1,700     1,838
  Dividends                                   367       296      1,093     1,135
Other                                         176       891      1,219     3,598
                                         --------  --------   --------  --------
    TOTAL INTEREST INCOME                  64,170    62,193    187,832   183,430
                                         --------  --------   --------  --------

INTEREST EXPENSE
Deposits                                   21,995    24,619     67,156    72,417
Short-term borrowings                       3,526     1,884      7,561     4,989
Long-term debt                              1,112     1,131      3,047     3,477
                                         --------  --------   --------  --------
    TOTAL INTEREST EXPENSE                 26,643    27,634     77,764    80,883
                                         --------  --------   --------  --------
    NET INTEREST INCOME                    37,527    34,559    110,068   102,547
Provision for loan losses                   2,105     1,977      6,696     5,353
                                         --------  --------   --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES            35,422    32,582    103,372    97,194
                                         --------  --------   --------  --------
NON-INTEREST INCOME
Insurance commissions and fees                944     1,041      2,719     3,051
Service charges                             5,221     4,171     14,706    11,975
Trust                                         975       718      2,736     2,107
Gain on sale of securities                    380       173      1,286     1,135
Gain on sale of loans                         473     1,046      1,908     2,473
Gain on sale of a branch                      603                  603
Other                                       1,960     1,193      5,688     3,316
                                         --------  --------   --------  --------
    TOTAL NON-INTEREST INCOME              10,556     8,342     29,646    24,057
                                         --------  --------   --------  --------
                                           45,978    40,924    133,018   121,251
                                         --------  --------   --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits             17,226    14,761     50,710    44,889
Net occupancy                               2,186     2,181      6,646     6,456
Equipment                                   2,733     2,262      7,925     6,554
Merger related                                        2,112      1,333     4,072
Other                                       9,255     7,654     26,283    23,191
                                         --------  --------   --------  --------
    TOTAL NON-INTEREST EXPENSES            31,400    28,970     92,897    85,162
                                         --------  --------   --------  --------
    INCOME BEFORE INCOME TAXES             14,578    11,954     40,121    36,089
Income taxes                                4,678     3,946     12,578    12,059
                                         --------  --------   --------  --------
    NET INCOME                           $  9,900  $  8,008   $ 27,543  $ 24,030
                                         ========  ========   ========  ========
NET INCOME PER COMMON SHARE:*
  Basic                                      $.49      $.39      $1.35     $1.18
                                             ====      ====      =====     =====
  Diluted                                    $.47      $.38      $1.30     $1.13
                                             ====      ====      =====     =====

CASH DIVIDENDS PER COMMON SHARE*             $.18      $.17      $ .53     $ .51
                                             ====      ====      =====     =====

* Restated to reflect a 5 percent stock dividend declared on April 26, 1999 and paid on June 1, 1999.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Nine Months Ended September 30                             1999        1998
                                                        ----------  ----------
OPERATING ACTIVITIES
Net income                                              $   27,543  $   24,030
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            7,844       6,738
    Provision for loan losses                                6,696       5,353
    Deferred taxes                                           7,565      (1,836)
    Net gain on sale of securities                          (1,286)     (1,135)
    Net gain on sale of loans                               (1,908)     (2,473)
    Proceeds from sale of loans                             45,858      85,613
    Loans originated for sale                              (35,667)    (82,642)
    Net change in:
      Interest receivable                                     (358)     (1,082)
      Interest payable                                        (151)      1,884
    Other, net                                              (5,174)      3,340
                                                        ----------  ----------
    Net cash flows from operating activities                50,962      37,790

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                      (1,093)        132
  Federal funds sold                                        41,459      16,016
  Loans                                                   (262,851)   (184,193)
Securities available for sale:
  Purchases                                               (148,708)   (194,261)
  Sales                                                     17,258       9,664
  Maturities                                               140,644     156,190
Securities held to maturity:
  Purchases                                                 (1,012)    (26,995)
  Maturities                                                33,992      53,712
Increase in premises and equipment                         (13,995)    (18,548)
                                                        ----------  ----------
      Net cash flows from investing activities            (194,306)   (188,283)
                                                        ----------  ----------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW           (19,604)     50,753
  Time deposits                                            (18,793)     54,255
  Short-term borrowings                                    130,141      61,729
Increase in long-term debt                                  62,453      15,691
Decrease in long-term debt                                 (22,156)    (16,190)
Net acquisition of treasury stock                           (3,996)     (5,132)
Payment for purchase of affiliate, net of cash received     (3,941)
Cash dividends paid                                        (11,039)     (9,379)
                                                        ----------  ----------
Net cash flows from financing activities                   113,065     151,727
                                                        ----------  ----------
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS         (30,279)      1,234
Cash and due from banks at beginning of period             134,847     112,292
                                                        ----------  ----------
CASH AND DUE FROM BANKS AT END OF PERIOD                $  104,568  $  113,526
                                                        ==========  ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 1999

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

MERGERS AND ACQUISITIONS

     On October 28, 1999, the Corporation announced that its affiliate, First National Bank of Florida, will acquire Roger Bouchard Insurance Inc., one of the largest independent insurance agencies in Florida. The transaction will be accounted for as a pooling-of-interests.

     On October 12, 1999, the Corporation announced that its affiliate, Regency Finance Company (Regency), will expand its size and geographic scope through the purchase of 11 consumer finance offices in Tennessee and Kentucky. Regency will buy these offices and $34.9 million in net loans from Finance and Mortgage Acceptance Corporation (FMAC), a subsidiary of Farmers & Merchants Bank of Clarksville, Tennessee. The transaction will be accounted for as a purchase and will not result in any goodwill.

     On August 20, 1999, the Corporation's lead banking affiliate, First National Bank of Pennsylvania, acquired all of the issued and outstanding stock of Gelvin, Jackson & Starr, Inc., a northwestern Pennsylvania independent insurance agency for $3.9 million, net of cash received. In connection with this transaction, the Corporation repurchased 160,000 shares of its common stock in the open market, and exchanged such shares as payment for the stock of Gelvin, Jackson & Starr, Inc. The transaction was accounted for as a purchase, resulting in goodwill of $3.5 million and additional assets and liabilities of $2.1 million and $1.6 million, respectively.

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

EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                               ----------------------  ----------------------
                                  1999        1998        1999       1998
                               ----------  ----------  ----------  ----------
BASIC
Net income                     $    9,900  $    8,008  $   27,543  $   24,030
Less:  Preferred stock
  dividends declared                 (102)       (120)       (314)       (379)
                               ----------  ----------  ----------  ----------
Earnings applicable to basic
 earnings per share            $    9,798  $    7,888  $   27,229  $   23,651
                               ==========  ==========  ==========  ==========

Average common shares
 outstanding                   20,150,114  20,073,609  20,149,709  19,997,293
                               ==========  ==========  ==========  ==========

Earnings per share                   $.49        $.39       $1.35       $1.18
                                     ====        ====       =====       =====

                                 Three Months Ended       Nine Months Ended
                                   September 30,            September 30,
                               ----------------------  ----------------------
                                  1999        1998        1999        1998
                               ----------  ----------  ----------  ----------
DILUTED
Earnings applicable to
  diluted earnings per share   $    9,900  $    8,008  $   27,543  $   24,030
                               ==========  ==========  ==========  ==========

Average common shares
 outstanding                   20,150,114  20,073,609  20,149,709  19,997,293
Series A convertible
 preferred stock                   19,267      18,095      19,267      18,095
Series B convertible
 preferred stock                  496,573     535,274     510,129     564,081
Net effect of dilutive
 stock options and stock
 warrants based on the
 treasury stock method            466,416     522,670     444,768     552,974
                               ----------  ----------  ----------  ----------
                               21,132,370  21,149,648  21,123,873  21,132,443
                               ==========  ==========  ==========  ==========

Earnings per share                   $.47        $.38       $1.30       $1.13
                                     ====        ====       =====       =====

CASH FLOW INFORMATION

 Following is a summary of supplemental cash flow information (in thousands):

 Nine months ended September 30                              1999       1998
                                                           --------   --------
    Cash paid for:
      Interest                                             $ 77,915   $ 79,261
      Taxes                                                   6,328      7,737

    Noncash Investing and Financing Activities:
      Acquisition of real estate in settlement of loans       3,455      2,294
      Loans granted in the sale of other real estate             91        241

COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                      Three Months Ended  Nine Months Ended
                                         September 30,       September 30,
                                      ------------------  ------------------
                                        1999      1998       1999     1998
                                      -------   -------    -------   -------
Net income                            $ 9,900   $ 8,008    $27,543   $24,030
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding (losses)
      gains arising during the
      period                             (564)    2,824      (7,017)    4,188
    Less:  reclassification
      adjustment for gains
      included in net income             (270)     (203)       (832)     (784)
                                      -------   -------     -------   -------
Other comprehensive income               (834)    2,621      (7,849)    3,404
                                      -------   -------     -------   -------
Comprehensive income                  $ 9,066   $10,629     $19,694   $27,434
                                      =======   =======     =======   =======

BUSINESS SEGMENTS

     The Corporation operates in one reportable segment: community banking. The Corporation's community banking subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community banking subsidiaries offer various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The following tables provide financial information for this segment of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

At or for the three months              Community        All
  ended September 30, 1999               Banking        Other       Consolidated
                                       ----------     ---------     ------------
Interest income                        $   60,788     $   3,382      $   64,170
Interest expense                           25,960           683          26,643
Provision for loan losses                   1,460           645           2,105
Non-interest income                         8,744         1,812          10,556
Non-interest expense                       27,084         3,821          30,905
Intangible amortization                       483            12             495
Income tax expense                          4,736           (58)          4,678
Net income                                  9,809            91           9,900
Core operating earnings                     9,784            91           9,875
Total assets                            3,460,083        80,701       3,540,784

At or for the three months              Community        All
  ended September 30, 1998               Banking        Other       Consolidated
                                       ----------     ---------     ------------
Interest income                        $   58,075     $   4,118      $   62,193
Interest expense                           26,655           979          27,634
Provision for loan losses                   1,335           642           1,977
Non-interest income                         7,066         1,276           8,342
Non-interest expense                       24,930         3,737          28,667
Intangible amortization                       292            11             303
Income tax expense                          3,986           (40)          3,946
Net income                                  7,943            65           8,008
Core operating earnings *                   9,164           325           9,489
Total assets                            3,215,447        64,924       3,280,371

At or for the nine months               Community        All
  ended September 30, 1999               Banking        Other       Consolidated
                                       ----------     ---------     ------------
Interest income                        $  177,222     $  10,610      $  187,832
Interest expense                           75,575         2,189          77,764
Provision for loan losses                   4,761         1,935           6,696
Non-interest income                        24,749         4,897          29,646
Non-interest expense                       81,297        10,161          91,458
Intangible amortization                     1,406            33           1,439
Income tax expense                         12,330           248          12,578
Net income                                 26,602           941          27,543
Core operating earnings *                  27,396           941          28,337
Total assets                            3,460,083        80,701       3,540,784

At or for the nine months               Community        All
  ended September 30, 1998               Banking        Other       Consolidated
                                       ----------     ---------     ------------
Interest income                        $  170,811     $  12,619      $  183,430
Interest expense                           78,040         2,843          80,883
Provision for loan losses                   3,427         1,926           5,353
Non-interest income                        19,817         4,240          24,057
Non-interest expense                       72,753        11,500          84,253
Intangible amortization                       876            33             909
Income tax expense                         11,868           191          12,059
Net income                                 23,664           366          24,030
Core operating earnings *                  26,048         1,046          27,094
Total assets                            3,215,447        64,924       3,280,371

* Core operating earnings exclude a gain on the sale of a branch of $392,000 and miscellaneous non-recurring costs of $367,000 for the quarter ended September 30, 1999 and merger related costs of $1.5 million for the quarter ended September 30, 1998, each on an after-tax basis. For the nine months ended September 30, 1999, core operating earnings exclude merger related costs of $819,000, gain on the sale of a branch of $392,000 and miscellaneous non-recurring costs of $367,000 while core operating earnings for the nine months ended September 30, 1998 exclude merger costs of $3.1 million, each on an after-tax basis.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

     Core operating income for the first nine months of 1999 increased to $28.3 million from $27.1 million for the first nine months of 1998. Core operating income consists of net income adjusted for non-recurring items. Basic core earnings per share were $1.39 and $1.33 for the nine months ended September 30, 1999 and 1998, respectively, while diluted core earnings per share were $1.34 and $1.28 for those same periods. Non-recurring costs incurred during the first nine months of 1999 included $819,000 of merger related costs, $392,000 for a gain on the sale of a branch and $367,000 for miscellaneous non-recurring costs, all net of tax. During the first nine months of 1998, merger related costs of $3.1 million, net of tax, were incurred. Including these items, net income was $27.5 million and $24.0 million for the first nine months of 1999 and 1998, respectively, resulting in diluted earnings per share of $1.30 and $1.13. Highlights for the first nine months of 1999 include:

     * A return on average assets of 1.10% and a return on average equity of 13.32%, both based on core operating earnings.

     * Net interest income increasing by $7.5 million and was supported by a net interest margin of 4.77%, as compared to a net interest margin of 4.70% for the nine months ended September 30, 1998.

     * An increase in non-interest income of $5.6 million, including a 25.17% increase in service charges and a 35.79% increase in trust income.

     * A 12.99% increase in average outstanding loans.

     * Continued strong asset quality.

FIRST NINE MONTHS OF 1999 AS COMPARED TO FIRST NINE MONTHS OF 1998:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Nine Months Ended
 September 30                      1999                        1998
                        --------------------------   -------------------------
                         Average             Yield/   Average            Yield/
                         Balance   Interest   Rate    Balance   Interest  Rate
                        ---------- ---------  ----   ---------- --------  ----
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks            $    4,734 $    175   4.93%  $    6,562 $    265  5.38%
Federal funds sold         28,693    1,044   4.80       80,015    3,333  5.49
Securities:
 Taxable                  459,233   21,083   6.14      527,628   24,465  6.20
 Non-taxable (1)           80,229    3,659   6.08       85,580    3,849  6.00
Loans (1) (2)           2,555,662  163,455   8.55    2,261,819  153,032  9.05
                       ---------- --------          ---------- --------
  Total interest
   earning assets       3,128,551  189,416   8.09    2,961,604  184,944  8.35
                       ---------- --------          ---------- --------
Cash and due from
 banks                    108,159                       97,245
Allowance for loan
 losses                   (33,712)                     (32,082)
Premises and equipment     97,790                       84,929
Other assets              145,451                       77,104
                       ----------                   ----------
                       $3,446,239                   $3,188,800
                       ==========                   ==========
LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing
  demand               $  466,226 $  6,738   1.93   $  508,755 $  8,195  2.15
 Savings                  803,352   16,142   2.69      622,816   15,113  3.24
  Other time            1,163,872   44,276   5.09    1,198,642   49,109  5.48
Short-term borrowings     221,583    7,561   4.56      128,196    4,989  5.20
Long-term debt             60,048    3,047   6.77       73,942    3,477  6.27
                       ---------- --------          ---------- --------
  Total interest
   bearing liabilities  2,715,081   77,764   3.83    2,532,351   80,883  4.27
                       ---------- --------          ---------- --------
Non-interest bearing
 demand deposits          396,133                      339,950
Other liabilities          50,660                       42,264
                       ----------                   ----------
                        3,161,874                    2,914,565
                       ----------                   ----------

STOCKHOLDERS' EQUITY      284,365                      274,235
                       ----------                   ----------
                       $3,446,239                   $3,188,800
                       ==========                   ==========

Net interest earning
   assets              $  413,470                   $  429,253
                       ==========                   ==========

Net interest income               $111,652                     $104,061
                                  ========                     ========

Net interest spread                          4.26%                       4.08%
                                             ====                        ====

Net interest margin (3)                      4.77%                       4.70%
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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first nine months of 1999, net interest income, on a fully taxable equivalent basis, totaled $111.7 million, representing a 7.29% increase over the first nine months of 1998. Net interest income consisted of interest income of $189.4 million and interest expense of $77.8 million for the first nine months of 1999 compared to $184.9 million and $80.9 million for each, respectively, for the first nine months of 1998. Net interest margin increased to 4.77% at September 30, 1999 from 4.70% at September 30, 1998.
The yield on total interest earning assets declined by 26 basis points and the rate paid on interest bearing liabilities decreased by 44 basis points. Strong competitive factors along with changes in Federal Reserve Bank policy during 1998 have impacted both the yield on interest earning assets and the rate paid on interest bearing liabilities. As a result of recent interest rate increases by the Federal Reserve Board, the Corporation has experienced some margin compression. In the event that the interest rates continue to increase, there is a possibility that the compression could continue, as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the nine months ending September 30, 1999 as compared to the nine months ending September 30, 1998 (in thousands):

                                                 Volume     Rate      Net
                                                --------  --------  --------
INTEREST INCOME
Interest bearing deposits with banks            $   (69)  $   (21)  $   (90)
Federal funds sold                               (1,914)     (375)   (2,289)
Securities:
  Taxable                                        (3,111)     (271)   (3,382)
  Non-taxable                                      (172)      (18)     (190)
Loans                                            18,135    (7,712)   10,423
                                                -------   -------   -------
                                                 12,869    (8,397)    4,472
                                                -------   -------   -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                          (655)     (802)   (1,457)
  Savings                                         2,483    (1,454)    1,029
  Other time                                     (1,399)   (3,434)   (4,833)
Short-term borrowings                             3,095      (523)    2,572
Long-term debt                                     (747)      317      (430)
                                                -------   -------   -------
                                                  2,777    (5,896)   (3,119)
                                                -------   -------   -------
NET CHANGE                                      $10,092   $(2,501)  $ 7,591
                                                =======   =======   =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

     Interest income on loans, on a fully taxable equivalent basis, increased 6.81% from $153.0 million for the nine months ended September 30, 1998 to $163.5 million for the nine months ended September 30, 1999. This increase was the result of an increase in average loans of 12.99% as the average yield declined by 50 basis points over the same period last year.

    Although interest expense on deposits decreased $5.3 million or 7.26% for the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, average deposits increased 5.97% over the same nine month period. The average balance in savings deposits increased $180.5 million, while the average balance in interest bearing demand deposits and time deposits decreased by $42.5 and $34.8, respectively. The average balance in non-interest bearing demand deposits increased by $56.2 million. Interest expense on short-term borrowings increased $2.6 million or 51.55% for these same periods due to a $93.4 million increase in average short-term borrowings, which was partially offset by decline in the rate paid of 64 basis points.

     The provision for loan losses totaled $6.7 million for the first nine months of 1999, as compared to $5.4 million for the first nine months of 1998. The increase in the provision is the result of continued strong loan growth.

     Non-interest income increased by 23.23% during the first nine months of 1999 as compared to the first nine months of 1998. Service charges and trust fees increased $3.4 million over the first nine months of 1998. In addition, the Corporation's December of 1998 investment in bank owned life insurance provided $2.3 million of other income for the nine months ended September 30, 1999. Lastly, the Corporation recognized a gain of $603,000 resulting from the sale of a branch.

     Total non-interest expenses increased 9.08% during the first nine months of 1999, compared to the first nine months of 1998. The increase was primarily attributable to an increase of $5.8 million in salaries and employee benefits. This increase was due to normal annual salary adjustments and continued escalation of certain benefit costs. In addition, salaries and benefits have increased as the Corporation supports the expansion into fee based services and insurance. Included in non-interest expenses during the first nine months of 1999 was $1.3 million in merger related expenses, as compared to $4.1 million in the same period during 1998. The 1999 expenses were primarily data processing termination and conversion costs and change in control provisions while the 1998 expenses were primarily legal and investment banking costs associated with the structuring and completion of various mergers.

     Income tax expense for the nine months ended September 30, 1999 totaled $12.6 million, providing an effective tax rate of 31.35% compared to 33.41% for the nine months ended September 30, 1998. The decrease in the effective tax rate reflects the higher level of tax-free income in 1999 over 1998.

THIRD QUARTER OF 1999 AS COMPARED TO THIRD QUARTER OF 1998:

     During the third quarter of 1999, net interest income increased $3.0 million or 8.59% over the third quarter of 1998. Total interest income increased $2.0 million or 3.18%, primarily the result of an increase in loan volume. Total interest expense decreased $1.0 million or 3.59% during the third quarter of 1999, compared to the same period of 1998, mainly due to a $2.6 million decrease in interest expense on deposits. Over the past twelve months, the Corporation has emphasized low cost deposit growth.

     The provision for loan losses totaled $2.1 million for the third quarter of 1999, as compared to $2.0 million for the third quarter of 1998.

     Non-interest income increased 26.54% during the third quarter of 1999 compared to the same period of 1998, primarily due to a $1.2 million increase in fee based income and $789,000 of other income provided by the Corporation's investment in bank owned life insurance. Additionally, the Corporation recognized a gain of $603,000 resulting from the sale of a branch. Total non-interest expenses increased 8.39% during the third quarter of 1999, compared to the third quarter of 1998. This increase is primarily attributable to an increase of $2.5 million in salaries and employee benefits, associated with annual merit increases and additional support needed for the Corporation's expansion into fee based services and insurance.

     Income tax expense totaled $4.7 million during the quarter providing an effective tax rate of 32.09% compared to 33.01% in 1998. The decrease in the effective tax rate in 1999 reflects the higher level of tax-free income in 1999 over 1998, and higher levels of non-deductible merger related expenses over those same periods.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities, the Corporation has sufficient sources of funds available to meet its cash needs.

     Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $50.0 million was unused at September 30, 1999. To further meet its liquidity needs, the Corporation and its banking subsidiaries also have access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other uncommitted funding sources.

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

     If interest rates increase gradually by 300 basis points, net interest income would decrease by 1.1% or $1.2 million for 1999 as compared to net interest income if interest rates were unchanged during 1999. Comparatively, a gradual 300 basis point decrease in interest rates to actual 1998 interest rates would have decreased net interest income by 0.9% or $1.1 million in 1998. These low levels of variation are within the Corporation's policy limits. The simulation analyses assumed that savings and checking interest rates have a low correlation to changes in market rates of interest and that certain asset prepayments changed as refinancing incentives evolved. Further, in the event of a change of such a magnitude in interest rates, actions would be taken to further mitigate its exposure to the change. However, due to greater uncertainty of other specific actions that would be taken, the analysis assumed no change in the Corporation's asset/liability composition.

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

     Following is the gap analysis as of September 30, 1999 (in thousands):

                          Within      4-12        1-5        Over
                         3 Months    Months      Years      5 years      Total
                         ---------  ---------  ----------  ----------  ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks             $   5,285                                     $    5,285
Federal funds sold           3,247                                          3,247
Mortgage loans held
     for sale                7,664                                          7,664
Securities:
  Available for sale        50,815  $ 128,589  $  214,408  $   41,296     435,108
  Held to maturity           7,457     13,077      40,295      24,768      85,597
Loans, net of unearned     681,742    539,135   1,173,082     283,413   2,677,372
                         ---------  ---------  ----------  ----------  ----------
                           756,210    680,801   1,427,785     349,477   3,214,273
Other assets                                                  326,511     326,511
                         ---------  ---------  ----------  ----------  ----------
                         $ 756,210  $ 680,801  $1,427,785  $  675,988  $3,540,784
                         =========  =========  ==========  ==========  ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking      $  97,555                         $  362,224  $  459,779
  Savings                  284,327                            508,054     792,381
  Time deposits            253,248  $ 568,710  $  344,025         215   1,166,198
Short-term borrowings      266,655     14,467                             281,122
Long-term debt               1,109      6,266      92,110      10,304     109,789
                         ---------  ---------  ----------  ----------  ----------
                           902,894    589,443     436,135     880,797   2,809,269
Other liabilities                                             445,083     445,083
Stockholders' equity                                          286,432     286,432
                         ---------  ---------  ----------  ----------  ----------
                         $ 902,894  $ 589,443  $  436,135  $1,612,312  $3,540,784
                         =========  =========  ==========  ==========  ==========


PERIOD GAP               $(146,684) $  91,358  $  991,650  $ (936,324)
                         =========  =========  ==========  ==========

CUMULATIVE GAP           $(146,684) $ (55,326) $  936,324
                         =========  =========  ==========

CUMULATIVE GAP AS A
  PERCENT OF TOTAL ASSETS    (4.14)%    (1.56)%     26.44%
                             =====      =====       =====

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                 .84        .96        1.49        1.14
                             =====      =====       =====       =====


CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     Capital management is a continuous process. Since December 31, 1998, stockholders' equity has increased $16.5 million as a result of earnings retention. For the nine months ended September 30, 1999, the return on average equity, based on core operating earnings, was 13.32%. Core operating earnings exclude merger related costs of $819,000, gain on the sale of a branch of $392,000 and other non-recurring costs of $367,000, each net of tax. Total cash dividends declared represented 40.08% of net income. Book value per common share was $13.93 at September 30, 1999, compared to $13.71 at December 31, 1998.

LOANS

     Following is a summary of loans (dollars in thousands):

                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1999          1998
                                                -------------  ------------
Real estate:
  Residential                                    $1,022,430     $  994,157
  Commercial                                        710,555        632,304
  Construction                                      105,836        103,672
Installment loans to individuals                    305,889        292,418
Commercial, financial and agricultural              354,213        299,081
Lease financing                                     221,701        132,266
Unearned income                                     (43,252)       (31,014)
                                                 ----------     ----------
                                                 $2,677,372     $2,422,884
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

     Following is a summary of non-performing assets (dollars in thousands):

                                                SEPTEMBER 30,  DECEMBER 31,
                                                    1999           1998
                                                -------------  ------------
Non-performing assets:
  Non-accrual loans                                $12,199        $12,250
  Restructured loans                                 1,731          1,770
                                                   -------        -------
    Total non-performing loans                      13,930         14,020
  Other real estate owned                            3,584          1,370
                                                   -------        -------
    Total non-performing assets                    $17,514        $15,390
                                                   =======        =======

Asset quality ratios:
  Non-performing loans as percent of total loans       .52%           .58%
  Non-performing assets as percent of total assets     .49%           .45%

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                           1999     1998       1999     1998
                                         -------  -------     -------  -------
Balance at beginning of period           $34,429  $32,203     $32,308  $31,055
Charge-offs                               (2,868)  (1,724)     (6,133)  (4,779)
Recoveries                                   325      221       1,120    1,048
                                         -------  -------     -------  -------
  Net charge-offs                         (2,543)  (1,503)     (5,013)  (3,731)

Provision for loan losses                  2,105    1,977       6,696    5,353
                                         -------   -------    -------  -------
Balance at end of period                 $33,991  $32,677     $33,991  $32,677
                                         =======  =======     =======  =======

Allowance for loan losses to:
  Total loans, net of unearned income                            1.27%    1.39%
  Non-performing loans                                         244.01%  265.90%

REGULATORY MATTERS

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of September 30, 1999, that the Corporation and each of its banking subsidiaries are all "well capitalized".

     As of June 30, 1999, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Following are capital ratios as of September 30, 1999 for the Corporation (dollars in thousands):

                                            Well Capitalized   Minimum Capital
                               Actual         Requirements       Requirements
                          ----------------  ----------------  ----------------
                           Amount    Ratio   Amount    Ratio   Amount    Ratio
                          --------   -----  --------   -----  --------   -----
Total Capital             $315,424   12.0%  $262,971   10.0%  $210,377    8.0%
  (to risk-weighted assets)
Tier 1 Capital             270,604   10.3%   157,783    6.0%   105,188    4.0%
  (to risk-weighted assets)
Tier 1 Capital             270,604    7.9%   171,304    5.0%   137,044    4.0%
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

     During the second quarter of 1998, the Corporation made the strategic decision to convert each of the Florida banking affiliates to a new core processing system. The decision to convert was based in part on the number of different systems being utilized by the Florida banking affiliates and the expiration of the Corporation's primary Florida core processing contract. Each of the Florida banking affiliates have been converted. The Corporation's northern banking affiliates will continue to process transactions on their existing core processing system.

     The Corporation has received written representation from both vendors that each system is Y2K compliant as well as third party certification of the vendors' compliance methodology. The Corporation has completed test verifications of each core system. This testing confirmed the vendor representations that both core systems are Y2K compliant.

     The Corporation has developed a Corporate Business Resumption Contingency Plan (BRC Plan) which identifies the level of customer service management desires in the event of a system failure. The BRC Plan is the model for all financial affiliates use in the development of their specific BRC Plan. The BRC Plan hasalso identified resources and tools to be used for implementation along with a method of plan validation, testing, trigger dates for implementation and training of the personnel who will be exercising the plan.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27.  Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

         A report on Form 8-K, dated July 3, 1999, was filed by the Corporation. The Form 8-K included Audited Consolidated Financial Statements for the three years ended December 31, 1998, 1997 and 1996 with Report of Independent Auditors and Management's Discussion and Analysis giving effect to the merger of the Corporation and Guaranty Bank & Trust on a pooling-of-interests basis.

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


                                     F.N.B. Corporation
                                     ----------------------------------------
                                     (Registrant)



Dated: November 4, 1999              /s/Peter Mortensen
      __________________________     ________________________________________
                                     Peter Mortensen
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


Dated: November 4, 1999              /s/John D. Waters
      __________________________     __________________________________________
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)