Form 10-K
period 1999-12-31
FNB CORP/PA
filed 2000-03-14
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
   [X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 1999
                          -------------------------
                                       OR

   [ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                          to
                               ------------------------    --------------------
Commission file number 0-8144
                       -------

                               F.N.B. CORPORATION
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                25-1255406
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

          One F.N.B. Boulevard
         Hermitage, Pennsylvania                          16148
----------------------------------------      ---------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: 724-981-6000
                                                   ---------------
Securities registered  pursuant to Section 12(b) of the Act:  NONE
                                                             -------------
Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, par value $2 per share
7 1/2% Cumulative Convertible Preferred Stock, Series B, par value $10 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre- ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No
                                      -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 29, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported in the NASDAQ system for such date, was approximately $445,473,947.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
                    ----------------------------------------
As of February 29, 2000, the registrant had outstanding 20,817,673 shares of common stock having a par value of $2 per share.

                                                                       Continued

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                       Part of Form 10-K into
         DOCUMENT                                 which Document is Incorporated
         --------                                 ------------------------------
Annual Report to Stockholders for fiscal year
ended December 31, 1999                                       I & II

Definitive proxy statement for the 2000 Annual
Meeting of Stockholders to be held on April 17, 2000           III

FORM 10-K
1999

INDEX

PART I                                                                             PAGE

Item 1.        Business.
                 General                                                            I-2
                 Statistical Disclosure                                             I-8

Item 2.        Properties.                                                          I-8

Item 3.        Legal Proceedings.                                                   I-9

Item 4.        Submission of Matters to a Vote of Security Holders.                 I-9

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management.    III-1

Item 13.       Certain Relationships and Related Transactions.                    III-1


PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.   IV-1

Signatures                                                                         IV-2

Index to Exhibits                                                                  IV-4

PART I

ITEM 1. BUSINESS
GENERAL

         F.N.B. Corporation (the Corporation) was formed in 1974 as a bank holding company. The Corporation has two reportable business segments: community banking and insurance agencies. Refer to "Business Segments" on pages 22-23 of the Annual Report to Shareholders for the year ended December 31, 1999, which is incorporated herein by reference. As of December 31, 1999, the Corporation owned and operated nine community banks and one consumer finance company in Pennsylvania, southwestern Florida, northern and central Tennessee, eastern Ohio, southwestern Kentucky and western New York. The Corporation also owns two insurance agencies in northwestern Pennsylvania and southwestern Florida. In recent years, the Corporation has expanded its market presence in southwest Florida through affiliations with community banks located primarily between Naples and Clearwater, Florida. During 1999, the Corporation acquired Guaranty Bank & Trust Company, headquartered in Venice, Florida, which was merged into an existing affiliate to form West Coast Guaranty Bank, N.A. The Corporation also acquired its two insurance agencies: Gelvin, Jackson & Starr, Inc, located in northwestern Pennsylvania, and Roger Bouchard Insurance, Inc., located in Clearwater, Florida. The Corporation's consumer finance subsidiary expanded its size and geographic scope during 1999 through the purchase of 11 consumer finance offices in Tennessee and Kentucky. On February 23, 2000, the Corporation completed its affiliation with L.J. Kuder, Inc., an independent insurance agency located in Greenville, Pennsylvania.

         The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

         The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-size businesses in its market areas. The Corporation's business strategy has been to focus primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation has emphasized its community orientation by preserving the names and local boards of directors of its subsidiaries, by allowing its subsidiaries certain autonomy in decision-making and thus enabling them to respond to customer requests more quickly, and by concentrating on transactions within its market areas. However, while the Corporation has sought to preserve the identities and autonomy of its subsidiaries, it has established centralized legal, loan review, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

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

        Following is information as of December 31, 1999 for the Corporation's community bank and consumer finance subsidiaries (including the year established and location of principal office for each). All subsidiaries are wholly-owned by the Corporation (dollars in thousands).


                                                                                                       NUMBER
                                                                     TOTAL              TOTAL            OF
COMMUNITY BANK SUBSIDIARIES:                                         ASSETS            DEPOSITS        OFFICES
                                                                    -------           ---------        -------
First National Bank of Pennsylvania (Est. 1864)
  Hermitage, Pennsylvania...................................       $1,326,954         $1,108,847         35
First National Bank of Naples (Est. 1988)
  Naples, Florida...........................................          763,509            551,655          8
Cape Coral National Bank (Est. 1994)
  Cape Coral, Florida.......................................          342,991            303,044          5
First National Bank of Florida (Est. 1997)
  Clearwater, Florida.......................................          337,860            258,758         11
West Coast Guaranty Bank, N.A. (Est. 1999)
  Sarasota, Florida.........................................          269,641            209,751          7
Metropolitan National Bank (Est. 1922)
  Youngstown, Ohio..........................................          250,015            213,858          8
Reeves Bank (Est. 1868)
  Beaver Falls, Pennsylvania................................          160,088            145,819          8
First National Bank of Fort Myers (Est. 1989)
  Fort Myers, Florida.......................................           92,341             82,684          2
First County Bank, N.A. (Est. 1987)
  Chardon, Ohio.............................................           62,652             56,954          3
                                                                   ----------         ----------         --
                                                                   $3,606,051         $2,931,370         87
                                                                   ==========         ==========         ==
CONSUMER FINANCE SUBSIDIARY:
Regency Finance Company (Est. 1927)
  Hermitage, Pennsylvania........................ ..........       $   88,154                            44
                                                                   ==========                            ==


        The Corporation's insurance agencies, Gelvin, Jackson & Starr, Inc.
(GJS) and Roger Bouchard Insurance, Inc. (RBI), have five offices and one office, respectively. GJS is a wholly owned subsidiary of First National Bank of Pennsylvania and RBI is a wholly owned subsidiary of First National Bank of Florida.

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

         In addition, First National Trust Company, a subsidiary of First National Bank of Pennsylvania, is a national trust company formed in January 1999, which provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. The Corporation's banking affiliates, First National Bank of Florida and West Coast Guaranty Bank, N.A., also operate full-service trust departments. As of December 31, 1999, the market value of corporate-wide trust assets under management totaled $648.3 million.

OPERATIONS OF THE INSURANCE AGENCIES

        The Corporation's insurance agencies are full-service insurance companies offering all lines of commercial and personal insurance through major carriers.

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

MARKET AREA AND COMPETITION

        The Corporation, through its subsidiaries, currently operates 139 offices in Pennsylvania, southwestern Florida, northern and central Tennessee, eastern Ohio, southwestern Kentucky and western New York. The economies of the primary market areas in which the Corporation's Pennsylvania and Ohio subsidiaries operate have evolved during the past decade from ones dominated by heavy industry to ones which have a more diversified mix of light manufacturing, service and distribution industries. This area is served by Interstate Routes 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport. The Corporation's Florida subsidiaries operate in a four county area represented by high growth and median family income levels. The industries served in this market include a diversified mix of tourism, construction, services, light manufacturing, distribution and agriculture. The market extends north to Tampa and south through Naples and is served by Interstate 75 and U.S. Highway 41.

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

EMPLOYEES

        As of February 29, 2000, the Corporation and its subsidiaries had 1,514 full-time and 407 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

MERGERS, ACQUISITIONS AND DIVESTITURE

        See "Mergers, Acquisitions and Divestiture" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders.

REGULATION AND SUPERVISION

        Bank holding companies, banks and consumer finance companies are extensively regulated under both federal and state law. The following summary information describes statutory or regulatory provisions. It is qualified by reference to the particular statutory and regulatory provisions. Any change in applicable law or regulation may have a material effect on the business and prospects of the Corporation and its subsidiaries.

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

        In approving acquisitions by bank holding companies of banks, the FRB considers a number of factors, including the expected benefits to the public, such as greater convenience, increased competition or gains in efficiency, as weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The FRB is also empowered to differentiate between new activities and activities commenced through acquisition of a going concern.

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

        The Gramm Leach-Bliley Act of 1999 (the Act) was enacted on November 12, 1999. The Act permits the creation of new financial services holding companies that can offer a full range of financial and banking products and services. The Act eliminates legal barriers which previously prevented affiliations among banks and bank holding companies with securities firms, insurance companies and other financial services companies. The Corporation is qualified under the Act as a "Financial Holding Company" and can expand into a wide variety of products and services that are financial in nature, provided that its depository institution subsidiaries are well managed, well capitalized and have received a "Satisfactory" rating on their last Community Reinvestment Act Examinations.

        The Act preserves the role of the Federal Reserve Board as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to assure that various financial activities will be overseen by the appropriate state or federal regulator with the corresponding regulatory experience and expertise. Banking related activities will be supervised by the banking regulators, securities activities will be regulated by the Securities and Exchange Commission and state regulators, and insurance activities by the state insurance regulators.

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

     The Act permits the establishment of financial subsidiaries that may engage in a full array of financial services. The Act creates a mechanism for coordination between the Federal Reserve Board and the Secretary of Treasury regarding the approval of new financial activities that may be engaged in by financial subsidiaries. Also, the Act repeals the blanket exemption that banks had from the definition of "broker" and "dealer" under the Securities Exchange Act and replaces it with a set of limited exemptions that allow the continuation of some traditional banking related transactions performed by banks. Further, the bank exclusion under the Securities Exchange Act from the definition of "investment advisor" was also eliminated under the Act.

        The Act identifies the following as permissible financial activities for holding companies (and financial subsidiaries of banks) and permits the Federal Reserve Board in consultation with the Secretary of the Treasury to expand such permitted financial activities if it is determined that the activity is financial in nature or incidental thereto or otherwise complimentary to a permitted financial activity and does not pose safety and soundness risks: (i) lending, investing or safeguarding money or securities; (ii) underwriting insurance or annuities or acting as an insurance or annuity principal, agent or broker; (iii) providing financial or investment advice; (iv) issuing or selling interest in pools of assets (e.g. securitizations) that a bank may hold; (v) underwriting, dealing in or making markets in securities; (vi) engaging in activities that the Federal Reserve Board has determined to be closely related to banking; (vii) engage in activities permitted for bank holding companies operating outside of the United States; (viii) merchant banking; or (ix) insurance portfolio investing.

CONSUMER FINANCE SUBSIDIARY

        The Corporation's consumer finance subsidiary is subject to regulation under Pennsylvania, Tennessee, Ohio, Kentucky and New York state laws which require, among other things, that it maintain licenses for consumer finance operations in effect for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions, the Ohio Division of Consumer Finance, the Commonwealth of Kentucky Department of Financial Institutions and the State of New York Banking Department periodically visit the offices of the consumer finance subsidiary and conduct extensive examinations in order to determine compliance with such laws and regulations. Such examinations include a review of loans and the collateral thereof, as well as a check of the procedures employed for making and collecting loans. Additionally, the consumer finance subsidiary is subject to certain federal laws which require that certain information relating to credit terms be disclosed to customers and afford customers in certain instances the right to rescind transactions.

INSURANCE AGENCIES

        The Corporation's insurance agencies are subject to licensing requirements and extensive regulation under the laws of the United States and its various states. These laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

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

STATISTICAL DISCLOSURE

        Statistical disclosure information regarding the Corporation is included in the Management's Discussion and Analysis, which is incorporated by reference to the Corporation's Annual Report to Stockholders (see Part II, Item 7 below). The following information is contained therein:

        I.        Distribution of Assets, Liabilities and Stockholders' Equity;
                  Interest Rates and Interest Differential

        II.       Investment Portfolio

        III.      Loan Portfolio

        IV.       Summary of Loan Loss Experience

        V.        Deposits

        VI.       Return on Equity and Assets

        VII.      Short-Term Borrowings

ITEM 2. PROPERTIES

        The Corporation operates a six-story building in Hermitage, Pennsylvania which serves as its northern executive offices and shares this facility with its lead banking affiliate, First National Bank of Pennsylvania. The Corporation also owns an eight-story building in Naples, Florida, which serves as its Florida executive and administrative offices and shares this facility with First National Bank of Naples.

        The banking and consumer finance subsidiaries' branch offices are located in 23 counties in Pennsylvania, 4 counties in southwestern Florida, 10 counties in northern and central Tennessee, 6 counties in eastern Ohio, 1 county in southwestern Kentucky and 1 county in western New York. At December 31, 1999, the Corporation's subsidiaries owned 59 of the Corporation's 137 offices and leased the remaining 78 offices under operating leases expiring at various dates through the year 2020. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Annual Report to Shareholders.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 1999.

PART II

        Information relating to Items 5, 6, 7 and 8 is provided in the Corporation's 1999 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated herein by reference:


                                                                     PAGES IN 1999
                                                                     ANNUAL REPORT
CAPTION IN 1999 ANNUAL REPORT TO STOCKHOLDERS                       TO STOCKHOLDERS

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED STOCKHOLDER MATTERS                                       42

ITEM 6.  SELECTED FINANCIAL DATA                                           28

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  30-41

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                    33-35

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                  1-27,29

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to this item, except for Kevin C. Hale, is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 17, 2000. Such information is incorporated herein by reference. Kevin
C. Hale is Executive Vice President - Chief Operating Officer, Florida Division of F.N.B. Corporation. Previously, he was Senior Executive Vice President, Sun Trust Bank of South Florida (1999-2000) and President and Chief Operating Officer of Sun Trust Bank of Southwest Florida (1994-1999).

ITEM 11. EXECUTIVE COMPENSATION

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 17, 2000. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 17, 2000. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 17, 2000. Such information is incorporated herein by reference.



                                            III-1

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of F.N.B. Corporation and subsidiaries and report of independent auditors, included in the Corporation's 1999 Annual Report to Stockholders, are incorporated herein by reference:


                                                                PAGES IN 1999
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

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 1999.

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

/s/ Peter Mortensen                  Chairman, Chief Executive                 March 13, 2000
----------------------------------   Officer and Director
Peter Mortensen                      (Principal Executive Officer)


/s/ Stephen J. Gurgovits             Vice Chairman and Director                March 13, 2000
----------------------------------
Stephen J. Gurgovits


/s/ Gary L. Tice                     President, Chief Operating                March 13, 2000
----------------------------------   Officer and Director
Gary L. Tice


/s/ William J. Rundorff              Executive Vice President                  March 13, 2000
----------------------------------
William J. Rundorff


/s/ John D. Waters                   Vice President and Chief                  March 13, 2000
----------------------------------   Financial Officer (Principal
John D. Waters                       Financial and Accounting
                                     Officer)


                                     Director
----------------------------------
W. Richard Blackwood


                                     Director
----------------------------------
Alan C. Bomstein


/s/ William B. Campbell              Director                                  March 13, 2000
----------------------------------
William B. Campbell


/s/ Charles T. Cricks                Director                                  March 13, 2000
----------------------------------
Charles T. Cricks

/s/ Henry M. Ekker                   Director                                  March 13, 2000
----------------------------------
Henry M. Ekker


                                     Director
----------------------------------
James S. Lindsay


/s/ Paul P. Lynch                    Director                                  March 13, 2000
----------------------------------
Paul P. Lynch


                                     Director
----------------------------------
Edward J. Mace


/s/ Robert S. Moss                   Director                                  March 13, 2000
----------------------------------
Robert S. Moss

                                     Director
----------------------------------
Richard C. Myers


                                     Director
----------------------------------
William A. Quinn


                                     Director
----------------------------------
George A. Seeds


/s/ William J. Strimbu               Director                                  March 13, 2000
----------------------------------
William J. Strimbu


/s/ Archie O. Wallace                Director                                  March 13, 2000
----------------------------------
Archie O. Wallace


/s/ James T. Weller                  Director                                  March 13, 2000
----------------------------------
James T. Weller


/s/ Eric J. Werner                   Director                                  March 13, 2000
----------------------------------
Eric J. Werner


/s/ R. Benjamin Wiley                Director                                  March 13, 2000
----------------------------------
R. Benjamin Wiley


/s/ Donna C. Winner                  Director                                  March 13, 2000
----------------------------------
Donna C. Winner

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

10.4. Revised and Restated Amendment No. 2 to Employment Agreement between F.N.B. Corporation and Peter Mortensen. (incorporated by reference to
         Exhibit 10.5. of the Corporation's Form 10-Q for the quarter ended September 30, 1996). Continuation of Employment Agreement. (incorporated by reference to Exhibit 10.4. of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

10.5. Employment Agreement between F.N.B. Corporation and Stephen J. Gurgovits. (incorporated by reference to Exhibit 10.5. of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

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

10.14. F.N.B. Corporation 1998 Director's Stock Option Plan. (incorporated by reference to Exhibit 10.14. of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

10.15. Employment Agreement between F.N.B. Corporation and Gary L. Tice. (incorporated by reference to Exhibit 10.1. of the Corporation's Form 10-Q for the quarter ended June 30, 1999).

13       Annual Report to Stockholders. (filed herewith).

21       Subsidiaries of the Registrant. (filed herewith).

23.1     Consent of Ernst & Young LLP, Independent Auditors. (filed herewith).

23.2 Consent of Hacker, Johnson, Cohen & Grieb PA, Independent Auditors. (filed herewith).

23.3 Consent of Bobbitt, Pittenger & Company, Independent Auditors. (filed herewith).

27       Financial Data Schedule. (filed herewith).

99.1 Report of Independent Auditors, Hacker, Johnson, Cohen & Grieb PA for the 1997 Audits of Seminole Bank. (filed herewith).

99.2 Report of Independent Auditors, Hacker, Johnson, Cohen & Grieb PA for the 1997 Audit of Citizens Holding Corporation and Subsidiaries. (filed herewith).

99.3 Report of Independent Auditors, Bobbitt, Pittenger & Company for the 1998 and 1997 Audits of Guaranty Bank & Trust Company. (filed herewith).