Form 10-Q
period 2000-03-31
FNB CORP/PA
filed 2000-05-11
CIK 37808

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)
   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2000
                                ------------------------------------------
                                OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to _____________________
Commission file number 0-8144
                       ------

                             F.N.B. CORPORATION
--------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

       Pennsylvania                                25-1255406
-------------------------------    ---------------------------------------
(State or other jurisdiction of    (I.R.S. Employer of Identification No.)
 incorporation or organization)

                One F.N.B. Boulevard, Hermitage, PA  16148
--------------------------------------------------------------------------
           (Address of principal executive offices) (Zip Code)

                           (724) 981-6000
--------------------------------------------------------------------------
           (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____    No ____

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                              Outstanding at April 30, 2000
          -----                              -----------------------------
Common Stock, $2 Par Value                         21,890,590 Shares
--------------------------                         -----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 2000
INDEX

PART I - FINANCIAL INFORMATION                                        PAGE

Item 1. Financial Statements

   Consolidated Balance Sheet                                           2
   Consolidated Income Statement                                        3
   Consolidated Statement of Cash Flows                                 4
   Notes to Consolidated Financial Statements                           5

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       8

Item 3. Quantitative and Qualitative Disclosure of Market Risk         16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                              17

Item 2. Changes in Securities                                          17

Item 3. Defaults Upon Senior Securities                                17

Item 4. Submission of Matters to a Vote of Security Holders            17

Item 5. Other Information                                              17

Item 6. Exhibits and Reports on Form 8-K                               17

Signatures                                                             18

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited
                                               MARCH 31,   DECEMBER 31,
                                                 2000          1999
                                              ----------   ------------
ASSETS
Cash and due from banks                       $  134,931    $  171,183
Interest bearing deposits with banks               3,145         3,478
Federal funds sold                                16,347         7,467
Mortgage loans held for sale                       5,579         8,733
Securities available for sale                    393,782       408,731
Securities held to maturity (fair
  value of $72,235 and $75,905)                   73,869        77,359
Loans, net of unearned income of
  $53,383 and $61,976                          2,907,382     2,803,774
Allowance for loan losses                        (37,749)      (36,311)
                                              ----------    ----------
    NET LOANS                                  2,869,633     2,767,463
                                              ----------    ----------

Premises and equipment                           105,818       105,052
Other assets                                     159,221       156,718
                                              ----------    ----------
                                              $3,762,325    $3,706,184
                                              ==========    ==========
LIABILITIES
Deposits:
  Non-interest bearing                        $  465,484    $  424,352
  Interest bearing                             2,578,808     2,485,082
                                              ----------    ----------
    TOTAL DEPOSITS                             3,044,292     2,909,434

Other liabilities                                 58,101        56,604
Short-term borrowings                            274,812       332,197
Long-term debt                                    92,381       117,634
                                              ----------    ----------
    TOTAL LIABILITIES                          3,469,586     3,415,869
                                              ----------    ----------
STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 189,086 and 207,459 shares
  Aggregate liquidation value -
    $4,727 and $5,186                              1,891         2,075
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 21,049,193 and 21,005,720 shares       42,098        42,011
Additional paid-in capital                       182,931       182,834
Retained earnings                                 76,317        71,310
Accumulated other comprehensive income            (6,115)       (4,803)
Treasury stock - 194,371 and 121,132
  shares at cost                                  (4,383)       (3,112)
                                              ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                   292,739       290,315
                                              ----------    ----------
                                              $3,762,325    $3,706,184
                                              ==========    ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                       2000        1999
                                                      -------    -------
INTEREST INCOME
Loans, including fees                                 $61,749    $52,508
Securities:
  Taxable                                               6,357      7,074
  Nontaxable                                              487        612
  Dividends                                               391        407
Other                                                     170        661
                                                      -------    -------
    TOTAL INTEREST INCOME                              69,154     61,262
                                                      -------    -------

INTEREST EXPENSE
Deposits                                               24,827     22,824
Short-term borrowings                                   3,693      1,724
Long-term debt                                          1,765      1,067
                                                      -------    -------
    TOTAL INTEREST EXPENSE                             30,285     25,615
                                                      -------    -------
    NET INTEREST INCOME                                38,869     35,647
Provision for loan losses                               2,973      2,051
                                                      -------    -------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                        35,896     33,596
                                                      -------    -------

NON-INTEREST INCOME
Insurance commissions and fees                          3,932      2,827
Service charges                                         5,559      4,352
Trust                                                   1,070        850
Gain on sale of securities                                 40        800
Gain on sale of loans                                     221        833
Other                                                   1,888      1,603
                                                      -------    -------
    TOTAL NON-INTEREST INCOME                          12,710     11,265
                                                      -------    -------
                                                       48,606     44,861
                                                      -------    -------
NON-INTEREST EXPENSES
Salaries and employee benefits                         19,522     17,344
Net occupancy                                           2,287      2,233
Equipment                                               3,061      2,614
Merger related                                                     1,333
Other                                                   8,931      8,818
                                                      -------    -------
    TOTAL NON-INTEREST EXPENSES                        33,801     32,342
                                                      -------    -------
    INCOME BEFORE INCOME TAXES                         14,805     12,519
Income taxes                                            4,696      3,678
                                                      -------    -------
    NET INCOME                                        $10,109    $ 8,841
                                                      =======    =======

NET INCOME PER COMMON SHARE:*
  Basic                                                  $.46       $.40
                                                         ====       ====
  Diluted                                                $.45       $.39
                                                         ====       ====

CASH DIVIDENDS PER COMMON SHARE*                         $.17       $.16
                                                         ====       ====

*Restated to reflect a 5 percent stock dividend declared on April 17, 2000.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited

Three Months Ended March 31                           2000       1999
                                                    --------   --------
OPERATING ACTIVITIES
Net income                                          $ 10,109   $  8,841
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                      3,051      2,656
    Provision for loan losses                          2,973      2,051
    Deferred taxes                                     2,063      4,680
    Net gain on sale of securities                       (40)      (800)
    Net gain on sale of loans                           (221)      (833)
    Proceeds from sale of loans                       11,882     22,327
    Loans originated for sale                         (8,507)   (14,880)
    Net change in:
      Interest receivable                               (328)      (611)
      Interest payable                                 1,174      1,942
    Other, net                                        (3,710)    (1,777)
                                                    --------   --------
         Net cash flows from operating activities     18,446     23,596
                                                    --------   --------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                   333      1,443
  Federal funds sold                                  (8,880)    13,698
  Loans                                             (105,152)   (87,281)
Securities available for sale:
  Purchases                                          (23,350)   (47,425)
  Sales                                               12,561      1,167
  Maturities                                          23,884     55,310
Securities held to maturity:
  Purchases                                             (250)    (1,021)
  Maturities                                           3,739     13,186
Increase in premises and equipment                    (3,431)    (5,029)
                                                    --------   --------
      Net cash flows from investing activities      (100,546)   (55,952)
                                                    --------   --------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW      54,643     13,969
  Time deposits                                       80,215     (4,033)
  Short-term borrowings                              (57,385)    25,944
Increase in long-term debt                             5,733      1,324
Decrease in long-term debt                           (30,986)   (18,265)
Net acquisition of treasury stock                     (2,528)      (460)
Cash dividends paid                                   (3,844)    (3,378)
                                                    --------   --------
Net cash flows from financing activities              45,848     15,101
                                                    --------   --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS   (36,252)   (17,255)
Cash and due from banks at beginning of period       171,183    134,847
                                                    --------   --------
CASH AND DUE FROM BANKS AT END OF PERIOD            $134,931   $117,592
                                                    ========   ========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2000

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 1999 and footnotes thereto included in the Corporation's Annual Report on Form 10-K.

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

PER SHARE AMOUNTS

     Per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on April 17, 2000.

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

EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                    Three Months Ended
                                                         March 31,
                                                      2000       1999
BASIC
Net income                                        $   10,109  $    8,841
Less:  Preferred stock dividends declared                (93)       (108)
                                                  ----------  ----------
Earnings applicable to basic earnings per share   $   10,016  $    8,733
                                                  ==========  ==========

Average common shares outstanding                 21,892,855  21,845,679
                                                  ==========  ==========

Earnings per share                                      $.46        $.40
                                                        ====        ====

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      2000         1999
                                                   ----------  ----------
DILUTED
Earnings applicable to diluted earnings per share  $   10,109  $    8,841
                                                   ==========  ==========

Average common shares outstanding                  21,892,855  21,845,679
Series A convertible preferred stock                   25,789      24,378
Series B convertible preferred stock                  441,753     551,740
Net effect of dilutive stock options and stock
  warrants based on the treasury stock method         356,764     501,777
                                                   ----------  ----------
                                                   22,717,161  22,923,574
                                                   ==========  ==========

Earnings per share                                       $.45        $.39
                                                         ====        ====

COMPREHENSIVE INCOME

 The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                    Three Months Ended
                                                         March 31,
                                                   -------------------
                                                     2000        1999
                                                   -------     -------
Net income                                         $10,109     $ 8,841
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding (losses) gains
 arising during the period                          (1,287)     (1,381)
    Less:  reclassification adjustment
 for gains included in net income                      (25)       (513)
                                                   -------     -------
Other comprehensive income                          (1,312)     (1,894)
                                                   -------     -------
Comprehensive income                               $ 8,797     $ 6,947
                                                   =======     =======

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

 Three months ended March 31                           2000      1999
                                                    --------  --------
     Cash paid for:
     Interest                                       $ 29,111  $ 23,652

 Noncash Investing and Financing Activities:
   Acquisition of real estate in settlement of loans      185    2,733
   Loans granted in the sale of other real estate         175       91

BUSINESS SEGMENTS

     The Corporation operates in two reportable segments: community banks and insurance agencies. The Corporation's community bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community bank subsidiaries offer various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance agencies are full-service insurance companies offering all lines of commercial and personal insurance through major carriers. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

At or for the three months    Community   Insurance      All
  ended March 31, 2000          Banks      Agencies     Other    Consolidated
                              ----------  ----------  ---------- ------------
Interest income               $   63,914  $       13  $   5,227   $   69,154
Interest expense                  29,136          19      1,130       30,285
Provision for loan losses          2,013                    960        2,973
Non-interest income                8,452       3,284        974       12,710
Non-interest expense              28,248       2,135      2,967       33,350
Intangible amortization              440                     11          451
Income tax expense                 3,873         473        350        4,696
Net income                         8,656         670        783       10,109
Core operating earnings            8,656         670        783       10,109
Total assets                   3,696,335       8,129     57,861    3,762,325

At or for the three months     Community  Insurance      All
  ended March 31, 1999           Banks     Agencies     Other    Consolidated
                               ---------  ----------  ---------  ------------
Interest income                $  56,981  $        8  $   4,273   $   61,262
Interest expense                  24,753          21        841       25,615
Provision for loan losses          1,406                    645        2,051
Non-interest income                8,009       1,908      1,348       11,265
Non-interest expense              27,559       1,243      3,060       31,862
Intangible amortization              464                     16          480
Income tax expense                 3,373                    305        3,678
Net income                         7,435         652        754        8,841
Core operating earnings            8,254         652        754        9,660
Total assets                   3,342,579       4,314     85,580    3,432,473

* Core operating earnings exclude merger related costs of $819,000, net of tax, for the quarter ended March 31, 1999.

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

     Net income for the first quarter of 2000 increased to $10.1 million from $8.8 million for the first quarter of 1999. Basic earnings per share were $.46 and $.40 for the three months ended March 31, 2000 and 1999, respectively, while diluted earnings per share were $.45 and $.39 for those same periods. Core operating earnings consist of net income adjusted for non-recurring items. Non-recurring costs incurred during the first quarter of 1999 included $819,000 in merger related costs, net of tax. Excluding these merger costs, net income was $9.7 million for the first quarter of 1999, resulting in diluted earnings per share of $.42. There were no non-recurring items during the first quarter of 2000. Highlights for the first quarter of 2000 include:

 * A return on average assets of 1.10% and a return on average equity of 13.98%.

 * An increase in non-interest income of $1.4 million, including a 31.54% increase in fee income, which consists of service charges, insurance commissions and trust income.

 * A 15.86% increase in average outstanding loans.

 * Continued strong asset quality.

FIRST THREE MONTHS OF 2000 AS COMPARED TO FIRST THREE MONTHS OF 1999:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):


Three Months Ended March 31              2000                           1999
                            ---------------------------    ----------------------------
                             Average             Yield/      Average             Yield/
                             Balance    Interest  Rate       Balance    Interest  Rate
                            ----------  --------- -----     ----------  --------  -----
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                 $    3,307  $     49  5.93%     $    5,014  $     59  4.71%
Federal funds sold               8,507       121  5.69          50,457       602  4.77
Securities:
 Taxable                       405,442     6,357  6.31         467,743     7,074  6.13
 Non-taxable (1)                70,394     1,133  6.44          85,518     1,331  6.23
Loans (1) (2)                2,866,645    62,024  8.70       2,474,315    52,735  8.64
                            ----------  --------            ----------  --------
  Total interest
   earning assets            3,354,295    69,684  8.35       3,083,047    61,801  8.13
                            ----------  --------            ----------  --------
Cash and due from banks        123,382                         107,938
Allowance for loan losses      (37,102)                        (32,823)
Premises and equipment         105,978                          96,646
Other assets                   154,175                         141,128
                            ----------                      ----------
                            $3,700,728                      $3,395,936
                            ==========                      ==========
LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand    $  493,177  $  2,540  2.07      $  500,311  $  2,014  1.63
 Savings                       768,338     5,436  2.85         761,177     5,569  2.97
Other time                   1,269,136    16,851  5.34       1,185,173    15,241  5.22
Short-term borrowings          284,368     3,693  5.22         165,130     1,724  4.23
Long-term debt                 110,925     1,765  6.36          61,329     1,067  6.96
  Total interest
   bearing liabilities       2,925,944    30,285  4.16       2,673,120    25,615  3.88
                            ----------  --------            ----------  --------
Non-interest bearing
 demand deposits               425,562                         386,208
Other liabilities               58,368                          52,839
                            ----------                      ----------
                             3,409,874                       3,112,167
                            ----------                      ----------

STOCKHOLDERS' EQUITY           290,854                         283,769
                            ----------                      ----------
                            $3,700,728                      $3,395,936
                            ==========                      ==========

Net interest earning assets $  428,351                      $  409,927
                            ==========                      ==========

Net interest income                     $ 39,399                        $ 36,186
                                        ========                        ========

Net interest spread                               4.19%                           4.25%
                                                  =====                           =====

Net interest margin (3)                           4.72%                           4.76%
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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first quarter of 2000, net interest income, on a fully taxable equivalent basis, totaled $39.4 million, representing a 8.88% increase over the first quarter of 1999. Net interest income consisted of interest income of $69.7 million and interest expense of $30.3 million for the first quarter of 2000 compared to $61.8 million and $25.6 million for each, respectively, for the first quarter of 1999. Net interest margin decreased slightly from 4.76% at March 31, 1999 to 4.72% at March 31, 2000. The yield on total interest earning assets increased by 22 basis points and the rate paid on interest bearing liabilities increased by 28 basis points. With a higher interest rate environment during the latter part of 1999 and into the first quarter of 2000, the Corporation has experienced some margin compression. In the event that interest rates continue to increase, there is a possibility that the compression could continue as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the quarter ending March 31, 2000 as compared to the quarter ending March 31, 1999 (in thousands):

                                                 Volume     Rate        Net
                                                --------   -------   ---------
INTEREST INCOME
Interest bearing deposits with banks            $   (42)   $    32    $   (10)
Federal funds sold                                 (626)       145       (481)
Securities:
  Taxable                                          (920)       203       (717)
  Non-taxable                                      (245)        47       (198)
Loans                                             8,899        390      9,289
                                                -------    -------    -------
                                                  7,066        817      7,883
                                                -------    -------    -------
INTEREST EXPENSE
Deposits:
  Interest bearing dema                             (29)       555        526
  Savings                                            40       (173)      (133)
  Other time                                      1,216        394      1,610
Short-term borrowings                             1,487        482      1,969
Long-term debt                                      781        (83)       698
                                                -------    -------    -------
                                                  3,495      1,175      4,670
                                                -------    -------    -------
NET CHANGE                                      $ 3,571    $  (358)   $ 3,213
                                                =======    =======    =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

     Interest income on loans, on a fully taxable equivalent basis, increased 17.61% from $52.7 million for the quarter ended March 31, 1999 to $62.0 million for the quarter ended March 31, 2000. This increase was the result of an increase in average loans of 15.86% and to a lesser degree an increase of 6 basis points in the average yield over the same period last year.

     Interest expense on deposits increased $2.0 million or 8.78% for the quarter ended March 31, 2000, compared to the quarter ended March 31, 1999, average interest bearing deposits rose 3.43% over the same period. The average balances in time deposits and savings deposits increased by $84.0 million and $7.2 million, respectively, while the average balance in interest bearing demand deposits decreased by $7.1 million. The average balance in non-interest bearing demand deposits increased by $39.4 million.

Interest expense on short-term borrowings increased $2.0 million for these same periods due to a $119.2 million increase in average short-term borrowings and a 99 basis point increase in the rate paid on these borrowings. Additionally, interest expense on long-term debt increased $698,000 from March 31, 1999 due to a 80.87% increase in average long-term debt, which was partially offset by a decline in the rate paid of 60 basis points.

     The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses increased 45.0% to $3.0 million for the first three months of 2000, as compared to $2.1 million for the first three months of 1999. The increase reflects the Corporation's continued strong loan growth. At March 31, 2000 the allowance for loan losses as a percentage of total loans was 1.30% compared to 1.31% at March 31, 1999.

     Non-interest income increased by 12.83% during the first three months of 2000 as compared to the first three months of 1999. Service charges, insurance commissions and fees and trust income increased $2.5 million or 31.54% over the first three months of 2000. These higher levels of fee income are attributable to increases in deposits as well as the Corporation's continued expansion into annuity and mutual fund sales and insurance. Gains on the sale of securities decreased by $760,000 during the comparable quarterly periods.

     Total non-interest expenses increased 4.51% during the first three months of 2000, compared to the first three months of 1999. The increase was primarily attributable to an increase of $2.2 million in salaries and employee benefits. This increase was due to normal annual salary adjustments and continued escalation of certain benefit costs. In addition, salaries and benefits have increased as the Corporation supports the expansion into fee based services and insurance. Included in non-interest expenses during the first three months of 1999 was $1.3 million in merger related costs. These expenses were primarily data processing termination and conversion costs and change in control provisions associated with various mergers.

     The Corporation's income tax expense was $4.7 million for the first quarter of 2000 compared to $3.7 million for the same period of 1999. The effective tax rate of 31.72% for the first quarter of 2000 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the significant source of liquidity provided by the available for sale securities portfolio, the Corporation has sufficient sources of funds available as needed to meet its routine, operational cash needs.

     Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $25.0 million was unused at March 31, 2000. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other funding sources.

     The financial performance of the Corporation is at risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time, the difference between the change in various interest rates and the embedded options in certain financial instruments. The Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a "well-capitalized" balance sheet and adequate levels of liquidity. This policy designates the Asset/Liability Committee (ALCO) as the body responsible for meeting this objective. The Corporation utilizes an asset/liability model to support its balance sheet strategies. The Corporation uses gap analysis, net interest income simulations and the economic value of equity to measure its interest rate risk.

     The gap analysis below measures the interest rate risk of the Corporation by comparing the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was .90 at March 31, 2000, as compared to 1.09 at March 31, 1999. A ratio of less than one indicates an excess of repricing liabilities over repricing assets. Based on the cumulative one-year gap and assuming no change in asset/liability composition, an increase in interest rates is expected to result in a reduction in net interest income over the next twelve months.

     Net interest income simulations measure the exposure to short-term earnings from changes in market rates of interest in a more rigorous and explicit fashion. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical interest rate scenarios. An immediate 100 basis point increase in interest rates as of March 31, 2000 is estimated to reduce net interest income by 2.34% or $3.5 million over the next twelve month period. Comparatively, a 100 basis point increase in interest rates as of March 31, 1999 was estimated to increase net interest income by .40% or $600,000 during the twelve month period following March 31, 1999.

     The economic value of equity (EVE) measures the Corporation's long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified interest rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the interest rate change remains in effect over the life of the balance sheet. A 100 basis point increase in interest rates is estimated to cause a 2.24% decline in EVE.

     These measures indicate that the Corporation's earnings are susceptible to an increase in interest rates. In general, the increased susceptibility to rising interest rates can be attributed to a greater proportion of rate-sensitive liabilities on the balance sheet at March 31, 2000. However, the disclosed measures are within the limits set forth in the Corporation's Asset/Liability Policy. Furthermore, the computations do not contemplate any actions the ALCO could undertake in response to an increase in interest rates such as the promotion of core non-maturity deposits or longer-term certificates of deposit and the purchase of adjustable-rate investment securities. Thus the measurements assumed no change in asset/liability composition.

     The computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions including asset/liability prepayments and the relative price sensitivity of certain assets and liabilities. The analysis assumed that certain core non-maturity deposit rates had a low correlation to changes in market rates of interest. For economic value purposes, core non-maturity deposits were decayed over a period of five to eight years and were discounted using short-term market interest rates to reflect the economic value they add relative to more costly alternate sources of funds.

Following is the gap analysis as of March 31, 2000 (in thousands):

                               Within       4-12        1-5          Over
                              3 Months     Months      Years        5 years      Total
                             ---------   ---------   -----------  -----------  ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks                 $   2,956   $     100   $       89                $    3,145

Federal funds sold              16,347                                             16,347
Securities:
  Available for sale            43,714      99,872      233,035   $   17,161      393,782
  Held to maturity               6,540      10,022       29,101       28,206       73,869
Loans, net of unearned         691,084     594,362    1,374,059      253,456    2,912,961
                             ---------   ---------   ----------   ----------   ----------
                               760,641     704,356    1,636,284      298,823    3,400,104
Other assets                                                         362,221      362,221
                             ---------   ---------   ----------   ----------   ----------
                             $ 760,641   $ 704,356   $1,636,284   $  661,044   $3,762,325
                             =========   =========   ==========   ==========   ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking          $ 155,891                            $  362,866   $  518,757
  Savings                      258,246                               512,118      770,364
  Time deposits                279,308   $ 643,499   $  365,896          984    1,289,687
Short-term borrowings          258,996      15,816                                274,812
Long-term debt                  10,474      11,323       61,939        8,645       92,381
                             ---------   ---------   ----------   ----------   ----------
                               962,915     670,638      427,835      884,613    2,946,001
Other liabilities                                                    523,585      523,585
Stockholders' equity                                                 292,739      292,739
                             ---------   ---------   ----------   ----------   ----------
                             $ 962,915   $ 670,638   $  427,835   $1,700,937   $3,762,325
                             =========   =========   ==========   ==========   ==========

PERIOD GAP                   $(202,274)  $  33,718   $1,208,449  $(1,039,893)
                             =========   =========   ==========  ===========
CUMULATIVE GAP               $(202,274)  $(168,556)  $1,039,893
                             =========   =========   ==========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS                (5.38)%     (4.48)%      27.64%
                                 ======      ======       =====

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                     .79         .90         1.50         1.15
                                   ===         ===         ====         ====


CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

     Capital management is a continuous process. Since December 31, 1999, stockholders' equity has increased $6.3 million as a result of earnings retention. For the quarter ended March 31, 2000, the return on average equity was 13.98% and the dividend payout ratio was 37.45%. Book value per common share was $13.15 at March 31, 2000, compared to $12.75 at March 31, 1999.

LOANS

     Following is a summary of loans (dollars in thousands):

                                                     MARCH 31,   DECEMBER 31,
                                                       2000          1999
                                                    ----------   ------------
Real estate:
  Residential                                       $1,081,176    $1,059,432
  Commercial                                           766,165       747,835
  Construction                                         154,134       119,398
Installment loans to individuals                       328,089       334,810
Commercial, financial and agricultural                 377,355       350,023
Lease financing                                        253,846       254,252
Unearned income                                        (53,383)      (61,976)
                                                    ----------    ----------
                                                    $2,907,382    $2,803,774
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

     Following is a summary of non-performing assets (dollars in thousands):

                                                     MARCH 31,   DECEMBER 31,
                                                       2000          1999
                                                     ---------   ------------
Non-performing assets:
  Non-accrual loans                                   $10,086      $ 9,321
  Restructured loans                                    3,435        3,560
                                                      -------      -------
    Total non-performing loans                         13,521       12,881
  Other real estate owned                               4,540        4,801
                                                      -------      -------
    Total non-performing assets                       $18,061      $17,682
                                                      =======      =======

Asset quality ratios:
  Non-performing loans as percent of total loans          .47%         .46%
  Non-performing assets as percent of total assets        .48%         .48%

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                                         Three Months Ended
                                                               March 31,
                                                         ------------------
                                                          2000       1999
                                                         -------    -------
Balance at beginning of period                           $36,311    $32,308

Charge-offs                                               (1,958)    (1,965)
Recoveries                                                   423        315
                                                         -------    -------
  Net charge-offs                                         (1,535)    (1,650)

Provision for loan losses                                  2,973      2,051
                                                         -------    -------
Balance at end of period                                 $37,749    $32,709
                                                         =======    =======

Allowance for loan losses to:
  Total loans, net of unearned income                       1.30%      1.31%
  Non-performing loans                                    279.27%    300.91%

REGULATORY MATTERS

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

     As of December 31, 1999, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of March 31, 2000, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of March 31, 2000 for the Corporation (dollars in thousands):

                                                   Well Capitalized     Minimum Capital
                                     Actual          Requirements        Requirements
                               ----------------    ----------------    ----------------
                                Amount    Ratio     Amount    Ratio     Amount    Ratio
                               --------   -----    --------   -----    --------   -----
Total Capital                  $322,430   11.3%    $284,927   10.0%    $227,942    8.0%
  (to risk-weighted assets)
Tier 1 Capital                  281,678    9.9%     170,956    6.0%     113,971    4.0%
  (to risk-weighted assets)
Tier 1 Capital                  281,678    7.6%     184,478    5.0%     147,582    4.0%
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

YEAR 2000 DISCLOSURE

     The Corporation successfully managed the transition into the Year 2000, and management has a high level of confidence that the core business processes will continue to provide uninterrupted service into the twenty-first century. Should the worldwide experience continue, management does not expect any disruptions to services provided or delivered. Management will continue to monitor all business processes, including interaction with the Corporation's customers, vendors and other third parties, throughout 2000 to address any issues and ensure all processes continue to function properly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

     The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II

ITEM 1. LEGAL PROCEEDINGS

     The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with legal counsel, does not at the present time anticipate the ultimate aggregate liability, if any, arising out of such lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operation in any future reporting period.

ITEM 2. CHANGES IN SECURITIES

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable

ITEM 5. OTHER INFORMATION

     The Secretary of the Corporation must receive written notice of any proposal submitted by a shareholder of the Corporation for consideration at the Annual Meeting of Shareholders on or prior to the date which is 120 days prior to the date on which the Corporation first mailed its proxy materials for the prior year's Annual Meeting of Shareholders. Accordingly, any shareholder proposal must be submitted to the Corporation by November 13, 2000 to be considered at the 2001 Annual Meeting of Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         27.  Financial Data Schedule (filed herewith)

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     F.N.B. Corporation
                                     --------------------------------------
                                     (Registrant)



Dated: May 11, 2000                  /s/Peter Mortensen
      _______________________        ______________________________________
                                     Peter Mortensen
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


Dated: May 11, 2000                  /s/John D. Waters
      _______________________        ______________________________________
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)