Form 10-K/A
period 1999-12-31
FNB CORP/PA
filed 2000-06-27
CIK 37808

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-K/A

(Mark One)
       [x]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1999
                          ------------------------------------------------------

                                        or

       [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________
Commission file number  0-8144
                        ------

                               F.N.B. CORPORATION
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Pennsylvania                                 25-1255406
----------------------------------------    ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

          One F.N.B. Boulevard
         Hermitage, Pennsylvania                              16148
----------------------------------------    ------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (724) 981-6000
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

This is Amendment No. 1 to the 1999 Form 10-K and is dated June 27, 2000.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     As permitted by Rule 1501-21 of the Exchange Act, the following financial statements of the Plan are filed with Amendment No. 1 at the page indicated:

INDEX TO FINANCIAL STATEMENTS                                       PAGE
-----------------------------                                       ----

Report of Independent Auditors..................................      7
Statements of Net Assets Available for Benefits.................      8
Statements of Changes in Net Assets Available for Benefits......      9
Notes to Financial Statements...................................     10
Schedule H, Line 4(i) - Schedule of Assets Held for
    Investment Purposes at End of Year..........................     17
Schedule H, Line 4(j) - Schedule of Reportable Transactions.....     18

FINANCIAL STATEMENT SCHEDULES

     Not Applicable.

REPORTS ON FORM 8-K

     No reports on Form 8-K have been filed since December 31, 1999.

EXHIBITS

23 Consent of Ernst & Young LLP, Independent Auditors for the Plan, filed within.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               F.N.B. CORPORATION
                                               (Registrant)



Date: June 27, 2000                            /s/John D. Waters
     _____________________________             _________________________________
                                               John D. Waters
                                               Vice President and Chief
                                               Financial Officer

                      Audited Financial Statements

                      F.N.B. Corporation
                      Progress Savings
                      401(k) Plan

                      Years ended December 31, 1999 and 1998
                      with Report of Independent Auditors

                           Audited Financial Statements

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                     Years ended December 31, 1999 and 1998
                       with Report of Independent Auditors

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                          Audited Financial Statements

                     Years ended December 31, 1999 and 1998


                                   CONTENTS

Report of Independent Auditors.......................................     7

Audited Financial Statements

Statements of Net Assets Available for Benefits......................     8
Statements of Changes in Net Assets Available for Benefits...........     9
Notes to Financial Statements........................................    10


Supplemental Schedules

Schedule H, Line 4(i)-Schedule of Assets Held for Investment
  Purposes at End of Year............................................    17
Schedule H, Line 4(j)-Schedule of Reportable Transactions............    18

                         Report of Independent Auditors


F.N.B. Corporation Progress Savings
 401(k) Plan
Hermitage, Pennsylvania

We have audited the accompanying statements of net assets available for benefits of the F.N.B. Corporation Progress Savings 401(k) Plan as of December 31, 1999 and 1998, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 1999 and 1998, and the changes in its net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held for investment purposes at end of year as of December 31, 1999, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

                                                   /s/Ernst & Young LLP

June 2, 2000
Pittsburgh, Pennsylvania

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                 Statements of Net Assets Available for Benefits

                                                           DECEMBER 31
                                                   -------------------------
                                                       1999         1998
                                                   -----------   -----------
ASSETS
Investments at fair value:
  Interest in pooled separate accounts             $ 6,895,526   $ 5,511,760
  F.N.B. Corporation Common Stock                    5,278,355     5,700,720
  Interest in common/collective trusts                 672,635       879,721
Employer contribution receivable                           232             -
Employee contribution receivable                           931             -
                                                   -----------   -----------
Net assets available for benefits                  $12,847,679   $12,092,201
                                                   ===========   ===========

See accompanying notes.

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

            Statements of Changes in Net Assets Available for Benefits


                                                        YEAR ENDED DECEMBER 31
                                                      -------------------------
                                                         1999          1998
                                                      -----------   -----------
Additions:
 Investment income:
   Net depreciation in fair value of investments     $  (669,402)  $(1,083,452)
   Dividends                                             450,393       497,148
                                                     -----------   -----------
                                                        (219,009)     (586,304)
 Contribution:
  Participant                                          1,734,711     1,528,061
  Employer                                               548,221       377,747
                                                     -----------   -----------
                                                       2,282,932     1,905,808
                                                     -----------   -----------
Total additions                                        2,063,923     1,319,504

Deductions:
 Distributions to participants or beneficiaries        1,308,130     1,532,814
 Administrative expenses                                     315             -
                                                     -----------   -----------
Total deductions                                       1,308,445     1,532,814
                                                     -----------   -----------
Net increase (decrease)                                  755,478      (213,310)
                                                     -----------   -----------

Net assets available for benefits:
 Beginning of year                                    12,092,201    12,305,511
                                                     -----------   -----------
 End of year                                         $12,847,679   $12,092,201
                                                     ===========   ===========

See accompanying notes.

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                          Notes to Financial Statements

                                December 31, 1999


1. DESCRIPTION OF THE PLAN

The following description of the F.N.B. Corporation Progress Savings 401(k) Plan (the "Plan") provides only general information. Participants should refer to the summary plan description for a more complete description of the Plan's provisions.

GENERAL

The Plan is a defined contribution 401(k) plan, substantially covering all salaried employees of the following subsidiaries of F.N.B. Corporation (the "Corporation"): First National Bank of Pennsylvania; Metropolitan National Bank; Reeves Bank; First County Bank, N.A.; Regency Finance Company; The Customer Service Center of F.N.B., LLC PA Division; and F.N.B. Affiliate Services. Participants who have completed six months of service and are age twenty-one or older are eligible to participate in the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Certain financial information for the year ended December 31, 1998 has been reclassified to conform with the financial statement presentation for the year ended December 31, 1999. These reclassifications did not impact total net assets available for benefits.

CONTRIBUTIONS

Under the Plan, participating employees may make voluntary pretax and after-tax contributions to their accounts of up to 14% of annual base compensation. The Corporation, at its discretion, may make a matching contribution equal to a percentage of participants' savings contributions and/or after-tax voluntary contributions.

Participants' savings contributions and employer matching contributions are designated under a qualified deferral arrangement as allowed by Sections 401(k) and 401(m) of the Internal Revenue Code.

Participants may direct employee contributions in the following ten investment options: Principal Stable Value Fund, Principal Government Securities Account, Principal Bond Emphasis Balanced Account, Principal Stock Emphasis Balanced Account, Principal Large

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                    Notes to Financial Statements (continued)


1. DESCRIPTION OF THE PLAN (CONTINUED)

CONTRIBUTIONS (CONTINUED)

Capital Stock Index Account, Principal U.S. Stock Account, Principal Medium Company Value Account, Principal Small Company Blend Account, Principal International Stock Account and the F.N.B. Corporation Common Stock Fund. Principal Financial Group (Principal) is the custodian of all of the Plan's assets, with the exception of the F.N.B. Corporation Common Stock.

The employer's matching contributions are used to purchase the Corporation's common stock. Participants who have attained age 59 1/2 are permitted to direct the trustee to invest the Corporation's matched portion of their account into any other investment that may be permitted under the Plan.

PARTICIPANT ACCOUNTS

Each participant's account is credited with their voluntary contribution and the employer's matching contribution and an allocation of the Plan's net earnings as defined by the Plan.

VESTING

Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are 100% vested in the employer's matching contributions and actual earnings thereon after five years of service (see vesting schedule below):


                               VESTING SCHEDULE
                          ----------------------------
                          YEARS OF SERVICE  PERCENTAGE
                          ----------------  ----------
                                   1            20%
                                   2            40%
                                   3            60%
                                   4            80%
                                   5           100%

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                    Notes to Financial Statements (continued)


1. DESCRIPTION OF THE PLAN (CONTINUED)

FORFEITURES

Upon termination of a participant, the employer's matching contribution to which the participant is not vested is segregated into a separate account until the participant incurs a five-year break in service upon which time such nonvested amount will be forfeited and may be used by the employer to reduce future matching contributions.

PAYMENT OF BENEFITS

Upon termination of service, a participant with a vested account balance of less than $5,000 will receive a lump-sum amount equal to the vested value of his or her accounts. A participant who terminates service with a vested account balance of greater than $5,000 has two options: he or she may leave his or her account under the Plan or he or she may request a lump-sum distribution of the vested account balance. The benefit to which a participant is entitled is the benefit that can be provided from the participant's account. The Plan also permits distributions in the event of the participant's permanent disability, death, or attainment of normal retirement age as defined in the Plan.

2. SUMMARY OF ACCOUNTING POLICIES

VALUATION OF INVESTMENTS

The Principal pooled separate accounts investments are valued using accumulation units and are stated at fair value. The dividends, interest, and realized and unrealized gains for the underlying funds are factored into the value of the separate account funds. The dollar value per unit of participation is determined by dividing the total value of the separate account by the total number of units of participation held in the separate account. Investments in shares of registered investment companies and common/collective trusts are stated at their net asset value, based on the quoted market prices of the securities held in such funds. The Corporation's common stock is traded on the Nasdaq Stock Market under the trading symbol "FBAN" and is valued using the closing price on the last business day of the Plan year.

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                    Notes to Financial Statements (continued)


2. SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets.

                                                               DECEMBER 31
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
Principal Stable Value Fund, 57,263 and 79,006 units,
  respectively                                           $  672,635  $  879,721
Principal Large Capital Stock Index Account, 58,012
  and 47,301 units, respectively                          2,993,468   2,023,644
Principal Medium Company Value Account, 27,122 and
  27,850 units, respectively                                930,741   1,031,464
Principal U.S. Stock Account, 1,424 and 1,327 units,
  respectively                                              655,867           -
Principal Small Company Blend Account, 17,716 and
  16,775 units, respectively                                659,216           -
F.N.B. Corporation Common Stock Fund, 237,230 and
  201,795 shares, respectively                            5,278,355*  5,700,720*
______________________________
*Nonparticipant-directed

During 1999 and 1998, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value as follows:

                                                          1999          1998
                                                       -----------  -----------
Interest in common/collective trusts                   $    43,662  $    44,833
Pooled separate accounts                                   608,619      395,313
Interest in registered investment companies                      -      250,554
Common stock                                            (1,321,683)  (1,774,152)
                                                       -----------  -----------
                                                       $  (669,402) $(1,083,452)
                                                       ===========  ===========

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                    Notes to Financial Statements (continued)

4. NONPARTICIPANT-DIRECTED INVESTMENT

Information about the net assets and the significant components of the changes in net assets relating to the F.N.B. Corporation Common Stock Fund is as follows:

                                                              DECEMBER 31
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
Investments in fair value:
  F.N.B. Corporation Common Stock Fund                 $5,278,355   $5,700,720


                                                       YEAR ENDED DECEMBER 31
                                                      ------------------------
                                                         1999          1998
                                                      -----------  -----------
Changes in net assets:
 Participant contributions                            $   383,907  $   367,078
 Employer contributions                                   555,279      377,747
 Net depreciation in fair value of investments         (1,321,683)  (1,774,152)
 Dividends                                                450,393      497,148
 Distributions to participants or beneficiaries          (426,945)    (626,048)
 Transfers to participant-directed investments            (63,316)     492,235
                                                      -----------  -----------
                                                      $  (422,365) $  (665,992)
                                                      ===========  ===========

5. PLAN TERMINATION

Although it has not expressed any intent to do so, the Corporation has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100% vested in their accounts.

6. INCOME TAX STATUS

The Plan has received a determination letter from the Internal Revenue Service dated May 25, 1999, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the "Code") and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt. The Plan Sponsor has indicated that it will take the necessary steps, if any, to maintain the Plan's qualified status.

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                    Notes to Financial Statements (continued)


7. PARTIES-IN-INTEREST TRANSACTIONS

The First National Trust Company is the custodian for the F.N.B. Corporation Common Stock only. Certain plan investments are units of pooled separate accounts managed by Principal Life Insurance Company. The majority of administrative expenses of the Plan are paid by the Corporation. Such expenses have historically been comprised of fees for audit, custody and recordkeeping services and have been immaterial in relation to the Corporation and the Plan.

One of the investment vehicles in the Plan, the F.N.B. Corporation Common Stock Fund, contains stock of F.N.B. Corporation.

8. SUBSEQUENT EVENT

Effective July 1, 2000, the following accounts will no longer be offered:
US Stock and Small Company Blend. Participants may transfer their balances in these funds to the remaining funds or to the new fund options. If the participants do not transfer their balances from these accounts, the funds will be moved to the Principal Stable Value Fund. Effective July 1, 2000, the following accounts will be available: High Quality Long Term Bond, High Quality Intermediate Bond, American Century Income and Growth, Total Market Index, Putnam Voyager, Midcap Stock Index, Small Company Value, Medium Company Growth, Small Capital Stock Index, and Invesco Small Company Growth.

                             Supplemental Schedules

                       F.N.B. Corporation Progress Savings
                                  401(k) Plan
                                EIN: 25-1255406
                               Plan Number: 002

          Schedule H, Line 4(i)-Schedule of Assets Held for Investment
                            Purposes at End of Year

                              December 31, 1999


       IDENTITY OF ISSUE, BORROWER,                DESCRIPTION OF     CURRENT
         LESSOR OR SIMILAR ENTITY                    INVESTMENT         COST        VALUE
--------------------------------------------------------------------------------------------
Pooled Separate Accounts:
  Principal Government Securities Account*           36,630 units   $        -   $   522,533
  Principal Bond Emphasis Balanced Account*          14,727 units            -       253,870
  Principal Stock Emphasis Balanced Account*         23,725 units            -       502,215
  Principal Large Capital Stock Index Account*       58,012 units            -     2,993,468
  Principal U.S. Stock Account*                       1,424 units            -       655,867
  Principal Medium Company Value Account*            27,122 units            -       930,741
  Principal Small Company Blend Account*             17,716 units            -       659,216
  Principal International Stock Account*              9,031 units            -       377,616
Common/Collective Trusts:
  Principal Stable Value Fund*                       57,263 units            -       672,635
Common Stock:
  F.N.B. Corporation Common Stock*                  237,230 shares   8,070,784     5,278,355
                                                                                 -----------
Total investments                                                                $12,846,516
                                                                                 ===========


*Indicates party-in-interest to the Plan

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan
                                 EIN: 25-1255406
                                 Plan Number: 002

            Schedule H, Line 4(j)-Schedule of Reportable Transactions

                          Year ended December 31, 1999



                                                                                     CURRENT
                                                                                     VALUE OF
                                                                                     ASSET ON
    IDENTITY OF         DESCRIPTION           PURCHASE      SELLING     COST OF    TRANSACTION  NET GAIN
  PARTY INVOLVED         OF ASSETS              PRICE        PRICE       ASSET         DATE       (LOSS)
--------------------------------------------------------------------------------------------------------

Category (iii)-series of transactions in excess of 5% of plan assets
--------------------------------------------------------------------
F.N.B. Corporation   Common Stock Fund:
                       Purchases-68           $1,463,308   $      -   $1,463,308   $1,463,308   $      -
                       Sales-99                        -    563,990      773,721      563,990   (209,731)



There were no category (i), (ii) or (iv) reportable transactions during 1999.

                                 SIGNATURES

     The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          F.N.B. CORPORATION
                                          (Registrant)



Date: June 27, 2000                       /s/John D. Waters
     ____________________                 _____________________________________
                                          John D. Waters
                                          Vice President and Chief Financial
                                          Officer, F.N.B. Corporation, Trustee

                                                               Exhibit 23


                          CONSENT OF INDEPENDENT AUDITORS


We consent to the incorporation by reference in the Registration Statement (Form S-8, Number 333-38372) pertaining to the F.N.B. Corporation Progress Savings 401(k) Plan of our report dated June 2, 2000, with respect to the financial statements and schedules of the F.N.B. Corporation Progress Savings 401(k) Plan included in the Annual Report (Form 10-K/A) for the year ended December 31, 1999.

                                               /s/Ernst and Young LLP

Pittsburgh, Pennsylvania
June 26, 2000