Form 10-Q
period 2000-06-30
FNB CORP/PA
filed 2000-08-11
CIK 37808

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q
(Mark One)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2000
                               -------------------------------------------------
                                       OR
   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________
Commission file number  0-8144
                        ------

                                 F.N.B. CORPORATION
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

          Pennsylvania                                   25-1255406
------------------------------------      --------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                   One F.N.B. Boulevard, Hermitage, PA  16148
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No____
   ----

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                 Outstanding at July 31, 2000
------------------------------                   ----------------------------

  Common Stock, $2 Par Value                            22,120,135 Shares
  --------------------------                            -----------------

F.N.B. CORPORATION
FORM 10-Q
June 30, 2000
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

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited
                                                       JUNE 30,   DECEMBER 31,
                                                         2000         1999
                                                     ----------   ------------
ASSETS
Cash and due from banks                              $  137,675    $  171,183
Interest bearing deposits with banks                      3,275         3,478
Federal funds sold                                       12,553         7,467
Mortgage loans held for sale                              4,274         8,733
Securities available for sale                           397,102       408,731
Securities held to maturity (fair
  value of $70,347 and $75,905)                          71,821        77,359
Loans, net of unearned income of
  $58,570 and $61,976                                 2,982,874     2,803,774
Allowance for loan losses                               (38,618)      (36,311)
                                                     ----------    ----------
    NET LOANS                                         2,944,256     2,767,463
                                                     ----------    ----------

Premises and equipment                                  107,885       105,052
Other assets                                            165,435       156,718
                                                     ----------    ----------
                                                     $3,844,276    $3,706,184
                                                     ==========    ==========

LIABILITIES
Deposits:
  Non-interest bearing                               $  456,870    $  424,352
  Interest bearing                                    2,584,317     2,485,082
                                                     ----------    ----------
    TOTAL DEPOSITS                                    3,041,187     2,909,434

Other liabilities                                        59,817        56,604
Short-term borrowings                                   315,152       332,197
Long-term debt                                          124,868       117,634
                                                     ----------    ----------
    TOTAL LIABILITIES                                 3,541,024     3,415,869
                                                     ----------    ----------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 182,617 and 207,459 shares
  Aggregate liquidation value - $4,565 and $5,186         1,826         2,075
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 22,327,118 and 21,005,720 shares              44,654        42,011
Additional paid-in capital                              203,808       182,834
Retained earnings                                        62,251        71,310
Accumulated other comprehensive income                   (5,430)       (4,803)
Treasury stock - 183,168 and 121,132 shares at cost      (3,857)       (3,112)
                                                     ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                          303,252       290,315
                                                     ----------    ----------
                                                     $3,844,276    $3,706,184
                                                     ==========    ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                              JUNE 30,            JUNE 30,
                                         ------------------   ----------------
                                           2000      1999      2000      1999
                                         -------   -------   --------  --------
INTEREST INCOME
Loans, including fees                    $64,223   $54,073   $125,972  $106,581
Securities:
  Taxable                                  6,285     7,029     12,642    14,103
  Nontaxable                                 481       597        968     1,209
  Dividends                                  441       342        832       749
Other                                        127       381        297     1,042
                                         -------   -------   --------  --------
    TOTAL INTEREST INCOME                 71,557    62,422    140,711   123,684
                                         -------   -------   --------  --------

INTEREST EXPENSE
Deposits                                  26,270    22,337     51,097    45,161
Short-term borrowings                      4,067     2,311      7,760     4,035
Long-term debt                             1,904       900      3,669     1,967
                                         -------   -------   --------  --------
    TOTAL INTEREST EXPENSE                32,241    25,548     62,526    51,163
                                         -------   -------   --------  --------
    NET INTEREST INCOME                   39,316    36,874     78,185    72,521
Provision for loan losses                  2,901     2,540      5,874     4,591
                                         -------   -------   --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           36,415    34,334     72,311    67,930
                                         -------   -------   --------  --------
NON-INTEREST INCOME
Insurance commissions and fees             4,045     2,551      8,349     5,378
Service charges                            5,506     5,133     10,693     9,485
Trust                                      1,077       911      2,147     1,761
Gain on sale of securities                    38       106         78       906
Gain on sale of loans                        367       602        588     1,435
Other                                      1,579     2,128      3,467     3,731
                                         -------   -------   --------  --------
    TOTAL NON-INTEREST INCOME             12,612    11,431     25,322    22,696
                                         -------   -------   --------  --------
                                          49,027    45,765     97,633    90,626
                                         -------   -------   --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits            18,602    17,258     38,124    34,602
Net occupancy                              2,238     2,215      4,525     4,448
Equipment                                  3,077     2,663      6,138     5,277
Merger related                                                            1,333
Other                                      9,777     9,611     18,708    18,429
                                         -------   -------   --------  --------
    TOTAL NON-INTEREST EXPENSES           33,694    31,747     67,495    64,089
                                         -------   -------   --------  --------
    INCOME BEFORE INCOME TAXES            15,333    14,018     30,138    26,537
Income taxes                               4,914     4,222      9,610     7,900
                                         -------   -------   --------  --------
    NET INCOME                           $10,419   $ 9,796   $ 20,528  $ 18,637
                                         =======   =======   ========  ========

NET INCOME PER COMMON SHARE:*
  Basic                                     $.47      $.44       $.93      $.84
                                            ====      ====       ====      ====
  Diluted                                   $.46      $.43       $.91      $.82
                                            ====      ====       ====      ====

CASH DIVIDENDS PER COMMON SHARE*            $.18      $.17       $.35      $.33
                                            ====      ====       ====      ====

* Restated to reflect a 5 percent stock dividend declared on April 17, 2000.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited
                                                     SIX MONTHS ENDED JUNE 30,
                                                     --------------------------
                                                         2000           1999
                                                      ----------     ----------
OPERATING ACTIVITIES
Net income                                             $  20,528    $   18,637
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          6,193         5,381
    Provision for loan losses                              5,874         4,591
    Deferred taxes                                         2,537         4,254
    Net gain on sale of securities                           (78)         (906)
    Net gain on sale of loans                               (588)       (1,435)
    Proceeds from sale of loans                           14,547        39,180
    Loans originated for sale                             (9,500)      (31,088)
    Net change in:
      Interest receivable                                 (1,006)         (152)
      Interest payable                                     1,199        (1,117)
    Other, net                                            (8,292)         (427)
                                                      ----------    ----------
       Net cash flows from operating activities           31,414        36,918
                                                      ----------    ----------
INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                       203          (336)
  Federal funds sold                                      (5,086)       38,105
  Loans                                                 (183,184)     (149,541)
Securities available for sale:
  Purchases                                              (42,637)     (122,031)
  Sales                                                   12,820        16,818
  Maturities                                              40,638       100,699
Securities held to maturity:
  Purchases                                               (1,664)       (1,021)
  Maturities                                               7,202        25,428
Increase in premises and equipment                        (8,193)       (8,236)
                                                      ----------    ----------
      Net cash flows from investing activities          (179,901)     (100,115)
                                                      ----------    ----------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW          29,872         4,927
  Time deposits                                          101,881       (45,434)
  Short-term borrowings                                  (17,045)      121,547
Increase in long-term debt                                40,593         2,030
Decrease in long-term debt                               (33,359)      (21,282)
Net acquisition of treasury stock                            896        (2,205)
Cash dividends paid                                       (7,859)       (7,557)
                                                      ----------    ----------
       Net cash flows from financing activities          114,979        52,026
                                                      ----------    ----------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS       (33,508)      (11,171)
Cash and due from banks at beginning of period           171,183       134,847
                                                      ----------    ----------
CASH AND DUE FROM BANKS AT END OF PERIOD              $  137,675    $  123,676
                                                      ==========    ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2000

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

MERGERS AND ACQUISITIONS

     On June 9, 2000 the Corporation completed its affiliation with Connell & Herrig Insurance. The transaction, which was accounted for as a purchase, has been structured so that Connell & Herrig will operate as a division of the Corporation's wholly-owned subsidiary, Roger Bouchard Insurance, Inc. On July 19, 2000 the Corporation announced its plans to purchase the Clearwater and Fort Myers, Florida based insurance agency of Altamura, Marsh and Associates. This transaction, which is scheduled to close during the third quarter of 2000, will also be accounted for as a purchase and Altamura, Marsh and Associates will operate as a division of Roger Bouchard Insurance, Inc. On July 31, 2000, the Corporation's wholly-owned consumer finance subsidiary, Regency Finance Company, completed its acquisition of eight offices in Tennessee having gross loans of $43.4 million. The transaction, which was accounted for as a purchase, resulted in the recognition of $1.2 million of goodwill.

     The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various potential acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

NEW ACCOUNTING STANDARD

     Financial Accounting Standards Statement (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The standard will result in the recognition of offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. The statement is effective for the Corporation's fiscal year ending December 31, 2001. Because the Corporation has not entered into any derivative transactions, the adoption of this statement will have no impact on the financial statements.

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

EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------
BASIC
Net income                       $   10,419  $    9,796  $   20,528  $   18,637

Less:  Preferred stock
  dividends declared                    (87)       (105)       (180)       (212)
                                 ----------  ----------  ----------  ----------
Earnings applicable to
  basic earnings per share       $   10,332  $    9,691  $   20,348  $   18,425
                                 ==========  ==========  ==========  ==========

Average common
    shares outstanding           21,917,171  21,831,374  21,905,088  21,838,488
                                 ==========  ==========  ==========  ==========

Earnings per share                     $.47        $.44        $.93        $.84
                                       ====        ====        ====        ====

                                   Three Months Ended       Six Months Ended
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------
DILUTED
Earnings applicable to diluted
  earnings per share             $   10,419  $    9,796  $   20,528  $   18,637
                                 ==========  ==========  ==========  ==========
Average common
  shares outstanding             21,917,171  21,831,374  21,905,088  21,838,488
Series A convertible
  preferred stock                    25,522      20,636      25,522      20,636
Series B convertible
  preferred stock                   412,269     534,096     427,011     542,870
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                            332,662     485,936     362,479     484,731
                                 ----------  ----------  ----------  ----------
                                 22,687,624  22,872,042  22,720,100  22,886,725
                                 ==========  ==========  ==========  ==========

Earnings per share                     $.46        $.43        $.91        $.82
                                       ====        ====        ====        ====

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

                                                    Six months ended
                                                        June 30,
                                                  ---------------------
                                                    2000         1999
                                                  --------     --------
Cash paid for:
  Interest                                        $ 61,327     $ 52,280
  Taxes                                              3,441        2,457

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans    769        3,287
  Loans granted in the sale of other real estate       252           91

COMPREHENSIVE INCOME

 The components of comprehensive income, net of related tax, are as follows (in thousands):

                                  Three Months Ended        Six Months Ended
                                        June 30,                June 30,
                                 ---------------------    ---------------------
                                   2000         1999         2000        1999
                                 --------     --------     --------    --------
Net income                       $ 10,419     $  9,796     $ 20,528    $ 18,637
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding (losses)
      gains arising during the
      period                          702       (5,004)        (556)     (6,373)
    Less:  reclassification
      adjustment for gains
      included in net income          (17)        (117)         (71)       (642)

                                 --------     --------     --------    --------
Other comprehensive income            685       (5,121)        (627)     (7,015)
                                 --------     --------     --------    --------
Comprehensive income             $ 11,104     $  4,675     $ 19,901    $ 11,622
                                 ========     ========     ========    ========

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

At or for the three months      Community  Insurance      All
  ended June 30, 2000             Banks     Agencies     Other   Consolidated
                               ----------  ----------  --------- ------------
Interest income                $   67,112  $       20  $   4,425  $   71,557
Interest expense                   31,527          27        687      32,241
Provision for loan losses           1,941                    960       2,901
Non-interest income                 9,058       2,880        674      12,612
Non-interest expense               27,958       2,203      3,060      33,221
Intangible amortization               445          17         11         473
Income tax expense                  4,613         217         84       4,914
Net income                          9,686         437        296      10,419
Core operating earnings             9,686         437        296      10,419
Total assets                    3,720,026      12,351    111,899   3,844,276


At or for the three months      Community   Insurance      All
  ended June 30, 1999             Banks      Agencies     Other     Consolidated
                               ----------   ---------    -------    ------------
Interest income                $   59,453    $   15      $ 2,954     $   62,422
Interest expense                   24,862        21          665         25,548
Provision for loan losses           1,895                    645          2,540
Non-interest income                 7,996     1,698        1,737         11,431
Non-interest expense               26,655     1,350        3,278         31,283
Intangible amortization               459                      5            464
Income tax expense                  4,221                      1          4,222
Net income                          9,357       342           97          9,796
Core operating earnings             9,357       342           97          9,796
Total assets                    3,380,214     4,215       84,561      3,468,990


At or for the six months        Community   Insurance      All
  ended June 30, 2000             Banks      Agencies     Other     Consolidated
                               ----------  ----------   ---------   ------------
Interest income                $  131,026  $       33   $   9,652    $  140,711
Interest expense                   60,663          46       1,817        62,526
Provision for loan losses           3,954                   1,920         5,874
Non-interest income                17,510       6,164       1,648        25,322
Non-interest expense               56,206       4,338       6,027        66,571
Intangible amortization               885          17          22           924
Income tax expense                  8,486         690         434         9,610
Net income                         18,342       1,107       1,079        20,528
Core operating earnings            18,342       1,107       1,079        20,528
Total assets                    3,720,026      12,351     111,899     3,844,276


At or for the six months        Community    Insurance      All
  ended June 30, 1999             Banks       Agencies     Other    Consolidated
                               ----------  -----------  ---------   ------------
Interest income                $  116,434  $       23   $   7,227    $  123,684
Interest expense                   49,615          42       1,506        51,163
Provision for loan losses           3,301                   1,290         4,591
Non-interest income                16,005       3,606       3,085        22,696
Non-interest expense               54,214       2,593       6,338        63,145
Intangible amortization               923                      21           944
Income tax expense                  7,594                     306         7,900
Net income                         16,792         994         851        18,637
Core operating earnings            17,611         994         851        19,456
Total assets                    3,380,214       4,215      84,561     3,468,990

* Core operating earnings exclude merger related costs of $819,000, net of tax, for the six months ended June 30, 1999.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

     Net income for the first six months of 2000 increased to $20.5 million from $18.6 million for the first six months of 1999. Basic earnings per share were $.93 and $.84 for the six months ended June 30, 2000 and 1999, respectively, while diluted earnings per share were $.91 and $.82 for those same periods.
Core operating earnings consist of net income adjusted for non-recurring items. Non-recurring costs incurred during the first six months of 1999 included $819,000 in merger related costs, net of tax. Excluding these merger costs, net income was $19.5 million for the first six months of 1999, resulting in diluted earnings per share of $.85. There were no non-recurring items during the first six months of 2000. Highlights for the first six months of 2000 include:

     * A return on average assets of 1.1% and a return on average equity of 14.1%.

     * An increase in non-interest income of $2.6 million, including a 27.5% or $4.6 million increase in fee income, which consists of service charges, insurance commissions and trust income.

     * A 15.8% increase in average outstanding loans.

     * Continued strong asset quality.

FIRST SIX MONTHS OF 2000 AS COMPARED TO FIRST SIX MONTHS OF 1999:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Six Months Ended June 30              2000                        1999
                        ---------------------------  ---------------------------
                          Average            Yield/   Average             Yield/
                          Balance   Interest  Rate    Balance    Interest  Rate
                        ----------  -------- ------  ----------  -------- ------
ASSETS
Interest earning assets:
Interest bearing
  deposits with banks   $    3,223  $     94  5.83%  $    4,723  $    114  4.83%
Federal funds sold           6,929       203  5.86       39,004       928  4.76
Securities:
 Taxable                   401,793    12,642  6.33      463,393    14,103  6.14
 Non-taxable (1)            70,369     2,303  6.55       83,530     2,551  6.11
Loans (1) (2)            2,910,454   126,521  8.74    2,514,469   107,041  8.58
                        ----------  --------         ----------  --------
  Total interest
   earning assets        3,392,768   141,763  8.40    3,105,119   124,737  8.10
                        ----------  --------         ----------  --------
Cash and due from banks    121,200                      108,951
Allowance for loan losses  (37,839)                     (33,170)
Premises and equipment     106,742                       97,743
Other assets               156,270                      146,178
                        ----------                   ----------
                        $3,739,141                   $3,424,821
                        ==========                   ==========

LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing
   demand               $  499,737  $  5,218  2.10   $  467,178  $  4,149  1.79
 Savings                   765,851    11,027  2.90      804,435    11,049  2.77
 Other time              1,284,489    34,852  5.46    1,175,161    29,963  5.14
Short-term borrowings      285,322     7,760  5.47      187,582     4,035  4.34
Long-term debt             113,215     3,669  6.48       56,718     1,967  6.94
                        ----------  --------         ----------  --------
  Total interest
   bearing liabilities   2,948,614    62,526  4.26    2,691,074    51,163  3.83
                        ----------  --------         ----------  --------
Non-interest bearing
 demand deposits           436,743                      394,974
Other liabilities           60,541                       53,361
                        ----------                   ----------
                         3,445,898                    3,139,409
                        ----------                   ----------
STOCKHOLDERS' EQUITY       293,243                      285,412
                        ----------                   ----------
                        $3,739,141                   $3,424,821
                        ==========                   ==========

Net interest
  earning assets        $  444,154                   $  414,045
                        ==========                   ==========

Net interest income                 $ 79,237                     $ 73,574
                                    ========                     ========

Net interest spread                           4.14%                        4.27%
                                              =====                        =====

Net interest margin (3)                       4.70%                        4.78%
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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first six months of 2000, net interest income, on a fully taxable equivalent basis, totaled $79.2 million, representing a 7.7% increase over the first six months of 1999. Net interest income consisted of interest income of $141.8 million and interest expense of $62.5 million for the first six months of 2000 compared to $124.7 million and $51.2 million for each, respectively, for the first six months of 1999. Net interest margin decreased from 4.78% at June 30, 1999 to 4.70% at June 30, 2000. The yield on total interest earning assets increased by 30 basis points and the rate paid on interest bearing liabilities increased by 43 basis points. With a higher interest rate environment during the latter part of 1999 and into the first six months of 2000, the Corporation has experienced some margin compression. Although the Corporation has experienced some margin compression, net interest income has risen as earning assets have increased by 9.3%. In the event that interest rates continue to increase, there is a possibility that the compression could continue as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the quarter ending June 30, 2000 as compared to the quarter ending June 30, 1999 (in thousands):

                                                 Volume    Rate       Net
                                                -------   -------   -------
INTEREST INCOME
Interest bearing deposits with banks            $   (57)  $    37   $   (20)
Federal funds sold                               (1,010)      284      (726)
Securities:
  Taxable                                        (1,904)      443    (1,461)
  Non-taxable                                      (457)      209      (248)
Loans                                            17,418     2,063    19,481
                                                -------   -------   -------
                                                 13,990     3,036    17,026
                                                -------   -------   -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                           307       762     1,069
  Savings                                        (1,022)    1,000       (22)
  Other time                                      2,929     1,960     4,889
Short-term borrowings                             2,484     1,241     3,725
Long-term debt                                    1,826      (124)    1,702
                                                -------   -------   -------
                                                  6,524     4,839    11,363
                                                -------   -------   -------
NET CHANGE                                      $ 7,466   $(1,803)  $ 5,663
                                                =======   =======   =======

     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

     Interest income on loans, on a fully taxable equivalent basis, increased 18.2% from $107.0 million for the six months ended June 30, 1999 to $126.5 million for the six months ended June 30, 2000. This increase was the result of an increase in average loans of 15.8% and to a lesser degree an increase of 16 basis points in the average yield over the same period last year.

     Interest expense on deposits increased $5.9 million or 13.1% for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, as average interest bearing deposits rose 4.2% over this period. The average balances in time deposits and interest bearing demand deposits increased by $109.3 million and $32.6 million, respectively, while the average balance in savings deposits decreased by $38.6 million.

The average balance in non-interest bearing demand deposits increased by $41.8 million. Interest expense on short-term borrowings increased $3.7 million for these same periods due to a $97.7 million increase in average short-term borrowings and a 113 basis point increase in the rate paid on these borrowings. Additionally, interest expense on long-term debt increased $1.7 million from June 30, 1999 due to a $56.6 million increase in average long-term debt, which was partially offset by a decline in the rate paid of 46 basis points.

     The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses increased 28.0% to $5.9 million for the first six months of 2000, as compared to $4.6 million for the first six months of 1999. The increase reflects the Corporation's continued strong loan growth. The allowance for loan losses as a percentage of total loans was 1.3% at June 30, 2000 and 1999.

     Non-interest income increased 11.6% from $22.7 million during the first six months of 1999 to $25.3 million during the first six months of 2000. Service charges, insurance commissions and fees and trust income increased $4.6 million or 27.5% over the first six months of 1999. These higher levels of fee income are attributable to increases in deposits as well as the Corporation's continued expansion into annuity and mutual fund sales and insurance. This increase was offset by decreases of $828,000 in gains on the sale of securities and $847,000 in gains on the sale of loans during the comparable six month periods.

     Total non-interest expenses increased 5.3% from $64.1 million during the first six months of 1999 to $67.5 million during the first six months of 2000. The increase was primarily attributable to an increase of $3.5 million in salaries and employee benefits. This increase was due to normal annual salary adjustments and continued escalation of certain benefit costs. In addition, salaries and benefits have increased as the Corporation supports the expansion into fee based services and insurance. Additionally, net occupancy and equipment has increased $938,000 during this same period, resulting from several purchase transactions that the Corporation completed after June 30, 1999. Included in non-interest expenses during the first six months of 1999 was $1.3 million in merger related costs. These expenses were primarily data processing termination, conversion costs and change in control provisions associated with various mergers.

     The Corporation's income tax expense was $9.6 million for the first six months of 2000 compared to $7.9 million for the same period of 1999. The effective tax rate of 31.9% for the six months ended June 30, 2000 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

SECOND QUARTER OF 2000 AS COMPARED TO SECOND QUARTER OF 1999

     During the second quarter of 2000, net interest income increased $2.4 million or 6.6% over the second quarter of 1999. Total interest income increased $9.1 million or 14.6%, primarily the result of an increase in loan volume. Total interest expense increased $6.7 million or 26.2% during the second quarter of 2000, compared to the second quarter of 1999, due to increases in the average balances of deposits and borrowings .

     The provision for loan losses totaled $2.9 million for the second quarter of 2000, as compared to $2.5 million for the second quarter of 1999.

     Non-interest income increased 10.3% during the second quarter of 2000 compared to the same period of 1999, primarily due to a $2.0 million increase in fee based income and insurance. Total non-interest expenses increased 6.1% during the second quarter of 2000, compared to the second quarter of 1999, mainly due to an increase of $1.3 million in salaries and employee benefits, associated with annual merit increases and additional support needed for the Corporation's expansion into fee based services and insurance.

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

     Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $30.0 million was unused at June 30, 2000. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other funding sources.

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

     The gap analysis which follows measures the interest rate risk of the Corporation by comparing the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was .87 at June 30, 2000, as compared to 1.05 at June 30, 1999. A ratio of less than one indicates an excess of repricing liabilities over repricing assets. Based on the cumulative one-year gap and assuming no change in asset/liability composition, an increase in interest rates is expected to result in a reduction in net interest income over the next twelve months.

     Net interest income simulations measure the exposure to short-term earnings from changes in market rates of interest in a more rigorous and explicit fashion. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical interest rate scenarios. An immediate 100 basis point increase in interest rates as of June 30, 2000 is estimated to reduce net interest income by 2.1% or $3.2 million over the next twelve month period. Comparatively, a 100 basis point increase in interest rates as of June 30, 1999 was estimated to have a minimal impact on net interest income during the twelve month period following June 30, 1999.

     Following is the gap analysis as of June 30, 2000 (in thousands):

                        Within       4-12        1-5        Over
                       3 Months     Months      Years      5 years      Total
                      ----------  ----------  ----------  ----------  ----------
INTEREST EARNING ASSETS
Interest bearing
  deposits with
  banks               $    3,086  $      100  $       89              $    3,275
Federal funds sold        12,553                                          12,553
Securities:
  Available for sale      32,380      71,566     259,378  $   33,778     397,102
  Held to maturity         4,482       7,574      28,932      30,833      71,821
Loans, net of unearned   741,165     597,686   1,396,875     251,422   2,987,148
                      ----------  ----------  ----------  ----------  ----------
                         793,666     676,926   1,685,274     316,033   3,471,899
Other assets                                                 372,377     372,377
                      ----------  ----------  ----------  ----------  ----------
                      $  793,666  $  676,926  $1,685,274  $  688,410  $3,844,276
                      ==========  ==========  ==========  ==========  ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking   $  115,788                          $  386,133  $  501,921
  Savings                266,028                             505,015     771,043
  Time deposits          313,567  $  606,804  $  390,982               1,311,353
Short-term borrowings    301,668      10,038       1,187       2,259     315,152
Long-term debt            73,717      10,633      20,993      19,525     124,868
                      ----------  ----------  ----------  ----------  ----------
                       1,070,768     627,475     413,162     912,932   3,024,337
Other liabilities                                            516,687     516,687
Stockholders' equity                                         303,252     303,252
                      ----------  ----------  ----------  ----------  ----------
                      $1,070,768  $  627,475  $  413,162  $1,732,871  $3,844,276
                      ==========  ==========  ==========  ==========  ==========

PERIOD GAP            $ (277,102) $   49,451  $1,272,112 $(1,044,461)
                      ==========  ==========  ========== ===========

CUMULATIVE GAP        $ (277,102) $ (227,651) $1,044,461
                      ==========  ==========  ==========

CUMULATIVE GAP AS A
  PERCENT OF
  TOTAL ASSETS             (7.21)%     (5.92)%     27.16%
                           ======      ======      =====

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)               .74         .87        1.49         1.15
                             ===         ===        ====         ====

     The preceding measures indicate that the Corporation's earnings are susceptible to an increase in interest rates. In general, the increased susceptibility to rising interest rates can be attributed to a greater proportion of rate-sensitive liabilities on the balance sheet at June 30, 2000. However, the disclosed measures are within the limits set forth in the Corporation's Asset/Liability Policy. Furthermore, the computations do not contemplate any actions the ALCO could undertake to mitigate an increase in interest rates. The measurements assumed no change in asset/liability composition.

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

     Capital management is a continuous process. Since December 31, 1999, stockholders' equity has increased $12.7 million as a result of earnings retention. For the six months ended June 30, 2000, the return on average equity was 14.1% and the dividend payout ratio was 37.7%. Book value per common share was $13.49 at June 30, 2000, compared to $12.79 at June 30, 1999.

LOANS

     Following is a summary of loans (dollars in thousands):

                                             JUNE 30,    DECEMBER 31,
                                               2000          1999
                                            ----------   ------------
Real estate:
  Residential                               $1,125,190    $1,059,432
  Commercial                                   789,361       747,835
  Construction                                 168,246       119,398
Installment loans to individuals               332,630       334,810
Commercial, financial and agricultural         385,070       350,023
Lease financing                                240,947       254,252
Unearned income                                (58,570)      (61,976)
                                            ----------    ----------
                                            $2,982,874    $2,803,774
                                            ==========    ==========

NON-PERFORMING ASSETS

     Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     Non-performing loans are closely monitored on an ongoing basis as part of Corporation's loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

     Following is a summary of non-performing assets (dollars in thousands):

                                                 JUNE 30,      DECEMBER 31,
                                                   2000            1999
                                                 --------      ------------
Non-performing assets:
  Non-accrual loans                              $  7,898        $  9,321
  Restructured loans                                2,993           3,560
    Total non-performing loans                     10,891          12,881
  Other real estate owned                           5,871           4,801
                                                 --------        --------
    Total non-performing assets                  $ 16,762        $ 17,682
                                                 ========        ========

Asset quality ratios:
  Non-performing loans as percent of total loans      .37%            .46%
  Non-performing assets as percent of total assets    .44%            .48%

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                        ------------------   ------------------
                                          2000      1999       2000      1999
                                        --------  --------   --------  --------
Balance at beginning of period          $ 37,749  $ 32,709   $ 36,311  $ 32,308

Charge-offs                               (2,471)   (1,300)    (4,429)   (3,265)
Recoveries                                   439       480        862       795
                                        --------  --------   --------  --------
  Net charge-offs                         (2,032)     (820)    (3,567)   (2,470)

Provision for loan losses                  2,901     2,540      5,874     4,591
                                        --------  --------   --------  --------
Balance at end of period                $ 38,618  $ 34,429   $ 38,618  $ 34,429
                                        ========  ========   ========  ========

Allowance for loan losses to:
  Total loans, net of unearned income                            1.29%     1.34%
  Non-performing loans                                         354.59%   273.03%

REGULATORY MATTERS

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

     As of March 31, 2000, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of June 30, 2000, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of June 30, 2000 for the Corporation (dollars in thousands):

                                          Well Capitalized    Minimum Capital
                            Actual          Requirements       Requirements
                      ----------------    ----------------    ----------------
                       Amount    Ratio     Amount    Ratio     Amount    Ratio
                      --------   -----    --------   -----    --------   -----
Total Capital         $327,146   11.3%    $290,544   10.0%    $232,435    8.0%
  (to risk-weighted
   assets)
Tier 1 Capital         287,743    9.9%     174,327    6.0%     116,218    4.0%
  (to risk-weighted
   assets)
Tier 1 Capital         287,743    7.7%     188,150    5.0%     150,520    4.0%
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

     Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Shareholders of F.N.B. Corporation was held on April 17, 2000. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.

     All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:

                                              Shares Voted     Shares
                                                 "For"       "Withhold"
                                              ------------   ----------
     W. Richard Blackwood                       15,674,884      245,727
     William B. Campbell                        15,674,104      246,507
     Stephen J. Gurgovits                       15,689,098      231,513
     Donna C. Winner                            15,555,870      364,741

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         10.16. Employment Agreement between F.N.B. Corporation and Kevin C. Hale (filed herewith)

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


                                         F.N.B. Corporation
                                         ---------------------------------------
                                         (Registrant)



Dated: August 11, 2000                /s/Peter Mortensen
       ___________________________    __________________________________________
                                      Peter Mortensen
                                      Chairman and Chief Executive Officer
                                      (Principal Executive Officer)


Dated: August 11, 2000                /s/John D. Waters
       __________________________     __________________________________________
                                      John D. Waters
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)