Form 10-Q
period 2000-09-30
FNB CORP/PA
filed 2000-11-14
CIK 37808

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549

                                       FORM 10-Q
(Mark One)
   [X]                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2000
                                ------------------------------------------------
                                           OR
   [ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________ to ______________________
Commission file number 0-8144
                       ------
                                    F.N.B. CORPORATION
--------------------------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

           Pennsylvania                                  25-1255406
---------------------------------------    -------------------------------------
    (State or other jurisdiction of        (I.R.S. Employee Identification No.)
    incorporation or organization)

                        One F.N.B. Boulevard, Hermitage, PA  16148
--------------------------------------------------------------------------------
                   (Address of principal executive offices) (Zip Code)

                                      (724) 981-6000
--------------------------------------------------------------------------------
                  (Registrant's telephone number, including area code


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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ____    No____

                             APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at October 31, 2000
           -----                               -------------------------------

 Common Stock, $2 Par Value                          22,047,458 Shares
 --------------------------                          -----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 2000
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

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2000            1999
                                                  -------------   ------------
ASSETS
Cash and due from banks                             $  121,168     $  171,183
Interest bearing deposits with banks                     3,476          3,478
Federal funds sold                                      25,674          7,467
Mortgage loans held for sale                            26,242          8,733
Securities available for sale                          412,283        408,731
Securities held to maturity (fair
  value of $64,434 and $75,905)                         65,255         77,359
Loans, net of unearned income of $67,856
  and $61,976                                        2,961,729      2,803,774
Allowance for loan losses                              (39,259)       (36,311)
                                                    ----------     ----------
    NET LOANS                                        2,922,470      2,767,463
                                                    ----------     ----------

Premises and equipment                                 107,783        105,052
Other assets                                           173,994        156,718
                                                    ----------     ----------
                                                    $3,858,345     $3,706,184
                                                    ==========     ==========

LIABILITIES
Deposits:
  Non-interest bearing                              $  430,425     $  424,352
  Interest bearing                                   2,617,297      2,485,082
                                                    ----------     ----------
    TOTAL DEPOSITS                                   3,047,722      2,909,434

Other liabilities                                       67,287         56,604
Short-term borrowings                                  307,653        332,197
Long-term debt                                         122,001        117,634
                                                    ----------     ----------
    TOTAL LIABILITIES                                3,544,663      3,415,869
                                                    ----------     ----------
STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 172,802 and 207,459 shares
  Aggregate liquidation value - $4,320 and $5,186        1,728          2,075
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 22,478,436 and 21,005,720 shares             44,957         42,011
Additional paid-in capital                             206,098        182,834
Retained earnings                                       68,680         71,310
Accumulated other comprehensive income                  (2,266)        (4,803)
Treasury stock - 258,162 and 121,132 shares at cost     (5,515)        (3,112)
                                                    ----------     ----------
    TOTAL STOCKHOLDERS' EQUITY                         313,682        290,315
                                                    ----------     ----------
                                                    $3,858,345     $3,706,184
                                                    ==========     ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                          THREE MONTHS ENDED  NINE MONTHS ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                          ------------------  ------------------
                                            2000      1999      2000      1999
                                          --------  --------  --------  --------
INTEREST INCOME
Loans, including fees                     $ 66,855  $ 56,156  $192,827  $162,737
Securities:
  Taxable                                    6,444     6,980    19,086    21,083
  Nontaxable                                   466       491     1,434     1,700
  Dividends                                    493       381     1,325     1,130
Other                                          444       177       741     1,219
                                          --------  --------  --------  --------
    TOTAL INTEREST INCOME                   74,702    64,185   215,413   187,869
                                          --------  --------  --------  --------

INTEREST EXPENSE
Deposits                                    29,056    21,995    80,153    67,156
Short-term borrowings                        4,531     3,526    12,291     7,561
Long-term debt                               2,335     1,143     6,004     3,110
                                          --------  --------  --------  --------
    TOTAL INTEREST EXPENSE                  35,922    26,664    98,448    77,827
                                          --------  --------  --------  --------
    NET INTEREST INCOME                     38,780    37,521   116,965   110,042
Provision for loan losses                    2,439     2,105     8,313     6,696
                                          --------  --------  --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES             36,341    35,416   108,652   103,346
                                          --------  --------  --------  --------
NON-INTEREST INCOME
Insurance commissions and fees               5,058     2,679    13,407     8,057
Service charges                              5,568     5,221    16,261    14,706
Trust                                        1,162       975     3,309     2,736
Gain on sale of securities                      64       380       142     1,286
Gain on sale of loans                          757       473     1,345     1,908
Gain on sale of a branch                                 603                 603
Other                                        2,047     1,953     5,514     5,684
                                          --------  --------  --------  --------
    TOTAL NON-INTEREST INCOME               14,656    12,284    39,978    34,980
                                          --------  --------  --------  --------
                                            50,997    47,700   148,630   138,326
                                          --------  --------  --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits              19,248    17,713    57,372    52,315
Net occupancy                                2,389     2,185     6,914     6,633
Equipment                                    3,143     2,787     9,281     8,064
Merger related                                                             1,333
Other                                       10,216     9,992    28,924    28,421
                                          --------  --------  --------  --------
    TOTAL NON-INTEREST EXPENSES             34,996    32,677   102,491    96,766
                                          --------  --------  --------  --------
    INCOME BEFORE INCOME TAXES              16,001    15,023    46,139    41,560
Income taxes                                 5,067     4,678    14,677    12,578
                                          --------  --------  --------  --------
    NET INCOME                            $ 10,934  $ 10,345  $ 31,462  $ 28,982
                                          ========  ========  ========  ========

NET INCOME PER COMMON SHARE:*
  Basic                                       $.49      $.47     $1.42     $1.31
                                              ====      ====     =====     =====

  Diluted                                     $.48      $.45     $1.38     $1.27
                                              ====      ====     =====     =====


CASH DIVIDENDS PER COMMON SHARE*              $.18      $.17     $ .53     $ .50
                                              ====      ====     =====     =====

* Restated to reflect a 5 percent stock dividend declared on April 17, 2000.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited
                                                        NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                        -----------------
                                                         2000       1999
                                                      ---------  ---------
OPERATING ACTIVITIES
Net income                                            $  31,462  $  28,982
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                         9,414      7,919
    Provision for loan losses                             8,313      6,696
    Deferred taxes                                       (1,684)     7,565
    Net gain on sale of securities                         (142)    (1,286)
    Net gain on sale of loans                            (1,345)    (1,908)
    Proceeds from sale of loans                          17,801     45,858
    Loans originated for sale                           (33,965)   (35,667)
    Net change in:
      Interest receivable                                (2,671)      (358)
      Interest payable                                    4,802       (151)
    Other, net                                           (9,025)    (7,894)
                                                      ---------  ---------
      Net cash flows from operating activities           22,960     49,756
                                                      ---------  ---------
INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                        2     (1,097)
  Federal funds sold                                    (18,207)    41,459
  Loans                                                (164,166)  (262,851)
Securities available for sale:
  Purchases                                             (68,727)  (148,722)
  Sales                                                  12,977     17,258
  Maturities                                             56,374    140,644
Securities held to maturity:
  Purchases                                              (1,664)    (1,012)
  Maturities                                             13,770     33,992
Increase in premises and equipment                      (10,813)   (15,256)
                                                      ---------  ---------
      Net cash flows from investing activities         (180,454)  (195,585)
                                                      ---------  ---------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW          9,963    (20,191)
  Time deposits                                         128,325    (18,793)
  Short-term borrowings                                 (24,544)   190,141
Increase in long-term debt                               40,467      2,453
Decrease in long-term debt                              (36,100)   (22,234)
Net acquisition of treasury stock                         1,322     (3,996)
Cash dividends paid                                     (11,954)   (11,830)
                                                      ---------  ---------
     Net cash flows from financing activities           107,479    115,550
                                                      ---------  ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      (50,015)   (30,279)
Cash and due from banks at beginning of period          171,183    134,847
                                                      ---------  ---------
CASH AND DUE FROM BANKS AT END OF PERIOD              $ 121,168  $ 104,568
                                                      =========  =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2000

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

MERGERS AND ACQUISITIONS

     On August 15, 2000 the Corporation completed its affiliation with Altamura, Marsh and Associates, based in Clearwater and Fort Myers, Florida. The transaction was accounted for as a purchase. Altamura, Marsh and Associates is operating as a division of Roger Bouchard Insurance, Inc., a wholly-owned subsidiary of the Corporation. On July 31, 2000, the Corporation's wholly-owned consumer finance subsidiary, Regency Finance Company, completed its acquisition of eight offices in Tennessee having gross loans of $42.0 million. The transaction, which was accounted for as a purchase, resulted in the recognition of $1.2 million of goodwill.

     The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

NEW ACCOUNTING STANDARD

     Financial Accounting Standards Statement (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The statement is effective for the Corporation's fiscal year ending December 31, 2001. Because the Corporation has not entered into any derivative transactions, the adoption of this statement is not anticipated to have a material impact on the financial statements.

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

EARNINGS PER SHARE

     The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                 Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                               -----------------------   -----------------------
                                 2000         1999         2000         1999
                              ----------   ----------   ----------   ----------
BASIC
Net income                    $   10,934   $   10,345   $   31,462   $   28,982

Less:  Preferred stock
  dividends declared                 (83)        (102)        (180)        (263)
                              ----------   ----------   ----------   ----------
Earnings applicable to
  basic earnings per share    $   10,851   $   10,243   $   31,282   $   28,719
                              ==========   ==========   ==========   ==========

Average common shares
  outstanding                 22,189,281   21,839,130   22,000,511   21,838,704
                              ==========   ==========   ==========   ==========

Earnings per share                  $.49         $.47        $1.42        $1.32
                                    ====         ====        =====        =====


                                 Three Months Ended         Nine Months Ended
                                    September 30,             September 30,
                              -----------------------   -----------------------
                                 2000          1999         2000         1999
                              ----------   ----------   ----------   ----------
DILUTED
Earnings applicable to diluted
  earnings per share          $   10,934   $   10,345   $   31,462   $   28,982
                              ==========   ==========   ==========   ==========

Average common shares
  outstanding                 22,189,281   21,839,130   22,000,511   21,838,704
Series A convertible
  preferred stock                 22,924       20,230       22,924       20,230
Series B convertible
  preferred stock                392,449      521,402      415,406      535,635
Net effect of dilutive
  stock options and
  stock warrants based
  on the treasury stock
  method                         345,616      489,737      358,591      467,007
                              ----------   ----------   ----------   ----------
                              22,950,270   22,870,499   22,797,432   22,861,576
                              ==========   ==========   ==========   ==========

Earnings per share                  $.48         $.45        $1.38        $1.27
                                    ====         ====        =====        =====

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

                                                             Nine Months Ended
                                                               September 30
                                                            -------------------
                                                              2000        1999
                                                            -------     -------
Cash paid for:
  Interest                                                  $93,646     $77,978
  Taxes                                                       6,994       6,328

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans           1,311       3,455
  Loans granted in the sale of other real estate                465          91

COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, are as follows (in thousands):

                                  Three Months Ended        Nine Months Ended
                                    September 30,             September 30,
                                ----------------------    ---------------------
                                  2000          1999        2000         1999
                                --------      --------    --------     --------
Net income                      $ 10,934      $ 10,345    $ 31,462     $ 28,982
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding (losses)
      gains arising during the
      period                       3,202          (564)      2,684       (7,017)

  Less:  reclassification
      adjustment for gains
      included in net income         (38)         (270)       (147)        (832)
                                --------      --------    --------     --------
Other comprehensive income         3,164          (834)      2,537       (7,849)
                                --------      --------    --------     --------
Comprehensive income            $ 14,098      $  9,511    $ 33,999     $ 21,133
                                ========      ========    ========     ========
BUSINESS SEGMENTS

     The Corporation operates in two reportable segments: community banks and insurance agencies. The Corporation's community bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community bank subsidiaries offer trust services as well as various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance agencies are full-service insurance companies offering all lines of commercial and personal insurance through major carriers. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

At or for the three months      Community   Insurance      All
  ended September 30, 2000        Banks     Agencies      Other    Consolidated
                                ----------  ----------  ---------  ------------
Interest income                 $   69,254  $       27  $   5,421   $   74,702
Interest expense                    34,459          53      1,410       35,922
Provision for loan losses            1,349                  1,090        2,439
Non-interest income                  9,445       3,797      1,414       14,656
Non-interest expense                27,308       3,256      3,875       34,439
Intangible amortization                443          83         31          557
Income tax expense (credit)          4,876         227        (36)       5,067
Net income                          10,264         205        465       10,934
Core operating earnings             10,264         205        465       10,934
Total assets                     3,732,712      17,810    107,823    3,858,345

At or for the three months       Community  Insurance      All
  ended September 30, 1999        Banks     Agencies      Other    Consolidated
                                ----------  ----------  ---------  ------------
Interest income                 $   60,788  $       14  $   3,383   $   64,185
Interest expense                    25,960          21        683       26,664
Provision for loan losses            1,460                    645        2,105
Non-interest income                  8,531       1,942      1,811       12,284
Non-interest expense                26,885       1,476      3,821       32,182
Intangible amortization                454          29         12          495
Income tax expense (credit)          4,736                    (58)       4,678
Net income                           9,824         430         91       10,345
Core operating earnings              9,432         430        458       10,320
Total assets                     3,457,956       6,582     79,501    3,544,039


At or for the nine months         Community  Insurance       All
  ended September 30, 2000         Banks     Agencies      Other   Consolidated
                                 ----------  ----------  --------- ------------
Interest income                  $  200,280  $       60  $  15,073  $  215,413
Interest expense                     95,122          99      3,227      98,448
Provision for loan losses             5,303                  3,010       8,313
Non-interest income                  26,955       9,961      3,062      39,978
Non-interest expense                 83,514       7,594      9,902     101,010
Intangible amortization               1,328         100         53       1,481
Income tax expense                   13,362         917        398      14,677
Net income                           28,606       1,311      1,545      31,462
Core operating earnings              28,606       1,311      1,545      31,462
Total assets                      3,732,712      17,810    107,823   3,858,345

At or for the nine months         Community  Insurance      All
  ended September 30, 1999         Banks     Agencies      Other   Consolidated
                                 ----------  ----------  --------- ------------
Interest income                  $  177,222  $       37  $  10,610  $  187,869
Interest expense                     75,575          63      2,189      77,827
Provision for loan losses             4,761                  1,935       6,696
Non-interest income                  24,536       5,548      4,896      34,980
Non-interest expense                 81,099       4,069     10,159      95,327
Intangible amortization               1,377          29         33       1,439
Income tax expense                   12,330                    248      12,578
Net income                           26,616       1,424        942      28,982
Core operating earnings              27,043       1,424      1,309      29,776
Total assets                      3,457,956       6,582     79,501   3,544,039

* Core operating earnings exclude gain on the sale of a branch of $392,000 and non-recurring costs of $367,000 for the three months ended September 30, 1999 and merger related costs of $819,000, gain on the sale of a branch of $392,000 and other non-recurring costs of $367,000 for the nine months ended September 30, 1999, all on an after-tax basis.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

     Net income for the first nine months of 2000 increased to $31.5 million from $29.0 million for the first nine months of 1999. Basic earnings per share were $1.42 and $1.31 for the nine months ended September 30, 2000 and 1999, respectively, while diluted earnings per share were $1.38 and $1.27 for those same periods. Core operating earnings consist of net income adjusted for non-recurring items. Non-recurring items incurred during the first nine months of 1999 included merger related costs of $819,000, gain on the sale of a branch of $392,000 and non-recurring costs of $367,000, all net of tax. Excluding these merger costs, net income was $29.8 million for the first nine months of 1999, resulting in diluted earnings per share of $1.30. There were no non-recurring items during the first nine months of 2000. Highlights for the first nine months of 2000 include:

     * A return on average assets of 1.1% and a return on average equity of 14.1%.

     * An increase in non-interest income of $5.0 million, including a 29.3% or $7.5 million increase in fee income, which consists of service charges, insurance commissions and trust income.

     *     A 14.9% increase in average outstanding loans.
     *     Continued strong asset quality.

FIRST NINE MONTHS OF 2000 AS COMPARED TO FIRST NINE MONTHS OF 1999:

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Nine Months Ended
   September 30                       2000                        1999
                           ------------------------  --------------------------
                           Average           Yield/   Average             Yield/
                           Balance  Interest  Rate    Balance    Interest  Rate
                        ----------  -------- ------  ----------  -------- ------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks             $    3,270  $    153  6.24%  $    4,738  $    175  4.92%
Federal funds sold          12,458       588  6.29       28,693     1,044  4.85
Securities:
 Taxable                   404,784    19,086  6.30      459,233    21,083  6.14
 Non-taxable (1)            68,791     3,495  6.77       80,585     3,696  6.12
Loans (1) (2)            2,937,102   193,713  8.81    2,555,662   163,455  8.55
                        ----------  --------         ----------  --------
  Total interest
   earning assets        3,426,405   217,035  8.46    3,128,911   189,453  8.09
                        ----------  --------         ----------  --------
Cash and due from banks    119,501                      108,159
Allowance for loan losses  (38,404)                     (33,712)
Premises and equipment     107,168                       99,483
Other assets               159,727                      146,621
                        ----------                   ----------
                        $3,774,397                   $3,449,462

LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing
   demand               $  491,952  $  7,995  2.17   $  466,226  $  6,738  1.93
 Savings                   772,883    17,317  2.99      803,352    16,142  2.69
  Other time             1,301,750    54,841  5.63    1,163,872    44,276  5.09
Short-term borrowings      287,607    12,291  5.71      221,583     7,561  4.56
Long-term debt             122,309     6,004  6.55       60,899     3,110  6.81
                        ----------  --------         ----------  --------
  Total interest
   bearing liabilities   2,976,501    98,448  4.42    2,715,932    77,827  3.83
                        ----------  --------         ----------  --------
Non-interest bearing
 demand deposits           437,712                      395,050
Other liabilities           62,172                       53,023
                        ----------                   ----------
                         3,476,385                    3,164,005
                        ----------                   ----------
STOCKHOLDERS' EQUITY       298,012                      285,457
                        ----------                   ----------
                        $3,774,397                   $3,449,462
                        ==========                   ==========

Net interest
  earning assets        $  449,904                   $  412,979
                        ==========                   ==========

Net interest income                 $118,587                     $111,626
                                    ========                     ========

Net interest spread                           4.04%                        4.26%
                                              =====                        =====

Net interest margin (3)                       4.62%                        4.77%
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

     Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first nine months of 2000, net interest income, on a fully taxable equivalent basis, totaled $118.6 million, representing a 6.2% increase over the first nine months of 1999. Net interest income consisted of interest income of $217.0 million and interest expense of $98.4 million for the first nine months of 2000 compared to $189.5 million and $77.8 million for each, respectively, for the first nine months of 1999. Net interest margin decreased from 4.77% at September 30, 1999 to 4.62% at September 30, 2000. The yield on total interest earning assets increased by 37 basis points and the rate paid on interest bearing liabilities increased by 59 basis points. Although the Corporation has experienced some margin compression since September 30, 1999, net interest income has risen as earning assets have increased by 9.5%. There is a possibility that the compression could continue as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the quarter ending September 30, 2000 as compared to the quarter ending September 30, 1999 (in thousands):

                                                  Volume     Rate       Net
                                                  -------   -------   -------
INTEREST INCOME
Interest bearing deposits with banks              $  (164)  $   142   $   (22)
Federal funds sold                                   (959)      503      (456)
Securities:
  Taxable                                          (2,560)      563    (1,997)
  Non-taxable                                        (733)      532      (201)
Loans                                              25,137     5,121    30,258
                                                  -------   -------   -------
                                                   20,721     6,861    27,582
                                                  -------   -------   -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                             386       871     1,257
  Savings                                            (606)    1,781     1,175
  Other time                                        5,574     4,991    10,565
Short-term borrowings                               2,562     2,168     4,730
Long-term debt                                      3,008      (114)    2,894
                                                  -------   -------   -------
                                                   10,924     9,697    20,621
                                                  -------   -------   -------
NET CHANGE                                        $ 9,797   $(2,836)  $ 6,961
                                                  =======   =======   =======


     The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

     Interest income on loans, on a fully taxable equivalent basis, increased 18.5% from $163.5 million for the nine months ended September 30, 1999 to $193.7 million for the nine months ended September 30, 2000. This increase was the result of an increase in average loans of 14.9% and to a lesser degree an increase of 26 basis points in the average yield over the same period last year.

     Interest expense on deposits increased $13.0 million or 19.4% for the nine months ended September 30, 2000, compared to the same period of 1999, as average interest bearing deposits rose 5.5% over this period. The average balances in time deposits and interest bearing demand deposits increased by $137.9 million and $25.7 million, respectively, while the average balance in savings deposits decreased by $30.5 million. The average balance in non-interest bearing demand deposits increased by $42.7 million. Interest expense on short-term borrowings increased $4.7 million for these same periods due to a $66.0 million increase in average short-term borrowings and a 115 basis point increase in the rate paid on these borrowings. Additionally, interest expense on long-term debt increased $2.9 million from September 30, 1999 due to a $61.4 million increase in average long-term debt, which was partially offset by a decline in the rate paid of 26 basis points.

     The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses increased 24.1% to $8.3 million for the first nine months of 2000, as compared to $6.7 million for the first nine months of 1999. The increase reflects the Corporation's continued strong loan growth. The allowance for loan losses as a percentage of total loans was 1.33% at September 30, 2000 and 1999.

     Non-interest income increased 14.3% from $35.0 million during the first nine months of 1999 to $40.0 million during the first nine months of 2000. Insurance commissions and fees, service charges and trust income increased $7.5 million or 29.3% over the first nine months of 1999. These higher levels of fee income are attributable to growth in insurance, increases in deposits and the Corporation's continued expansion into annuity and mutual fund sales and trust services. This increase was offset by decreases of $1.1 million in gains on the sale of securities and $563,000 in gains on the sale of loans during the comparable nine month periods. Additionally, the Corporation recognized a $603,000 gain on the sale of a branch during the nine months ended September 30, 1999.

     Total non-interest expenses increased 5.9% from $96.8 million during the first nine months of 1999 to $102.5 million during the first nine months of 2000. The increase was primarily attributable to an increase of $5.1 million in salaries and employee benefits. This increase was due to both normal annual salary adjustments and business expansion, as further discussed within the "Mergers and Acquisitions" section of this report. In addition, salaries and benefits have increased as the Corporation supports the expansion into fee based services and insurance. Additionally, net occupancy and equipment has increased $1.5 million during this same period, resulting from several purchase transactions that the Corporation completed after September 30, 1999. Included in non-interest expenses during the first nine months of 1999 was $1.3 million in merger related costs. These expenses were primarily data processing termination, conversion costs and change in control provisions associated with various mergers.

     The Corporation's income tax expense was $14.7 million for the first nine months of 2000 compared to $12.6 million for the same period of 1999. The effective tax rate of 31.8% for the nine months ended September 30, 2000 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

THIRD QUARTER OF 2000 AS COMPARED TO THIRD QUARTER OF 1999

     During the third quarter of 2000, net interest income increased $1.3 million or 3.4% over the third quarter of 1999. Total interest income increased $10.5 million or 16.4%, primarily the result of an increase in loan volume and to a lesser extent an increase in the yield on average earning assets from 8.09% to 8.46%. Total interest expense increased $9.3 million or 34.7% during the third quarter of 2000, compared to the third quarter of 1999, due to increases in the average balances of deposits and borrowings .

     The provision for loan losses totaled $2.4 million for the third quarter of 2000, as compared to $2.1 million for the third quarter of 1999.

     Non-interest income increased 19.3% during the third quarter of 2000 compared to the same period of 1999, primarily due to a $2.9 million or 32.8% increase in fee based income and insurance. Total non-interest expenses increased 7.1% during the third quarter of 2000, compared to the third quarter of 1999, mainly due to an increase of $1.5 million in salaries and employee benefits, associated with business acquisitions and additional support needed for the Corporation's expansion into fee based services and insurance.

LIQUIDITY AND INTEREST RATE SENSITIVITY

     The Corporation monitors its liquidity position on an ongoing basis to assure that it is able to meet the need for funds at all times. Given the monetary nature of its assets and liabilities and the source of liquidity provided by the available for sale securities portfolio, the Corporation has sufficient sources of funds available as needed to meet its routine, operational cash needs.

     Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $33.0 million was unused at September 30, 2000. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other funding sources.

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

     The gap analysis which follows measures the interest rate risk of the Corporation by comparing the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was .86 at September 30, 2000, as compared to .96 at September 30, 1999. A ratio of less than one indicates an excess of repricing liabilities over repricing assets. Based on the cumulative one-year gap and assuming no change in asset/liability composition, an increase in interest rates is expected to result in a reduction in net interest income over the next twelve months.

     Net interest income simulations measure the exposure to short-term earnings from changes in market rates of interest in a more rigorous and explicit fashion. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical interest rate scenarios. An immediate 100 basis point increase in interest rates as of September 30, 2000 is estimated to reduce net interest income by 1.7% or $2.6 million over the next twelve month period. Comparatively, a 100 basis point increase in interest rates as of September 30, 1999 was estimated to have a minimal impact on net interest income during the twelve month period following September 30, 1999.

Following is the gap analysis as of September 30, 2000 (in thousands):

                           Within      4-12       1-5         Over
                          3 Months    Months     Years      5 years     Total
                          --------  ---------  ----------  --------- -----------
INTEREST EARNING ASSETS
Interest bearing
  deposits with banks     $  3,386             $       90             $    3,476
Federal funds sold          25,674                                        25,674
Securities:
  Available for sale        30,775  $  70,431     273,980  $   37,097    412,283
  Held to maturity           3,042      6,730      26,055      29,428     65,255
Loans, net of unearned     731,842    583,631   1,419,554     252,944  2,987,971
                          --------  ---------  ----------  ---------- ----------
                           794,719    660,792   1,719,679     319,469  3,494,659
Other assets                                                  363,686    363,686
                          --------  ---------  ----------  ---------- ----------
                          $794,719  $ 660,792  $1,719,679  $  683,155 $3,858,345
                          ========  =========  ==========  ========== ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking       $198,151                         $  274,779 $  472,930
  Savings                  184,578                            621,992    806,570
  Time deposits            270,231  $ 656,299   $  411,267             1,337,797
Short-term borrowings      247,512     60,141                            307,653
Long-term debt              63,082     16,431       39,640      2,848    122,001
                          --------  ---------   ---------- ---------- ----------
                           963,554    732,871      450,907    899,619  3,046,951
Other liabilities                                             497,712    497,712
Stockholders' equity                                          313,682    313,682
                          --------  ---------   ---------- ---------- ----------
                          $963,554  $ 732,871   $  450,907 $1,711,013 $3,858,345
                          ========  =========   ========== ========== ==========


PERIOD GAP               $(168,835) $ (72,079)  $1,268,772 $(1,027,858)
                         =========  =========   ========== ===========

CUMULATIVE GAP           $(168,835) $(240,914)  $1,027,858
                         =========  =========   ==========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS            (4.38)%    (6.24)%      26.64%
                             =======    =======      ======

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                 .82        .86         1.48        1.15
                               ===        ===         ====        ====

     The preceding measures indicate that the Corporation's earnings are susceptible to an increase in interest rates. In general, the increased susceptibility to rising interest rates can be attributed to a greater proportion of rate-sensitive liabilities on the balance sheet at September 30, 2000. However, the disclosed measures are within the limits set forth in the Corporation's Asset/Liability Policy. Furthermore, the computations do not contemplate any actions the ALCO could undertake to mitigate an increase in interest rates. The measurements assumed no change in asset/liability composition.

     The computation of the prospective effects of hypothetical interest rate changes are based on numerous assumptions including asset/liability prepayments and the relative price sensitivity of certain assets and liabilities. The analysis assumed that certain core non-maturity deposit rates had a low correlation to changes in market rates of interest.

CAPITAL RESOURCES

     The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. Capital adequacy is further discussed in the "Regulatory Matters" section of this report.

     Capital management is a continuous process. Since December 31, 1999, stockholders' equity has increased $19.5 million as a result of earnings retention. For the nine months ended September 30, 2000, the return on average equity was 14.1% and the dividend payout ratio was 37.5%. Book value per common share was $13.92 at September 30, 2000, compared to $12.90 at September 30, 1999.

LOANS

     Following is a summary of loans (dollars in thousands):

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2000          1999
                                                 -------------  ------------
Real estate:
  Residential                                     $1,102,549     $1,059,432
  Commercial                                         796,980        747,835
  Construction                                       182,360        119,398
Installment loans to individuals                     341,380        334,810
Commercial, financial and agricultural               383,849        350,023
Lease financing                                      222,467        254,252
Unearned income                                      (67,856)       (61,976)
                                                  ----------     ----------
                                                  $2,961,729     $2,803,774
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

     Following is a summary of non-performing assets (dollars in thousands):

                                                 SEPTEMBER 30,  DECEMBER 31,
                                                     2000          1999
                                                 -------------  ------------
Non-performing assets:
  Non-accrual loans                                    $ 8,296       $ 9,321
  Restructured loans                                     2,805         3,560
                                                       -------       -------
    Total non-performing loans                          11,101        12,881
  Other real estate owned                                4,553         4,801
                                                       -------       -------
    Total non-performing assets                        $15,654       $17,682
                                                       =======       =======

Asset quality ratios:
  Non-performing loans as percent of total loans           .37%          .46%
  Non-performing assets as percent of total assets         .41%          .48%

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

     Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                    Three Months Ended  Nine Months Ended
                                       September 30,        September 30,
                                    ------------------  ------------------
                                      2000      1999      2000      1999
                                    --------  --------  --------  --------
Balance at beginning of period      $ 38,618  $ 34,429  $ 36,311  $ 32,308

Addition arising from purchase
  transaction                            767                 767

Charge-offs                           (3,036)   (2,868)   (7,465)   (6,133)
Recoveries                               471       325     1,333     1,120
                                    --------  --------  --------  --------
  Net charge-offs                     (2,565)   (2,543)   (6,132)   (5,013)

Provision for loan losses              2,439     2,105     8,313     6,696
                                    --------  --------  --------  --------
Balance at end of period            $ 39,259  $ 33,991  $ 39,259  $ 33,991
                                    ========  ========  ========  ========

Allowance for loan losses to:
  Total loans, net of unearned income                       1.33%     1.34%
  Non-performing loans                                    353.65%   273.03%

REGULATORY MATTERS

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

     As of June 30, 2000, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of September 30, 2000, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of September 30, 2000 for the Corporation (dollars in thousands):

                                           Well Capitalized    Minimum Capital
                              Actual         Requirements       Requirements
                        ----------------   ----------------   ----------------
                         Amount    Ratio    Amount    Ratio    Amount    Ratio
                        --------   -----   --------   -----   --------   -----
Total Capital           $329,403   11.2%   $293,121   10.0%   $234,497    8.0%
  (to risk-weighted
    assets)
Tier 1 Capital           289,621    9.9%    175,873    6.0%    117,248    4.0%
  (to risk-weighted
    assets)
Tier 1 Capital           289,621    7.6%    191,148    5.0%    152,919    4.0%
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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

        27.    Financial Data Schedule (filed herewith)

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             F.N.B. Corporation
                                             ----------------------------------
                                             (Registrant)



Dated: November 14, 2000             /s/Peter Mortensen
      _________________________      __________________________________________
                                     Peter Mortensen
                                     Chairman and Chief Executive Officer
                                     (Principal Executive Officer)


Dated: November 14, 2000             /s/John D. Waters
      _________________________      __________________________________________
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)