Form 10-K
period 2000-12-31
FNB CORP/PA
filed 2001-03-20
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 2000
                          -----------------
                                       OR
   [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ______________ to ______________

Commission file number 0-8144
                       ------

                               F.N.B. CORPORATION
               -------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Pennsylvania                                     25-1255406
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


     One F.N.B. Boulevard
    Hermitage, Pennsylvania                                   16148
----------------------------------------           ----------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code: 724-981-6000
                                                   ----------------------
Securities registered pursuant to Section 12(b) of the Act: NONE
                                                           --------------
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $2 per share
7 1/2% Cumulative Convertible Preferred Stock, Series B, par value $10 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre- ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported in the NASDAQ system for such date, was approximately $521,084,957.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
                    ----------------------------------------

As of February 28, 2001, the registrant had outstanding 22,512,653 shares of common stock having a par value of $2 per share.

                                                                      Continued

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                      Part of Form 10-K into
         DOCUMENT                                 which Document is Incorporated
         --------                                 ------------------------------
Annual Report to Stockholders for fiscal
year ended December 31, 2000                                  I & II

Definitive proxy statement for the 2001
Annual Meeting of Stockholders to be held on
April 23, 2001                                                 III

FORM 10-K
2000

INDEX

PART I                                                                                           PAGE

Item 1.        Business.
                 General                                                                          I-2
                 Statistical Disclosure                                                           I-8

Item 2.        Properties.                                                                        I-9

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

Item 12.       Security Ownership of Certain Beneficial Owners and Management.                  III-1

Item 13.       Certain Relationships and Related Transactions.                                  III-1


PART IV

Item 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                 IV-1

Signatures                                                                                       IV-2

Index to Exhibits                                                                                IV-4

PART I

ITEM 1.  BUSINESS
GENERAL

         F.N.B. Corporation (the Corporation) was formed in 1974 as a bank holding company. The Corporation has two reportable business segments: community banking and insurance agencies. Refer to "Business Segments" on page 23 of the Annual Report to Shareholders for the year ended December 31, 2000, which is incorporated herein by reference. As of December 31, 2000, the Corporation owned and operated eight community banks and one consumer finance company in Pennsylvania, southwestern Florida, northern and central Tennessee, eastern Ohio and southwestern Kentucky. The Corporation also owns two insurance agencies in northwestern Pennsylvania and three in southwestern Florida. In recent years, the Corporation has expanded its market presence in southwest Florida through affiliations with community banks located primarily between Naples and Clearwater, Florida. During 2000, the Corporation acquired L.J. Kuder, Inc. (Kuder), an independent insurance agency located in Greenville, Pennsylvania. Kuder was merged into an existing insurance agency, Gelvin, Jackson & Starr, Inc. The Corporation also acquired two insurance agencies, Connell & Herrig Insurance in Sarasota and Englewood, Florida and Altamura Marsh and Associates in Clearwater, Florida, which were merged into another existing insurance agency, Roger Bouchard Insurance, Inc. Additionally, the Corporation's consumer finance subsidiary expanded its size with the purchase of 8 consumer finance offices in Tennessee.

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

        Following is information as of December 31, 2000 for the Corporation's community bank and consumer finance subsidiaries (including the year established and location of principal office for each). All subsidiaries are wholly-owned by the Corporation (dollars in thousands).


                                                                                             NUMBER
                                                          TOTAL              TOTAL             OF
COMMUNITY BANK SUBSIDIARIES:                              ASSETS            DEPOSITS         OFFICES
                                                          ------            --------         -------
First National Bank of Pennsylvania (Est. 1864)
  Hermitage, Pennsylvania........................       $1,328,721         $1,169,510          35
First National Bank of Naples (Est. 1988)
  Naples, Florida................................          843,019            580,115           9
Cape Coral National Bank (Est. 1994)
  Cape Coral, Florida............................          390,009            346,048           5
First National Bank of Florida (Est. 1997)
  Clearwater, Florida............................          340,557            296,214          11
Metropolitan National Bank (Est. 1922)
  Youngstown, Ohio...............................          306,125            259,617          12
West Coast Guaranty Bank, N.A. (Est. 1999)
  Sarasota, Florida..............................          273,795            225,125           7
Reeves Bank (Est. 1868)
  Beaver Falls, Pennsylvania.....................          171,052            155,729           8
First National Bank of Fort Myers (Est. 1989)
  Fort Myers, Florida............................          110,032             95,195           2
                                                        ----------         ----------          --
                                                        $3,763,310         $3,127,553          89
                                                        ==========         ==========          ==
CONSUMER FINANCE SUBSIDIARY:
Regency Finance Company (Est. 1927)
  Hermitage, Pennsylvania........................       $  153,152                             51
                                                        ==========                             ==

        The Corporation's insurance agencies, Gelvin, Jackson & Starr, Inc.
(GJS) and Roger Bouchard Insurance, Inc. (RBI), have six and five offices, respectively.

        The Corporation has five other subsidiaries, Penn-Ohio Life Insurance Company, Est. 1981 (Penn-Ohio), First National Corporation, formerly F.N.B. Investment Corporation), Est. 1997 (FNC), Customer Service Center of F.N.B., L.L.C., Est. 1996 (Customer Service), Mortgage Service Corporation, Est. 1944 (Mortgage Service), and F.N.B. Building Corporation, Est. 1987 (F.N.B. Building). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation's subsidiaries. FNC holds equity securities and other assets for the holding company. Customer Service provides data processing and other services to the affiliates of the Corporation. Mortgage Service services mortgage loans for unaffiliated financial institutions and F.N.B. Building owns real estate that is leased to certain affiliates.

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

        In addition, First National Trust Company, a subsidiary of First National Bank of Pennsylvania, is a national trust company formed in January 1999, which provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. The Corporation's banking affiliates, First National Bank of Florida and West Coast Guaranty Bank, N.A., also operate full-service trust departments. As of December 31, 2000, the market value of corporate-wide trust assets under management totaled $1.0 billion.

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

MARKET AREA AND COMPETITION

        The Corporation, through its subsidiaries, currently operates 151 offices in Pennsylvania, southwestern Florida, northern and central Tennessee, eastern Ohio and southwestern Kentucky. The economies of the primary market areas in which the Corporation's Pennsylvania and Ohio subsidiaries operate have evolved during the past decade from ones dominated by heavy industry to ones which have a more diversified mix of light manufacturing, service and distribution industries. This area is served by Interstate Routes 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport. The Corporation's Florida subsidiaries operate in a five county area represented by high growth and median family income levels. The industries served in this market include a diversified mix of tourism, construction, services, light manufacturing, distribution and agriculture. The market extends north to Tampa and south through Naples and is served by Interstate 75 and U.S. Highway 41.

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

EMPLOYEES

        As of February 28, 2001, the Corporation and its subsidiaries had 1,554 full-time and 313 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

MERGERS, ACQUISITIONS AND DIVESTITURE

        See "Mergers, Acquisitions and Divestiture" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders.

CHARTER CONSOLIDATION

        On January 9, 2001, the Corporation announced a plan to consolidate its Florida banks under one charter, First National Bank of Naples, which will change its name to First National Bank of Florida. The consolidation of the Florida banks occurred on February 16, 2001. Additionally, the Corporation announced its plans to consolidate its Pennsylvania banks under one charter, First National Bank of Pennsylvania. See "Subsequent Events" footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's Annual Report to Stockholders.

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

BANK HOLDING COMPANIES

        The Corporation is registered as a financial holding company under the Bank Holding Company Act of 1956 (BHCA) and, as such, is subject to regulation by the Federal Reserve Board (FRB). As a bank holding company, the Corporation is required to file with the FRB an annual report and such additional information as the FRB may require pursuant to the BHCA. The FRB may also make examinations of the Corporation.

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

     The Act preserves the role of the Federal Reserve Board as the umbrella supervisor for holding companies while at the same time incorporating a system of functional regulation designed to assure that various financial activities are overseen by the appropriate state or federal regulator with the corresponding regulatory experience and expertise. Banking related activities are supervised by the banking regulators, securities activities are regulated by the Securities and Exchange Commission and state regulators, and insurance activities are regulated by the state insurance regulators.

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

CONSUMER FINANCE SUBSIDIARY

        The Corporation's consumer finance subsidiary is subject to regulation under Pennsylvania, Tennessee, Ohio and Kentucky state laws which require, among other things, that it maintain licenses for consumer finance operations in effect for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions, the Ohio Division of Consumer Finance and the Commonwealth of Kentucky Department of Financial Institutions periodically visit the offices of the consumer finance subsidiary and conduct extensive examinations in order to determine compliance with such laws and regulations. Such examinations include a review of loans and the collateral thereof, as well as a check of the procedures employed for making and collecting loans. Additionally, the consumer finance subsidiary is subject to certain federal laws which require that certain information relating to credit terms be disclosed to customers and afford customers in certain instances the right to rescind transactions.

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

        The banking, consumer finance and insurance company offices are located in 23 counties in Pennsylvania, 5 counties in southwestern Florida, 18 counties in northern and central Tennessee, 6 counties in eastern Ohio and 1 county in southwestern Kentucky. At December 31, 2000, the Corporation's subsidiaries owned 67 of the Corporation's 151 offices and leased the remaining 84 offices under operating leases expiring at various dates through the year 2087. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS

        The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with outside legal counsel, does not at the present time anticipate that the ultimate liability, arising out of such pending and threatened lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operation in any future reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of security holders through the solicitation of proxies or otherwise during the fourth quarter of 2000.

PART II

        Information relating to Items 5, 6, 7 and 8 is provided in the Corporation's 2000 Annual Report to Stockholders under the captions and on the pages indicated below, and is incorporated herein by reference:


                                                                 PAGES IN 2000
                                                                 ANNUAL REPORT
CAPTION IN 2000 ANNUAL REPORT TO STOCKHOLDERS                   TO STOCKHOLDERS

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND
          RELATED SHAREHOLDER MATTERS                                    41

ITEM 6.   SELECTED FINANCIAL DATA                                        28

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS               30-40

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK                                                 33-35

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               1-27,29

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

               None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to this item, except Kevin C. Hale, is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 23, 2001. Such information is incorporated herein by reference. Kevin
C. Hale is Executive Vice President - Chief Operating Officer, Florida Division of F.N.B. Corporation. Previously, he was Senior Executive Vice President, Sun Trust Bank of South Florida (1999-2000) and President and Chief Operating Officer of Sun Trust Bank of Southwest Florida (1994-1999).

ITEM 11.  EXECUTIVE COMPENSATION

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 23, 2001. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 23, 2001. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 23, 2001. Such information is incorporated herein by reference.




                                      III-1

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.   FINANCIAL STATEMENTS

          The following consolidated financial statements of F.N.B. Corporation and subsidiaries and report of independent auditors, included in the Corporation's 2000 Annual Report to Stockholders, are incorporated herein by reference:

                                                                  PAGES IN 2000
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

(b)       REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 2000.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       F.N.B. CORPORATION



                                       By /s/Gary L. Tice
                                          -------------------------------------
                                          Gary L. Tice, Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Peter Mortensen                  Chairman and Director               February 20, 2001
---------------------------
Peter Mortensen


/s/Stephen J. Gurgovits             Vice Chairman and Director          February 20, 2001
---------------------------
Stephen J. Gurgovits


/s/Gary L. Tice                     President, Chief Executive          February 20, 2001
---------------------------         Officer and Director
Gary L. Tice                        (Principal Executive Officer)


/s/Kevin C. Hale                    Executive Vice President            February 20, 2001
---------------------------
Kevin C. Hale


/s/William J. Rundorff              Executive Vice President            February 20, 2001
---------------------------
William J. Rundorff


/s/John D. Waters                   Vice President and                  February 20, 2001
---------------------------         Chief Financial Officer
John D. Waters                      (Principal Financial and
                                    Accounting  Officer)


                                    Director
---------------------------
W. Richard Blackwood


                                    Director
---------------------------
Alan C. Bomstein


/s/William B. Campbell              Director                            February 20, 2001
---------------------------
William B. Campbell




/s/Charles T. Cricks                Director                            February 20, 2001
---------------------------
Charles T. Cricks


/s/Henry M. Ekker                   Director                            February 20, 2001
---------------------------
Henry M. Ekker


/s/James S. Lindsay                 Director                            February 20, 2001
---------------------------
James S. Lindsay


                                    Director
---------------------------
Paul P. Lynch


/s/Edward J. Mace                   Director                            February 20, 2001
---------------------------
Edward J. Mace


---------------------------         Director
Robert S. Moss


---------------------------
                                    Director
William A. Quinn


/s/William J. Strimbu               Director                            February 20, 2001
---------------------------
William J. Strimbu


/s/Archie O. Wallace                Director                            February 20, 2001
---------------------------
Archie O. Wallace


/s/James T. Weller                  Director                            February 20, 2001
---------------------------
James T. Weller


---------------------------         Director
Eric J. Werner


---------------------------         Director
R. Benjamin Wiley


---------------------------         Director
Donna C. Winner


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

10.16. Employment Agreement between F.N.B. Corporation and Kevin C. Hale. (incorporated by reference to Exhibit 10.16. of the Corporation's Form 10-Q for the quarter ended June 30, 2000).

13      Annual Report to Stockholders. (filed herewith).

21      Subsidiaries of the Registrant. (filed herewith).

23.1    Consent of Ernst & Young LLP, Independent Auditors. (filed herewith).

23.2 Consent of Bobbitt, Pittenger & Company, Independent Auditors. (filed herewith).

99.1 Report of Independent Auditors, Bobbitt, Pittenger & Company for the 1998 Audit of Guaranty Bank & Trust Company. (filed herewith).