Form 10-Q
period 2001-03-31
FNB CORP/PA
filed 2001-05-15
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                               ------------------------------------------------
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------
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

                   2150 Goodlette Road North, Naples, FL 34102
-------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (800) 262-7600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                    One F.N.B. Boulevard, Hermitage, PA 16148
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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
Yes        No
   ---       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at April 30, 2001
          -----                                -----------------------------

Common Stock, $2 Par Value                            23,799,088 Shares
--------------------------                            -----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 2001
INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.       Financial Statements

                Consolidated Balance Sheet                                   2
                Consolidated Income Statement                                3
                Consolidated Statement of Cash Flows                         4
                Notes to Consolidated Financial Statements                   5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     10

Item 3.  Quantitative and Qualitative Disclosure of Market Risk             18

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                             19

Item 2.       Changes in Securities                                         19

Item 3.       Defaults Upon Senior Securities                               19

Item 4.       Submission of Matters to a Vote of Security Holders           19

Item 5.       Other Information                                             19

Item 6.       Exhibits and Reports on Form 8-K                              19

Signatures                                                                  20

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited
                                                  MARCH 31,      DECEMBER 31,
                                                    2001             2000
                                                -------------    ------------
ASSETS
Cash and due from banks                            $  141,332      $  143,236
Interest bearing deposits with banks                    3,449           1,843
Federal funds sold                                    175,409          35,961
Mortgage loans held for sale                            7,106           1,042
Securities available for sale                         435,262         436,441
Securities held to maturity (fair
  value of $46,748 and $60,549)                        46,080          60,522
Loans, net of unearned income
  of $57,140 and $62,744                            2,947,434       2,962,073
Allowance for loan losses                             (38,544)        (38,737)
                                                   ----------      ----------
    NET LOANS                                       2,908,890       2,923,336
                                                   ----------      ----------

Premises and equipment                                107,709         107,987
Other assets                                          180,639         179,226
                                                   ----------      ----------
    TOTAL ASSETS                                   $4,005,876      $3,889,594
                                                   ==========      ==========

LIABILITIES
Deposits:
  Non-interest bearing                             $  463,481      $  461,386
  Interest bearing                                  2,742,168       2,641,551
                                                   ----------      ----------
    TOTAL DEPOSITS                                  3,205,649       3,102,937

Other liabilities                                      72,979          65,152
Short-term borrowings                                 286,379         282,865
Long-term debt                                        113,052         116,698
                                                   ----------      ----------
    TOTAL LIABILITIES                               3,678,059       3,567,652
                                                   ----------      ----------

STOCKHOLDERS' EQUITY
Preferred stock - $10 par value
  Authorized - 20,000,000 shares
  Issued - 165,284 and 167,732 shares
  Aggregate liquidation value -
    $4,132 and $4,193                                   1,653           1,678
Common stock - $2 par value
  Authorized - 100,000,000 shares
  Issued - 22,728,497 and 22,716,035 shares            45,457          45,432
Additional paid-in capital                            201,785         201,596
Retained earnings                                      77,373          76,054
Accumulated other comprehensive income                  5,446           2,170
Treasury stock - 177,946 and 233,741
    shares at cost                                     (3,897)         (4,988)
                                                   ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                        327,817         321,942
                                                   ----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $4,005,876      $3,889,594
                                                   ==========      ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                ----------------------
                                                  2001           2000
                                                -------        -------
INTEREST INCOME
Loans, including fees                           $64,724        $61,749
Securities:
  Taxable                                         6,719          6,357
  Nontaxable                                        399            487
  Dividends                                         440            391
Other                                             1,519            182
                                                -------        -------
    TOTAL INTEREST INCOME                        73,801         69,166
                                                -------        -------

INTEREST EXPENSE
Deposits                                         29,144         24,827
Short-term borrowings                             3,766          3,693
Long-term debt                                    1,976          1,776
                                                -------        -------
    TOTAL INTEREST EXPENSE                       34,886         30,296
                                                -------        -------
    NET INTEREST INCOME                          38,915         38,870
Provision for loan losses                         2,101          2,973
                                                -------        -------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                  36,814         35,897
                                                -------        -------

NON-INTEREST INCOME
Insurance commissions and fees                    8,575          5,624
Service charges                                   5,743          5,559
Trust                                             1,197          1,070
Gain on sale of securities                           32             40
Gain on sale of loans                               905            221
Other                                             1,767          1,891
                                                -------        -------
    TOTAL NON-INTEREST INCOME                    18,219         14,405
                                                -------        -------
                                                 55,033         50,302
NON-INTEREST EXPENSES
Salaries and employee benefits                   23,032         20,265
Net occupancy                                     2,696          2,401
Equipment                                         3,345          3,119
Merger related                                      283
Other                                            17,354          9,368
                                                -------        -------
    TOTAL NON-INTEREST EXPENSES                  46,710         35,153
                                                -------        -------
    INCOME BEFORE INCOME TAXES                    8,323         15,149
Income taxes                                      2,451          4,758
                                                -------        -------
    NET INCOME                                  $ 5,872        $10,391
                                                =======        =======

NET INCOME PER COMMON SHARE: *
  Basic                                            $.25           $.44
                                                   ====           ====
  Diluted                                          $.24           $.43
                                                   ====           ====

CASH DIVIDENDS PER COMMON SHARE *                  $.17           $.16
                                                   ====           ====

* Restated to reflect a 5 percent stock dividend declared on April 23, 2001.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited
                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
OPERATING ACTIVITIES
Net income                                             $   5,872    $  10,391
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          3,270        3,181
    Provision for loan losses                              2,101        2,973
    Deferred taxes                                        (1,330)       2,063
    Net gain on sale of securities                           (32)         (40)
    Net gain on sale of loans                               (905)        (221)
    Proceeds from sale of loans                            7,160       11,882
    Loans originated for sale                            (12,319)      (8,507)
    Net change in:
      Interest receivable                                  1,681         (328)
      Interest payable                                       692        1,174
    Other, net                                             5,423       (3,226)
                                                       ---------    ---------
      Net cash flows from operating activities            11,613       19,342
                                                       ---------    ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                    (1,606)         333
  Federal funds sold                                    (139,448)      (8,880)
  Loans                                                   12,451     (105,152)
Securities available for sale:
  Purchases                                              (41,407)     (23,350)
  Sales                                                    8,620       12,561
  Maturities                                              39,047       23,884
Securities held to maturity:
  Purchases                                                              (250)
  Maturities                                              14,441        3,739
Increase in premises and equipment                        (2,427)      (3,525)
Net cash paid for mergers and acquisitions                (2,495)
                                                       ---------    ---------
      Net cash flows from investing activities          (112,824)    (100,640)
                                                       ---------    ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW          45,478       54,643
  Time deposits                                           57,234       80,215
  Short-term borrowings                                    3,514      (57,385)
Increase in long-term debt                                 2,674        5,733
Decrease in long-term debt                                (6,320)     (31,286)
Net issuance/acquisition of treasury stock                   888       (2,528)
Cash dividends paid                                       (4,161)      (3,844)
                                                       ---------    ---------
       Net cash flows from financing activities           99,307       45,548
                                                       ---------    ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS        (1,904)     (35,750)
Cash and due from banks at beginning of period           143,236      172,367
                                                       ---------    ---------
CASH AND DUE FROM BANKS AT END OF PERIOD               $ 141,332    $ 136,617
                                                       =========    =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements give retroactive effect to the merger of OneSource Group, Inc. (OneSource), with and into F.N.B. Corporation (the Corporation). The transaction was consummated on January 26, 2001, and has been accounted for as a pooling-of-interests. The accompanying unaudited financial statements are presented as if the merger had been consummated for all the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 2000 and footnotes thereto included in the Corporation's Annual Report on Form 10-K.

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

MERGERS AND ACQUISITIONS

         On April 30, 2001, the Corporation completed its affiliation with Citizens Community Bank of Florida (Citizens), a community bank headquartered in Marco Island, Florida, with assets of $181.0 million. Under the terms of the merger agreement, each outstanding share of Citizens common stock was converted into .524 shares of the Corporation's common stock. A total of 1,775,244 shares of the Corporation's common stock were issued. The transaction was accounted for as a pooling-of-interests. Citizens operates as a division of the Corporation's Florida banking affiliate, First National Bank of Florida.

          On January 31, 2001 and January 5, 2001, the Corporation completed its affiliations with Ostrowsky & Associates, Inc. (Ostrowsky) and James T. Blalock (Blalock), independent insurance agencies in Cape Coral and Venice, Florida, respectively. The transactions were accounted for as purchases. Both Ostrowsky and Blalock are operating as divisions of Roger Bouchard Insurance, Inc. (Bouchard), a wholly-owned subsidiary of the Corporation.

         On January 26, 2001, the Corporation completed its affiliation with OneSource, an independent insurance agency with offices in Clearwater and Jacksonville, Florida. The transaction was accounted for as a pooling-of-interests. OneSource is operating as a division of Bouchard.

         The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

CHARTER CONSOLIDATION

         During the first quarter of 2001, the Corporation completed its charter consolidation plan which reduced the number of bank charters from eight to three. The Corporation's five Florida banks were merged under First National Bank of Florida and its two Pennsylvania banks were combined under First National Bank of Pennsylvania. The Corporation had previously consolidated its Ohio banks under a single charter, Metropolitan National Bank. In connection with these charter consolidations, the trust operations of First National Bank of Florida were consolidated into the Corporation's national trust company, First National Trust Company. The Corporation incurred pre-tax consolidation expense of $3.2 million arising from legal and accounting fees, consulting fees, data processing conversion charges, early retirement, involuntary separation and related benefit costs. Involuntary separation costs associated with 42 terminated employees totaled $1.4 million of the total consolidation expense. These separation costs have been reflected within the income statement caption salaries and employee benefits. The total amount of separation payments paid during the first quarter was $1.0 million. The remaining separation costs will be paid in accordance with the contractual terms of the employment and compensation agreements of the terminated employees.

RESERVE FOR LEGAL EXPENSES

          During the first quarter of 2001, the Corporation recorded a pre-tax charge of approximately $4.0 million to cover estimated legal expenses associated with five cases filed against one of the Corporation's subsidiary banks. The plaintiffs allege that a third-party independent administrator misappropriated funds from their individual retirement accounts held by the subsidiary bank. The Corporation decided to establish the reserve as a result of developments which occurred immediately prior to March 31, 2001. The Corporation believes this reserve will be sufficient for all costs associated with the litigation, including settlements and adverse judgements.

NEW ACCOUNTING STANDARD

         Financial Accounting Standards Statement (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The statement is effective for the Corporation's fiscal year ending December 31, 2001. The adoption of this statement did not have a material impact on the accompanying financial statements.

PER SHARE AMOUNTS

         Per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on April 23, 2001.

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

EARNINGS PER SHARE

         The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          2001        2000
                                                       ----------    ----------
Basic
Net income                                             $    5,872    $   10,391
Less:  Preferred stock dividends declared                     (77)          (93)
                                                       ----------    ----------
Earnings applicable to basic earnings per share        $    5,795    $   10,298
                                                       ==========    ==========

Average common shares outstanding                      23,645,169    23,427,408
                                                       ==========    ==========

Earnings per share                                           $.25          $.44
                                                             ====          ====

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                          2001          2000
                                                       ----------    ----------
Diluted
Earnings applicable to diluted earnings per share      $    5,872    $   10,391
                                                       ==========    ==========

Average common shares outstanding                      23,645,169    23,427,408
Series A convertible preferred stock                       21,983        27,078
Series B convertible preferred stock                      382,932       463,841
Net effect of dilutive stock options and stock
  warrants based on the treasury stock method             360,197       412,853
                                                       ----------    ----------
                                                       24,410,281    24,331,180
                                                       ==========    ==========

Earnings per share                                           $.24          $.43
                                                             ====          ====

CASH FLOW INFORMATION

         Following is a summary of supplemental cash flow information (in thousands):

                                                           Three Months Ended
                                                                March 31
                                                        -----------------------
                                                           2001         2000
                                                        ----------   ----------
Cash paid for:
  Interest                                                 $34,208      $29,111

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans            379          185
  Loans granted in the sale of other real estate               485          175

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                           Three Months Ended
                                                                 March 31,
                                                          --------------------
                                                           2001          2000
                                                          -------      -------
Net income                                                $ 5,872      $10,391
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising
      during the period                                     3,279       (1,287)
  Less:  reclassification adjustment for gains
      included in net income                                   (3)         (25)
                                                          -------      -------
Other comprehensive income                                  3,276       (1,312)
                                                          -------      -------
Comprehensive income                                      $ 9,148      $ 9,079
                                                          =======      =======

BUSINESS SEGMENTS

         The Corporation operates in three reportable segments: community banks, insurance agencies and consumer finance. The Corporation's community bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community bank subsidiaries offer trust services as well as various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance agencies are full-service insurance companies offering all lines of commercial and personal insurance through major carriers. The Corporation's consumer finance subsidiary is involved in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

At or for the three months          Community   Insurance    Finance       All
  ended March 31, 2001                Banks      Agencies    Company      Other    Consolidated
                                    ----------  ----------  ----------  ---------  ------------
Interest income                     $   67,761     $    55    $  6,923    $  (938)   $   73,801
Interest expense                        33,060          83       2,331       (588)       34,886
Provision for loan losses                1,001                   1,100                    2,101
Non-interest income                      9,905       6,996         450        868        18,219
Non-interest expense                    35,188       4,970       2,932      3,000        46,090
Intangible amortization                    392         195          33                      620
Income tax expense (credit)              2,378         688         362       (977)        2,451
Net income                               5,647       1,115         615     (1,505)        5,872
Core operating earnings                  9,180       1,115         615       (240)       10,670
Total assets                         3,831,533      28,368     147,277     (1,302)    4,005,876


At or for the three months          Community   Insurance    Finance       All
  ended March 31, 2000                Banks      Agencies    Company      Other    Consolidated
                                    ----------  ----------  ----------  ---------  ------------
Interest income                     $   63,913      $   26    $  6,014   $   (787)   $   69,166
Interest expense                        29,136          30       1,642       (512)       30,296
Provision for loan losses                2,013                     960                    2,973
Non-interest income                      8,349       4,979         351        726        14,405
Non-interest expense                    28,191       3,425       2,697        373        34,686
Intangible amortization                    393          63          11                      467
Income tax expense                       3,872         535         373        (22)        4,758
Net income                               8,657         952         682        100        10,391
Core operating earnings                  8,657         952         682        100        10,391
Total assets                         3,690,524      15,186     121,739    (62,122)    3,765,327


* Core operating earnings exclude consolidation expenses of $2.1 million and merger-related and other non-recurring costs of $2.7 million, on an after-tax basis, for the three months ended March 31, 2001.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

         Core operating earnings for the first three months of 2001 increased to $10.7 million from $10.4 million for the first three months of 2000. Basic core operating earnings per share were $.45 and $.44 for the three months ended March 31, 2001 and 2000, respectively, while diluted core operating earnings per share were $.44 and $.43 for those same periods. Core operating earnings consist of net income adjusted for non- recurring items. Non-recurring items incurred during the first three months of 2001 included charter consolidation expenses of $2.1 million and merger related and other non-recurring costs of $2.7 million, net of tax. Including these costs, net income was $5.9 million for the first three months of 2001, resulting in diluted earnings per share of $.24. There were no non-recurring items during the first three months of 2000. Highlights for the first three months of 2001 include:

        o A return on average assets of 1.11% and a return on average equity of 13.31%, both based on core operating earnings.

        o An increase in non-interest income of $3.8 million, including a 26.6% or $3.3 million increase in fee income, which consists of service charges, insurance commissions and trust income.

        o      A 5.9% increase in average earning assets.

        o      Continued strong asset quality.

        o Completion of affiliations with Ostrowsky & Associates, Inc., James T. Blalock and OneSource Group, Inc.

        o Completion of consolidation of charters which is expected to increase after- tax earnings on an annualized basis by approximately $2.9 million, or $0.12 per share, by the year 2002.

FIRST THREE MONTHS OF 2001 AS COMPARED TO FIRST THREE MONTHS OF 2000:

        The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):


Three Months Ended March 31                2001                          2000
                              ----------------------------  ----------------------------
                                Average             Yield/    Average             Yield/
                                Balance   Interest   Rate     Balance   Interest   Rate
                              ----------  --------  ------  ----------  --------  ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks                   $    4,205  $     69    6.56% $    3,307  $     61    7.38%
Federal funds sold               106,698     1,450    5.44       8,507       121    5.69
Securities:
 Taxable                         431,089     6,719    6.32     405,442     6,357    6.31
 Non-taxable (1)                  62,892     1,055    6.71      70,394     1,133    6.44
Loans (1) (2)                  2,946,414    65,058    8.95   2,866,645    62,024    8.70
                              ----------  --------          ----------  --------
  Total interest
   earning assets              3,551,298    74,351    8.49   3,354,295    69,696    8.36
                              ----------  --------          ----------  --------
Cash and due from banks          118,972                       125,068
Allowance for loan losses        (39,118)                      (37,102)
Premises and equipment           108,115                       106,246
Other assets                     176,510                       155,223
                              ----------                    ----------
                              $3,915,777                    $3,703,730
                              ==========                    ==========

Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand      $  522,158  $  2,733    2.12  $  493,177  $  2,540    2.07
 Savings                         795,911     5,824    2.97     768,338     5,436    2.85
 Other time                    1,363,229    20,587    6.12   1,269,136    16,851    5.34
Short-term borrowings            276,794     3,766    5.52     284,368     3,693    5.22
Long-term debt                   116,002     1,976    6.81     111,424     1,776    6.38
                              ----------  --------          ----------  --------
  Total interest
   bearing liabilities         3,074,094    34,886    4.60   2,926,443    30,296    4.16
                              ----------  --------          ----------  --------
Non-interest bearing
 demand deposits                 449,368                       425,562
Other liabilities                 67,199                        59,939
                              ----------                    ----------
                               3,590,661                     3,411,944
                              ----------                    ----------

Stockholders' equity             325,116                       291,786
                              ----------                    ----------
                              $3,915,777                    $3,703,730
                              ==========                    ==========

Net interest earning assets   $  477,204                    $  427,852
                              ==========                    ==========

Net interest income                       $ 39,465                      $ 39,400
                                          ========                      ========

Net interest spread                                   3.89%                         4.20%
                                                      =====                         =====

Net interest margin (3)                               4.51%                         4.72%
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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first three months of 2001, net interest income, on a fully taxable equivalent basis, totaled $39.5 million, as compared to $39.4 million for the first three months of 2000. Net interest income consisted of interest income of $74.4 million and interest expense of $34.9 million for the first three months of 2001 compared to $69.7 million and $30.3 million for each, respectively, for the first three months of 2000. Net interest margin decreased from 4.72% at March 31, 2000 to 4.51% at March 31, 2001. The yield on total interest earning assets increased by 13 basis points and the rate paid on interest bearing liabilities increased by 44 basis points. Although the Corporation has experienced margin compression, net interest income has risen as earning assets increased by 5.8%. There is a possibility that the compression could continue, as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the three months ending March 31, 2001 as compared to the three months ending March 31, 2000 (in thousands):

                                Volume         Rate           Net
                                -------       -------       -------
Interest Income
Interest bearing
  deposits with banks           $    14       $    (6)      $     8
Federal funds sold                1,334            (5)        1,329
Securities:
  Taxable                           353             9           362
  Non-taxable                      (129)           51           (78)
Loans                             1,493         1,541         3,034
                                -------       -------       -------
                                  3,065         1,590         4,655
                                -------       -------       -------
Interest Expense
Deposits:
  Interest bearing demand           137            56           193
  Savings                           179           209           388
  Other time                      1,258         2,478         3,736
Short-term borrowings               (63)          136            73
Long-term debt                       76           124           200
                                -------       -------       -------
                                  1,587         3,003         4,590
                                -------       -------       -------
Net Change                      $ 1,478       $(1,413)      $    65
                                =======       =======       =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, increased 4.9% from $62.0 million for the three months ended March 31, 2000 to $65.1 million for the three months ended March 31, 2001. This increase was the result of an increase in average loans of 2.8% and an increase of 25 basis points in the average yield over the same period last year.

         Interest expense on deposits increased $4.3 million or 17.4% for the three months ended March 31, 2001, compared to the same period of 2000, as average interest bearing deposits rose 6.0% over this period. The average balances in time deposits, savings deposits and interest bearing demand deposits increased by $94.1 million, $27.6 million and $29.0 million, respectively. The average balance in non-interest bearing demand deposits increased by $23.8 million. Despite a $7.6 million decrease in average short- term borrowings, interest expense on short-term borrowings increased $73,000 for these same periods due to a 30 basis point increase in the rate paid on the borrowings.

Additionally, interest expense on long-term debt increased $200,000 from March 31, 2000 due to a $4.6 million increase in average long-term debt and an increase in the rate paid of 43 basis points.

         The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses was $2.1 million for the first three months of 2001, as compared to $3.0 million for the first three months of 2000. The decrease reflects the Corporation's continued strong asset quality. The allowance for loan losses as a percentage of total loans was 1.31% at March 31, 2001 and 1.30% at March 31, 2000.

         Non-interest income increased 26.5% from $14.4 million during the first three months of 2000 to $18.2 million during the first three months of 2001. Insurance commissions and fees, service charges and trust income increased $3.3 million or 26.6% over the first three months of 2000. These higher levels of fee income are attributable to growth in insurance, increases in deposits and the Corporation's continued expansion into annuity and mutual fund sales and trust services.

         Total non-interest expenses increased 32.9% from $35.2 million during the first three months of 2000 to $46.7 million during the first three months of 2001. This increase was primarily attributable to non-recurring items during the first quarter of 2001, including consolidation expenses of $3.2 million, a $4.0 million legal reserve related to a defalcation by a third-party IRA administrator and merger related costs of $283,000 (see Notes to Consolidated Financial Statements). Excluding these items, non-interest expenses totaled $39.2 million for the first quarter of 2001. In addition to the previously mentioned non-recurring items, non-interest expenses increased due to the insurance agency purchases that were consummated in January of 2001.

         The Corporation's income tax expense was $2.5 million for the first three months of 2001 compared to $4.8 million for the same period of 2000. The effective tax rate of 29.4% for the three months ended March 31, 2001 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

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

         Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $70.0 million was unused at March 31, 2001. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other funding sources.

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

         The gap analysis which follows measures the interest rate risk of the Corporation by comparing the difference between the amount of interest-earning assets and interest- bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was 1.00 at March 31, 2001, as compared to .90 at March 31, 2000. A ratio of less than one indicates an excess of repricing liabilities over repricing assets. Based on the cumulative one-year gap and assuming no change in asset/liability composition, a change in interest rates is expected to result in a negligible change in net interest income over the next twelve months.

         Net interest income simulations measure the exposure to short-term earnings from changes in market rates of interest in a more rigorous and explicit fashion. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical interest rate scenarios. The economic value of equity (EVE) measures the Corporation's long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the balance sheet. The following table presents an analysis of the potential sensitivity of the Corporation's annual net interest income and EVE to sudden and sustained 200 basis point changes in market rates:

                                                   MARCH 31,
                                               -----------------
                                                 2001     2000
                                               -------   -------
Net interest income change (12 months):
  - 200 basis points                             (2.8)%     3.2 %
  + 200 basis points                             (0.9)%    (4.7)%

Economic value of equity:
  - 200 basis points                             (8.7)%     2.4 %
  + 200 basis points                             (1.4)%    (6.6)%

         Following is the gap analysis as of March 31, 2001 (in thousands):

                                      Within       4-12       1-5         Over
                                     3 Months     Months     Years       5 years      Total
                                    ----------  ---------  ----------  -----------  ----------
Interest Earning Assets
Interest bearing deposits
  with banks                        $    3,449                                      $    3,449
Federal funds sold                     175,409                                         175,409
Securities                              46,264  $  77,914  $  284,711  $    72,453     481,342
Loans, net of unearned                 801,960    612,788   1,336,320      203,472   2,954,540
                                    ----------  ---------  ----------  -----------  ----------
                                     1,027,082    690,702   1,621,031      275,925   3,614,740
Other assets                                                               391,136     391,136
                                    ----------  ---------  ----------  -----------  ----------
                                    $1,027,082  $ 690,702  $1,621,031  $   667,061  $4,005,876
                                    ==========  =========  ==========  ===========  ==========

Interest Bearing Liabilities
Deposits:
  Interest checking                 $  123,213                         $   441,949  $  565,162
  Savings                              309,546                             499,009     808,555
  Time deposits                        353,634  $ 650,911  $  363,906                1,368,451
Borrowings                             234,290     40,353      50,442       74,346     399,431
                                    ----------  ---------  ----------  -----------  ----------
                                     1,020,683    691,264     414,348    1,015,304   3,141,599
Other liabilities                                                          536,460     536,460
Stockholders' equity                                                       327,817     327,817
                                    ----------  ---------  ----------  -----------  ----------
                                    $1,020,683  $ 691,264  $  414,348  $ 1,879,581  $4,005,876
                                    ==========  =========  ==========  ===========  ==========

Period Gap                          $    6,399  $    (562) $1,206,683  $(1,212,520)
                                    ==========  =========  ==========  ===========

Cumulative Gap                      $    6,399  $   5,837  $1,212,520
                                    ==========  =========  ==========

Cumulative Gap as a Percent
  of Total Assets                          .16%       .15%      30.27%
                                    ==========  =========  ==========

Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                            1.01       1.00        1.57        1.15
                                    ==========  =========  ==========  ==========

         The preceding measures reflect actions the ALCO enacted to reduce the sensitivity of its net interest income. However, the measures do not necessarily reflect the actions the ALCO may undertake in response to certain changes in interest rates. Thus, the measurements assumed no change in asset/liability composition. The disclosed measures are well within the limits set forth in the Corporation's Asset/Liability Policy.

         The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon the Corporation's experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.

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

        Capital management is a continuous process. Since December 31, 2000, stockholders' equity has increased $1.7 million as a result of earnings retention. For the three months ended March 31, 2001, the return on average equity was 13.31% and the dividend payout ratio was 38.55%, both based on core operating earnings. Book value per common share was $13.67 at March 31, 2001, compared to $12.33 at March 31, 2000.

LOANS

        Following is a summary of loans (dollars in thousands):

                                               MARCH 31,     DECEMBER 31,
                                                 2001            2000
                                             ------------    ------------
Real estate:
  Residential                                  $1,088,045      $1,096,311
  Commercial                                      828,203         812,023
  Construction                                    191,953         180,387
Installment loans to individuals                  313,865         339,126
Commercial, financial and agricultural            397,343         392,783
Lease financing                                   185,165         204,187
Unearned income                                   (57,140)        (62,744)
                                               ----------      ----------
                                               $2,947,434      $2,962,073
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

        Following is a summary of non-performing assets (dollars in thousands):

                                                     MARCH 31,    DECEMBER 31,
                                                       2001           2000
                                                   ------------   ------------
Non-performing assets:
  Non-accrual loans                                     $10,173        $ 9,946
  Restructured loans                                      2,842          2,810
                                                        -------        -------
    Total non-performing loans                           13,015         12,756
  Other real estate owned                                 4,016          4,786
                                                        -------        -------
    Total non-performing assets                         $17,031        $17,542
                                                        =======        =======

Asset quality ratios:
  Non-performing loans as percent of total loans            .44%           .43%
  Non-performing assets as percent of total assets          .43%           .45%

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

        Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                                Three Months Ended
                                                     March 31,
                                               --------------------
                                                 2001        2000
                                               --------    --------
Balance at beginning of period                  $38,737     $36,311

Charge-offs                                      (2,828)     (1,958)
Recoveries                                          534         423
                                                -------     -------
  Net charge-offs                                (2,294)     (1,535)

Provision for loan losses                         2,101       2,973
                                                -------     -------
Balance at end of period                        $38,544     $37,749
                                                =======     =======

Allowance for loan losses to:
  Total loans, net of unearned income              1.31%       1.30%
  Non-performing loans                           296.17%     279.19%

REGULATORY MATTERS

         Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

         As of December 31, 2000, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of March 31, 2001, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of March 31, 2001 for the Corporation (dollars in thousands):

                                                 Well Capitalized     Minimum Capital
                                  Actual           Requirements         Requirements
                             -----------------   -----------------   -----------------
                               Amount   Ratio      Amount   Ratio      Amount   Ratio
                             --------- -------   --------- -------   --------- -------
Total Capital                 $334,027   11.3%    $295,782   10.0%    $236,625    8.0%
  (to risk-weighted assets)
Tier 1 Capital                 293,727    9.9%     177,469    6.0%     118,313    4.0%
  (to risk-weighted assets)
Tier 1 Capital                 293,727    7.6%     194,190    5.0%     155,352    4.0%
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

PART II

Item 1.  Legal Proceedings

         During the first quarter of 2001, the Corporation established a legal reserve of approximately $4.0 million associated with individual retirement accounts at one of its banking subsidiaries. Various cases have been filed in the 20th Judicial Circuit and for Lee County, Florida, naming the subsidiary of the Corporation as a co-defendant. The plaintiffs allege that a third-party independent administrator misappropriated funds from their individual retirement accounts held with the banking subsidiary (see Notes to Consolidated Financial Statements).

         The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with outside legal counsel, does not at the present time anticipate the ultimate aggregate liability, arising out of such pending and threatened lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operation in any future reporting period.

Item 2.  Changes in Securities

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         The Secretary of the Corporation must receive written notice of any proposal submitted by a shareholder of the Corporation for consideration at the Annual Meeting of Shareholders on or prior to the date which is 120 days prior to the date on which the Corporation first mailed its proxy materials for the prior year's Annual Meeting of Shareholders. Accordingly, any shareholder proposal must be submitted to the Corporation by November 19, 2001 to be considered at the 2002 Annual Meeting of Shareholders.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  A report on Form 8-K, dated January 9, 2001, was filed by the Corporation. The Form 8-K announced the Corporation's charter consolidation plan, which occurred during the first quarter of 2001.

                  A report on Form 8-K, dated February 6, 2001, was filed by the Corporation. The Form 8-K announced the Corporation's proposed relocation of its corporate headquarters from Hermitage, Pennsylvania to Naples, Florida and proposed reincorporation from Pennsylvania to Florida.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           F.N.B. Corporation
                           ------------------------------------------
                           (Registrant)



Dated: May 9, 2001                   /s/Gary L. Tice
       ------------------------      ------------------------------------------
                                     Gary L. Tice
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Dated: May 8, 2001                   /s/John D. Waters
       ------------------------      ------------------------------------------
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)