Form 10-K/A
period 2000-12-31
FNB CORP/FL/
filed 2001-06-28
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

(Mark One)
       [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2000
                          ------------------------------------------------------

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ----------------------
Commission file number 0-8144
                       ------

                               F.N.B. CORPORATION
                              ---------------------
             (Exact name of registrant as specified in its charter)

             Florida                                     25-1255406
----------------------------------------    ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

     2150 Goodlette Road North
          Naples, Florida                                 34102
----------------------------------------    ------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:        (800) 262-7600
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

This is Amendment No. 1 to the 2000 Form 10-K and is dated June 28, 2001.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         As permitted by Rule 1501-21 of the Exchange Act, the following financial statements of the Plan are filed with Amendment No. 1 at the page indicated:

INDEX TO FINANCIAL STATEMENTS                                             PAGE
-----------------------------                                             ----

Report of Independent Auditors............................................   1
Statements of Net Assets Available for Benefits...........................   2
Statements of Changes in Net Assets Available for Benefits ...............   3
Notes to Financial Statements.............................................   4
Schedule H, Line 4(i) - Schedule of Assets (Held at End of Year)..........  10
Schedule H, Line 4(j) - Schedule of Reportable Transactions...............  12

FINANCIAL STATEMENT SCHEDULES

         Not Applicable.

REPORTS ON FORM 8-K

         A report on Form 8-K, dated January 9, 2001, was filed by the Corporation to announce the Corporation's charter consolidation plan, which occurred during the first quarter of 2001.

         A report on Form 8-K, dated February 6, 2001, was filed by the Corporation to report the Corporation's earnings for the fourth quarter of 2000 and for the year ended December 31, 2000.

         A report on Form 8-K, dated March 6, 2001, was filed by the Corporation to announce the Corporation's proposed relocation of its corporate headquarters from Hermitage, Pennsylvania to Naples, Florida and proposed reincorporation from Pennsylvania to Florida.

         A report on Form 8-K, dated June 6, 2001, was filed by the Corporation to announce that the reincorporation from the Commonwealth of Pennsylvania to the State of Florida was effective June 1, 2001.

         A report on Form 8-K, dated June 14, 2001, was filed by the Corporation to announce the Agreement and Plan of Merger entered into with Promistar Financial Corporation on June 13, 2001.

EXHIBITS

23.1 Consent of Ernst & Young LLP, Independent Auditors for the Plan, filed within.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      F.N.B. CORPORATION
                                      (Registrant)



Date: June 27, 2001                   /s/John D. Waters
      -------------------------       ------------------------------------------
                                      John D. Waters
                                      Vice President and Chief Financial Officer

                                  Audited Financial Statements

                                  F.N.B. Corporation
                                  Salary Savings Plan

                                  Year ended December 31, 2000
                                  and as of December 31, 1999
                                  with Report of Independent Auditors

                          Audited Financial Statements

                     F.N.B. Corporation Salary Savings Plan

                          Year ended December 31, 2000
                          and as of December 31, 1999
                       with Report of Independent Auditors

                            F.N.B. Corporation Salary
                                  Savings Plan

                          Audited Financial Statements

                          Year ended December 31, 2000
                           and as of December 31, 1999





                                    Contents

Report of Independent Auditors .............................................. 1

Audited Financial Statements

Statements of Net Assets Available for Benefits.............................. 2
Statements of Changes in Net Assets Available for Benefits .................. 3
Notes to Financial Statements ............................................... 4


Supplemental Schedules

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year) .............10
Schedule H, Line 4(j)--Schedule of Reportable Transactions ..................12

                             Supplemental Schedules

                         Report of Independent Auditors

F.N.B. Corporation Salary Savings Plan
Naples, Florida

We have audited the accompanying statements of net assets available for benefits of F.N.B. Corporation Salary Savings Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the year ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in its net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held at year end as of December 31, 2000, and reportable transactions for the year then ended, are presented for purposes of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Ernst & Young LLP

Birmingham, Alabama
June 20, 2001

                            F.N.B. Corporation Salary
                                  Savings Plan

                 Statements of Net Assets Available for Benefits


                                                      December 31
                                                 2000             1999
                                            ------------------------------

Assets
 Investments at fair value:
   Interest in pooled separate accounts     $ 9,729,487        $ 9,356,716
   F.N.B. Corporation Common Stock            3,902,017          3,145,879
   Participant loans                            554,240            430,029
 Employer contribution receivable               287,894                707
                                            ------------------------------
Net assets available for benefits           $14,473,638        $12,933,331
                                            ==============================


See accompanying notes.

                            F.N.B. Corporation Salary
                                  Savings Plan

                       Statements of Changes in Net Assets
                             Available for Benefits



                                                             Year ended
                                                             December 31
                                                                2000
                                                             ------------

Additions:
   Investment income:
     Net depreciation in fair value of investments           $   (362,229)
     Interest                                                     115,086
     Dividends                                                    233,443
                                                             ------------
                                                                  (13,700)

   Contributions:
     Participant                                                1,542,929
     Employer                                                   1,628,917
                                                             ------------
                                                                3,171,846
                                                             ------------
Total additions                                                 3,158,146

Deductions:
   Distributions to participants or beneficiaries               1,597,063
   Administrative expenses                                         20,776
                                                             ------------
Total deductions                                                1,617,839
                                                             ------------
 Net increase                                                   1,540,307
                                                             ------------

Net assets available for benefits:
   Beginning of year                                           12,933,331
                                                             ------------
   End of year                                                $14,473,638
                                                             ============


See accompanying notes.

                            F.N.B. Corporation Salary
                                  Savings Plan

                          Notes to Financial Statements

                               December 31, 2000


1. Description of the Plan

The following description of the F.N.B. Corporation Salary Savings Plan (the "Plan") provides only general information. Participants should refer to the summary plan description for a more complete description of the Plan's provisions.

General

The Plan is a defined contribution 401(k) plan, substantially covering all salaried employees of the following subsidiaries of F.N.B. Corporation (the "Corporation"): First National Bank of Naples; Cape Coral National Bank; First National Bank of Ft. Myers; First National Bank of Florida; West Coast Guaranty Bank; The Customer Service Center of F.N.B., LLC FL Division; and F.N.B. Affiliate Services. Participants who have completed 1,000 hours of service and are age twenty-one or older are eligible to participate in the Plan. The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA).

Contributions

Under the Plan, participating employees may make voluntary pretax and contributions to their accounts of up to 15% of annual base compensation. The Corporation, at its discretion, matches 50% of the first 6% of the participants annual base compensation. The Corporation, at its discretion, may also make a fixed nonelective contribution equal to 5% of the compensation of all eligble participants and may from time to time contribute to the Plan such additional amounts, as discretionary nonelective contributions, as the Board of Directors may in its sole discretion deem advisable, as detailed in the Plan agreement

Participants' savings contributions and employer matching contributions are designated under a qualified deferral arrangement as allowed by Sections 401(k) and 401(m) of the Internal Revenue Code.

Participants may direct employee contributions into any of several funds maintained by Principal Mutual Life Insurance Company. Principal Financial Group (Principal) is the custodian of all of the Plan's assets.

                            F.N.B. Corporation Salary
                                  Savings Plan

                          Notes to Financial Statements


1. Description of the Plan (continued)

Contributions (continued)

The employer's discretionary contributions are used to purchase the Corporation's common stock. Participants who have attained age 59 1/2 are permitted to direct the trustee to invest the Corporation's discretionary portion of their account into any other investment that may be permitted under the Plan.

Participant Accounts

Each participant's account is credited with their voluntary contribution and the employer's matching contribution and an allocation of the Plan's net earnings as defined by the Plan.

Participant Loans

Participants may borrow from their fund accounts up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance. Loan terms range from 1-5 years. The loans are secured by the balance in the participant's account and bear interest at a rate commensurate with local prevailing rate as determined by the Plan Administrator. Principal and interest are paid ratably through payroll deductions.

Vesting

Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are 100% vested in the employer's contributions and actual earnings thereon after five years of service (see vesting schedule below):

                                Vesting Schedule
                                ----------------

                        Years of Service      Percentage
                        ----------------      ----------
                               1                  20%
                               2                  40%
                               3                  60%
                               4                  80%
                               5                 100%

                            F.N.B. Corporation Salary
                                  Savings Plan

                    Notes to Financial Statements (continued)



1. Description of the Plan (continued)

Forfeitures

Upon termination of a participant, the employer's contributions to which the participant is not vested is segregated into a separate account and is used to reduce the Corporation's administrative expenses. Any remaining balance is distributed among the participant's accounts.

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

Administrative Expenses

All administrative expenses of the Plan, except for investment fees, are paid by the Corporation. Such expenses have historically been comprised of fees of audit, custody and recordkeeping services and have been immaterial in relation to the Corporation and the Plan.

Plan Termination

Although it has not expressed any intent to do so, the Corporation has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of plan termination, participants will become 100% vested in their accounts.

2. Summary of Accounting Policies

Basis of Presentation

The financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.

                            F.N.B. Corporation Salary
                                  Savings Plan

                    Notes to Financial Statements (continued)


2. Summary of Accounting Policies (continued)

Valuation of Investments

The Principal pooled separate accounts investments are valued using accumulation units and are stated at fair value. The dividends, interest, and realized and unrealized gains for the underlying funds are factored into the value of the separate account funds. The dollar value per unit of participation is determined by dividing the total value of the separate account by the total number of units of participation held in the separate account. Investments in shares of registered investment companies and common/collective trusts are stated at their net asset value, based on the quoted market prices of the securities held in such funds. The Corporation's common stock is traded on the Nasdaq Stock Market under the trading symbol "FBAN" and is valued using the closing price on the last business day of the Plan year. The participant loans are valued at their outstanding balances, which approximate fair value.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Investments

The following presents investments that represent 5% or more of the Plan's net assets.

                                                     December 31
                                               2000              1999
                                           --------------------------------
Principal Life Insurance Company:
  Guaranteed Interest Account                  $1,353,034        $1,511,292
  Money Market Account                            867,807         1,078,756
  Large Capital Stock Index Account             2,284,762         2,097,304
  Large Company Blend Account                     794,298                 -
F.N.B. Corporation Common Stock*                3,902,017         3,145,879
* Non-participant directed investment

                            F.N.B. Corporation Salary
                                  Savings Plan

                    Notes to Financial Statements (continued)


3. Investments (continued)
During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value as follows:

                                                                 2000
                                                             -------------
Pooled separate accounts                                       $  (176,119)
F.N.B. Corporation Common stock                                   (186,110)
                                                             -------------
                                                               $  (362,229)
                                                             =============

4. Nonparticipant-Directed Investment

Information about the net assets and the significant components of the changes in net assets relating to investments in F.N.B. Corporation Common Stock is as follows:

                                                          December 31
                                                    2000              1999
                                                -----------------------------
Investments at fair value:
   F.N.B. Corporation Common Stock Fund           $3,902,017       $3,145,879

                                                                   Year ended
                                                                   December 31
                                                                      2000
                                                                   -----------
Changes in net assets:
   Participant contributions                                       $    70,715
   Employer contributions                                              853,580
   Net depreciation in fair value of investments                      (186,110)
   Dividends                                                           233,443
   Distributions to participants or beneficiaries                     (193,655)
   Transfers to participant-directed investments                       (21,835)
                                                                   -----------
                                                                       756,138
                                                                   ===========

                            F.N.B. Corporation Salary
                                  Savings Plan

                    Notes to Financial Statements (continued)


5. Income Tax Status

The Plan has received a determination letter from the Internal Revenue Service dated February 26, 1999, stating that the Plan is qualified under Section 401(a) of the Internal Revenue Code (the "Code") and, therefore, the related trust is exempt from taxation. Once qualified, the Plan is required to operate in conformity with the Code to maintain its qualification. The plan administrator believes the Plan is being operated in compliance with the applicable requirements of the Code and, therefore, believes that the Plan is qualified and the related trust is tax-exempt. The Plan Sponsor has indicated that it will take the necessary steps, if any, to maintain the Plan's qualified status.

6. Subsequent Event

The following amendments to the summary plan document will become effective July 1, 2001: employees will be eligible to participate in the Plan after 90 days of service and vesting in the employer contributions will be determined as of the participant's date of hire.

During the 1st quarter of 2001, the Corporation completed a consolidation charter plan which reduced the number of bank charters from eight to three. Under the plan, the Corporation's five Florida banks were merged under First National Bank of Florida.

                            F.N.B. Corporation Salary
                                  Savings Plan
                                 EIN: 65-0083472
                                Plan Number: 001

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2000


    Identity of Issue, Borrower,               Description of Investment                         Current
    Lessor or Similar Entity                                                        Cost          Value
-----------------------------------------------------------------------------------------------------------

    Pooled Separate Accounts:
*   Principal Life Insurance Company       Guaranteed Interest Account                   **     $ 1,353,034
                                           Money Market Account                          **         867,807
                                           Bond & Mortgage Account                       **         156,507
                                           Government Securities Account                 **         277,195
                                           High Quality Intermed-Term Account            **         141,829
                                           High Quality Long-Term Account                **          28,757
                                           Century Income & Growth Account               **         183,970
                                           Bond Emphasis Balanced Account                **         263,847
                                           Large Capital Stock Index Account             **       2,287,389
                                           Large Company Blend Account                   **         794,298
                                           Medium Company Value Account                  **         299,424
                                           Putnam Voyage Account                         **         299,526
                                           Real Estate Account                           **         104,172
                                           Stock Emphasis Balanced Account               **         613,090
                                           Total Market Stock Index Account              **          91,259
                                           INVESCO Small Company Growth Account          **         179,152
                                           Medium Company Blend Account                  **         346,919
                                           Medium Company Growth Account                 **         115,265


                            F.N.B. Corporation Salary
                                  Savings Plan
                                 EIN: 65-0083472
                                Plan Number: 001

   Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year) (continued)

                                December 31, 2000

    Identity of Issue, Borrower,               Description of Investment                         Current
    Lessor or Similar Entity                                                        Cost          Value
-----------------------------------------------------------------------------------------------------------
*  Principal Life Insurance Company        Mid-Capital Stock Index                       **         124,265
                                           Small Capital Stock Index Account             **          39,403
                                           Small Company Blend Account                   **         600,474
                                           Small Company Value Account                   **          26,068
                                           International Stock Account                   **         538,463

*  Company Common Stock:
   F.N.B. Corporation                      Common Stock                           4,471,721       3,902,016

   Loans to participants                   Interest rates ranging from
                                            7.0% to 11.5%                                **         554,240
                                                                                                -----------
   Total investments                                                                            $14,188,369
                                                                                                ===========



    * Indicates party-in-interest to the Plan

   ** Column (d) has not been presented as this information is not applicable.

                            F.N.B. Corporation Salary
                                  Savings Plan
                                 EIN: 65-0083472
                                Plan Number: 001

           Schedule H, Line 4(j)--Schedule of Reportable Transactions

                          Year ended December 31, 2000



                                                                                                   (h) Current
                                                                                                     Value of
                                                                                                    Asset on
   (a) Identity of     (b) Description of     (c) Purchase       (d) Selling      (g) Cost of      Transaction    (i) Net Gain
    Party Involved           Assets               Price              Price            Asset            Date           (Loss)
-------------------------------------------------------------------------------------------------------------------------------

Category (iii)--series of transactions in excess of 5% of plan assets
---------------------------------------------------------------------

F.N.B. Corporation     Common Stock Fund:
                        Purchases--93          $1,128,397         $       -         $1,128,397        $1,128,397    $           -




There were no category (i), (ii) or (iv) reportable transactions during 2000.

Column (e) and (f) have not been presented as this information is not applicable.

                                   SIGNATURES

         The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     F.N.B. CORPORATION
                                     (Registrant)



Date: June 27, 2001                  /s/John D. Waters
      -------------------------      -------------------------------------------
                                     John D. Waters
                                     Vice President and Chief Financial Officer,
                                     F.N.B. Corporation, Trustee