Form 10-K/A
period 2000-12-31
FNB CORP/FL/
filed 2001-06-28
CIK 37808

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

                                       or

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------
Commission file number 0-8144
                       ------

                               F.N.B. CORPORATION
             (Exact name of registrant as specified in its charter)

              Florida                                     25-1255406
----------------------------------------    ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

     2150 Goodlette Road North
          Naples, Florida                                    34102
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:        (800) 262-7600
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

This is Amendment No. 2 to the 2000 Form 10-K and is dated June 28, 2001.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         As permitted by Rule 1501-21 of the Exchange Act, the following financial statements of the Plan are filed with Amendment No. 2 at the page indicated:

INDEX TO FINANCIAL STATEMENTS                                            PAGE
-----------------------------                                            ----

Report of Independent Auditors...........................................   1
Statements of Net Assets Available for Benefits..........................   2
Statements of Changes in Net Assets Available for Benefits ..............   3
Notes to Financial Statements............................................   4
Schedule H, Line 4(i) - Schedule of Assets (Held at End of Year).........  10
Schedule H, Line 4(j) - Schedule of Reportable Transactions..............  11

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

                                     F.N.B. CORPORATION
                                     (Registrant)



Date: June 27, 2001                  /s/John D. Waters
      ---------------------------    -------------------------------------------
                                     John D. Waters
                                     Vice President and Chief Financial Officer

F.N.B. CORPORATION PROGRESS SAVINGS 401(K) PLAN

Audited Financial Statements
Years ended December 31, 2000 and 1999
with Report of Independent Auditors

                          Audited Financial Statements

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                     Years ended December 31, 2000 and 1999
                       with Report of Independent Auditors

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                          Audited Financial Statements

                     Years ended December 31, 2000 and 1999





                                    Contents

Report of Independent Auditors .............................................1

Audited Financial Statements

Statements of Net Assets Available for Benefits.............................2
Statements of Changes in Net Assets Available for Benefits .................3
Notes to Financial Statements ..............................................4


Supplemental Schedules

Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)............10
Schedule H, Line 4(j)--Schedule of Reportable Transactions ................11

                             Supplemental Schedules

                         Report of Independent Auditors

F.N.B. Corporation Progress Savings
   401(k) Plan
Hermitage, Pennsylvania

We have audited the accompanying statements of net assets available for benefits of the F.N.B. Corporation Progress Savings 401(k) Plan as of December 31, 2000 and 1999, and the related statements of changes in net assets available for benefits for the years then ended. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

Our audits were performed for the purpose of forming an opinion on the financial statements taken as a whole. The accompanying supplemental schedules of assets held at end of year as of December 31, 2000, and reportable transactions for the year then ended, are presented for the purpose of additional analysis and are not a required part of the financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These supplemental schedules are the responsibility of the Plan's management. The supplemental schedules have been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, are fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/Ernst & Young LLP

Birmingham, Alabama
June 18, 2001

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

                 Statements of Net Assets Available for Benefits


                                                       December 31
                                                 2000              1999
                                             ------------------------------

Assets
 Investments at fair value:
   Interest in pooled separate accounts      $ 7,957,978        $ 6,895,526
   F.N.B. Corporation Common Stock             5,411,387          5,278,355
   Interest in common/collective trusts          842,946            672,635
 Employer contribution receivable                      -                232
 Employee contribution receivable                      -                931
                                             ------------------------------
Net assets available for benefits            $14,212,311        $12,847,679
                                             ==============================


See accompanying notes.

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan

           Statements of Changes in Net Assets Available for Benefits



                                                      Year ended December 31
                                                        2000          1999
                                                    ---------------------------

Additions:
   Investment income:
     Net depreciation in fair value of investments  $  (526,002)    $  (669,402)
     Dividends                                          398,422         450,393
                                                    ---------------------------
                                                       (127,580)       (219,009)

   Contributions:
     Participant                                      1,902,030       1,734,711
     Employer                                           578,887         548,221
                                                    ---------------------------
                                                      2,480,917       2,282,932
                                                    ---------------------------
Total additions                                       2,353,337       2,063,923

Deductions:
   Distributions to participants or beneficiaries       988,055       1,308,130
   Administrative expenses                                  650             315
                                                    ---------------------------
Total deductions                                        988,705       1,308,445
                                                    ---------------------------
 Net increase                                         1,364,632         755,478
                                                    ---------------------------

Net assets available for benefits:
   Beginning of year                                 12,847,679      12,092,201
                                                    ---------------------------
   End of year                                      $14,212,311     $12,847,679
                                                    ===========================


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

Participants may direct employee contributions in the following 20 investment options: Principal Stable Value Fund, Principal Government Securities Account, Principal Bond Emphasis Balanced Account, Principal Stock Emphasis Balanced Account, Principal Large Capital Stock Index Account, Principal Medium Company Value Account, Principal Small Company Blend Account, Principal International Stock Account, Principal High Quality Intermediate-Term Account, Principal High Quality Long-Term Account, Principal Large Company Blend Account, Principal Putnam Voyager Account, Principal Total Market Stock Index Account, Principal Medium Company Growth Account, Principal Mid-Cap Stock Index Account, Principal Small Cap Stock Index Account, Principal Small Company Value Account, Principal American

                      F.N.B. Corporation Progress Savings
                                   401(k) Plan

                    Notes to Financial Statements (continued)


1. Description of the Plan (continued)

Contributions (continued)

Century Income & Growth Account, Invesco Small Company Growth Account, and the F.N.B. Corporation Common Stock Fund. Principal Financial Group (Principal) is the custodian of all of the Plan's assets, with the exception of the F.N.B. Corporation Common Stock Fund.

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

Vesting

Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are 100% vested in the employer's matching contributions and actual earnings thereon after five years of service (see vesting schedule below):

                                Vesting Schedule
                       ---------------------------------
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

3. Investments

The following presents investments that represent 5% or more of the Plan's net assets.

                                                           December 31
                                                       2000            1999
                                                   -----------     -----------
Principal Stable Value Fund, 67,724 and
   79,006 units, respectively                      $   842,946     $   672,635
Principal Large Capital Stock Index Account,
   61,746 and 47,301 units, respectively             2,884,474       2,993,468
Principal Medium Company Value Account,
   18,679 and 27,850 units, respectively               777,024         930,741
Principal U.S. Stock Account, -0- and
   1,424 units, respectively                                 -         655,867
Principal Small Company Blend Account,
   14,289 and 17,716 units, respectively               614,600         659,216
F.N.B. Corporation Common Stock Fund, 257,685
   and 237,230 shares, respectively                  5,411,387*      5,278,355*
------------------------------
*Nonparticipant-directed

During 2000 and 1999, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) appreciated (depreciated) in value as follows:

                                                     2000           1999
                                                   ---------     -----------
Interest in common/collective trusts               $  42,766     $    43,662
Pooled separate accounts                            (318,024)        608,619
Common stock                                        (250,744)     (1,321,683)
                                                   ---------     -----------
                                                   $(526,002)    $  (669,402)
                                                   =========     ===========

                      F.N.B. Corporation Progress Savings
                                   401(k) Plan

                    Notes to Financial Statements (continued)


4. Nonparticipant-Directed Investment

Information about the net assets and the significant components of the changes in net assets relating to the F.N.B. Corporation Common Stock Fund is as follows:

                                                          December 31
                                                     2000            1999
                                                 ------------     ------------
Investments at fair value:
   F.N.B. Corporation Common Stock Fund            $5,411,387       $5,278,355

                                                    Year ended December 31
                                                     2000            1999
                                                 ------------     ------------
Changes in net assets:
   Participant contributions                         $219,376      $   383,907
   Employer contributions                             578,966          555,279
   Net depreciation in fair value of investments     (250,744)      (1,321,683)
   Dividends                                          398,422          450,393
   Distributions to participants or beneficiaries    (413,486)        (426,945)
   Transfers to participant-directed investments     (399,502)         (63,316)
                                                 ------------     ------------
                                                     $133,032      $ (422,365)
                                                 ============     ===========

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

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan
                                 EIN: 25-1255406
                                Plan Number: 002

         Schedule H, Line 4(i)--Schedule of Assets (Held at End of Year)

                                December 31, 2000


       Identity of Issue, Borrower,                     Description of                         Current
        Lessor or Similar Entity                          Investment            Cost            Value
--------------------------------------------------------------------------------------------------------
Pooled Separate Accounts:
  Principal Government Securities Account*                 8,715 units       $       **      $   612,803
  Principal Bond Emphasis Balanced Account*               19,116 units               **          348,106
  Principal Stock Emphasis Balanced Account*              25,097 units               **          538,745
  Principal Large Capital Stock Index Account*            61,746 units               **        2,884,474
  Principal Medium Company Value Account*                 18,679 units               **          777,024
  Principal Small Company Blend Account*                  14,289 units               **          614,600
  Principal International Stock Account*                  12,460 units               **          478,257
  Principal High Quality Intermediate Term Account*        3,301 units               **           38,442
  Principal Large Company Blend Account*                  16,227 units               **          368,355
  Principal American Century Income & Growth Account*      8,158 units               **          108,748
  Principal High Quality Long-Term Account*                3,070 units               **           34,835
  Principal Small Company Value Account*                   1,454 units               **           26,462
  Principal Small Cap Stock Index Account*                 3,696 units               **           45,641
  Principal Mid Cap Stock Index Account*                  12,607 units               **          164,632
  Principal Medium Company Growth Account*                 4,511 units               **          187,649
  Invesco Small Co. Growth Account*                        5,884 units               **          275,728
  Principal Total Market Stock Index Account*              1,751 units               **           18,583
  Principal Putnam Voyager Account*                       13,543 units               **          434,894
Common/Collective Trusts:
  Principal Stable Value Fund*                            67,724 units               **          842,946
Common Stock:
  F.N.B. Corporation Common Stock*                       257,685 shares       7,877,703        5,411,387
                                                                                             -----------
Total investments                                                                            $14,212,311
                                                                                             ===========

 *--Indicates party-in-interest to the Plan
**--In accordance with SOP 99-3, nonparticipant-directed cost information is required to be disclosed.

                       F.N.B. Corporation Progress Savings
                                   401(k) Plan
                                 EIN: 25-1255406
                                Plan Number: 002

           Schedule H, Line 4(j)--Schedule of Reportable Transactions

                          Year ended December 31, 2000

                                                                                          Current
                                                                                          Value of
                                                                                          Asset on
   Identity of           Description of       Purchase       Selling        Cost of      Transaction     Net Gain
 Party Involved              Assets            Price          Price          Asset          Date          (Loss)
------------------------------------------------------------------------------------------------------------------

Category (iii)--series of transactions in excess of 5% of plan assets
---------------------------------------------------------------------

F.N.B. Corporation     Common Stock Fund:
                         Purchases--84        $867,339       $        -     $867,339      $867,339      $       -
                         Sales--142                  -          252,249      389,363       252,249       (137,114)



There were no category (i), (ii) or (iv) reportable transactions during 2000.

                                   SIGNATURES

         The Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the employee benefit plan) have duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     F.N.B. CORPORATION
                                     (Registrant)



Date: June 27, 2001                  /s/John D. Waters
      ---------------------------    -------------------------------------------
                                     John D. Waters
                                     Vice President and Chief Financial Officer,
                                     F.N.B. Corporation, Trustee