Form 10-Q
period 2001-06-30
FNB CORP/FL/
filed 2001-08-14
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2001
                               ------------------------------------------------
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
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
Yes        No
   ---       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          CLASS                                   OUTSTANDING AT JULY 31, 2001
          -----                                   ----------------------------

COMMON STOCK, $2 PAR VALUE                              25,612,682 SHARES
--------------------------                              -----------------

F.N.B. CORPORATION
FORM 10-Q
June 30, 2001
INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.       Financial Statements

                Consolidated Balance Sheet                                   2
                Consolidated Income Statement                                3
                Consolidated Statement of Cash Flows                         4
                Notes to Consolidated Financial Statements                   5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                     11

Item 3.  Quantitative and Qualitative Disclosure of Market Risk             19

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                             20

Item 2.       Changes in Securities                                         20

Item 3.       Defaults Upon Senior Securities                               20

Item 4.       Submission of Matters to a Vote of Security Holders           20

Item 5.       Other Information                                             21

Item 6.       Exhibits and Reports on Form 8-K                              21

Signatures                                                                  22

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

Dollars in thousands, except par values
Unaudited
                                                       JUNE 30,     DECEMBER 31,
                                                         2001           2000
                                                     -------------  ------------
ASSETS
Cash and due from banks                                 $  144,745   $  147,530
Interest bearing deposits with banks                         6,967        1,860
Federal funds sold                                          73,983       39,332
Mortgage loans held for sale                                 4,773        1,042
Securities available for sale                              460,718      441,480
Securities held to maturity (fair
  value of $46,501 and $73,508)                             45,799       73,522
Loans, net of unearned income of $52,835 and $62,270     3,072,730    3,096,833
Allowance for loan losses                                  (39,800)     (40,373)
                                                        ----------   ----------
    NET LOANS                                            3,032,930    3,056,460
                                                        ----------   ----------

Premises and equipment                                     113,530      113,936
Other assets                                               185,250      180,759
                                                        ----------   ----------
    TOTAL ASSETS                                        $4,068,695   $4,055,921
                                                        ==========   ==========

LIABILITIES
Deposits:
  Non-interest bearing                                  $  501,752   $  478,167
  Interest bearing                                       2,760,205    2,769,783
                                                        ----------   ----------
    TOTAL DEPOSITS                                       3,261,957    3,247,950

Other liabilities                                           75,967       65,768
Short-term borrowings                                      270,839      282,865
Long-term debt                                             107,030      119,698
                                                        ----------   ----------
    TOTAL LIABILITIES                                    3,715,793    3,716,281
                                                        ----------   ----------

STOCKHOLDERS' EQUITY
Preferred stock - $.01 and $10 par value
  Authorized - 20,000,000 shares
  Issued - 159,857 and 167,732 shares
  Aggregate liquidation value - $3,996 and $4,193                2        1,678
Common stock - $.01 and $2 par value
  Authorized - 100,000,000 shares
  Issued - 25,735,974 and 24,489,817 shares                    257       48,980
Additional paid-in capital                                 295,634      216,647
Retained earnings                                           53,286       75,127
Accumulated other comprehensive income                       6,524        2,196
Treasury stock - 119,680 and 233,741 shares at cost         (2,801)      (4,988)
                                                        ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                             352,902      339,640
                                                        ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $4,068,695   $4,055,921
                                                        ==========   ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENT

Dollars in thousands, except per share data
Unaudited

                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                          JUNE 30,                JUNE 30,
                                    ------------------       ------------------
                                      2001      2000           2001      2000
                                    --------  --------       --------  --------
INTEREST INCOME
Loans, including fees                $66,878   $66,440       $134,664  $130,071
Securities:
  Taxable                              6,579     6,557         13,513    13,183
  Nontaxable                             417       481            816       968
  Dividends                              367       428            841       854
Other                                  1,633       191          3,280       425
                                     -------   -------       --------  --------
    TOTAL INTEREST INCOME             75,874    74,097        153,114   145,501
                                     -------   -------       --------  --------

INTEREST EXPENSE
Deposits                              28,310    27,299         59,181    53,001
Short-term borrowings                  3,103     4,101          6,870     7,804
Long-term debt                         1,880     1,914          3,856     3,690
                                     -------   -------       --------  --------
    TOTAL INTEREST EXPENSE            33,293    33,314         69,907    64,495
                                     -------   -------       --------  --------
    NET INTEREST INCOME               42,581    40,783         83,207    81,006
Provision for loan losses              2,652     3,061          4,893     6,119
                                     -------   -------       --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES       39,929    37,722         78,314    74,887
                                     -------   -------       --------  --------

NON-INTEREST INCOME
Insurance commissions and fees         8,481     5,642         17,056    11,592
Service charges                        6,268     5,596         12,134    10,945
Trust                                  1,244     1,077          2,441     2,147
Gain on sale of securities               390        38            422        78
Gain on sale of loans                  2,009       628          3,267     1,076
Other                                  1,658     1,585          3,345     3,476
                                     -------   -------       --------  --------
    TOTAL NON-INTEREST INCOME         20,050    14,566         38,665    29,314
                                     -------   -------       --------  --------
                                      59,979    52,288        116,979   104,201
                                     -------   -------       --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits        22,122    20,784         46,011    41,782
Net occupancy                          2,791     2,466          5,579     4,939
Equipment                              3,242     3,224          6,676     6,420
Merger related                         3,274                    3,557
Other                                 12,022    10,081         29,709    19,772
                                     -------   -------       --------  --------
    TOTAL NON-INTEREST EXPENSES       43,451    36,555         91,532    72,913
                                     -------   -------       --------  --------
    INCOME BEFORE INCOME TAXES        16,528    15,733         25,447    31,288
Income taxes                           5,564     4,996          8,239     9,907
                                     -------   -------       --------  --------
    NET INCOME                       $10,964   $10,737       $ 17,208  $ 21,381
                                     =======   =======       ========  ========

NET INCOME PER COMMON SHARE: *
  Basic                                 $.43      $.42           $.67      $.84
                                        ====      ====           ====      ====
  Diluted                               $.41      $.41           $.65      $.82
                                        ====      ====           ====      ====

CASH DIVIDENDS PER COMMON SHARE *       $.18      $.17           $.35      $.33
                                        ====      ====           ====      ====

* Restated to reflect a 5 percent stock dividend declared on April 23, 2001.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS

Dollars in thousands
Unaudited
                                                       SIX MONTHS ENDED
                                                           JUNE 30,
                                                    -----------------------
                                                       2001          2000
                                                    ---------     ---------
OPERATING ACTIVITIES
Net income                                          $  17,208     $  21,381
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       6,843         6,437
    Provision for loan losses                           4,893         6,119
    Deferred taxes                                     (3,471)        2,616
    Net gain on sale of securities                       (422)          (78)
    Net gain on sale of loans                          (3,267)       (1,076)
    Proceeds from sale of loans                        13,865        14,547
    Loans originated for sale                         (14,329)       (9,012)
    Net change in:
      Interest receivable                               2,522        (1,006)
      Interest payable                                 (1,558)        1,199
    Other, net                                          8,153        (9,603)
                                                    ---------     ---------
      Net cash flows from operating activities         30,437        31,524
                                                    ---------     ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                 (5,107)        1,828
  Federal funds sold                                  (34,651)        3,307
  Loans                                                17,713      (211,469)
Securities available for sale:
  Purchases                                          (115,643)      (43,139)
  Sales                                                14,058        12,820
  Maturities                                           89,472        40,638
Securities held to maturity:
  Purchases                                            (7,861)       (1,664)
  Maturities                                           35,583         7,202
Increase in premises and equipment                     (5,280)       (8,725)
Net cash paid for mergers and acquisitions             (2,545)
                                                    ---------     ---------
      Net cash flows from investing activities        (14,261)     (199,202)
                                                    ---------     ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW         (464)       32,671
  Time deposits                                        14,471       111,795
  Short-term borrowings                               (12,026)      (15,417)
Increase in long-term debt                              3,961        45,193
Decrease in long-term debt                            (16,629)      (33,652)
Net issuance/acquisition of treasury stock                568           659
Cash dividends paid                                    (8,842)       (7,859)
                                                    ---------     ---------
       Net cash flows from financing activities       (18,961)      133,390
                                                    ---------     ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS     (2,785)      (34,288)
Cash and due from banks at beginning of period        147,530       178,403
                                                    ---------     ---------
CASH AND DUE FROM BANKS AT END OF PERIOD            $ 144,745     $ 144,115
                                                    =========     =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2001

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements give retroactive effect to the mergers of Citizens Community Bancorp, Inc. (Citizens) and OneSource Group, Inc. (OneSource), with and into F.N.B. Corporation (the Corporation). These transactions were consummated on April 30, and January 26, 2001, respectively, and have been accounted for as a poolings-of-interests. The accompanying unaudited financial statements are presented as if the mergers had been consummated for all the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 2000 and footnotes thereto included in the Corporation's Annual Report on Form 10-K.

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

MERGERS AND ACQUISITIONS

         On June 14, 2001, the Corporation announced the signing of a definitive merger agreement with Promistar Financial Corporation (Promistar), a bank holding company headquartered in Johnstown, Pennsylvania, with assets of more than $2.3 billion. Under the terms of the merger agreement, each outstanding share of Promistar common stock will be converted into .926 shares of the Corporation's common stock. A total of 17,570,288 shares of the Corporation's common stock are anticipated to be issued. The transaction, which will be accounted for as a pooling-of-interests, is scheduled for completion in the first quarter of 2002, pending regulatory and shareholder approval. Promistar's banking affiliate, Promistar Bank, will be merged into an existing affiliate, First National Bank of Pennsylvania.

         On April 30, 2001, the Corporation completed its affiliation with Citizens Community Bancorp, Inc. (Citizens), a bank holding company headquartered in Marco Island, Florida, with assets of $181.0 million. Under the terms of the merger agreement, each outstanding share of Citizens common stock was converted into .524 shares of the Corporation's common stock. A total of 1,775,244 shares of the Corporation's common stock were issued. The transaction was accounted for as a pooling- of-interests. Citizens' banking affiliate, Citizens Community Bank of Florida, operates as a division of an existing affiliate, First National Bank of Florida.

         The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

REINCORPORATION

         F.N.B. Corporation formally completed its reincorporation in the state of Florida, effective June 1, 2001. The Corporation now legally operates from corporate headquarters located in Naples, Florida. The relocation of the Corporation's headquarters from Hermitage, Pennsylvania, to Naples, Florida, originally was announced in early March, and was overwhelmingly approved by shareholders at the Corporation's Annual Meeting of Shareholders in April. F.N.B. Corporation was incorporated in 1974 in Hermitage, Pennsylvania, and at that time substantially all of the Corporation's business was being conducted in Pennsylvania. The Corporation expanded into Florida four years ago. As a result of the dynamic growth experienced in that state and because of subsequent acquisitions, a significant portion of the Corporation's assets and shareholders now reside in Florida. By relocating to Southwest Florida, the Corporation is now closer to the long-term growth of its customer base. In connection with the reincorporation, the Corporation reduced the par value of both its common stock and preferred stock to $0.01.

CHARTER CONSOLIDATION

         During the first quarter of 2001, the Corporation completed its charter consolidation plan which reduced the number of bank charters from eight to three. The Corporation's five Florida banks were merged under First National Bank of Florida and its two Pennsylvania banks were combined under First National Bank of Pennsylvania. The Corporation had previously consolidated its Ohio banks under a single charter, Metropolitan National Bank. In connection with these charter consolidations, the trust operations of First National Bank of Florida were consolidated into the Corporation's national trust company, First National Trust Company. The Corporation incurred pre-tax consolidation expense of $3.2 million arising from legal and accounting fees, consulting fees, data processing conversion charges, early retirement, involuntary separation and related benefit costs. Involuntary separation costs associated with 42 terminated employees totaled $1.4 million of the total consolidation expense. These separation costs have been reflected within the income statement caption salaries and employee benefits. The total amount of separation payments paid during the first six months of 2001 was $1.0 million. The remaining separation costs will be paid in accordance with the contractual terms of the employment and compensation agreements of the terminated employees.

RESERVE FOR LEGAL EXPENSES

         During the first quarter of 2001, the Corporation recorded a pre-tax charge of approximately $4.0 million to cover estimated legal expenses associated with five cases filed against one of the Corporation's subsidiary banks. The plaintiffs allege that a third-party independent administrator misappropriated funds from their individual retirement accounts held by the subsidiary bank. The Corporation established the reserve as a result of developments which occurred immediately prior to March 31, 2001. The Corporation believes this reserve will be sufficient for all costs associated with the litigation, including settlements and adverse judgements.

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

EARNINGS PER SHARE

         The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                      Three Months Ended         Six Months Ended
                                           June 30,                   June 30,
                                    ----------------------    ----------------------
                                       2001        2000          2001        2000
                                    ----------  ----------    ----------  ----------
BASIC
Net income                          $   10,964  $   10,737    $   17,208  $   21,381
Less:  Preferred stock
  dividends declared                       (76)       (105)         (153)       (212)
                                    ----------  ----------    ----------  ----------
Earnings applicable to
  basic earnings per share          $   10,888  $   10,632    $   17,055  $   21,169
                                    ==========  ==========    ==========  ==========

Average common shares outstanding   25,564,999  25,365,570    25,538,876  25,352,882
                                    ==========  ==========    ==========  ==========

Earnings per share                        $.43        $.42          $.67        $.84
                                          ====        ====          ====        ====

                                      Three Months Ended         Six Months Ended
                                           June 30,                   June 30,
                                    ----------------------    ----------------------
                                       2001        2000          2001        2000
                                    ----------  ----------    ----------  ----------
DILUTED
Earnings applicable to
  diluted earnings per share        $   10,964  $   10,737    $   17,208  $   21,381
                                    ==========  ==========    ==========  ==========

Average common shares outstanding   25,564,999  25,365,570    25,538,876  25,352,882
Series A convertible
  preferred stock                       18,650      26,798        18,650      26,798
Series B convertible
  preferred stock                      374,279     432,882       378,582     448,362
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                               636,406     343,927       541,611     378,795
                                    ----------  ----------    ----------  ----------
                                    26,594,334  26,169,177    26,477,719  26,206,837
                                    ==========  ==========    ==========  ==========

Earnings per share                        $.41        $.41          $.65        $.82
                                          ====        ====          ====        ====

CASH FLOW INFORMATION

         Following is a summary of supplemental cash flow information (in thousands):

                                                          Six Months Ended
                                                               June 30
                                                       ----------------------
                                                          2001        2000
                                                       ----------  ----------
Cash paid for:
  Interest                                                $71,465     $63,296
  Taxes                                                     3,587       3,738

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans         1,502         769
  Loans granted in the sale of other real estate              578         252

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                   --------------------   ---------------------
                                     2001        2000       2001         2000
                                   ---------  ---------   ---------   ---------
Net income                           $10,964    $10,737     $17,208     $21,381
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains
      (losses) arising
      during the period                1,240        733       4,400        (532)
  Less:  reclassification
      adjustment for gains
      included in net income            (197)       (17)        (72)        (71)
                                     -------    -------     -------     -------
Other comprehensive income             1,043        716       4,328        (603)
                                     -------    -------     -------     -------
Comprehensive income                 $12,007    $11,453     $21,536     $20,778
                                     =======    =======     =======     =======

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

At or for the three months      Community   Insurance    Finance       All
  ended June 30, 2001             Banks      Agencies   Companies     Other    Consolidated
                                ----------  ----------  ----------  ---------  ------------
Interest income                 $   69,395     $    45    $  6,948    $  (514)   $   75,874
Interest expense                    31,421          64       2,191       (383)       33,293
Provision for loan losses            1,552                   1,100                    2,652
Non-interest income                 12,217       6,409         447        977        20,050
Non-interest expense                32,038       5,212       3,016      2,567        42,833
Intangible amortization                389         198          31                      618
Income tax expense (credit)          5,262         444         393       (535)        5,564
Net income                          10,950         536         664     (1,186)       10,964
Core operating earnings             11,900         536         664         95        13,195
Total assets                     3,885,402      28,936     145,585      8,772     4,068,695


At or for the three months      Community   Insurance    Finance       All
  ended June 30, 2000             Banks      Agencies   Companies     Other    Consolidated
                                ----------  ----------  ----------  ---------  ------------
Interest income                 $   69,479      $   40    $  5,991   $ (1,413)   $   74,097
Interest expense                    32,617          37       1,713     (1,053)       33,314
Provision for loan losses            2,101                     960                    3,061
Non-interest income                  9,180       4,438         403        545        14,566
Non-interest expense                28,916       3,739       2,625        786        36,066
Intangible amortization                446          32          11                      489
Income tax expense                   4,718         155         389       (266)        4,996
Net income                           9,861         515         696       (335)       10,737
Core operating earnings              9,861         515         696       (335)       10,737
Total assets                     3,853,022      15,726     125,616     (6,300)    3,988,064

* Core operating earnings exclude merger-related costs of $2.2 million, on an after-tax basis, for the three months ended June 30, 2001.

At or for the six months        Community   Insurance    Finance       All
  ended June 30, 2001             Banks      Agencies    Company      Other    Consolidated
                                ----------  ----------  ----------  ---------  ------------
Interest income                 $  140,481     $    99    $ 13,871   $ (1,337)   $  153,114
Interest expense                    66,196         147       4,522       (958)       69,907
Provision for loan losses            2,693                   2,200                    4,893
Non-interest income                 22,247      13,405         897      2,116        38,665
Non-interest expense                68,230      10,181       5,948      5,933        90,292
Intangible amortization                783         393          64                    1,240
Income tax expense (credit)          7,862       1,132         755     (1,510)        8,239
Net income                          16,964       1,651       1,279     (2,686)       17,208
Core operating earnings             21,447       1,651       1,279       (140)       24,237
Total assets                     3,885,402      28,936     145,585      8,772     4,068,695


At or for the six months        Community    Insurance   Finance       All
  ended June 30, 2000             Banks       Agencies   Comapny      Other    Consolidated
                                ----------  ----------  ----------  ---------  ------------
Interest income                 $  135,422     $    65    $ 12,005    $(1,991)   $  145,501
Interest expense                    62,642          67       3,355     (1,569)       64,495
Provision for loan losses            4,199                   1,920                    6,119
Non-interest income                 17,736       9,417         753      1,408        29,314
Non-interest expense                58,034       7,210       5,322      1,389        71,955
Intangible amortization                888          48          22                      958
Income tax expense (credit)          8,699         690         761       (243)        9,907
Net income                          18,696       1,467       1,378       (160)       21,381
Core operating earnings             18,696       1,467       1,378       (160)       21,381
Total assets                     3,853,022      15,726     125,616     (6,300)    3,988,064

* Core operating earnings exclude consolidation expenses of $2.1 million and merger-related and other non-recurring costs of $5.0 million, on an after-tax basis, for the six months ended June 30, 2001.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

         Core operating earnings for the first six months of 2001 increased to $24.2 million from $21.4 million for the first six months of 2000. Basic core operating earnings per share were $.94 and $.84 for the six months ended June 30, 2001 and 2000, respectively, while diluted core operating earnings per share were $.92 and $.82 for those same periods. Core operating earnings consist of net income adjusted for non- recurring items. Non-recurring items incurred during the first six months of 2001 included charter consolidation expenses of $2.1 million and merger related and other non-recurring costs of $5.0 million, net of tax. Including these costs, net income was $17.2 million for the first six months of 2001, resulting in diluted earnings per share of $.65. There were no non-recurring items during the first six months of 2000. Highlights for the first six months of 2001 include:

        o A return on average assets of 1.19% and a return on average equity of 14.14%, both based on core operating earnings.

        o An increase in non-interest income of $9.4 million, including a 28.1% or $6.9 million increase in fee income, which consists of service charges, insurance commissions and trust income.

        o      A 6.1% increase in average earning assets.

        o      Continued strong asset quality.

        o Completion of affiliations with Ostrowsky & Associates, Inc., James T. Blalock, OneSource Group, Inc. and Citizens Community Bank of Florida.

        o Completion of consolidation of charters which is expected to increase after- tax earnings on an annualized basis by approximately $2.9 million, or $0.12 per share, by the year 2002.

FIRST SIX MONTHS OF 2001 AS COMPARED TO FIRST SIX MONTHS OF 2000:

        The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Six Months Ended June 30                   2001                          2000
                              ----------------------------  ----------------------------
                               Average              Yield/   Average              Yield/
                               Balance    Interest   Rate    Balance    Interest   Rate
                              ----------  --------  ------  ----------  --------  ------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                   $    4,437  $     74   3.34%  $    3,489  $    133   7.62%
Federal funds sold               131,879     3,206   4.86       10,005       292   5.84
Securities:
 Taxable                         457,995    14,187   6.25      441,078    13,878   6.33
 Non-taxable (1)                  43,570     1,418   6.51       51,185     1,630   6.37
Loans (1) (2)                  3,086,096   135,336   8.84    3,003,345   130,621   8.75
                              ----------  --------          ----------  --------
  Total interest
   earning assets              3,723,977   154,221   8.35    3,509,102   146,554   8.40
                              ----------  --------          ----------  --------
Cash and due from banks          126,218                       127,679
Allowance for loan losses        (40,525)                      (38,803)
Premises and equipment           113,965                       112,232
Other assets                     179,351                       159,396
                              ----------                    ----------
                              $4,102,986                    $3,869,606
                              ==========                    ==========

LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand      $  560,811  $  5,983   2.15   $  528,362  $  6,030   2.30
 Savings                         833,133    10,983   2.66      795,119    11,139   2.82
 Other time                    1,415,430    42,215   6.01    1,319,148    35,832   5.46
Short-term borrowings            275,220     6,870   5.03      285,374     7,804   5.50
Long-term debt                   113,430     3,856   6.80      114,951     3,690   6.42
                              ----------  --------          ----------   -------
  Total interest
   bearing liabilities         3,198,024    69,907   4.41    3,042,954    64,495   4.26
                              ----------  --------          ----------  --------
Non-interest bearing
 demand deposits                 486,393                       451,268
Other liabilities                 72,937                        63,147
                              ----------                    ----------
                               3,757,354                     3,557,369
                              ----------                    ----------

STOCKHOLDERS' EQUITY             345,632                       312,237
                              ----------                    ----------
                              $4,102,986                    $3,869,606
                              ==========                    ==========

Net interest earning assets   $  525,953                    $  466,148
                              ==========                    ==========

Net interest income                       $ 84,314                      $ 82,059
                                          ========                      ========

Net interest spread                                  3.94%                         4.14%
                                                     =====                         =====

Net interest margin (3)                              4.57%                         4.70%
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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first six months of 2001, net interest income, on a fully taxable equivalent basis, totaled $84.3 million, as compared to $82.1 million for the first six months of 2000. Net interest income consisted of interest income of $154.2 million and interest expense of $69.9 million for the first six months of 2001 compared to $146.6 million and $64.5 million for each, respectively, for the first six months of 2000. Net interest margin decreased from 4.70% at June 30, 2000 to 4.57% at June 30, 2001. The yield on total interest earning assets decreased by 5 basis points and the rate paid on interest bearing liabilities increased by 15 basis points. Although the Corporation has experienced margin compression, net interest income has risen as earning assets increased by 6.1%. There is a possibility that the compression could continue, as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the six months ending June 30, 2001 as compared to the six months ending June 30, 2000 (in thousands):

                                        Volume      Rate        Net
                                        -------    -------    -------
INTEREST INCOME
Interest bearing deposits with banks    $    55    $  (114)   $   (59)
Federal funds sold                        2,955        (41)     2,914
Securities:
  Taxable                                   461       (152)       309
  Non-taxable                              (249)        37       (212)
Loans                                     3,433      1,282      4,715
                                        -------    -------    -------
                                          6,655      1,012      7,667
                                        -------    -------    -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                   759       (806)       (47)
  Savings                                   835       (991)      (156)
  Other time                              2,682      3,701      6,383
Short-term borrowings                      (275)      (659)      (934)
Long-term debt                              (48)       214        166
                                        -------    -------    -------
                                          3,953      1,459      5,412
                                        -------    -------    -------
NET CHANGE                              $ 2,702    $  (447)   $ 2,255
                                        =======    =======    =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, increased 3.4% from $130.6 million for the six months ended June 30, 2000 to $135.3 million for the six months ended June 30, 2001. This increase was the result of an increase in average loans of 2.8% and an increase of 9 basis points in the average yield over the same period last year.

         Interest expense on deposits increased $6.2 million or 11.7% for the six months ended June 30, 2001, compared to the same period of 2000, as average interest bearing deposits rose 6.3% over this period. The average balances in time deposits, savings deposits and interest bearing demand deposits increased by $96.3 million, $38.0 million and $32.4 million, respectively. The average balance in non-interest bearing demand deposits increased by $35.1 million. Interest expense on short-term borrowings decreased $934,000, as the average balance of short-term borrowings decreased $10.2 million and the rate paid decreased by 47 basis points. Interest expense on long-term debt increased

$166,000 from June 30, 2000 despite a $1.5 million decrease in average long-term debt due to an increase in the rate paid of 38 basis points.

         The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses was $4.9 million for the first six months of 2001, as compared to $6.1 million for the first six months of 2000. The decrease reflects the Corporation's continued strong asset quality. The allowance for loan losses as a percentage of total loans was 1.30% at June 30, 2001 and 1.28% at June 30, 2000.

         Non-interest income increased 31.9% from $29.3 million during the first six months of 2000 to $38.7 million during the first six months of 2001. Insurance commissions and fees, service charges and trust income increased $6.9 million or 28.1% over the first six months of 2000. These higher levels of fee income are attributable to insurance agency purchases that were consummated after June 30, 2000, increases in deposits and the Corporation's continued expansion into annuity and mutual fund sales and trust services. Additionally, gains on the sale of loans increased $2.2 million during this same period.

         Non-interest expenses increased 25.5% from $72.9 million during the first six months of 2000 to $91.5 million during the first six months of 2001. This increase was primarily attributable to non-recurring items during the first six months of 2001, including consolidation expenses of $3.2 million, a $4.0 million legal reserve related to a defalcation by a third party IRA administrator and merger related costs of $3.6 million (see Notes to Consolidated Financial Statements). Excluding these items, non-interest expenses totaled $80.7 million for the first six months of 2001. In addition to the previously mentioned non-recurring items, non-interest expenses increased due to insurance agency purchases that were consummated after June 30, 2000. Excluding the impact of the insurance agency purchases, non-interest expenses would have increased by $4.7 million or 6.4% on a year over year basis.

         The Corporation's income tax expense was $8.2 million for the first six months of 2001 compared to $9.9 million for the same period of 2000. The effective tax rate of 32.4% for the six months ended June 30, 2001 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

SECOND QUARTER OF 2001 AS COMPARED TO SECOND QUARTER OF 2000:

         During the second quarter of 2001, net interest income increased $1.8 million or 4.4% over the second quarter of 2000. Total interest income increased $1.8 million, or 2.4%, accounting for the entire increase in net interest income. This increase was primarily the result of an increase in interest income on federal funds sold. Total interest expense remained constant at $33.3 million. However, interest expense on deposits increased $1.0 million or 3.7% due to increases in the level of deposits, while interest expense on borrowings decreased $1.0 million or 17.2%, due to a decrease in short-term borrowings.

         The provision for loan losses totaled $2.7 million for the second quarter of 2001, as compared to $3.1 million for the second quarter of 2000.

         Non-interest income increased 37.6% during the second quarter of 2001 compared to the same period of 2000, primarily due to a $3.7 million or 29.9% increase in insurance commissions and fees, service charges and trust income. These higher levels of fee income are attributable to growth in insurance, increases in deposits and the Corporation's continued expansion into annuity and mutual fund sales and trust services. Additionally, gains on the sale of loans increased $1.4 million during this same period.

         Non-interest expenses increased 18.8% during the second quarter of 2001, compared to the second quarter of 2000, primarily due to non-recurring merger related costs of $3.3 million during the second quarter of 2001. Excluding these items, non- interest expenses totaled $40.2 million for the second quarter of 2001. In addition to the previously mentioned non-recurring item, non-interest expenses increased by $1.6 million from insurance agency purchases.

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

         Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $78.0 million was unused at June 30, 2001. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other funding sources.

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

         The gap analysis which follows measures the interest rate risk of the Corporation by comparing the difference between the amount of interest-earning assets and interest- bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was 1.05 at June 30, 2001, as compared to .88 at June 31, 2000. A ratio of more than one indicates a net-asset repricing position and, conversely, a ratio of less that one indicates a net-liability repricing position during the subsequent twelve months.

         Following is the gap analysis as of June 30, 2001 (in thousands):

                                  Within      4-12        1-5          Over
                                 3 Months    Months      Years       5 Years      Total
                                ----------  ---------  ----------  -----------  ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks                    $    5,016  $   1,824              $       127  $    6,967
Federal funds sold                  73,983                                          73,983
Securities                          70,974     99,811  $  266,579       69,153     506,517
Loans, net of unearned             902,706    691,476   1,245,717      237,604   3,077,503
                                ----------  ---------  ----------  -----------  ----------
                                 1,052,679    793,111   1,512,296      306,884   3,664,970
Other assets                                                           403,725     403,725
                                ----------  ---------  ----------  -----------  ----------
                                $1,052,679  $ 793,111  $1,512,296  $   710,609  $4,068,695
                                ==========  =========  ==========  ===========  ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking             $  124,817                         $   431,734  $  556,551
  Savings                          350,905                             467,620     818,525
  Time deposits                    364,542  $ 668,395  $  352,192                1,385,129
Borrowings                         227,315     29,174      42,675       78,705     377,869
                                ----------  ---------  ----------  -----------  ----------
                                 1,067,579    697,569     394,867      978,059   3,138,074
Other liabilities                                                      577,719     577,719
Stockholders' equity                                                   352,902     352,902
                                ----------  ---------  ----------  -----------  ----------
                                $1,067,579  $ 697,569     394,867  $ 1,908,680  $4,068,695
                                ==========  =========  ==========  ===========  ==========

PERIOD GAP                      $  (14,900) $  95,542  $1,117,429  $(1,198,071)
                                ==========  =========  ==========  ===========

CUMULATIVE GAP                  $  (14,900) $  80,642  $1,198,071
                                ==========  =========  ==========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS                    (.37)%      1.98%      29.45%
                                ==========  =========  ==========

RATE SENSITIVE ASSETS/RATE
  SENSITIVE LIABILITIES
  (CUMULATIVE)                         .99       1.05        1.55        1.17
                                ==========  =========  ==========  ==========


         Net interest income simulations measure the exposure to short-term earnings from changes in market rates of interest in a more rigorous and explicit fashion. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical interest rate scenarios. The economic value of equity (EVE) measures the Corporation's long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the balance sheet. Both net interest income simulations and EVE capture balance sheet risks (such as changing embedded options) that a single gap analysis fails to expose. The following table presents an analysis of the potential sensitivity of the Corporation's annual net interest income and EVE to sudden and sustained 200 basis point changes in market rates:

                                                        JUNE 30,
                                                 --------------------
                                                   2001       2000
                                                 ---------  ---------
Net interest income change (12 months):
  - 200 basis points                                (3.2)%      2.3 %
  + 200 basis points                                (0.3)%     (4.5)%

Economic value of equity:
  - 200 basis points                                (5.8)%     (0.5)%
  + 200 basis points                                (2.7)%     (6.1)%

         The preceding measurements assumed no change in asset/liability composition. The disclosed measures are well within the limits set forth in the Corporation's Asset/Liability Policy. As such, the measures do not necessarily reflect the actions the ALCO may undertake in response to certain changes in interest rates.

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

        Capital management is a continuous process. Since December 31, 2000, stockholders' equity has increased $8.4 million as a result of earnings retention. For the six months ended June 30, 2001, the return on average equity was 14.14% and the dividend payout ratio was 36.08%, both based on core operating earnings. Book value per common share was $13.62 at June 30, 2001, compared to $12.42 at June 30, 2000.

LOANS

        Following is a summary of loans (dollars in thousands):

                                                   JUNE 30,     DECEMBER 31,
                                                     2001           2000
                                                   ----------   ------------
Real estate:
  Residential                                      $1,154,764     $1,162,568
  Commercial                                          886,452        845,136
  Construction                                        215,479        204,267
Installment loans to individuals                      304,884        341,436
Commercial, financial and agricultural                398,664        401,983
Lease financing                                       165,322        204,187
Unearned income                                       (52,835)       (62,744)
                                                   ----------     ----------
                                                   $3,072,730     $3,096,833
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

        Following is a summary of non-performing assets (dollars in thousands):

                                                   JUNE 30,       DECEMBER 31,
                                                     2001             2000
                                                 ------------     ------------
Non-performing assets:
  Non-accrual loans                                   $11,827          $10,392
  Restructured loans                                    3,205            2,810
                                                      -------          -------
    Total non-performing loans                         15,032           13,202
  Other real estate owned                               4,914            4,786
                                                      -------          -------
    Total non-performing assets                       $19,946          $17,988
                                                      =======          =======

Asset quality ratios:
  Non-performing loans as percent of total loans          .49%             .43%
  Non-performing assets as percent of total assets        .49%             .44%

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

        Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       -------------------   -----------------
                                         2001       2000       2001      2000
                                       --------   --------   --------  --------
Balance at beginning of period          $40,318    $38,719    $40,373   $37,197

Charge-offs                              (3,615)    (2,547)    (6,446)   (4,506)
Recoveries                                  445        439        980       862
                                        -------    -------    -------   -------
  Net charge-offs                        (3,170)    (2,108)    (5,466)   (3,644)

Provision for loan losses                 2,652      3,061      4,893     6,119
                                        -------    -------    -------   -------
Balance at end of period                $39,800    $39,672    $39,800   $39,672
                                        =======    =======    =======   =======

Allowance for loan losses to:
  Total loans, net of unearned income                            1.30%     1.28%
  Non-performing loans                                         264.77%   357.47%

REGULATORY MATTERS

         Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

         As of March 31, 2001, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of June 30, 2001, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of June 30, 2001 for the Corporation (dollars in thousands):

                                                 Well Capitalized     Minimum Capital
                                  Actual           Requirements        Requirements
                             -----------------   -----------------   -----------------
                               Amount   Ratio      Amount   Ratio      Amount   Ratio
                             --------- -------   --------- -------   --------- -------
Total Capital                 $358,053   11.7%    $307,394   10.0%    $245,916    8.0%
  (to risk-weighted assets)
Tier 1 Capital                 318,270   10.4%     184,437    6.0%     122,958    4.0%
  (to risk-weighted assets)
Tier 1 Capital                 318,270    7.8%     204,082    5.0%     163,266    4.0%
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

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of F.N.B. Corporation was held on April 23, 2001. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.

         The Corporation's 2001 Incentive Plan was approved with 12,607,196 shares voted for, 3,040,417 shares voted against and 347,586 abstentions.

         The Corporation's Agreement and Plan of Merger to reincorporate in the state of Florida was approved with 14,360,726 shares voted for, 837,912 shares voted against and 191,424 abstentions.

         All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:

                                             Shares Voted        Shares
                                                "For"          "Withhold"
                                             ------------    --------------

         Alan C. Bomstein                      17,781,727           543,534
         Charles T. Cricks                     17,778,543           547,717
         Henry M. Ekker                        17,777,460           548,801
         James S. Lindsay                      17,781,314           544,947
         Paul P. Lynch                         17,776,009           550,251

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  3.1 Articles of Incorporation of the Corporation as currently in effect. (incorporated by reference to Exhibit 4.1 of the Corporation's Form 8-K filed on June 1, 2001).

                  3.2 By-Laws of the Corporation as currently in effect. (incorporated by reference to Exhibit 4.2 of the Corporation's Form 8-K filed on June 1, 2001).

                  10.15 Employment agreement between F.N.B. Corporation and Gary L. Tice. (filed herewith).

         (b)      Reports on Form 8-K

                  A report on Form 8-K, dated June 1, 2001, was filed by the Corporation to announce that the reincorporation from the Commonwealth of Pennsylvania to the State of Florida was effective June 1, 2001. The Form 8-K also included the Articles of Incorporation and By-laws for the Corporation.

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


                                     F.N.B. CORPORATION
                                     ------------------------------------------
                                     (Registrant)



Dated: August 13, 2001               /s/Gary L. Tice
       ---------------------------   ------------------------------------------
                                     Gary L. Tice
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Dated: August 13, 2001               /s/John D. Waters
       ---------------------------   ------------------------------------------
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)