Form 10-Q
period 2001-09-30
FNB CORP/FL/
filed 2001-11-14
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------------------------------------
                                       OR
   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------

Commission file number 0-8144
                       ------

                               F.N.B. CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Florida                                        25-1255406
-------------------------------            ------------------------------------
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
Yes        No
   ---       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                Outstanding at October 31, 2001
           -----                                -------------------------------

Common Stock, $0.01 Par Value                           25,716,478 Shares
-----------------------------                           -----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 2001
INDEX

PART I - FINANCIAL INFORMATION                                           PAGE

Item 1.  Financial Statements

           Consolidated Balance Sheets                                      2
           Consolidated Income Statements                                   3
           Consolidated Statements of Cash Flows                            4
           Notes to Consolidated Financial Statements                       5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               12

Item 3.  Quantitative and Qualitative Disclosure of Market Risk            21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                 21

Item 2.  Changes in Securities                                             21

Item 3.  Defaults Upon Senior Securities                                   21

Item 4.  Submission of Matters to a Vote of Security Holders               21

Item 5.  Other Information                                                 21

Item 6.  Exhibits and Reports on Form 8-K                                  21

Signatures                                                                 22

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par values

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2001           2000
                                                     -------------  ------------
                                                      (Unaudited)
ASSETS
Cash and due from banks                                $  131,897    $  147,530
Interest bearing deposits with banks                        8,652         1,860
Federal funds sold                                          7,329        39,332
Mortgage loans held for sale                                4,815         1,042
Securities available for sale                             437,090       441,480
Securities held to maturity (fair
  value of $47,262 and $73,508)                            46,142        73,522
Loans, net of unearned income of $48,139 and $62,270    3,139,924     3,096,833
Allowance for loan losses                                 (40,037)      (40,373)
                                                       ----------    ----------
    NET LOANS                                           3,099,887     3,056,460
                                                       ----------    ----------

Premises and equipment                                    115,704       113,936
Other assets                                              211,461       180,759
                                                       ----------    ----------
    TOTAL ASSETS                                       $4,062,977    $4,055,921
                                                       ==========    ==========

LIABILITIES
Deposits:
  Non-interest bearing                                 $  498,923    $  478,167
  Interest bearing                                      2,718,836     2,769,783
                                                       ----------    ----------
    TOTAL DEPOSITS                                      3,217,759     3,247,950

Other liabilities                                          69,269        65,768
Short-term borrowings                                     307,986       282,865
Long-term debt                                            104,745       119,698
                                                       ----------    ----------
    TOTAL LIABILITIES                                   3,699,759     3,716,281
                                                       ----------    ----------

STOCKHOLDERS' EQUITY
Preferred stock - $.01 and $10 par value
  Authorized - 20,000,000 shares
  Issued - 148,587 and 167,732 shares
  Aggregate liquidation value - $3,715 and $4,193               2         1,678
Common stock - $.01 and $2 par value
  Authorized - 100,000,000 shares
  Issued - 25,770,459 and 24,489,817 shares                   258        48,980
Additional paid-in capital                                295,750       216,647
Retained earnings                                          59,482        75,127
Accumulated other comprehensive income                      9,528         2,196
Treasury stock - 68,442 and 233,741 shares at cost         (1,802)       (4,988)
                                                       ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                            363,218       339,640
                                                       ----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $4,062,977    $4,055,921
                                                       ==========    ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

Dollars in thousands, except per share data
Unaudited

                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                          SEPTEMBER 30,         SEPTEMBER 30,
                                       ------------------    ------------------
                                         2001      2000        2001      2000
                                       --------  --------    --------  --------
INTEREST INCOME
Loans, including fees                   $65,137   $69,496    $199,801  $199,567
Securities:
  Taxable                                 6,287     6,710      19,800    19,893
  Nontaxable                                451       466       1,267     1,434
  Dividends                                 343       513       1,184     1,367
Interest income on other investments        693       491       3,973       916
                                        -------   -------    --------  --------
    TOTAL INTEREST INCOME                72,911    77,676     226,025   223,177
                                        -------   -------    --------  --------

INTEREST EXPENSE
Deposits                                 25,353    30,376      84,534    83,377
Short-term borrowings                     2,662     4,632       9,532    12,436
Long-term debt                            1,778     2,344       5,634     6,034
                                        -------   -------    --------  --------
    TOTAL INTEREST EXPENSE               29,793    37,352      99,700   101,847
                                        -------   -------    --------  --------
    NET INTEREST INCOME                  43,118    40,324     126,325   121,330
Provision for loan losses                 3,297     2,659       8,190     8,778
                                        -------   -------    --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES          39,821    37,665     118,135   112,552
                                        -------   -------    --------  --------

NON-INTEREST INCOME
Insurance commissions and fees            8,812     6,639      25,868    18,231
Service charges                           6,853     5,688      18,987    16,633
Trust                                     1,187     1,162       3,628     3,309
Gain on sale of securities                  361        64         783       142
Gain on sale of loans                     1,404       966       4,671     2,042
Other                                     2,226     2,049       5,571     5,525
                                        -------   -------    --------  --------
    TOTAL NON-INTEREST INCOME            20,843    16,568      59,508    45,882
                                        -------   -------    --------  --------
                                         60,664    54,233     177,643   158,434
                                        -------   -------    --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits           22,254    21,079      68,265    62,861
Net occupancy                             2,970     2,606       8,549     7,545
Equipment                                 3,299     3,297       9,975     9,717
Insurance claims                          2,019     1,511       6,074     3,760
Merger related                              174                 3,731
Other                                     9,893     9,249      35,547    26,772
                                        -------   -------    --------  --------
    TOTAL NON-INTEREST EXPENSES          40,609    37,742     132,141   110,655
                                        -------   -------    --------  --------
    INCOME BEFORE INCOME TAXES           20,055    16,491      45,502    47,779
Income taxes                              6,555     5,181      14,794    15,088
                                        -------   -------    --------  --------
    NET INCOME                          $13,500   $11,310    $ 30,708  $ 32,691
                                        =======   =======    ========  ========

NET INCOME PER COMMON SHARE: *
  Basic                                    $.52      $.44       $1.19     $1.28
                                           ====      ====       =====     =====
  Diluted                                  $.51      $.43       $1.16     $1.25
                                           ====      ====       =====     =====

CASH DIVIDENDS PER COMMON SHARE *          $.20      $.17        $.55      $.50
                                           ====      ====        ====      ====

* Restated to reflect a 5 percent stock dividend declared on April 23, 2001.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
Unaudited
                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                      -------------------------
                                                         2001            2000
                                                      ---------       ---------
OPERATING ACTIVITIES
Net income                                            $  30,708       $  32,691
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        10,318           9,795
    Provision for loan losses                             8,190           8,778
    Deferred taxes                                       (4,939)         (1,646)
    Net gain on sale of securities                         (783)           (137)
    Net gain on sale of loans                            (4,671)         (2,042)
    Proceeds from sale of loans                          22,290          17,801
    Loans originated for sale                           (21,392)        (33,268)
    Net change in:
      Interest receivable                                 1,723          (2,920)
      Interest payable                                   (2,509)          4,845
    Other, net                                          (24,841)        (10,295)
                                                      ---------       ---------
      Net cash flows from operating activities           14,094          23,602
                                                      ---------       ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                   (6,792)          1,781
  Federal funds sold                                     32,003         (10,690)
  Loans                                                 (51,291)       (206,679)
Securities available for sale:
  Purchases                                            (133,746)        (68,932)
  Sales                                                  16,088          12,977
  Maturities                                            134,125          56,374
Securities held to maturity:
  Purchases                                             (10,927)         (1,664)
  Maturities                                             38,305          13,770
Increase in premises and equipment                      (10,329)        (11,886)
Net cash paid for mergers and acquisitions               (2,678)
                                                      ---------       ---------
      Net cash flows from investing activities            4,758        (214,949)
                                                      ---------       ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW         (1,166)         13,959
  Time deposits                                         (29,025)        146,863
  Short-term borrowings                                  25,121         (24,544)
Increase in long-term debt                                6,479          51,467
Decrease in long-term debt                              (21,432)        (36,437)
Net (acquisition) issuance of treasury stock               (420)            152
Cash dividends paid                                     (14,042)        (11,954)
                                                      ---------       ---------
      Net cash flows from financing activities          (34,485)        139,506
                                                      ---------       ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS      (15,633)        (51,841)
Cash and due from banks at beginning of period          147,530         178,403
                                                      ---------       ---------
CASH AND DUE FROM BANKS AT END OF PERIOD              $ 131,897       $ 126,562
                                                      =========       =========


See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2001

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements give retroactive effect to the mergers of Citizens Community Bancorp, Inc. (Citizens) and OneSource Group, Inc. (OneSource), with and into F.N.B. Corporation (the Corporation). These transactions were consummated on April 30, and January 26, 2001, respectively, and have been accounted for as poolings-of-interests. The accompanying unaudited financial statements are presented as if the mergers had been consummated for all the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 2000 and footnotes thereto included in the Corporation's Annual Report on Form 10-K.

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

MERGERS AND ACQUISITIONS

         On November 7, 2001, the Corporation announced the signing of a definitive merger agreement with Central Bank Shares, Inc. (Central), a bank holding company headquartered in Orlando, Florida, with assets of more than $240.0 million. The transaction will be accounted for as a purchase and is scheduled to be completed in the first quarter of 2002. Central's banking affiliate, Bank of Central Florida, will be merged into an existing affiliate, First National Bank of Florida.

         On August 31, 2001, the Corporation completed its affiliation with Keller & Associates (Keller), an independent insurance agency in Greenville, Pennsylvania. This transaction was accounted for as a purchase and is not material to the Corporation. Keller operates as a division of Gelvin, Jackson & Starr, Inc., the Corporation's wholly-owned insurance agency in Meadville, Pennsylvania.

         On June 14, 2001, the Corporation announced the signing of a definitive merger agreement with Promistar Financial Corporation (Promistar), a bank holding company headquartered in Johnstown, Pennsylvania, with assets of more than $2.4 billion. Under the terms of the merger agreement, each outstanding share of Promistar common stock will be converted into .926 shares of the Corporation's common stock. A total of 17,570,288 shares of the Corporation's common stock are anticipated to be issued. The transaction, which will be accounted for as a pooling-of-interests, is scheduled for completion in the first quarter of 2002. Promistar's banking affiliate, Promistar Bank, will be merged into an existing affiliate, First National Bank of Pennsylvania.

         The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

REINCORPORATION

         F.N.B. Corporation formally completed its reincorporation in the state of Florida, effective June 1, 2001. The Corporation now legally operates from corporate headquarters located in Naples, Florida. The relocation of the Corporation's headquarters from Hermitage, Pennsylvania, to Naples, Florida, originally was announced in early March, and was approved by shareholders at the Corporation's Annual Meeting of Shareholders in April. F.N.B. Corporation was incorporated in 1974 in Hermitage, Pennsylvania, and at that time substantially all of the Corporation's business was being conducted in Pennsylvania. The Corporation expanded into Florida four years ago. As a result of the dynamic growth experienced in that state and because of subsequent acquisitions, a significant portion of the Corporation's assets and shareholders now reside in Florida. By relocating to Southwest Florida, the Corporation is now closer to markets which exhibit greater long-term growth potential. In connection with the reincorporation, the Corporation reduced the par value of both its common stock and preferred stock to $0.01 per share.

CHARTER CONSOLIDATION

         During the first quarter of 2001, the Corporation completed its charter consolidation plan which reduced the number of bank charters from eight to three. The Corporation's five Florida banks were merged under First National Bank of Florida and its two Pennsylvania banks were combined under First National Bank of Pennsylvania. The Corporation had previously consolidated its Ohio banks under a single charter, Metropolitan National Bank. In connection with these charter consolidations, the trust operations of First National Bank of Florida were consolidated into the Corporation's national trust company, First National Trust Company. The Corporation incurred pre-tax consolidation expense of $3.2 million arising from legal and accounting fees, consulting fees, data processing conversion charges, early retirement, involuntary separation and related benefit costs. Involuntary separation costs associated with 42 terminated employees totaled $1.4 million of the total consolidation expense. These separation costs have been reflected within the income statement caption salaries and employee benefits. The total amount of separation payments paid during the first nine months of 2001 was $1.0 million. The remaining separation costs will be paid in accordance with the contractual terms of the employment and compensation agreements of the terminated employees.

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

NEW ACCOUNTING STANDARDS

         In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (FAS) No. 141, "Business Combinations," and FAS No. 142, "Goodwill and Other Intangible Assets". FAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. FAS No. 141 also specifies criteria that intangible assets acquired in purchase business combinations meet to be recognized and reported apart from goodwill. FAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. FAS No. 142 will also require that intangibles with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

         The Corporation will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non- amortization provisions of the Statement is expected to result in an increase in net income of $1.4 million, or $0.05 per share, per year. During 2002, the Corporation will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what effect these tests will have on earnings and the financial position of the Corporation.

         FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivatives to be recorded on the balance sheet at fair value and establishes standard accounting methodologies for hedging activities. The statement is effective for the Corporation's fiscal year ending December 31, 2001. The adoption of this statement did not have a material impact on the accompanying financial statements.

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

EARNINGS PER SHARE

         The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                      Three Months Ended       Nine Months Ended
                                        September 30,             September 30,
                                    ----------------------   ----------------------
                                       2001        2000         2001         2000
                                    ----------  ----------   ----------  ----------
Basic
Net income                          $   13,500  $   11,310   $   30,708  $   32,691
Less:  Preferred stock
  dividends declared                       (72)        (83)        (225)       (263)
                                    ----------  ----------   ----------  ----------
Earnings applicable to
  basic earnings per share          $   13,428  $   11,227   $   30,483  $   32,428
                                    ==========  ==========   ==========  ==========

Average common shares outstanding   25,650,526  25,594,599   25,576,502  25,396,390
                                    ==========  ==========   ==========  ==========

Earnings per share                        $.52        $.44        $1.19       $1.28
                                          ====        ====        =====       =====


                                      Three Months Ended       Nine Months Ended
                                        September 30,             September 30,
                                    ----------------------   ----------------------
                                       2001        2000         2001        2000
                                    ----------  ----------   ----------  ----------
Diluted
Earnings applicable to
  diluted earnings per share        $   13,500  $   11,310   $   30,708  $   32,691
                                    ==========  ==========   ==========  ==========

Average common shares outstanding   25,650,526  25,594,599   25,576,502  25,396,390
Series A convertible
  preferred stock                       18,589      24,070       18,589      24,070
Series B convertible
  preferred stock                      353,648     412,071      370,179     436,176
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                               662,009     362,897      589,360     376,521
                                    ----------  ----------   ----------  ----------
                                    26,684,772  26,393,637   26,554,630  26,233,157
                                    ==========  ==========   ==========  ==========

Earnings per share                        $.51        $.43        $1.16       $1.25
                                          ====        ====        =====       =====

CASH FLOW INFORMATION

         Following is a summary of supplemental cash flow information (in thousands):

                                                           Nine Months Ended
                                                              September 30
                                                           ------------------
                                                             2001      2000
                                                           --------  --------
Cash paid for:
  Interest                                                 $102,209   $97,002
  Taxes                                                      13,718     6,994

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans           2,538     1,311
  Loans granted in the sale of other real estate              2,864       465

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------    ------------------
                                        2001      2000        2001      2000
                                      --------  --------    --------  --------
Net income                             $13,500   $11,310     $30,708   $32,691
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains
      (losses) arising
      during the period                  3,237     3,205       7,606     2,711
  Less:  reclassification
      adjustment for gains
      included in net income              (233)      (38)       (274)     (147)
                                       -------   -------     -------   -------
Other comprehensive income               3,004     3,167       7,332     2,564
                                       -------   -------     -------   -------
Comprehensive income                   $16,504   $14,477     $38,040   $35,255
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


At or for the three months         Community   Insurance    Finance       All
  ended September 30, 2001           Banks      Agencies    Company      Other    Consolidated
                                   ----------  ----------  ----------  ---------  ------------
Interest income                    $   66,332     $    56    $  6,842   $   (319)   $   72,911
Interest expense                       27,917          60       1,963       (147)       29,793
Provision for loan losses               2,197                   1,100                    3,297
Non-interest income                    12,539       6,588         417      1,299        20,843
Non-interest expense                   30,168       5,260       3,012      1,557        39,997
Intangible amortization                   388         193          31                      612
Income tax expense (credit)             6,064         502         418       (429)        6,555
Net income                             12,137         629         735         (1)       13,500
Core operating earnings                12,155         629         735         98        13,617
Total assets                        3,863,984      29,146     142,691     27,156     4,062,977



At or for the three months         Community   Insurance    Finance       All
  ended September 30, 2000           Banks      Agencies    Company      Other    Consolidated
                                   ----------  ----------  ----------  ---------  ------------
Interest income                    $   72,044      $   51    $  6,822   $ (1,241)   $   77,676
Interest expense                       35,880          62       2,301       (891)       37,352
Provision for loan losses               1,569                   1,090                    2,659
Non-interest income                     9,559       5,379         528      1,102        16,568
Non-interest expense                   28,320       4,651       2,938      1,258        37,167
Intangible amortization                   445         100          30                      575
Income tax expense                      4,970         227         376       (392)        5,181
Net income                             10,419         390         615       (114)       11,310
Core operating earnings                10,419         390         615       (114)       11,310
Total assets                        3,880,863      20,586     155,711    (41,616)    4,015,544


* Core operating earnings exclude merger-related costs of $117,000, on an after-tax basis, for the three months ended September 30, 2001.


At or for the nine months          Community   Insurance    Finance       All
  ended September 30, 2001           Banks      Agencies    Company      Other    Consolidated
                                   ----------  ----------  ----------  ---------  ------------
Interest income                    $  206,813     $   155    $ 20,713   $ (1,656)   $  226,025
Interest expense                       94,113         207       6,485     (1,105)       99,700
Provision for loan losses               4,890                   3,300                    8,190
Non-interest income                    34,786      19,993       1,314      3,415        59,508
Non-interest expense                   98,398      15,441       8,960      7,490       130,289
Intangible amortization                 1,171         586          95                    1,852
Income tax expense (credit)            13,926       1,634       1,173     (1,939)       14,794
Net income                             29,101       2,280       2,014     (2,687)       30,708
Core operating earnings                33,602       2,280       2,014        (42)       37,854
Total assets                        3,863,984      29,146     142,691     27,156     4,062,977



At or for the nine months          Community   Insurance    Finance       All
  ended September 30, 2000           Banks      Agencies    Company      Other    Consolidated
                                   ----------  ----------  ----------  ---------  ------------
Interest income                    $  207,466     $   116    $ 18,827    $(3,232)   $  223,177
Interest expense                       98,522         129       5,656     (2,460)      101,847
Provision for loan losses               5,768                   3,010                    8,778
Non-interest income                    27,295      14,796       1,281      2,510        45,882
Non-interest expense                   86,354      11,861       8,260      2,647       109,122
Intangible amortization                 1,333         148          52                    1,533
Income tax expense (credit)            13,669         917       1,137       (635)       15,088
Net income                             29,115       1,857       1,993       (274)       32,691
Core operating earnings                29,115       1,857       1,993       (274)       32,691
Total assets                        3,880,863      20,586     155,711    (41,616)    4,015,544


* Core operating earnings exclude consolidation expenses of $2.1 million and merger-related and other non-recurring costs of $5.1 million, on an after-tax basis, for the nine months ended September 30, 2001.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

         Core operating earnings for the first nine months of 2001 increased to $37.9 million from $32.7 million for the first nine months of 2000. Basic core operating earnings per share were $1.47 and $1.28 for the nine months ended September 30, 2001 and 2000, respectively, while diluted core operating earnings per share were $1.43 and $1.25 for those same periods. Core operating earnings consist of net income adjusted for non- recurring items. Non-recurring items incurred during the first nine months of 2001 included charter consolidation expenses of $2.1 million and merger related and other non-recurring costs of $5.1 million, net of tax. Including these costs, net income was $30.7 million for the first nine months of 2001, resulting in diluted earnings per share of $1.16. There were no non-recurring items during the first nine months of 2000. Highlights for the first nine months of 2001 include:

        o A return on average assets of 1.24% and a return on average equity of 14.51%, both based on core operating earnings.

        o An increase in non-interest income of $13.6 million, including a 27.0% or $10.3 million increase in fee income, which consists of service charges, insurance commissions and trust income.

        o      An 11.8% increase in average net interest earning assets.

        o      Continued strong asset quality.

        o Completion of affiliations with Ostrowsky & Associates, Inc., James T. Blalock, OneSource Group, Inc., Citizens Community Bank of Florida and Keller & Associates.

        o Completion of consolidation of charters which is expected to increase after- tax earnings on an annualized basis by approximately $2.9 million, or $0.12 per share, by the year 2002.

FIRST NINE MONTHS OF 2001 AS COMPARED TO FIRST NINE MONTHS OF 2000:

        The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):


Nine Months Ended September 30             2001                          2000
                              ----------------------------  ----------------------------
                                Average             Yield/    Average             Yield/
                                Balance   Interest   Rate     Balance   Interest   Rate
                              ----------  --------  ------  ----------  --------  ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks                   $    5,780  $    175    4.04% $    3,559  $    222    8.32%
Federal funds sold               109,032     3,798    4.64      14,909       694    6.21
Securities:
 Taxable                         451,129    20,745    6.15     442,289    21,024    6.35
 Non-taxable (1)                  45,337     2,176    6.40      51,208     2,406    6.26
Loans (1) (2)                  3,086,530   200,745    8.70   3,037,617   200,453    8.81
                              ----------  --------          ----------  --------
  Total interest
   earning assets              3,697,808   227,639    8.23   3,549,582   224,799    8.46
                              ----------  --------          ----------  --------
Cash and due from banks          125,086                       125,354
Allowance for loan losses        (40,290)                      (39,415)
Premises and equipment           114,138                       112,793
Other assets                     186,765                       162,813
                              ----------                    ----------
                              $4,083,507                    $3,911,127
                              ==========                    ==========

Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand      $  559,788  $  7,881    1.88  $  519,916  $  9,238    2.37
 Savings                         832,736    15,849    2.54     802,923    17,521    2.91
 Other time                    1,393,312    60,804    5.83   1,341,763    56,618    5.64
Short-term borrowings            274,075     9,532    4.65     288,224    12,436    5.76
Long-term debt                   110,706     5,634    6.79     125,025     6,034    6.43
                              ----------  --------          ----------  --------
  Total interest
   bearing liabilities         3,170,617    99,700    4.20   3,077,851   101,847    4.42
                              ----------  --------          ----------  --------
Non-interest bearing
 demand deposits                 489,816                       451,382
Other liabilities                 74,185                        64,877
                              ----------                    ----------
                               3,734,618                     3,594,110
                              ----------                    ----------

Stockholders' equity             348,889                       317,017
                              ----------                    ----------
                              $4,083,507                    $3,911,127
                              ==========                    ==========

Net interest earning assets   $  527,191                    $  471,731
                              ==========                    ==========

Net interest income                       $127,939                      $122,952
                                          ========                      ========

Net interest spread                                   4.03%                         4.04%
                                                      =====                         =====

Net interest margin (3)                               4.63%                         4.63%
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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first nine months of 2001, net interest income, on a fully taxable equivalent basis, totaled $127.9 million, as compared to $123.0 million for the first nine months of 2000. Net interest income consisted of interest income of $227.6 million and interest expense of $99.7 million for the first nine months of 2001 compared to $224.8 million and $101.8 million for each, respectively, for the first nine months of 2000. Net interest margin was 4.63% at both September 30, 2001 and September 30, 2000. The yield on total interest earning assets decreased by 23 basis points and the rate paid on interest bearing liabilities decreased by 22 basis points. The net interest margin was 4.63% for each of the nine-month periods ended September 30, 2001 and 2000. There is a possibility that the compression could continue, as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the nine months ending September 30, 2001 as compared to the nine months ending September 30, 2000 (in thousands):

                                           Volume     Rate       Net
                                           -------   -------   -------
Interest Income
Interest bearing deposits with banks       $   141   $  (188)  $   (47)
Federal funds sold                           3,233      (129)    3,104
Securities:
  Taxable                                      485      (764)     (279)
  Non-taxable                                 (286)       56      (230)
Loans                                        1,300    (1,008)      292
                                           -------   -------   -------
                                             4,873    (2,033)    2,840
                                           -------   -------   -------
Interest Expense
Deposits:
  Interest bearing demand                      800    (2,157)   (1,357)
  Savings                                      690    (2,362)   (1,672)
  Other time                                 2,230     1,956     4,186
Short-term borrowings                         (590)   (2,314)   (2,904)
Long-term debt                                (783)      383      (400)
                                           -------   -------   -------
                                             2,347    (4,494)   (2,147)
                                           -------   -------   -------
Net Change                                 $ 2,526   $ 2,461   $ 4,987
                                           =======   =======   =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, remained relatively constant at $200.7 million for the nine months ended September 30, 2001 as compared to $200.5 million for the nine months ended September 30, 2000. Average loans increased 1.6%, however this was offset by a decrease of 11 basis points in the average yield over the same period last year.

         Interest expense on deposits increased $1.2 million or 1.4% for the nine months ended September 30, 2001, compared to the same period of 2000, as average interest bearing deposits rose 4.5% over this period. The average balances in time deposits, savings deposits and interest bearing demand deposits increased by $51.5 million, $29.8 million and $39.9 million, respectively. The average balance in non-interest bearing demand deposits increased by $38.4 million. Interest expense on short-term borrowings decreased $2.9 million, as the average balance of short-term borrowings decreased $14.1 million and the rate paid decreased by 111 basis points. Interest expense on long-term debt decreased $400,000 from September 30, 2000 as average long-term debt decreased $14.3 million and the rate paid increased by 36 basis points.

         The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses was $8.2 million for the first nine months of 2001, as compared to $8.8 million for the first nine months of 2000. The decrease reflects the Corporation's continued strong asset quality. The allowance for loan losses as a percentage of total loans was 1.28% at September 30, 2001 and 1.31% at September 30, 2000.

         Non-interest income increased 29.7% from $45.9 million during the first nine months of 2000 to $59.5 million during the first nine months of 2001. Insurance commissions and fees, service charges and trust income increased $10.3 million or 27.0% over the first nine months of 2000. These higher levels of fee income are attributable to insurance agency purchases that were consummated during the second half of 2000, increases in deposits and the Corporation's continued expansion into annuity and mutual fund sales and trust services. Additionally, gains on the sale of loans increased $2.6 million during this same period.

         Non-interest expenses increased 19.4% from $110.7 million during the first nine months of 2000 to $132.1 million during the first nine months of 2001. This increase was primarily attributable to non-recurring items during the first nine months of 2001, including consolidation expenses of $3.2 million, a $4.0 million legal reserve related to a defalcation by a third party IRA administrator and merger related costs of $3.7 million (see Notes to Consolidated Financial Statements). Excluding these items, non-interest expenses totaled $121.2 million for the first nine months of 2001. In addition to the previously mentioned non-recurring items, non-interest expenses increased due to insurance agency purchases that were consummated during the second half of 2000. Excluding the impact of the insurance agency purchases, non-interest expenses would have increased by $7.0 million or 6.4% on a year over year basis.

         The Corporation's income tax expense was $14.8 million for the first nine months of 2001 compared to $15.1 million for the same period of 2000. The effective tax rate of 32.5% for the nine months ended September 30, 2001 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

THIRD QUARTER OF 2001 AS COMPARED TO THIRD QUARTER OF 2000:

         During the third quarter of 2001, net interest income increased $2.8 million, or 6.9%, over the third quarter of 2000. Total interest income decreased $4.8 million, or 6.1%, primarily the result of a decrease in interest income on loans of $4.4 million. Total interest expense decreased $7.6 million, or 20.2%, primarily due to a decrease of $5.0 million in interest expense on deposits, despite an increase in the average balance of deposits.

         The provision for loan losses totaled $3.3 million for the third quarter of 2001, as compared to $2.7 million for the third quarter of 2000.

Non-interest income increased 25.8% during the third quarter of 2001 compared to the same period of 2000, primarily due to a $3.4 million or 24.9% increase in insurance commissions and fees, service charges and trust income. These higher levels of fee income are attributable to growth in insurance, increases in deposits and the Corporation's continued expansion into annuity and mutual fund sales and trust services. Additionally, gains on the sale of loans increased $438,000 during this same period.

         Non-interest expenses increased by $2.9 million or 7.6% during the third quarter of 2001, compared to the third quarter of 2000. Non-interest expenses increased by $788,000 from insurance agencies acquired after September 30, 2000 and accounted for as purchase transactions.

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

         Additionally, the Corporation has external sources of funds available should it desire to use them. These include approved lines of credit with several major domestic banks, of which $68.0 million was unused at September 30, 2001. To further meet its liquidity needs, the Corporation also has access to the Federal Home Loan Bank and the Federal Reserve Bank, as well as other funding sources.

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

         The gap analysis which follows measures the interest rate risk of the Corporation by comparing the difference between the amount of interest-earning assets and interest- bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was 1.04 at September 30, 2001, as compared to .86 at September 30, 2000. A ratio of more than one indicates a net-asset repricing position and, conversely, a ratio of less that one indicates a net-liability repricing position during the subsequent twelve months.

         Following is the gap analysis as of September 30, 2001 (in thousands):

                                    Within        4-12       1-5         Over
                                   3 Months      Months     Years       5 years      Total
                                   ----------  ---------  ----------   ----------  ----------
Interest Earning Assets
Interest bearing deposits
  with banks                       $    6,877  $   1,725               $       50  $    8,652
Federal funds sold                      7,329                                           7,329
Securities                             66,739     95,980  $  239,626       80,887     483,232
Loans, net of unearned                913,293    654,481   1,352,227      224,738   3,144,739
                                   ----------  ---------  ----------   ----------  ----------
                                      994,238    752,186   1,591,853      305,675   3,643,952
Other assets                                                              419,025     419,025
                                   ----------  ---------  ----------   ----------  ----------
                                   $  994,238  $ 752,186  $1,591,853   $  724,700  $4,062,977
                                   ==========  =========  ==========   ==========  ==========

Interest Bearing Liabilities
Deposits:
  Interest checking                $   85,423                          $  458,033  $  543,456
  Savings                             355,872                             477,875     833,747
  Time deposits                       355,781  $ 626,270  $  359,582                1,341,633
Borrowings                            218,313     31,577      47,432      115,409     412,731
                                   ----------  ---------  ----------   ----------  ----------
                                    1,015,389    657,847     407,014    1,051,317   3,131,567
Other liabilities                                                         568,192     568,192
Stockholders' equity                                                      363,218     363,218
                                   ----------  ---------  ----------   ----------  ----------
                                   $1,015,389  $ 657,847  $  407,014   $1,982,727  $4,062,977
                                   ==========  =========  ==========   ==========  ==========

Period Gap                         $  (21,151) $  94,339  $1,184,839  $(1,258,027)
                                   ==========  =========  ==========  ===========

Cumulative Gap                     $  (21,151)  $ 73,188  $1,258,027
                                   ==========  =========  ==========

Cumulative Gap as a Percent
  of Total Assets                       (.52)%      1.80%      30.96%
                                   ==========  =========  ==========

Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                            .98       1.04        1.60         1.16
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

                                                            SEPTEMBER 30,
                                                         ------------------
                                                           2001      2000
                                                         --------  --------
Net interest income change (12 months):
  - 200 basis points                                      (1.2)%      1.6 %
  + 200 basis points                                      (0.7)%     (3.7)%

Economic value of equity:
  - 200 basis points                                      (6.9)%     (1.7)%
  + 200 basis points                                      (1.0)%     (3.6)%

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

        Capital management is a continuous process. Since December 31, 2000, stockholders' equity has increased $16.7 million as a result of earnings retention. For the nine months ended September 30, 2001, the return on average equity was 14.51% and the dividend payout ratio was 36.72%, both based on core operating earnings. Book value per common share was $13.99 at September 30, 2001, compared to $12.80 at September 30, 2000.

LOANS

        Following is a summary of loans (dollars in thousands):

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 2001             2000
                                             ------------     ------------
Real estate:
  Residential                                  $1,169,208       $1,162,568
  Commercial                                      941,012          845,136
  Construction                                    210,667          204,267
Installment loans to individuals                  294,705          341,436
Commercial, financial and agricultural            425,261          401,983
Lease financing                                   147,209          204,187
Unearned income                                   (48,139)         (62,744)
                                               ----------       ----------
                                               $3,139,923       $3,096,833
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

        Following is a summary of non-performing assets (dollars in thousands):

                                                SEPTEMBER 30,     DECEMBER 31,
                                                    2001              2000
                                                ------------      ------------
Non-performing assets:
  Non-accrual loans                                  $16,354           $10,392
  Restructured loans                                   3,451             2,810
                                                     -------           -------
    Total non-performing loans                        19,805            13,202
  Other real estate owned                              3,173             4,786
                                                     -------           -------
    Total non-performing assets                      $22,978           $17,988
                                                     =======           =======

Asset quality ratios:
  Non-performing loans as percent of total loans         .63%              .43%
  Non-performing assets as percent of total assets       .57%              .44%

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

        Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                      -------------------   -------------------
                                        2001       2000       2001       2000
                                      --------   --------   --------   --------
Balance at beginning of period         $39,800    $39,672    $40,373    $37,197

Addition arising from
  purchase transaction                                767                   767

Charge-offs                             (3,833)    (3,044)   (10,279)    (7,550)
Recoveries                                 773        472      1,753      1,334
                                       -------    -------    -------    -------
  Net charge-offs                       (3,060)    (2,572)    (8,526)    (6,216)

Provision for loan losses                3,297      2,659      8,190      8,778
                                       -------    -------    -------    -------
Balance at end of period               $40,037    $40,526    $40,037    $39,759
                                       =======    =======    =======    =======

Allowance for loan losses to:
  Total loans, net of unearned income                           1.28%      1.31%
  Non-performing loans                                        202.22%    358.38%

REGULATORY MATTERS

         Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

         As of June 30, 2001, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of September 30, 2001, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of September 30, 2001 for the Corporation (dollars in thousands):


                                                  Well Capitalized    Minimum Capital
                                   Actual           Requirements        Requirements
                             -----------------   -----------------   -----------------
                               Amount   Ratio      Amount   Ratio      Amount   Ratio
                             --------- -------   --------- -------   --------- -------
Total Capital                 $366,753   11.6%    $316,341   10.0%    $253,073    8.0%
  (to risk-weighted assets)
Tier 1 Capital                 325,995   10.3%     189,805    6.0%     126,537    4.0%
  (to risk-weighted assets)
Tier 1 Capital                 325,995    8.1%     200,548    5.0%     160,439    4.0%
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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

         (b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     F.N.B. Corporation
                                     ------------------------------------------
                                     (Registrant)



Dated: November 13, 2001             /s/Gary L. Tice
       -------------------------     ------------------------------------------
                                     Gary L. Tice
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


Dated: November 13, 2001             /s/John D. Waters
       -------------------------     ------------------------------------------
                                     John D. Waters
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)