Form 10-K
period 2001-12-31
FNB CORP/FL/
filed 2002-03-26
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 2001
                          --------------------
                                       OR
   [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from                     to
                               -------------------    ------------------------
Commission file number 0-8144
                       ------

                               F.N.B. CORPORATION
  ---------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Florida                                        25-1255406
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       2150 Goodlette Road North
            Naples, Florida                                   34102
----------------------------------------           ----------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: 800-262-7600
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                 7 1/2% Cumulative Convertible Preferred Stock,
                      Series B, par value $0.01 per share
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The registrant estimates that as of February 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported by the Nasdaq National Market for such date, was approximately $1,137,298,291.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
                    ----------------------------------------
As of February 28, 2002, the registrant had outstanding 41,659,237 shares of common stock having a par value of $0.01 per share.


                                                                     Continued

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                         Part of Form 10-K into
                                                              which Document
         DOCUMENT                                            is Incorporated
         --------                                        ----------------------
Annual Report to Stockholders for fiscal year
ended December 31, 2001                                           I & II

Definitive proxy statement for the 2002 Annual
Meeting of Stockholders to be held on May 6, 2002                    III

                                 FORM 10-K 2001

INDEX

PART I                                                                    PAGE

Item 1.   Business.                                                        I-2

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

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management.                                                III-1

Item 13.  Certain Relationships and Related Transactions.                III-1


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K.                                            IV-1

Signatures                                                                IV-2

Index to Exhibits                                                         IV-4

PART I

ITEM 1.  BUSINESS

        F.N.B. Corporation (the Corporation) was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Corporation has three reportable business segments: community banking, insurance agencies and consumer finance. For additional information regarding these segments, refer to the Business Segments footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2001 Annual Report to Stockholders. As of December 31, 2001, the Corporation owned and operated three community banks and one consumer finance company in Pennsylvania, southwest Florida, northern and central Tennessee and eastern Ohio. The Corporation also operates two insurance agencies, one in Florida and one in Pennsylvania. In recent years, the Corporation has expanded its market presence in southwest Florida through affiliations with community banks located primarily between Naples and Clearwater, Florida. During 2001, the Corporation acquired OneSource Group, Inc., Ostrowsky & Associates, Inc. and James T. Blalock, all independent insurance agencies located in Florida. These insurance agencies were merged into an existing insurance agency, Roger Bouchard Insurance, Inc. Additionally, the Corporation affiliated with Citizens Community Bank of Florida (Citizens), located in Marco Island, Florida. Citizens was merged into an existing banking affiliate, First National Bank of Florida (FNBFL).

        On January 31, 2002, the Corporation completed an affiliation with Central Bank Shares, Inc. (Central), a bank holding company headquartered in Orlando, Florida, with assets of more than $251.4 million. The transaction was accounted for as a purchase. Central's banking affiliate, Bank of Central Florida, was merged into FNBFL.

        On January 18, 2002, the Corporation completed an affiliation with Promistar Financial Corporation (Promistar), a bank holding company headquartered in Johnstown, Pennsylvania, with assets of $2.4 billion. Under the terms of the merger agreement, each outstanding share of Promistar's common stock was converted into .926 shares of the Corporation's common stock. A total of 16,007,346 shares of the Corporation's common stock were issued. The transaction was accounted for as a pooling-of-interests. Promistar's banking affiliate, Promistar Bank, was merged into an existing subsidiary of the Corporation, First National Bank of Pennsylvania.

        The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

        The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-size businesses in its market areas. The Corporation's business strategy has been to focus primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation has emphasized its community orientation by preserving local advisory boards of directors and by allowing local management certain autonomy in decision-making, enabling them to respond to customer requests more quickly and concentrate on transactions within their market areas. However, while the Corporation has sought to preserve some decision-making at a local level, it has established centralized legal, loan review, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

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

        Following is information as of December 31, 2001 for the Corporation's community bank and consumer finance subsidiaries (including the year established and location of principal office for each). All subsidiaries are wholly-owned by the Corporation (dollars in thousands).

                                                                                                 NUMBER
                                                               TOTAL              TOTAL            OF
COMMUNITY BANK SUBSIDIARIES:                                   ASSETS            DEPOSITS        OFFICES
                                                              -------           ---------        -------
First National Bank of Florida (Est. 1988)
  Naples, Florida................................            $2,181,035         $1,760,950          37
First National Bank of Pennsylvania (Est. 1864)
  Hermitage, Pennsylvania........................             1,450,859          1,277,671          43
Metropolitan National Bank (Est. 1922)
  Youngstown, Ohio...............................               317,846            274,585          12
                                                             ----------         ----------          --
                                                             $3,949,740         $3,313,206          92
                                                             ==========         ==========          ==
CONSUMER FINANCE SUBSIDIARY:
Regency Finance Company (Est. 1927)
  Hermitage, Pennsylvania........................            $  147,747                             48
                                                             ==========                             ==

         The Corporation's insurance agencies, Roger Bouchard Insurance, Inc.
(RBI) and Gelvin, Jackson & Starr, Inc. (GJS), have nine and five offices, respectively.

         The Corporation has five other subsidiaries, Penn-Ohio Life Insurance Company, Est. 1981 (Penn-Ohio), First National Corporation, Est. 1997 (FNC), Customer Service Center of F.N.B., L.L.C., Est. 1996 (Customer Service), F.N.B. Building Corporation, Est. 1987 (F.N.B. Building) and Mortgage Service Corporation (MSC). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation's subsidiaries. FNC holds equity securities and other assets for the holding company. Customer Service provides data processing and other services to the affiliates of the Corporation. F.N.B. Building owns real estate that is leased to certain affiliates. MSC no longer has any operations and is in the process of being dissolved.

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

        In addition, First National Trust Company, a national trust company formed in January 1999, provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2001, the market value of corporate-wide trust assets under management totaled approximately $1.0 billion. First National Trust Company was a subsidiary of First National Bank of Pennsylvania until January 18, 2002, on which date it became a subsidiary of the Corporation.

OPERATIONS OF THE INSURANCE AGENCIES

        The Corporation's insurance agencies are full-service agencies offering all lines of commercial and personal insurance through major carriers.

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

MARKET AREA AND COMPETITION

        The Corporation, through its subsidiaries, currently operates 234 offices in southwest Florida, Pennsylvania, northern and central Tennessee and eastern Ohio. The Corporation's Florida subsidiaries operate in an area represented by high growth and high median family income levels. The industries served in this market include a diversified mix of tourism, construction, services, light manufacturing, distribution and agriculture. The market extends north to Tampa and south through Naples and is served by Interstate 75 and U.S. Highway 41. The Corporation's most recent acquisition, Central Bank Shares, Inc., extends the Florida market across Interstate 4 through Orlando. The Corporation's Pennsylvania and Ohio subsidiaries operate in an area which has a diversified mix of light manufacturing, service and distribution industries. This area is served by Interstate Routes 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport.

        The Corporation's subsidiaries compete with a large number of other financial institutions, such as commercial banks, savings banks, savings and loan associations, credit life insurance companies, mortgage banking companies, consumer finance companies, credit unions and commercial finance and leasing companies, many of which have greater resources than the Corporation, for deposits, loans and service business. In providing wealth and asset management services, the Corporation's subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies.

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

        The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of the Corporation's subsidiaries consistently must make technological investments to remain competitive.

EMPLOYEES

        As of February 28, 2002, the Corporation and its subsidiaries had 2,586 full-time and 599 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

MERGERS, ACQUISITIONS AND DIVESTITURE

        See the Mergers, Acquisitions and Divestiture footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2001 Annual Report to Stockholders.

REINCORPORATION

        During the 2001, the Corporation completed its reincorporation in the state of Florida. The Corporation now operates from Naples, Florida. In connection with the reincorporation, the Corporation reduced the par value of both its common and preferred stock to $0.01 per share. See the Reincorporation footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2001 Annual Report to Stockholders.

CHARTER CONSOLIDATION

        During the first quarter of 2001, the Corporation completed its consolidation plan to reduce the number of Florida and Pennsylvania bank charters from seven to two. The Corporation's five Florida banks were merged under First National Bank of Florida and its two Pennsylvania banks were merged under First National Bank of Pennsylvania. See the Charter Consolidation footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2001 Annual Report to Stockholders.

SUPERVISION AND REGULATION

BANKING ACTIVITIES AND FINANCIAL HOLDING COMPANY REGULATION

        The Corporation and its subsidiary national banks (the Banks) operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Corporation and the Banks are closely supervised by a number of regulatory agencies, including the Federal Reserve Board (FRB), the Office of the Comptroller of the Currency (OCC) and the Federal Deposit Insurance Corporation
(FDIC).

        The Corporation is regulated by the FRB under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the FRB before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of any bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the FRB policy, the Corporation may be required to provide financial support to a subsidiary bank at a time when, absent such FRB policy, the Corporation may not deem it advisable to provide such assistance.

        Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, the Corporation or any other bank holding company may acquire a bank located in a state other than the state in which the company is located, subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state has elected to prohibit out-of-state banks from operating interstate branches within its territory, adequately capitalized and managed bank holding companies may consolidate their multistate bank operations into a single bank subsidiary and branch interstate through acquisitions.

        As national banks, the Banks are subject to the supervision of the OCC and, to a limited extent, the FDIC and the FRB. The Banks are also subject to state banking and usury laws restricting the amount of interest which may be charged in making loans or other extensions of credit. In addition, the Banks, as subsidiaries of the Corporation, are subject to restrictions under federal law when dealing with the Corporation and other affiliates. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

        Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person if the loans and extensions of credit are not fully secured by collateral having a market value at least equal to their face amount. In addition, a national bank may grant loans and extensions of credit to such person up to an additional 10% of its unimpaired capital and surplus, provided that each loan or extension of credit is fully secured by readily marketable collateral having a market value, determined by reliable and continuously available price quotations, at least equal to the amount of funds outstanding. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government, and loans or extensions of credit which have the approval of the OCC and which are made to a financial institution or to any agent in charge of the business and property of a financial institution.

Gramm-Leach-Bliley

        The Gramm-Leach-Bliley Act, also known as the Financial Services Modernization Act of 1999 (GLBA), enacted in 1999, enables bank holding companies to acquire insurance companies and securities firms and effectively repeals depression-era laws that prohibited the affiliation of banks and these other financial services entities under a single holding company. Bank holding companies, and other types of financial services entities, may elect to become financial holding companies under the new law allowing them to offer virtually any type of financial service, or services incident to financial services, including banking, securities underwriting, merchant banking and insurance (both underwriting and agency services). The Corporation has elected financial holding company status. The new financial services authorized by the GLBA also may be engaged in by a "financial subsidiary" of a national or state bank, with the exception of insurance or annuity underwriting, insurance company portfolio investments, real estate investment and development, and merchant banking, all of which must be conducted under the financial holding company.

        The GLBA establishes a system of functional regulation, under which the FRB regulates the banking activities of financial holding companies and other federal banking regulators regulate banks' financial subsidiaries. The Securities and Exchange Commission regulates securities activities of financial holding companies and state insurance regulators regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non- public, personal information.

        The implementation of the GLBA increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers.

Capital Adequacy Requirements

        Both the Corporation and the Banks are subject to regulatory capital requirements imposed by the FRB and the OCC. The FRB and the OCC have issued risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in the risk profiles of various banking organizations. The capital adequacy guidelines issued by the FRB are applied to bank holding companies, on a consolidated basis, with the banks owned by the holding company, as well as to state member banks. The OCC's risk capital guidelines apply directly to any national bank regardless of whether it is a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to at least 8.0% of risk- weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the risk level of a particular asset, it is assigned to a risk category.

        For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category, while a risk weight of 50% is assigned to loans secured by owner-occupied one-to-four family residential mortgages, provided that certain conditions are met. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are then added together to determine total risk- weighted assets.

        The FRB and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions must maintain a ratio of at least 3.0% "Tier 1" capital to total weighted risk assets (net of goodwill, certain intangible assets, and certain deferred tax assets). Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries.

        Both the risk-based capital guidelines and the leverage ratio are minimum requirements. They are applicable to all banking institutions unless the applicable regulating authority determines that different minimum capital ratios are appropriate for a particular institution based upon its circumstances. Institutions operating at or near these ratios are expected to have well-diversified risks, excellent control systems, high asset quality, high liquidity, good earnings, and in general must be considered strong banking organizations, rated composite 1 under the CAMELS rating system of banks or the BOPEC rating system of bank holding companies. The OCC requires that all but the most highly-rated banks and all banks with high levels of risk or experiencing or anticipating significant growth maintain ratios of at least 4.0% Tier 1 capital to total assets. The FRB also requires bank holding companies without a BOPEC-1 rating to maintain a ratio of at least 4.0% Tier 1 capital to total assets; furthermore, banking organizations with supervisory, financial, operational, or managerial weaknesses, as well as organizations that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the 3.0% and 4.0% minimum levels.

        The FDIC has also adopted a rule substantially similar to that issued by the FRB, that establishes a minimum leverage ratio of 3.0% and provides that FDIC-regulated banks with anything less than a CAMELS-1 rating must maintain a ratio of at least 4.0%. In addition, the FDIC rule specifies that a depository institution operating with less than the applicable minimum leverage capital requirement will be deemed to be operating in an unsafe and unsound manner unless the institution is in compliance with a plan, submitted to and approved by the FDIC, to increase the ratio to an appropriate level. Finally, the FDIC requires any insured depository institution with a leverage ratio of less than 2.0% to enter into and be in compliance with a written agreement between it and the FDIC (or the primary regulator, with the FDIC as a party to the agreement). Such an agreement should contemplate immediate efforts to acquire the capital required to increase the ratio to an appropriate level. Institutions that fail to enter into or maintain compliance with such an agreement will be subject to enforcement action by the FDIC.

        The OCC's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") are retained as a part of Tier 1 capital. The OCC has modified the list of qualifying intangibles, currently including only purchased credit card relationships and mortgage and non- mortgage servicing assets, whether originated or purchased and excluding any interest- only strips receivable related thereto. The OCC has amended its guidelines to increase the limitation on such qualifying intangibles from 50% to 100% of Tier 1 capital, of which no more than 25% may consist of purchased credit card relationships and non-mortgage servicing assets.

        The risk-based capital guidelines of the OCC, the FRB and the FDIC explicitly include provisions regarding a bank's exposure to declines in the economic value of its capital due to changes in interest rates to ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business of banking. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the agencies issued a joint policy statement to bankers, effective June 26, 1996, to provide guidance on sound practices for managing interest rate risk. In the policy statement, the agencies emphasize the necessity of adequate oversight by a bank's Board of Directors and senior management and of a comprehensive risk management process. The policy statement also describes the critical factors affecting the agencies' evaluations of a bank's interest rate risk when making a determination of capital adequacy. The agencies' risk assessment approach used to evaluate a bank's capital adequacy for interest rate risk relies on a combination of quantitative and qualitative factors. Banks that are found to have high levels of exposure and/or weak management practices will be directed by the agencies to take corrective action.

        The OCC, the FRB and the FDIC have added a provision to the risk-based capital guidelines that supplements and modifies the usual risk-based capital calculations to ensure that institutions with significant exposure to market risk maintain adequate capital to support that exposure. Market risk is the potential loss to an institution resulting from changes in market prices. The modifications are intended to address two types of market risk: general market risk, which includes changes in general interest rates, equity prices, exchange rates, or commodity prices, and specific market risk, which includes particular risks faced by the individual institution, such as event and default risks. The provision defines a new category of capital, Tier 3, which includes certain types of subordinated debt. The provision automatically applies only to those institutions whose trading activity, on a worldwide consolidated basis, equals either (i) 10% or more of total assets or (ii) $1 billion or more, although the agencies may apply the provision's requirements to any institution for which application of the new standard is deemed necessary or appropriate for safe banking practices. For institutions to which the modifications apply, Tier 3 capital may not be included in the calculation rendering the 8.0% credit risk ratio; the sum of Tier 2 and Tier 3 capital may not exceed 100% of Tier 1 capital; and Tier 3 capital is used in both the numerator and denominator of the normal risk-based capital ratio calculation to account for the estimated maximum amount that the value of all positions in the institution's trading account, as well as all foreign exchange and commodity positions, could decline within certain parameters set forth in a model defined by the statute. Furthermore, covered institutions must "backtest," comparing the actual net trading profit or loss for each of its most recent 250 days against the corresponding measures generated by the statutory model. Once per quarter, the institution must identify the number of times the actual net trading loss exceeded the corresponding measure and must then apply a statutory multiplication factor based on that number for the next quarter's capital charge for market risk.

Prompt Corrective Action

        The Federal Deposit Insurance Corporation Improvement Act of 1991 (the FDICIA), provided a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One element of the FDICIA provides for the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. The FDICIA created five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the FDICIA and are used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., a holding company) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

        As an institution's capital levels decline, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

        The OCC, the FRB and the FDIC have established regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established by the Act. The following table reflects the capital thresholds:

                                                   Total Risk-               Tier 1 Risk-                     Tier 1
                                                      Based                     Based                        Leverage
                                                  Capital Ratio             Capital Ratio                     Ratio
Well capitalized(1)                            greater than               greater than                  greater than
                                                or equal to 10%            or equal to 6%                or equal to 5%

Adequately Capitalized(1)                      greater than               greater than                  greater than
                                                or equal to  8%            or equal to 4%                or equal to 4%(2)

Undercapitalized(4)                               less than  8%              less than 4%                  less than 4%(3)

Significantly Undercapitalized(4)                 less than  6%              less than 3%                  less than 3%

Critically Undercapitalized                                 --                        --                greater than
                                                                                                         or equal to 2%(5)

---------------------------

(1)      An institution must meet all three minimums.

(2) greater than or equal to 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(3) less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.

(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.

(5)      Ratio of tangible equity to total assets.

         In addition, the FRB, the OCC and the FDIC have adopted regulations, pursuant to the FDICIA, defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation, fees and benefits. Both the capital standards and the safety and soundness standards which the FDICIA seeks to implement are designed to bolster and protect the deposit insurance fund.

Reporting Requirements

         As national banks, the Banks are subject to examination and review by the OCC. These examinations are typically completed on-site at least every eighteen months and is subject to off-site review at call. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

         As a financial holding company, the Corporation is required to file with the FRB an annual report of its operations at the end of each fiscal year and such additional information as the FRB may require pursuant to the Act. The FRB may also make examinations of the Corporation and each of its subsidiaries.

        The scope of regulation and permissible activities of the Corporation and the Banks are subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Corporation and the Banks are not aware of any attributes of their operating plan that would cause regulators to impose higher requirements.

CONSUMER FINANCE SUBSIDIARY

        The Corporation's consumer finance subsidiary is subject to regulation under Pennsylvania, Tennessee, and Ohio state laws which require, among other things, that it maintain licenses for consumer finance operations in effect for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions and the Ohio Division of Consumer Finance periodically visit the offices of the consumer finance subsidiary and conduct extensive examinations in order to determine compliance with such laws and regulations. Such examinations include a review of loans and the collateral thereof, as well as a check of the procedures employed for making and collecting loans. Additionally, the consumer finance subsidiary is subject to certain federal laws which require that certain information relating to credit terms be disclosed to customers and afford customers in certain instances the right to rescind transactions.

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

ITEM 2.  PROPERTIES

        The Corporation operates an eight-story building in Naples, Florida, which serves as its executive and administrative offices and shares this facility with First National Bank of Florida. The Corporation also owns a six-story building in Hermitage, Pennsylvania which serves as its northern executive offices and shares this facility with First National Bank of Pennsylvania.

        The banking, consumer finance and insurance company offices are located in 5 counties in southwestern Florida, 23 counties in Pennsylvania, 17 counties in northern and central Tennessee and 6 counties in eastern Ohio. At December 31, 2001, the Corporation's subsidiaries owned 69 of the Corporation's 154 offices and leased the remaining 85 offices under operating leases expiring at various dates through the year 2087. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2001 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS

        During the first quarter of 2001, the Corporation established a legal reserve of approximately $4.0 million associated with individual retirement accounts at one of its banking subsidiaries. Various cases have been filed in the 20th Judicial Circuit and for Lee County, Florida, naming the subsidiary of the Corporation as a co-defendent. The plaintiffs allege that a third-party independent administrator misappropriated funds from their individual retirement accounts held with the banking subsidiary. As of March 25, 2002, the Corporation has settled all of these cases except one, at an aggregate cost to the Corporation of $2.6 million. The plaintiff in the remaining case is seeking a judgment from the Corporation in the principal amount of $150,000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        A Special Meeting of the Shareholders of F.N.B. Corporation was held on October 18, 2001 to vote on the proposed merger with Promistar Financial Corporation and to amend the Articles of Incorporation to increase the authorized number of common shares. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitation.

        The Agreement and Plan of merger with Promistar Financial Corporation was approved with 16,516,279 shares voted for and 402,732 shares voted against.

        The Amendment to the Articles of Incorporation to increase the authorized number of common shares was approved with 17,338,623 shares voted for and 3,386,345 shares voted against.

PART II

        Information relating to Items 5, 6, 7 and 8 is provided in the Corporation's 2001 Annual Report to Stockholders under the captions and on the pages indicated below. The Annual Report is filed as an exhibit to this report and is incorporated herein by reference.

                                                                  PAGES IN 2001
                                                                  ANNUAL REPORT
CAPTION IN 2001 ANNUAL REPORT TO STOCKHOLDERS                    TO STOCKHOLDERS

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS                                       62

ITEM 6.  SELECTED FINANCIAL DATA                                           49

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  51-61

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                    54-56

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                 22-48,50

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held May 6, 2002. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held May 6, 2002. Such information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held May 6, 2002. Such information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held May 6, 2002. Such information is incorporated herein by reference.




                                      III-1

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of F.N.B. Corporation and subsidiaries and report of independent auditors, included in the Corporation's 2001 Annual Report to Stockholders, are incorporated herein by reference:

                                                                  PAGES IN 2001
                                                                  ANNUAL REPORT
                                                                 TO STOCKHOLDERS
           Consolidated Balance Sheets                                     22
           Consolidated Income Statements                                  23
           Consolidated Statements of Stockholders' Equity                 24
           Consolidated Statements of Cash Flows                           25
           Notes to Consolidated Financial Statements                 26 - 48
           Report of Independent Auditors                                  21
           Quarterly Earnings Summary                                      50


(A)  2.  FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted because they are not applicable.

(A)  3.  EXHIBITS

         The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-4 and is incorporated by reference.

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the fourth quarter of 2001.

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



/s/Peter Mortensen             Chairman and Director            March 18, 2002
---------------------------
Peter Mortensen


/s/Gary L. Tice                President, Chief Executive       March 18, 2002
---------------------------    Officer and Director
Gary L. Tice                   (Principal Executive Officer)

/s/Stephen J. Gurgovits        Vice Chairman and Director       March 21, 2002
---------------------------
Stephen J. Gurgovits


/s/John D. Waters              Vice President and Chief         March 18, 2002
---------------------------    Financial Officer (Principal
John D. Waters                 Financial and Accounting
                               Officer)

                               Director
---------------------------
G. Scott Baton


                               Director
---------------------------
W. Richard Blackwood


                               Director
---------------------------
Alan C. Bomstein


/s/William B. Campbell         Director                         March 18, 2002
---------------------------
William B. Campbell


/s/Charles T. Cricks           Director                         March 18, 2002
---------------------------
Charles T. Cricks

/s/Henry M. Ekker              Director                         March 18, 2002
---------------------------
Henry M. Ekker


/s/James S. Lindsay            Director                         March 18, 2002
---------------------------
James S. Lindsay


/s/Paul P. Lynch               Director                         March 21, 2002
---------------------------
Paul P. Lynch


/s/Edward J. Mace              Director                         March 18, 2002
---------------------------
Edward J. Mace


/s/Robert S. Moss              Director                         March 21, 2002
---------------------------
Robert S. Moss


                               Director
---------------------------
William A. Quinn


                               Director
---------------------------
Harry F. Radcliffe


/s/William J. Strimbu          Director                         March 18, 2002
---------------------------
William J. Strimbu


                               Director
---------------------------
Earl K. Wahl, Jr.


/s/Archie O. Wallace           Director                         March 18, 2002
---------------------------
Archie O. Wallace


/s/James T. Weller             Director                         March 18, 2002
---------------------------
James T. Weller


                               Director
---------------------------
Eric J. Werner


/s/R. Benjamin Wiley           Director                         March 21, 2002
---------------------------
R. Benjamin Wiley


/s/Donna C. Winner             Director                         March 21, 2002
---------------------------
Donna C. Winner

INDEX TO EXHIBITS

   The following exhibits are filed or incorporated by reference as part of this report:

3.1. Articles of Incorporation of the Corporation as currently in effect. (incorporated by reference to Exhibit 4.1. of the Corporation's Form 8-K filed on June 1, 2001).

3.2. By-laws of the Corporation as currently in effect. (incorporated by reference to Exhibit 4.2. of the Corporation's Form 8-K filed on June 1, 2001).

4 The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to Exhibit 4.1. of the registrant's Form 8-K filed on June 1, 2001. The By-laws are incorporated by reference to Exhibit 4.2. of the registrant's Form 8-K filed on June 1, 2001. A designation statement defining the rights of F.N.B. Corporation Series A - Cumulative Convertible Preferred Stock is incorporated by reference to Form S-14, Registration Statement of F.N.B. Corporation, File No. 2-96404. A designation statement defining the rights of F.N.B. Corporation Series B - Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4 of the registrant's Form 10-Q for the quarter ended June 30, 1992. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

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

10.6.    Basic Retirement Plan (formerly the Supplemental Executive Retirement
         Plan) of F.N.B. Corporation effective January 1, 1992. (incorporated by reference to Exhibit 10.9. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.7. F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996. (incorporated by reference to Exhibit 10.10. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.8. F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (incorporated by reference to Exhibit 10.11. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
         1993).

10.9. Employment Agreement between F.N.B. Corporation and John D. Waters. (incorporated by reference to Exhibit 10.13 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.10. F.N.B. Corporation Restricted Stock and Incentive Bonus Plan. (incorporated by reference to Exhibit 10.14. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31,
         1995).

10.11. F.N.B. Corporation 1996 Stock Option Plan. (incorporated by reference to Exhibit 10.15. of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.12. F.N.B. Corporation Director's Compensation Plan. (incorporated by reference to Exhibit 10.16. of the Corporation's Form 10-Q for the quarter ended March 31, 1996).

10.13. F.N.B. Corporation 1998 Director's Stock Option Plan. (incorporated by reference to Exhibit 10.14. of the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998).

10.14. Employment Agreement between F.N.B. Corporation and Gary L. Tice. (incorporated by reference to Exhibit 10.1. of the Corporation's Form 10-Q for the quarter ended June 30, 1999).

10.15. Employment Agreement between F.N.B. Corporation and Kevin C. Hale. (incorporated by reference to Exhibit 10.16. of the Corporation's Form 10-Q for the quarter ended June 30, 2000).

10.16.   F.N.B. Corporation 2001 Incentive Plan. (incorporated by reference to
         Exhibit 10.1. of the Corporation's Form S-8 filed on June 14, 2001).

10.17. Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (filed herewith).

10.18. Merger Agreement between F.N.B. Corporation and Promistar Financial Corporation. (incorporated by reference to Exhibit 2.1. of F.N.B. Corporation's Form 8-K filed on June 14, 2001).

13       Annual Report to Stockholders. (filed herewith).

21       Subsidiaries of the Registrant. (filed herewith).

23.1.    Consent of Ernst & Young LLP, Independent Auditors. (filed herewith).