Form 10-Q
period 2002-03-31
FNB CORP/FL/
filed 2002-05-15
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002
                               ------------------------------------------------
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                               -----------------------    ---------------------
Commission file number 0-8144
                       ------

                               F.N.B. CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Florida                                    25-1255406
-----------------------------------        ------------------------------------
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
Yes        No
   ---       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                  Outstanding at April 30, 2002
           -----                                  -----------------------------

Common Stock, $0.01 Par Value                            41,772,836 Shares
-----------------------------                            -----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 2002
INDEX

PART I - FINANCIAL INFORMATION                                             PAGE

Item 1.       Financial Statements

                Consolidated Balance Sheets                                   2
                Consolidated Statements of Operations                         3
                Consolidated Statements of Cash Flows                         4
                Notes to Consolidated Financial Statements                    5

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       9

Item 3.       Quantitative and Qualitative Disclosure of Market Risk         19

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                              20

Item 2.       Changes in Securities                                          20

Item 3.       Defaults Upon Senior Securities                                20

Item 4.       Submission of Matters to a Vote of Security Holders            20

Item 5.       Other Information                                              20

Item 6.       Exhibits and Reports on Form 8-K                               21

Signatures                                                                   22

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par values
Unaudited
                                                       MARCH 31,   DECEMBER 31,
                                                         2002          2001
                                                      ------------ ------------
ASSETS
Cash and due from banks                                 $  184,331   $  246,781
Interest bearing deposits with banks                         8,792        3,712
Federal funds sold                                         192,107       88,260
Mortgage loans held for sale                                 2,873        1,323
Securities available for sale                              874,058      902,970
Securities held to maturity (fair
  value of $52,384 and $51,770)                             52,514       51,368
Loans, net of unearned income of $46,630 and $50,063     4,915,438    4,814,435
Allowance for loan losses                                  (66,281)     (65,059)
                                                        ----------   ----------
    NET LOANS                                            4,849,157    4,749,376
                                                        ----------   ----------

Premises and equipment                                     154,154      149,518
Other assets                                               413,515      295,240
                                                        ----------   ----------
    TOTAL ASSETS                                        $6,731,501   $6,488,548
                                                        ==========   ==========

LIABILITIES
Deposits:
  Non-interest bearing                                  $  901,175   $  798,960
  Interest bearing                                       4,416,589    4,300,116
                                                        ----------   ----------
    TOTAL DEPOSITS                                       5,317,764    5,099,076

Other liabilities                                          100,592       99,193
Short-term borrowings                                      421,925      375,754
Long-term debt                                             342,581      342,424
                                                        ----------   ----------
    TOTAL LIABILITIES                                    6,182,862    5,916,447
                                                        ----------   ----------

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 20,000,000 shares
  Issued - 142,203 and 147,033 shares
  Aggregate liquidation value - $3,555 and $3,676                1            1
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 41,807,630 and 41,781,837 shares                    418          418
Additional paid-in capital                                 444,685      444,549
Retained earnings                                          100,440      118,950
Accumulated other comprehensive income                       5,791        9,845
Treasury stock - 94,488 and 63,178 shares at cost           (2,696)      (1,662)
                                                        ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                             548,639      572,101
                                                        ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $6,731,501   $6,488,548
                                                        ==========   ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Dollars in thousands, except per share data
Unaudited

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                     -----------------------
                                                       2002           2001
                                                     --------       --------
INTEREST INCOME
Loans, including fees                                $ 92,619       $ 98,688
Securities:
  Taxable                                               9,978         11,139
  Nontaxable                                            2,046          1,674
  Dividends                                               598            999
Other                                                     802          1,914
                                                     --------       --------
    TOTAL INTEREST INCOME                             106,043        114,414
                                                     --------       --------

INTEREST EXPENSE
Deposits                                               31,103         46,886
Short-term borrowings                                   2,529          4,761
Long-term debt                                          4,906          3,991
                                                     --------       --------
    TOTAL INTEREST EXPENSE                             38,538         55,638
                                                     --------       --------
    NET INTEREST INCOME                                67,505         58,776
Provision for loan losses                               4,191          4,441
                                                     --------       --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                        63,314         54,335
                                                     --------       --------

NON-INTEREST INCOME
Insurance commissions and fees                         10,923          8,575
Service charges                                        10,622          8,283
Trust                                                   2,397          2,284
Gain on sale of securities                                175          1,109
Gain on sale of loans                                   1,006          1,258
Other                                                   2,821          1,978
                                                     --------       --------
    TOTAL NON-INTEREST INCOME                          27,944         23,487
                                                     --------       --------
                                                       91,258         77,822
                                                     --------       --------
NON-INTEREST EXPENSES
Salaries and employee benefits                         33,142         29,066
Net occupancy                                           4,394          4,127
Equipment                                               5,011          4,728
Merger and consolidation related                       41,855          3,531
Other                                                  17,828         20,549
                                                     --------       --------
    TOTAL NON-INTEREST EXPENSES                       102,230         62,001
                                                     --------       --------
    (LOSS) INCOME BEFORE INCOME TAXES (BENEFIT)       (10,972)        15,821
Income taxes (benefit)                                 (2,089)         4,590
                                                     --------       --------
    NET (LOSS) INCOME                                $ (8,883)      $ 11,231
                                                     ========       ========

NET (LOSS) INCOME PER COMMON SHARE: *
  Basic                                                 $(.20)          $.27
                                                        =====           ====
  Diluted                                               $(.20)          $.27
                                                        =====           ====

CASH DIVIDENDS PER COMMON SHARE *                        $.19           $.16
                                                         ====           ====

* Restated to reflect a 5 percent stock dividend declared on May 6, 2002.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
Unaudited
                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    -------------------------
                                                       2002            2001
                                                    ---------       ---------
OPERATING ACTIVITIES
Net (loss) income                                   $  (8,883)      $  11,231
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       5,450           4,735
    Provision for loan losses                           4,191           4,441
    Deferred taxes                                     (7,491)         (1,728)
    Net gain on sale of securities                       (175)         (1,109)
    Net gain on sale of loans                          (1,006)         (1,258)
    Proceeds from sale of loans                                         8,747
    Loans originated for sale                            (544)        (12,319)
    Net change in:
      Interest receivable                              (1,140)          2,613
      Interest payable                                   (685)          1,827
    Other, net                                          9,205           5,449
                                                    ---------       ---------
      Net cash flows from operating activities         (1,078)         22,629
                                                    ---------       ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                 (5,080)         (2,410)
  Federal funds sold                                 (103,847)       (158,255)
  Loans                                              (104,204)         13,786
Securities available for sale:
  Purchases                                          (180,412)       (198,909)
  Sales                                               125,695         110,043
  Maturities                                           77,078          95,981
Securities held to maturity:
  Purchases                                            (3,693)
  Maturities                                            2,546          27,439
Increase in premises and equipment                     (8,848)         (2,904)
Increase in intangibles                               (49,098)         (2,411)
Net cash paid for mergers and acquisitions            (66,000)         (2,495)
                                                    ---------       ---------
      Net cash flows from investing activities       (315,863)       (120,135)
                                                    ---------       ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW      178,375          28,520
  Time deposits                                        40,313          79,495
  Short-term borrowings                                46,171           3,671
Increase in long-term debt                              1,903           2,908
Decrease in long-term debt                             (1,746)         (6,320)
Net issuance/acquisition of treasury stock             (2,126)            888
Cash dividends paid                                    (8,399)         (7,301)
                                                    ---------       ---------
       Net cash flows from financing activities       254,491         101,861
                                                    ---------       ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS    (62,450)          4,355
Cash and due from banks at beginning of period        246,781         207,940
                                                    ---------       ---------
CASH AND DUE FROM BANKS AT END OF PERIOD            $ 184,331       $ 212,295
                                                    =========       =========


See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2002

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements give retroactive effect to the merger of Promistar Financial Corporation with and into F.N.B. Corporation (the Corporation). The transaction was consummated on January 18, 2002, and has been accounted for as a pooling-of-interests. The accompanying unaudited financial statements are presented as if the merger had been consummated for all the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 2001 and footnotes thereto included in the Corporation's Annual Report on Form 10-K.

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

MERGERS AND ACQUISITIONS

         On January 31, 2002, the Corporation completed its affiliation with Central Bank Shares, Inc. (Central), a bank holding company headquartered in Orlando, Florida, with assets of more than $251.4 million. The transaction, which was a cash transaction accounted for as a purchase, resulted in the recognition of approximately $47.0 million of goodwill and $8.1 million of core deposit intangibles. The core deposit intangibles are being amortized over a ten year period. Central's banking affiliate, Bank of Central Florida, was merged into an existing subsidiary of the Corporation, First National Bank of Florida. Central's results of operations since February 1, 2002 have been included in the Corporation's statement of operations.

          On January 18, 2002, the Corporation completed its affiliation with Promistar Financial Corporation (Promistar), a bank holding company headquartered in Johnstown, Pennsylvania, with assets of $2.4 billion. Under the terms of the merger agreement, each outstanding share of Promistar's common stock was converted into .926 shares of the Corporation's common stock. A total of 16,007,346 shares of the Corporation's common stock were issued. The transaction was accounted for a pooling-of-interests. Promistar's banking affiliate, Promistar Bank, was merged into an existing subsidiary of the Corporation, First National Bank of Pennsylvania (FNBPA).

         The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

MERGER AND CONSOLIDATION RELATED EXPENSES

         As previously discussed, the Corporation completed its affiliation with Promistar on January 18, 2002 and merged its wholly owned subsidiary Promistar Bank into the Corporation's existing subsidiary, FNBPA on February 20, 2002. In connection with this transaction, the Corporation incurred pre-tax merger and consolidation expense of $41.4 million. Involuntary separation costs associated with terminated employees totaled $6.8 million of the total merger and consolidation expense. The total amount of separation costs paid during the first quarter was $6.5 million. The remaining separation costs are anticipated to be paid during the second quarter of 2002. Early retirement and other employment related expenses totaled $7.8 million, data processing conversion charges totaled $12.2 million, professional services totaled $8.0 million, write-downs of impaired assets totaled $4.2 million and other miscellaneous merger and consolidation expenses totaled $2.4 million. The Corporation paid merger and consolidation expenses and recognized asset impairments totaling $39.1 million during the first quarter of 2002.

         The Corporation also incurred merger related costs of $413,000 related to its affiliation with Central. These costs related primarily to data processing conversion charges.

LOANS AND THE ALLOWANCE FOR LOAN LOSSES

         Loans are reported at their outstanding principal adjusted for any charge-offs and any deferred fees or costs on originated loans.

         Interest income on loans is accrued on the principal amount outstanding. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. While on non-accrual, contractual interest payments are applied against principal until the loan is restored to accrual status. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Loan origination fees and related costs are deferred and recognized over the life of the loans as an adjustment of yield.

         The allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, which includes an assessment of past experience, current and future economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income and recovery of principal on loans previously charged off. Losses of principal and/or residuals are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable.

         Impaired loans are identified and measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Impaired loans consist of non-homogeneous loans, which based on the evaluation of current information and events, management has determined that it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Corporation evaluates all commercial and commercial real estate loans which have been classified for regulatory reporting purposes, including non-accrual and restructured loans, in determining impaired loans.

NEW ACCOUNTING STANDARDS

         Financial Accounting Standards Statement (FAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with identifiable useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. FAS No. 142 also requires that intangibles with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Corporation adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of $350,000, or $0.01 per share, during the first quarter of 2002. The Corporation has completed its transition impairment test and concluded that goodwill is not impaired.

PER SHARE AMOUNTS

         Per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on May 6, 2002.

         Basic earnings per share is calculated by dividing net income, adjusted for preferred stock dividends declared, by the weighted average number of shares of common stock outstanding.

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

EARNINGS (LOSS) PER SHARE

         The following tables set forth the computation of basic and diluted earnings (loss) per share (in thousands, except per share data):

                                                          Three Months Ended
                                                               March 31,
                                                        -----------------------
                                                           2002        2001
                                                        ----------   ----------
Basic
Net (loss) income                                       $   (8,883)  $   11,231
Less:  Preferred stock dividends declared                      (66)        (77)
                                                        ----------   ----------
(Loss) earnings applicable to basic earnings per share  $   (8,817)  $   11,154
                                                        ==========   ==========

Average common shares outstanding                       43,771,337   41,304,177
                                                        ==========   ==========

(Loss) earnings per share                                    $(.20)        $.27
                                                             =====         ====

                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2002        2001
                                                         ----------  ----------
Diluted
(Loss) earnings applicable to diluted earnings per share $   (8,883) $   11,231
                                                         ==========  ==========

Average common shares outstanding                        43,771,337  41,304,177
Series A convertible preferred stock                         17,171      23,082
Series B convertible preferred stock                        343,278     402,079
Net effect of dilutive stock options and stock
  warrants based on the treasury stock method               676,344     477,023
                                                         ----------  ----------
                                                         44,808,130  42,206,361
                                                         ==========  ==========

(Loss) earnings per share                                     $(.20)       $.27
                                                              =====        ====

CASH FLOW INFORMATION

         Following is a summary of supplemental cash flow information (in thousands):

                                                          Three Months Ended
                                                               March 31
                                                        ----------------------
                                                           2002        2001
                                                        ----------  ----------
Cash paid for:
  Interest                                                 $39,223     $53,232

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans            242         379
  Loans granted in the sale of other real estate                10         485

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                     Three Months Ended
                                                          March 31,
                                                   ----------------------
                                                      2002         2001
                                                   ----------  ----------
Net (loss) income                                    $ (8,883)    $11,231
Other comprehensive (loss) income:
  Unrealized gains on securities:
    Unrealized holding gains (losses) arising
      during the period                                (3,939)      5,407
  Less:  reclassification adjustment for gains
      included in net income                             (115)       (703)
                                                     --------     -------
Other comprehensive (loss) income                      (4,054)      4,704
                                                     --------     -------
Comprehensive (loss) income                          $(12,937)    $15,935
                                                     ========     =======

BUSINESS SEGMENTS

         The Corporation operates in three reportable segments: community banks, insurance agencies and consumer finance. The Corporation's community bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community bank subsidiaries offer trust services as well as various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance agencies are full-service insurance agencies offering all lines of commercial and personal insurance through major carriers. The Corporation's consumer finance subsidiary is involved in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.


At or for the three months            Community   Insurance    Finance       All
  ended March 31, 2002                  Banks      Agencies    Company      Other    Consolidated
                                      ----------  ----------  ----------  ---------  ------------
Interest income                       $   99,459     $    28    $  6,870    $  (314)   $  106,043
Interest expense                          36,318          28       1,715        477        38,538
Provision for loan losses                  2,767                   1,424                    4,191
Non-interest income                       14,609       8,156         479      4,700        27,944
Non-interest expense                      43,778       5,658       3,096      7,006        59,538
Merger and consolidation
  related expenses                        22,250                     126     19,479        41,855
Intangible amortization                      767          16          31         23           837
Income tax expense (benefit)               3,109         969         357     (6,524)       (2,089)
Net (loss) income                          5,079       1,513         600    (16,075)       (8,883)
Core operating earnings                   20,974       1,513         681     (1,319)       21,849
Total assets                           6,555,419      30,748     141,456      3,878     6,731,501

At or for the three months            Community   Insurance    Finance       All
  ended March 31, 2001                  Banks      Agencies    Company      Other    Consolidated
                                      ----------  ----------  ----------  ---------  ------------
Interest income                       $  108,219      $   55    $  6,923   $   (783)   $  114,414
Interest expense                          53,338          83       2,331       (114)       55,638
Provision for loan losses                  3,332                   1,109                    4,441
Non-interest income                       13,666       6,996         450      2,375        23,487
Non-interest expense                      47,692       4,970       2,932      1,766        57,360
Merger and consolidation
  related expenses                         1,709                              1,822         3,531
Intangible amortization                      690         195          33        192         1,110
Income tax expense                         4,426         688         362       (886)        4,590
Net income                                10,698       1,115         606     (1,188)       11,231
Core operating earnings                   14,231       1,115         606         77        16,029
Total assets                           6,053,769      28,368     147,277     23,286     6,252,700

* Core operating earnings exclude merger and consolidation related and other non-recurring costs of $30.7 million for the three months ended March 31, 2002 and merger and consolidation related and other non-recurring costs of $4.8 million for the three months ended March 31, 2001, all on an after-tax basis.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

         Core operating earnings for the first three months of 2002 increased to $21.8 million from $16.0 million for the first three months of 2001. Basic core operating earnings per share were $.50 and $.39 for the three months ended March 31, 2002 and 2001, respectively, while diluted core operating earnings per share were $.49 and $.38 for those same periods. Core operating earnings consist of net income adjusted for non- recurring items. Non-recurring items incurred during the first quarter of 2002 included merger and consolidation related costs and other non-recurring costs of $30.7 million, net of tax, while non-recurring items incurred during the first quarter of 2001 included charter consolidation expenses of $2.1 million and merger related and other non- recurring costs of $2.7 million, net of tax. Including these costs, net loss was $8.9 million for the first quarter of 2002 compared to net income of $11.2 million for the first quarter of 2001. Diluted earnings per share were $(.20) and $.27 for those same periods, respectively. Highlights for the first three months of 2002 include:

        o A return on average assets of 1.34% and a return on average equity of 15.30%, both based on core operating earnings.

        o An increase in non-interest income of $4.5 million, including a 25.1% or $4.8 million increase in fee income, which consists of service charges, insurance commissions and trust income.

        o A 5.6% increase in average net interest earning assets and an increase in the net interest margin to 4.68% compared to 4.32% during the first three months of 2001.

        o      Continued strong asset quality

        o Completion of affiliation with Promistar Financial Corporation on January 18, 2002.

        o Completion of affiliation with Central Bank Shares, Inc. on January 31, 2002.

FIRST THREE MONTHS OF 2002 AS COMPARED TO FIRST THREE MONTHS OF 2001:

        The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Three Months Ended March 31                2002                          2001
                              -----------------------------  ----------------------------
                               Average               Yield/   Average              Yield/
                               Balance    Interest    Rate    Balance    Interest   Rate
                              ----------  --------   ------  ----------  --------  ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks                   $    8,963  $    114     5.09% $    4,563  $     94    8.24%
Federal funds sold               147,955       688     1.86     134,962     1,820    5.39
Securities:
 Taxable                         735,576    10,422     5.75     741,372    11,932    6.53
 Non-taxable (1)                 198,708     3,243     6.53     175,560     2,778    6.33
Loans (1) (2)                  4,889,134    93,040     7.72   4,604,814    99,370    8.75
                              ----------  --------           ----------  --------
  Total interest
   earning assets              5,980,336   107,507     7.29   5,661,271   115,994    8.31
                              ----------  --------           ----------  --------
Cash and due from banks          196,719                        175,195
Allowance for loan losses        (66,804)                       (57,865)
Premises and equipment           151,856                        140,073
Other assets                     360,608                        226,030
                              ----------                     ----------
                              $6,622,715                     $6,144,704
                              ==========                     ==========

Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand      $  960,770  $  2,152     0.91  $  802,095  $  4,608    2.33
 Savings                       1,074,038     3,892     1.47   1,038,529     6,875    2.68
 Other time                    2,333,300    25,059     4.36   2,391,415    35,403    6.00
Short-term borrowings            403,050     2,529     2.54     325,662     4,761    5.93
Long-term debt                   342,220     4,906     5.74     297,303     3,991    5.37
                              ----------  --------           ----------  --------
  Total interest
   bearing liabilities         5,113,378    38,538     3.06   4,855,004    55,638    4.65
                              ----------  --------           ----------  --------
Non-interest bearing
 demand deposits                 839,563                        698,375
Other liabilities                 90,787                         89,614
                              ----------                     ----------
                               6,043,728                      5,642,993
                              ----------                     ----------

Stockholders' equity             578,987                        501,711
                              ----------                     ----------
                              $6,622,715                     $6,144,704
                              ==========                     ==========

Net interest earning assets   $  866,958                     $  806,267
                              ==========                     ==========

Net interest income                       $ 68,969                       $ 60,356
                                          ========                       ========

Net interest spread                                    4.23%                         3.66%
                                                       =====                         =====

Net interest margin (3)                                4.68%                         4.32%
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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the first three months of 2002, net interest income, on a fully taxable equivalent basis, totaled $69.0 million, as compared to $60.4 million for the first three months of 2001. Net interest income consisted of interest income of $107.5 million and interest expense of $38.5 million for the first three months of 2002 compared to $116.0 million and $55.6 million for each, respectively, for the first three months of 2001. The yield on interest earning assets decreased by 102 basis points and the rate paid on interest bearing liabilities decreased by 159 basis points. Net interest margin increased from 4.32% at March 31, 2001 to 4.68% at March 31, 2002. Although the net interest margin has increased over the same period last year, there is a possibility that margin compression could arise, as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the three months ended
March 31, 2002 as compared to the three months ended March 31, 2001 (in thousands):

                                         Volume      Rate        Net
                                         -------    -------    -------
Interest Income
Interest bearing deposits with banks     $    33    $   (13)   $    20
Federal funds sold                           195     (1,327)    (1,132)
Securities:
  Taxable                                    (93)    (1,417)    (1,510)
  Non-taxable                                375         90        465
Loans                                      6,982    (13,312)    (6,330)
                                         -------    -------    -------
                                           7,492    (15,979)    (8,487)
                                         -------    -------    -------
Interest Expense
Deposits:
  Interest bearing demand                  1,180     (3,636)    (2,456)
  Savings                                    244     (3,227)    (2,983)
  Other time                                (845)    (9,499)   (10,344)
Short-term borrowings                      1,588     (3,820)    (2,232)
Long-term debt                               628        287        915
                                         -------    -------    -------
                                           2,795    (19,895)   (17,100)
                                         -------    -------    -------
Net Change                               $ 4,697    $ 3,916    $ 8,613
                                         =======    =======    =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, decreased 6.4% from $99.4 million for the three months ended March 31, 2001 to $93.0 million for the three months ended March 31, 2002. This decrease was solely related to yield as the Corporation experienced favorable loan volumes as average loans increased by $284.3 million.

         Interest expense on deposits decreased $15.8 million or 33.7% for the three months ended March 31, 2002, compared to the same period of 2001, despite an increase in average interest bearing deposits of 3.2% over this same period. The average balances in interest bearing demand deposits and savings deposits increased by $158.7 million and $35.5 million, respectively, while the average balance in time deposits decreased by $58.1 million. The Corporation continued to successfully generate non-interest bearing deposits as such deposits increased by $141.2 million or 20.2% from March 31, 2001 to March 31, 2002. The average balance in short-term borrowings increased by $77.4 million as average repurchase agreements increased $83.9 million during the first quarter of 2002. Interest expense on long-term debt increased $916,000 from March 31, 2001 as average long-term debt increased $44.9 million.

         The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses was $4.2 million for the first three months of 2002, as compared to $4.4 million for the first three months of 2001. The decrease reflects the Corporation's continued strong asset quality. The allowance for loan losses as a percentage of total loans was 1.35% at March 31, 2002 and 1.26% at March 31, 2001.

         Non-interest income increased 19.0% from $23.5 million during the first three months of 2001 to $27.9 million during the first three months of 2002. This increase was primarily attributable to the Corporation's continued transformation to a diversified financial services company. The Corporation has dedicated significant resources to expanding traditional banking services and generating insurance commissions and fees, investment service charges and trust fees. Insurance commissions and fees, service charges and trust income increased $4.8 million or 25.1% compared with the first three months of 2001. These higher levels of fee income are attributable to growth in insurance, expanded banking services and the Corporation's continued focus on providing a wide array of wealth management services, such as annuities, mutual funds and trust services. This increase was partially offset by decreases of $934,000 in gains on sale of securities and $252,000 in gains on sale of loans.

         Total non-interest expenses increased $40.2 million from $62.0 million during the first three months of 2001 to $102.2 million during the first three months of 2002. This increase was primarily attributable to non-recurring items. The Corporation recognized merger and consolidation related and other non-recurring charges of $42.7 million during the first quarter of 2002, compared to consolidation expenses of $3.2 million, a $4.0 million legal reserve related to a defalcation by a third party IRA administrator and merger related costs of $283,000 during the first quarter of 2001. Excluding these items, non-interest expenses totaled $59.6 million for the first quarter of 2002 and $54.5 million during the first quarter of 2001. In addition to the previously mentioned non-recurring items, non-interest expenses increased as a result of an increase of 14.0% or $4.1 million in salaries and employee benefits due to normal annual salary adjustments, business expansion and the purchase of Central Bank Shares, Inc. The majority of the salary savings associated with the consolidation of First National Bank of Pennsylvania with Promistar Bank and the Central Bank Shares, Inc. acquisition are anticipated to arise in the second quarter of 2002.

         The Corporation's income tax benefit was $2.1 million for the first three months of 2002 compared to expense of $4.6 million for the same period of 2001. The effective tax rate of 19.1% for the three months ended March 31, 2002 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Corporation's goal in liquidity management is to meet the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation, with cost-effective funding. The Corporate Asset/Liability Committee (ALCO), which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies which affect balance sheet or cash flow positions. The Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a "well-capitalized" balance sheet and adequate levels of liquidity. This policy designates the ALCO as the body responsible for meeting this objective.

         Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. Liquidity sources from liabilities are generated primarily through growth in core deposits, and to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliates have the ability to borrow funds from the Federal Home Loan Bank (FHLB). FHLB advances are a competitively priced and reliable source of funds. The Corporation has made limited use of FHLB advances and has a large reserve available for contingency funding purposes. As of March 31, 2002, outstanding advances were $303.7 million, or 4.5% of total assets while FHLB availability was $1.3 billion , or 19.0% of total assets.

         The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, of which $40.0 million was used as of March 31, 2002. The Corporation also issues subordinated debt on a regular basis and has access to the Federal Reserve Bank as well as access to the capital markets.

         The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

         The financial performance of the Corporation is at risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time, the difference between the change in various interest rates and the embedded options in certain financial instruments. The Corporation utilizes an asset/liability model to support its balance sheet strategies. The Corporation uses gap analysis, net interest income simulations and the economic value of equity to measure its interest rate risk.

         The gap analysis below measures the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was 1.06 at March 31, 2002, as compared to 1.00 at March 31, 2001. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, assuming the current interest rate environment.

         Following is the gap analysis as of March 31, 2002 (in thousands):

                                     Within       4-12         1-5         Over
                                    3 Months     Months       Years       5 years      Total
                                    ---------   ----------  ----------  -----------  ----------
Interest Earning Assets
Interest bearing deposits
  with banks                        $    8,615  $      177                           $    8,792
Federal funds sold                     192,107                                          192,107
Securities                              80,360     168,056  $  402,868  $   275,288     926,572
Loans, net of unearned               1,284,629   1,039,117   2,111,938      482,627   4,918,311
                                    ----------  ----------  ----------  -----------  ----------
                                     1,565,711   1,207,350  2,514,806       757,915   6,045,782
Other assets                                                                685,719     685,719
                                    ----------  ----------  ----------  -----------  ----------
                                    $1,565,711  $1,207,350  $2,514,806   $1,443,634  $6,731,501
                                    ==========  ==========  ==========  ===========  ==========

Interest Bearing Liabilities
Deposits:
  Interest checking                 $  170,304                           $  867,955  $1,038,259
  Savings                              363,378                               55,462   1,018,840
  Time deposits                        490,559  $1,235,315  $  628,409        5,207   2,359,490
Borrowings                             326,341      31,604      65,116      341,445     764,506
                                    ----------  ----------  ----------   ----------  ----------
                                     1,350,582   1,266,919     693,525    1,870,069   5,181,095
Other liabilities                                                         1,001,767   1,001,767
Stockholders' equity                                                        548,639     548,639
                                    ----------  ----------  ----------  -----------  ----------
                                    $1,350,582  $1,266,919  $  693,525  $ 3,420,475  $6,731,501
                                    ==========  ==========  ==========  ===========  ==========

Period Gap                          $  215,129  $  (59,569) $1,821,281  $(1,976,841)
                                    ==========  ==========  ==========  ===========

Cumulative Gap                      $  215,129  $  155,560  $1,976,841
                                    ==========  ==========  ==========

Cumulative Gap as a Percent
  of Total Assets                         3.20%       2.31%     29.37%
                                    ==========  ==========  =========

Rate Sensitive Assets/Rate Sensitive
  Liabilities (Cumulative)                1.16        1.06        1.60         1.17
                                    ==========  ==========  ==========  ===========

         Net interest income simulations measure the exposure to short-term earnings from changes in market rates of interest in a more rigorous and explicit fashion. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical interest rate scenarios. The economic value of equity (EVE) measures the Corporation's long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the balance sheet. The following table presents an analysis of the potential sensitivity of the Corporation's annual net interest income and EVE to sudden and sustained changes in market rates:

                                                   MARCH 31,
                                             --------------------
                                               2002        2001
                                             --------    --------
Net interest income change (12 months):
  - 100 basis points                            (2.3)%      (1.2)%
  + 200 basis points                             1.1 %      (0.9)%

Economic value of equity:
  - 100 basis points                            (5.7)%      (3.9)%
  + 200 basis points                             0.9 %      (1.4)%

         The preceding measures assumed no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. The disclosed measures are within the limits set forth in the Corporation's Asset/Liability Policy.

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

        Capital management is a continuous process. For the three months ended March 31, 2002, the return on average equity was 15.30% and the dividend payout ratio was 38.25%, both based on core operating earnings. Book value per common share was $12.45 at March 31, 2002, compared to $11.60 at March 31, 2001.

LOANS

        Following is a summary of loans (dollars in thousands):

                                                     MARCH 31,    DECEMBER 31,
                                                       2002          2001
                                                   ------------   -----------
Real estate:
  Residential                                        $1,799,255    $1,777,403
  Commercial                                          1,339,241     1,282,944
  Construction                                          249,252       227,868
Installment loans to individuals                        794,647       774,932
Commercial, financial and agricultural                  668,230       672,639
Lease financing                                         111,443       128,712
Unearned income                                         (46,630)      (50,063)
                                                     ----------    ----------
                                                     $4,915,438    $4,814,435
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

        Following is a summary of non-performing assets (dollars in thousands):

                                                        MARCH 31,  DECEMBER 31,
                                                          2002         2001
                                                      ------------ ------------
Non-performing assets:
  Non-accrual loans                                        $22,357      $21,350
  Restructured loans                                         6,248        5,578
                                                           -------      -------
    Total non-performing loans                              28,605       26,928
  Other real estate owned                                    4,803        4,375
                                                           -------      -------
    Total non-performing assets                            $33,408      $31,303
                                                           =======      =======

Asset quality ratios:
  Non-performing loans as percent of total loans               .58%         .56%
  Non-performing assets as percent of total assets             .50%         .48%

ALLOWANCE FOR LOAN LOSSES

        Management considers the accounting policy for the allowance for loan losses to be a critical accounting policy. For a full description of this policy refer to the Notes to Consolidated Financial Statements. Management's analysis of the allocated portion of the allowance for loan losses includes the evaluation of the loan portfolio based on upon the Corporation's internal loan grading system, evaluation of portfolio industry concentrations and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors used in the internal loan grading system include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position and residual value of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. The unallocated portion of the allowance is determined based on management's assessment of historical loss on the remaining portfolio segments in conjunction with the current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration, portfolio growth, concentrations of credit risk and other factors, including regulatory guidance. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.

        Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                         ---------------------
                                                           2002         2001
                                                         --------     --------
Balance at beginning of period                            $65,059      $57,124
Addition from acquisition                                   1,389

Charge-offs                                                (5,257)      (4,304)
Recoveries                                                    899          659
                                                          -------      -------
  Net charge-offs                                          (4,358)      (3,645)
Provision for loan losses                                   4,191        4,441
                                                          -------      -------
Balance at end of period                                  $66,281      $57,920
                                                          =======      =======

Allowance for loan losses to:
  Total loans, net of unearned income                        1.35%        1.26%
  Non-performing loans                                     236.84%      240.39%

REGULATORY MATTERS

         Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

         As of December 31, 2001, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of March 31, 2002, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of March 31, 2002 for the Corporation (dollars in thousands):

                                                                     Well Capitalized    Minimum Capital
                                   Actual           Requirements        Requirements
                             -----------------   -----------------   -----------------
                               Amount   Ratio      Amount   Ratio      Amount   Ratio
                             --------- -------   --------- -------   --------- -------
Total Capital                 $501,482   10.2%    $491,411   10.0%    $393,129    8.0%
  (to risk-weighted assets)
Tier 1 Capital                 438,370    8.9%     294,847    6.0%     196,564    4.0%
  (to risk-weighted assets)
Tier 1 Capital                 438,370    6.7%     325,349    5.0%     260,279    4.0%
  (to average assets)

         The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

         The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

PART II

Item 1.  Legal Proceedings

         During the first quarter of 2001, the Corporation established a legal reserve of approximately $4.0 million associated with individual retirement accounts at one of its banking subsidiaries. Various cases have been filed in the 20th Judicial Circuit and for Lee County, Florida, naming the subsidiary of the Corporation as a co-defendent. The plaintiffs allege that a third-party independent administrator misappropriated funds from their individual retirement accounts held with the banking subsidiary. As of April 30, 2002, the Corporation has settled all of these asserted claims except one, at an aggregate cost to the Corporation of $2.6 million. The Corporation believes the remaining reserve will be sufficient for all costs associated with the litigation, including all unasserted claims, settlements and adverse judgements.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

Item 5.  Other Information

         The Secretary of the Corporation must receive written notice of any proposal submitted by a shareholder of the Corporation for consideration at the Annual Meeting of Shareholders on or prior to the date which is 120 days prior to the date on which the Corporation first mailed its proxy materials for the prior year's Annual Meeting of Shareholders. Accordingly, any shareholder proposal must be submitted to the Corporation by November 25, 2002 to be considered at the 2003 Annual Meeting of Shareholders.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             10.1 Amendment No. 1 to Employment Agreement between F.N.B. Corporation and Gary L. Tice. (filed herewith).

             10.2 Employment Agreement between F.N.B. Corporation and Cass Bettinger. (filed herewith).

         (b) Reports on Form 8-K

             A report on Form 8-K, dated February 28, 2002, was filed by the Corporation. The Form 8-K announced the Corporation's merger with Promistar Financial Corporation.

             A report on Form 8-K, dated March 29, 2002, was filed by the Corporation. The Form 8-K included unaudited pro forma combined condensed financial statements for the period ending September 30, 2001 giving effect to the merger of the Corporation and Promistar Financial Corporation on a pooling-of-interests basis.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     F.N.B. Corporation
                                     ------------------------------------------
                                     (Registrant)



Dated: May 15, 2002                   /s/Gary L. Tice
       ---------------------------    -----------------------------------------
                                      Gary L. Tice
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


Dated: May 15, 2002                   /s/John D. Waters
       ---------------------------    ------------------------------------------
                                      John D. Waters
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)