Form 10-Q
period 2002-06-30
FNB CORP/FL/
filed 2002-08-14
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               ------------------------------------------------
                                       OR
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

                                 (239) 262-7600
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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
Yes        No
   ---       ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                              Outstanding at July 31, 2002
           -----                             ----------------------------

Common Stock, $0.01 Par Value                       43,787,351 Shares
-----------------------------                       -----------------

F.N.B. CORPORATION
FORM 10-Q
June 30, 2002
INDEX

PART I - FINANCIAL INFORMATION                                          PAGE

Item 1.       Financial Statements

                Consolidated Balance Sheets                                2
                Consolidated Statements of Income                          3
                Consolidated Statements of Cash Flows                      4
                Notes to Consolidated Financial Statements                 5
                Independent Accountants' Review Report                    11

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                   12

Item 3.  Quantitative and Qualitative Disclosure of Market Risk           21

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                           22

Item 2.       Changes in Securities                                       22

Item 3.       Defaults Upon Senior Securities                             22

Item 4.       Submission of Matters to a Vote of Security Holders         22

Item 5.       Other Information                                           23

Item 6.       Exhibits and Reports on Form 8-K                            23

Signatures                                                                24

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par values
Unaudited
                                                    JUNE 30,     DECEMBER 31,
                                                      2002           2001
                                                    -----------  ------------
ASSETS
Cash and due from banks                              $  218,544    $  246,781
Interest bearing deposits with banks                      2,476         3,712
Federal funds sold                                       21,599        88,260
Mortgage loans held for sale                              2,860         1,323
Securities available for sale                           858,764       902,970
Securities held to maturity (fair
  value of $53,213 and $51,770)                          51,981        51,368
Loans, net of unearned income
  of $43,637 and $50,063                              5,093,416     4,814,435
Allowance for loan losses                               (67,799)      (65,059)
                                                     ----------    ----------
    NET LOANS                                         5,025,617     4,749,376
                                                     ----------    ----------

Premises and equipment                                  158,494       149,518
Goodwill                                                 83,711        44,371
Other assets                                            325,186       250,704
                                                     ----------    ----------
    TOTAL ASSETS                                     $6,749,232    $6,488,383
                                                     ==========    ==========

LIABILITIES
Deposits:
  Non-interest bearing                               $  906,065    $  798,960
  Interest bearing                                    4,424,259     4,300,116
                                                     ----------    ----------
    TOTAL DEPOSITS                                    5,330,324     5,099,076

Other liabilities                                       108,142        98,722
Short-term borrowings                                   407,157       375,754
Long-term debt                                          332,675       342,424
                                                     ----------    ----------
    TOTAL LIABILITIES                                 6,178,298     5,915,976
                                                     ----------    ----------

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 20,000,000 shares
  Issued - 131,498 and 147,033 shares
  Aggregate liquidation value - $3,287 and $3,676             1             1
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 44,151,236 and 41,781,837 shares                 442           418
Additional paid-in capital                              517,057       444,549
Retained earnings                                        46,418       119,256
Accumulated other comprehensive income                   13,567         9,845
Treasury stock - 214,494 and 63,178 shares at cost       (6,551)       (1,662)
                                                     ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                          570,934       572,407
                                                     ----------    ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $6,749,232    $6,488,383
                                                     ==========    ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data
Unaudited

                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                        ------------------   ------------------
                                          2002      2001       2002      2001
                                        --------  --------   --------  --------
INTEREST INCOME
Loans, including fees                   $ 93,103  $ 97,425   $185,722  $196,113
Securities:
  Taxable                                 10,195    11,452     20,196    22,591
  Nontaxable                               1,979     1,783      4,025     3,457
  Dividends                                  459       547      1,108     1,546
Other                                        525     1,805      1,253     3,719
                                        --------  --------   --------  --------
    TOTAL INTEREST INCOME                106,261   113,012    212,304   227,426
                                        --------  --------   --------  --------

INTEREST EXPENSE
Deposits                                  29,188    43,762     60,291    90,648
Short-term borrowings                      3,188     3,968      5,717     8,729
Long-term debt                             4,689     4,341      9,595     8,332
                                        --------  --------   --------  --------
    TOTAL INTEREST EXPENSE                37,065    52,071     75,603   107,709
                                        --------  --------   --------  --------
    NET INTEREST INCOME                   69,196    60,941    136,701   119,717
Provision for loan losses                  4,502     3,452      8,693     7,893
                                        --------  --------   --------  --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           64,694    57,489    128,008   111,824
                                        --------  --------   --------  --------

NON-INTEREST INCOME
Insurance premiums, commissions
  and fees                                11,145     8,481     22,068    17,056
Service charges                           11,663     9,081     22,285    17,364
Trust                                      2,342     2,453      4,739     4,737
Gain on sale of securities                   465       559        640     1,668
Gain on sale of loans                      1,349     2,009      2,355     3,267
Other                                      3,099     2,107      5,920     4,085
                                        --------  --------   --------  --------
    TOTAL NON-INTEREST INCOME             30,063    24,690     58,007    48,177
                                        --------  --------   --------  --------
                                          94,757    82,179    186,015   160,001
                                        --------  --------   --------  --------
NON-INTEREST EXPENSES
Salaries and employee benefits            33,011    28,779     66,153    57,845
Net occupancy                              4,403     3,980      8,797     8,107
Equipment                                  5,007     4,755     10,018     9,483
Merger and consolidation related                     3,274     41,855     6,805
Other                                     17,560    16,571     35,388    37,120
                                        --------  --------   --------  --------
    TOTAL NON-INTEREST EXPENSES           59,981    57,359    162,211   119,360
                                        --------  --------   --------  --------
    INCOME BEFORE INCOME TAXES            34,776    24,820     23,804    40,641
Income taxes                              10,827     7,921      8,738    12,511
                                        --------  --------   --------  --------
    NET INCOME                          $ 23,949  $ 16,899   $ 15,066  $ 28,130
                                        ========  ========   ========  ========

NET INCOME PER COMMON SHARE: *
  Basic                                     $.54      $.41       $.34      $.68
                                            ====      ====       ====      ====
  Diluted                                   $.53      $.40       $.33      $.66
                                            ====      ====       ====      ====

CASH DIVIDENDS PER COMMON SHARE *           $.22      $.17       $.41      $.33
                                            ====      ====       ====      ====

* Restated to reflect a 5 percent stock dividend declared on May 6, 2002.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
Unaudited
                                                      SIX MONTHS ENDED
                                                         JUNE 30,
                                                    ---------------------
                                                       2002        2001
                                                    ---------   ---------
OPERATING ACTIVITIES
Net income                                          $  15,066   $  28,130
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                       8,663       9,358
    Provision for loan losses                           8,693       7,893
    Deferred taxes                                    (14,615)     (3,631)
    Net gain on sale of securities                       (640)     (1,668)
    Net gain on sale of loans                          (2,355)     (3,267)
    Proceeds from sale of loans                        15,477      25,524
    Loans originated for sale                         (14,659)    (14,329)
    Net change in:
      Interest receivable                                 156       2,180
      Interest payable                                 (2,996)     (1,616)
    Other, net                                          2,324       4,880
                                                    ---------   ---------
      Net cash flows from operating activities         15,114      53,454
                                                    ---------   ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                  1,236      (5,164)
  Federal funds sold                                   98,421      (8,651)
  Loans                                              (177,454)      5,495
Securities available for sale:
  Purchases                                          (177,649)   (398,938)
  Sales                                               154,803     129,143
  Maturities                                          166,808     163,058
Securities held to maturity:
  Purchases                                            (6,141)     (7,861)
  Maturities                                            5,528      37,583
Increase in premises and equipment                    (15,713)     (6,604)
Increase in intangibles                               (47,720)     (2,466)
Net cash paid for mergers and acquisitions            (50,761)     (2,545)
                                                    ---------   ---------
      Net cash flows from investing activities        (48,642)    (96,950)
                                                    ---------   ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW      148,248      25,344
  Time deposits                                      (119,234)    (24,271)
  Short-term borrowings                                 6,288      (1,385)
Increase in long-term debt                              3,242      74,295
Decrease in long-term debt                            (12,991)    (16,629)
Net issuance/(acquisition) of treasury stock           (2,105)        618
Cash dividends paid                                   (18,157)    (15,123)
                                                    ---------   ---------
       Net cash flows from financing activities         5,291      42,849
                                                    ---------   ---------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS    (28,237)       (647)
Cash and due from banks at beginning of period        246,781     207,940
                                                    ---------   ---------
CASH AND DUE FROM BANKS AT END OF PERIOD            $ 218,544   $ 207,293
                                                    =========   =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2002

BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements give retroactive effect to the merger of Promistar Financial Corporation with and into F.N.B. Corporation (the Corporation). The transaction was consummated on January 18, 2002, and has been accounted for as a pooling-of-interests. The accompanying unaudited financial statements are presented as if the merger had been consummated for all the periods presented. The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements for the year ended December 31, 2001 and footnotes thereto included in the Corporation's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 24, 2002.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions that affect the amounts reported in the financial statements. The Corporation cautions that any forward looking statements contained in this report, in a report incorporated by reference in this report or made by management of the Corporation, involve risks and uncertainties and are subject to change based upon various factors. Actual results could differ materially from those expressed or implied.

COMMON STOCK DIVIDEND

      On May 6, 2002, the Corporation declared a 5 percent common stock dividend payable on May 31, 2002. As a result of the stock dividend, the Corporation issued 2,095,789 shares of its common stock. The stock dividend increased additional paid in capital by $66.6 million and decreased retained earnings by $66.6 million.

MERGERS AND ACQUISITIONS

         The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

MERGER AND CONSOLIDATION RELATED EXPENSES

         The Corporation completed its affiliation with Promistar Financial Corporation (Promistar) on January 18, 2002 and merged Promistar's wholly owned subsidiary Promistar Bank into the Corporation's existing subsidiary, First National Bank of Pennsylvania on February 20, 2002. In connection with this transaction, the Corporation incurred pre- tax merger and consolidation expense of $41.4 million. Of the total merger and consolidation expenses, involuntary separation costs associated with terminated employees totaled $6.8 million, early retirement and other employment related expenses totaled $7.8 million, data processing conversion charges totaled $12.2 million, professional services totaled $8.0 million, write-downs of impaired assets totaled $4.2 million and other miscellaneous merger and consolidation expenses totaled $2.4 million. All involuntary separation costs were paid during the first six months of 2002.

         On January 31, 2002, the Corporation completed its affiliation with Central Bank Shares, Inc. (Central), a bank holding company headquartered in Orlando, Florida, with assets of more than $251.4 million. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $47.0 million of goodwill. The Corporation also incurred merger related costs of $413,000 related to its affiliation with Central. These costs related primarily to data processing conversion charges.

LOANS AND THE ALLOWANCE FOR LOAN LOSSES

         Loans are reported at their outstanding principal adjusted for any charge-offs and any deferred fees or costs on originated loans.

         Interest income on loans is accrued on the principal amount outstanding. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management's evaluation of collectibility. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Loan origination fees and related costs are deferred and recognized over the life of the loans as an adjustment of yield.

         The allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, which includes an assessment of past experience, current and anticipated future economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income and recovery of principal on loans previously charged off. Losses of principal and/or residuals are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable.

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

NEW ACCOUNTING STANDARDS

         Financial Accounting Standards Statement (FAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with identifiable useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of the Statement. FAS No. 142 also requires that intangibles with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment in accordance with FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Corporation adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. Application of the non-amortization provisions of the Statement resulted in an increase in net income of

$1.4 million, or $.04 per diluted share, during the first six months of 2002. Diluted earnings per share for the first six months of 2002 was $.33 compared to pro-forma diluted earnings per share for 2001 of $.70. The pro-forma earnings per share gives effect to the non-amortization of goodwill in 2001. The Corporation has completed its transition impairment test and concluded that goodwill is not impaired.

PER SHARE AMOUNTS

         Per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on May 6, 2002.

         Basic earnings per share is calculated by dividing net income, adjusted for declared dividends on preferred stock, by the weighted average number of shares of common stock outstanding.

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

EARNINGS PER SHARE

         The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                   Three Months Ended     Six Months Ended
                                        June 30,               June 30,
                                 ----------------------  ----------------------
                                    2002        2001       2002        2001
                                 ----------  ----------  ----------  ----------
Basic
Net income                       $   23,949  $   16,899  $   15,066  $   28,130
Less:  Preferred stock
  dividends declared                    (64)        (76)       (131)       (153)
                                 ----------  ----------  ----------  ----------
Earnings applicable to
  basic earnings per share       $   23,885  $   16,823  $   14,935  $   27,977
                                 ==========  ==========  ==========  ==========

Average common shares
  outstanding                    43,957,743  41,348,780  43,870,873  41,321,275
                                 ==========  ==========  ==========  ==========

Earnings per share                     $.54        $.41        $.34        $.68
                                       ====        ====        ====        ====

                                   Three Months Ended      Six Months Ended
                                        June 30,                June 30,
                                 ----------------------  ----------------------
                                    2002        2001        2002         2001
                                 ----------  ----------  ----------  ----------
Diluted
Earnings applicable to
  diluted earnings per share     $   23,949  $   16,899  $   15,066  $   28,130
                                 ==========  ==========  ==========  ==========

Average common shares
  outstanding                    43,957,743  41,348,780  43,870,743  41,321,275
Series A convertible
  preferred stock                    16,429      19,583      16,429      19,583
Series B convertible
  preferred stock                   321,372     392,993     332,264     397,511
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                            805,128     674,221     755,659     573,654
                                 ----------  ----------  ----------  ----------
                                 45,100,672  42,435,577  44,975,095  42,312,023
                                 ==========  ==========  ==========  ==========

Earnings per share                     $.53        $.40        $.33        $.66
                                       ====        ====        ====        ====

CASH FLOW INFORMATION

         Following is a summary of supplemental cash flow information (in thousands):

                                                         Six Months Ended
                                                              June 30
                                                     ----------------------
                                                        2002        2001
                                                     ----------  ----------
Cash paid for:
  Interest                                              $78,599    $109,267
  Income taxes                                            5,147       7,859

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans       2,283       1,502
  Loans granted in the sale of other real estate            589         578

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                    Three Months Ended       Six Months Ended
                                         June 30,                June 30,
                                    --------------------  --------------------
                                       2002        2001      2002       2001
                                    ---------   --------  ----------  --------
Net income                          $  23,949   $ 16,899    $ 15,066  $28,130
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains
      (losses) arising
      during the period                 7,957         96       4,386    5,414
  Less:  reclassification
      adjustment for gains
      included in net income             (181)      (308)       (664)    (882)
                                    ---------   --------    --------  -------
Other comprehensive income              7,776       (212)      3,722    4,532
                                    ---------   --------    --------  -------
Comprehensive income                $  31,725   $ 16,687    $ 18,788  $32,662
                                    =========   ========    ========  =======

BUSINESS SEGMENTS

         The Corporation operates in three reportable segments: community banks, insurance agencies and consumer finance. The Corporation's community bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community bank subsidiaries offer various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance agencies are full-service insurance agencies offering all lines of commercial and personal insurance through major carriers. The Corporation's consumer finance subsidiary is primarily involved in making personal installment loans to individuals, and approximately 15 percent of its remaining volume is from the purchase of installment sales finance contracts from retail merchants. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.


At or for the three months         Community   Insurance    Finance       All
  ended June 30, 2002                Banks      Agencies    Company      Other    Consolidated
                                   ----------  ----------  ----------  ---------  ------------
Interest income                    $   99,922   $    28    $  6,939     $  (628)   $  106,261
Interest expense                       34,461        27       1,662         915        37,065
Provision for loan losses               3,248                 1,254                     4,502
Non-interest income                    16,397     7,203         422       6,041        30,063
Non-interest expense                   45,471     5,534       3,105       4,939        59,049
Intangible amortization                   821        57          31          23           932
Income tax expense (benefit)           10,057       641         476        (347)       10,827
Net income (loss)                      22,261       972         833        (117)       23,949
Core operating earnings                22,261       972         833        (117)       23,949
Total assets                        6,586,226    32,058     143,113     (12,165)    6,749,232
Goodwill                               67,782    14,182       1,747                    83,711


At or for the three months         Community   Insurance    Finance       All
  ended June 30, 2001                Banks      Agencies    Company      Other    Consolidated
                                   ----------  ----------  ----------  ---------  ------------

Interest income                    $  106,231    $   44    $  6,948     $  (211)   $  113,012
Interest expense                       49,786        64       2,191          30        52,071
Provision for loan losses               2,340                 1,112                     3,452
Non-interest income                    15,256     6,409         447       2,578        24,690
Non-interest expense                   43,298     5,211       3,016       1,461        52,986
Merger and consolidation
  related expenses                      1,237                             2,037         3,274
Intangible amortization                   678       198          31         192         1,099
Income tax expense                      7,558       444         393        (474)        7,921
Net income (loss)                      16,590       536         652        (879)       16,899
Core operating earnings                17,540       536         652         402        19,130
Total assets                        5,998,214    28,936     145,585      37,563     6,210,298
Goodwill                               16,611    14,517       1,871                    32,999


At or for the six months           Community    Insurance   Finance      All
  ended June 30, 2002                Banks       Agencies   Company     Other   Consolidated
                                   ----------  ----------  ---------  --------  ------------

Interest income                    $  199,381  $    56    $ 13,809    $   (942)  $  212,304
Interest expense                       70,779       55       3,377       1,392       75,603
Provision for loan losses               6,015                2,678                    8,693
Non-interest income                    31,006   15,359         901      10,741       58,007
Non-interest expense                   89,249   11,192       6,201      11,945      118,587
Merger and consolidation
  related expenses                     22,250                  126      19,479       41,855
Intangible amortization                 1,588       73          62          46        1,769
Income tax expense (benefit)           13,166    1,610         833      (6,871)       8,738
Net income (loss)                      27,340    2,485       1,433     (16,192)      15,066
Core operating earnings                43,235    2,485       1,516      (1,438)      45,798
Total assets                        6,586,226   32,058     143,113     (12,165)   6,749,232
Goodwill                               67,782   14,182       1,747                   83,711


At or for the six months           Community    Insurance   Finance      All
  ended June 30, 2001                Banks       Agencies   Company     Other    Consolidated
                                   ----------  ----------  ---------  --------- ------------

Interest income                    $  214,450  $    99    $ 13,871    $   (994) $   227,426
Interest expense                      103,124      147       4,522         (84)     107,709
Provision for loan losses               5,672                2,221                    7,893
Non-interest income                    28,922   13,405         897       4,953       48,177
Non-interest expense                   90,990   10,181       5,948       3,227      110,346
Merger and consolidation
  related expenses                      2,946                            3,859        6,805
Intangible amortization                 1,368      393          64         384        2,209
Income tax expense                     11,984    1,132         755      (1,360)      12,511
Net income (loss)                      27,288    1,651       1,258      (2,067)      28,130
Core operating earnings                31,771    1,651       1,258         479       35,159
Total assets                        5,998,214   28,936     145,585      37,563    6,210,298
Goodwill                               16,611   14,517       1,871                   32,999

* For a description and reconciliation of core operating earnings refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     Independent Accountants' Review Report


The Board of Directors
F.N.B. Corporation

We have reviewed the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, and the consolidated statements of cash flows for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with audited standards generally accepted in the United States, the consolidated balance sheet of F.N.B. Corporation and subsidiaries as of December 31, 2001, and the related statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated May 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ERNST & YOUNG LLP

Birmingham, Alabama
August 7, 2002

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

         Core operating earnings for the first six months of 2002 increased to $45.8 million from $35.2 million for the first six months of 2001. Basic core operating earnings per share were $1.04 and $.85 for the six months ended June 30, 2002 and 2001, respectively, while diluted core operating earnings per share were $1.02 and $.83 for those same periods. Core operating earnings consist of net income adjusted for non- recurring items. Net income was $15.1 million for the first six months of 2002 compared to net income of $28.1 million for the first six months of 2001. Diluted earnings per share were $.33 and $.66 for those same periods, respectively.

         The following consists of a reconciliation of net income to core operating earnings (in thousands):

                              Three Months Ended       Six Months Ended
                                   June 30,                  June 30,
                            ----------------------  ----------------------
                               2002        2001        2002        2001
                            ----------  ----------  ----------  ----------
Net income                  $   23,949  $   16,899  $   15,066  $   28,130
Merger and consolidation
  related expenses, net of
  income taxes                               2,231      30,212       4,572
Other non-recurring items,
  net of income taxes                                      520       2,457
                            ----------  ----------  ----------  ----------
Core operating earnings     $   23,949  $   19,130  $   45,798  $   35,159
                            ==========  ==========  ==========  ==========


      Highlights for the first six months of 2002 include:

        o A return on average assets of 1.38% and a return on average equity of 16.21%, both based on core operating earnings.

        o An increase of 25.4% or $9.9 million in fee income, which consists of service charges, insurance premiums, commissions and trust income.

        o A 3.9% increase in average net interest earning assets and an increase in the net interest margin to 4.69% compared to 4.36% during the second quarter of 2001.

        o Continued strong asset quality as non-performing assets as a percentage of total assets decreased to .53%.

        o Completion of affiliation with Promistar Financial Corporation on January 18, 2002.

        o Completion of affiliation with Central Bank Shares, Inc. on January 31, 2002.

FIRST SIX MONTHS OF 2002 AS COMPARED TO FIRST SIX MONTHS OF 2001:

        The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Six Months Ended June 30                   2002                          2001
                              -----------------------------  ----------------------------
                               Average              Yield/    Average              Yield/
                               Balance    Interest   Rate     Balance    Interest   Rate
                              ----------  --------  ------   ----------  --------  ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks                   $    7,665  $     77   2.01%   $    4,742  $     81  3.42%
Federal funds sold               131,966     1,177   1.78       148,572     3,638  4.90
Securities:
 Taxable                         734,560    21,028   5.77       769,229    23,801  6.24
 Non-taxable (1)                 195,920     6,349   6.48       158,772     5,637  7.10
Loans (1) (2)                  4,935,971   186,565   7.62     4,606,780   197,479  8.64
                              ----------  --------           ----------  --------
  Total interest
   earning assets              6,006,082   215,196   7.22     5,688,095   230,636  8.18
                              ----------  --------           ----------  --------
Cash and due from banks          196,662                        175,392
Allowance for loan losses        (67,421)                       (57,704)
Premises and equipment           154,338                        139,934
Other assets                     384,986                        234,671
                              ----------                     ----------
                              $6,674,647                     $6,180,388
                              ==========                     ==========

Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand      $1,023,549  $  4,608   0.91    $  815,349  $  8,304  2.05
 Savings                       1,062,197     7,838   1.49     1,032,729    12,947  2.53
 Other time                    2,317,730    47,845   4.16     2,372,744    69,397  5.90
Short-term borrowings            400,097     5,717   2.88       326,229     8,729  5.40
Long-term debt                   339,783     9,595   5.65       310,987     8,332  5.36
                              ----------  --------           ----------  --------
  Total interest
   bearing liabilities         5,143,356    75,603   2.96     4,858,038   107,709  4.47
                              ----------  --------           ----------  --------
Non-interest bearing,
 demand deposits                 861,571                        716,287
Other liabilities                 99,869                         94,969
                              ----------                     ----------
                               6,104,796                      5,669,294
                              ----------                     ----------

Stockholders' equity             569,851                        511,094
                              ----------                     ----------
                              $6,674,647                     $6,180,388
                              ==========                     ==========

Net interest earning assets   $  862,726                     $  830,057
                              ==========                     ==========

Net interest income                       $ 139,593                      $122,927
                                          =========                      ========

Net interest spread                                  4.26%                         3.71%
                                                     =====                         =====

Net interest margin (3)                              4.69%                         4.36%
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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the six months ended June 30, 2002, net interest income, on a fully taxable equivalent basis, totaled $139.6 million, as compared to $122.9 million for the six months ended June 30, 2002. Net interest income consisted of interest income of $215.2 million and interest expense of $75.6 million for the first six months of 2002 compared to $230.6 million and $107.7 million for each, respectively, for the first six months of 2001. The yield on interest earning assets decreased by 96 basis points and the rate paid on interest bearing liabilities decreased by 151 basis points. Net interest margin increased from 4.36% at June 30, 2001 to 4.69% at June 30, 2002. Although the net interest margin has increased over the same period last year, there is a possibility that margin compression could arise, as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 (in thousands):

                                      Volume         Rate           Net
                                      -------       -------       -------
Interest Income
Interest bearing deposits with banks  $   (12)      $     8       $    (4)
Federal funds sold                       (367)       (2,094)       (2,461)
Securities:
  Taxable                              (1,038)       (1,735)       (2,773)
  Non-taxable                           1,136          (424)          712
Loans                                  16,737       (27,651)      (10,914)
                                      -------       -------       -------
                                       16,456       (31,896)      (15,440)
                                      -------       -------       -------
Interest Expense
Deposits:
  Interest bearing demand               3,138        (6,834)       (3,696)
  Savings                                 381        (5,490)       (5,109)
  Other time                           (1,571)      (19,981)      (21,552)
Short-term borrowings                   2,839        (5,851)       (3,012)
Long-term debt                            797           466         1,263
                                      -------       -------       -------
                                        5,584       (37,690)      (32,106)
                                      -------       -------       -------
Net Change                            $10,872       $ 5,794       $16,666
                                      =======       =======       =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, decreased 5.5% from $197.5 million for the six months ended June 30, 2001 to $186.6 million for the six months ended June 30, 2002. This decrease was solely related to yield as the Corporation experienced favorable loan volumes as average loans increased by $329.2 million.

         Interest expense on deposits decreased $30.4 million or 33.5% for the six months ended June 30, 2002, compared to the same period of 2001, despite an increase in average interest bearing deposits of 4.3% over this same period. The average balances in interest bearing demand deposits and savings deposits increased by $208.2 million and $29.5 million, respectively, while the average balance in time deposits decreased by $55.0 million. The Corporation continued to successfully generate non-interest bearing deposits as such deposits increased by $145.3 million or 20.3% from June 30, 2001 to June 30, 2002. The average balance in short-term borrowings increased by $73.9 million as average repurchase agreements increased $36.2 million and average short-term subordinated notes increased $31.4 million during the second quarter of 2002. Interest expense on long-term debt increased $1.3 million from June 30, 2001 as average long-term debt increased $28.8 million.

         The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses was $8.7 million for the first six months of 2002, as compared to $7.9 million for the first six months of 2001. The allowance for loan losses as a percentage of total loans was 1.33% at June 30, 2002 and 1.24% at June 30, 2001.

         Non-interest income increased 20.4% from $48.2 million during the first six months of 2001 to $58.0 million during the first six months of 2002. This increase was primarily attributable to the Corporation's continued transformation to a diversified financial services company. The Corporation has dedicated significant resources to expanding traditional banking services and generating insurance commissions and fees, investment service charges and trust fees. Insurance premiums, commissions and fees, service charges and trust income increased $9.9 million or 25.4% compared with the first six months of 2001. These higher levels of fee income are attributable to growth in insurance, expanded banking services and the Corporation's continued focus on providing a wide array of wealth management services, such as annuities, mutual funds and trust services. Other non-interest income increased by $1.5 million as the Corporation increased its investment in Bank Owned Life Insurance by $50.0 million. This increase was partially offset by decreases of $1.0 million in gains on sale of securities and $912,000 in gains on sale of loans.

         Total non-interest expenses increased $42.9 million from $119.4 million during the first six months of 2001 to $162.2 million during the first six months of 2002. This increase was primarily attributable to non-recurring items. The Corporation recognized pre-tax merger and consolidation related or other non-recurring charges of $42.7 million during the first six months of 2002, compared to pre-tax merger and consolidation related and other non-recurring charges of $10.8 million for the same period of 2001. Excluding these items, non-interest expenses totaled $119.6 million for the first six months of 2002 and $108.6 million for the first six months of 2001. This increase of 10.0% includes the additional operating costs reflected in 2002 related to the purchase acquisition of FNH Corporation in August of 2001 and Central Bank Shares, Inc. in January of 2002.

         The Corporation's income tax was $8.7 million for the first six months of 2002 compared to expense of $12.5 million for the same period of 2001. The effective tax rate of 36.7% for the six months ended June 30, 2002 was higher than the 35.0% federal statutory tax rate due to a higher level of non-deductible merger expenses incurred in 2002.

SECOND QUARTER OF 2002 AS COMPARED TO SECOND QUARTER OF 2001

         During the second quarter of 2002, net interest income increased $8.3 million, or 13.5%, over the second quarter of 2001. Total interest income decreased $6.8 million, or 6.0%, primarily the result of a decrease in interest income on loans of $4.3 million. Total interest expense decreased $15.0 million, or 28.8%, primarily due to a decrease of $14.6 million in interest expense on deposits, despite an increase in the average balance of deposits.

         The provision for loan losses totaled $4.5 million for the second quarter of 2002, as compared to $3.5 million for the second quarter of 2001.

         Non-interest income increased 21.8% during the second quarter of 2002 compared to the same period of 2001, primarily due to a $5.1 million or 25.7% increase in insurance premiums, commissions and fees, service charges and trust income. These higher levels of fee income are attributable to growth in insurance, increases in deposits and the Corporation's continued expansion into annuity and mutual fund sales and trust services. Continued expansion of insurance commissions is dependent on insurance carriers continuing to offer workmen's compensation coverage in our market areas. Gains on the sale of loans and securities decreased $754,000 during this same period.

         Non-interest expenses increased by $2.6 million or 4.6% during the second quarter of 2002, compared to the second quarter of 2001. Salaries and employee benefits increased by $4.2 million during the second quarter of 2002, as compared to the second quarter of 2001, due to normal annual salary adjustments, business expansion, and the purchase of FNH Corporation and Central Bank Shares, Inc. During the second quarter of 2001, the Corporation incurred merger and consolidation related expenses of $3.3 million.

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

         Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. Liquidity sources from liabilities are generated primarily through growth in core deposits, and to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliates have the ability to borrow funds from the Federal Home Loan Bank (FHLB). FHLB advances are a competitively priced and reliable source of funds. The Corporation has significant FHLB borrowing capacity available for both general and contingency funding purposes. As of June 30, 2002, outstanding advances were $304.1 million, or 4.5% of total assets while FHLB availability was $1.3 billion, or 19.0% of total assets. The Corporation anticipates funding earning assets through the utilization of FHLB advances.

         The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks totaling $90.0 million, of which $15.0 million was used as of June 30, 2002. The Corporation also issues subordinated debt on a regular basis and has access to the Federal Reserve Bank as well as access to the capital markets.

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

         The gap analysis below measures the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was 1.11 at June 30, 2002, as compared to 1.05 at June 30, 2001. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, assuming the current interest rate environment.

         Following is the gap analysis as of June 30, 2002 (in thousands):

                                         Within       4-12         1-5         Over
                                        3 Months     Months       Years       5 years      Total
                                       ----------  ----------  ----------  -----------  ----------
Interest Earning Assets
Interest bearing deposits
  with banks                           $    2,276  $      200                           $    2,476
Federal funds sold                         21,599                                           21,599
Securities                                 57,618     227,546  $  428,061  $   197,520     910,745
Loans, net of unearned                  1,455,880   1,086,738   2,107,719      445,939   5,096,276
                                       ----------  ----------  ----------  -----------  ----------
                                        1,537,373   1,314,484   2,535,780      643,459   6,031,096
Other assets                                                                   718,136     718,136
                                       ----------  ----------  ----------  -----------  ----------
                                       $1,537,373  $1,314,484  $2,535,780  $ 1,361,595  $6,749,232
                                       ==========  ==========  ==========  ===========  ==========

Interest Bearing Liabilities
Deposits:
  Interest checking                    $  237,183                          $   834,054  $1,071,237
  Savings                                 408,598                              686,448   1,095,046
  Time deposits                           535,785  $1,040,190  $  677,663        4,338   2,257,976
Borrowings                                304,805      43,591      43,251      348,185     739,832
                                       ----------  ----------  ----------  -----------  ----------
                                        1,486,371   1,083,781     720,914    1,873,025   5,164,091
Other liabilities                                                            1,014,207   1,014,207
Stockholders' equity                                                           570,934     570,934
                                       ----------  ----------  ----------  -----------  ----------
                                       $1,486,371  $1,083,781  $  720,914  $ 3,458,166  $6,749,232
                                       ==========  ==========  ==========  ===========  ==========

Period Gap                             $   51,002  $  230,703  $1,814,866  $(2,096,571)
                                       ==========  ==========  ==========  ===========

Cumulative Gap                         $   51,002  $  281,705  $2,096,571
                                       ==========  ==========  ==========

Cumulative Gap as a Percent
  of Total Assets                            0.76%      4.17%       31.06%
                                       ==========  ==========  ==========

Rate Sensitive Assets/Rate Sensitive
  Liabilities (Cumulative)                   1.03       1.11         1.64        1.17
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

                                                     JUNE 30,
                                              --------------------
                                                2002        2001
                                              --------    --------
Net interest income change (12 months):
  - 100 basis points                              0.3 %     (1.2)%
  + 200 basis points                              1.3 %     (0.3)%

Economic value of equity:
  - 100 basis points                             (3.9)%     (2.9)%
  + 200 basis points                              1.0 %     (2.7)%

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

CAPITAL RESOURCES

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. The Corporation has an effective $200.0 million shelf registration with the Securities and Exchange Commission. The Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or trust preferred securities in one or more offerings up to a total dollar amount of $200.0 million. Capital management is a continuous process. Both the Corporation and its banking affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. (See the "Regulatory Matters" section of this report).

LOANS

         Following is a summary of loans (dollars in thousands):

                                           JUNE 30,     DECEMBER 31,
                                             2002           2001
                                         ------------   ------------
Real estate:
  Residential                              $1,869,955     $1,777,403
  Commercial                                1,328,798      1,282,944
  Construction                                281,850        227,868
Installment loans to individuals              817,970        774,932
Commercial, financial and agricultural        743,530        672,639
Lease financing                                94,950        128,712
Unearned income                               (43,637)       (50,063)
                                           ----------     ----------
                                           $5,093,416     $4,814,435
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

         Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate. Other real estate owned includes a $1.0 million property which is subject to litigation. Should the outcome be adverse, the value of the property will be impaired.

         Following is a summary of non-performing assets (dollars in thousands):

                                                JUNE 30,   DECEMBER 31,
                                                 2002          2001
                                              -----------  ------------
Non-performing assets:
  Non-accrual loans                               $20,982       $21,350
  Restructured loans                                6,168         5,578
                                                  -------       -------
    Total non-performing loans                     27,150        26,928
  Other real estate owned                           5,192         4,375
                                                  -------       -------
    Total non-performing assets                   $32,342       $31,303
                                                  =======       =======

Asset quality ratios:
  Non-performing loans as percent of total loans      .53%          .56%
  Non-performing assets as percent of total assets    .48%          .48%

CRITICAL ACCOUNTING POLICIES

      The Corporation's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting Policies" in the Corporation's 2001 Annual Report on Form 8-K filed on July 24, 2002 with the Securities and Exchange Commission. The Corporation considers its policy on the accounting for the allowance for loan losses to be a critical accounting policy. This policy requires the use of estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Corporation's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Corporation's future financial condition and results of operations.

ALLOWANCE FOR LOAN LOSSES

         Management's analysis of the allowance for loan losses includes the evaluation of the loan portfolio based upon the Corporation's internal loan grading system, evaluation of portfolio industry concentrations and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors used in the internal loan grading system include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position and residual value of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. Management also assesses historical loss on the remaining portfolio segments in conjunction with the current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration, portfolio growth, concentrations of credit risk and other factors, including regulatory guidance in determining the adequacy of the allowance. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the adequacy of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.

         Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                        Three Months Ended     Six Months Ended
                                             June 30,             June 30,
                                        -------------------  -------------------
                                          2002      2001       2002      2001
                                        --------  --------   --------  --------
Balance at beginning of period          $ 66,281  $ 57,920    $65,059   $57,124
Addition from acquisition                                       1,389

Charge-offs                               (5,010)   (5,105)   (10,267)   (9,409)
Recoveries                                 2,026       683      2,925     1,342
                                        --------  --------    -------   -------
  Net charge-offs                         (2,984)   (4,422)    (7,342)   (8,067)
Provision for loan losses                  4,502     3,452      8,693     7,893
                                        --------  --------    -------   -------
Balance at end of period                $ 67,799  $ 56,950    $67,799   $56,950
                                        ========  ========    =======   =======

Allowance for loan losses to:
  Total loans, net of unearned income                            1.33%     1.24%
  Non-performing loans                                         249.72%   224.14%

REGULATORY MATTERS

         Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

         As of March 31, 2002, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of June 30, 2002, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of June 30, 2002 for the Corporation (dollars in thousands):

                                                 Well Capitalized    Minimum Capital
                                  Actual           Requirements        Requirements
                             -----------------   -----------------   -----------------
                               Amount   Ratio      Amount   Ratio      Amount   Ratio
                             --------- -------   --------- -------   --------- -------
Total Capital                 $519,886   10.4%    $502,197   10.0%    $401,757    8.0%
  (to risk-weighted assets)
Tier 1 Capital                 455,079    9.1%     301,318    6.0%     200,879    4.0%
  (to risk-weighted assets)
Tier 1 Capital                 455,079    6.9%     330,809    5.0%     246,647    4.0%
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

PART II

Item 1.           Legal Proceedings

         During the first quarter of 2001, the Corporation established a legal reserve of approximately $4.0 million associated with individual retirement accounts at one of its banking subsidiaries. Various cases have been filed in the 20th Judicial Circuit and for Lee County, Florida, naming the subsidiary of the Corporation as a co-defendant. The plaintiffs alleged that a third-party independent administrator misappropriated funds from their individual retirement accounts held with the banking subsidiary. As of July 31, 2002, the Corporation has settled all of the asserted claims except one, at an aggregate cost to the Corporation of $2.6 million. The Corporation believes the remaining reserve will be sufficient for all costs associated with the litigation, including all unasserted claims, settlements and adverse judgements.

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

         Not applicable

Item 3.           Defaults Upon Senior Securities

         Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders

         The Annual Meeting of shareholders of F.N.B. Corporation was held May 6, 2002. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.

         All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:

                                        Votes             Votes
                                        "For"            Withheld
                                     ------------     -------------
         G. Scott Baton                27,855,658           318,810
         Alan C. Bomstein              27,852,696           321,771
         James S. Lindsay              27,871,712           302,756
         Edward J. Mace                27,876,214           298,254
         Peter Mortensen               27,740,535           433,933
         Harry F. Radcliffe            27,843,179           331,289
         Gary L. Tice                  27,783,840           390,627
         Earl K. Wahl, Jr.             27,857,695           316,772

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

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  10.1 Employment Agreement between F.N.B. Corporation and Thomas E. Fahey. (filed herewith).

                  15    Letter Re: Unaudited Interim Financial Information

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  A report on Form 8-K, dated July 24, 2002, was filed by the Corporation. The Form 8-K included Audited Consolidated Financial Statements for the three years ended December 31, 2001, 2000, and 1999 with Report of Independent Auditors and Management's Discussion and Analysis giving effect to the merger of the Corporation and Promistar Financial Corporation on a pooling-of- interests basis.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  F.N.B. Corporation
                                  ------------------------------------------
                                  (Registrant)



Dated: August 14, 2002            /s/Gary L. Tice
       -----------------------    -------------------------------------------
                                  Gary L. Tice
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


Dated: August 14, 2002            /s/Thomas E. Fahey
       -----------------------    -------------------------------------------
                                  Thomas E. Fahey
                                  Executive Vice President and
                                  Chief Financial Officer
                                  (Principal Financial Officer)