Form 10-Q
period 2002-09-30
FNB CORP/FL/
filed 2002-11-14
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
            ---------------------------------------------------------
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  ----------
Commission file number  0-8144
                        --------------------------------------------

                               F.N.B. CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                              25-1255406
---------------------------------------    ----------------------------
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
Yes        No
   ---       ----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                         Outstanding at October 31,2002
   -----                                         ------------------------------

Common Stock, $0.01 Par Value                          43,718,671 Shares
-----------------------------                          -----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 2002
INDEX

PART I -  FINANCIAL INFORMATION                                            PAGE

Item 1.   Financial Statements
                Consolidated Balance Sheets                                   2
                Consolidated Statements of Income                             3
                Consolidated Statements of Cash Flows                         4
                Notes to Consolidated Financial Statements                    5
                Independent Accountants' Review Report                       12

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         13

Item 3.   Quantitative and Qualitative Disclosure of Market Risk             22

Item 4.   Controls and Procedures                                            22

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  23

Item 2.   Changes in Securities                                              23

Item 3.   Defaults Upon Senior Securities                                    23

Item 4.   Submission of Matters to a Vote of Security Holders                23

Item 5.   Other Information                                                  23

Item 6.   Exhibits and Reports on Form 8-K                                   24

Signatures                                                                   25

Certifications                                                               26

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par values
Unaudited
                                                    SEPTEMBER 30,   DECEMBER 31,
                                                        2002            2001
                                                    ------------   ------------
ASSETS
Cash and due from banks                               $  242,737   $  246,781
Interest bearing deposits with banks                       5,541        3,712
Federal funds sold                                         4,562       88,260
Mortgage loans held for sale                               8,009        1,323
Securities available for sale                            955,084      902,970
Securities held to maturity (fair
  value of $44,595 and $51,770)                           49,755       51,368
Loans, net of unearned income of $41,181
  and $50,063                                          5,201,140    4,814,435
Allowance for loan losses                                (68,365)     (65,059)
                                                      ----------   ----------
    NET LOANS                                          5,132,775    4,749,376
                                                      ----------   ----------

Premises and equipment                                   166,041      149,518
Goodwill                                                  81,486       40,479
Other assets                                             335,406      254,596
                                                      ----------   ----------
    TOTAL ASSETS                                      $6,981,396   $6,488,383
                                                      ==========   ==========

LIABILITIES
Deposits:
  Non-interest bearing                                $  899,962   $  798,960
  Interest bearing                                     4,449,347    4,300,116
                                                      ----------   ----------
    TOTAL DEPOSITS                                     5,349,309    5,099,076

Other liabilities                                        105,803       98,722
Short-term borrowings                                    476,526      375,754
Long-term debt                                           466,108      342,424
                                                      ----------   ----------
    TOTAL LIABILITIES                                  6,397,746    5,915,976
                                                      ----------   ----------

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 20,000,000 shares
  Issued - 124,025 and 147,033 shares
  Aggregate liquidation value - $3,101
     and $3,676                                                1            1
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 44,173,520 and 41,781,837 shares                  442          418
Additional paid-in capital                               517,179      444,549
Retained earnings                                         59,342      119,256
Accumulated other comprehensive income                    18,353        9,845
Treasury stock - 398,190 and
     63,178 shares at cost                               (11,667)      (1,662)
                                                      ----------   ----------
    TOTAL STOCKHOLDERS' EQUITY                           583,650      572,407
                                                      ----------   ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $6,981,396   $6,488,383
                                                      ==========   ==========

Note: The Balance Sheet at December 31, 2001 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data
Unaudited

                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                  September 30,                 September 30,
                                ------------------         ---------------------
                                   2002       2001           2002        2001
                                ---------   --------       --------   ----------
INTEREST INCOME
Loans, including fees            $ 94,710   $ 96,944       $280,432   $293,057
Securities:
  Taxable                          10,136     11,818         30,332     34,409
  Nontaxable                        2,026      1,997          6,051      5,454
  Dividends                           580        603          1,688      2,149
Other                                 144      1,187          1,397      4,906
                                 --------   --------       --------   --------
    TOTAL INTEREST INCOME         107,596    112,549        319,900    339,975
                                 --------   --------       --------   --------

INTEREST EXPENSE
Deposits                           27,803     40,631         88,094    131,279
Short-term borrowings               2,593      3,305          8,310     11,158
Long-term debt                      5,196      5,224         14,791     14,432
                                 --------   --------       --------   --------
    TOTAL INTEREST EXPENSE         35,592     49,160        111,195    156,869
                                 --------   --------       --------   --------
    NET INTEREST INCOME            72,004     63,389        208,705    183,106
Provision for loan losses           4,835      4,097         13,528     11,990
                                 --------   --------       --------   --------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES    67,169     59,292        195,177    171,116
                                 --------   --------       --------   --------

NON-INTEREST INCOME
Insurance premiums, commissions
  and fees                          9,801      8,812         31,869     25,868
Service charges                    12,178      9,860         34,463     27,224
Trust                               2,323      2,396          7,062      7,133
Gain on sale of securities          1,001         90          1,641      1,758
Gain on sale of loans               1,336      1,404          3,691      4,671
Other                               3,448      2,653          9,368      6,738
                                 --------   --------       --------   --------
    TOTAL NON-INTEREST INCOME      30,087     25,215         88,094     73,392
                                 --------   --------       --------   --------
                                   97,256     84,507        283,271    244,508
                                 --------   --------       --------   --------
NON-INTEREST EXPENSES
Salaries and employee benefits     34,181     29,540        100,334     87,385
Net occupancy                       4,470      4,267         13,267     12,374
Equipment                           5,662      4,760         15,680     14,243
Merger and consolidation related               1,077         41,855      7,882
Other                              17,926     16,434         53,314     53,554
                                 --------   --------       --------   --------
    TOTAL NON-INTEREST EXPENSES    62,239     56,078        224,450    175,438
                                 --------   --------       --------   --------
    INCOME BEFORE INCOME TAXES     35,017     28,429         58,821     69,070
Income taxes                       10,886      9,039         19,624     21,550
                                 --------   --------       --------   --------
    NET INCOME                   $ 24,131   $ 19,390       $ 39,197   $ 47,520
                                 ========   ========       ========   ========

NET INCOME PER COMMON SHARE: *
  Basic                              $.55       $.45           $.89      $1.13
                                     ====       ====           ====      =====
  Diluted                            $.54       $.44           $.87      $1.11
                                     ====       ====           ====      =====

CASH DIVIDENDS PER COMMON SHARE*     $.22       $.19           $.63      $ .52
                                     ====       ====           ====      =====

* Restated to reflect a 5 percent stock dividend declared on May 6, 2002.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands
Unaudited
                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      -------------------------
                                                           2002       2001
                                                        ---------  ---------
OPERATING ACTIVITIES
Net income                                              $  39,197  $  47,520
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                          14,596     13,874
    Provision for loan losses                              13,528     11,990
    Deferred taxes                                        (11,255)    (4,611)
    Net gain on sale of securities                         (1,641)    (1,758)
    Net gain on sale of loans                              (3,691)    (4,671)
    Proceeds from sale of loans                            15,477     37,529
    Loans originated for sale                             (18,472)   (21,392)
    Net change in:
      Interest receivable                                     813      1,745
      Interest payable                                     (2,976)    (2,060)
    Other, net                                            (15,477)   (35,415)
                                                        ---------- ----------
      Net cash flows from operating activities             30,099     42,751
                                                        ---------- ----------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                     (1,829)    (6,698)
  Federal funds sold                                      115,458     61,328
  Loans                                                  (289,659)   (49,999)
Securities available for sale:
  Purchases                                              (387,300)  (414,672)
  Sales                                                   213,366    140,240
  Maturities                                              229,514    240,589
Securities held to maturity:
  Purchases                                                (6,018)   (10,927)
  Maturities                                                7,643     40,305
Increase in premises and equipment                        (27,705)   (11,992)
Increase in intangibles                                   (47,730)   (15,830)
Net cash (paid) received for mergers and acquisitions     (50,761)    20,738
                                                        ---------  ---------
      Net cash flows from investing activities           (245,021)    (6,918)
                                                        ---------  ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW          183,177   (108,328)
  Time deposits                                          (135,178)     6,027
  Short-term borrowings                                    75,657     31,699
Increase in long-term debt                                137,633     76,843
Decrease in long-term debt                                (13,949)   (21,432)
Net acquisition of treasury stock                          (8,630)      (227)
Cash dividends paid                                       (27,832)   (23,464)
                                                        ---------  ---------
       Net cash flows from financing activities           210,878    (38,882)
                                                        ---------- ----------

NET DECREASE IN CASH AND DUE FROM BANKS                    (4,044)    (3,049)
Cash and due from banks at beginning of period            246,781    207,940
                                                        ---------  ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                $ 242,737  $ 204,891
                                                        =========  =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2002

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

MERGER AND CONSOLIDATION RELATED EXPENSES

         The Corporation completed its affiliation with Promistar Financial Corporation (Promistar) on January 18, 2002 and merged Promistar's wholly owned subsidiary Promistar Bank into the Corporation's existing subsidiary, First National Bank of Pennsylvania on February 20, 2002. In connection with this transaction, the Corporation incurred pre- tax merger and consolidation expense of $41.4 million. Of the total merger and consolidation expenses, involuntary separation costs associated with terminated employees totaled $6.8 million, early retirement and other employment related expenses totaled $7.8 million, data processing conversion charges totaled $12.2 million, professional services totaled $8.0 million, write-downs of impaired assets totaled $4.2 million and other miscellaneous merger and consolidation expenses totaled $2.4 million. As of September 30, 2002, $1.2 million in merger and consolidation expenses remained to be paid. All involuntary separation costs were paid during the first six months of 2002.

         On January 31, 2002, the Corporation completed its affiliation with Central Bank Shares, Inc. (Central), a bank holding company headquartered in Orlando, Florida, with assets of $251.4 million. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $47.0 million of goodwill. The Corporation also incurred merger related costs of $413,000 related to its affiliation with Central. These costs related primarily to data processing conversion charges.

     On August 23, 2002, the Corporation announced plans to consolidate its community banking affiliate Metropolitan National Bank into First National Bank of Pennsylvania. The Corporation anticipates incurring approximately $550,000 in consolidation costs during the fourth quarter associated with the transactions.

RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform with current year presentation. The reclassification had no impact on total assets, liabilities, stockholders' equity, net income or cash flows.

NEW ACCOUNTING STANDARDS

     Financial Accounting Standards Statement (FAS) No. 142, "Goodwill and Other Intangible Assets," requires that goodwill and intangible assets with identifiable useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of the Statement. FAS No. 142 also requires that intangibles with definite useful lives be amortized over their respective estimated useful lives to the estimated residual values, and be reviewed for impairment in accordance with FAS No. 144. The Corporation adopted the new rules on accounting for goodwill and other intangible assets in the first quarter of 2002. The Corporation has completed its transition impairment test and concluded that goodwill is not impaired.

A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization net of the related tax effect follows:

(In thousands, except per share amounts)

                          Three          Nine
                          Months        Months
                          Ended         Ended
                       September 30,  September 30,     Year Ended December 31,

                           2001          2001         2001     2000      1999
                        ---------      --------     -------   --------  --------

Net Income              $ 19,390       $ 47,520     $52,985   $ 61,908  $ 61,145

Add: Goodwill
     Amortization
       Net of Tax            521          1,569       2,353      1,815     1,772
                        ---------     ---------     -------   --------  --------
Adjusted Net Income       19,911         49,089      55,338     63,723    62,917
                        =========     =========     =======   ========  ========

Basic Earnings Per Common Share:

Net Income                 $    .45  $   1.13      $   1.25   $  1.44     $ 1.42

Add: Goodwill Amortization
      Net of Tax                .01       .04           .06       .04        .04
                           --------  --------      --------   -------     ------
Adjusted Net Income             .46      1.17          1.31      1.48       1.46
                           ========  ========      ========   =======     ======


Diluted Earnings Per Common Share:

Net Income                   $  .44  $   1.11       $  1.23   $  1.42     $ 1.39

Add: Goodwill Amortization
      Net of Tax                .01       .04           .05       .04        .04
                             ------  --------       -------   -------     ------
Adjusted Net Income             .45      1.15          1.28      1.46       1.43
                             ======  ========       =======   =======     ======


         The FASB's Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets (FAS 144), became effective for the Corporation on January 1, 2002. The adoption of this standard had no impact on the Corporation's results of operations or financial condition.

     In October 2002, the FASB issued FASB Statement No. 147, "Acquisitions of Certain Financial Institutions" (FAS 147). The provisions of Statement 147 are effective October 1, 2002. FAS 147 provides guidance on the accounting for the acquisition of a financial institution, which had previously been addressed in FASB Statement No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." In addition, FAS 147 amends the scope of FAS 144 to include long-term customer-relationship intangible assets of financial institutions. The Corporation is evaluating the impact of the adoption of FAS 147. The adoption of this standard is not anticipated to have a material impact on the Corporation's results of operations or financial condition.


EARNINGS PER SHARE

         Basic earnings per share is calculated by dividing net income, adjusted for declared dividends on preferred stock, by the weighted average number of shares of common stock outstanding.

         Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the year and the exercise of stock options and warrants. Such adjustments to net income and the weighted average number of shares of common stock are made only when such adjustments dilute earnings per share.

         The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                ----------------------   ----------------------
                                   2002        2001        2002        2001
                                ----------  ----------   ----------  ----------
Basic
Net income                      $   24,131   $   19,390  $   39,197  $   47,520
Less:  Preferred stock
  dividends declared                   (60)         (72)       (191)       (225)
                                ----------   ----------  ----------  ----------
Earnings applicable to
  basic earnings per share      $   24,071   $   19,318  $   39,006  $   47,295
                                ==========   ==========  ==========  ==========

Average common shares
  outstanding                   43,804,464   42,599,903  43,867,205  41,755,054
                                ==========   ==========  ==========  ==========

Earnings per share                    $.55         $.45         $.89      $1.13
                                      ====         ====         ====      =====

                                  Three Months Ended        Nine Months Ended
                                     September 30,            September 30,
                                ----------------------    ----------------------
                                   2002        2001         2002         2001
                                ----------  ----------    ---------  -----------
Diluted
Earnings applicable to
  diluted earnings per share    $   24,131   $   19,390  $   39,197  $   47,520
                                ==========   ==========  ==========  ==========

Average common shares
   outstanding                  43,804,464   42,599,903  43,867,205  41,755,054
Series A convertible
  preferred stock                   16,260       19,518      16,260      19,518
Series B convertible
  preferred stock                  299,046      371,330     321,070     388,688
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                           638,988      728,219     714,195     631,971
                                ----------   ----------  ----------  ----------
                                44,758,758   43,718,970  44,918,730  42,795,231
                                ==========   ==========  ==========  ==========
Earnings per share                    $.54         $.44        $.87       $1.11
                                      ====         ====        ====       =====



CASH FLOW INFORMATION

         Following is a summary of supplemental cash flow information (in thousands):

                                                             Nine Months Ended
                                                               September 30
                                                             2002         2001
                                                           --------     --------
Cash paid for:
  Interest                                                 $114,171     $158,929
  Income taxes                                               15,290       20,474

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans           2,309        2,538
  Loans granted in the sale of other real estate                631        2,864

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                     Three Months Ended       Nine Months Ended
                                        September 30,           September 30,
                                     --------------------  ---------------------
                                        2002         2001     2002         2001
                                     ---------    --------  --------    --------
Net income                           $  24,131   $ 19,390   $ 39,197    $47,520
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains
      (losses) arising
      during the period                  5,777     10,695     10,739     16,078
  Less:  reclassification
      adjustment for gains
      included in net income              (991)      (285)    (2,231)    (1,136)
                                     ---------   --------   --------    -------
Other comprehensive income               4,786     10,410      8,508     14,942
                                     ---------   --------   --------    -------
Comprehensive income                 $  28,917   $ 29,800   $ 47,705    $62,462
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




At or for the nine months           Community           Insurance          Finance            All
  ended September 30, 2002           Banks               Agencies          Company           Other           Consolidated
                                    ----------          ----------        ----------       ---------         ------------

Interest income                      $  300,612         $   131           $ 20,748         $(1,591)          $  319,900
Interest expense                        104,486              78              5,012           1,619              111,195
Provision for loan losses                 9,596                              3,932                               13,528
Non-interest income                      48,102          21,908              1,306          16,778               88,094
Non-interest expense                    135,712          16,690              9,252          18,219              179,873
Merger and consolidation
   related expenses                      22,250                                126          19,479               41,855
Intangible amortization                   2,409             151                 93              69                2,722
Income tax expense (benefit)             23,792           2,035              1,323          (7,526)              19,624
Net income (loss)                        50,470           3,084              2,315         (16,672)              39,197
Core operating earnings                  66,365           3,084              2,397          (1,917)              69,929
Total assets                          6,787,065          31,242            142,061          21,028            6,981,396
Goodwill                                 67,710          12,060              1,716                               81,486


At or for the nine months           Community           Insurance          Finance            All
  ended September 30, 2001           Banks               Agencies          Company           Other           Consolidated
                                    ---------          ----------        ----------       ---------         ------------

Interest income                      $  320,205         $  155            $ 20,713         $ (1,098)         $  339,975
Interest expense                        150,052            207               6,485              125             156,869
Provision for loan losses                 8,657                              3,333                               11,990
Non-interest income                      44,946         19,993               1,314            7,139              73,392
Non-interest expense                    134,536         15,441               8,960            5,234             164,171
Merger and consolidation
  related expenses                        4,374                                               3,508               7,882
Intangible amortization                   2,128            586                  95              576               3,385
Income tax expense (credit)              20,419          1,634               1,173           (1,676)             21,550
Net income (loss)                        44,985          2,280               1,981           (1,726)             47,520
Core operating earnings                  49,486          2,280               1,981            1,655              55,402
Total assets                          6,241,360         29,146             142,691           53,724           6,466,921
Goodwill                                 21,224         12,190               1,840                               35,254

* For a description and reconciliation of core operating earnings refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.




At or for the three months          Community        Insurance          Finance            All
  ended September 30, 2002           Banks            Agencies          Company           Other          Consolidated
                                   ----------        ----------        ----------       ---------        ------------

Interest income                    $  101,231        $    75           $  6,939         $  (649)         $  107,596
Interest expense                       33,707             23              1,635             227              35,592
Provision for loan losses               3,581                             1,254                               4,835
Non-interest income                    17,096          6,549                405           6,037              30,087
Non-interest expense                   46,463          5,498              3,051           6,274              61,286
Intangible amortization                   821             78                 31              23                 953
Income tax expense (benefit)           10,626            425                490            (655)             10,886
Net income (loss)                      23,130            599                882            (480)             24,131
Core operating earnings                23,130            599                882            (480)             24,131
Total assets                        6,787,065         31,242            142,061          21,028           6,981,396
Goodwill                               67,710         12,060              1,716                              81,486


At or for the three months          Community        Insurance          Finance            All
  ended September 30, 2001           Banks            Agencies          Company           Other          Consolidated
                                   ----------       ----------        ----------       ---------         ------------

Interest income                    $  105,755        $   56            $  6,842        $   (104)         $  112,549
Interest expense                       46,928            60               1,963             209              49,160
Provision for loan losses               2,985                             1,112                               4,097
Non-interest income                    16,024         6,588                 417           2,186              25,215
Non-interest expense                   43,546         5,260               3,012           2,007              53,825
Merger and consolidation
  related expenses                      1,428                                              (351)              1,077
Intangible amortization                   760           193                  31             192               1,176
Income tax expense                      8,435           502                 418            (316)              9,039
Net income (loss)                      17,697           629                 723             341              19,390
Core operating earnings                17,715           629                 723           1,176              20,243
Total assets                        6,241,360        29,146             142,691          53,724           6,466,921
Goodwill                               21,224        12,190               1,840                              35,254

* For a description and reconciliation of core operating earnings refer to Management's Discussion and Analysis of Financial Condition and Results of Operations.

                     Independent Accountants' Review Report


The Board of Directors
F.N.B. Corporation

We have reviewed the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of September 30, 2002 and 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of F.N.B. Corporation and subsidiaries as of December 31, 2001, and the related statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated May 6, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ERNST & YOUNG LLP

Birmingham, Alabama
November 11, 2002

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

     Net income was $39.2 million for the first nine months of 2002 compared to net income of $47.5 million for the first nine months of 2001. Diluted earnings per share were $.87 and $1.11 for those same periods, respectively. Core operating earnings for the first nine months of 2002 increased to $69.9 million from $55.4 million for the first nine months of 2001. Basic core operating earnings per share were $1.59 and $1.32 for the nine months ended September 30, 2002 and 2001, respectively, while diluted core operating earnings per share were $1.56 and $1.29 for those same periods. Core operating earnings consist of net income adjusted for non-recurring items.

         The following consists of a reconciliation of net income to core operating earnings (in thousands):

                                 Three Months Ended         Nine Months Ended
                                   September 30,              September 30,
                               ----------------------   ----------------------
                                  2002        2001        2002           2001
                               ----------  ----------   ----------  ----------
Net income                     $   24,131  $   19,390   $   39,197  $   47,520
Merger and consolidation
  related expenses, net of
  income taxes                                    853       30,212       5,425
Other non-recurring items,
  net of income taxes                                          520       2,457
                               ----------  ----------   ----------  ----------
Core operating earnings        $   24,131  $   20,243   $   69,929  $   55,402
                               ==========  ==========   ==========  ==========


      Highlights for the first nine months of 2002 include:


        o A return on average assets of .78% and a return on average equity of 9.12%, both based on net income.

        o A return on average assets of 1.39% and a return on average equity of 16.32%, both based on core operating earnings.

        o An increase of 21.9% or $13.2 million in fee income, which consists of service charges, insurance premiums, commissions and trust income.

        o A 3.2% increase in average net interest earning assets and an increase in the net interest margin to 4.71% compared to 4.39% for the nine months ended September 30, 2001.

        o Continued strong asset quality as non-performing assets as a percentage of total assets was .48%.

        o Completion of affiliation with Promistar Financial Corporation on January 18, 2002.

        o Completion of affiliation with Central Bank Shares, Inc. on January 31, 2002.

        o Completion of affiliation with Blackwood Insurance Agency on October 1, 2002.

FIRST NINE MONTHS OF 2002 AS COMPARED TO FIRST NINE MONTHS OF 2001:
        The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Nine Months Ended September                2002                              2001
                              -----------------------------        ----------------------------
                                  Average              Yield/       Average              Yield/
                                   Balance   Interest   Rate        Balance    Interest   Rate
                                 ----------  --------  ------      ----------  --------  ------
Assets
Interest earning assets:
Interest bearing deposits
 with banks                      $    5,869  $     80   1.82%      $    6,134  $    191   4.15%
Federal funds sold                   98,509     1,317   1.78          139,407     4,715   4.51
Securities:
 Taxable                            741,533    31,721   5.72          784,534    36,120   6.16
 Non-taxable (1)                    194,123     9,526   6.54          167,242     8,796   7.01
Loans (1) (2)                     5,005,771   281,677   7.52        4,630,644   295,005   8.52
                                 ---------- ---------             -----------  --------
  Total interest
   earning assets                 6,045,805   324,321   7.17        5,727,961   344,827   8.05
                                 ---------- ---------              ----------  --------
Cash and due from banks             194,917                           175,985
Allowance for loan losses           (68,142)                          (57,823)
Premises and equipment              156,791                           140,607
Other assets                        392,404                           247,391
                                 ----------                        ----------
                                 $6,721,775                        $6,234,121
                                 ==========                        ==========

Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand         $1,036,512  $  6,843   0.88       $  823,978  $ 11,149   1.81
 Savings                          1,084,013    12,264   1.51        1,041,831    19,001   2.44
 Other time                       2,295,913    68,987   4.02        2,356,564   101,129   5.74
Short-term borrowings               402,810     8,310   2.76          334,293    11,158   4.46
Long-term debt                      357,997    14,791   5.51          329,499    14,432   5.84
                                 ----------  --------              ----------  --------
  Total interest
   bearing liabilities            5,177,245   111,195   2.87        4,886,165   156,869   4.29
                                 ---------- ---------              ----------  --------
Non-interest bearing,
 demand deposits                    867,152                           727,670
Other liabilities                   104,609                            95,043
                                 ----------                        ----------
                                  6,149,006                         5,708,878
                                 ----------                        ----------

Stockholders' equity                572,769                           525,243
                                 ----------                        ----------
                                 $6,721,775                        $6,234,121
                                 ==========                        ==========

Net interest earning assets      $  868,560                        $  841,796
                                 ==========                        ==========

Net interest income                          $ 213,126                         $187,958
                                             =========                         ========

Net interest spread                                     4.30%                           3.76%
                                                        =====                           =====

Net interest margin (3)                                 4.71%                           4.39%
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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the nine months ended September 30, 2002, net interest income, on a fully taxable equivalent basis, totaled $213.1 million, as compared to $187.9 million for the nine months ended September 30, 2001. Net interest income consisted of interest income of $324.3 million and interest expense of $111.2 million for the first nine months of 2002 compared to $344.8 million and $156.9 million for each, respectively, for the first nine months of 2001. The yield on interest earning assets decreased by 88 basis points and the rate paid on interest bearing liabilities decreased by 142 basis points. Net interest margin increased from 4.39% at September 30, 2001 to 4.71% at September 30, 2002. Although the net interest margin has increased over the same period last year, there is a possibility that margin compression could arise, as further discussed within the "Liquidity and Interest Rate Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 (in thousands):

                                     Volume         Rate           Net
                                     -------       -------       -------
Interest Income
Interest bearing deposits with banks $    (8)      $  (103)      $  (111)
Federal funds sold                    (1,109)       (2,289)       (3,398)
Securities:
  Taxable                             (1,910)       (2,489)       (4,399)
  Non-taxable                          1,252          (522)          730
Loans                                 29,694       (43,022)      (13,328)
                                     -------       -------       -------
                                      27,919       (48,425)      (20,506)
                                     -------       -------       -------
Interest Expense
Deposits:
  Interest bearing demand              4,341        (8,647)       (4,306)
  Savings                                801        (7,538)       (6,737)
  Other time                          (2,542)      (29,600)      (32,142)
Short-term borrowings                  3,312        (6,160)       (2,848)
Long-term debt                         1,036          (677)          359
                                     -------       --------      -------
                                       6,948       (52,622)      (45,674)
                                     -------       -------       -------
Net Change                           $20,971       $ 4,197       $25,168
                                     =======       =======       =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, decreased 4.5% from $295.0 million for the nine months ended September 30, 2001 to $281.7 million for the nine months ended September 30, 2002. This decrease was solely related to yield as the Corporation experienced favorable loan volumes as average loans increased by $375.1 million.

         Interest expense on deposits decreased $43.2 million or 32.9% for the nine months ended September 30, 2002, compared to the same period of 2001, despite an increase in average interest bearing deposits of 4.6% over this same period. The average balances in interest bearing demand deposits and savings deposits increased by $212.5 million and $42.2 million, respectively, while the average balance in time deposits decreased by $60.7 million. The Corporation continued to successfully generate non-interest bearing deposits as such deposits increased by $139.5 million or 19.2% from September 30, 2001 to September 30, 2002, of which $57.7 million was through acquisitions. The average balance in short-term borrowings increased by $68.5 million as average repurchase agreements increased $35.1 million and average short-term subordinated notes increased $31.3 million during the third quarter of 2002. Interest expense on long-term debt increased $1.6 million from September 30, 2001 as average long-term debt increased $28.5 million.

         The provision for loan losses charged to operations is determined based upon management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses was $13.5 million for the first nine months of 2002, as compared to $12.0 million for the first nine months of 2001. The allowance for loan losses as a percentage of total loans was 1.31% at September 30, 2002 and 1.23% at September 30, 2001.

         Non-interest income increased 20.0% from $73.4 million during the first nine months of 2001 to $88.1 million during the first nine months of 2002. This increase was primarily attributable to the Corporation's continued transformation to a diversified financial services company. The Corporation has dedicated significant resources to expanding traditional banking services and generating insurance commissions and fees, investment service charges and trust fees. Insurance premiums, commissions and fees, service charges and trust income increased $13.2 million or 21.9% compared with the first nine months of 2001. These higher levels of fee income are attributable to growth in insurance, expanded banking services and the Corporation's continued focus on providing a wide array of wealth management services, such as annuities, mutual funds and trust services. Other non-interest income increased by $2.6 million as the Corporation increased its investment in Bank Owned Life Insurance by $57.6 million.

         Total non-interest expenses increased $49.0 million from $175.4 million during the first nine months of 2001 to $224.4 million during the first nine months of 2002. This increase was primarily attributable to non-recurring items. The Corporation recognized pre-tax merger and consolidation related or other non-recurring charges of $42.7 million during the first nine months of 2002, compared to pre-tax merger and consolidation related and other non-recurring charges of $11.9 million for the same period of 2001. Excluding these items, non-interest expenses totaled $181.8 million for the first nine months of 2002 and $163.5 million for the first nine months of 2001. This increase of 11.2% includes the additional operating costs reflected in 2002 related to the purchase acquisition of FNH Corporation in August of 2001 and Central Bank Shares, Inc. in January of 2002.

         The Corporation's income tax was $19.6 million for the first nine months of 2002 compared to expense of $21.5 million for the same period of 2001. The effective tax rate of 33.4% for the nine months ended September 30, 2002 was lower than the 35.0% federal statutory tax rate due to non-taxable interest and dividend income.

THIRD QUARTER OF 2002 AS COMPARED TO THIRD QUARTER OF 2001

         During the third quarter of 2002, net interest income increased $8.6 million, or 13.6%, over the third quarter of 2001. Total interest income decreased $5.0 million, or 4.4%, primarily the result of a reduction in yield from 7.94% in the third quarter of 2001 to 7.06% in the current quarter, offset by $416.0 million increase in earning assets. Total interest expense decreased $13.6 million, or 27.6%, primarily due to a decrease of $12.8 million in interest expense on deposits, despite a $367.5 million increase in the average balance of deposits.

         The provision for loan losses totaled $4.8 million for the third quarter of 2002, as compared to $4.1 million for the third quarter of 2001.

         Non-interest income increased $4.9 million or 19.3% during the third quarter of 2002 compared to the same period of 2001, primarily due to a $3.2 million or 15.4% increase in insurance premiums, commissions and fees, service charges and trust income. These higher levels of fee income are attributable to growth in insurance, increases in deposits and the Corporation's continued expansion into annuity and mutual fund sales and trust services. The Corporation's insurance commissions from workmen's compensation, provided specifically to employee leasing companies, have declined and are not expected to return to historical levels as insurance carriers have discontinued providing coverage to this market segment. Annual gross commissions from this line of insurance totaled $2.5 million. Gains on the sale of loans and securities increased $843,000 during this same period.

         Non-interest expenses increased by $6.2 million or 11.0% during the third quarter of 2002, compared to the third quarter of 2001. Salaries and employee benefits increased by $4.6 million during the third quarter of 2002, as compared to the third quarter of 2001, due to an increase in benefit costs, relocation costs, business expansion, and the purchase of Central Bank Shares, Inc.

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

         Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. Liquidity sources from liabilities are generated primarily through growth in core deposits, and to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliates have the ability to borrow funds from the Federal Home Loan Bank (FHLB). FHLB advances are a competitively priced and reliable source of funds. The Corporation has significant FHLB borrowing capacity available for both general and contingency funding purposes. As of September 30, 2002, outstanding advances were $447.1 million, or 6.4% of total assets while FHLB availability was $1.2 billion, or 17.6% of total assets. The Corporation anticipates funding earning assets through the utilization of FHLB advances.

         The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks totaling $81.0 million, of which $15.0 million was used as of September 30, 2002. The Corporation also issues subordinated debt on a regular basis and has access to the Federal Reserve Bank as well as access to the capital markets.

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

         The gap analysis below measures the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The cumulative one-year gap ratio was 1.12 at September 30, 2002, as compared to 1.04 at September 30, 2001. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, assuming the current interest rate environment.

         Following is the gap analysis as of September 30, 2002 (in thousands):

                                 Within            4-12             1-5        Over
                                3 Months          Months           Years      5 years          Total
                                ---------       ----------       ----------   ----------      ----------
Interest Earning Assets
Interest bearing deposits
  with banks                    $    5,441      $      100                                   $    5,541
Federal funds sold                   4,562                                                        4,562
Securities                          79,490         236,870       $  496,706   $  191,773      1,004,839
Loans, net of unearned           1,539,350       1,039,927        2,119,564      510,308      5,209,149
                                ----------      ----------       ----------   ----------      ----------
                                 1,628,843       1,276,897        2,616,270      702,081      6,224,091
Other assets                                                                     757,305        757,305
                                ----------      ----------       ----------   ----------      ----------
                                $1,628,843      $1,276,897       $2,616,270   $1,459,386      $6,981,396
                                ==========      ==========       ==========   ==========      ==========

Interest Bearing Liabilities
Deposits:
  Interest checking             $  188,265                                    $  881,069      $1,069,334
  Savings                          421,372                                       716,609       1,137,981
  Time deposits                    460,317      $1,078,872       $  698,176        4,667       2,242,032
Borrowings                         373,729          60,367           84,644      423,894         942,634
                                ----------      ----------       ----------   ----------      ----------
                                 1,443,683       1,139,239          782,820    2,026,239       5,391,981
Other liabilities                                                              1,005,765       1,005,765
Stockholders' equity                                                             583,650         583,650
                                ----------      ----------       ----------   ----------      ----------
                                $1,443,683      $1,139,239       $  782,820   $3,615,654      $6,981,396
                                ==========      ==========       ==========   ==========      ==========

Period Gap                      $  185,160       $ 137,658       $1,833,450   $(1,324,158)
                                ==========      ==========        ==========  ==========

Cumulative Gap                  $  185,160      $  322,818       $2,156,268
                                ==========      ==========       ==========

Cumulative Gap as a Percent
  of Total Assets                     2.65%          4.62%            30.89%
                                ==========     ==========         =========

Rate Sensitive Assets/Rate
 Sensitive Liabilities
 (Cumulative)                         1.13           1.12              1.64        1.15
                                ==========      =========         =========  ==========

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

                                                    SEPTEMBER 30,
                                              -------------------------
                                                2002             2001
                                              --------         --------
Net interest income change (12 months):
  - 100 basis points                             (1.0)%           (1.2)%
  + 200 basis points                              1.3 %           (0.7)%

Economic value of equity:
  - 100 basis points                             (6.0)%           (3.4)%
  + 200 basis points                               .1 %           (1.0)%

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

LOANS
         Following is a summary of loans (dollars in thousands):

                                              SEPTEMBER 30,        DECEMBER 31,
                                                   2002            2001
                                               ------------    ------------
Real estate:
  Residential                                    $1,949,516      $1,777,403
  Commercial                                      1,367,109       1,282,944
  Construction                                      302,449         227,868
Installment loans to individuals                    824,291         774,932
Commercial, financial and agricultural              720,352         672,639
Lease financing                                      78,606         128,712
Unearned income                                     (41,183)        (50,063)
                                                 ----------      ----------
                                                 $5,201,140      $4,814,435
                                                 ==========      ==========

NON-PERFORMING ASSETS

         Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management's evaluation of collectibility. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Other real estate owned includes a $1.0 million property which has been subject to litigation. The Corporation currently has an agreement of sale, with the sale anticipated to occur in the fourth quarter of 2002. No additional loss is anticipated.

         Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

         Following is a summary of non-performing assets (dollars in thousands):

                                               SEPTEMBER 30,    DECEMBER 31,
                                                   2002            2001
                                               ------------    ------------
Non-performing assets:
  Non-accrual loans                               $23,119         $21,350
  Restructured loans                                5,188           5,578
                                                  -------         -------
    Total non-performing loans                     28,307          26,928
  Other real estate owned                           5,236           4,375
                                                  -------         -------
    Total non-performing assets                   $33,543         $31,303
                                                  =======         =======

Asset quality ratios:
  Non-performing loans as percent of total loans      .54%            .56%
  Non-performing assets as percent of total assets    .48%            .48%

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

         Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):
                                      Three Months Ended       Nine Months Ended
                                        September 30,             September 30,
                                      ------------------       -----------------
                                        2002      2001            2002     2001
                                      --------  --------       -------  --------
Balance at beginning of period        $ 67,799  $ 56,950       $65,059  $57,124
Addition from acquisition                          3,400         1,389    3,400

Charge-offs                             (5,410)   (5,986)      (15,677) (15,395)
Recoveries                               1,141       877         4,066    2,219
                                      --------  --------       -------  -------
  Net charge-offs                       (4,269)   (5,109)      (11,611) (13,176)
Provision for loan losses                4,835     4,097        13,528   11,990
                                      --------  --------       ------- --------
Balance at end of period              $ 68,365  $ 59,338       $68,365  $59,338
                                      ========  ========       =======  =======

Allowance for loan losses to:
  Total loans, net of unearned income                             1.31%    1.23%
  Non-performing loans                                          241.51%  199.73%

REGULATORY MATTERS

         Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

         As of June 30, 2002, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of September 30, 2002, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of September 30, 2002 for the Corporation (dollars in thousands):

                                                 Well Capitalized    Minimum Capital
                                  Actual           Requirements        Requirements
                             -----------------   -----------------   -----------------
                               Amount   Ratio      Amount   Ratio      Amount   Ratio
                             --------- -------   --------- -------   --------- -------

Tier 1 Capital (Leverage)     $462,137    6.9%    $334,772    5.0%    $267,818    4.0%
  (to average assets)
Total Capital                  532,206   10.4%     511,629   10.0%     409,303    8.0%
  (to risk-weighted assets)
Tier 1 Capital                 462,137    9.0%     306,977    6.0%     204,651    4.0%
  (to risk-weighted assets)


         The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

         The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4. Controls and Procedures.

     An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Corporation's internal controls over financial reporting since December 31, 2001.

PART II

Item 1.  Legal Proceedings

         During the first quarter of 2001, the Corporation established a legal reserve of approximately $4.0 million associated with individual retirement accounts at one of its banking subsidiaries. Various cases have been filed in the 20th Judicial Circuit and for Lee County, Florida, naming the subsidiary of the Corporation as a co-defendant. The plaintiffs alleged that a third-party independent administrator misappropriated funds from their individual retirement accounts held with the banking subsidiary. As of October 31, 2002 the Corporation has settled all of the asserted claims except one, at an aggregate cost to the Corporation of $2.6 million. The Corporation believes the remaining reserve will be sufficient for all costs associated with the litigation, including all unasserted claims, settlements and adverse judgements.

         The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Management, after consultation with outside legal counsel, does not at the present time anticipate the ultimate aggregate liability arising out of such pending and threatened lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operation in any future reporting period.

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

            None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               F.N.B. Corporation
                   ------------------------------------------
                                  (Registrant)



Dated: November 14, 2002                   /s/Gary L. Tice
       ----------------------------------  -----------------------------------
                                           Gary L. Tice
                                           President and Chief Executive Officer
                                            (Principal Executive Officer)


Dated: November 14, 2002                    /s/Thomas E. Fahey
       ---------------------------------    -----------------------------------
                                            Thomas E. Fahey
                                            Executive Vice President and
                                            Chief Financial Officer
                                             (Principal Financial Officer)

                                 CERTIFICATIONS

I, Gary L. Tice, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of F.N.B. Corporation
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                        /s/Gary L. Tice
                                               -----------------------
                                               Gary L. Tice
                                               President and
                                                Chief Executive Officer

I,  Thomas E. Fahey, certify that:
     1. I have reviewed this quarterly report on Form 10-Q of F.N.B. Corporation
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                        /s/Thomas E. Fahey
                                               -----------------------
                                               Thomas E. Fahey
                                               Executive Vice President and
                                                Chief Financial Officer