Form 10-K
period 2002-12-31
FNB CORP/FL/
filed 2003-03-18
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended DECEMBER 31, 2002
                          -----------------

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ----------------------------- to
Commission file number 0-8144
                       ------

                               F.N.B. CORPORATION
             (Exact name of registrant as specified in its charter)


           FLORIDA                                     25-1255406
------------------------------             ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


   2150 GOODLETTE ROAD NORTH
        NAPLES, FLORIDA                                   34102
----------------------------------------   -------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: 800-262-7600
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.01 per share 7 1/2% Cumulative Convertible Preferred
          Stock, Series B, par value $0.01 per share (Title of Class)
-------------------------------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the pre- ceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  X   No
                                       ---
The registrant estimates that as of February 18, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported by the Nasdaq National Market for such date, was approximately $1,214,511,842.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
                    ----------------------------------------
As of February 18, 2003, the registrant had outstanding 44,164,067 shares of common stock having a par value of $0.01 per share.

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                                        PART OF FORM 10-K INTO
         DOCUMENT                                WHICH DOCUMENT IS INCORPORATED
         --------                                ------------------------------
Annual Report to Stockholders for fiscal year
ended December 31, 2002                                           I & II

Definitive proxy statement for the 2003 Annual
Meeting of Stockholders to be held on April 28, 2003                 III

FORM 10-K
For the year ended December 31, 2002                                            PAGE

INDEX

PART I

Item 1.    Business.                                                            I-2

Item 2.    Properties.                                                          I-10

Item 3.    Legal Proceedings.                                                   I-10

Item 4.    Submission of Matters to a Vote of Security Holders.                 I-11

Item 4A.   Executive Officers of the Registrant                                 I-11

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

Item 10.   Directors and Executive Officers of the Registrant.                  III-1

Item 11.   Executive Compensation.                                              III-1

Item 12.   Security Ownership of Certain Beneficial Owners and Management.      III-1

Item 13.   Certain Relationships and Related Transactions.                      III-1

Item 14.   Controls and Procedures                                              III-1

PART IV

Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K     IV-1

Signatures                                                                      IV-2

Certifications                                                                  IV-4

Index to Exhibits                                                               IV-6

                                       I-1

PART I

ITEM 1.  BUSINESS

     F.N.B. Corporation (the Corporation) was formed in 1974 as a bank holding company. The Corporation is a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Corporation has three reportable business segments: community banking, insurance agencies and consumer finance. For additional information regarding these segments, refer to the Business Segments footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2002 Annual Report to Stockholders. As of December 31, 2002, the Corporation owned and operated two regional community banks, a consumer finance company, an insurance agency and First National Trust Company. The Corporation has full service banking offices in Pennsylvania, Florida, and Ohio and consumer finance operations in Pennsylvania, Ohio and Tennessee. The Corporation's insurance agency has operations in Florida and Pennsylvania.

     During 2002, the Corporation completed its affiliation with two community banks, Promistar Financial Corporation (Promistar), a bank holding company headquartered in Johnstown, Pennsylvania, and Central Bank Shares, Inc. (Central), a bank holding company headquartered in Orlando, Florida. Promistar's banking affiliate, Promistar Bank, was merged into an existing subsidiary of the Corporation, First National Bank of Pennsylvania (FNBPA). Central's banking affiliate, Bank of Central Florida, was merged into an existing subsidiary of the Corporation, First National Bank of Florida (FNBFL). Additionally, the Corporation acquired Blackwood Insurance Agency (Blackwood), an independent insurance agency in Chippewa Township, Pennsylvania. Blackwood was merged into the Corporation's existing insurance agency, Roger Bouchard Insurance, Inc.

     During 2002, the Corporation consolidated the operations of its Pennsylvania insurance agency subsidiary, Gelvin, Jackson & Starr, Inc., into its Florida insurance agency, Roger Bouchard Insurance, Inc. In addition, the Corporation consolidated its Ohio banking subsidiary, Metropolitan National Bank (Metropolitan), into its existing Pennsylvania banking subsidiary, FNBPA.

     On February 8, 2003, the Corporation signed a definitive agreement to acquire all of the outstanding shares of Charter Banking Corporation (Charter), the bank holding company for Southern Exchange Bank headquartered in Tampa, Florida with assets of more than $701.0 million. The $150.3 million cash transaction will be funded through a variety of sources including the Corporation's existing lines of credit with several major domestic banks and the issuance of the Corporation's trust preferred securities. The transaction is expected to result in the recognition of approximately $93.3 million of goodwill. Charter's banking affiliate, Southern Exchange Bank, will be merged into FNBFL.

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

     The Corporation's lending philosophy is to minimize credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. The Corporation is an active residential mortgage lender, and its commercial loans are generally to established businesses within its market areas. The Corporation does not have any highly leveraged transaction loans and its construction loans represent less than 6% of its total loans.

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

     Following is information as of December 31, 2002 for the Corporation's principal subsidiaries (including the year established and location of principal office for each). All subsidiaries are wholly-owned by the Corporation (dollars in thousands).

                                              TOTAL       TOTAL      NUMBER
                                              ASSETS      DEPOSITS   OF OFFICES
                                              -------    ---------   ----------
COMMUNITY BANK SUBSIDIARIES:
First National Bank of Pennsylvania
 (Est. 1864) Hermitage, Pennsylvania......... $4,190,804  $3,313,570     130

First National Bank of Florida
 (Est. 1988) Naples, Florida.................  2,710,598   2,121,232      43
                                              ----------  ----------     ---
                                              $6,901,402  $5,434,802     173
                                              ==========  ==========     ===
CONSUMER FINANCE SUBSIDIARY:
Regency Finance Company
 (Est.1927) Hermitage, Pennsylvania.........  $  148,400                  47
                                              ==========                 ===

INSURANCE AGENCY SUBSIDIARY:
Roger Bouchard Insurance, Inc. (Est. 1948)
  Clearwater, Florida......................   $   32,921                  15
                                              ==========                 ===

TRUST SUBSIDIARY:
First National Trust Company (Est. 1934)
  Naples, Florida........................     $    4,428                  14
                                              ==========                 ===

     The Corporation has four other subsidiaries, Penn-Ohio Life Insurance Company (Penn-Ohio), First National Corporation (FNC), First National Management Corporation (FNMC), and F.N.B. Building Corporation (F.N.B. Building). The community bank subsidiaries and the consumer finance subsidiary own Customer Service Center of F.N.B., L.L.C. (Customer Service). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation's subsidiaries. FNC and FNMC hold equity securities and other assets for the holding company. F.N.B. Building owns real estate that is leased to certain affiliates. Customer Service provides data processing and other services to the affiliates of the Corporation.

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

     In addition, First National Trust Company provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2002, the market value of corporate-wide trust assets under management totaled approximately $1.8 billion. First National Trust Company was a subsidiary of First National Bank of Pennsylvania until January 18, 2002, on which date it became a subsidiary of the Corporation.

OPERATIONS OF THE INSURANCE AGENCIES

     The Corporation's insurance agencies are full-service agencies offering all lines of commercial and personal insurance through major carriers.

OPERATIONS OF THE CONSUMER FINANCE SUBSIDIARY

     The Corporation's consumer finance subsidiary, Regency Finance Company (Regency), is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. Such activity is primarily funded through the sale of the Corporation's subordinated notes at Regency's branch offices and internal financing through bank subsidiaries.

MARKET AREA AND COMPETITION

     The Corporation's Florida subsidiaries operate in an area represented by high growth and high median family income levels. The industries served in this market include a diversified mix of tourism, construction, services, light manufacturing, distribution and agriculture. The market extends north to Tampa and south through Naples to Marco Island and is served by Interstate 75 and U.S. Highway 41. The Corporation's most recent acquisition, Central Bank Shares, Inc., extends the Florida market across Interstate 4 through Orlando.

     The Corporation's Pennsylvania subsidiaries operate in western Pennsylvania and northeastern Ohio, an area which has a diversified mix of light manufacturing, service and distribution industries. This area is served by Interstate Routes 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie, the Greater Pittsburgh International Airport and Cleveland's Hopkins Airport.

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

     In the consumer finance subsidiary's market areas of Pennsylvania, Ohio and Tennessee, the active competitors include banks, credit unions and national, regional and local consumer finance companies, some of which have substantially greater resources than that of the consumer finance subsidiary. The ready availability of consumer credit through charge accounts and credit cards constitutes additional competition. The principal methods of competition include the rates of interest charged for loans, the rates of interest paid to obtain funds and the availability of customer services.

     The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but in processing information. Each of the Corporation's subsidiaries consistently must make technological investments to remain competitive.

EMPLOYEES

     As of February 18, 2003, the Corporation and its subsidiaries had 2,586 full-time and 599 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

MERGERS, ACQUISITIONS AND DIVESTITURE

     See the Mergers, Acquisitions and Divestiture footnote in the Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Corporation's 2002 Annual Report to Stockholders.

SUPERVISION AND REGULATION

SARBANNES-OXLEY ACT

     On July 30, 2002, the Senate and the House of Representatives of the United States (Congress) enacted the Sarbanes-Oxley Act of 2002, a law designed to address, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. The NASDAQ Stock Exchange has also proposed corporate governance rules that were presented to the Securities and Exchange Commission for review and approval. The proposed changes are intended to allow stockholders to more easily and efficiently monitor the performance of companies and the qualifications and activities of "insiders".

     Effective August 29, 2002, as directed by Section 302(a) of Sarbanes-Oxley, the Corporation's chief executive officer and chief financial officer are each required to certify that the Corporation's Quarterly and Annual Reports do not contain any untrue statement of a material fact. The rules have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of the internal controls; they have made certain disclosures to auditors and the audit committee of the Board of Directors about the Corporation's internal controls; and they have included information in the Corporation's Quarterly and Annual Reports about their evaluation and whether there have been significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation.

     At the January 20, 2003 Board of Directors' meeting, the Board of Directors approved a series of actions to strengthen and improve its already strong corporate governance practices. These actions include the adoption of a new Code of Conduct, and a revised Code of Ethics for Senior Executive Officers. Further, the Corporation's Audit Committee and Board of Directors revised the Corporation's Audit Charter to ensure consistency with the standards of the Sarbannes-Oxley Act.

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

     The GLBA establishes a system of functional regulation, under which the FRB regulates the banking activities of financial holding companies and other federal banking regulators regulate banks' financial subsidiaries. The Securities and Exchange Commission regulates securities activities of financial holding companies and state insurance regulators regulate their insurance activities. The GLBA also provides new protections against the transfer and use by financial institutions of consumers' non-public, personal information.

     The implementation of the GLBA increases competition in the financial services sector by allowing many different entities, including banks and bank holding companies, to affiliate and/or to merge with other financial services entities and cross-sell their financial products in order to better serve their current and prospective customers.

CAPITAL ADEQUACY REQUIREMENTS

     Both the Corporation and the Banks are subject to regulatory capital adequacy guidelines imposed by the FRB and the OCC. These guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders equity, noncumulative perpetual preferred stock, minority interests in the equity accounts of consolidated subsidiaries and trust preferred securities (limited to 25% of total Tier 1 capital). Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents the Corporation's qualifying total capital.

     Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4.0% and the minimum total capital ratio is 8.0%. The Corporation's Tier 1 and total risk-based capital ratios under these guidelines at December 31, 2002 were 8.8% and 10.1%, respectively.

     The FRB, FDIC and the OCC have also implemented minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. These rules provide for a minimum leverage ratio of at least 3.0% Tier 1 capital to total average assets (net of goodwill, certain intangible assets, and certain deferred tax assets) for institutions having the highest regulatory rating, while all other institutions are generally required to maintain a ratio of at least 4.0%. The Corporation's leverage ratio at December 31, 2002 was 6.9%.

For additional information regarding the Corporation's capital ratios, refer to the Regulatory Matters footnote in the Notes to Consolidated Financial Statements to the Corporation's 2002 Annual Report to Stockholders, which is incorporated herein by reference.

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

REPORTING REQUIREMENTS

     The national bank affiliates and First National Trust Company are subject to periodic on-site examination and continuous review activities under the supervisory jurisdiction of the Office of the Comptroller of the Currency (OCC). These continuous supervisory review activities are conducted within the OCC's mid-size bank supervision program. Under the mid-size bank supervision program, the OCC has assigned a permanent on-site examiner for the Corporation's national bank affiliates. The OCC, at will, can access quarterly reports of condition, as well as such additional reports as may be required by national banking laws and regulations.

The holding company, the insurance agency subsidiary, and the finance company are subject to periodic examinations by the FRB. The on-site Federal Reserve holding company inspections are typically conducted on an annual basis. As a financial holding company, the Corporation is required to file with the FRB an annual report of its operations at the end of each fiscal year and such additional information as the FRB may require pursuant to the Act.

     The scope of regulation and permissible activities of the Corporation and the Banks are subject to change by future federal and state legislation. In addition, regulators sometimes require higher capital levels on a case-by-case basis based on such factors as the risk characteristics or management of a particular institution. The Corporation and the Banks are not aware of any attributes of their management or operating plans that would cause regulators to impose higher requirements.

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

AVAILABLE INFORMATION

     The Corporation maintains a website at www.fnbcorporation.com. Beginning with the filing of this Form 10-K, the Corporation will make available free of charge its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. The Corporation's common stock is traded on the Nasdaq National Market under the symbol "FBAN".

ITEM 2. PROPERTIES

     The Corporation owns an eight-story building in Naples, Florida, which serves as its executive and administrative offices and shares this facility with First National Bank of Florida. The Corporation owns a six-story building in Hermitage, Pennsylvania which serves as its northern executive offices and shares this facility with First National Bank of Pennsylvania. The Corporation also owns operations centers in Naples, Florida and Hermitage, Pennsylvania. In addition, the Corporation has purchased 11.6 acres of land in Naples, Florida for the construction of the Florida information technology center. Construction of the center is expected to be completed in the second quarter of 2004.

     The banking, consumer finance and insurance company offices are located in 8 counties in southwestern Florida, 31 counties in Pennsylvania, 17 counties in northern and central Tennessee and 6 counties in eastern Ohio. At December 31, 2002, the Corporation's subsidiaries owned 133 of the Corporation's 249 offices and leased the remaining 116 offices under operating leases expiring at various dates through the year 2087. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is incorporated herein by reference to the Corporation's 2002 Annual Report to Stockholders.

ITEM 3. LEGAL PROCEEDINGS

     During the first quarter of 2001, the Corporation established a legal reserve of approximately $4.0 million associated with individual retirement accounts at one of its banking subsidiaries. Various cases have been filed in the 20th Judicial Circuit and for Lee County, Florida, naming the subsidiary of the Corporation as a co-defendent. The plaintiffs alleged that a third-party independent administrator misappropriated funds from their individual retirement accounts held with the banking subsidiary. As of December 31, 2002, the Corporation has settled all of these asserted claims, at an aggregate cost to the corporation of $3.5 million. The corporation believes the remaining reserve will be sufficient for all remaining costs associated with the litigation, including legal costs, unasserted claims, settlements and adverse judgments.

The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Other real estate owned includes a property which is subject to litigation. Should the outcome be adverse, the value of the property will be impaired and other costs may be incurred. Management, after consultation with outside legal counsel, does not at the present time anticipate that the ultimate liability arising out of such pending and threatened lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         NONE

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to this item for Mr. Tice, Mr. Gurgovits, Mr. Hale, Mr. Bettinger and Mr. Richter is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 2003. The name, age (as of February 18, 2003), present position with the Corporation, and principal occupation for the last five years of each of the remaining executive officers is set forth below:

                                     PRESENT POSITION AND PRIOR OCCUPATIONS IN
NAME                      AGE               PREVIOUS FIVE YEARS
----                      ---      --------------------------------------------
C.C. Coghill              59       Executive Vice President and Chief Credit Officer of the Corporation
                                   since 2002; Executive Vice President and Chief Credit Officer of FNBFL
                                   from January 2002 to December 2002; Executive Vice President and Senior
                                   Credit Officer of First National Bank of Naples from 1997 to January 2002.

Thomas E. Fahey           60       Executive Vice President and Chief Financial Officer of the Corporation
                                   since July 2002; Partner, Ernst & Young LLP, New York, from 1996 to June
                                   2002.

William J. Rundorff       54       Chief Legal Officer of the Corporation since 2001; Executive Vice
                                   President of the Corporation since 1995.

John D. Waters            56       Senior Vice President and Director of Investor Relations since July
                                   2002; Chief Financial Officer from 1994 to June 2002.

Robert T. Reichert        40       Vice President and Corporate Controller of the Corporation since 1996;
                                   Executive Vice President and Chief Financial Officer of FNBFL from 2001 to 2002.

David Mogle               53       Corporate Secretary since 1994 and Treasurer since 1986; Vice President,
                                   Secretary and Treasurer of FNBPA since 1986, 1994 and 1999, respectively.

Charlie Grau              58       Vice President and Chief Technology Officer since 2002; Executive Vice
                                   President and Chief Operating Officer of CSC since 1998.

There are no family relationships among any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by and serve at the pleasure of the Corporation's Board of Directors.

PART II

     Information relating to Items 5, 6, 7 and 8 is provided in the Corporation's 2002 Annual Report to Stockholders under the captions and on the pages indicated below. The Annual Report is filed as an exhibit to this report and is incorporated herein by reference.


                                                                PAGES IN 2002
                                                                ANNUAL REPORT
CAPTION IN 2002 ANNUAL REPORT TO STOCKHOLDERS                  TO STOCKHOLDERS
---------------------------------------------                  ---------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS                                  68

ITEM 6.  SELECTED FINANCIAL DATA                                      55

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS             57-68

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                               61-63

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA            26-54,56

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
         None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     With the exception of information regarding certain executive officers of the Corporation, which is set forth in Item 4A. of this report, the information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 2003 and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 2003. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 2003. Such information is incorporated herein by reference.

---------------------------------------------------------------------------------------------------------------------------------
                                       Number of Securities to be         Weighted-average       Number of securities remaining
                                         issued upon exercise of         exercise price of         for future issuance under
           Plan Category                   outstanding options          outstanding options        equity compensation plans
=================================================================================================================================
Equity compensation plans approved              3,259,450 (1)(2)              $21.03                        1,361,655 (3)
by security holders
---------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                       20,261 (4)                    N/A (4)                            0 (4)
---------------------------------------------------------------------------------------------------------------------------------

(1) Excludes 502,445 shares of the Corporation's Common Stock issuable upon exercise of outstanding options assumed in connection with acquisition transactions; these options have a weighted-average exercise price of $18.00.

(2) Excludes 33,513 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest in five equal annual installments beginning on the date of grant.

(3) Represents shares of Common Stock eligible for issuance pursuant to stock option or restricted stock awards granted under the Corporation's 2001 Incentive Plan.

(4) In 2002, the Corporation amended its Basic Retirement Plan to provide that any future amounts contributed by the Corporation as a result of IRS restrictions placed on employee contributions to its 401(k) plans will be made in cash rather than the Corporation's Common Stock. Shares to be issued represent phantom stock credited to participants in the Basic Retirement Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to this item is provided in the Corporation's definitive proxy statement filed with the Securities and Exchange Commission in connection with its annual meeting of stockholders to be held April 28, 2003. Such information is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

     An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2002. There have been no significant changes in the Corporation's internal controls over financial reporting since December 31, 2002.

                                     III-1

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) 1. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The following consolidated financial statements of F.N.B. Corporation and subsidiaries and report of independent auditors, included in the Corporation's 2002 Annual Report to Stockholders, are incorporated herein by reference:

                                                             Pages in 2002
                                                             Annual Report
                                                             to Stockholders
                                                             ----------------
               Consolidated Balance Sheets                         26
               Consolidated Income Statements                      27
               Consolidated Statements of Stockholders' Equity     28
               Consolidated Statements of Cash Flows               29
               Notes to Consolidated Financial Statement      30 - 54
               Report of Independent Auditors                      25
               Quarterly Earnings Summary                          56


   (a) 2. FINANCIAL STATEMENT SCHEDULES

          All Schedules are omitted because they are not applicable.

   (a) 3. EXHIBITS

          The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-4 and is incorporated herein by reference.

   (b)    REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       F.N.B. CORPORATION


                                       By /s/ Gary L. Tice
                                          -------------------------------------
                                          Gary L. Tice,
                                          President and Chief Executive Officer


                                       By /s/ Thomas E. Fahey
                                          --------------------------------------
                                          Thomas E. Fahey,
                                          Executive Vice President and
                                          Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Peter Mortensen               Chairman and Director           March 17, 2003
---------------------------
Peter Mortensen

/s/ Gary L. Tice                  President, Chief Executive      March 17, 2003
---------------------------       Officer and Director
Gary L. Tice

/s/ Stephen J. Gurgovits          Vice Chairman and Director      March 17, 2003
---------------------------
Stephen J. Gurgovits

/s/ Thomas E. Fahey               Executive Vice President        March 17, 2003
---------------------------       and Chief Financial Officer
Thomas E. Fahey

/s/ G. Scott Baton                Director                        March 17, 2003
---------------------------
G. Scott Baton

/s/ Alan C. Bomstein              Director                        March 17, 2003
---------------------------
Alan C. Bomstein

/s/ William B. Campbell           Director                        March 17, 2003
---------------------------
William B. Campbell

/s/ Charles T. Cricks             Director                        March 17, 2003
---------------------------
Charles T. Cricks

/s/ Henry M. Ekker                Director                        March 17, 2003
---------------------------
Henry M. Ekker

/s/ James S. Lindsay              Director                        March 17, 2003
---------------------------
James S. Lindsay

/s/ Edward J. Mace                Director                        March 17, 2003
---------------------------
Edward J. Mace

/s/ Harry F. Radcliffe            Director                        March 17, 2003
---------------------------
Harry F. Radcliffe

/s/ William J. Strimbu            Director                        March 17, 2003
---------------------------
William J. Strimbu


/s/ Earl K. Wahl, Jr.             Director                        March 17, 2003
---------------------------
Earl K. Wahl, Jr.

/s/ Archie O. Wallace             Director                        March 17, 2003
---------------------------
Archie O. Wallace

/s/ R. Benjamin Wiley             Director                        March 17, 2003
---------------------------
R. Benjamin Wiley

                                 CERTIFICATIONS

I, Gary L. Tice, certify that:

1. I have reviewed this annual report on Form 10-K of F.N.B. Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                            /s/ Gary L. Tice
                                           -------------------------------------
                                           Gary L. Tice
                                           President and Chief Executive Officer

                                 CERTIFICATIONS

I, Thomas E. Fahey, certify that:

1.  I have reviewed this annual report on Form 10-K of F.N.B. Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

                                          /s/ Thomas E. Fahey
                                          -------------------------------------
                                          Thomas E. Fahey
                                          Executive Vice President and Chief
                                          Financial Officer

INDEX TO EXHIBITS

  The following exhibits are filed or incorporated by reference as part of this report:

3.1. Articles of Incorporation of the Corporation as currently in effect. (incorporated by reference to Exhibit 4.1. of the Corporation's Form 8-K filed on June 1, 2001).

3.2. By-laws of the Corporation as currently in effect.(incorporated by reference to Exhibit 4.2. of the Corporation's Form 8-K filed on June 1,
      2001).

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

10.14. Employment Agreement between F.N.B. Corporation and Gary L. Tice. (incorporated by reference to Exhibit 10.1. of the Corporation's
       Form 10-Q for the quarter ended June 30, 1999). Amendment No.1 to Employment Agreement (incorporated by reference to Exhibit 10.1.
       of the Corporation's Form 10-Q for the quarter ended March 31, 2002).

10.15. Employment Agreement between F.N.B. Corporation and Kevin C. Hale. (incorporated by reference to Exhibit 10.16. of the Corporation's Form 10-Q for the quarter ended June 30, 2000).

10.16. F.N.B. Corporation 2001 Incentive Plan.  (incorporated by reference to
       Exhibit 10.1. of the Corporation's Form S-8 filed on June 14, 2001).

10.17. Termination of Continuation of Employment Agreement between F.N.B. Corporation Peter Mortensen. (incorporated by reference to exhibit 10.17 of the Corporation's Form 10-K for the year ended December 31, 2001).

10.18. Employment Agreement between F.N.B. Corporation and Cass Bettinger. (incorporated by reference to Exhibit 10.2. of the Corporation's Form 10-Q for the quarter ended March 31, 2002).

10.19. Employment Agreement between F.N.B. Corporation and Thomas E. Fahey. (incorporated by reference to Exhibit 10.1. of the Corporation's Form 10-Q for the quarter ended June 30, 2002).

10.20. Employment Agreement between F.N.B. Corporation and Garrett S. Richter. (filed herewith).

12.1   Statement regarding computation of ratios.  (filed herewith).

13     Annual Report to Stockholders.  (filed herewith).

21     Subsidiaries of the Registrant.  (filed herewith).

23.1.  Consent of Ernst & Young LLP, Independent Auditors.  (filed herewith).

23.2. Consent of PricewaterhouseCoopers LLP, Independent Auditors. (filed herewith).

99.1   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
       Section 906 of the Sarbannes Oxley Act of 2002. (filed herewith).

99.2 Report of Independent Auditors, PricewaterhouseCoopers LLP, for the 2000 Audit of Promistar Financial Corporation. (filed herewith).

99.3   Code of Ethics. (filed herewith).

99.4 Code of Conduct for Senior Executives and Financial Managers. (filed herewith).


     Copies of any exhibits will be furnished to shareholders upon request. Requests should be directed to F.N.B. Shareholder Services, P.O. Box 11929, Naples, Florida 34108.