Form 10-Q
period 2003-03-31
FNB CORP/FL/
filed 2003-05-15
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003
                                       OR
   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________   to ___________________
Commission file number 0-8144

                               F.N.B. CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Florida                                     25-1255406
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                   2150 Goodlette Road North, Naples, FL 34102
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (239) 262-7600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Yes [X]    No [ ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                                   Outstanding at April 30, 2003
         -----                                   -----------------------------

Common Stock, $0.01 Par Value                          43,945,293 Shares
-----------------------------                          -----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 2003
INDEX

                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets                                          2
           Consolidated Statements of Income                                    3
           Consolidated Statements of Cash Flows                                4
           Notes to Consolidated Financial Statements                           5
           Independent Accountants' Review Report                              11

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             12

Item 3.  Quantitative and Qualitative Disclosure of Market Risk                21

Item 4.  Controls and Procedures                                               21

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     22

Item 2.  Changes in Securities                                                 22

Item 3.  Defaults Upon Senior Securities                                       22

Item 4.  Submission of Matters to a Vote of Security Holders                   22

Item 5.  Other Information                                                     22

Item 6.  Exhibits and Reports on Form 8-K                                      22

Signatures                                                                     24

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par values
Unaudited

                                                           MARCH 31,        DECEMBER 31,
                                                             2003               2002
                                                          -----------       ------------
ASSETS
Cash and due from banks                                   $   239,298       $   246,802
Interest bearing deposits with banks                            2,987             3,778
Federal funds sold                                              1,246             8,981
Mortgage loans held for sale                                   18,761            24,177
Securities available for sale                               1,673,424         1,026,191
Securities held to maturity (fair
  value of $49,478 and $50,517)                                48,088            48,992
Loans, net of unearned income of $33,174 and $75,746        5,419,087         5,220,504
Allowance for loan losses                                     (71,200)          (68,406)
                                                          -----------       -----------
    NET LOANS                                               5,347,887         5,152,098
                                                          -----------       -----------

Premises and equipment                                        199,302           163,709
Goodwill                                                      190,312            88,425
Other assets                                                  356,705           327,079
                                                          -----------       -----------
    TOTAL ASSETS                                          $ 8,078,010       $ 7,090,232
                                                          ===========       ===========

LIABILITIES
Deposits:
  Non-interest bearing                                    $ 1,027,742       $   924,090
  Interest bearing                                          5,039,351         4,502,067
                                                          -----------       -----------
    TOTAL DEPOSITS                                          6,067,093         5,426,157

Other liabilities                                              95,962            99,052
Short-term borrowings                                         565,945           515,780
Long-term debt                                                615,369           450,647
Mandatorily redeemable capital securities
  of subsidiary trusts                                        125,000
                                                          -----------       -----------
    TOTAL LIABILITIES                                       7,469,369         6,491,636
                                                          -----------       -----------

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 20,000,000 shares
  Issued - 86,445 and 118,025 shares
  Aggregate liquidation value - $2,161 and $2,951                   1                 1
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 44,165,691 and 44,162,460 shares                       442               442
Additional paid-in capital                                    517,069           516,186
Retained earnings                                              84,508            73,363
Accumulated other comprehensive income                         14,943            17,335
Treasury stock - 294,660 and 300,425 shares at cost            (8,322)           (8,731)
                                                          -----------       -----------
    TOTAL STOCKHOLDERS' EQUITY                                608,641           598,596
                                                          -----------       -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 8,078,010       $ 7,090,232
                                                          ===========       ===========

Note: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data
Unaudited

                                                        THREE MONTHS ENDED
                                                             March 31,
                                                     ------------------------
                                                       2003            2002
                                                     ---------      ---------
INTEREST INCOME
Loans, including fees                                $  90,764      $  92,619
Securities:
  Taxable                                               11,212          9,978
  Nontaxable                                             1,865          2,046
  Dividends                                                635            598
Other                                                       34            802
                                                     ---------      ---------
    TOTAL INTEREST INCOME                              104,510        106,043
                                                     ---------      ---------

INTEREST EXPENSE
Deposits                                                23,678         31,103
Short-term borrowings                                    2,073          2,529
Long-term debt                                           5,536          4,906
Capital securities of subsidiary trust                      86
                                                     ---------      ---------
    TOTAL INTEREST EXPENSE                              31,373         38,538
                                                     ---------      ---------
    NET INTEREST INCOME                                 73,137         67,505
Provision for loan losses                                5,859          4,191
                                                     ---------      ---------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES                         67,278         63,314
                                                     ---------      ---------

NON-INTEREST INCOME
Service charges                                         12,424         10,622
Insurance premiums, commissions and fees                 8,463          9,472
Securities commissions and fees                          1,904          1,383
Trust                                                    2,392          2,397
Gain on sale of securities                                 693            175
Gain on sale of mortgage loans                           2,708          1,006
Other                                                    3,452          2,889
                                                     ---------      ---------
    TOTAL NON-INTEREST INCOME                           32,036         27,944
                                                     ---------      ---------
                                                        99,314         91,258
                                                     ---------      ---------

NON-INTEREST EXPENSES
Salaries and employee benefits                          36,767         33,142
Net occupancy                                            5,051          4,394
Equipment                                                5,456          5,011
Merger                                                   1,014         41,855
Other                                                   17,250         17,828
                                                     ---------      ---------
    TOTAL NON-INTEREST EXPENSES                         65,538        102,230
                                                     ---------      ---------
    INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)         33,776        (10,972)
Income taxes (benefit)                                  10,448         (2,089)
                                                     ---------      ---------
    NET INCOME (LOSS)                                $  23,328      $  (8,883)
                                                     =========      =========
NET INCOME (LOSS) PER COMMON SHARE: *
  Basic                                              $     .51      $    (.19)
                                                     =========      =========
  Diluted                                            $     .50      $    (.19)
                                                     =========      =========

CASH DIVIDENDS PER COMMON SHARE *                    $     .21      $     .18
                                                     =========      =========

* Restated to reflect a 5 percent stock dividend declared on April 28, 2003.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

                                                                     THREE MONTHS ENDED
                                                                 --------------------------
                                                                          MARCH 31,
                                                                 --------------------------
                                                                   2003            2002
                                                                 ---------       ---------
OPERATING ACTIVITIES
Net (loss) income                                                $  23,328       $  (8,883)
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                    4,739           5,450
    Provision for loan losses                                        5,859           4,191
    Deferred taxes                                                   1,760          (7,491)
    Net gain on sale of securities                                    (693)           (175)
    Net gain on sale of mortgage loans                              (2,708)         (1,006)
    Proceeds from sale of mortgage loans                           142,391          18,823
    Mortgage loans originated for sale                            (134,267)        (19,367)
    Net change in:
      Interest receivable                                           (2,095)         (1,140)
      Interest payable                                                (238)           (685)
    Other, net                                                     (13,936)          9,205
                                                                 ---------       ---------
      Net cash flows from operating activities                      24,140          (1,078)
                                                                 ---------       ---------

INVESTING ACTIVITIES
Net change in:

  Interest bearing deposits with banks                                 791          (5,080)
  Federal funds sold                                                 8,981        (103,847)
  Loans                                                            (33,292)       (104,204)
Securities available for sale:
  Purchases                                                       (358,709)       (180,412)
  Sales                                                             43,762         125,695
  Maturities                                                       125,069          77,078
Securities held to maturity:
  Purchases                                                                         (3,693)
  Maturities                                                           904           2,546
Increase in premises and equipment                                  (4,156)         (8,848)
Increase in intangibles                                                (29)        (49,098)
Net cash paid for mergers and acquisitions                        (141,708)        (66,000)
                                                                 ---------       ---------
      Net cash flows from investing activities                    (358,387)       (315,863)
                                                                 ---------       ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW                   141,334         178,375
  Time deposits                                                     18,101          40,313
  Short-term borrowings                                             29,927          46,171
Increase in long-term debt                                          33,190           1,903
Decrease in long-term debt                                          (9,918)         (1,746)
Increase in capital securities of subsidiary trust                 125,000
Net issuance of treasury stock                                      (1,203)         (2,126)
Cash dividends paid                                                 (9,688)         (8,399)
                                                                 ---------       ---------
Net cash flows from financing activities                           326,743         254,491
                                                                 ---------       ---------

NET DECREASE IN CASH AND DUE FROM BANKS                             (7,504)        (62,450)
Cash and due from banks at beginning of period                     246,802         246,781
                                                                 ---------       ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                         $ 239,298       $ 184,331
                                                                 =========       =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2003

BUSINESS

         F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Naples, Florida. The Corporation owns and operates regional community banks, an insurance agency, a consumer finance company and First National Trust Company. It has full service banking offices located in Florida, Pennsylvania and Ohio and consumer finance operations in Pennsylvania, Ohio and Tennessee.

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant inter-company balances and transactions have been eliminated.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those expressed or implied.

RECLASSIFICATIONS

         Certain prior year amounts have been reclassified to conform with current year presentation. The reclassification had no impact on total assets, liabilities, stockholders' equity, net income or cash flows.

COMMON STOCK DIVIDEND

         On April 28, 2003, the Corporation declared a 5 percent common stock dividend payable on May 31, 2003 to shareholders of record as of May 15, 2003. Per share amounts have been adjusted for the 5 percent stock dividend declared on April 28, 2003.

MERGERS AND ACQUISITIONS

         On March 31, 2003, the Corporation completed its business combination with Charter Banking Corp. (Charter), a bank holding company headquartered in Tampa, Florida, with assets of $795.6 million. In exchange for all of the outstanding common stock of Charter, the Corporation paid $150.2 million. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $101.9 million in Goodwill and $1.1 million in Core Deposit Intangibles. The transaction was funded primarily through the issuance of $125.0 million of capital securities of a subsidiary trust and $25.2 million from the Corporation's existing lines of credit with several major domestic banks. Charter's banking subsidiary, Southern Exchange Bank, is expected to be merged into the Corporation's existing subsidiary, First National Bank of Florida, during the fourth quarter of 2003. The Corporation incurred and paid merger related costs of $1.0 million in connection with its acquisition of Charter. These costs were related to employment expenses.

         The Corporation regularly evaluates the potential acquisition of, holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

CAPITAL SECURITIES OF SUBSIDIARY TRUST

         During the first quarter of 2003, $125.0 million of corporation-obligated mandatorily redeemable capital securities (capital securities) of a subsidiary trust holding solely junior subordinated debt securities of the Corporation (debentures) were issued by F.N.B. Statutory Trust I (Statutory Trust). The Corporation owns 100% of the common equity of the Statutory Trust. The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Statutory Trust are its sole assets. Distributions on the capital securities issued by the Statutory Trust are payable quarterly at a rate per annum equal to the interest rate being earned on the debentures held by the Statutory Trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the 3-month LIBOR plus 325 basis points. The rate in effect at March 31, 2003 was 4.56%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

         The debentures held by the Statutory Trust qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (FAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" was issued in December 2002. It provides alternative methods of accounting for stock-based employee compensation. In addition, it amends disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation continues to account for its stock-based compensation plans under Opinion 25. Therefore, FAS 148 is not expected to have a material impact on the Corporation's financial results.

         FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" was issued in January 2003. Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Corporation has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. At March 31, 2003, the Corporation had recorded investments in other assets on its balance sheet of approximately $1.4 million associated with these investments. The Corporation currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. While these entities may be considered variable interest entities, they were acquired prior to February 1, 2003 and do not have the characteristics required for consolidation.

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

         The following tables set forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

                                             Three Months Ended
                                                   March 31,
                                       -------------------------------
                                          2003                2002
                                       ------------       ------------
BASIC
Net income                             $     23,328       $     (8,883)
Less:  Preferred stock
  dividends declared                            (54)               (66)
                                       ------------       ------------
Earnings applicable to
  basic earnings per share             $     23,274       $     (8,817)
                                       ============       ============

Average common shares outstanding        46,043,113         45,959,904
                                       ============       ============

Earnings per share                     $        .51       $       (.19)
                                       ============       ============

                                             Three Months Ended
                                                  March 31,
                                       ------------------------------
                                           2003              2002
                                       ------------------------------
DILUTED
Earnings applicable to
  diluted earnings per share           $     23,328      $     (8,883)
                                       ============      ============

Average common shares outstanding        46,043,113        45,959,904
Series A convertible
  preferred stock                            18,825            18,030
Series B convertible
  preferred stock                           254,438           360,442
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                                    579,063           710,161
                                       ------------      ------------
                                         46,895,439        47,048,537
                                       ============      ============

Earnings per share                     $        .50      $       (.19)
                                       ============      ============

STOCK-BASED COMPENSATION

         In accordance with FAS 148, the following table shows pro-forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data).

                                            Three Months Ended
                                                March 31,
                                      ---------------------------
                                         2003               2002
                                      ----------        ---------
Net income (as reported)              $   23,328        $  (8,883)
Compensation expense, net of tax            (505)            (502)
                                      ----------        ---------
Pro forma net income                      22,823           (9,385)

Earnings per share:
 Basic                                       .51            (0.19)
 Basic pro forma                             .50            (0.20)

 Diluted                                     .50            (0.19)
 Diluted pro forma                           .49            (0.20)

Assumptions
 Risk-free interest rate                    2.93%            3.92%
 Dividend yield                             2.95%            3.20%
 Expected stock price volatility            0.21%             .17%
 Expected life (years)                      5.00             5.00
 Fair value of options granted        $     4.30        $    4.56

CASH FLOW INFORMATION

  Following is a summary of supplemental cash flow information (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                         --------------------
                                                          2003          2002
                                                         -------      -------
Cash paid for:
  Interest                                               $31,611      $39,223
  Income taxes                                             3,609        3,287

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans          531          242
  Loans granted in the sale of other real estate              10           10

COMPREHENSIVE INCOME

   The components of comprehensive income, net of related tax, are as follows (in thousands):

                                          Three Months Ended
                                              March 31,
                                       -----------------------
                                         2003           2002
                                       -----------------------
Net income (loss)                      $ 23,328       $ (8,883)
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains
      (losses) arising
      during the period                  (1,857)        (3,939)
  Less:  reclassification
      adjustment for gains
      included in net income               (535)          (115)
                                       --------       --------
Other comprehensive income               (2,392)        (4,054)
                                       --------       --------
Comprehensive income                   $ 20,936       $(12,937)
                                       ========       ========

BUSINESS SEGMENTS

         The Corporation operates in three reportable segments: community banks, insurance agencies and consumer finance. The Corporation's community bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community bank subsidiaries offer various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance agencies are full-service insurance agencies offering all lines of commercial and personal insurance through major carriers. The Corporation's consumer finance subsidiary is primarily involved in making personal installment loans to individuals with approximately 15 percent of its volume being derived from the purchase of installment sales finance contracts from retail merchants. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices as well as select financial service centers in Florida. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

At or for the three months          Community    Insurance   Finance      All
  ended March 31, 2003                Banks      Agencies    Company     Other      Consolidated
                                    ----------   ---------   --------  ---------    ------------
Interest income                     $   95,828   $      54   $  7,071  $   1,557    $    104,510
Interest expense                        30,560          16      1,443       (646)         31,373
Provision for loan losses                4,469                  1,390                      5,859
Non-interest income                     20,475       7,290        468      3,803          32,036
Non-interest expense                    48,156       5,966      3,118      8,298          65,538
Merger expenses                                                            1,014           1,014
Intangible amortization                    717          81                    23             821
Income tax expense (benefit)            10,349         553        583     (1,037)         10,448
Net income (loss)                       22,770         809      1,004     (1,255)         23,328
Total assets                         7,749,576      34,895    145,552    147,987       8,078,010
Goodwill                               175,531      12,972      1,809                    190,312

At or for the three months          Community    Insurance   Finance      All
   ended March 31, 2002               Banks      Agencies    Company     Other      Consolidated
                                    ----------   ---------   --------  ---------    ------------
Interest income                     $   99,459   $      28   $  6,870  $    (314)   $    106,043
Interest expense                        36,318          28      1,715        477          38,538
Provision for loan losses                2,767                  1,424                      4,191
Non-interest income                     14,609       8,156        479      4,700          27,944
Non-interest expense                    66,795       5,674      3,253     26,508         102,230
Merger expenses                         22,250                    126     19,479          41,855
Intangible amortization                    767          16         31         23             837
Income tax expense (credit)              3,109         969        357     (6,524)         (2,089)
Net income (loss)                        5,079       1,513        600    (16,075)         (8,883)
Total assets                         6,555,419      30,748    141,456      3,878       6,731,501
Goodwill                                69,240      12,132      1,778                     83,150

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
F.N.B. Corporation

We have reviewed the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (Company) as of March 31, 2003 and 2002, and the related consolidated statements of income and cash flows for the three-month periods then ended. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of F.N.B. Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 8, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ERNST & YOUNG LLP

Birmingham, Alabama
April 17, 2003

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

         Net income was $23.3 million for the first three months of 2003 compared to a net loss of $8.9 million for the first three months of 2002. Diluted earnings per share were $.50 for the first three months of 2003 compared to a net loss of $.19 for the period ending March 31, 2002. Earnings for the three months ended March 31, 2003 and 2002, were reduced by pre-tax merger expenses of $1.0 million and $41.9 million, or $.01 and $.65 per diluted share on an after tax basis, respectively. These per share amounts have been adjusted for the 5 percent stock dividend declared on April 28, 2003, that is payable on May 30, 2003 to shareholders of record on May 15, 2003.

         HIGHLIGHTS FOR THE FIRST THREE MONTHS OF 2003 INCLUDE:

         -        NET INCOME OF $23.3 MILLION OR $.50 PER DILUTED SHARE.

         - A RETURN ON AVERAGE ASSETS OF 1.33% AND A RETURN ON AVERAGE EQUITY OF 15.6%.

         - AN INCREASE OF 5.5% OR $1.3 MILLION IN FEE INCOME, WHICH CONSISTS OF SERVICE CHARGES, INSURANCE PREMIUMS, COMMISSIONS AND TRUST REVENUES.

         - A 7.3% INCREASE IN AVERAGE NET INTEREST EARNING ASSETS AND AN INCREASE IN THE NET INTEREST MARGIN TO 4.70% COMPARED TO 4.68% FOR THE THREE MONTHS ENDED MARCH 31, 2003.

         - CONTINUED STRONG ASSET QUALITY AS NON-PERFORMING ASSETS AS A PERCENTAGE OF TOTAL ASSETS WAS .45%.

         -        COMPLETION OF THE ACQUISITION OF CHARTER BANKING CORP.

CRITICAL ACCOUNTING POLICIES

         The Corporation's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting Policies" in the Corporation's 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Corporation considers its policies on the accounting for the allowance for loan losses, loans held for sale and goodwill to be critical accounting policies. These policies require the use of estimates, judgements and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Corporation's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Corporation's future financial condition and results of operations.

FIRST THREE MONTHS OF 2003 AS COMPARED TO FIRST THREE MONTHS OF 2002:

         The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

                                               2003                             2002
                                  ------------------------------   -------------------------------
                                   Average                Yield/     Average                Yield/
Three Months Ended March           Balance     Interest    Rate      Balance     Interest    Rate
                                  ----------   --------   ------   -----------   --------   ------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                       $    4,913   $      8      .65%  $     8,963   $     41     1.83%
Federal funds sold                     9,054         26     1.15       147,955        688     1.86
Securities:
 Taxable                             920,628     10,986     4.84       735,576     10,495     5.79
 Non-taxable (1)                     219,934      3,684     6.70       198,708      3,243     6.53
Loans (1) (2)                      5,269,672     91,092     7.01     4,889,134     93,040     7.72
                                  ----------   --------            -----------   --------
  Total interest
   earning assets                  6,424,201    105,796     6.68     5,980,336    107,507     7.29
                                  ----------   --------            -----------   --------
Cash and due from banks              191,142                           196,719
Allowance for loan losses            (69,408)                          (66,804)
Premises and equipment               164,053                           151,856
Other assets                         415,942                           360,608
                                  ----------                       -----------
                                  $7,125,930                       $ 6,622,715
                                  ==========                       ===========

LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand          $1,087,747   $  1,723      .64   $   960,770   $  2,152      .91
 Savings                           1,238,287      3,754     1.23     1,074,038      3,892     1.47
 Other time                        2,205,730     18,201     3.35     2,333,300     25,059     4.36
Short-term borrowings                493,898      2,073     1.70       403,050      2,529     2.54
Long-term debt                       460,424      5,536     4.81       342,220      4,906     5.74
Capital securities of
 subsidiary trust                      7,512         86     4.64
                                  ----------   --------            -----------   --------
  Total interest
   bearing liabilities             5,493,598     31,373     2.32     5,113,378     38,538     3.06
                                  ----------   --------            -----------   --------
Non-interest bearing,
 demand deposits                     924,765                           839,563
Other liabilities                    100,209                            90,787
                                  ----------                       -----------
                                   6,518,572                         6,043,728
                                  ----------                       -----------

STOCKHOLDERS' EQUITY                 607,358                           578,987
                                  ----------                       -----------
                                  $7,125,930                       $ 6,622,715
                                  ==========                       ===========

Net interest earning assets       $  930,603                       $   866,958
                                  ==========                       ===========

Net interest income                            $ 74,423                          $ 68,969
                                               ========                          ========
Net interest spread                                         4.36%                             4.23%
                                                            ====                              ====
Net interest margin (3)                                     4.70%                             4.68%
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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the three months ended March 31, 2003, net interest income, on a fully taxable equivalent basis, totaled $74.4 million, as compared to $69.0 million for the three months ended March 31, 2002. Net interest income consisted of interest income of $105.8 million and interest expense of $31.4 million for the first three months of 2003 compared to $107.5 million and $38.5 million for each, respectively, for the first three months of 2002. The yield on interest earning assets decreased by 61 basis points and the rate paid on interest bearing liabilities decreased by 74 basis points. Net interest margin increased from 4.68% at March 31, 2002 to 4.70% at March 31, 2003. Although the current year margin has increased over the same period last year, the Corporation will experience margin compression during the second quarter of 2003. This compression will occur as a result of the Corporation's acquisition of Charter Banking Corp.(Charter), whose historical margin has been significantly lower than the Corporation's, and the downward repricing of interest earning assets at a faster rate than interest bearing liabilities. The impact of future rate changes on the Corporation's net interest income is discussed further within the "Liquidity and Interest Rate Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 (in thousands):

                                        Volume      Rate        Net
                                        -------    -------    -------
INTEREST INCOME
Interest bearing deposits with banks    $   (36)  $    (70)   $  (106)
Federal funds sold                         (471)      (191)      (662)
Securities:
  Taxable                                 1,521       (957)       564
  Non-taxable                               355         86        441
Loans                                    10,726    (12,674)    (1,948)
                                        -------   --------    -------
                                         12,095    (13,806)    (1,711)
                                        -------   --------    -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                   345       (774)      (429)
  Savings                                 2,041     (2,179)      (138)
  Other time                             (1,310)    (5,548)    (6,858)
Short-term borrowings                       976     (1,432)      (456)
Long-term debt                            1,187       (557)       630
Capital securities                           86                    86
                                        -------   --------    -------
                                          3,325    (10,490)    (7,165)
                                        -------   --------    -------
NET CHANGE                              $ 8,770   $ (3,316)   $ 5,454
                                        =======   ========    =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, decreased 2.1% from $93.0 million for the three months ended March 31, 2002 to $91.1 million for the three months ended March 31, 2003. This decrease was solely related to yield as the Corporation's average loans increased by $380.5 million. The yield on loans decreased by 71 basis points from 7.72% to 7.01%.

         Interest expense on deposits decreased $7.4 million or 23.9% for the three months ended March 31, 2003, compared to the same period of 2002, despite an increase in average interest bearing deposits of 3.7% over this same period. The average balances in interest bearing demand deposits and savings deposits increased by $127.0 million and $164.2 million, respectively, while the average balance in time deposits decreased by $127.6 million. The Corporation continued to successfully generate non-interest bearing deposits as such deposits increased by $85.2 million or 10.1% from March 31, 2002 to March 31, 2003. The average balance in short-term borrowing increased by $90.8 million as average repurchase agreements increased $30.3 million and average short-term subordinated notes increased $24.0 million during the first quarter of 2003. Interest expense on long-term debt increased $630,000 from March 31, 2002 as average long-term debt increased $118.2 million.

         The provision for loan losses charged to operations is determined based upon management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses was $5.9 million for the first three months of 2003, as compared to $4.2 million for the first three months of 2002. The allowance for loan losses as a percentage of total loans was 1.31% at March 31, 2003 and December 31, 2002, and 1.35% at March 31, 2002.

         Non-interest income increased 14.6% to $32.0 million during the first three months of 2003 from $27.9 million during the first three months of 2002. The increase in non-interest income was primarily due to an increase in fees, revenue and gains on the sale of mortgage loans originated for sale. Deposit fees and service charges increased 17.0% as compared to the same period of 2002 due to deposit volume growth as well as fee increases. Service charges for the first quarter of 2003 includes $1.5 million in fees from signature based transactions on debit cards. A recent settlement between two major debit card issuers and retailers could result in future reductions of these fees. Securities commissions and fees increased 37.7% to $1.9 million as compared to $1.4 million during the first quarter of 2002. The Corporation recorded $2.7 million in gains on the sale of mortgage loans, a $1.7 million increase over the $1.0 million recorded during the same period of 2002. Income from insurance commissions and fees declined 10.7%, reflecting the loss of commissions on the Professional Employee Organization or employee leasing business.

         Total non-interest expenses decreased $36.7 million from $102.2 million during the first three months of 2002 to $65.5 million during the first three months of 2003, a direct result of the Corporation recognizing pre-tax merger expenses of $41.9 million and $1.0 million during the same periods. Excluding these items, non-interest expenses totaled $64.5 million for the first three months of 2003 and $60.4 million for the first three months of 2002. Salaries and employee benefits were $36.8 million for the three months ended March 31, 2003, a 10.9% increase as compared to three months ended March 31, 2002. The increase is due to annual employee salary increases, commissions paid to mortgage loan originators and higher defined benefit retirement and employee health care costs.

         The Corporation's income tax expense was $10.4 million for the first three months of 2003 compared to an income tax benefit of $2.1 million for the same period of 2002. The effective tax rate of 33.4% for the three months ended March 31, 2002 was lower than the 35.0% federal statutory tax rate due to non-taxable interest and dividend income.

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

         Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. Liquidity sources from liabilities are generated primarily through growth in core deposits, and to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliates have the ability to borrow funds from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. FHLB advances are a competitively priced and reliable source of funds. The Corporation has significant FHLB borrowing capacity available for both general and contingency funding purposes. As of March 31, 2003, outstanding advances were $602.6 million, or 7.5% of total assets while FHLB availability was $1.8 billion, or 22.1% of total assets. The Corporation anticipates funding earning assets through the utilization of FHLB advances.

         The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks totaling $108.0 million, of which $38.0 million was used as of March 31, 2003. The Corporation also issues subordinated debt on a regular basis and has access to the capital markets.

         The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

         The Corporation continued to expand its activities in originating mortgage loans for resale in the secondary market as the decline in mortgage interest rates resulted in an increase in origination volumes. Originations of mortgage loans totaled $134.3 million for the first three months of 2003. Core deposits grew $292.8 million during the first three months of 2003 providing the primary source of financing for the Corporation's lending and investing activities. In addition to funds from the growth in core deposits, the Corporation utilized long-term FHLB advances to finance the purchase of certain investment securities.

         During the first quarter of 2003, the Corporation completed the acquisition of Charter. The $150.2 million cash transaction was primarily financed through the issuance of $125.0 million of capital securities of a subsidiary trust and $25.2 million from the Corporation's existing lines of credit with several major domestic banks.

         The Corporation repurchases shares of its common stock for re-issuance under various employee benefit plans and the Corporation's dividend reinvestment plan. During the first quarter of 2003, the Corporation purchased treasury shares totaling $5.4 million and received $6.3 million upon issuance. In addition, the Corporation's Board of Directors approved a plan to repurchase approximately 288,000 shares of its common stock to be issued in connection with the redemption of its Series A and Series B preferred stock. The Corporation plans to use its existing lines of credit with several major domestic banks to finance the purchase of its common stock. The redemption of the preferred stock is expected to be completed by June 30, 2003. As of March 31, 2003, the Corporation purchased treasury shares totaling $2.8 million for the redemption of the preferred stock.

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

         The gap analysis below measures the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing over a one year period was 1.15 at March 31, 2003, as compared to 1.06 at March 31, 2002. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, assuming the current interest rate environment.

         Following is the gap analysis as of March 31, 2003 (in thousands):

                                          Within        4-12          1-5          Over
                                         3 Months      Months        Years        5 years       Total
                                        ----------   ----------    ----------   -----------   ----------
INTEREST EARNING ASSETS
Interest bearing deposits
  with banks                            $    2,887   $      100                               $    2,987
Federal funds sold                           1,246                                                 1,246
Securities                                 171,123      485,691    $  768,830   $   295,868    1,721,512
Loans, net of unearned                   1,786,550    1,154,965     2,204,001       292,332    5,437,848
                                        ----------   ----------    ----------   -----------   ----------
                                         1,961,806    1,640,756    2,972,831        588,200    7,163,593
Other assets                                                                        914,417      914,417
                                        ----------   ----------    ----------   -----------   ----------
                                        $1,961,806   $1,640,756    $2,972,831   $ 1,502,617   $8,078,010
                                        ==========   ==========    ==========   ===========   ==========

INTEREST BEARING LIABILITIES
Deposits:
  Interest checking                     $  326,566                              $   822,384   $1,148,950
  Savings                                  433,043                                  919,244    1,352,287
  Time deposits                            533,211   $1,170,537    $  831,218         3,148    2,538,114
Borrowings                                 597,321       63,243       255,984       389,766    1,306,314
                                        ----------   ----------    ----------   -----------   ----------
                                         1,890,141    1,233,780     1,087,202     2,134,542    6,345,665
Other liabilities                                                                 1,123,704    1,123,704
Stockholders' equity                                                                608,641      608,641
                                        ----------   ----------    ----------   -----------   ----------
                                        $1,890,141   $1,233,780    $1,087,202    $3,866,887   $8,078,010
                                        ==========   ==========    ==========   ===========   ==========

PERIOD GAP                              $   71,665    $ 406,976    $1,885,629   $(2,364,270)
                                        ==========   ==========    ==========   ===========

CUMULATIVE GAP                          $   71,665   $  478,641    $2,364,270
                                        ==========   ==========    ==========

CUMULATIVE GAP AS A PERCENT
  OF TOTAL ASSETS                              .89%        5.93%        29.27%
                                        ==========   ==========    ==========
RATE SENSITIVE ASSETS/RATE SENSITIVE
  LIABILITIES (CUMULATIVE)                    1.04         1.15          1.56          1.13
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

                                                 MARCH 31,
                                           --------------------
                                             2003          2002
                                           ------          ----
Net interest income change (12 months):
  - 100 bp shock vs. stable rate            (3.4)%        (2.3)%
  + 200 bp shock vs. stable rate             2.8 %         1.1 %

Economic value of equity:
  - 100 bp shock vs. stable rate           (11.2)%        (5.7)%
  + 200 bp shock vs. stable rate             4.4 %         0.9 %

         The preceding measures indicate that the ALCO has developed a more asset-sensitive interest rate risk position due to the general expectation that long-term market interest rates will rise. An asset-sensitive position means that income should be higher if rates increase and lower if rates decline versus income under stable rates. This position resulted mainly from the lengthening of time deposits, the emphasis of adjustable-rate loans and an increase in non-maturity deposits (which are generally less rate-sensitive than other funding sources). In the table above, the impact of declining rates is increased by the limited ability to lower certain deposit rates further and an increase in mortgage-related assets.

         The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon the Corporation's experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results.In addition, the preceding measures assumed no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in market rates of interest.

LOANS

         Following is a summary of loans (in thousands):

                                           MARCH 31,    DECEMBER 31,
                                             2003           2002
                                          ----------    ------------
Real estate:
  Residential                             $2,000,477    $  1,947,529
  Commercial                               1,588,390       1,465,903
  Construction                               283,658         287,560
Installment loans to individuals             864,036         910,868
Commercial, financial and agricultural       667,305         620,489
Lease financing                               48,395          63,901
Unearned income                              (33,174)        (75,746)
                                          ----------    ------------
                                          $5,419,087    $  5,220,504
                                          ==========    ============

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

         Following is a summary of non-performing assets (dollars in thousands):

                                                     MARCH 31,    DECEMBER 31,
                                                        2003          2002
                                                     ----------   ------------
Non-performing assets:
  Non-accrual loans                                  $   26,301        $22,294
  Restructured loans                                      5,975          5,915
                                                     ----------   ------------
    Total non-performing loans                           32,276         28,209
  Other real estate owned                                 3,995          4,729
                                                     ----------   ------------
    Total non-performing assets                      $   36,271        $32,938
                                                     ==========   ============

Asset quality ratios:
  Non-performing loans as percent of total loans            .60%           .54%
  Non-performing assets as percent of total assets          .45%           .46%

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

         Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                          Three Months Ended
                                                 March
                                          ------------------
                                           2003       2002
                                          -------   --------
Balance at beginning of period            $68,406   $ 65,059
Addition from acquisition                   2,506      1,389

Charge-offs                                (6,341)    (5,257)
Recoveries                                    770        899
                                          -------   --------
  Net charge-offs                          (5,571)    (4,358)
Provision for loan losses                   5,859      4,191
                                          -------   --------
Balance at end of period                  $71,200   $ 66,281
                                          =======   ========

Allowance for loan losses to:
  Total loans, net of unearned income        1.31%      1.35%
  Non-performing loans                     220.60%    231.71%

CAPITAL RESOURCES AND REGULATORY MATTERS

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence. Capital management is a continuous process. The Corporation has an existing registration statement for the Corporation's subordinated notes which are issued through its finance company subsidiary, Regency Finance Company (Regency). The net proceeds from the issuance of the subordinated notes are used to finance Regency's lending and purchasing activities. In addition, the Corporation has an effective $200.0 million shelf registration with the Securities and Exchange Commission. The Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or capital securities of a subsidiary trust in one or more offerings. During the first quarter of 2003, $125.0 million of capital securities of a subsidiary trust were issued in private placements. These capital securities qualify as tier I capital under Federal Reserve Board guidelines.

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

         As of December 31, 2002, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of March 31, 2003, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of March 31, 2003 for the Corporation (dollars in thousands):

                                                 Well Capitalized   Minimum Capital
                                     Actual        Requirements       Requirements
                              ----------------   ----------------   ----------------
                               Amount    Ratio    Amount    Ratio    Amount   Ratio
                              --------  ------   --------   -----   --------  ------
Tier 1 Capital (Leverage)     $510,095     7.4%  $344,996     5.0%  $275,997    4.0%
  (to average assets)
Total Capital                  587,889    10.7%   551,471    10.0%   441,177    8.0%
  (to risk-weighted assets)
Tier 1 Capital                 510,095     9.2%   330,883     6.0%   220,588    4.0%
  (to risk-weighted assets)

         Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation and its banking subsidiaries' capital amounts and classifications are also subject to qualitative judgments by the regulators regarding components, risk weightings and other factors.

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Certain statements in this Form 10-Q are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Corporation's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to publicly update or revise it forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

         The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

         An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Corporation's internal controls over financial reporting since December 31, 2002.

PART II

ITEM 1.           LEGAL PROCEEDINGS

         The Corporation established a litigation reserve in 2001 by recording a pre-tax charge of approximately $4.0 million to cover estimated legal expenses associated with five cases filed against one of its subsidiary banks. The plaintiffs alleged that a third-party independent administrator misappropriated funds from their individual retirement accounts held by the subsidiary bank. As of March 31, 2003, the Corporation has settled all of these asserted claims at an aggregate cost to the Corporation of approximately $3.5 million. The Corporation believes the remaining reserve will be sufficient for all costs associated with the litigation, including legal costs, unasserted claims, settlements and adverse judgements.

         The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Other real estate owned includes a property which is subject to litigation. Should the outcome be adverse, the value of the property will be impaired and other costs may be increased. Management, after consultation with outside legal counsel, does not at the present time anticipate the ultimate aggregate liability arising out of such pending and threatened lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operation in any future reporting period.

ITEM 2.           CHANGES IN SECURITIES

         Not applicable

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.           OTHER INFORMATION

         The Secretary of the Corporation must receive written notice of any proposal submitted by a shareholder of the Corporation for consideration at the Annual Meeting of Shareholders on or prior to the date which is 120 days prior to the date on which the Corporation first mailed its proxy materials for the prior year's Annual Meeting of Shareholders. Accordingly, any shareholder proposal must be submitted to the Corporation by November 19, 2003 to be considered at the 2004 Annual Meeting of Shareholders.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  15       Letter Re: Unaudited Interim Financial Information

                  99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.2 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K

                  The Corporation filed the following reports on Form 8-K during the first quarter of 2003:

                  March 4, 2003 - The Corporation reported its issuance of a press release announcing plans to redeem its Preferred Series A and Preferred Series B stock and approval by Corporation's Board of Directors to repurchase approximately 288,000 shares of the Corporation's common stock to be issued for the redemption.

                  February 3, 2003 - The Corporation reported its issuance of a press release announcing it had signed a definitive agreement to acquire all of the outstanding shares of Charter Banking Corp., the holding company for Southern Exchange Bank based in Tampa, Florida.

                  January 16, 2003 - The Corporation reported its issuance of a press release announcing its financial results for the quarter and year ended December 31, 2002

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           F.N.B. Corporation
                                           -------------------------------------
                                           (Registrant)

Dated: May 15, 2003                        /s/Gary L. Tice
                                           -------------------------------------
                                           Gary L. Tice

                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: May 15, 2003                        /s/Thomas E. Fahey
                                           -------------------------------------
                                           Thomas E. Fahey
                                           Executive Vice President and
                                           Chief Financial Officer
                                          (Principal Financial Officer)