Form 10-K/A
period 2002-12-31
FNB CORP/FL/
filed 2003-05-23
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A
                                Amendment No. 1


(Mark One)
   [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended DECEMBER 31, 2002
                          -----------------

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from ------------- to ----------------

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

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes  X   No
                                       ---

The registrant estimates that as of April 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported by the Nasdaq National Market for such date, was approximately $1,336,596,086.


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:
                    ----------------------------------------

As of April 30, 2003, the registrant had outstanding 43,945,293 shares of common stock having a par value of $0.01 per share.

F.N.B. Corporation's original Form 10-K, filed on March 18, 2003, is hereby amended to incorporate new disclosure rules adopted by the Securities and Exchange Commission (SEC), which were finalized on March 28, 2003. This amendment addresses SEC comments on the original Form 10-K resulting from review of an updated S-3 shelf registration statement. This amendment contains enhanced disclosures and does not change the previously reported net income or financial position of F.N.B. Corporation. In addition, earnings, cash dividends and book value per share were adjusted to reflect the impact of the 5% stock dividend declared April 28, 2003.



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


Index to Exhibits                                                               IV-3

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


     During 2002, the Corporation completed business combinations with two community banks, Promistar Financial Corporation (Promistar), a bank holding company headquartered in Johnstown, Pennsylvania, and Central Bank Shares, Inc. (Central), a bank holding company headquartered in Orlando, Florida. Promistar's banking affiliate, Promistar Bank, was merged into an existing subsidiary of the Corporation, First National Bank of Pennsylvania (FNBPA). Central's banking affiliate, Bank of Central Florida, was merged into an existing subsidiary of the Corporation, First National Bank of Florida (FNBFL). Additionally, the Corporation acquired Blackwood Insurance Agency (Blackwood), an independent insurance agency in Chippewa Township, Pennsylvania. Blackwood was merged into the Corporation's existing insurance agency, Roger Bouchard Insurance, Inc.


     During 2002, the Corporation consolidated the operations of its Pennsylvania insurance agency subsidiary, Gelvin, Jackson & Starr, Inc., into its Florida insurance agency, Roger Bouchard Insurance, Inc. In addition, the Corporation consolidated its Ohio banking subsidiary, Metropolitan National Bank (Metropolitan), into its existing Pennsylvania banking subsidiary, FNBPA.


     On March 31, 2003, the Corporation completed its business combination with Charter Banking Corp. (Charter), the bank holding company for Southern Exchange Bank headquartered in Tampa, Florida with assets of more than $795.6 million. The $150.2 million cash transaction was funded through the issuance of $125.0 million in trust preferred securities and $25.2 million from the Corporation's existing lines of credit with several major domestic banks. The transaction resulted in the recognition of approximately $101.9 million of goodwill and $1.1 million in core deposit intangible. Charter's banking affiliate, Southern Exchange Bank, will be merged into FNBFL during the fourth quarter of 2003.


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

OPERATIONS OF THE BANK SUBSIDIARIES

     The Corporation's bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. The Corporation's bank subsidiaries originate certain residential mortgage loans for sale in the secondary mortgage loan market. These loans are originated in accordance with prudent underwriting standards, collateralized by one-to-four family residential real estate and typically sold with servicing rights released. In addition to traditional banking products, the Corporation's bank subsidiaries offer various alternative investment products, including mutual funds and annuities.


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


SARBANES-OXLEY ACT


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

   (a) 3. EXHIBITS


          The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-3 and is incorporated herein by reference.


   (b)    REPORTS ON FORM 8-K

          No reports on Form 8-K were filed during the fourth quarter of 2002.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       F.N.B. CORPORATION


Dated May 23, 2003                     By /s/ Gary L. Tice
                                          -------------------------------------
                                          Gary L. Tice,
                                          President and Chief Executive Officer


Dated May 23, 2003                     By /s/ Thomas E. Fahey
                                          --------------------------------------
                                          Thomas E. Fahey,
                                          Executive Vice President and
                                          Chief Financial Officer

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


10.20. Employment Agreement between F.N.B. Corporation and Garrett S. Richter. (incorporated by reference to Exhibit 10.20 of the Corporation's Form 10-K filed March 18, 2003 amended hereby).

12.1 Statement regarding computation of ratios. (incorporated by reference to Exhibit 12.1 of the Corporation's Form 10-K filed March 18, 2003 amended hereby).


13     Annual Report to Stockholders. (filed herewith).


21 Subsidiaries of the Registrant. (incorporated by reference to Exhibit 21 of the Corporation's Form 10-K filed March 18, 2003 amended hereby).

23.1.  Consent of Ernst & Young LLP, Independent Auditors.  (filed herewith).


23.2. Consent of PricewaterhouseCoopers LLP, Independent Accountants. (filed herewith).

99.1   Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
       Section 906 of the Sarbannes Oxley Act of 2002. (filed herewith).

99.2 Report of Independent Auditors, PricewaterhouseCoopers LLP, for the 2000 Audit of Promistar Financial Corporation. (incorporated by reference to
       Exhibit 99.2 of the Corporation's Form 10-K filed March 18, 2003 amended hereby).

99.3 Code of Ethics. (incorporated by reference to Exhibit 99.3 of the Corporation's Form 10-K filed March 18, 2003 amended hereby).

99.4 Code of Conduct for Senior Executives and Financial Managers. (incorporated by reference to Exhibit 99.4 of the Corporation's Form 10-K filed March 18, 2003 amended hereby).

99.5 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)


     Copies of any exhibits will be furnished to shareholders upon request. Requests should be directed to F.N.B. Shareholder Services, P.O. Box 11929, Naples, Florida 34108.