Form 10-Q
period 2003-06-30
FNB CORP/FL/
filed 2003-08-14
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                     OR
For the quarterly period ended June 30, 2003
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to ___________________
Commission file number 0-8144

                                   F.N.B. CORPORATION
(Exact name of registrant as specified in its charter)

               Florida                       25-1255406________________________
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

                      2150 Goodlette Road North, Naples, FL 34102______________ (Address of principal executive offices) (Zip Code)

                                     (239) 262-7600____________________________
(Registrant's telephone number, including area code)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                    Outstanding at July 31,2003
          -------                                   ---------------------------
Common Stock, $0.01 Par Value                             46,197,706 Shares

F.N.B. CORPORATION AND SUBSIDIARIES
FORM 10-Q
June 30, 2003
INDEX

PART I - FINANCIAL INFORMATION                                          PAGE

Item 1.  Financial Statements

           Consolidated Balance Sheets                                     2
           Consolidated Statements of Income                               3
           Consolidated Statements of Cash Flows                           4
           Notes to Consolidated Financial Statements                      5
           Independent Accountants' Review Report                         13

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        14

Item 3.  Quantitative and Qualitative Disclosure of Market Risk           24

Item 4.  Controls and Procedures                                          24

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                24

Item 2.  Changes in Securities                                            25

Item 3.  Defaults Upon Senior Securities                                  25

Item 4.  Submission of Matters to a Vote of Security Holders              25

Item 5.  Other Information                                                25

Item 6.  Exhibits and Reports on Form 8-K                                 25

Signatures                                                                27

Exhibits                                                                  28

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par values and share data
Unaudited
                                                        June 30,    December 31,
                                                          2003          2002
                                                       ----------   -----------
ASSETS
Cash and due from banks                                $  250,532    $  246,802
Interest bearing deposits with banks                        5,602         3,778
Federal funds sold                                          4,200         8,981
Mortgage loans held for sale                               27,369        24,177
Securities available for sale                           1,717,881     1,026,191
Securities held to maturity (fair
  value of $46,269 and $50,517)                            44,359        48,992
Loans, net of unearned income of $31,264
  and $75,746                                           5,544,317     5,220,504
Allowance for loan losses                                 (72,076)      (68,406)
                                                        ---------     ---------
    NET LOANS                                           5,472,241     5,152,098
                                                        ---------     ---------

Premises and equipment                                    205,397       163,709
Goodwill                                                  190,304        88,425
Other assets                                              348,511       327,079
                                                        ---------     ---------
    TOTAL ASSETS                                       $8,266,396    $7,090,232
                                                       ==========    ==========

LIABILITIES
Deposits:
  Non-interest bearing                                 $1,043,443    $  924,090
  Interest bearing                                      5,071,602     4,502,067
                                                        ---------     ---------
    TOTAL DEPOSITS                                      6,115,045     5,426,157

Other liabilities                                          90,892        99,052
Short-term borrowings                                     713,401       515,780
Long-term debt                                            591,183       450,647
Mandatorily redeemable capital securities
  of subsidiary trusts                                    125,000             -
                                                        ---------     ---------
    TOTAL LIABILITIES                                   7,635,521     6,491,636
                                                        ---------     ---------

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 20,000,000 shares
  Issued - -0- and 118,025 shares
  Aggregate liquidation value - $0.00 and $2,951                -             1
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 46,354,886 and 44,162,460 shares                   464           442
Additional paid-in capital                                584,271       516,186
Retained earnings                                          27,040        73,363
Accumulated other comprehensive income                     26,370        17,335
Treasury stock - 242,892 and 300,425 shares at cost        (7,270)       (8,731)
                                                         --------     ---------
    TOTAL STOCKHOLDERS' EQUITY                            630,875       598,596
                                                         --------     ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $8,266,396    $7,090,232
                                                       ==========    ==========



Note: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited                                  THREE MONTHS ENDED   SIX MONTHS ENDED
                                                June 30,            June 30,
                                             2003      2002     2003       2002
                                          --------  --------   -------- --------
INTEREST INCOME
Loans, including fees                     $ 90,019  $ 93,103   $180,783 $185,722
Securities:
  Taxable                                   16,290    10,195     27,502   20,196
  Nontaxable                                 1,793     1,979      3,658    4,025
  Dividends                                    784       459      1,419    1,108
Other                                          105       525        139    1,253
                                           -------   -------    -------  -------
    TOTAL INTEREST INCOME                  108,991   106,261    213,501  212,304
                                           -------   -------    -------  -------

INTEREST EXPENSE
Deposits                                    25,073    29,188     48,751   60,291
Short-term borrowings                        2,639     3,188      4,712    5,717
Long-term debt                               5,997     4,689     11,533    9,595
Capital securities of subsidiary trust       1,434         -      1,520        -
                                            ------    ------    -------  -------
    TOTAL INTEREST EXPENSE                  35,143    37,065     66,516   75,603
                                            ------    ------    -------  -------
    NET INTEREST INCOME                     73,848    69,196    146,985  136,701
Provision for loan losses                    5,731     4,502     11,590    8,693
                                            ------    ------    -------  -------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES             68,117    64,694    135,395  128,008
                                            ------    ------    -------  -------

NON-INTEREST INCOME
Service charges                             13,499    11,663     25,923   22,285
Insurance premiums, commissions and fees     8,984     8,448     17,447   17,920
Securities commissions and fees              2,180     2,303      4,084    3,686
Trust                                        2,675     2,342      5,067    4,739
Gain on sale of securities                     874       465      1,567      640
Gain on sale of mortgage loans               3,590     1,321      6,298    2,368
Other                                        3,558     3,521      7,010    6,369
                                            ------    ------     ------   ------
    TOTAL NON-INTEREST INCOME               35,360    30,063     67,396   58,007
                                           -------    ------    -------  -------
                                           103,477    94,757    202,791  186,015
                                           -------    ------    -------  -------
NON-INTEREST EXPENSES
Salaries and employee benefits              38,141    33,011     74,908   66,153
Net occupancy                                5,397     4,403     10,448    8,797
Equipment                                    6,231     5,007     11,687   10,018
Merger                                           -         -      1,014   41,855
Other                                       18,074    17,560     35,324   35,388
                                           -------   -------    -------  -------
    TOTAL NON-INTEREST EXPENSES             67,843    59,981    133,381  162,211
                                           -------   -------    -------  -------
    INCOME BEFORE INCOME TAXES              35,634    34,776     69,410   23,804
Income taxes                                10,978    10,827     21,426    8,738
                                           -------   -------    -------   ------
    NET INCOME                            $ 24,656  $ 23,949     47,984   15,066
                                          ========  ========     ======   ======

NET INCOME PER COMMON SHARE: *
  Basic                                       $.54     $ .52       1.04    $ .33
                                              ====     =====       ====    =====
  Diluted                                     $.53     $ .51       1.02    $ .32
                                              ====     =====       ====    =====

CASH DIVIDENDS PER COMMON SHARE *             $.24     $ .21      $ .45    $ .39
                                              ====     =====      =====    =====

* Prior period per share amounts have been restated to reflect the 5 percent stock dividend declared on April 28, 2003.
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited                                                     SIX MONTHS ENDED
                                                                   JUNE 30,
                                                             2003         2002
                                                          ---------   ---------
OPERATING ACTIVITIES
Net income                                                $  47,984   $  15,066
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            13,032       8,663
    Provision for loan losses                                11,590       8,693
    Deferred taxes                                            3,398     (14,615)
    Net gain on sale of securities                           (1,567)       (640)
    Net gain on sale of mortgage loans                       (6,298)     (2,355)
    Proceeds from sale of mortgage loans                    294,750      95,496
    Mortgage loans originated for sale                     (291,644)    (94,678)
    Net change in:
      Interest receivable                                    (1,357)        156
      Interest payable                                         (103)     (2,996)
    Other, net                                              (24,414)      2,324
                                                           --------    --------
      Net cash flows from operating activities               45,371      15,114
                                                           --------    --------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                       (1,824)      1,236
  Federal funds sold                                          6,027      98,421
  Loans                                                    (161,654)   (177,454)
Securities available for sale:
  Purchases                                                (918,618)   (177,649)
  Sales                                                     343,892     154,803
  Maturities                                                354,217     166,808
Securities held to maturity:
  Purchases                                                       -      (6,141)
  Maturities                                                  4,633       5,528
Increase in premises and equipment                          (10,716)    (15,713)
Increase in intangibles                                           -     (47,720)
Net cash paid for mergers and acquisitions                 (141,713)    (50,761)
                                                           --------   ---------
      Net cash flows from investing activities             (525,756)    (48,642)
                                                           --------   ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW            334,969     148,248
  Time deposits                                            (127,582)   (119,234)
  Short-term borrowings                                     190,433       6,288
Increase in long-term debt                                  101,239       3,242
Decrease in long-term debt                                 (115,203)    (12,991)
Increase in capital securities of subsidiary trust          125,000           -
Net acquisition of treasury stock                            (3,997)     (2,105)
Cash dividends paid                                         (20,744)    (18,157)
                                                            -------    --------
Net cash flows from financing activities                    484,115       5,291
                                                            -------    --------

NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS            3,730     (28,237)
Cash and due from banks at beginning of period              246,802     246,781
                                                           --------    --------
CASH AND DUE FROM BANKS AT END OF PERIOD                  $ 250,532   $ 218,544
                                                          =========   =========
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2003

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

COMMON STOCK DIVIDEND

      On April 28, 2003, the Corporation declared a 5 percent common stock dividend payable on May 31, 2003 to shareholders of record as of May 15, 2003. As a result of the stock dividend, the Corporation issued 2,189,180 shares of its common stock. The stock dividend increased additional paid in capital and decreased retained earnings by $65.3 million. Prior period per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on April 28, 2003.

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

CAPITAL SECURITIES OF SUBSIDIARY TRUST

         During the first quarter of 2003, $125.0 million of corporation-obligated mandatorily redeemable capital securities (capital securities) of a subsidiary trust holding solely junior subordinated debt securities of the Corporation (debentures) were issued by F.N.B. Statutory Trust I
(Statutory Trust). The Corporation owns 100% of the common equity of the Statutory Trust. The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Statutory Trust are its sole assets. Distributions on the capital securities issued by the Statutory Trust are payable quarterly at a rate per annum equal to the interest rate being earned on the debentures held by the Statutory Trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.
The capital securities bear interest at a floating rate per annum equal to the 3-month LIBOR plus 325 basis points. The rate in effect at June 30, 2003 was 4.35%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

         The debentures held by the Statutory Trust qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.

PREFERRED STOCK REDEMPTION

         The Corporation completed the planned redemption of its Preferred Series A and Preferred Series B stock during the second quarter of 2003. In connection with the redemption, the Corporation issued shares of its common stock out of treasury stock for the remaining outstanding preferred stock.
The Corporation issued 15,882 and 264,568 shares of its common stock for the remaining 19,174 and 98,851 shares of Preferred Series A and Preferred Series B, respectively.

NEW ACCOUNTING STANDARDS

           FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" was issued in November 2002. Interpretation 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, liability, or an equity security of the guaranteed
party.   In connection with the adoption of Interpretation 45, the Corporation began recording a liability and an offsetting asset for the fair value of any standby letters of credit it issues. The impact of the adoption of this new accounting standard was not material to the financial condition or results of operations of the Corporation.

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

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" was issued in January 2003. Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that is acquired before February 1, 2003. The Corporation has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. At June 30, 2003, the Corporation had recorded investments in other assets on its balance sheet of approximately $1.8 million associated with these investments. The Corporation currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. While these entities may be considered variable interest entities, the Corporation's interest in these entities were acquired prior to February 1, 2003. The Corporation is completing its analysis to determine whether these entities should be consolidated.

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

                                       Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                       2003        2002       2003        2002
                                   ----------   ---------  ---------  ----------
Basic
Net income                         $   24,656   $  23,949   $ 47,984   $ 15,066
Less:  Preferred stock
  dividends declared                       (8)        (64)       (62)      (131)
                                    ---------    --------   --------    -------
Earnings applicable to
  basic earnings per share         $   24,648   $  23,885  $  47,922   $  14,935
                                   ==========   =========  =========   =========

Average common shares outstanding  46,067,008  46,146,923 46,052,374  46,060,053
                                   ==========  ========== ==========  ==========

Earnings per share                       $.54       $ .52     $ 1.04       $ .32
                                         ====       =====     ======       =====

                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                     2003         2002      2003         2002
                                   ---------   ---------  ----------  ---------
Diluted
Earnings applicable to
  diluted earnings per share        $ 24,656   $  23,949    $ 47,984    $ 15,066
                                    ========   =========    ========    ========

Average common shares
  outstanding                     46,067,008  46,146,923  46,052,374  46,060,053
Series A convertible
  preferred stock                     15,735      17,250      15,735      17,250
Series B convertible
  preferred stock                      2,206     337,441     127,625     348,877
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                             802,811     788,238     692,554     738,095
                                  ----------  ----------  ----------  ----------
                                  46,887,760  47,289,852  46,888,288  47,164,275
                                  ==========  ==========  ==========  ==========
Earnings per share                      $.53        $.51      $ 1.02       $ .32
                                        ====        ====      ======       =====

STOCK-BASED COMPENSATION

         In accordance with FAS 148, the following table shows pro-forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data).

                                       Three Months Ended    Six Months Ended
                                          June 30,              June 30,
                                       2003     2002        2003      2002
                                    --------  --------   --------   ----------

Net income (as reported)            $ 24,656  $ 23,949   $ 47,984    $ 15,066
Compensation expense, net of tax        (505)     (511)    (1,010)     (1,013)
                                     -------   -------    -------     -------
Pro forma net income                  24,151    23,438     46,974      14,053

Earnings per share:
 Basic                                   .54       .52       1.04         .33
 Basic pro forma                         .52       .51       1.02         .30

 Diluted                                 .53       .51       1.02         .32
 Diluted pro forma                       .52       .50       1.00         .30


Assumptions
 Risk-free interest rate                2.93%     3.92%     2.93%       3.92%
 Dividend yield                         2.95%     3.20%     2.95%       3.20%
 Expected stock price volatility         .21%      .17%      .21%        .17%
 Expected life (years)                  5.00      5.00      5.00        5.00
 Fair value of options granted         $4.30     $4.56     $4.30       $4.56

CASH FLOW INFORMATION

         Following is a summary of supplemental cash flow information (in thousands):

                                                             Six Months Ended
                                                                  June 30,
                                                              2003        2002
                                                          --------     --------
Cash paid for:
  Interest                                                $ 66,619     $ 78,599
  Income taxes                                               8,981        5,147

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans           944         2,283
  Loans granted in the sale of other real estate               10           589

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                     Three Months Ended       Six Months Ended
                                           June 30,               June 30,
                                       2003       2002         2003       2002
                                    ---------   --------    --------  ---------
Net income                          $ 24,656    $ 23,949    $ 47,984  $  15,066
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains
     arising during the period        12,134       7,957      10,819      4,386
  Less:  reclassification
      adjustment for gains
      included in net income            (707)       (181)    (1,784)       (664)
                                     -------     -------    -------     -------
Other comprehensive income            11,427       7,776      9,035       3,722
                                     -------     -------    -------     -------
Comprehensive income                $ 36,083    $ 31,725   $ 57,019     $18,788
                                    ========    ========   ========     =======

BUSINESS SEGMENTS
         The Corporation operates in four reportable segments: community banks, trust company, insurance agencies and consumer finance. The Corporation's community bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community bank subsidiaries offer various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The trust company provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. The Corporation's insurance agencies are full-service insurance agencies offering all lines of commercial and personal insurance through major carriers. The Corporation's consumer finance subsidiary is primarily involved in making personal installment loans to individuals with approximately 15 percent of its volume being derived from the purchase of installment sales finance contracts from retail merchants. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices as well as select financial service centers in Florida. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.



At or for the three months        Community Banks          Trust    Insurance    Finance       All
  ended June 30, 2003          Pennsylvania   Florida     Company    Agencies    Company      Other      Consolidated
                               ------------   -------     -------   ---------    -------     ------      ------------

Interest income                 $   58,348 $   43,961     $    2     $    80    $  7,065     $  (465)   $    108,991
Interest expense                    20,826     11,867          5          14       1,263       1,168          35,143
Provision for loan losses            2,519      1,828          -           -       1,384           -           5,731
Non-interest income                 11,576      8,772      4,962       7,561         442       2,047          35,360
Non-interest expense                27,840     23,376      4,440       6,034       3,167       2,986          67,843
Intangible amortization                492        252          3          81           -          20             848
Income tax expense (benefit)         5,445      5,199        192         640         604      (1,102)         10,978
Net income (loss)                   13,294     10,463        327         953       1,089      (1,470)         24,656
Total assets                     4,428,660  3,634,830      6,022      35,393     148,408      13,083       8,266,396
Total loans                      3,126,894  2,324,439          -           -     138,759     (45,775)      5,544,317
Goodwill                            21,832    153,691          -      12,972       1,809           -         190,304
Total deposits                   3,385,192  2,741,165          -           -           -     (11,312)      6,115,045




At or for the three months        Community Banks         Trust    Insurance    Finance      All
  ended June 30, 2002          Pennsylvania  Florida     Company    Agencies    Company      Other      Consolidated
                               ------------  -------     -------   ---------    -------      -----      ------------

Interest income                $  62,182 $   37,740     $     2     $    28    $  6,939     $  (630)   $    106,261
Interest expense                  22,425     12,036           -          27       1,662         915          37,065
Provision for loan losses          1,902      1,346           -           -       1,254           -           4,502
Non-interest income               10,644      5,753       4,719       7,203         422       1,322          30,063
Non-interest expense              27,733     18,559       4,370       5,591       3,136         592          59,981
Intangible amortization              597        224           2          57          31          21             932
Income tax expense (benefit)       6,160      3,897         137         641         476        (484)         10,827
Net income (loss)                 14,608      7,653         214         972         833        (331)         23,949
Total assets                   4,024,493  2,561,733       5,055      32,058     143,113     (17,220)      6,749,232
Total loans                    3,114,091  1,890,245           -           -     134,864     (45,784)      5,093,416
Goodwill                          15,970     51,812           -      14,182       1,747           -          83,711
Total deposits                 3,302,673  2,041,174           -           -           -     (13,523)      5,330,324





At or for the six months          Community Banks          Trust     Insurance   Finance      All
  ended June 30, 2003         Pennsylvania    Florida     Company    Agencies    Company      Other      Consolidated
                              ------------   --------     -------    --------    -------     -------     ------------

Interest income                $  118,187    $  81,989     $    2    $   135    $ 14,136     $  (948)   $    213,501
Interest expense                   41,437       21,816          9         30       2,709         515          66,516
Provision for loan losses           5,256        3,560          -          -       2,774           -          11,590
Non-interest income                24,915       13,869      9,362     14,851         910       3,489          67,396
Non-interest expense               56,475       42,896      8,615     12,000       6,285       7,110         133,381
Intangible amortization               984          477          3        162           -          43           1,669
Merger expense                          -            -          -          -           -       1,014           1,014
Income tax expense (benefit)       11,967        9,026        280      1,194       1,188      (2,229)         21,426
Net income (loss)                  27,967       18,560        460      1,761       2,093      (2,857)         47,984
Total assets                    4,428,660    3,634,830      6,022     35,393     148,408      13,083       8,266,396
Total loans                     3,126,894    2,324,439          -          -     138,759     (45,775)      5,544,317
Goodwill                           21,832      153,691          -     12,972       1,809           -         190,304
Total deposits                  3,385,192    2,741,165          -          -           -     (11,312)      6,115,045



At or for the six months        Community Banks           Trust     Insurance   Finance       All
  ended June 30, 2002        Pennsylvania  Florida       Company    Agencies    Company       Other      Consolidated
                             ------------  -------       -------    ---------   ---------    --------    ------------

Interest income               $  125,277     $ 74,104      $    2     $    56    $ 13,809     $  (944)   $    212,304
Interest expense                  46,740       24,039           -          55       3,377       1,392          75,603
Provision for loan losses          3,404        2,611           -           -       2,678           -           8,693
Non-interest income               19,812       11,194       8,559      15,359         901       2,182          58,007
Non-interest expense              72,802       40,285       8,421      11,265       6,389      23,049         162,211
Intangible amortization            1,206          382           3          73          62          43           1,769
Merger expense                    18,226        4,024         680           -         126      18,799          41,855
Income tax expense (benefit)       7,154        6,012          81       1,610         833      (6,952)          8,738
Net income (loss)                 14,989       12,351          59       2,485       1,433     (16,251)         15,066
Total assets                   4,024,493    2,561,733       5,055      32,058     143,113     (17,220)      6,749,232
Total loans                    3,114,091    1,890,245           -           -     134,864     (45,784)      5,093,416
Goodwill                          15,970       51,812           -      14,182       1,747           -          83,711
Total deposits                 3,302,673    2,041,174           -           -           -     (13,523)      5,330,324


SUBSEQUENT EVENTS

     On July 10, 2003, the Corporation announced a plan to divide the existing Corporation into two separate public companies by spinning off the operations known principally as First National Bank of Florida to existing shareholders through a tax-free dividend. Under the plan, a new bank holding company will be established with headquarters located in Naples, Florida. It is anticipated that shareholders will receive one share of common stock in the newly formed Florida holding company for each share they own in F.N.B. Corporation. The newly formed holding company will own and operate First National Bank of Florida, Roger Bouchard Insurance, Inc. and the Florida operations of the First National Trust Company.

     It is anticipated the remaining segments of the Corporation will continue to operate as F.N.B. Corporation with headquarters being relocated to Hermitage, Pennsylvania. The Corporation will retain and operate First National Bank of Pennsylvania, Regency Finance Company, Gelvin, Jackson & Starr Inc. insurance agency, and the Pennsylvania operations of the First National Trust Company.

     The Corporation estimates it will incur a pre-tax restructuring charge of approximately $30 million to $35 million during the third and fourth quarter of 2003 as a result of the reorganization. The restructuring charge will consist primarily of early retirement and other employment related expenses, involuntary separation costs associated with terminated employees, professional services and write-down of impaired assets. In addition, the Corporation expects to incur a prepayment penalty on refinancing its Federal Home Loan Debt of approximately $20.7 million during the third quarter of 2003. The plan, pending favorable ruling from the Internal Revenue Service and all other necessary regulatory approval, is expected to be consummated in January 2004.

         On July 1, 2003, the Corporation completed its business combination with Lupfer-Frakes Insurance, (Lupfer) an independent insurance agency located in Central Florida. The Corporation paid cash for in exchange for all of the outstanding common stock of Lupfer. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $7.7 million in goodwill and $1.3 million in customer and renewal lists.

                     Independent Accountants' Review Report


The Board of Directors
F.N.B. Corporation

We have reviewed the accompanying consolidated balance sheet of F.N.B. Corporation and subsidiaries (Company) as of June 30, 2003, the consolidated statements of income for the three-month and six-month periods ended June 30, 2003 and 2002, and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of F.N.B. Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated May 22, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                           /s/Ernst & Young LLP



Birmingham, Alabama
August 7, 2003

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

     Net income was $48.0 million for the first six months of 2003 compared to net income of $15.1 million for the first six months of 2002. Diluted earnings per share were $1.02 for the first six months of 2003 compared to $.32 for the six months ended June 30, 2002. During the six months ended
June 30, 2003 and 2002, the Corporation incurred after-tax merger expenses of approximately $700,000 and $30.2 million or $.02 and $.64 per diluted share, respectively. Net income for the three months ended June 30, 2003 was $24.7 million, or $.53 per diluted share, compared to $23.9 million, or $.51 per diluted share, for the three months ended June 30, 2002. Results of operations for the second quarter of 2003 include Charter Banking Corp. (Charter), which was acquired by the Corporation on March 31, 2003. Prior period per share amounts have been adjusted for the 5 percent stock dividend declared on April 28, 2003.

      Highlights for the three and six months ended June 30, 2003 include:


        Net income of $24.7 million or $.53 per diluted share for the three months ended June 30, 2003.

        A return on average assets of 1.20% and a return on average equity of 16.13% for the three months ended June 30, 2003.

        Non-interest income as a percentage of total revenues grew to 32.4% for the three months ended June 30, 2003.

        An increase of 10.4% or $2.6 million over the three months ended
         June 30, 2002, in fee income, which consists of service charges, insurance premiums, commissions and trust revenues.

        A 3.7% increase in average net interest earning assets over the six months ended June 30, 2002.

        Continued strong asset quality as non-performing assets as a percentage of total assets was .47% as of June 30, 2003.

        A decline in net interest margin from 4.69% at June 30, 2002 to 4.38% at June 30, 2003.

CRITICAL ACCOUNTING POLICIES

      The Corporation's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting Policies" in the Corporation's 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The Corporation considers its policies on the accounting for the allowance for loan losses, loans held for sale and goodwill to be critical accounting policies. These policies require the use of estimates, judgments and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Corporation's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Corporation's future financial condition and results of operations.

FIRST SIX MONTHS OF 2003 AS COMPARED TO FIRST SIX MONTHS OF 2002:



        The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):


Six Months Ended June 30,
                                                               2003                                     2002
                                             Average                         Yield/       Average                         Yield/
                                             Balance          Interest        Rate        Balance           Interest      Rate
                                          ------------       ---------     --------      --------           --------     -------

Assets
Interest earning assets:
Interest bearing deposits
 with banks                                 $    4,429        $     19         .87%      $    7,665        $     77        2.03%
Federal funds sold                              20,142             120        1.19          131,966           1,177        1.80
Securities:
 Taxable                                     1,255,433          27,154        4.36          734,560          21,028        5.77
 Non-taxable (1)                               218,488           7,319        6.76          195,920           6,349        6.53
Loans (1) (2)                                5,377,705         181,423        6.80        4,935,971         186,565        7.62
                                             ---------        --------                    ---------        --------
  Total interest
   earning assets                            6,876,197         216,035        6.34        6,006,082         215,196        7.23
                                             ---------        --------                    ---------        --------
Cash and due from banks                        198,438                                      196,662
Allowance for loan losses                      (70,991)                                     (67,421)
Premises and equipment                         182,935                                      154,338
Other assets                                   480,550                                      384,986
                                             ---------                                    ---------
                                            $7,667,129                                   $6,674,647
                                            ==========                                   ==========
Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand                    $1,170,455        $  4,355         .75       $1,023,549        $  4,608         .91
 Savings                                     1,302,734           7,614        1.18        1,062,197           7,838        1.49
 Other time                                  2,335,023          36,782        3.18        2,317,730          47,845        4.16
Short-term borrowings                          568,404           4,712        1.67          400,097           5,717        2.88
Long-term debt                                 537,995          11,533        4.32          339,783           9,595        5.69
Capital securities of
 subsidiary trust                               66,582           1,520        4.60
                                             ---------         -------                   ---------          -------
  Total interest
   bearing liabilities                       5,981,193          66,516        2.24       5,143,356           75,603        2.97
                                             ---------         -------                   ---------          -------
Non-interest bearing,
 demand deposits                               972,233                                      861,571
Other liabilities                              103,376                                       99,869
                                             ---------                                    ---------
                                             7,056,802                                    6,104,796
                                             ---------                                    ---------

Stockholders' equity                           610,327                                      569,851
                                             ---------                                    ---------
                                            $7,667,129                                   $6,674,647
                                            ==========                                   ==========

Net interest earning assets                 $ 895,004                                    $  862,726
                                            =========                                    ==========
Net interest income                                           $149,519                                     $ 139,593
                                                              ========                                     =========
Net interest spread                                                           4.10%                                        4.26%
                                                                              ====                                         ====
Net interest margin (3)                                                       4.38%                                        4.69%
                    ==                                                        ====                                         ====

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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the six months ended June 30, 2003, net interest income, on a fully taxable equivalent basis, totaled $149.5 million, as compared to $139.6 million for the six months ended June 30, 2002. Net interest income consisted of interest income of $216.0 million and interest expense of $66.5 million for the first six months of 2003 compared to $215.2 million and $75.6 million for each, respectively, for the first six months of 2002. The yield on interest earning assets decreased by 89 basis points and the rate paid on interest bearing liabilities decreased by 72 basis points. Net interest margin declined from 4.69% at June 30, 2002 to 4.38% at June 30, 2003. The decline in the margin can be attributed to the acquisition of Charter, which reduced the Corporation's margin for the six months ended June 30, 2003 by 7 basis points, and the acceleration of prepayments and repricing of interest earning assets. Consistent with the industry, the Corporation expects to continue to experience modest margin compression throughout the remainder of 2003 as interest earning assets reprice downward at a faster pace than interest bearing liabilities.
The impact of future rate changes on the Corporation's net interest income is discussed further within the "Liquidity and Interest Rate Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002
(in thousands):


                                          Volume         Rate           Net
                                         --------       -------       -------
Interest Income
Interest bearing deposits with banks      $   (25)      $   (33)      $   (58)
Federal funds sold                           (756)         (301)       (1,057)
Securities:
  Taxable                                   9,347        (3,221)        6,126
  Non-taxable                                 743           227           970
Loans                                      25,393       (30,535)       (5,142)
                                           ------       -------        ------
                                           34,702       (33,863)          839
                                           ------       -------        ------
Interest Expense
Deposits:
  Interest bearing demand                   1,124        (1,377)         (253)
  Savings                                   2,757        (2,981)         (224)
  Other time                                  362       (11,425)      (11,063)
Short-term borrowings                       7,710        (8,715)       (1,005)
Long-term debt                              3,300        (1,362)        1,938
Capital securities                          1,520             -         1,520
                                           ------       -------       -------
                                           16,773       (25,860)       (9,087)
                                           ------       -------       -------
Net Change                                $17,929      $ (8,003)      $ 9,926
                                          =======      ========       =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, decreased 2.8% from $186.6 million for the six months ended June 30, 2002 to $181.4 million for the six months ended June 30, 2003. This decrease was solely related to yield as the Corporation's average loans increased by $441.7 million. The yield on loans decreased by 82 basis points from 7.62% to 6.80%.

         Interest expense on deposits decreased $11.5 million or 19.1% for the six months ended June 30, 2003, compared to the same period of 2002, despite an increase in average interest bearing deposits of 9.2% over this same period.

The average balances in interest bearing demand deposits and savings deposits increased by $146.9 million and $240.5 million, respectively, while the average balance in time deposits increased by $17.3 million. The Corporation continued to successfully generate non-interest bearing deposits as the average balance of such deposits increased by $110.7 million or 12.8% from June 30, 2002 to June 30, 2003. The average balance in short-term borrowings increased by $168.3 million as average repurchase agreements, federal funds purchased and short-term subordinated notes increased $53.6 million, $54.3 million and $21.8 million, respectively. Interest expense on long-term debt increased $1.9 million from June 30, 2002 as average long-term debt increased $198.2 million. In addition, the Corporation incurred $1.5 million in expense on its capital securities of subsidiary trust which were issued March 31, 2003.

         The provision for loan losses charged to operations is determined based upon management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses was $11.6 million for the first six months of 2003, as compared to $8.7 million for the first six months of 2002. The allowance for loan losses as a percentage of total loans was 1.30% at June 30, 2003 and 1.31% at December 31, 2002.

         Non-interest income increased 16.2% to $67.4 million during the first six months of 2003 from $58.0 million during the first six months of 2002. The increase in non-interest income was primarily due to an increase in deposit fees and service charges and gains on the sale of mortgage loans originated for sale. Deposit fees and service charges increased 16.3% as compared to the same period of 2002 due to deposit volume growth as well as fee increases. Service charges for the six months ended June 30, 2003 include $1.5 million in fees from signature based transactions on debit cards. A recent settlement between two major debit card issuers and retailers will result in future reductions of these fees beginning in the third quarter of 2003. Securities commissions and fees increased 10.8% to $4.1 million as compared to $3.7 million during the first six months of 2002. The Corporation recorded $6.3 million in gains on the sale of mortgage loans, a $3.9 million increase over the $2.4 million recorded during the same period of 2002. Income from insurance commissions and fees declined 2.6%, reflecting the loss of commissions on the Professional Employee Organization or employee leasing business.

         Total non-interest expenses decreased $28.8 million from $162.2 million during the first six months of 2002 to $133.4 million during the first six months of 2003, a direct result of the Corporation recognizing pre-tax merger expenses of $41.9 million and $1.0 million during the same periods. Salaries and employee benefits were $74.9 million for the six months ended June 30, 2003, a 13.2% increase as compared to the six months ended June 30, 2002. The increase is due to annual employee salary increases, commissions paid to mortgage loan originators, higher defined benefit retirement and employee health care costs and the inclusion of Charter's results of operations from the date of acquisition.

         The Corporation's income tax expense was $21.4 million for the first six months of 2003 compared to an income tax expense of $8.7 million for the same period of 2002. The effective tax rate of 30.9% for the six months ended June 30, 2003 was lower than the 35.0% federal statutory tax rate due to non-taxable interest and dividend income.

SECOND QUARTER OF 2003 AS COMPARED TO SECOND QUARTER OF 2002

         During the second quarter of 2003, net interest income increased $4.7 million, or 6.7%, over the second quarter of 2002. Total interest income increased $2.7 million, or 2.6%. Total interest expense decreased $1.9 million, or 5.2%, primarily due to a decrease of $4.1 million in interest expense on deposits, despite an increase in the average balance of deposits.

         The provision for loan losses totaled $5.7 million for the second quarter of 2003, as compared to $4.5 million for the second quarter of 2002.

         Non-interest income increased 17.6% during the second quarter of 2003 compared to the same period of 2002, primarily due to a $2.3 million increase in the gain on sale of mortgage loans. Deposit fees and service charges increased 15.7% to $13.5 million for the three months ended June 30, 2003 from $11.7 million for the same period last year. Service charges for the second quarter of 2003 include $715,000 in fees from signature based transactions on debit cards.

         Non-interest expenses increased by $7.9 million or 13.1% during the second quarter of 2003, compared to the second quarter of 2002. Salaries and employee benefits increased $5.1 million during the second quarter of 2003, as compared to the second quarter of 2002, due to normal annual salary adjustments, and the purchase of Charter.

         The Corporation's income tax expense was $11.0 million for the second quarter of 2003 compared to an income tax expense of $10.8 million for the same period of 2002. The effective tax rate of 30.8% for the second quarter of 2003 was lower than the 35.0% federal statutory tax rate due to non-taxable interest and dividend income.

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Corporation's goal in liquidity management is to meet the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation, with cost-effective funding. The Corporate Asset/ Liability Committee (ALCO), which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies which affect balance sheet or cash flow positions. The Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a "well-capitalized" balance sheet and adequate levels of liquidity. This policy designates the ALCO as the body responsible for meeting this objective.

         Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. Liquidity sources from liabilities are generated primarily through growth in core deposits, and to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliates have the ability to borrow funds from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. FHLB advances are a competitively priced and reliable source of funds. The Corporation has significant FHLB borrowing capacity available for both general and contingency funding purposes. As of June 30, 2003, outstanding advances were $663.7 million, or 8.03% of total assets while FHLB availability was $1.1 billion, or 14.0% of total assets.

         The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks totaling $98.0 million, of which $24.0 million was used as of June 30, 2003. The Corporation also issues subordinated debt on a regular basis and has access to the capital markets.

         The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

         The Corporation continued to expand its activities in originating mortgage loans for resale in the secondary market as the decline in mortgage interest rates resulted in an increase in origination volumes. Originations of mortgage loans totaled $291.6 million for the first six months of 2003.

 Core deposits grew $610.1 million during the first six months of 2003 providing the primary source of financing for the Corporation's lending and investing activities. Core deposits acquired through the acquisition of Charter totaled $391.4 million. In addition to funds from the growth in core deposits, the Corporation utilized long-term FHLB advances to finance the purchase of certain investment securities.

     The Corporation repurchases shares of its common stock for re-issuance under various employee benefit plans and the Corporation's dividend reinvestment plan. During the second quarter of 2003, the Corporation purchased treasury shares totaling $12.2 million and received $7.7 million upon issuance. In addition, the Corporation completed its plan to repurchase shares of its common stock to be issued in connection with the redemption of its Series A and Series B preferred stock during the second quarter of 2003. The Corporation used its existing lines of credit with several major domestic banks to purchase treasury shares totaling $8.1 million which were reissued for the redemption of the preferred stock.

         During the third quarter of 2003, the Corporation will refinance approximately $220 million of its higher-cost, adjustable FHLB advances to fixed-rate, fixed maturity advances at lower long-term rates. The advances are scheduled to mature periodically through 2011 and have a weighted average interest rate of 5.10% at June 30, 2003. These advances will be replaced with FHLB advances maturing periodically through 2008 with a weighted average interest rate of 3.62%. The refinancing, which will result in a pre-tax prepayment penalty of approximately $20.7 million, will result in approximately $3.3 million in annual savings.

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

         The gap analysis below measures the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing over a one year period was 1.21 at June 30, 2003, as compared to
1.11 at June 30, 2002. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, assuming the current interest rate environment.

Following is the gap analysis as of June 30, 2003 (in thousands):


                                Within            4-12             1-5             Over
                               3 Months          Months           Years           5 years          Total
                               --------         --------      -----------       ----------        -------

Interest Earning Assets
Interest bearing deposits
  with banks                   $    5,499      $      103                                       $    5,602
Federal funds sold                  4,200                                                            4,200
Securities                        197,805         546,880      $  778,400       $  239,155       1,762,240
Loans, net of unearned          1,853,746       1,239,077       2,216,233          262,630       5,571,686
                               ----------      ----------      ----------       ----------      ----------
                                2,061,250       1,786,060       2,994,633          501,785       7,343,728
Other assets                                                                       922,668         922,668
                                                                                ----------      ----------
                               $2,061,250      $1,786,060      $2,994,633       $1,424,453      $8,266,396
                               ==========      ==========      ==========       ==========      ==========


                                      -19-





Interest Bearing Liabilities
Deposits:
  Interest checking                               $  362,251                                       $  934,249      $1,296,500
  Savings                                            471,134                                          911,537       1,382,671
  Time deposits                                      466,126      $1,078,026      $  844,296            3,983       2,392,431
Borrowings                                           651,957         139,973         265,250          372,404       1,429,584
                                                  ----------      ----------      ----------       ----------      ----------
                                                   1,951,468       1,217,999       1,109,546        2,222,173       6,501,186
Other liabilities                                                                                   1,134,335       1,134,335
Stockholders' equity                                                                                  630,875         630,875
                                                  ----------      ----------      ----------       ----------      ----------
                                                  $1,951,468      $1,217,999      $1,109,546       $3,987,383      $8,266,396
                                                  ==========      ==========      ==========       ==========      ==========

Period Gap                                        $  109,782       $ 568,061      $1,885,087      $(2,562,930)
                                                  ==========       =========      ==========      ===========

Cumulative Gap                                    $  109,782      $  677,843      $2,562,930
                                                  ==========      ==========      ==========

Cumulative Gap as a Percent
  of Earnings Assets                                    1.49%           9.23%          34.90%
                                                        ====            ====           =====
Rate Sensitive Assets/Rate Sensitive
  Liabilities (Cumulative)                              1.06            1.21            1.60             1.13
                                                        ====            ====            ====             ====



         Net interest income simulations measure the exposure to short-term earnings from changes in market rates of interest in a more rigorous and dynamic fashion. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical interest rate scenarios. The economic value of equity(EVE) measures the Corporation's long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the balance sheet assuming that the rate change remains in effect over the life of the balance sheet. The following table presents an analysis of the potential sensitivity of the Corporation's annual net interest income and EVE to sudden and sustained changes in market rates:

                                                    June  30,
                                              2003            2002
                                             -------         ------
Net interest income change (12 months):
  - 100 bp shock vs. stable rate             (4.9)%            0.3 %
  + 200 bp shock vs. stable rate              2.8 %            1.3 %

Economic value of equity:
  - 100 bp shock vs. stable rate            (13.1)%           (3.9)%
  + 200 bp shock vs. stable rate              6.8 %            1.0 %

         The preceding measures indicate that the ALCO has developed a more asset-sensitive interest rate risk position due to the general expectation that short-term market interest rates will rise. An asset-sensitive position means that income should be higher if rates increase and lower if rates decline versus income under stable rates. This position resulted mainly from the emphasis of adjustable-rate loans and an increase in non-maturity deposits (which are generally less rate-sensitive than other funding sources). In the table above, the risk of declining rates has increased due to the limited ability to lower certain deposit rates further and an increase in mortgage-related assets.

         The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon the Corporation's experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results. In addition, the preceding measures assumed no change in asset/ liability compositions. Thus, the measures do not reflect the effects of refinancing the FHLB advances or other actions the ALCO may undertake in response to such changes in market rates of interest.

         Changes in the interest rate environment can cause significant fluctuations in the market value of mortgage loans originated for resale in the secondary market. The Corporation utilizes forward loan commitments on mortgage loans to offset the risk of decreases in the market values of the loans as a result of increases in interest rates. At June 30, 2003, the Corporation had $21.1 million in forward sales commitments.

LOANS
         Following is a summary of loans (in thousands):

                                                 June 30,        December 31,
                                                   2003              2002
                                                -----------      ------------
Real estate:
  Residential                                    $2,083,353      $1,947,529
  Commercial                                      1,641,193       1,465,903
  Construction                                      323,204         287,560
Installment loans to individuals                    829,449         910,868
Commercial, financial and agricultural              660,777         620,489
Lease financing                                      37,605          63,901
Unearned income                                     (31,264)        (75,746)
                                                  ---------       ---------
                                                 $5,544,317      $5,220,504
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

Following is a summary of non-performing assets (dollars in thousands):

                                                  June 30,         December 31,
                                                   2003                 2002
                                                 ---------         ------------
Non-performing assets:
  Non-accrual loans                               $27,980              $22,294
  Restructured loans                                6,099                5,915
                                                 --------          -----------
    Total non-performing loans                     34,079               28,209
  Other real estate owned                           4,592                4,729
                                                 --------          -----------
    Total non-performing assets                   $38,671              $32,938
                                                  =======              =======

Asset quality ratios:
  Non-performing loans as percent of total loans      .61%                 .54%
  Non-performing assets as percent of total assets    .47%                 .46%

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

        Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                 Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                   2003       2002           2003         2002
                                 -------    -------        -------      -------
Balance at beginning of period   $71,200    $66,281        $68,406      $65,059
Addition from acquisition                                    2,506        1,389

Charge-offs                       (5,861)    (5,010)       (12,202)     (10,267)
Recoveries                         1,006      2,026          1,776        2,925
                                 -------    -------        -------      -------
  Net charge-offs                 (4,855)    (2,984)       (10,426)     ( 7,342)
Provision for loan losses          5,731      4,502         11,590        8,693
                                 -------    -------        -------      -------
Balance at end of period         $72,076    $67,799        $72,076      $67,799
                                 =======    =======        =======      =======

Allowance for loan losses to:

  Total loans, net of unearned income                        1.30%        1.33%
  Non-performing loans                                     211.50%      249.72%

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

         As of March 31, 2003, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of June 30, 2003, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of June 30, 2003 for the Corporation (dollars in thousands):

                                                   Well Capitalized    Minimum Capital
                                   Actual           Requirements        Requirements
                               Amount   Ratio      Amount   Ratio      Amount   Ratio
                              --------  ------    --------  -----     --------  ------

Tier 1 Capital (Leverage)     $518,501    6.5%    $398,936    5.0%    $319,148    4.0%
  (to average assets)
Total Capital                  593,434   10.3%     579,252   10.0%     463,402    8.0%
  (to risk-weighted assets)
Tier 1 Capital                 518,501    9.0%     347,551    6.0%     231,701    4.0%
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

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Form 10-Q are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," believe, " target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors, in some cases, have affected, and in the future could affect, the Corporation's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to publicly update or revise it forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

         The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.


ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Corporation's internal controls over financial reporting since the date of the evaluation.

PART II

Item 1.  Legal Proceedings

The Corporation established a litigation reserve in 2001 by recording a pre-tax charge of approximately $4.0 million to cover estimated legal expenses associated with five cases filed against one of its subsidiary banks. The plaintiffs alleged that a third-party independent administrator misappropriated funds from their individual retirement accounts held by the subsidiary bank.
As of June 30, 2003, the Corporation has settled all of these asserted claims at an aggregate cost to the Corporation of approximately $3.5 million. The Corporation believes the remaining reserve will be sufficient for all costs associated with the litigation, including legal costs, unasserted claims, settlements and adverse judgements.

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

         Not applicable

Item 3.  Defaults Upon Senior Securities

         Not applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of shareholders of F.N.B. Corporation was held April 28, 2003. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.


All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following vote:
                                         Votes              Votes
                                         "For"             Withheld
                                       ----------          --------
         G. Scott Baton                34,719,286          370,509
         Alan C. Bomstein              34,684,101          405,694
         David A. Straz, Jr.           34,737,720          352,075
         William J. Strimbu            34,737,720          352,075
         Archie O. Wallace, Esq.       34,722,319          367,476
         R. Benjamin Wiley             34,724,834          364,961

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

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  15   Letter Re: Unaudited Interim Financial Information

                  31   Certifications pursuant to Section 302 of the Sarbanes-
                          Oxley Act of 2002.

                  32   Certification pursuant to 18 U.S.C. Section 1350 as
                          adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               The Corporation filed the following reports on Form 8-K during the second quarter of 2003:

                  June 30, 2003 - The Corporation reported its issuance of a press release announcing the signing of a definitive agreement to acquire Lupfer-Frakes Insurance Agency.

                  April 15, 2003 - The Corporation reported its issuance of a press release announcing its financial results for the quarter and year ended March 31, 2003.

                  April 1, 2003 - The Corporation reported its issuance of a press release announcing that it had completed the acquisition of Charter Banking Corp., the holding company for Southern Exchange Bank based in Tampa, Florida.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           F.N.B. Corporation
                                           (Registrant)



Dated: August 14, 2003                      /s/Gary L. Tice
                                           ------------------------------------
                                           Gary L. Tice
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: August 14, 2003                      /s/Thomas E. Fahey
                                           ------------------------------------
                                           Thomas E. Fahey
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)