Form 10-Q
period 2003-09-30
FNB CORP/FL/
filed 2003-11-14
CIK 37808

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
   [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
                               -----------------------
                                        OR
   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________
Commission file number 0-8144
                       ------

                                   F.N.B. CORPORATION
                                   ------------------
             (Exact name of registrant as specified in its charter)

             Florida                                    25-1255406
         ----------------                    ---------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

                      2150 Goodlette Road North, Naples, FL 34102
                      -------------------------------------------
                  (Address of principal executive offices) (Zip Code)

                                     (239) 262-7600
                                     --------------
                  (Registrant's telephone number, including area code)



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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
Yes X      No
   ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                                 Outstanding at October 31,2003
    ---------------                             -------------------------------
Common Stock, $0.01 Par Value                          46,082,495 shares

F.N.B. CORPORATION AND SUBSIDIARIES
FORM 10-Q
September 30, 2003
INDEX

PART I - FINANCIAL INFORMATION                                            PAGE

Item 1.  Financial Statements

           Consolidated Balance Sheets                                       2
           Consolidated Statements of Income                                 3
           Consolidated Statements of Cash Flows                             4
           Notes to Consolidated Financial Statements                        5
           Independent Accountants' Review Report                           13
           Pro Forma Condensed Consolidated Financial Statements            14

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          19

Item 3.  Quantitative and Qualitative Disclosure of Market Risk             30

Item 4.  Controls and Procedures                                            30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                  31

Item 2.  Changes in Securities                                              31

Item 3.  Defaults Upon Senior Securities                                    31

Item 4.  Submission of Matters to a Vote of Security Holders                31

Item 5.  Other Information                                                  31

Item 6.  Exhibits and Reports on Form 8-K                                   32

Signatures                                                                  33

Exhibits                                                                    34

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par values and share data
Unaudited
                                                 September 30,    December 31,
                                                     2003             2002
                                                 -------------    ------------
ASSETS
Cash and due from banks                             $  234,904      $  246,802
Interest bearing deposits with banks                     1,622           3,778
Federal funds sold                                       7,109           8,981
Mortgage loans held for sale                            25,071          24,177
Securities available for sale                        1,694,393       1,026,191
Securities held to maturity (fair
  value of $42,752 and $50,517)                         41,318          48,992
Loans, net of unearned income of
  $33,781 and $75,746                                5,570,578       5,220,504
Allowance for loan losses                              (72,405)        (68,406)
                                                       -------         -------
    NET LOANS                                        5,498,173       5,152,098
                                                     ---------       ---------

Premises and equipment                                 205,469         163,709
Goodwill                                               201,879          88,425
Other assets                                           378,549         327,079
                                                       -------         -------
    TOTAL ASSETS                                    $8,288,487      $7,090,232
                                                    ==========      ==========

LIABILITIES
Deposits:
  Non-interest bearing                              $1,034,426      $  924,090
  Interest bearing                                   5,063,957       4,502,067
                                                     ---------       ---------
    TOTAL DEPOSITS                                   6,098,383       5,426,157

Other liabilities                                       95,688          99,052
Short-term borrowings                                  781,029         515,780
Long-term debt                                         591,600         450,647
Mandatorily redeemable capital securities
  of subsidiary trusts                                 125,000               -
                                                       -------         -------
    TOTAL LIABILITIES                                7,691,700       6,491,636
                                                     ---------       ---------

STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 20,000,000 shares
  Issued - -0- and 118,025 shares
  Aggregate liquidation value -
   $0.00 and $2,951                                         -               1
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 46,354,760 and 44,162,460 shares                464             442
Additional paid-in capital                             585,541         516,186
Retained earnings                                       14,442          73,363
Accumulated other comprehensive income                   7,534          17,335
Treasury stock - 272,265 and 300,425
  shares at cost                                       (11,194)         (8,731)
                                                       -------          ------
    TOTAL STOCKHOLDERS' EQUITY                         596,787         598,596
                                                       -------         -------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $8,288,487      $7,090,232
                                                    ==========      ==========


Note: The Balance Sheet at December 31, 2002 has been derived from the audited financial statements at that date. See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

                                        Three Months Ended   Nine Months Ended
                                          September 30,         September 30,
                                        ------------------   ------------------
                                          2003      2002      2003        2002
                                        -------   --------   -------    -------
INTEREST INCOME
Loans, including fees                   $ 87,790  $ 94,710   $268,573   $280,432
Securities:
  Taxable                                 14,394    10,136     41,896     30,332
  Nontaxable                               1,626     2,026      5,284      6,051
  Dividends                                  659       580      2,078      1,688
Other                                         16       144        155      1,397
                                              --       ---        ---      -----
    TOTAL INTEREST INCOME                104,485   107,596    317,986    319,900
                                         -------   -------    -------    -------

INTEREST EXPENSE
Deposits                                  23,043    27,803     71,794     88,094
Short-term borrowings                      2,621     2,593      7,333      8,310
Long-term debt                             5,454     5,196     16,987     14,791
Capital securities of subsidiary trust     1,390         -      2,910          -
                                           -----     -----      -----     ------
    TOTAL INTEREST EXPENSE                32,508    35,592     99,024    111,195
                                          ------    ------     ------    -------
    NET INTEREST INCOME                   71,977    72,004    218,962    208,705
Provision for loan losses                  5,237     4,835     16,827     13,528
                                           -----     -----     ------     ------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           66,740    67,169    202,135    195,177
                                          ------    ------    -------    -------

NON-INTEREST INCOME
Service charges                           13,514    12,178     39,437     34,463
Insurance premiums, commissions and fees   9,285     7,949     26,732     25,869
Securities commissions and fees            1,990     1,736      6,074      5,422
Trust                                      2,530     2,323      7,597      7,062
Gain on sale of securities                   740     1,001      2,307      1,641
Gain on sale of mortgage loans             1,218     1,334      7,516      3,702
Other                                      3,355     3,566     10,365      9,935
                                           -----     -----     ------      -----
    TOTAL NON-INTEREST INCOME             32,632    30,087    100,028     88,094
                                          ------    ------    -------     ------
                                          99,372    97,256    302,163    283,271
                                          ------    ------    -------    -------
NON-INTEREST EXPENSES
Salaries and employee benefits            47,552    34,181    122,460    100,334
Net occupancy                              5,601     4,470     16,049     13,267
Equipment                                  6,395     5,662     18,082     15,680
Merger                                         -         -      1,014     41,855
Debt extinguishment penalty               20,737         -     20,737          -
Other                                     20,206    17,926     55,530     53,314
                                          ------    ------     ------     ------
    TOTAL NON-INTEREST EXPENSES          100,491    62,239    233,872    224,450
                                         -------    ------    -------    -------
    INCOME (LOSS) BEFORE INCOME TAXES     (1,119)   35,017     68,291     58,821
Income taxes                              (1,603)   10,886     19,823     19,624
                                          ------    ------     ------     ------
    NET INCOME                          $    484  $ 24,131   $ 48,468   $ 39,197
                                        ========  ========   ========   ========

NET INCOME PER COMMON SHARE: *
  Basic                                     $.01     $ .52      $1.05      $ .85
                                            ====     =====      =====      =====
  Diluted                                   $.01     $ .51      $1.03      $ .83
                                            ====     =====      =====      =====

CASH DIVIDENDS PER COMMON SHARE *           $.24     $ .21      $ .69      $ .60
                                            ====     =====      =====      =====

* Prior period per share amounts have been restated to reflect the 5 percent stock dividend declared on April 28, 2003.

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited                                                    Nine Months Ended
                                                                 September 30,
                                                              2003       2002
                                                              ----       ----
OPERATING ACTIVITIES
Net income                                                 $  48,468  $  39,197
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                             22,690     14,596
    Provision for loan losses                                 16,827     13,528
    Deferred taxes                                             1,270    (11,255)
    Net gain on sale of securities                            (2,307)    (1,641)
    Net gain on sale of mortgage loans                        (7,516)    (3,702)
    Proceeds from sale of mortgage loans                     448,036    237,569
    Mortgage loans originated for sale                      (441,414)  (240,564)
    Net change in:
      Interest receivable                                       (723)       813
      Interest payable                                            26     (2,976)
    Other, net                                               (23,539)   (10,745)
                                                             -------    -------
      Net cash flows from operating
      activities                                              61,818     34,820
                                                              ------     ------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                         2,156     (1,829)
  Federal funds sold                                           3,119    115,458
  Loans                                                     (194,575)  (289,659)
  Bank owned life insurance                                  (16,438)   (52,451)
Securities available for sale:
  Purchases                                               (1,124,580)  (387,300)
  Sales                                                      348,717    213,366
  Maturities                                                 547,191    229,514
Securities held to maturity:
  Purchases                                                        -     (6,018)
  Maturities                                                   7,889      7,643
Increase in premises and equipment                           (15,904)   (27,705)
Net cash paid for mergers and acquisitions                  (151,055)   (50,761)
                                                            --------    -------
   Net cash flows from investing activities                 (593,480)  (249,742)
                                                            --------   --------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings
    and NOW                                                  353,317    183,177
  Time deposits                                             (162,592)  (135,178)
  Short-term borrowings                                      258,061     75,657
Increase in long-term debt                                   364,167    137,633
Decrease in long-term debt                                  (377,714)   (13,949)
Increase in capital securities of subsidiary
  trust                                                      125,000          -
Net acquisition of treasury stock                             (8,656)    (8,630)
Cash dividends paid                                         (31,819)    (27,832)
                                                            -------     -------
Net cash flows from financing activities                    519,764     210,878
                                                            -------     -------

NET INCREASE (DECREASE) IN CASH
  AND DUE FROM BANKS                                         (11,898)    (4,044)
Cash and due from banks at beginning of period               246,802    246,781
                                                             -------    -------
CASH AND DUE FROM BANKS AT END OF PERIOD                   $ 234,904  $ 242,737
                                                           =========  =========


See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2003

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

BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of the Corporation and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

MERGERS AND ACQUISITIONS

         On March 31, 2003, the Corporation completed its business combination with Charter Banking Corp. (Charter), a bank holding company headquartered in Tampa, Florida, with assets of $795.6 million. In exchange for all of the outstanding common stock of Charter, the Corporation paid $150.2 million. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $101.9 million in goodwill and $1.1 million in core deposit intangibles. The transaction was funded primarily through the issuance of $125.0 million of capital securities of a subsidiary trust and $25.2 million from the Corporation's existing lines of credit with several major domestic banks. Charter's banking subsidiary, Southern Exchange Bank, was merged into the Corporation's existing subsidiary, First National Bank of Florida, on October 14, 2003. The Corporation incurred and paid merger related costs of $1.0 million in connection with its acquisition of Charter. These costs were primarily related to employment expenses.

         On July 1, 2003, the Corporation completed its business combination with Lupfer-Frakes Insurance (Lupfer), an independent insurance agency located in Central Florida. The Corporation paid cash in exchange for all of the outstanding common stock of Lupfer. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $7.7 million in goodwill and $1.3 million in customer and renewal lists.

         The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive agreement has been reached.

CAPITAL SECURITIES OF SUBSIDIARY TRUST

         During the first quarter of 2003, $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) of a subsidiary trust holding solely junior subordinated debt securities of the Corporation (debentures) were issued by F.N.B. Statutory Trust I (Statutory Trust). The Corporation owns 100% of the common equity of the Statutory Trust. The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Statutory Trust are its sole assets. Distributions on the capital securities issued by the Statutory Trust are payable quarterly at a rate per annum equal to the interest rate being earned on the debentures held by the Statutory Trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures.
The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The rate in effect at September 30, 2003 was 4.39%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees.

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

NEW ACCOUNTING STANDARDS

           Financial Accounting Standards Board (FASB) Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," was issued in November 2002. Interpretation 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability, or an equity security of the guaranteed party. The impact of the adoption of this new accounting standard was not material to the financial condition or results of operations of the Corporation.

         Statement of Financial Accounting Standards (FAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," was issued in December 2002. It provides alternative methods of accounting for stock-based employee compensation. In addition, it amends disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation continues to account for its stock-based compensation plans under Opinion 25. Therefore, FAS 148 is not expected to have a material impact on the Corporation's financial results.

     FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," was issued in January 2003. Interpretation 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics. Interpretation 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Corporation has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. The Corporation's interests in these entities were acquired prior to February 1, 2003. At September 30, 2003, the Corporation had recorded investments in other assets on its balance sheet of approximately $1.7 million associated with these investments. The Corporation currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. The Corporation is completing its analysis to determine whether these entities should be consolidated.

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

                               Three Months Ended           Nine Months Ended
                                 September 30,                September 30,
                                 -------------                -------------
                                2003        2002           2003         2002
                                ----        ----           ----         ----
Basic
Net income                   $      484   $  24,131     $  48,468     $ 39,197
Less:  Preferred stock
  dividends declared                  -        (60)           (62)        (191)
                                    ---        ---            ---         ----
Earnings applicable to
  basic earnings per share   $      484   $  24,071     $  48,406    $  39,006
                             ==========   =========     =========    =========

Average common shares
  outstanding                46,091,404  45,993,644    46,065,527   46,056,385
                             ==========  ==========    ==========   ==========

Earnings per share                 $.01       $ .52        $ 1.05        $ .85
                                   ====       =====        ======        =====

                                     Three Months Ended     Nine months Ended
                                       September 30,         September 30,
                                       -------------         -------------
                                     2003        2002        2003        2002
                                     ----        ----        ----        ----
Diluted
Earnings applicable to
  diluted earnings per share      $     484  $   24,131    $ 48,468    $ 39,197
                                  =========  ==========    ========    ========

Average common shares
 outstanding                     46,091,404  45,993,644  46,065,527  46,056,385
Series A convertible
  preferred stock                         -      17,073         637      17,073
Series B convertible
  preferred stock                         -     313,998      84,616     337,124
Net effect of dilutive stock
  options and stock warrants
  based on the treasury stock
  method                            912,581     670,937     785,006     749,905
                                    -------     -------     -------     -------
                                 47,003,985  46,995,652  46,935,786  47,160,487
                                 ==========  ==========  ==========  ==========
Earnings per share               $      .01  $      .51  $     1.03  $      .83
                                 ==========  ==========  ==========  ==========

STOCK-BASED COMPENSATION

         In accordance with FAS 148, the following table shows pro-forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data).

                                       Three Months Ended      Nine Months Ended
                                         September 30,           September 30,
                                         -------------           -------------
                                        2003       2002        2003       2002
                                        ----       ----        ----       ----

Net income (as reported)             $    484   $ 24,131     $ 48,468  $ 39,197
Compensation expense, net of tax         (505)      (511)      (1,515)   (1,524)
                                         ----       ----       ------    ------
Pro forma net income (loss)          $    (21)  $ 23,620     $ 46,953  $ 37,673
                                     ========   ========     ========  ========

Earnings per share:
 Basic                               $     .01  $    .52     $   1.05  $    .85
 Basic pro forma                           .00       .51         1.02       .81

 Diluted                                   .01       .51         1.03       .83
 Diluted pro forma                         .00       .50         1.00       .80


Assumptions
 Risk-free interest rate                  2.93%     3.92%        2.93%     3.92%
 Dividend yield                           2.95%     3.20%        2.95%     3.20%
 Expected stock price volatility           .21%      .17%         .21%      .17%
 Expected life (years)                    5.00      5.00         5.00      5.00
 Fair value of options granted       $    4.30   $  4.56     $   4.30  $   4.56

CASH FLOW INFORMATION

   Following is a summary of supplemental cash flow information (in thousands):

                                                            Nine Months Ended
                                                               September 30,
                                                               -------------
                                                              2003       2002
                                                              ----       ----
Cash paid for:
  Interest                                                 $ 98,998    $114,171
  Income taxes                                               18,728      15,290

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans           2,285       2,309
  Loans granted in the sale of other real estate                 47         631

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):
                                     Three Months Ended        Nine Months Ended
                                         September 30,           September 30,
                                         -------------           -------------
                                       2003         2002       2003       2002
                                       ----         ----       ----       ----
Net income                          $    484     $ 24,131    $ 48,468  $ 39,197
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains (losses)
      arising during the period      (18,348)       5,777     (6,371)    10,739
  Less:  reclassification
      adjustment for gains
      included in net income            (488)        (991)    (3,430)    (2,231)
                                        ----         ----     ------     ------
Other comprehensive income (loss)    (18,836)       4,786     (9,801)     8,508
                                     -------        -----     ------      -----
Comprehensive income (loss)         $(18,352)    $ 28,917   $ 38,667    $47,705
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



At or for the three months            Community Banks          Trust    Insurance    Finance       All
  ended September 30, 2003          Pennsylvania   Florida    Company    Agencies    Company      Other      Consolidated
  ------------------------          ------------   -------    -------    --------    -------      -----      ------------


Interest income                     $   56,051    $ 41,773     $    2     $     49    $  7,106    $  (496)   $   104,485
Interest expense                        19,421      10,513          4           35       1,248      1,287         32,508
Provision for loan losses                2,798         952          -            -       1,487                     5,237
Non-interest income                     11,373       6,178      4,627        7,965         444      2,045         32,632
Non-interest expense                    54,148      23,933      4,117        7,349       3,181      7,763        100,491
Intangible amortization                    491         252          1          117           -         23            884
Income tax expense (benefit)            (3,977)      3,842        186          269         609     (2,532)        (1,603)
Net income (loss)                       (4,966)      8,711        322          361       1,025     (4,969)           484
Total assets                         4,402,331   3,681,670      5,726       42,799     147,845      8,116      8,288,487
Total loans                          3,143,647   2,335,533          -            -     137,149    (45,751)     5,570,578
Goodwill                                21,832     156,788          -       21,450       1,809          -        201,879
Total deposits                       3,369,272   2,736,152          -            -           -     (7,041)     6,098,383


At or for the three months             Community Banks         Trust    Insurance   Finance       All
  ended September 30, 2002          Pennsylvania  Florida     Company    Agencies    Company      Other      Consolidated
  ------------------------          ------------  -------     -------    --------    -------      -----      ------------


Interest income                     $   62,720 $   38,511     $     -   $     75    $  6,939     $  (649)   $    107,596
Interest expense                        21,663     12,044           -         23       1,635         227          35,592
Provision for loan losses                2,177      1,404           -          -       1,254           -           4,835
Non-interest income                     11,191      5,905       4,210      6,549         405       1,827          30,087
Non-interest expense                    28,578     18,706       3,844      5,576       3,082       2,453          62,239
Intangible amortization                    596        225           1         78          31          22             953
Income tax expense (benefit)             6,452      4,173         138        425         490        (792)         10,886
Net income (loss)                       15,041      8,089         228        600         883        (710)         24,131
Total assets                         4,191,772  2,594,582       5,109     31,242     142,061      16,630       6,981,396
Total loans                          3,161,017  1,939,288           -          -     139,717     (38,882)      5,201,140
Goodwill                                21,503     51,813           -     12,060       1,716           -          87,092
Total deposits                       3,293,502  2,062,121           -          -           -      (6,314)      5,349,309







At or for the nine months             Community Banks         Trust     Insurance    Finance       All
  ended September 30, 2003          Pennsylvania  Florida     Company    Agencies    Company      Other      Consolidated
  ------------------------          ------------  -------     -------    --------    -------      -----      ------------


Interest income                     $  174,238 $  123,762     $     4     $    184    $ 21,242  $ (1,444)    $   317,986
Interest expense                        60,858     32,329          13           65       3,957     1,802          99,024
Provision for loan losses                8,054      4,512           -            -       4,261         -          16,827
Non-interest income                     36,288     20,047      13,989       22,816       1,354     5,534         100,028
Non-interest expense                   110,623     66,829      12,732       19,349       9,466    14,873         233,872
Intangible amortization                  1,475        729           4          279           -        66           2,553
Merger expense                               -          -           -            -           -     1,014           1,014
Income tax expense (benefit)             7,990     12,868         466        1,463       1,797    (4,761)         19,823
Net income (loss)                       23,001     27,271         782        2,123       3,115    (7,824)         48,468
Total assets                         4,402,331  3,681,670       5,726       42,799     147,845     8,116       8,288,487
Total loans                          3,143,647  2,335,533           -            -     137,149   (45,751)      5,570,578
Goodwill                                21,832    156,788           -       21,450       1,809         -         201,879
Total deposits                       3,369,272  2,736,152           -            -           -    (7,041)      6,098,383


At or for the nine months              Community Banks        Trust     Insurance    Finance       All
  ended September 30, 2002          Pennsylvania  Florida     Company    Agencies    Company      Other      Consolidated
  ------------------------          ------------  -------     -------    --------    -------      -----      ------------


Interest income                     $  187,997   $ 112,615     $     2   $    131    $ 20,748     $(1,593)   $    319,900
Interest expense                        68,403      36,083           -         78       5,012       1,619         111,195
Provision for loan losses                5,581       4,015           -          -       3,932           -          13,528
Non-interest income                     31,003      17,099      12,769     21,908       1,306       4,009          88,094
Non-interest expense                   101,380      58,991      12,265     16,841       9,471      25,502         224,450
Intangible amortization                  1,802         607           4        151          93          65           2,722
Merger expense                          18,222       4,028         680          -           -      18,925          41,855
Income tax expense (benefit)            13,606      10,185         219      2,035       1,323      (7,744)         19,624
Net income (loss)                       30,030      20,440         287      3,085       2,316     (16,961)         39,197
Total assets                         4,191,772   2,594,582       5,109     31,242     142,061      16,630       6,981,396
Total loans                          3,161,017   1,939,288           -          -     139,717     (38,882)      5,201,140
Goodwill                                21,503      51,813           -     12,060       1,716           -          87,092
Total deposits                       3,293,502   2,062,121           -          -           -      (6,314)      5,349,309



PROPOSED SPIN-OFF TRANSACTION

     On July 10, 2003, the Corporation announced a plan to divide into two separate public companies by spinning off its Florida operations to its shareholders in a tax-free distribution. To effect the distribution, the Corporation will transfer all of its Florida operations to a newly-formed financial holding company subsidiary, First National Bankshares of Florida, Inc. ("Bankshares"). On the date of the distribution, each shareholder of the Corporation as of the distribution record date will receive one share of Bankshares common stock for each share of the Corporation's common stock owned on the record date. Following the distribution, Bankshares will be a separate public company, unaffiliated with the Corporation., and will own and operate First National Bank of Florida, Roger Bouchard Insurance, Inc. and the Florida operations of First National Trust Company.

     The remaining segments of the Corporation will continue to operate as F.N.B. Corporation with headquarters being relocated to Hermitage, Pennsylvania. The Corporation will retain and operate First National Bank of Pennsylvania, Regency Finance Company, Gelvin, Jackson & Starr Inc. (insurance agency), and the Pennsylvania operations of First National Trust Company.

     The Corporation incurred pre-tax restructuring charges of $11.6 million during the third quarter of 2003 in connection with the reorganization. The restructuring charges consisted of $9.3 million in early retirement and involuntary separation costs associated with terminated employees, $2.1 million in professional services and approximately $200,000 in other costs. The Corporation expects to incur approximately $19.0 million of additional pre-tax restructuring costs during the fourth quarter. In addition, the Corporation incurred a prepayment penalty on refinancing its Federal Home Loan Bank debt of approximately $20.7 million during the third quarter of 2003. The distribution, which is subject to approval from banking regulators, final action by the Corporation to set the record and distribution dates, and effectiveness of the Form 10 Registration Statement filed by Bankshares with the Securities and Exchange Commission, is expected to be consummated in January 2004.

                     Independent Accountants' Review Report


Shareholders and Board of Directors
F.N.B. Corporation

We have reviewed the accompanying consolidated balance sheet of F.N.B. Corporation and subsidiaries (Company) as of September 30, 2003, the consolidated statements of income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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


                                                  /s/Ernst & Young LLP



Birmingham, Alabama
October 15, 2003

PRO FORMA CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         The pro forma condensed consolidated financial statements of the Corporation should be read in conjunction with the historical consolidated financial statements and the notes thereto of the Corporation which are contained in the Corporation's Annual Report on Form 10-K/A for the year ended December 31, 2002 and Quarterly Reports on Form 10-Q for the periods ended March 31, 2003, June 30, 2003, and September 30, 2003. The pro forma consolidated income statements assume that the spin-off of First National Bankshares of Florida, Inc., the Corporation's newly formed subsidiary to which the Corporation will transfer its Florida operations, occurred on January 1, 2002, and the pro forma consolidated balance sheet assumes that the spin-off occurred on September 30, 2003.

         The pro forma condensed consolidated financial statements are presented for informational purposes only and do not reflect the historical results of operations or financial position of the Corporation or First National Bankshares of Florida, Inc. The pro forma data also does not purport to project the financial position or results of operations of the Corporation or First National Bankshares of Florida, Inc. as of any future date or for any future period. Earnings per share data is shown on a pro forma basis based upon an assumed distribution of one share of First National Bankshares of Florida, Inc. common stock for every one share of the Corporation's common stock outstanding.

         The pro forma adjustments to the historical condensed consolidated statements of income and consolidated balance sheet are set forth below.

                        Pro Forma Condensed Consolidated
                               Statement of Income
                          Year Ended December 31, 2002
                      (In thousands, except per share data)
                                    UNAUDITED


                                                           First
                                                           National
                                            F.N.B.         Bankshares                          F.N.B.
                                            Corporation    of Florida, Inc.                    Corporation
                                            Historical     Historical          Adjustments     Pro Forma
                                            ----------     ----------          -----------     ---------


Total interest income                         $426,784       $150,931              $ 1,693 (A)   $277,546
Total interest expense                         145,671         47,299                 (404)(A)     97,968
                                               -------         ------                 ----         ------
Net interest income                            281,113        103,632                2,097        179,578
Provision for loan losses                       19,094          5,470                              13,624
                                                ------          -----                -----         ------
Net interest income after
   provision for loan losses                   262,019         98,162                2,097        165,954
Total non-interest income                      120,873         54,728                              66,145
Merger related expenses                         42,365            413                              41,952
Total other non-interest
   expenses                                    247,079        104,028                             143,051
                                               -------        -------                -----        -------
Income before income taxes                      93,448         48,449                2,097         47,096
Income taxes                                    30,113         16,385                  734 (F)     14,462
                                                ------         ------                  ---         ------
Net income                                    $ 63,335        $32,064              $ 1,363        $32,634
                                              ========        =======              =======        =======
Earnings per share*:
   Basic                                      $   1.37                                           $   0.71
   Diluted                                    $   1.35                                           $   0.69
Average shares outstanding*:
   Basic                                    46,010,997                                         46,010,997
   Diluted                                  47,071,874                                         47,071,874



*Per share amounts and average shares outstanding have been restated to reflect the 5 percent stock dividend declared on April 28, 2003.

                        Pro Forma Condensed Consolidated
                               Statement of Income
                      Nine Months Ended September 30, 2003
                      (In thousands, except per share data)
                                    UNAUDITED


                                                   First
                                                   National
                                 F.N.B.            Bankshares                        F.N.B.
                                 Corporation       of Florida, Inc.                  Corporation
                                 Historical (G)    Historical (G)     Adjustments    Pro Forma (G)
                                 --------------    --------------     -----------    -------------


Total interest income               $317,986         $123,528          $ 1,255 (A)      $195,713
Total interest expense                99,024           32,736             (314)(A)        65,974
                                      ------           ------             ----            ------
Net interest income                  218,962           90,792            1,569           129,739
Provision for loan losses             16,827            4,512                             12,315
                                      ------            -----            -----            ------
Net interest income after
   provision for loan losses         202,135           86,280            1,569           117,424
Total non-interest income            100,028           47,668                             52,360
Merger related expenses                1,014            1,014
Total other non-interest
   expenses                          232,858           91,789                            141,069
                                     -------           ------            -----           -------
Income before income taxes            68,291           41,145            1,569            28,715
Income taxes                          19,823           13,541              549 (F)         6,831
                                      ------           ------              ---             -----
Net income                          $ 48,468         $ 27,604          $ 1,020          $ 21,884
                                    ========         ========          =======          ========
Earnings per share:
   Basic                            $   1.05                                            $   0.47
   Diluted                          $   1.03                                            $   0.47
Average shares outstanding:
   Basic                          46,065,527                                          46,065,527
   Diluted                        46,935,786                                          46,935,786



                                      -16-

                        Pro Forma Condensed Consolidated
                                  Balance Sheet
                               September 30, 2003
                      (In thousands, except per share data)
                                    UNAUDITED


                                                    First
                                                    National
                                   F.N.B.           Bankshares                       F.N.B.
                                   Corporation      of Florida, Inc.                 Corporation
                                   Historical       Historical          Adjustments  Pro Forma
                                   ----------       ----------          -----------  ---------

ASSETS
Cash and due from banks             $234,904          $113,531           $73,000 (B)
                                                                         (73,000)(C)
                                                                         (15,762)(E)   $105,611
Interest bearing deposits
   with banks and other
   short term investments              8,731            7,871                               860
Mortgage loans held for sale          25,071           13,819                            11,252
Securities available for
   sale                            1,694,393          807,643             33,000 (C)    919,750
Securities held to maturity           41,318           13,119                            28,199
Loans, net of unearned
  Income                           5,570,578        2,335,533             16,500 (D)  3,251,545
Allowance for loan losses            (72,405)         (26,283)                          (46,122)
Goodwill                             201,879          176,132                            25,747
Other assets                         584,018          268,987             (3,238)(E)    311,793
                                     -------          -------             ------        -------
Total assets                      $8,288,487       $3,710,352            $30,500     $4,608,635
                                  ==========       ==========            =======     ==========

LIABILITIES
Deposits
   Non-interest bearing           $1,034,426         $439,285                          $595,141
   Interest bearing                5,063,957        2,297,474                         2,766,483
Short-term borrowings                781,029          300,724            (40,000)(C)
                                                                          16,500 (D)    456,805
Long-term debt                       591,600          194,096                           397,504
Mandatorily redeemable
   Capital securities of
   subsidiary trusts                 125,000                                            125,000
Other liabilities                     95,688           36,039             (6,650)(E)     52,999
Total stockholders' equity           596,787          442,734             73,000 (B)
                                                                         (12,350)(E)    214,703
                                     -------          -------            -------        -------
Total liabilities and
   stockholders' equity           $8,288,487       $3,710,352          $  30,500     $4,608,635
                                  ==========       ==========          =========     ==========


Notes to unaudited pro forma condensed consolidated financial statements:

(A) To record intercompany interest income and interest expenses which were previously eliminated in consolidation and to record interest income and reduction in interest expenses through utilization of excess funds received in connection with the spin-off.

(B) To record anticipated dividends of $25.0 million and $8.0 million from First National Bank of Florida and Roger Bouchard Insurance, Inc., respectively, to the Corporation. To record $40.0 million of cash proceeds from First National Bankshares of Florida, Inc. in connection with the transfer of all of the Florida operations of the Corporation to First National Bankshares of Florida, Inc.

(C) To record payoff of short-term borrowings with $40.0 million of proceeds received from First National Bankshares of Florida, Inc. and to record the purchase of $33.0 million of additional securities available for sale.

(D) To record intercompany loans and borrowings which were previously eliminated in consolidation.

(E) To record the balance sheet effect of $19.0 million of restructuring charges related to the spin-off transaction expected to be incurred during the fourth quarter of 2003. Such charges include employee severance and benefits, professional fees, asset write-downs and miscellaneous expenses. The after-tax effect of all of these items was $12.4 million.

(F) To record tax effect of Item (A) above, at the federal statutory tax rate of 35%.

(G) The historical results of operations for First National Bankshares of Florida, Inc. and the pro forma results of operations for F.N.B. Corporation for the nine months ended September 30, 2003, reflect pre-tax expenses incurred in connection with the proposed spin-off of $1.9 million and $30.4 million, respectively, or $1.2 million and $20.0 million, respectively, on an after-tax basis. F.N.B. Corporation's pro forma diluted earnings per share were reduced by $.43 as a result of these expenses.

PART I
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

     Net income was $48.5 million for the first nine months of 2003 compared to net income of $39.2 million for the first nine months of 2002. Diluted earnings per share were $1.03 for the first nine months of 2003 compared to $.83 for the nine months ended September 30, 2002. During the nine months ended September 30, 2003 and 2002, the Corporation incurred after-tax merger and restructuring expenses of approximately $21.9 million and $30.2 million, or $.47 and $.64 per diluted share, respectively. Net income for the three months ended September 30, 2003 was $484,000, or $.01 per diluted share, compared to $24.1 million, or $.51 per diluted share, for the three months ended September 30, 2002. Net income for the three months ended September 30, 2003 was reduced $21.2 million, or $.45 per diluted share, as a result of restructuring expenses incurred in connection with the proposed spin-off transaction. Results of operations for 2003 include Charter Banking Corp. (Charter), which the Corporation acquired on March 31, 2003. Prior period per share amounts have been adjusted for the 5 percent stock dividend declared on April 28, 2003.

CRITICAL ACCOUNTING POLICIES

      The Corporation's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting Policies" in the Corporation's 2002 Annual Report on Form 10-K/A filed with the Securities and Exchange Commission. The Corporation considers its policies on the accounting for the allowance for loan losses, loans held for sale and goodwill to be critical accounting policies. These policies require the use of estimates, judgments and strategic or economic assumptions that may prove inaccurate or be subject to variations and may significantly affect the Corporation's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on the Corporation's future financial condition and results of operations.

FIRST NINE MONTHS OF 2003 AS COMPARED TO FIRST NINE MONTHS OF 2002:

        The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):


                                                                 2003                                 2002
                                                                 ----                                 ----
                                             Average                         Yield/       Average              Yield/
                                             Balance          Interest        Rate        Balance    Interest   Rate
                                             -------          --------        ----        -------    --------   ----
Assets
Interest earning assets:
Interest bearing deposits
 with banks                                 $    4,329        $     20         .62%      $    5,869  $    80    1.82%
Federal funds sold                              15,517             135        1.16           98,509    1,317    1.78
Securities:
 Taxable                                     1,344,690          41,330        4.11          741,533   31,721    5.72
 Non-taxable (1)                               214,166          10,666        6.66          194,123    9,526    6.56
Loans (1) (2)                                5,435,517         269,512        6.63        5,005,771  281,677    7.52
                                             ---------         -------                    ---------  -------
  Total interest
   earning assets                            7,014,219         321,663        6.13        6,045,805  324,321    7.17
                                             ---------         -------                    ---------  -------
Cash and due from banks                        200,525                                      194,917
Allowance for loan losses                      (71,858)                                     (68,142)
Premises and equipment                         191,011                                      156,791
Other assets                                   509,606                                      392,404
                                               -------                                      -------
                                            $7,843,503                                   $6,721,775
                                            ==========                                   ==========
Liabilities
Interest bearing liabilities:
Deposits:
 Interest bearing demand                    $1,215,067        $  6,888         .76       $1,036,512 $  6,843     .88
 Savings                                     1,333,669          10,506        1.05        1,084,013   12,264    1.51
 Other time                                  2,344,322          54,400        3.10        2,295,913   68,987    4.02
Short-term borrowings                          603,543           7,333        1.62          402,810    8,310    2.76
Long-term debt                                 558,888          16,987        4.06          357,997   14,791    5.52
Capital securities of
 subsidiary trust                               86,269           2,910        4.51                -        -
                                                ------           -----                         ----    -----
  Total interest
   bearing liabilities                       6,141,758          99,024        2.16        5,177,245  111,195    2.87
                                             ---------          ------                    ---------  -------
Non-interest bearing,
 demand deposits                               989,771                                      867,152
Other liabilities                              102,205                                      104,609
                                               -------                                      -------
                                             7,233,734                                    6,149,006
                                             ---------                                    ---------

Stockholders' equity                           609,769                                      572,769
                                               -------                                      -------
                                            $7,843,503                                   $6,721,775
                                            ==========                                   ==========

Net interest earning assets                 $  872,461                                   $  868,560
                                            ==========                                   ==========
Net interest income                                           $222,639                             $ 213,126
                                                              ========                             =========
Net interest spread                                                           3.97%                             4.30%
                                                                              ====                              ====
Net interest margin (3)                                                       4.24%                             4.71%
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

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. During the nine months ended September 30, 2003, net interest income, on a fully taxable equivalent basis, totaled $222.6 million, as compared to $213.1 million for the nine months ended September 30, 2002. Net interest income consisted of interest income of $321.7 million and interest expense of $99.0 million for the first nine months of 2003 compared to $324.3 million and $111.2 million for each, respectively, for the first nine months of 2002. The yield on interest earning assets decreased by 104 basis points and the rate paid on interest bearing liabilities decreased by 71 basis points. Net interest margin declined from 4.71% at September 30, 2002 to 4.24% at September 30, 2003. The decline in the margin can be attributed to the acquisition of Charter, which reduced the Corporation's margin for the nine months ended September 30, 2003 by 11 basis points, and the acceleration of prepayments and repricing of interest earning assets. Consistent with the industry, the Corporation expects it may continue to deal with margin compression throughout the remainder of 2003. The impact of future rate changes on the Corporation's net interest income is discussed further in the "Liquidity and Interest Rate
Sensitivity" section of this report.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 (in thousands):
                                              Volume         Rate           Net
                                              ------         ----           ---
Interest Income
Interest bearing deposits with banks        $   (17)      $   (43)      $   (60)
Federal funds sold                             (836)         (346)       (1,182)
Securities:
  Taxable                                    14,694        (5,085)        9,609
  Non-taxable                                   968           172         1,140
Loans                                        32,133       (44,298)      (12,165)
                                             ------       -------       -------
                                             46,942       (49,600)       (2,658)
                                             ------       -------        ------
Interest Expense
Deposits:
  Interest bearing demand                       216          (171)           45
  Savings                                     5,447        (7,205)       (1,758)
  Other time                                  1,480       (16,067)      (14,587)
Short-term borrowings                         5,709        (6,686)         (977)
Long-term debt                                4,135        (1,939)        2,196
Capital securities                            2,910             -         2,910
                                              -----        ------         -----
                                             19,897       (32,068)      (12,171)
                                             ------       -------       -------
Net Change                                  $27,045      $(17,532)      $ 9,513
                                            =======      ========       =======

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         Interest income on loans, on a fully taxable equivalent basis, decreased 4.3% from $281.7 million for the nine months ended September 30, 2002 to $269.5 million for the nine months ended September 30, 2003. This decrease was solely related to yield as the Corporation's average loans increased by $429.7 million. The yield on loans decreased by 89 basis points from 7.52% to 6.63% for the nine months ended September 30, 2003. The acquisition of Charter resulted in an increase of interest income on loans and average loans of $4.6 million and $111.4 million, respectively.

         Interest expense on deposits decreased $12.2 million or 13.8% for the nine months ended September 30, 2003, compared to the same period of 2002, despite an increase in average interest bearing deposits of 10.8% over this same period. Excluding Charter, the average balances in interest bearing demand and savings deposits increased by $163.1 million and $190.5 million, respectively, while the average balance in time deposits decreased by $155.6 million. The Corporation continued to successfully generate non-interest bearing deposits as the average balance of such deposits, excluding Charter, increased by $92.4 million or 10.7% from September 30, 2002 to September 30, 2003. The average balance in short-term borrowings increased by $200.7 million as average repurchase agreements, federal funds purchased and short-term subordinated notes increased $63.0 million, $64.3 million and $20.1 million, respectively. Interest expense on long-term debt increased $2.2 million as average long-term debt increased $200.9 million. In addition, the Corporation incurred $2.9 million in expense on its capital securities of subsidiary trust which were issued March 31, 2003.

         The provision for loan losses charged to operations is determined based upon management's analysis of the adequacy of the allowance for loan losses, which takes into consideration both quantitative and qualitative factors relevant to the collectibility of the existing portfolio. The provision for loan losses was $16.8 million for the first nine months of 2003, as compared to $13.5 million for the first nine months of 2002. The allowance for loan losses as a percentage of total loans was 1.30% at September 30, 2003 and 1.31% at December 31, 2002.

         Non-interest income increased 13.5% to $100.0 million during the first nine months of 2003 from $88.1 million during the first nine months of 2002.
The increase in non-interest income was primarily due to an increase in deposit fees and service charges and gains on the sale of mortgage loans originated for sale. Deposit fees and service charges increased 14.4% as compared to the same period of 2002 due to deposit volume growth, fee increases, and the acquisition of Charter. Service charges for the nine months ended September 30, 2003 include $2.2 million in fees from signature based transactions on debit cards.
A recent settlement between two major debit card issuers and retailers will result in future reductions of these fees. Insurance and securities commissions and fees increased 4.8% to $32.8 million as compared to $31.3 million during the first nine months of 2002. The Corporation recorded $7.5 million in gains on the sale of mortgage loans, a $3.8 million increase over the $3.7 million recorded during the same period of 2002.

         Total non-interest expenses increased $9.4 million from $224.5 million during the first nine months of 2002 to $233.9 million during the first nine months of 2003, a direct result of the Corporation recognizing pre-tax merger and restructuring expenses of $41.9 million and $33.3 million during the same periods. Salaries and employee benefits were $122.5 million for the nine months ended September 30, 2003, a 22.1% increase as compared to the nine months ended September 30, 2002. The increase is primarily due to $9.3 million in involuntary separation and early retirement costs. In addition, salaries and employee benefits increased as a result of annual employee salary increases, commissions paid to mortgage loan originators, higher defined benefit retirement and employee health care costs and the inclusion of Charter's results of operations from the date of acquisition. Other non-interest expenses increased $23.0 million to $76.3 million for the nine months ended September 30, 2003 as compared to $53.3 million for the same period in 2002. The increase was directly attributable to $2.1 million in professional costs associated with the proposed spin-off transaction and a $20.7 million prepayment penalty incurred in connection with the refinancing of FHLB debt.

         The Corporation's income tax expense was $19.8 million for the first nine months of 2003 compared to $19.6 million for the same period of 2002.
The effective tax rate of 29.0% for the nine months ended September 30, 2003 was lower than the 35.0% federal statutory tax rate due to non-taxable interest and dividend income.

THIRD QUARTER OF 2003 AS COMPARED TO THIRD QUARTER OF 2002

     During the third quarter of 2003, net interest income decreased $27,000 over the third quarter of 2002. Total interest income decreased $3.1 million, or 2.9%. Total interest expense decreased $3.1 million, or 8.7% during the third quarter of 2003 as compared to the third quarter of 2002. Interest expense on deposits decreased $4.8 million, despite an increase in the average balance of interest bearing deposits of $618.0 million. The acquisition of Charter resulted in a $3.6 million increase to net interest income during the third quarter of 2003 as compared to the same period in 2002. Interest income and interest expense from Charter were $5.7 million and $2.1 million, respectively.

         The provision for loan losses totaled $5.2 million for the third quarter of 2003, as compared to $4.8 million for the third quarter of 2002.

         Non-interest income increased $2.5 million to $32.6 million during the third quarter of 2003 compared to $30.1 for the same period of 2002, primarily due to a $1.6 million increase in insurance and securities commissions and fees. Deposit fees and service charges increased 11.0% to $13.5 million for the three months ended September 30, 2003 from $12.2 million for the same period last year primarily as a result of the acquisition of Charter. Service charges for the third quarter of 2003 include $702,000 in fees from signature based transactions on debit cards.

         Non-interest expenses increased by $38.3 million, or 61.5%, during the third quarter of 2003, compared to the third quarter of 2002. The increase is primarily due to $32.3 million in restructuring charges incurred in connection with the proposed spin-off transaction. Salaries and employee benefits increased $13.4 million during the third quarter of 2003, as compared to the third quarter of 2002, due to involuntary separation and early retirement costs related to the proposed spin-off transaction, normal annual salary adjustments and the purchase of Charter. Other non-interest expenses increased $23.0 million to $40.9 million during the third quarter of 2003 compared to $17.9 million for the same period of 2002. This increase is directly attributable to professional costs associated with the proposed spin-off transaction and the prepayment penalty incurred in connection with the FHLB refinancing.

         The Corporation's income tax benefit was $1.6 million for the third quarter of 2003 compared to an income tax expense of $10.9 million for the same period of 2002.

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

         Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. Liquidity sources from liabilities are generated primarily through growth in core deposits, and to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliates have the ability to borrow funds from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank. FHLB advances are a competitively priced and reliable source of funds. The Corporation has significant FHLB borrowing capacity available for both general and contingency funding purposes. As of September 30, 2003, outstanding advances were $622.9 million or 7.5% of total assets, while FHLB availability was $2.3 billion, or 27.8% of total assets.

         The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks totaling $98.0 million, of which $29.0 million was used as of September 30, 2003. The Corporation also issues subordinated debt on a regular basis and has access to the capital markets.

         The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

         The Corporation continued to successfully originate mortgage loans for resale in the secondary market. Originations of mortgage loans totaled $441.4 million for the first nine months of 2003. Core deposits grew $551.8 million during the first nine months of 2003 providing the primary source of financing for the Corporation's lending and investing activities. Core deposits acquired through the acquisition of Charter totaled $391.4 million. In addition to funds from the growth in core deposits, the Corporation utilized long-term FHLB advances to finance the purchase of certain investment securities.

     The Corporation repurchases shares of its common stock for re-issuance under various employee benefit plans and the Corporation's dividend reinvestment plan. During the third quarter of 2003, the Corporation purchased treasury shares totaling $13.3 million and received $9.9 million upon issuance. In addition, the Corporation completed its plan to repurchase shares of its common stock to be issued in connection with the redemption of its Series A and Series B preferred stock during the second quarter of 2003. The Corporation used its existing lines of credit with several major domestic banks to purchase treasury shares totaling $8.1 million which were reissued for the redemption of the preferred stock.

         During the third quarter of 2003, the Corporation refinanced approximately $220 million of its higher-cost, adjustable FHLB advances to fixed-rate, fixed maturity advances at lower long-term rates. The advances were scheduled to mature periodically through 2011 and had a weighted average interest rate of 5.10% at June 30, 2003. These advances were replaced with FHLB advances which will mature periodically through 2008 with a weighted average interest rate of 3.62%. The refinancing, which resulted in a pre-tax prepayment penalty of approximately $20.7 million, will generate approximately $3.3 million in annual interest savings.

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

         The gap analysis below measures the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing over a one-year period was .99 at September 30, 2003, as compared to
1.12 at September 30, 2002. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, assuming the current interest rate environment.

Following is the gap analysis as of September 30, 2003 (in thousands):


                                Within            4-12             1-5             Over
                               3 Months          Months           Years           5 years          Total
                               --------          ------           -----           -------          -----
Interest Earning Assets
Interest bearing deposits
  with banks                   $    1,519      $      103                                       $    1,622
Federal funds sold                  7,109                                                            7,109
Securities                         92,660         288,594      $  965,008       $  389,449       1,735,711
Loans, net of unearned          1,838,844       1,085,728       2,191,579          479,498       5,595,649
                                ---------       ---------       ---------          -------       ---------
                                1,940,132       1,374,425       3,156,587          868,947       7,340,091
Other assets                                                                       948,396         948,396
                                ---------       ---------       ---------        ---------       ---------
                               $1,940,132      $1,374,425      $3,156,587       $1,817,343      $8,288,487
                               ==========      ==========      ==========       ==========      ==========

Interest Bearing Liabilities
Deposits:
  Interest checking            $  406,696                                       $  891,695      $1,298,391
  Savings                         583,414                                          824,731       1,408,145
  Time deposits                   529,058      $  943,199      $  881,658            3,506       2,357,421
Borrowings                        809,022          71,164         341,155          276,288       1,497,629
                                  -------          ------         -------          -------       ---------
                                2,328,190       1,014,363       1,222,813        1,996,220       6,561,586
Other liabilities                                                                1,130,114       1,130,114
Stockholders' equity                                                               596,787         596,787
                                  -------         -------         -------         --------       ---------
                               $2,328,190      $1,014,363      $1,222,813       $3,723,121      $8,288,487
                               ==========      ==========      ==========       ==========      ==========

Period Gap                     $(388,058)       $ 360,062      $1,933,774      $(1,905,778)
                               =========        =========      ==========      ===========

Cumulative Gap                 $(388,058)       $ (27,996)     $1,905,778
                               =========        =========      ==========

Cumulative Gap as a Percent
  of Earnings Assets               (5.29)%           (.38)%         25.96%
                                   =====             ====           =====
Rate Sensitive Assets/Rate
  Sensitive Liabilities
  (Cumulative)                       .83              .99            1.42             1.12
                                     ===              ===            ====             ====


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

                                                         September  30,
                                                         --------------
                                                     2003             2002
                                                     ----             ----
Net interest income change (12 months):
  - 100 basis points shock vs. stable rate           (3.4)%           (1.0) %
  + 200 basis points shock vs. stable rate           ( .3)%            1.3 %

Economic value of equity:
  - 100 basis points shock vs. stable rate          (12.2)%           (6.0)%
  + 200 basis points shock vs. stable rate           (3.7) %            .1 %


         The preceding measures indicate that the balance sheet structure as of September 30, 2003 is somewhat more susceptible to large and immediate rate changes than as of twelve months ago. This is largely a function of higher holdings of mortgage-related assets and, to a lesser extent, a higher level of short-term borrowings. Mortgage-related assets tend to create a higher level of interest rate risk because the assets refinance when rates fall and their effective maturities lengthen when rates rise. The Corporation's concentration of these assets increased due to lower demand for commercial loans (particularly in our Northern markets) and due to the acquisition of Charter. The ALCO considers this risk to be manageable and will be enhancing strategies to reduce risk. As the economy recovers, the Corporation will increase its holdings of commercial loans which tend to more closely match the structure of the Corporation's liabilities. The level of short-term borrowings is planned to be reduced by the use of longer term FHLB advances and retail strategies which will promote longer term certificates of deposits and checking deposits (which are less rate-sensitive). The Corporation is also implementing an interest-rate swap program whereby certain fixed loans will be transformed to floating rate. The risk of declining rates has also increased as rates are nearly at a historical low point from which there is a limited ability to lower certain deposit rates further. However, from this low point, management does not view such a dramatic decrease in rates as a highly probably event.

         The computation of the prospective effects of hypothetical interest rate changes requires numerous assumptions regarding characteristics of new business and the behavior of existing positions. These business assumptions are based upon the Corporation's experience, business plans and published industry experience. Key assumptions employed in the model include asset prepayment speeds, the relative price sensitivity of certain assets and liabilities and the expected life of non-maturity deposits. Because these assumptions are inherently uncertain, actual results will differ from simulated results. In addition, the preceding measures assumed no change in asset/ liability compositions. Thus, the measures do not reflect the actions the ALCO may undertake in response to such changes in market rates of interest.

         Changes in the interest rate environment can cause significant fluctuations in the market value of mortgage loans originated for resale in the secondary market. The Corporation utilizes forward loan commitments on mortgage loans to offset the risk of decreases in the market values of the loans as a result of increases in interest rates. At September 30, 2003, the Corporation had $10.1 million in forward sales commitments.

LOANS
  Following is a summary of loans (in thousands):

                                                 September 30,     December 31,
                                                     2003             2002
                                                 --------------   -------------
Real estate:
  Residential                                      $2,099,016      $1,947,529
  Commercial                                        1,691,349       1,465,903
  Construction                                        337,149         287,560
Installment loans to individuals                      787,945         910,868
Commercial, financial and agricultural                657,873         620,489
Lease financing                                        31,027          63,901
Unearned income                                       (33,781)        (75,746)
                                                   ----------      ----------
                                                   $5,570,578      $5,220,504
                                                   ==========      ==========


         The Corporation strives to minimize credit losses by utilizing credit approval standards, diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. The Corporation continued to experience strong loan growth as total loans, excluding Charter, increased $180.3 million from December 31, 2002, to $5.6 billion at September 30, 2003, despite a 51.4% or $32.9 million decline in lease financing receivables. The balance of the lease financing receivables has been declining since 2000, when the Corporation ceased originating automobile leases. This decline was offset by a $426.5 million or 11.5% increase in residential, commercial and construction loans secured by real estate and a 6.0%, or $37.4 million increase in commercial, financial and agricultural loans during 2003.

         The Corporation's loan portfolio is well-diversified, with a significant portion of the portfolio being made up of loans secured by real estate. Residential, commercial and construction loans secured by real estate accounted for 74.1% of the loan portfolio at September 30, 2003.

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

Following is a summary of non-performing assets (dollars in thousands):

                                                   September 30,   December 31,
                                                       2003           2002
                                                   ------------    ------------
Non-performing assets:
  Non-accrual loans                                    $27,924         $22,294
  Restructured loans                                     5,779           5,915
                                                         -----           -----
    Total non-performing loans                          33,703          28,209
  Other real estate owned                                4,633           4,729
                                                         -----           -----
    Total non-performing assets                        $38,336         $32,938
                                                       =======         =======

Asset quality ratios:
  Non-performing loans as percent of total loans           .61%           .54%
  Non-performing assets as percent of total assets         .46%           .46%

ALLOWANCE FOR LOAN LOSSES

         Management's analysis of the allowance for loan losses includes the evaluation of the loan portfolio based upon the Corporation's internal loan grading system, evaluation of portfolio industry concentrations and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors used in the internal loan grading system include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position and residual value of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower. Management also assesses historical loss on the remaining portfolio segments in conjunction with the current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration, portfolio growth, concentrations of credit risk and other factors, including regulatory guidance in determining the adequacy of the allowance. This determination inherently involves a higher degree of uncertainty, involves a consideration of current risk factors that may not have yet manifested themselves in the Corporation's historical loss factors used to determine the adequacy of the allowance, and recognizes that knowledge of the portfolio may be incomplete.

Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                  Three Months Ended      Nine Months Ended
                                    September 30,           September 30,
                                    -------------           -------------
                                   2003       2002        2003        2002
                                 -------    -------     -------     --------
Balance at beginning of period   $72,076    $67,799     $68,406     $65,059
Addition from acquisition                                 2,506       1,389

Charge-offs                       (6,005)    (5,410)    (18,207)    (15,677)
Recoveries                         1,097      1,141       2,873       4,066
                                   -----      -----       -----       -----
  Net charge-offs                 (4,908)    (4,269)    (15,334)    (11,611)
Provision for loan losses          5,237      4,835      16,827      13,528
                                   -----      -----      ------      ------
Balance at end of period         $72,405    $68,365     $72,405     $68,365
                                 =======    =======     =======     =======

Allowance for loan losses to:

  Total loans, net of unearned income                      1.30%       1.31%
  Non-performing loans                                   214.83%     241.51%

CAPITAL RESOURCES AND REGULATORY MATTERS

         The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, provide stability to current operations and promote public confidence. Capital management is a continuous process. Stockholders' equity increased through earnings retention by $16.6 million during the nine months ended September 30, 2003. The Corporation has an existing registration statement for the Corporation's subordinated notes which are issued through its finance company subsidiary, Regency Finance Company (Regency). The net proceeds from the issuance of the subordinated notes are used to finance Regency's lending and purchasing activities. In addition, the Corporation has an effective $200.0 million shelf registration with the Securities and Exchange Commission. The Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or capital securities of a subsidiary trust in one or more offerings.

     Prior to the proposed spin-off transaction, First National Bank of Florida and Roger Bouchard Insurance, Inc. will pay dividends of $25 million and $8 million, respectively, to the Corporation. The dividend from First National Bank of Florida will be primarily funded through a subordinated loan with one of its correspondent banks. The subordinated loan is expected to have a seven-year maturity and bear interest at a rate based on LIBOR plus 170 basis points and will qualify for Tier 2 capital. In addition, First National Bankshares of Florida, Inc. plans to issue up to $45.0 million of trust preferred securities in a private offering. The trust preferred securities is expected to bear interest at a rate equal to the three-month LIBOR plus 290 basis points and is expected to qualify as Tier 1 capital under FRB guidelines.

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

         As of June 30, 2003, the Corporation and each of its banking subsidiaries have been categorized as "well capitalized" under the regulatory framework for prompt corrective action. Management believes, as of September 30, 2003, that the Corporation and each of its banking subsidiaries are all "well capitalized". Following are capital ratios as of September 30, 2003 for the Corporation (dollars in thousands):

                                              Well Capitalized  Minimum Capital
                                Actual          Requirements      Requirements
                            --------------    ----------------  ---------------
                            Amount   Ratio     Amount   Ratio    Amount   Ratio
                            ------   -----    -------   ------  -------   -----

Tier 1 Capital (Leverage)   $491,015   6.2%   $397,819    5.0%   $318,255   4.0%
  (to average assets)
Total Capital                575,020  10.1%    571,763   10.0%    457,410   8.0%
  (to risk-weighted assets)
Tier 1 Capital               491,015   8.6%    343,058    6.0%    228,705   4.0%
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

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Form 10-Q are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project," or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to publicly update or revise it forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK.

         The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

     An evaluation was performed during the quarter ended September 30, 2003 under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Corporation's internal controls over financial reporting since the date of the evaluation.

PART II

Item 1.  Legal Proceedings

The Corporation established a litigation reserve in 2001 by recording a pre-tax charge of approximately $4.0 million to cover estimated legal expenses associated with five cases filed against one of its subsidiary banks. The plaintiffs alleged that a third-party independent administrator misappropriated funds from their individual retirement accounts held by the subsidiary bank.
As of September 30, 2003, the Corporation has settled all of these asserted claims at an aggregate cost to the Corporation of approximately $3.5 million. The Corporation believes the remaining reserve will be sufficient for all costs associated with the litigation, including legal costs, unasserted claims, settlements and adverse judgments.

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

                   31 Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   32 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)   Reports on Form 8-K

               The Corporation filed the following reports on Form 8-K during the third quarter of 2003:

                  July 16, 2003 - The Corporation reported its issuance of a press release announcing its financial results for the quarter and six months ended June 30, 2003.

                  July 11, 2003 - The Corporation reported its issuance of a press release on July 10, 2003, announcing that its Board of Directors had approved a plan to divide the Corporation into two separate public companies.

                  The Corporation has filed the following reports on Form 8-K after September 30, 2003:

                  October 31, 2003 - The Corporation announced the filing of the Form 10 Registration Statement with the Securities and Exchange Commission by the subsidiary to be spun-off, First National Bankshares of Florida, Inc.

                  October 31, 2003 - The Corporation received the requisite consents from holders of its subordinated notes approving the execution of the Second Supplemental Indenture to its subordinated notes effective as of October 30, 2003. The Second Supplemental Indenture amends the originally filed Indenture to permit the Corporation to effect its planned spin-off of its Florida operations without causing a default under the Indenture.

                  October 15, 2003 - The Corporation reported its issuance of a press release announcing its financial results for the quarter ended and nine months ended September 30, 2003.

                  October 8, 2003 - The Corporation commenced the solicitation of written consents from certain of the holders of its subordinated notes to the execution of a Second Supplemental Indenture.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          F.N.B. Corporation
                                          ----------------------------------
                                          (Registrant)



Dated: November 14, 2003                  /s/Gary L. Tice
------------------------                  ----------------------------------
                                          Gary L. Tice
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: November 14, 2003                  /s/Thomas E. Fahey
------------------------                  ----------------------------------
                                          Thomas E. Fahey
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Principal Financial Officer)