Form 10-K
period 2003-12-31
FNB CORP/FL/
filed 2004-03-15
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [X]             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

For the fiscal year ended December 31, 2003
                                       OR

   [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

For the transition period from _______________________ to ______________________
Commission file number 001-31940

                               F.N.B. CORPORATION
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Florida                                       25-1255406
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

         One F.N.B Boulevard
            Hermitage, PA                                       16148
----------------------------------------              --------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code: 724-981-6000
Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class               Name of Exchange on which Registered
---------------------------------------     ------------------------------------
Common Stock, par value $0.01 per share           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b-2 of the Securities Act of 1934). Yes [X] No [ ]

The registrant estimates that as of March 3, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the last sale price as reported by the New York Stock Exchange for such date, was approximately $985,922,463.

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS:

As of February 28, 2004, the registrant had outstanding 46,135,608 shares of common stock having a par value of $0.01 per share.

                                                                       Continued

FORM 10-K
2003

INDEX

                                                                                   PAGE
PART I
Item 1.        Business.                                                           I-2

Item 2.        Properties.                                                         I-12

Item 3.        Legal Proceedings.                                                  I-12

Item 4.        Submission of Matters to a Vote of Security Holders.                I-13

Item 4A.       Executive Officers of the Registrant                                I-13

PART II

Item 5.        Market for Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities.                  II-1

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

Item 9A.       Controls and Procedures.                                            II-1

PART III

Item 10.       Directors and Executive Officers of the Registrant.                 III-1

Item 11.       Executive Compensation.                                             III-1

Item 12.       Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters.                         III-1

Item 13.       Certain Relationships and Related Transactions.                     III-1

Item 14.       Principal Accountant Fees and Services.                             III-1

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.    IV-1

Signatures                                                                         IV-3

Index to Exhibits                                                                  IV-5

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                                    Part of Form 10-K into
                    DOCUMENT                                    which Document is Incorporated
                    --------                                    ------------------------------
Annual Report to Stockholders for fiscal year
ended December 31, 2003                                                     I & II

Definitive proxy statement for the 2004 Annual
Meeting of Stockholders to be held on May 12, 2004                             III

PART I

ITEM 1.  BUSINESS

         F.N.B. Corporation (the Corporation) was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Corporation has three reportable business segments: community banking, insurance agencies and consumer finance. For additional information regarding these segments, refer to the Business Segments footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2003 Annual Report to Stockholders. As of December 31, 2003, the Corporation owned and operated two regional community banks, a consumer finance company, an insurance agency, First National Trust Company and First National Wealth Management Company. Additionally, as of December 31, 2003, it had full service banking offices in Pennsylvania, Florida, and Ohio and consumer finance operations in those states and Tennessee. The Corporation's insurance agency has operations in Florida and Pennsylvania.

         On December 17, 2003, the Board of Directors of the Corporation declared a pro rata distribution payable to its holders of record of outstanding common stock at the close of business on December 26, 2003, the record date for the distribution, of one share of First National Bankshares of Florida, Inc.
(FNBF) common stock for every share of the Corporation's common stock (the Distribution). Prior to the Distribution, which took effect at 12:01 a.m., Eastern Standard Time, on January 1, 2004 (the Distribution Date), the Corporation transferred all of its Florida operations to FNBF. As a result of the Distribution, all of the outstanding shares of FNBF common stock were distributed to the Corporation's shareholders. Immediately following the Distribution, the Corporation and its subsidiaries did not own any shares of FNBF common stock, which became an independent public company. FNBF's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "FLB." On December 17, 2003, the Corporation listed its common stock with the NYSE under the symbol "FNB."

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

         On March 31, 2003, the Corporation completed its business combination with Charter Banking Corp. (Charter), a bank holding company headquartered in Tampa, Florida, with assets of $795.6 million. In exchange for all of the outstanding common stock of Charter, the Corporation paid $150.2 million. The transaction was funded primarily through the issuance of $125.0 million in capital securities of a subsidiary trust and $25.2 million from the Corporation's existing line of credit with several major domestic banks. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $103.0 million in goodwill and $1.1 million in core deposit intangibles. Charter's banking subsidiary, Southern Exchange Bank, was merged into the Corporation's existing subsidiary, First National Bank of Florida, on October 14, 2003. The Corporation incurred and paid merger related costs of $1.0 million in connection with its acquisition of Charter. These costs were primarily related to employment expenses.

         On July 1, 2003 Roger Bouchard Insurance, Inc. completed its acquisition of Lupfer-Frakes, Inc. (Lupfer), an independent insurance agency located in Central Florida. Roger Bouchard Insurance, Inc. paid $10.2 million in exchange for all of the outstanding common stock of Lupfer. The transaction, which was accounted for as a purchase, resulted in the recognition of $8.5 million in goodwill and $1.3 million in customer and renewal lists. The value assigned to the customer and renewal lists will be amortized over a ten year period.

         During the first quarter of 2003, $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) of a subsidiary trust holding solely junior subordinated debt securities of the Corporation (debentures) were issued by F.N.B. Statutory Trust I (Statutory Trust). The Corporation owns 100% of the common equity of the Statutory Trust. The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Statutory Trust are its sole assets. Distributions on the capital securities issued by the Statutory Trust are payable quarterly at a rate per annum equal to the interest rate being earned on the debentures held by the Statutory Trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The rate in effect at December 31, 2003 was 4.39%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The Corporation has determined that it is not the primary beneficiary of the Statutory Trust and will not consolidate it.

         During the fourth quarter of 2003, $40.0 million of Corporation-obligated mandatorily redeemable capital securities of a subsidiary trust holding solely junior subordinated debt securities of the Corporation (debentures) were issued by First National Bankshares Statutory Trust I (Issuer Trust). The Issuer Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Issuer Trust are its sole assets. Distributions on the capital securities issued by the Issuer Trust are payable quarterly at a rate per annum equal to the interest rate being earned on the debentures held by the Issuer Trust and are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 290 basis points. The rate in effect at December 31, 2003 was 4.06%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The Corporation has determined that it is not the primary beneficiary of the Issuer Trust and will not consolidate it.

         The Corporation completed the planned redemption of its Preferred Series A and Preferred Series B stock during the second quarter of 2003. In connection with the redemption, the Corporation issued shares of its common stock out of treasury stock for the remaining outstanding preferred stock. The Corporation issued 15,882 and 264,568 shares of its common stock for the remaining 19,174 and 98,851 shares of Preferred Series A and Preferred Series B, respectively. As a result of the redemption, the Corporation no longer has any outstanding shares of Preferred Series A or Preferred Series B stock.

         The Corporation's lending philosophy is to minimize credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. The Corporation is an active residential mortgage lender, and its commercial loans are generally to established businesses within its market areas. The Corporation has no highly leveraged transaction loans.

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

         Following is information as of December 31, 2003 for the Corporation's community bank and consumer finance subsidiaries, including the year established and location of principal office for each (dollars in thousands). All subsidiaries are wholly-owned by the Corporation.

                                                                                                NUMBER
                                                             TOTAL              TOTAL             OF
                                                             ASSETS            DEPOSITS         OFFICES
                                                           ----------         ----------        -------
COMMUNITY BANK SUBSIDIARIES:

First National Bank of Pennsylvania (Est. 1864)
  Hermitage, Pennsylvania...............................   $4,386,835         $3,441,231          125
First National Bank of Florida (Est. 1998)
  Naples, Florida.......................................    3,716,613          2,720,238           58
                                                           ----------         ----------          ---
                                                           $8,103,448         $6,161,469          183
                                                           ==========         ==========          ===
CONSUMER FINANCE SUBSIDIARY:

Regency Finance Company (Est. 1927)
  Hermitage, Pennsylvania...............................   $  147,444                              47
                                                           ==========                             ===

INSURANCE AGENCY SUBSIDIARY:
Roger Bouchard Insurance, Inc. (Est. 1948)
  Clearwater, Florida...................................   $   36,845                              13
                                                           ==========                             ===

TRUST SUBSIDIARIES:
First National Trust Company (Est. 2003)
  Hermitage, Pennsylvania...............................   $    2,368
First National Wealth Management Company (Est. 2003)
  Naples, Florida.......................................        3,479
                                                           ----------
                                                           $    5,847
                                                           ==========

         The Corporation has five other subsidiaries, Penn-Ohio Life Insurance Company, Est. 1981 (Penn-Ohio), First National Corporation, Est. 1997 (FNC), F.N.B. Building Corporation, Est. 1987 (F.N.B. Building), First National Management Corporation, Est. 2002 (FNMC) and First National Bankshares of Florida, Inc., Est 2003 (FNBF). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation's subsidiaries. FNC and FNMC hold equity securities and other assets for the holding company. F.N.B. Building owns real estate that is leased to certain affiliates. FNBF was created to facilitate the spin-off of the Corporation's Florida operations. FNBF was structured as a mid-tier holding company and it owns the following subsidiaries: First National Bank of Florida, Roger Bouchard Insurance, Inc. and First National Wealth Management Company.

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

         In addition, First National Trust Company (FNTC)and First National Wealth Management Company (FNWMC)provide a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2003, the market value of trust assets under management totaled approximately $1.3 billion and $910.2 million at FNTC and FNWMC, respectively. On December 31, 2003, FNTC was a subsidiary of First National Bank of Pennsylvania while FNWMC was a subsidiary of FNBF.

OPERATIONS OF THE INSURANCE AGENCY

         The Corporation's insurance agency is a full-service agency offering all lines of commercial and personal insurance through major carriers.

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

OPERATIONS OF THE INVESTMENT ADVISOR SUBSIDIARY

         First National Trust Company's subsidiary, F.N.B. Investment Advisors, Inc., is registered with the Securities and Exchange Commission (SEC) as an investment advisor and, therefore, is subject to the requirements of the Investment Advisors Act of 1940 and the SEC's regulations thereunder. The principal purpose of the regulations applicable to investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of investment advisors. The regulations applicable to investment advisors cover all aspects of the investment advisory business, including limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping, operating marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The Corporation's investment advisory subsidiary also may be subject to certain state securities laws and regulations.

In addition, since the Corporation's investment advisor subsidiary is an investment advisor to registered investment companies and other managed accounts, the investment advisory company is subject to the requirements of the Investment Company Act of 1940 and the SEC's regulations thereunder.

         Additional legislation, changes in rules promulgated by the SEC, other federal and state regulatory authorities and self-regulatory organizations, or changes in the interpretation or enforcement of existing laws and rules may directly affect the method of operation and profitability of investment advisors. The profitability of investment advisors could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation and electronic commerce.

         Under various provisions of the federal securities laws, including in particular those applicable to broker-dealers, investment advisors and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in a limitation of permitted activities and disqualification to continue to conduct certain activities.

MARKET AREA AND COMPETITION

         The Corporation's Pennsylvania subsidiaries operate in Pennsylvania, northern and central Tennessee and northeastern Ohio in an area which has a diversified mix of light manufacturing, service and distribution industries. This area is served by Interstates 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport.

         The Corporation's Florida subsidiaries, which have subsequently been spun-off, operated in an area represented by high growth and high median family income levels. The industries served in this market include a diversified mix of tourism, construction, services, light manufacturing, distribution and agriculture. The market extends north to Tampa and south through Naples to Marco Island, and is served by Interstate 75 and U.S. Highway 41. The Corporation's acquisition of Charter extends the Florida market across Interstate 4 through Orlando.

         The Corporation's subsidiaries compete for deposits, loans and service business with a large number of other financial institutions, such as commercial banks, savings banks, savings and loan associations, credit life insurance companies, mortgage banking companies, consumer finance companies, credit unions and commercial finance and leasing companies, many of which have greater resources than the Corporation. In providing wealth and asset management services, the Corporation's subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies.

         In the consumer finance subsidiary's market areas of Pennsylvania, Ohio and Tennessee, the active competitors include banks, credit unions and national, regional and local consumer finance companies, some of which have substantially greater resources than that of the consumer finance subsidiary. The ready availability of consumer credit through charge accounts and credit cards constitutes additional competition. In this market area, competition is based on the rates of interest charged for loans, the rates of interest paid to obtain funds and the availability of customer services.

         The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but also in processing information. Each of the Corporation's subsidiaries must continually make technological investments to remain competitive in the financial services industry.

EMPLOYEES

         As of February 13, 2004, the Corporation and its subsidiaries had 1,325 full-time and 357 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

MERGERS AND ACQUISITIONS

         See the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2003 Annual Report to Stockholders.

GOVERNMENT SUPERVISION AND REGULATION

         The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks and specific information about the Corporation and its subsidiaries. Federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Bank Insurance Fund rather than for the protection of stockholders and creditors. There are numerous laws and regulations governing the operations of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its subsidiaries.

General

         As a registered bank holding company and financial holding company, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Corporation's subsidiary banks and trust companies are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries and affiliates are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to stockholders.

         A financial holding company and the companies under its control are permitted to engage in activities considered "financial in nature or incidental thereto" as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations, including, without limitation, insurance and securities activities, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as the Banks, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

         The Federal Reserve Board is the "umbrella" regulator of a financial holding company. In addition, financial holding company's operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, insurance companies and banks, are also subject to the jurisdiction of various federal and state "functional" regulators.

Interstate Banking

         Bank holding companies, including those that are also financial holding companies, are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking and Branching Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, control no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

         Subject to certain restrictions, the Interstate Banking and Branching Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking and Branching Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. During 2003, the Corporation had two retail subsidiary national banks: First National Bank of Pennsylvania and First National Bank of Florida. First National Bank of Pennsylvania owns and operates eleven interstate branch offices within Ohio.

Changes in Regulations

         Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any proposals or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

Capital and Operational Requirements

         The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board's risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders' equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank's risk-based capital ratio to fall or remain below the required minimum.

         The sum of Tier 1 and 2 capital less investments in unconsolidated subsidiaries represents the Corporation's qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. At December 31, 2003, the Corporation's Tier 1 and total risk-based capital ratios under these guidelines were 9.2% and 10.9%, respectively. At December 31, 2003, the Corporation had $165.0 million of capital securities that qualified as Tier 1 capital and $27.0 million of subordinated debt that qualified as Tier 2 capital. Effective upon the spin-off of the Florida operations, approximately $77.0 million and $10.0 million of these capital securities will continue to qualify for Tier 1 and Tier 2 capital, respectively.

         The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Corporation's leverage ratio at December 31, 2003 was 6.7%. The Corporation meets its leverage ratio requirements.

         The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for "prompt corrective action" for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An "undercapitalized" bank must develop a capital restoration plan and its parent holding company must guarantee that bank's compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank's assets at the time it became "undercapitalized" or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent's general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

         The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a "well-capitalized" institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, both of the Banks were considered well capitalized as of December 31, 2003.

         Federal regulators must also take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) and (c) risks from non-traditional activities, as well as an institution's ability to manage those risks, when determining the adequacy of an institution's capital. This evaluation will be made as a part of the institution's regular safety and soundness examination. In addition, the Corporation, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Distributions

         The Corporation's funds for cash distributions to its stockholders are derived from a variety of sources, including cash and temporary investments. The primary source of such funds, and funds used to pay principal and interest on its indebtedness, is dividends received from the Banks. In addition to dividends from the Banks, other sources of parent company liquidity for the Corporation include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. Both of the Banks are subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

         In addition, the ability of the Corporation and the ability of Banks to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Corporation, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Source of Strength

         According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other Banks that are members of the FDIC may be assessed for the FDIC's loss, subject to certain exceptions.

         In addition, if the Corporation's subsidiary banks were no longer "well capitalized" and "well managed" within the meaning of the Bank Holding Company Act and Federal Reserve Board rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of Federal Reserve Board applications would not be available to the Corporation. Moreover, examination ratings of "3" or lower, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations or other factors, can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or continue to conduct existing activities.

Securities and Exchange Commission

         The Corporation is also subject to regulation by the Securities and Exchange Commission (SEC) by virtue of the Corporation's status as a public company and due to the nature of certain of its businesses.

CONSUMER FINANCE SUBSIDIARY

         The Corporation's consumer finance subsidiary is subject to regulation under Pennsylvania, Tennessee, and Ohio state laws which require, among other things, that it maintain licenses for consumer finance operations in effect for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions and the Ohio Division of Consumer Finance periodically visit the offices of the consumer finance subsidiary and conduct extensive examinations in order to determine compliance with such laws and regulations. Such examinations include a review of loans and the collateral thereof, as well as a check of the procedures employed for making and collecting loans. Additionally, the consumer finance subsidiary is subject to certain federal laws which require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions.

INSURANCE AGENCY

         The Corporation's insurance agency is subject to licensing requirements and extensive regulation under the laws of the United States and its various states. These laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations, conviction of crimes and the like. Possible sanctions which may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

LIFE INSURANCE SUBSIDIARY

         Penn-Ohio is subject to examination on a triennial basis by the Arizona Department of Insurance. Representatives of the Arizona Department of Insurance will periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under applicable Arizona statutes.

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

AVAILABLE INFORMATION

         The Corporation maintains a website at www.fnbcorporation.com. The Corporation makes available, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. The Corporation's common stock is traded on the NYSE under the symbol "FNB". The Corporation's Code of Business Conduct and Ethics, the Charters of its Audit, Compensation, Corporate Governance and Nominating Committees and the Corporation's Corporate Governance Guidelines are available on the Corporation's website and in printed form upon request.

ITEM 2.  PROPERTIES

         The Corporation owns a six-story building in Hermitage, Pennsylvania which serves as its northern executive and administrative offices and shares this facility with First National Bank of Pennsylvania. The Corporation also operates an eight-story building in Naples, Florida, which serves as its southern executive and administrative offices and shared this facility with First National Bank of Florida until December 31, 2003.

         The banking, consumer finance and insurance company offices are located in 31 counties in Pennsylvania, 9 counties in southwestern Florida, 16 counties in northern and central Tennessee and 7 counties in eastern Ohio. At December 31, 2003, the Corporation's subsidiaries owned 131 of the Corporation's 243 offices and leased the remaining 112 offices under operating leases expiring at various dates through the year 2087. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is incorporated by reference to the Corporation's 2003 Annual Report to Stockholders.

ITEM 3.  LEGAL PROCEEDINGS

         The Corporation established a litigation reserve in 2001 by recording a pr-tax charge of approximately $4.0 million to cover estimated legal expenses associated with five cases filed against on of its subsidiary banks. The plaintiffs alleged that a third-party independent administrator misappropriated funds from their individual retirement accounts held with the banking subsidiary. As of December 31, 2003, the Corporation has settled all of these asserted claims, at an aggregate cost to the Corporation of $3.5 million. The Corporation believes the remaining reserve will be sufficient for all remaining costs associated with the litigation, including legal costs, unasserted claims, settlements and adverse judgements.

         The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Other real estate owned includes a property that is subject to litigation. Should the outcome of the pending or threatened lawsuits be adverse, the value of the property will be impaired and other costs may be incurred. Management, after consultation with outside legal counsel, does not at the present time anticipate that the ultimate liability arising out of such pending and threatened lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

         Information relating to Mr. Tice, Mr. Gurgovits, Mr. Hale, Mr. Bettinger and Mr. Fahey is provided in the Corporation's definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 12, 2004. The name, age, position with the Corporation and principal occupation for the last five years of each of the remaining Corporate executive officers is set forth below:

                                                Position with the Corporation and Prior
        Name                Age                    Occupations in Previous Five Years
------------------         -----           --------------------------------------------------
Brian F. Lilly              46             Chief Financial Officer of the
                                           Corporation since December 2003;
                                           Chief Administrative Officer of FNBPA
                                           from October 2003 to present; Chief
                                           Financial Officer of Billingzone, LLC
                                           from 2000 to 2003; Chief Financial
                                           Officer of various businesses of PNC
                                           Financial Services Group, Inc. from
                                           1990 to 2000.


Tito L. Lima                39             Controller of the Corporation since January 2004;
                                           Chief Financial Officer of FNBPA since 2002; Chief
                                           Financial Officer for the Consumer Lending
                                           Business of PNC Bank from 1996 to 2002.

David B. Mogle              54             Corporate Secretary since 1994 and Treasurer since
                                           1986; Senior Vice President, Secretary and Treasurer
                                           of FNBPA since 1994, 1994 and 1999, respectively.

James G. Orie               46             Chief Legal Officer of the Corporation since
                                           January 2004; Vice President and Corporate
                                           Counsel of the Corporation from 1996 to 2003.

Gale Wurster                62             Chief Credit Officer of the Corporation since
                                           January 2004; Senior Vice President of FNBPA from
                                           1992 to present.

C.C. Coghill                60             Executive Vice President and Chief Credit Officer
(resigned effective                        of the Corporation since 2002; Executive Vice
January 1, 2004)                           President and Chief Credit Officer
                                           of FNBFL in 2002; Executive Vice President and
                                           Senior Credit Officer of First National Bank
                                           of Naples from 1997 to 2002.

Charlie Grau                 59            Vice President and Chief Technology Officer since
(resigned effective                        2002; Executive Vice President and Chief Operating
January 1, 2004)                           Officer of Customer Service Center of F.N.B., L.L.C.
                                           since 1998.

Robert T. Reichert           41            Vice President and Corporate Controller of the
(resigned effective                        Corporation since 1996; Executive Vice President
January 1, 2004)                           and Chief Financial Officer of FNBFL from 2001 to
                                           2002.

Garrett S. Richter           53            Executive Vice President of the Corporation; and
(resigned effective                        President and Chief Executive Officer of FNBFL.
January 1, 2004)

William J. Rundorff          55            Chief Legal Officer of the Corporation since 2001;
(retired effective                         Executive Vice President of the Corporation since
January 1, 2004)                           1995.

John D. Waters               57            Senior Vice President and Director of Investor
(retired effective                         Relations since July 2002; Chief Financial Officer
January 1, 2004)                           from 1994 to 2002.

         There are no family relationships among any of the above executive officers, and there is no arrangement of understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by and serve at the pleasure of the Corporation's Board of Directors.

PART II

         Information relating to Items 5, 6, 7, 7A and 8 is provided in the Corporation's 2003 Annual Report to Stockholders under the captions and on the pages indicated below. The Annual Report is filed as an exhibit to this report and is incorporated herein by reference.

                                                                             PAGES IN 2003
                                                                             ANNUAL REPORT
CAPTION IN 2003 ANNUAL REPORT TO STOCKHOLDERS                               TO STOCKHOLDERS
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY,
         RELATED SHAREHOLDER MATTERS AND ISSUER
         REPURCHASES OF EQUITY SECURITIES                                             58

ITEM 6.  SELECTED FINANCIAL DATA                                                      39

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                             43-57

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                               48-50

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            6-38, 40

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         An evaluation was performed under the supervision and with the participation of the Corporation's management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the CEO and CFO, concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Corporation's internal controls over financial reporting during the fourth quarter of 2003 that have materially affected, or are reasonably likely to material affect, the Corporation's internal controls over financial reporting.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         With the exception of information regarding certain executive officers of the Corporation, which is set forth in Item 4A. of this report, the information relating to this item is provided in the Corporation's definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 12, 2004. Such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         Information relating to this item is provided in the Corporation's definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 12, 2004. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation's definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 12, 2004. Such information is incorporated herein by reference.

                                    Number of securities      Weighted average  Number of securities
                                     to be issued upon         exercise price   remaining for future
                                        exercise of            of outstanding   issuance under equity
    Plan category                   outstanding options           options       compensation plans
---------------------               --------------------       ---------------  ---------------------
Equity compensation                     3,136,740 (1)               $21.17         6,036,998 (2)
  plans approved by
  security holders

Equity compensation
  plans not approved
  by security holders                        N/A                      N/A               N/A

(1) Excludes 39,002 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest in five equal annual installments beginning on the date of grant.

(2) Represents shares of common stock eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information relating to this item is provided in the Corporation's definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 12, 2004. Such information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         Information relating to this item is provided in the Corporation's definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 12, 2004. Such information is incorporated herein by reference.

                                      III-1

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of F.N.B. Corporation and subsidiaries and report of independent auditors, included in the Corporation's 2003 Annual Report to Stockholders, are incorporated herein by reference:

                                                        PAGES IN 2003
                                                        ANNUAL REPORT
                                                        TO STOCKHOLDERS
Consolidated Balance Sheets                                     6
Consolidated Income Statements                                  7
Consolidated Statements of Stockholders' Equity                 8
Consolidated Statements of Cash Flows                           9
Notes to Consolidated Financial Statements                10 - 38
Report of Independent Auditors                                  5
Quarterly Earnings Summary                                     40

(a)  2.  FINANCIAL STATEMENT SCHEDULES

         All Schedules are omitted because they are not applicable.

(a)  3.  EXHIBITS

         The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page IV-5 and is incorporated by reference.

(b)      REPORTS ON FORM 8-K

         The Corporation filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

         October 8, 2003 - Items 5 and 7. The Corporation commenced the solicitation of written consents from certain of the holders of its subordinated notes to the execution of a Second Supplemental Indenture.

         October 15, 2003 - Item 12. The Corporation reported its issuance of a press release announcing its financial results for the quarter ended and nine months ended September 30, 2003.

         October 31, 2003 - Item 5. The Corporation received the requisite consents from holders of its subordinated notes approving the execution of the Second Supplemental Indenture to its subordinated notes effective as of October 30, 2003. The Second Supplemental Indenture amends the originally filed Indenture to permit the Corporation to effect its planned spin-off of its Florida operations without causing a default under the Indenture.

         October 31, 2003 - Items 5 and 7. The Corporation announced the filing of the Form 10 Registration Statement with the Securities and Exchange Commission by the subsidiary to be spun-off, First National Bankshares of Florida, Inc.

         December 10, 2003 - Item 5. The Corporation announced that it and its subsidiary to be spun-off, First National Bankshares of Florida, Inc., have been cleared by the New York Stock Exchange to list their common stock under the new ticker symbols "FNB" and "FLB," respectively.

         December 18, 2003 - Item 5. The Corporation announced that its Board of Directors declared a record date of December 26, 2003 and an effective date of January 1, 2004 for the pending spin-off of First National Bank of Florida, Inc., subject to receipt of certain regulatory approvals.

         December 24, 2003 - Item 5. The Corporation announced that all necessary regulatory approvals for the spin-off of its Florida operations, First National Bankshares of Florida, Inc., have been received. In addition, the Corporation confirmed December 26, 2003 as the record date of the spin-off which will occur on January 1, 2004.

         The Corporation has filed the following Current Reports on Form 8-K after December 31, 2003:

         January 9, 2004 - Items 2 and 7. The Corporation announced that it has completed the spin-off of its Florida operations through the distribution to shareholders of all of the outstanding shares of stock of First National Bankshares of Florida, Inc. (FNBF). As a result of the spin-off, FNBF is currently an independent, separately traded, public company.

         January 22, 2004 - Items 7 and 12. The Corporation reported its issuance of a press release announcing its financial results for the quarter ended and nine months ended September 30, 2003.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       F.N.B. CORPORATION

                                       By /s/ Stephen J. Gurgovits
                                          ---------------------------
                                          Stephen J. Gurgovits,
                                          President and Chief Executive Officer

                                       By  /s/ Brian F. Lilly
                                           --------------------------
                                           Brian F. Lilly,
                                           Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Mortensen                          Chairman and Director                    March 10, 2004
---------------------------
Peter Mortensen

/s/ Stephen J. Gurgovits                     President, Chief Executive               March 10, 2004
---------------------------                  Officer and Director
Stephen J. Gurgovits                         (Principal Executive Officer)


/s/ Brian F. Lilly                           Chief Financial Officer                  March 10, 2004
---------------------------                  (Principal Financial Officer)
Brian F. Lilly

/s/ Tito L. Lima                             Corporate Controller                     March 10, 2004
---------------------------                  (Principal Accounting Officer)
Tito L. Lima

/s/ William B. Campbell                      Director                                 March 10, 2004
---------------------------
William B. Campbell

/s/ Henry M. Ekker                           Director                                 March 10, 2004
---------------------------
Henry M. Ekker

/s/ Robert B. Goldstein                      Director                                 March 10, 2004
---------------------------
Robert B. Goldstein

/s/ Harry F. Radcliffe                       Director                                 March 10, 2004
---------------------------
Harry F. Radcliffe

/s/ John Rose                               Director                 March 10, 2004
---------------------------
John Rose

/s/ William J. Strimbu                      Director                 March 10, 2004
---------------------------
William J. Strimbu

/s/ Earl K. Wahl, Jr.                       Director                 March 10, 2004
---------------------------
Earl K. Wahl, Jr.

/s/ Archie O. Wallace                       Director                 March 10, 2004
---------------------------
Archie O. Wallace

/s/ R. Benjamin Wiley                       Director                 March 10, 2004
---------------------------
R. Benjamin Wiley

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

10.16. F.N.B. Corporation 2001 Incentive Plan. (incorporated by reference to Exhibit 10.1. of the Corporation's Form S-8 filed on June 14,
            2001).

10.17. Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (incorporated by reference to Exhibit 10.17. of the Corporation's Form 10-K for the year ended December 31, 2001).

10.18. Employment Agreement between F.N.B. Corporation and Cass Bettinger. (incorporated by reference to Exhibit 10.2. of the Corporation's Form 10-Q for the quarter ended March 31, 2002).

10.19. Employment Agreement between F.N.B. Corporation and Thomas E. Fahey. (incorporated by reference to Exhibit 10.1. of the Corporation's Form 10-Q for the quarter ended June 30, 2002).

10.20. Employment Agreement between F.N.B. Corporation and Garrett S. Richter. (incorporated by reference to Exhibit 10.20. of the Corporation's Form 10-K for the year ended December 31, 2002).

13       Annual Report to Stockholders. (filed herewith).

14 Code of Ethics. (incorporated by reference to Exhibit 99.3. of the Corporation's Form 10-K for the year ended December 31, 2002).

21       Subsidiaries of the Registrant. (filed herewith).

23.1.    Consent of Ernst & Young LLP, Independent Auditors. (filed herewith).

31.1. Rule 13a-14(a)/15(d) - 14(a) Certification of Chief Executive Officer. (filed herewith).

31.2. Rule 13a-14(a)/15(d) - 14(a) Certification of Chief Financial Officer. (filed herewith).

32.1. Section 1350 Certification of Chief Executive Officer. (filed herewith).

32.2. Section 1350 Certification of Chief Financial Officer. (filed herewith).

                                                                     Exhibit 13

                           CREATING SHAREHOLDER VALUE
                         THROUGH STRATEGIC POSITIONING

                                   [PICTURE]

                           [F.N.B. CORPORATION LOGO]

                               F.N.B. CORPORATION

                               2003 ANNUAL REPORT

         CORPORATE PROFILE

         F.N.B. Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. The company owns and operates First National Bank of Pennsylvania, First National Trust Company, First National Investment Services Company, F.N.B. Investment Advisors, Inc., First National Insurance Agency, Inc. and Regency Finance Company.

         On January 1, 2004, F.N.B. Corporation completed the spin-off of its Florida operations into a separate, publicly traded company. Today, F.N.B. Corporation conducts business in Pennsylvania, Ohio and Tennessee. The company's common stock is traded on the New York Stock Exchange under the ticker Symbol "FNB."

         F.N.B. Corporation has been recognized as a Dividend Achiever by Mergent Inc., a leading provider of global business and financial information on publicly traded companies. This annual recognition is based on the company's consistently outstanding record of increased dividend performance. F.N.B. Corporation has increased dividend payments for more than 30 years.

         ANNUAL MEETING

         The Annual Meeting of Shareholders will be held on Wednesday, May 12, 2004, at 4 p.m. at the Howard Miller Student Center of Thiel College in Greenville, Pennsylvania.

         CONTENTS

          1       FINANCIAL HIGHLIGHTS

          2       LETTER TO SHAREHOLDERS

          5       INDEPENDENT AUDITORS' REPORT

          6       AUDITED CONSOLIDATED FINANCIAL STATEMENTS

         39       SELECTED FINANCIAL DATA

         40       QUARTERLY EARNINGS SUMMARY

         43       MANAGEMENT'S DISCUSSION

F.N.B. CORPORATION AND SUBSIDIARIES

FINANCIAL HIGHLIGHTS

(Dollars in thousands except per share data)

                                                               2003                 2002                   PERCENT CHANGE
                                                          ----------------      -------------              --------------
FOR THE YEAR*
Net income                                                $         58,789      $      63,335                   -7.2%
   Return on average assets                                           0.74%              0.93%
   Return on average shareholders' equity                             9.66%             10.97%

PER COMMON SHARE*
Net income

   Basic                                                  $           1.27      $        1.37                   -7.3%
   Diluted                                                $           1.25      $        1.35                   -7.4%

Cash dividends paid                                       $           0.93      $        0.81                   14.8%
Book value at year end                                    $          13.10      $       12.93                    1.3%
Market price at year end                                  $          35.45      $       26.21                   35.3%

PERFORMANCE RATIOS

Efficiency ratio                                                     72.74%             70.23%
Net interest margin                                                   4.20%              4.70%

AT YEAR END

Assets                                                           8,308,310      $   7,090,232                   17.2%
Net loans                                                        5,634,336      $   5,152,098                    9.4%
Deposits                                                         6,159,499      $   5,426,157                   13.5%
Shareholders' equity                                       $       606,909      $     598,596                    1.4%
Common shares outstanding                                       46,313,909         43,862,035                    5.6%

* Net income includes merger and restructuring charges of $34.5 million for the year ended December 31, 2003, and merger charges of $30.5 million for the year ended December 31, 2002, all on an after-tax basis.

CONSISTENT DIVIDEND GROWTH
Cash dividends declared, adjusted for stock dividends

[BAR CHART]

                                                            F.N.B. CORPORATION 1

LETTER TO OUR SHAREHOLDERS

[PICTURE]

2003 will almost certainly be viewed as one of the most monumental years in the 140-year history of our organization. In July, the Board of Directors made a decision that we think will improve our already solid performance even more and have a positive impact for shareholders in the years to come. At that time, the Board voted to divide the Corporation into two distinct entities by spinning off the Florida operations into a separate, publicly traded company.

This transaction was completed on January 1, 2004, through a tax-free distribution to shareholders of stock in the newly created company, First National Bankshares of Florida, Inc.

Our goal with the spin-off was to unlock shareholder value. We felt that the shareholders would benefit by owning shares in two companies that could focus on the geographic markets and strategies most appropriate for each. This way, Florida could concentrate on the growth potential in that market, and we could concentrate on developing strong earnings and a high dividend, while experiencing steady but more modest growth. This action has the added benefit of enabling the investment community to better recognize the true value of each company.

As you may know, the spin-off was a one-for-one distribution. If you retain your shares in both the Pennsylvania and Florida companies, you will realize a 25% increase in the combined dividend over the previous cash dividend. At F.N.B. Corporation, our focus is on high dividend achievement with a dividend payout ratio expected in the range of 65% to 75%. This would equate to a dividend yield of 4% to 5%.

Now that the spin-off has been successfully completed, we have moved the F.N.B. corporate headquarters back "home" to Hermitage, Pennsylvania, where we have deep roots in the community. Today, the Corporation has approximately $4.6 billion in total assets and 125 full-service banking centers located throughout western Pennsylvania and northeastern Ohio. In addition to traditional community banking, we provide financial services to individuals and businesses in the areas of wealth management, insurance and consumer finance.

SOLID EARNINGS PERFORMANCE

For the year ended December 31, 2003, net income for the combined F.N.B. Corporation totaled $58.8 million, or $1.25 per diluted share. Included in these results were merger and restructuring expenses of $34.5 million, or $0.74 per diluted share.

These results reflect the performance of the combined F.N.B. Corporation prior to the spin-off. It should be noted, however, that our northern operation contributed greatly to the Company's success. On a Pro Forma basis, the northern operation's net income for the year was $55.8 million, or $1.19 per diluted share, with a return on equity of 20% and a return on assets of 1.24%. Net interest income was $174.6 million on a tax equivalent basis, with a net interest margin for the year of 4.21%. Non-interest income was $70.2 million, representing 29% of total revenue. The efficiency ratio improved as well, ending the year at 58.7%. Our plan calls for an efficiency ratio below 55% for the year 2004.

F.N.B. CORPORATION 2

Credit quality also remained solid. As of December 31, 2003, the allowance for loan losses was 1.41% of total loans. Non-performing assets were just 0.69% of total assets. Annualized net loan charge-offs for 2003 represented just 0.55% of average loans.

SENIOR MANAGEMENT TEAM

Bringing F.N.B. Corporation back "home" required a series of management changes because several members of the former F.N.B. senior management team remained with the Florida company. I was honored to be elected President and Chief Executive Officer. I will maintain my current day-to-day bank responsibilities as President and Chief Executive Officer of First National Bank of Pennsylvania in addition to my new corporate duties.

I truly respect this company, to which I have dedicated over 40 years of my professional life. I look forward to working closely with our Chairman, Peter Mortensen, as we return to our focus on community banking and related services in western Pennsylvania and northeastern Ohio.

Three individuals with extensive experience in financial services will help lead F.N.B. Corporation as key members of the new senior management team.

Brian Lilly joined First National Bank of Pennsylvania last Fall as Chief Administrative Officer, and was named Chief Financial Officer for F.N.B. effective January 1, 2004. We are fortunate to have attracted someone of Brian's caliber to our organization. A Certified Public Accountant, he has over 20 years of experience in financial services including responsibility as Chief Financial Officer for operations as large as $30 billion.

Gary Roberts brings an unparalleled depth of experience in community banking to his new responsibilities as Chief Operating Officer for First National Bank of Pennsylvania. Gary has been in banking for 36 years, and has served as a Chief Executive Officer for F.N.B.-affiliated banks and other institutions in several different geographic areas.

[PHOTO OF STEPHEN J. GURGOVITS]

STEPHEN J. GURGOVITS
PRESIDENT AND CHIEF EXECUTIVE OFFICER

Completing the new senior management team is Debbie Coull-Cicchini, who recently joined us as Executive Vice President of First National Bank of Pennsylvania in charge of retail banking, wealth management and marketing. These are all areas that are important to our future success, and Debbie's 20 years of experience with large retail banks in both the United States and Canada makes her well suited to the challenge.

In addition, two financial services veterans have joined our Board of Directors. They are John Rose, President of McAllen Capital Partners, and Robert Goldstein, Chairman and former Chief Executive Officer of Bay View Capital Corporation. As we move forward, we are certain to benefit from their counsel based on their combined experience and knowledge of capital markets.

                                                            F.N.B. CORPORATION 3

In another positive move, on December 17, 2003, we began trading our common shares on the New York Stock Exchange (NYSE). It is our belief that this will enhance shareholder value by making the Company more visible to the investment community and by having greater access to the highly liquid marketplace offered by the NYSE.

On January 26, 2004, members of the Board and senior management traveled to New York City for the Original Listing Ceremony at the NYSE. I personally had the honor of ringing the opening bell. Back home, members of the F.N.B. team participated by watching the event live on cable television at various locations throughout our region, and through video replays of the event on our Intranet. It was truly a great day for F.N.B. Corporation.

OPPORTUNITIES FOR GROWTH

Going forward, we plan to achieve moderate growth in what is really an established, mature market. We expect our return on average shareholders' equity to be around 23% and our return on average assets to approach 1.3%. Achieving these aggressive targets will surely illustrate our continued commitment to enhancing shareholder value.

So, how do we plan to accomplish this?

First, we will focus on attraction, retention and expansion of our customer base in the areas of retail banking, insurance and wealth management. We will identify targeted opportunities to increase sales with our existing customers and seek to build new, mutually beneficial relationships.

Second, we will target commercial lending opportunities to better serve our existing customers and grow market share in our local communities, particularly in areas where some of our major competitors have recently been acquired by larger, non-local organizations. With strong, motivated leadership and a highly visible presence in our markets, we believe that we are well positioned to accomplish this.

Finally, we will benefit from the continued high performance of our consumer finance affiliate, Regency Finance Company. Regency has been our top performing affiliate with a net interest margin of 16%, a return on assets of around 3%, and a return on equity of more than 25%. These results were achieved while maintaining an allowance to total loans of 4.74%. Regency operates in 48 locations in Pennsylvania, Ohio and Tennessee and is constantly seeking opportunities to grow even more.

As I noted earlier, we operate in an established, mature market. But we believe that our location will not hamper our ability to grow. We intend to expand in keeping with the natural growth in our markets, as well as by capturing increasing amounts of market share.

We also expect to grow through strategic and economically feasible acquisitions in key markets. We will actively consider banks, insurance agencies and consumer finance offices within and contiguous to our current footprint. In the process of evaluating opportunities, we will not compromise our initiative to provide higher than normal returns to our shareholders. Therefore, any acquisitions will have to provide immediate positive cash flows to sustain that position.

Speaking of growth, we are excited about our new banking office that will open this Fall in Cranberry Township, Pennsylvania. This is one of the fastest growing markets in the entire state and should provide a wonderful platform for the rollout of our financial services.

In closing, I offer my sincere thanks to the more than 1,600 employees of F.N.B. Corporation who have provided loyal, dedicated service to this organization this past year. Going through such dramatic change is never easy. But they demonstrated real professionalism by continuing to provide uninterrupted, superior customer service. Thanks to our people, we are able to live up to our reputation as "Home of the Personal Banker."

Sincerely,

/s/ STEPHEN J. GURGOVITS
-----------------------------

STEPHEN J. GURGOVITS
President & Chief Executive Officer
March 15, 2004

F.N.B. CORPORATION 4

                                                    INDEPENDENT AUDITORS' REPORT

STOCKHOLDERS AND BOARD OF DIRECTORS
F.N.B. CORPORATION

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of management of F.N.B. Corporation. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

                                                               ERNST & YOUNG LLP
Birmingham, Alabama
February 24, 2004

                                                            F.N.B. CORPORATION 5

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par values

December 31                                                                                    2003                   2002
------------                                                                              --------------        ----------------
ASSETS
Cash and due from banks                                                                   $      204,824        $        246,802
Interest bearing deposits with banks                                                               6,279                   3,778
Federal funds sold                                                                                   867                   8,981
Mortgage loans held for sale                                                                      16,588                  24,177
Securities available for sale                                                                  1,641,972               1,026,191
Securities held to maturity (fair value of $37,540 and $50,517)                                   36,059                  48,992
Loans, net of unearned income of $32,346 and $40,330                                           5,708,579               5,220,504
Allowance for loan losses                                                                        (74,243)                (68,406)
                                                                                          --------------        ----------------
  NET LOANS                                                                                    5,634,336               5,152,098
                                                                                          --------------        ----------------
Premises and equipment                                                                           199,735                 163,709
Goodwill                                                                                         202,439                  88,425
Other assets                                                                                     365,211                 327,079
                                                                                          --------------        ----------------
  TOTAL ASSETS                                                                            $    8,308,310        $      7,090,232
                                                                                          --------------        ----------------
LIABILITIES

Deposits:

  Non-interest bearing                                                                    $    1,044,632        $        924,090
  Interest bearing                                                                             5,114,867               4,502,067
                                                                                          --------------        ----------------
    TOTAL DEPOSITS                                                                             6,159,499               5,426,157
                                                                                          --------------        ----------------
Other liabilities                                                                                 99,077                  99,052
Short-term borrowings                                                                            587,017                 515,780
Long-term debt                                                                                   855,808                 450,647
                                                                                          --------------        ----------------
  TOTAL LIABILITIES                                                                            7,701,401               6,491,636
                                                                                          --------------        ----------------
STOCKHOLDERS' EQUITY
Preferred stock - $0.01 par value
  Authorized - 20,000,000 shares
  Issued - 0 and 118,025 shares
  Aggregate liquidation value - $0 and $2,951                                                                                  1
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 46,354,673 and 44,162,460 shares                                                          464                     442
Additional paid-in capital                                                                       586,009                 516,186
Retained earnings                                                                                 11,532                  73,363
Accumulated other comprehensive income                                                            10,251                  17,335
Treasury stock - 40,764 and 300,425 shares at cost                                                (1,347)                 (8,731)
                                                                                          --------------        ----------------
  TOTAL STOCKHOLDERS' EQUITY                                                                     606,909                 598,596
                                                                                          --------------        ----------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $    8,308,310        $      7,090,232
                                                                                          --------------        ----------------

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION 6

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                                  CONSOLIDATED INCOME STATEMENTS
                                     Dollars in thousands, except per share data

Year Ended December 31                                                                   2003           2002             2001
---------------------                                                                -------------    -------------   --------------
INTEREST INCOME
Loans, including fees                                                                $     356,036    $     374,565   $      388,933
Securities:
   Taxable                                                                                  57,775           40,474           45,610
   Nontaxable                                                                                6,748            7,944            7,558
   Dividends                                                                                 2,571            2,220            2,791
Other                                                                                          183            1,581            5,474
                                                                                     -------------    -------------   --------------
   TOTAL INTEREST INCOME                                                                   423,313          426,784          450,366
                                                                                     -------------    -------------   --------------
INTEREST EXPENSE

Deposits                                                                                    93,315          114,104          167,108
Short-term borrowings                                                                        9,810           10,878           15,026
Long-term debt                                                                              26,711           20,689           18,166
                                                                                     -------------    -------------   --------------
   TOTAL INTEREST EXPENSE                                                                  129,836          145,671          200,300
                                                                                     -------------    -------------   --------------
   NET INTEREST INCOME                                                                     293,477          281,113          250,066
Provision for loan losses                                                                   24,339           19,094           31,195
                                                                                     -------------    -------------   --------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     269,138          262,019          218,871
NON-INTEREST INCOME                                                                  -------------    -------------   --------------

Insurance premiums, commissions and fees                                                    35,321           34,158           31,510
Service charges                                                                             52,255           46,941           36,086
Trust                                                                                       10,065            9,334            9,077
Securities commissions and fees                                                              7,793            6,617            3,643
Gain on sale of securities                                                                   2,392            1,915            1,828
Gain on sale of mortgage loans                                                               8,450            6,468            6,562
Other                                                                                       14,295           15,440           11,289
                                                                                     -------------    -------------   --------------
     TOTAL NON-INTEREST INCOME                                                             130,571          120,873           99,995
                                                                                     -------------    -------------   --------------
                                                                                           399,709          382,892          318,866
                                                                                     -------------    -------------   --------------
NON-INTEREST EXPENSE

Salaries and employee benefits                                                             164,086          135,215          121,066
Net occupancy                                                                               22,882           17,979           16,684
Amortization of intangibles                                                                  3,438            3,118            4,785
Equipment                                                                                   24,752           21,533           19,731
Merger and consolidation related                                                             1,235           42,365            8,037
Debt extinguishment penalty                                                                 20,737
Promotional                                                                                  3,863            3,697            3,809
Insurance claims paid                                                                        6,814            7,995            8,011
Other                                                                                       67,516           57,542           60,724
                                                                                     -------------    -------------   --------------
   TOTAL NON-INTEREST EXPENSE                                                              315,323          289,444          242,847
                                                                                     -------------    -------------   --------------
   INCOME BEFORE INCOME TAXES                                                               84,386           93,448           76,019
Income taxes                                                                                25,597           30,113           23,034
                                                                                     -------------    -------------   --------------
   NET INCOME                                                                        $      58,789    $      63,335   $       52,985
                                                                                     -------------    -------------   --------------
EARNINGS PER COMMON SHARE

        Basic                                                                        $        1.27    $      1.37     $         1.19
                                                                                     -------------    -------------   --------------
        Diluted                                                                      $        1.25    $      1.35     $         1.17
                                                                                     -------------    -------------   --------------

See accompanying Notes to Consolidated Financial Statements

                                                            F.N.B. CORPORATION 7

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
Dollars in thousands, except per share data

                                                                                                              Accumulated
                                                                                                                 Other
                                     Compre-                                        Additional                   Compre-
                                     hensive          Preferred        Common        Paid-In       Retained      hensive  Treasury
                                     Income             Stock          Stock         Capital       Earnings      Income    Stock
                                    ---------         ---------       --------     -----------  -----------     --------  --------
Balance at January 1, 2001                            $   1,678       $ 79,812     $   328,037  $   131,292     $  1,603  $(39,000)
Net income                          $  52,985                                                        52,985
Change in other comprehensive           8,242                                                                      8,242
income                              ---------

Comprehensive income                $  61,227
Cash dividends declared:            =========
   Preferred stock                                                                                     (293)
   Common stock $0.68 per share                                                                     (32,007)
Purchase of common stock                                                                                                   (12,052)
Issuance of common stock                                                 1,198           5,781       (4,259)                49,390
Stock dividend                                                           2,437          26,025      (28,462)
Change in par value of stock                             (1,635)       (83,050)         84,685
Conversion of preferred stock                               (42)            21              21
                                                      ---------       --------     -----------  -----------     --------  --------
Balance at December 31, 2001                                  1            418         444,549      119,256        9,845    (1,662)
Net income                          $  63,335                                                        63,335
Change in other comprehensive
 income                                 7,490                                                                      7,490
Comprehensive income                $  70,825
Cash dividends declared:            =========
   Preferred stock                                                                                     (242)
   Common stock $0.81 per share                                                                     (37,274)
Purchase of common stock                                                                                                   (30,276)
Issuance of common stock                                                     2           5,351       (5,066)                23,207
Stock dividend                                                              21          66,625      (66,646)
Conversion/retirement of
preferred stock                                                              1            (339)
                                                      ---------       --------     -----------  -----------     --------  --------
Balance at December 31, 2002                                  1            442         516,186       73,363       17,335    (8,731)
Net income                          $  58,789                                                        58,789
Change in other comprehensive          (7,084)                                                                    (7,084)
income                              ---------
Comprehensive income                $  51,705
Cash dividends declared:            =========
   Preferred stock                                                                                      (62)
   Common stock $0.93 per share                                                                     (42,810)
Purchase of common stock                                                                                                   (33,888)
Issuance of common stock                                                                 7,060       (7,059)                33,367
Stock dividend                                                              22          65,281      (65,303)
Conversion/retirement of
 preferred stock                                             (1)                        (2,518)      (5,386)                 7,905
                                                      ---------       --------     -----------  -----------     --------  --------
Balance at December 31, 2003                          $       0       $    464     $   586,009    $  11,532     $ 10,251  $ (1,347)
                                                      ---------       --------     -----------  -----------     --------  --------

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION 8

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            Dollars in thousands

Year Ended December 31                                                               2003                 2002             2001
---------------------                                                       ---------------------   -----------------  ------------
OPERATING ACTIVITIES
Net income                                                                  $              58,789   $          63,335  $     52,985
Adjustments to reconcile net income to net
   cash flows from operating activities:
        Depreciation and amortization                                                      31,974              20,232        19,471
        Provision for loan losses                                                          24,339              19,094        31,195
        Deferred taxes                                                                     (2,559)            (10,863)        2,350
        Gain on sale of securities                                                         (2,392)             (1,915)       (1,828)
        Gain on sale of loans                                                              (8,450)             (6,468)       (6,562)
        Proceeds from sale of loans                                                       463,897              58,019        22,290
        Loans originated for sale                                                        (447,858)            (74,405)      (16,009)
        Net change in:
          Interest receivable                                                                (251)              1,328         4,510
          Interest payable                                                                    427              (4,128)       (3,313)
        Other, net                                                                        (18,065)             36,393         4,380
                                                                            ---------------------   -----------------  ------------
          Net cash flows from operating activities                                         99,851             100,622       109,469
                                                                            ---------------------   -----------------  ------------
INVESTING ACTIVITIES

Net change in:

     Interest bearing deposits with banks                                                  (2,501)                (66)       (1,129)
     Federal funds sold                                                                     9,360             111,039        34,897
     Loans                                                                               (339,991)           (315,892)      (56,498)
     Bank Owned Life Insurance                                                             (5,965)            (52,518)      (23,900)
Securities available for sale:
     Purchases                                                                         (1,176,149)           (566,269)     (421,691)
     Sales                                                                                362,115             230,424       141,025
     Maturities                                                                           640,860             321,898       286,306
Securities held to maturity:
     Purchases                                                                                                 (6,304)      (20,259)
     Maturities                                                                            12,952               8,757        44,410
Increase in premises and equipment                                                        (15,543)            (29,687)      (21,131)
Cash paid in purchase business combinations, net of cash acquired                        (150,126)           (105,379)      (12,063)
                                                                            ---------------------   -----------------  ------------
          Net cash flows from investing activities                                       (664,988)           (403,997)      (50,033)
                                                                            ---------------------   -----------------  ------------
FINANCING ACTIVITIES

Net change in:

     Non-interest bearing deposits, savings and NOW                                       517,254             312,109        78,926
     Time deposits                                                                       (265,413)           (187,262)     (142,525)
Short-term borrowings                                                                      64,049             114,911        18,013
Increase in long-term debt                                                                544,890             141,346        78,010
Decrease in long-term debt                                                               (294,229)            (33,123)      (21,315)
Purchase of treasury stock                                                                (33,888)            (30,276)      (12,052)
Issuance of treasury stock                                                                 33,368              23,207        12,648
Cash dividends paid                                                                       (42,872)            (37,516)      (32,300)
                                                                            ---------------------   -----------------  ------------
          Net cash flows from financing activities                                        523,159             303,396       (20,595)
                                                                            ---------------------   -----------------  ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                      (41,978)                 21        38,841
Cash and cash equivalents at beginning of year                                            246,802             246,781       207,940
                                                                            ---------------------   -----------------  ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                    $             204,824   $         246,802  $    246,781
                                                                            ---------------------   -----------------  ------------

See accompanying Notes to Consolidated Financial Statements

                                                            F.N.B. CORPORATION 9

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS:

  F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation owns and operates regional community banks, an insurance agency, a consumer finance company, First National Trust Company and First National Wealth Management Company. As of December 31, 2003, it has full service banking offices located in Florida, Pennsylvania and Ohio and consumer finance operations in Pennsylvania, Ohio and Tennessee.

BASIS OF PRESENTATION:

  The consolidated financial statements include the accounts of the Corporation and its subsidiaries. The Corporation's consolidated financial statements have historically included subsidiaries in which the Corporation has a controlling financial interest. This requirement usually has been applied to subsidiaries in which the Corporation has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. In accordance with Financial Accounting Standards Board Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Corporation considers a voting rights entity to be a subsidiary and consolidates it if the Corporation has a controlling financial interest in the entity. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity's expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary). All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation, including restatements for a transaction accounted for as a pooling-of-interests during 2002. (See the "Mergers and Acquisitions" section of this report).

USE OF ESTIMATES:

  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CASH EQUIVALENTS:

  The Corporation considers cash and due from banks as cash and cash equivalents.

SECURITIES:

  Debt securities are classified as held to maturity when management has the positive intent and ability to hold securities to maturity. Securities held to maturity are carried at amortized cost.

  Debt securities not classified as held to maturity and marketable equity securities are classified as available for sale. Securities available for sale are carried at fair value with net unrealized securities gains (losses), net of income taxes, reported separately as a component of other comprehensive income.

  Amortization of premiums and accretion of discounts are recorded as interest income from securities. Realized gains and losses are recorded as net securities gains (losses). The adjusted cost of specific securities sold is used to compute gains or losses on sales.

  Presently, the Corporation has no intention of establishing a trading securities classification.

  Securities are periodically reviewed for impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, the likelihood of the security's ability to recover any decline in its market value, and the intent and ability to retain the security for a period of time sufficient to allow for recovery in market value.

EQUITY METHOD INVESTMENT:

  The Corporation accounts for its 15.2% ownership of the common stock of Sun Bancorp, Inc. (Sun) under the equity method. The carrying value of the Corporation's investment in Sun is adjusted for the Corporation's share of Sun's earnings and reduced by dividends received from Sun. Sun, a bank holding company headquartered in Lewisburg, Pennsylvania, is a publicly traded company under the stock symbol "SUBI" on the Nasdaq Stock Market. The carrying value of the investment included in other assets was $23.3 million at December 31, 2003.

SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE:

  Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

F.N.B. CORPORATION 10

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MORTGAGE LOANS HELD FOR SALE:

  Certain residential mortgage loans are originated for sale in the secondary mortgage loan market and typically sold with servicing rights released. These loans are classified as loans held for sale and are carried at the lower of aggregate cost or estimated market value. Market value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Loans are generally sold at a premium or discount from the carrying amount of the loan. Such premium or discount is recognized at the date of sale. Gain or loss on the sale of loans is recorded in non-interest income at the time consideration is received and all other criteria for sales treatment have been met.

LOANS AND THE ALLOWANCE FOR LOAN LOSSES:

  Loans are reported at their outstanding principal balance adjusted for any charge-offs and any deferred fees or costs on originated loans.

  Interest income on loans is accrued on the principal amount outstanding. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management's evaluation of collectibility. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid, or the loan becomes both well secured and in the process of collection. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Commercial loan charge-offs, either in whole or in part, are generally made as soon as facts and circumstances raise a serious doubt as to the collectibility of all or a portion of the principal. Loan origination fees and related costs are deferred and recognized over the life of the loans as an adjustment of yield.

  The allowance for loan losses is maintained at a level that, in management's judgement, is adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance for loan losses is based on management's evaluation of potential losses in the loan portfolio, which includes an assessment of past experience, current economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income and recovery of principal on loans previously charged off. Losses of principal and/or residuals are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable.

  The allowance for loan losses consists of an allocated and unallocated component. The components of the allowance for loan losses represent an estimation completed pursuant to Financial Accounting Standards Statement (FAS) 5, Accounting for Contingencies, or FAS 114, Accounting by Creditors for Impairment of a Loan. The allocated component reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all commercial loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically based on regularly updated loan loss experience.

  The unallocated portion of the allowance is determined based on management's assessment of historical losses on the remaining portfolio segments in conjunction with the current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration, portfolio growth, concentrations of credit risk and other factors, including regulatory guidance. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet occurred in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete. The allocation of the allowance should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends.

  Impaired loans are identified and measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, at the loan's observable market price or at the fair value of the collateral if the loan is collateral dependent. If the recorded investment in the loan exceeds the measure of fair value, a valuation allowance is established as a component of the allowance for loan losses. Impaired loans consist of non-homogeneous loans, which based on the evaluation of current information and events, management has determined that it is probable the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Corporation evaluates all commercial and commercial

                                                           F.N.B. CORPORATION 11

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

real estate loans which have been classified for regulatory reporting purposes, including non-accrual and restructured loans, in determining impaired loans.

PREMISES AND EQUIPMENT:

  Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally on the straight-line method over the asset's estimated useful life. Useful lives are dependent upon the nature and condition of the asset and range from 3 to 40 years.

OTHER REAL ESTATE OWNED:

  Assets acquired in settlement of indebtedness are included in other assets at the lower of fair value minus estimated costs to sell or at the carrying amount of the indebtedness. Subsequent write-downs and net direct operating expenses attributable to such assets are included in other expenses.

GOODWILL AND OTHER INTANGIBLE ASSETS:

  Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. On January 1, 2002, the Corporation adopted FAS 142, Goodwill and Other Intangible Assets. Under the provisions of FAS 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment. Intangible assets which have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Core deposit intangibles are being amortized primarily over 10 years. Customer and renewal lists and other intangible assets are being amortized over their remaining useful lives which range from one to ten years.

DERIVATIVE FINANCIAL INSTRUMENTS:

  The Corporation enters into various forward sales agreements to protect against changes in interest rates and prices on its mortgage loan commitments. These transactions do not qualify for hedge accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities. Therefore, both the forward agreements and the mortgage loan commitments are marked to market through earnings. At December 31, 2003, the Corporation had $5.2 million in forward sales agreements.

INCOME TAXES:

  Income taxes are computed utilizing the liability method. Under this method deferred taxes are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

PER SHARE AMOUNTS:

  Earnings and cash dividends per share have been adjusted for common stock dividends, including the five percent stock dividend declared on April 28, 2003.

  Basic earnings per common share is calculated by dividing net income, adjusted for preferred stock dividends declared, by the sum of the weighted average number of shares of common stock outstanding.

  Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming conversion of outstanding convertible preferred stock from the beginning of the year and the exercise of stock options. Such adjustments to net income and the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

NEW ACCOUNTING STANDARDS:

  FIN 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, was issued in November 2002. FIN 45 requires certain guarantees to be recorded at fair value and applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying obligation that is related to an asset, liability or an equity security of the guaranteed party. The impact of the adoption of FIN 45 was not material to the Corporation's financial condition or results of operations.

  FAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued in December 2002. It provides alternative methods of accounting for stock-based employee compensation. In addition, it amends disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation continues to account for its stock-based compensation plans under Accounting Principles Board (APB ) Opinion 25, Accounting for Stock Issued to Employees. Therefore, FAS 148 is not expected to have a material impact on the Corporation's financial condition or results of operations.

F.N.B. CORPORATION 12

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, was issued in January 2003 and amended in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Corporation has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. The Corporation's interest in these entities were acquired prior to February 1, 2003. At December 31, 2003, the Corporation had recorded investments in other assets on its balance sheet of approximately $1.4 million associated with these investments. The Corporation currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. The Corporation determined that it is not the primary beneficiary of these partnerships and will not consolidate them. Additionally, the Corporation has investments in trusts which issue trust preferred securities. The Corporation determined that it is not the primary beneficiary of the trusts and will not consolidate them.

  FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity, was issued in May 2003. FAS 150 establishes how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify certain financial instruments that would previously have been classified as equity as liabilities (or as assets in some circumstances). Specifically, FAS 150 requires that a mandatorily redeemable financial instrument be classified as a liability unless the redemption is required to occur only upon the liquidation or termination of the reporting entity. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise became effective on July 1, 2003.

  FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 became effective for the Corporation on January 1, 2003. The costs incurred in connection with the spin-off transaction, which is discussed in the "Subsequent Events" section of this report, were accounted for in accordance with the provisions of FAS 146.

  FAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, was issued in April 2003 and requires that contracts with comparable characteristics be accounted for similarly. In particular, FAS 149 clarifies under what circumstance a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FIN 45 and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The provisions of FAS 149 became effective for the Corporation on June 30, 2003 and did not have a material impact on the Corporation's financial condition or results of operations.

  The American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, in December 2003. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. The provisions of SOP 03-3 are effective for loans acquired in fiscal years beginning after December 13, 2004. The Corporation does not expect the implementation of SOP 03-3 to have a material impact on the Corporation's financial condition or results of operations.

  The Financial Accounting Standards Board issued Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in December 2003. FSP 106-1 permits a sponsor of a postretirement health care plan that provides a prescription plan benefit to make a one-time election to defer accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The provisions of FSP 106-1 became effective for the Corporation on December 31, 2003 and did not have a material impact on the Corporation's financial condition or results of operations.

MERGERS AND ACQUISITIONS

  On, July 1, 2003, Roger Bouchard Insurance, Inc. (Bouchard) completed its business combination with

                                                           F.N.B. CORPORATION 13

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lupfer-Frakes, Inc. (Lupfer), an independent insurance agency located in central Florida. Bouchard paid $10.2 million in exchange for all of the outstanding common stock of Lupfer. The transaction, which was accounted for as a purchase, resulted in the recognition of $8.5 million in goodwill and $1.3 million in customer and renewal lists. The value assigned to the customer and renewal lists will be amortized over a ten year period.

  On March 31, 2003, the Corporation completed its business combination with Charter Banking Corp. (Charter), a bank holding company headquartered in Tampa, Florida with assets of $795.6 million. In exchange for all of the outstanding common stock of Charter, the Corporation paid $150.2 million. The transaction was funded primarily through the issuance of $125.0 million of capital securities of a subsidiary trust and $25.2 million from the Corporation's existing lines of credit with several major domestic banks. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $103.0 million in goodwill and $1.1 million in core deposit intangibles. Charter's banking subsidiary, Southern Exchange Bank, was merged into the Corporation's existing subsidiary, First National Bank of Florida (FNBFL) on October 14, 2003. The Corporation incurred and paid merger related costs of $1.0 million in connection with its acquisition of Charter. These costs were primarily related to employment expenses.

  On October 8, 2002, the Corporation completed its business combination with Harry Blackwood Inc. (Blackwood), an independent insurance agency in Chippewa Township, Pennsylvania. In exchange for all of the outstanding common stock of Blackwood, the Corporation paid $1.4 million in cash. Goodwill recognized in connection with this acquisition was $990,000. The transaction was accounted for as a purchase. Blackwood operates as a division of First National Insurance Agency, Inc., a wholly-owned subsidiary of the Corporation.

  On January 31, 2002, the Corporation completed its business combination with Central Bank Shares, Inc. (Central), a bank holding company headquartered in Orlando, Florida, with assets of more than $251.4 million. In exchange for all of the outstanding common stock of Central, the Corporation paid $80.0 million in cash. The transaction, which was accounted for as a purchase, resulted in the recognition of approximately $47.0 million of goodwill and $8.1 million in core deposit intangibles. Central's banking affiliate, Bank of Central Florida, was merged into FNBFL.

  On January 18, 2002, the Corporation completed its business combination with Promistar Financial Corporation (Promistar), a bank holding company headquartered in Johnstown, Pennsylvania, with assets of $2.4 billion. Under the terms of the merger agreement, each outstanding share of Promistar's common stock was converted into .926 shares of the Corporation's common stock. A total of 16,007,346 shares of the Corporation's common stock were issued. The transaction was accounted for as a pooling-of-interests. Promistar's banking affiliate, Promistar Bank, was merged into an existing subsidiary of the Corporation, First National Bank of Pennsylvania (FNBPA). The Corporation incurred a merger related charge of approximately $41.4 million during the first quarter of 2002 relating to this transaction. The total merger charge included involuntary separation costs associated with terminated employees, early retirement and other employment related expenses, data processing conversion charges, professional services, write-downs of impaired assets and other miscellaneous expenses, all of which have been paid by December 31, 2003.

  On August 14, 2001, Promistar completed its business combination with FNH Corporation (FNH), a bank holding company headquartered in Irwin, Pennsylvania, with assets of $303.7 million. The transaction was accounted for as a purchase. Goodwill and a core deposit intangible of $7.0 million and $7.5 million, respectively, were recorded in connection with the merger. FNH's banking subsidiary, First National Bank of Herminie, was merged into Promistar Bank, which was later merged into FNBPA.

  On April 30, 2001, the Corporation completed its business combination with Citizens Community Bancorp, Inc. (Citizens), a bank holding company headquartered in Marco Island, Florida, with assets of $170.0 million. Under the terms of the merger agreement, each outstanding share of Citizens common stock was converted into .524 shares of the Corporation's common stock. A total of 1,775,224 shares of the Corporation's common stock were issued. The transaction was accounted for as a pooling-of-interests. Citizens' banking affiliate, Citizens Community Bank of Florida, was merged into FNBFL.

  During 2001, the Corporation completed its business combinations with Ostrowsky & Associates, Inc. (Ostrowsky) and James T. Blalock (Blalock), independent insurance agencies in Cape Coral and Venice, Florida, respectively. The transactions were accounted for as purchases. The Corporation also completed its affiliation with OneSource Group, Inc. (OneSource), an independent insurance agency with offices in Clearwater and Jacksonville,

F.N.B. CORPORATION 14

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Florida. The transaction was accounted for as a pooling-of-interests. These affiliates are operating as divisions of Bouchard.

  The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive merger agreement has been reached.

SUBSEQUENT EVENTS (UNAUDITED)

  On December 17, 2003, the Board of Directors of the Corporation declared a pro rata distribution payable to the holders of record of outstanding Corporation common stock at the close of business on December 26, 2003, the record date of distribution, of one share of First National Bankshares of Florida, Inc. (FNBF) for every share of the Corporation's common stock outstanding on the record date. Prior to the distribution, which took effect at 12:01 a.m., Eastern Standard Time, on January 1, 2004 (the distribution date), the Corporation transferred all of its Florida operations to FNBF. As a result of the distribution, all of the outstanding shares of FNBF common stock were distributed to the Corporation's shareholders. Immediately following the distribution, the Corporation and its subsidiaries did not own any shares of FNBF common stock and FNBF became an independent public company. FNBF's common stock is listed on the New York Stock Exchange (NYSE) under the symbol "FLB". On December 17, 2003, the Corporation listed its common stock on the NYSE under the symbol "FNB".

  The Corporation incurred approximately $49.7 million in restructuring expense directly attributable to the distribution. These expenses consisted of a $20.7 million prepayment penalty for refinancing Federal Home Loan Bank (FHLB) debt, $17.3 million of early retirement expenses, involuntary separation costs and data processing contract termination costs, $7.6 million in professional fees and approximately $4.1 million in fixed asset and other expenses connected with the separation. At December 31, 2003, a liability of approximately $9.4 million remained in connection with these expenses.

  Concurrent with the spin-off of its Florida operations, the Corporation moved its executive offices from Naples, Florida to Hermitage, Pennsylvania on January 1, 2004. From this date forward the Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, F.N.B. Investment Advisors, Inc., First National Insurance Agency, Inc. and Regency Finance Company. The Corporation conducts business in Pennsylvania, Ohio and Tennessee.

REINCORPORATION

  On June 1, 2001, the Corporation reincorporated in the State of Florida. The Corporation was originally incorporated in 1974 in Pennsylvania, and at that time substantially all of the Corporation's business was being conducted in Pennsylvania. The Corporation expanded into Florida seven years ago. In connection with the reincorporation, the Corporation reduced the par value of both its common stock and preferred stock to $0.01 per share.

CHARTER CONSOLIDATION

  During the fourth quarter of 2002, the Corporation completed the consolidation of its community banking affiliate in Ohio, Metropolitan National Bank, into FNBPA. The Corporation incurred $510,000 in consolidation costs associated with the transaction.

  During the first quarter of 2001, the Corporation reduced its number of bank charters from eight to three. The Corporation's five Florida banks were merged under FNBFL and its two Pennsylvania banks were combined under FNBPA. In connection with these charter consolidations, the trust operations of FNBFL were consolidated into the Corporation's national trust company, First National Trust Company. The Corporation incurred pre-tax consolidation expense of $3.2 million arising from legal and accounting fees, consulting fees, data processing conversion charges, early retirement, involuntary separation and related benefit costs. Involuntary separation costs associated with 42 terminated employees totaled $1.4 million of the total consolidation expense. The total amount of separation payments paid during 2001 was $1.0 million. The remaining separation costs were paid in accordance with the contractual terms of the employment and compensation agreements of the terminated employees in 2002.

                                                           F.N.B. CORPORATION 15

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SECURITIES

The amortized cost and fair value of securities are as follows (in thousands):

Securities available for sale:

                                                                               GROSS             GROSS
                                                         AMORTIZED          UNREALIZED        UNREALIZED             FAIR
           December 31, 2003                                COST               GAINS             LOSSES              VALUE
------------------------------------------------    -------------------   ---------------   ---------------   ------------------
U.S. Treasury and other U.S. Government
     agencies and corporations                      $           258,844   $         3,040   $          (388)  $          261,496
Mortgage-backed securities of
     U.S. Government agencies                                 1,145,229            10,209            (5,369)           1,150,069
States of the U.S. and political subdivisions                   107,154             2,855               (51)             109,958
Other debt securities                                            49,439             3,347                                 52,786
                                                    -------------------   ---------------   ---------------   ------------------
        Total debt securities                                 1,560,666            19,451            (5,808)           1,574,309
Equity securities                                                62,394             5,272                (3)              67,663
                                                    -------------------   ---------------   ---------------   ------------------
                                                    $         1,623,060   $        24,723   $        (5,811)  $        1,641,972
                                                    ===================   ===============   ===============   ==================

                                                                               GROSS             GROSS
                                                         AMORTIZED           UNREALIZED        UNREALIZED             FAIR
         December 31, 2002                                 COST                GAINS             LOSSES               VALUE
------------------------------------------------    -------------------   ---------------   ---------------   ------------------
U.S. Treasury and other U.S. Government
     agencies and corporations                      $           162,565   $         5,646   $            (1)  $          168,210
Mortgage-backed securities of
     U.S. Government agencies                                   605,492            14,993              (137)             620,348
States of the U.S. and political subdivisions                   133,608             3,142               (40)             136,710
Other debt securities                                            46,270               842              (253)              46,859
                                                    -------------------   ---------------   ---------------   ------------------
        Total debt securities                                   947,935            24,623              (431)             972,127
Equity securities                                                49,684             4,438               (58)              54,064
                                                    -------------------   ---------------   ---------------   ------------------
                                                    $           997,619   $        29,061   $          (489)  $        1,026,191
                                                    ===================   ===============   ===============   ==================

                                                                               GROSS             GROSS
                                                         AMORTIZED          UNREALIZED        UNREALIZED             FAIR
           December 31, 2001                                COST               GAINS             LOSSES              VALUE
------------------------------------------------    -------------------   ---------------   ---------------   ------------------
U.S. Treasury and other U.S. Government
        agencies and corporations                   $           408,340   $         8,745   $          (153)  $          416,932
Mortgage-backed securities of
        U.S. Government agencies                                288,999             3,535              (209)             292,325
States of the U.S. and political subdivisions                   146,165               665              (897)             145,933
Other debt securities                                             3,521                17                (1)               3,537
                                                    -------------------   ---------------   ---------------   ------------------
        Total debt securities                                   847,025            12,962            (1,260)             858,727
Equity securities                                                40,850             3,689              (296)              44,243
                                                    -------------------   ---------------   ---------------   ------------------
                                                    $           887,875   $        16,651   $        (1,556)  $          902,970
                                                    ===================   ===============   ===============   ==================

F.N.B. CORPORATION 16

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity:

                                                                             GROSS             GROSS
                                                      AMORTIZED           UNREALIZED        UNREALIZED             FAIR
           December 31, 2003                             COST                GAINS             LOSSES              VALUE
------------------------------------------------    ---------------    ---------------    ---------------    ----------------
U.S. Treasury and other U.S. Government
   agencies and corporations                        $         3,761    $            23    $            (8)   $          3,776
Mortgage-backed securities of
   U.S. Government agencies                                     691                 16                                    707
States of the U.S. and political subdivisions                28,443              1,284                 (5)             29,722
Other debt securities                                         3,164                172                 (1)              3,335
                                                    ---------------    ---------------    ---------------    ----------------
                                                    $        36,059    $         1,495    $           (14)   $         37,540
                                                    ===============    ===============    ===============    ================

                                                                             GROSS             GROSS
                                                      AMORTIZED           UNREALIZED        UNREALIZED             FAIR
           December 31, 2002                             COST                GAINS             LOSSES              VALUE
------------------------------------------------    ---------------    ---------------    ---------------    ----------------
U.S. Treasury and other U.S. Government
   agencies and corporations                        $         5,724    $            18                       $          5,742
Mortgage-backed securities of
   U.S. Government agencies                                   1,123                 32                                  1,155
States of the U.S. and political subdivisions                39,492              1,486    $           (11)             40,967
Other debt securities                                         2,653                                                     2,653
                                                    ---------------    ---------------    ---------------    ----------------
                                                    $        48,992    $         1,536    $           (11)   $         50,517
                                                    ===============    ===============    ===============    ================

                                                                             GROSS             GROSS
                                                      AMORTIZED           UNREALIZED        UNREALIZED             FAIR
           December 31, 2001                             COST                GAINS             LOSSES              VALUE
------------------------------------------------    ---------------    ---------------    ---------------    ----------------
U.S. Treasury and other U.S. Government

   agencies and corporations                        $         3,214    $            47                       $          3,261
Mortgage-backed securities of
   U.S. Government agencies                                   3,068                 38                                  3,106
States of the U.S. and political subdivisions                43,493                541    $          (223)             43,811
Other debt securities                                         1,593                  1                 (2)              1,592
                                                    ---------------    ---------------    ---------------    ----------------
                                                    $        51,368    $           627    $          (225)   $         51,770
                                                    ===============    ===============    ===============    ================

                                                           F.N.B .CORPORATION 17

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Corporation does not believe the unrealized losses on securities, individually or in the aggregate, as of December 31, 2003 represent an other-than-temporary impairment. The unrealized losses are primarily the result of changes in interest rates and will not prohibit the Corporation from receiving its contractual principal and interest payments. The Corporation has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

Following are summaries of the unrealized loss positions as of December 31, 2003 (in thousands):

Securities available for sale:

                                          LESS THAN 12 MONTHS        GREATER THAN 12 MONTHS                TOTAL
                                     -----------------------------   ----------------------     --------------------------
                                         FAIR        UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
                                        VALUE          LOSSES         VALUE        LOSSES         VALUE        LOSSES
                                     -------------  --------------   -------     ----------     ---------  ---------------
U.S. Treasury and other U.S.
 Government agencies and
     corporations                    $      67,830  $         (388)                             $  67,830  $          (388)
Mortgage-backed securities of
 U.S. Government agencies                  402,375          (5,369)                               402,375           (5,369)
States of the U.S. and political
 subdivisions                                8,185             (51)                                 8,185              (51)
Equity securities                               12              (3)                                    12               (3)
                                     -------------  --------------   -------     ----------     ---------  ---------------
                                     $     478,402  $       (5,811)  $     0     $        0     $ 478,402  $        (5,811)
                                     =============  ==============   =======     ==========     =========  ===============

Securities held to maturity:

                                          LESS THAN 12 MONTHS        GREATER THAN 12 MONTHS                TOTAL
                                     -----------------------------   ----------------------     --------------------------
                                         FAIR        UNREALIZED       FAIR       UNREALIZED       FAIR       UNREALIZED
                                        VALUE          LOSSES         VALUE        LOSSES         VALUE        LOSSES
                                     -------------  --------------   -------     ----------     ---------  ---------------
U.S. Treasury and other U.S.
   Government agencies and
   corporations                      $       1,436  $           (8)                             $   1,436  $            (8)
States of the U.S. and political
   subdivisions                                384              (1)  $   256     $       (4)          640               (5)
Other debt securities                          200              (1)                                   200               (1)

                                     -------------  --------------   -------     ----------     ---------  ---------------
                                     $       2,020  $          (10)  $   256     $       (4)    $   2,276  $           (14)
                                     =============  ==============   =======     ==========     =========  ===============

F.N.B. CORPORATION 18

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         At December 31, 2003 and 2002, securities with a carrying value of $597.3 million and $325.0 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $463.7 million and $404.9 million at December 31, 2003 and 2002, respectively, were pledged as collateral for other borrowings.

         As of December 31, 2003, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

                                          HELD TO MATURITY                  AVAILABLE FOR SALE
                                     -------------------------      --------------------------------
                                     AMORTIZED      FAIR              AMORTIZED          FAIR
       December 31, 2003                COST        VALUE                COST           VALUE
----------------------------------   ---------  --------------      ------------  ------------------
Due in one year or less              $   2,917  $        2,961      $     31,459  $           32,037
Due from one to five years              28,626          29,908           233,952             236,517
Due from five to ten years               3,566           3,687            84,344              86,106
Due after ten years                        259             277            65,682              69,580
                                     ---------  --------------      ------------  ------------------
                                        35,368          36,833           415,437             424,240
Mortgage-backed securities of
   U.S. Government agencies                691             707         1,145,229           1,150,069
Equity securities                                                         62,394              67,663
                                     ---------  --------------      ------------  ------------------
                                     $  36,059  $       37,540      $  1,623,060  $        1,641,972
                                     =========  ==============      ============  ==================

         Maturities may differ from contractual terms because issuers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

         Proceeds from sales of securities available for sale during 2003, 2002 and 2001 were $362.1 million, $230.4 million and $141.0 million, respectively. Gross gains and gross losses were realized on those sales as follows (in thousands):

Year Ended December 31                                 2003        2002       2001
----------------------                               --------   ----------  --------
    Gross gains                                      $  2,415   $    2,440  $  1,836
    Gross losses                                          (23)        (525)       (8)
                                                     --------   ----------  --------
                                                     $  2,392   $    1,915  $  1,828
                                                     ========   ==========  ========

LOANS

         Following is a summary of loans (in thousands):

               December 31                          2003              2002
--------------------------------------          --------------  --------------
Real estate:
   Residential                                  $    2,159,116  $    1,940,073
   Commercial                                        1,790,458       1,465,903
   Construction                                        352,061         287,560
Installment loans to individuals                       754,290         882,908
Commercial, financial and agricultural                 661,691         620,489
Lease financing                                         23,309          63,901
Unearned income                                        (32,346)        (40,330)
                                                --------------  --------------
                                                $    5,708,579  $    5,220,504
                                                ==============  ==============

                                                           F.N.B. CORPORATION 19

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation's primary market area of southwest Florida, western and central Pennsylvania and northeastern Ohio. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.

         As of December 31, 2003, no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

         Certain directors and executive officers of the Corporation and its significant subsidiaries, as well as associates of such persons, are loan customers. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than a normal risk of collection. Following is a summary of the aggregate amount of loans to any such persons who had loans in excess of $60,000 during 2003 (in thousands):

Total loans at beginning of year .............      $         58,890
New loans ....................................                54,950
Repayments ...................................               (44,650)
Other ........................................                (1,380)
                                                    ----------------
Total loans at end of year ...................      $         67,810
                                                    ================

         Other represents the net change in loan balances resulting from changes in related parties during the year.

NON-PERFORMING ASSETS

  Following is a summary of non-performing assets (in thousands):

       December 31                                 2003         2002
------------------------------                  -----------  ----------
Non-accrual loans                               $    27,970  $   22,294
Restructured loans                                    5,719       5,915
                                                -----------  ----------
   TOTAL NON-PERFORMING LOANS                        33,689      28,209
Other real estate owned                               3,109       4,729
                                                -----------  ----------
   TOTAL NON-PERFORMING ASSETS                  $    36,798  $   32,938
                                                ===========  ==========

         For the years ended December 31, 2003, 2002 and 2001, income recognized on non-accrual and restructured loans was $1.9 million, $1.4 million and $1.1 million, respectively. Income that would have been recognized during 2003, 2002 and 2001 on such loans if they were in accordance with their original terms was $3.4 million, $3.1 million and $2.3 million, respectively. Loans past due 90 days or more not on non-accrual status were $5.3 million, $7.2 million and $6.0 million at December 31, 2003, 2002 and 2001, respectively.

Following is a summary of information pertaining to loans considered to be impaired (in thousands):

    At or For the Year Ended December 31              2003        2002       2001
---------------------------------------------      ----------  ---------  ---------
Impaired loans with an allocated allowance         $   14,865  $  11,506  $   8,599
Impaired loans without an allocated allowance           2,532      1,131      1,023
   TOTAL IMPAIRED LOANS                            $   17,397  $  12,637  $   9,622
                                                   ==========  =========  =========
Allocated allowance on impaired loans                   6,345      3,602      2,954
Average impaired loans                                 15,665      7,745      9,669
Income recognized on impaired loans                       812        647        312

F.N.B. CORPORATION 20

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ALLOWANCE FOR LOAN LOSSES

         Following is an analysis of changes in the allowance for loan losses (in thousands):

   Year Ended December 31                2003        2002         2001
-----------------------------        ----------  -----------  ------------
Balance at beginning of year         $   68,406  $    65,059  $     57,124
Addition from acquisitions                2,506        1,389         3,400
Charge-offs                             (24,823)     (21,963)      (29,490)
Recoveries                                3,815        4,827         2,830
                                     ----------  -----------  ------------
   NET CHARGE-OFFS                      (21,008)     (17,136)      (26,660)
Provision for loan losses                24,339       19,094        31,195
                                     ----------  -----------  ------------
Balance at end of year               $   74,243  $    68,406  $     65,059
                                     ==========  ===========  ============

PREMISES AND EQUIPMENT

         Following is a summary of premises and equipment (in thousands):

      December 31                       2003        2002
------------------------             ----------  -----------
Land                                 $   47,432  $    29,730
Premises                                168,062      144,757
Equipment                               136,135      126,819
                                     ----------  -----------
                                        351,629      301,306
Accumulated depreciation               (151,894)    (137,597)
                                     ----------  -----------
                                     $  199,735  $   163,709
                                     ==========  ===========

         Depreciation expense was $19.8 million for 2003, $16.9 million for 2002 and $14.8 million for 2001.

         The Corporation has operating leases extending to 2087 for certain land, office locations and equipment. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $7.5 million for 2003, $7.9 million for 2002 and $7.2 million for 2001. Total minimum rental commitments under such leases were $34.2 million at December 31, 2003. Following is a summary of future minimum lease payments for years following December 31, 2003 (in thousands):

2004 .............................   $     3,522
2005 .............................         2,899
2006 .............................         2,366
2007 .............................         2,123
2008 .............................         1,293
Later years                               22,014

GOODWILL

         Upon adoption of FAS 142 on January 1, 2002, the Corporation ceased amortizing its goodwill, which decreased non-interest expense and increased net income in 2003 and 2002 as compared to 2001. Rather than amortizing goodwill, the Corporation is required to test goodwill at least annually for impairment. The Corporation completed its impairment testing and concluded that goodwill is not impaired.


                                                           F.N.B. CORPORATION 21

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table shows the pro forma effects of applying the non-amortization provisions of FAS 142 (in thousands, except per share data):

     Year Ended December 31             2003         2002         2001
----------------------------------   ----------   ----------   ----------
Net income                           $   58,789   $   63,335   $   52,985
Goodwill amortization, net of tax                                   2,353
                                     ----------   ----------   ----------
Pro forma net income                 $   58,789   $   63,335   $   55,338
                                     ==========   ==========   ==========
BASIC EARNINGS PER COMMON SHARE:
Net income                           $     1.27   $     1.37   $     1.19
Goodwill amortization, net of tax                                     .05
                                     ----------   ----------   ----------
Pro forma net income                 $     1.27   $     1.37   $     1.24
                                     ==========   ==========   ==========
DILUTED EARNINGS PER COMMON SHARE:
Net income                           $     1.25   $     1.35   $     1.17
Goodwill amortization, net of tax                                     .05
                                     ----------   ----------   ----------
Pro forma net income                 $     1.25   $     1.35   $     1.22
                                     ==========   ==========   ==========

         The following table shows a summary of goodwill by line of business (in thousands):

                                      COMMUNITY   INSURANCE     FINANCE
                                        BANKS      AGENCIES     COMPANY           TOTAL
                                     ----------   ----------   ----------     ------------
Goodwill at beginning of year        $   73,644   $   12,972   $    1,809     $     88,425
Goodwill acquired                       105,536        8,478                       114,014
                                     ----------   ----------   ----------     ------------
Goodwill at end of year              $  179,180   $   21,450   $    1,809     $    202,439
                                     ==========   ==========   ==========     ============

OTHER INTANGIBLE ASSETS

         The following table shows a summary of core deposit intangibles, customer and renewal lists, and other intangible assets (in thousands):

                                     CORE DEPOSIT   CUSTOMER AND    OTHER INTANGIBLE     TOTAL FINITE-
                                      INTANGIBLES   RENEWAL LISTS        ASSETS        LIVED INTANGIBLES
                                     ------------   -------------   ----------------   -----------------
Gross carrying amount                $     30,091   $       4,047           $    588     $        34,726
Accumulated amortization                  (12,615)           (847)              (216)            (13,678)
                                     ------------   -------------   ----------------   -----------------
Net December 31, 2003                $     17,476   $       3,200           $    372     $        21,048
                                     ============   =============   ================   =================
Gross carrying amount                $     28,987   $       2,571           $    539     $        32,097
Accumulated amortization                   (9,686)           (449)              (104)            (10,239)
                                     ------------   -------------   ----------------   -----------------
Net December 31, 2002                $     19,301   $       2,122           $    435     $        21,858
                                     ============   =============   ================   =================

         Amortization expense on finite-lived intangible assets totaled $3.4 million, $3.1 million and $1.2 million for 2003, 2002 and 2001, respectively. Amortization expense on finite-lived intangible assets is expected to total $3.5 million, $3.3 million, $3.1 million, $3.1 million and $2.8 million in 2004, 2005, 2006, 2007 and 2008, respectively.

F.N.B. CORPORATION 22

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DEPOSITS

         Following is a summary of deposits (in thousands):

                 December 31                                                          2003             2002
----------------------------------------------                                  ---------------   ---------------
Non-interest bearing                                                            $    1,044,632    $       924,090
Savings and NOW                                                                      2,863,950          2,312,119
Certificates of deposit and other time deposits                                      2,250,917          2,189,948
                                                                                --------------    ---------------
                                                                                $    6,159,499    $     5,426,157
                                                                                ==============    ===============

         Time deposits of $100,000 or more were $658.1 million and $529.7 million at December 31, 2003 and 2002, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2003 (in thousands):

                                                                     CERTIFICATES         OTHER TIME
                                                                      OF DEPOSIT           DEPOSITS              TOTAL
                                                                    --------------     ----------------     --------------
Three months or less                                                $       80,996     $          2,553     $       83,549
Three to six months                                                         75,406                1,202             76,608
Six to twelve months                                                       136,924                5,717            142,641
Over twelve months                                                         327,586               27,747            355,333
                                                                    --------------     ----------------     --------------
                                                                    $      620,912     $         37,219     $      658,131
                                                                    ==============     ================     ==============

         Following is a summary of the scheduled maturities of certificates of deposit and other time deposits for each of the five years following December 31, 2003 (in thousands):

2004                                 $ 1,095,998
2005                                     771,112
2006                                     178,212
2007                                     139,962
2008                                      58,876
Later years                                6,757

SHORT-TERM BORROWINGS

         Following is a summary of short-term borrowings (in thousands):

           December 31                   2003             2002
----------------------------------   ------------    --------------
Securities sold under ............
   repurchase agreements .........   $    329,495    $      274,266
Federal funds purchased ..........         86,865            84,865
Federal Home Loan Bank advances ..         26,000            25,354
Other short-term borrowings ......            651               540
Subordinated notes ...............        144,006           130,755
                                     ------------    --------------
                                     $    587,017    $      515,780
                                     ============    ==============

         Credit facilities amounting to $98.0 million at December 31, 2003 were maintained with various banks with rates which are at or below prime rate. The facilities and their terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. No credit facilities were used at December 31, 2003.

LONG-TERM DEBT

         Following is a summary of long-term debt (in thousands):

           December 31                   2003           2002
------------------------------------ ------------    -----------
Federal Home Loan Bank advances      $    637,085    $   420,001
Other long-term debt ..............         1,102            973
Debentures due to Statutory Trust ..      170,104
Subordinated term loan .............       17,000
Subordinated notes .................       30,517         29,673
                                     ------------    -----------
                                     $    855,808    $   450,647
                                     ============    ===========

         The Corporation's banking subsidiaries have available credit with the FHLB of $2.0 billion, of which $663.1 million was used as of December 31, 2003. These advances are secured by residential real estate loans and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012. Interest rates paid on these advances range from 1.18% to 6.40% in 2003 and 2.43% to 7.19% in 2002.

         The debentures due to Statutory Trust were issued by F.N.B. Statutory Trust I (Statutory Trust) and First National Bankshares Statutory Trust I (Issuer Trust), both unconsolidated subsidiary trusts. The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Statutory Trust are its sole assets. Distributions on the capital securities issued by the Statutory Trust are recorded as interest expense by the Corporation. The capital securities are sub-

                                                           F.N.B. CORPORATION 23

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The Issuer Trust used the proceeds from the issuance of its preferred securities to third-party investors and common stock to acquire the debentures. The debentures held by the Issuer Trust are its sole assets and the interest payments from the debentures finance the distributions paid on the preferred securities. The debenture and preferred securities bear interest at a floating rate equal to the three-month LIBOR plus 290 basis points. The weighted average interest rate of all debentures due to Statutory Trust held by the Corporation at December 31, 2003 was 4.31%. The debentures qualify as tier 1 capital under the Federal Reserve Board guidelines.

         The subordinated term loan was entered into with a correspondent bank. The subordinated term loan has a seven-year maturity and bears interest at a rate based on LIBOR plus 170 basis points. The subordinated term loan qualifies as tier 2 capital under the Federal Reserve Board guidelines.

         Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes are scheduled to mature in various amounts periodically through the year 2013. At December 31, 2003, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three months of interest. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 5.13% at December 31, 2003 and 5.81% at December 31, 2002.

         Scheduled annual maturities for all of the long-term debt for each of the five years following December 31, 2003 are as follows (in thousands):

2004 ............................... $  42,248
2005 ...............................   207,480
2006 ...............................    48,371
2007 ...............................    51,895
2008 ...............................   132,788
Later years ........................   373,026

COMMITMENTS, CREDIT RISK AND CONTINGENCIES

         The Corporation has commitments to extend credit and standby letters of credit which involve certain elements of credit risk in excess of the amount stated in the consolidated balance sheet. The Corporation's exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. Consistent credit policies are used by the Corporation for both on- and off-balance sheet items.

         Following is a summary of off-balance sheet credit risk information (in thousands):

             December 31                       2003            2002
------------------------------------------  -----------    ------------
Commitments to extend credit .............  $ 1,309,841    $    948,814
Standby letters of credit ................       83,343          67,580

         At December 31, 2003, funding of approximately 65% of the commitments to extend credit is dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Based on management's credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

         Standby letters of credit are conditional commitments issued by the Corporation which may require payment at a future date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

         The Corporation established a litigation reserve in 2001 by recording a pre-tax charge of approximately $4.0 million to cover estimated legal expenses associated with five cases filed against one of its subsidiary banks. The plaintiffs alleged that a third-party independent administrator misappropriated funds from their individual retirement accounts held by the subsidiary bank. As of December 31, 2003, the Corporation has settled all of these asserted claims at an aggregate cost to the Corporation of $3.5 million. The Corporation believes the remaining reserve will be sufficient for all costs associated with the litigation, including legal costs, unasserted claims, settlements and adverse judgements.

F.N.B. CORPORATION 24

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Other real estate owned includes a property that is subject to litigation. Should the outcome of the pending or threatened lawsuits be adverse, the value of the property will be impaired and other costs may be incurred. Management, after consultation with outside legal counsel, does not at the present time anticipate that the ultimate liability, arising out of such pending and threatened lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operations in any future reporting period.

STOCKHOLDERS' EQUITY

         During 2003, the Corporation completed the planned redemption of its Preferred Stock Series A and Preferred Stock Series B. In connection with the redemption, the Corporation issued shares of its common stock out of treasury stock in exchange for the remaining outstanding preferred stock. The Corporation issued 15,882 and 264,568 shares of its common stock for the remaining 19,174 and 98,851 shares of Preferred Stock Series A and Preferred Stock Series B, respectively. As a result of the redemption, the Corporation no longer has any shares of Preferred Series A or Preferred Series B stock outstanding.

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                      Year Ended December 31                                    2003         2002         2001
---------------------------------------------------------------              ----------  -----------   -----------
Net income                                                                   $   58,789  $    63,335   $    52,985
Other comprehensive income:
Unrealized (losses) gains on securities:
     Arising during the period, net of tax (benefit) expense
        of $(2,348), $5,561 and $5,080                                           (4,360)      10,327         9,434
     Less: reclassification adjustment for gains included in
        net income, previously reflected as an unrealized gain,
        net of tax benefit of $1,038, $857 and $642                              (1,928)      (1,592)       (1,192)
     Minimum pension liability adjustment,
     net of tax benefit of $429,$670 and $0                                        (796)      (1,245)
                                                                             ----------  -----------   -----------
Other comprehensive income                                                       (7,084)       7,490         8,242
                                                                             ----------  -----------   -----------
Comprehensive income                                                         $   51,705  $    70,825   $    61,227
                                                                             ==========  ===========   ===========

         The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

           December 31                                   2003         2002       2001
--------------------------------------               -----------  -----------  ---------
Unrealized gains on securities                       $    12,292  $    18,580  $   9,845
Minimum pension liability adjustment                      (2,041)      (1,245)
                                                     -----------  -----------  ---------
Accumulated other comprehensive income               $    10,251  $    17,335  $   9,845
                                                     ===========  ===========  =========

STOCK INCENTIVE PLANS

         The Corporation has available up to 1,079,164 shares of common stock to be issued under the restricted stock and incentive bonus plans to key employees of the Corporation. All shares of stock awarded under these plans vest in equal installments over a five-year period on each anniversary of the date of grant. During 2003, the Corporation granted 19,247 shares of stock under these plans. The weighted average fair value of the restricted shares issued was $25.92.

         The Corporation has available up to 4,485,328 shares of common stock to be issued under both incentive and non-qualified stock option plans to key employees and directors of the Corporation. The options vest in equal installments over periods ranging from three to ten years. The options are granted at a price equal to the fair market value at the date of the grant and are exercisable within ten years from the date of the grant. Because the exercise price of the Corporation's stock options equals the market price of the underlying stock on the date of grant, no compensation

                                                           F.N.B. CORPORATION 25

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

expense is recognized in accordance with APB Opinion 25, Accounting for Stock Issued to Employees.

         In accordance with FAS 123, Accounting for Stock-Based Compensation, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with the significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data).

           Year Ended December 31                    2003           2002           2001
---------------------------------------------    ------------   -----------   ----------------
Net income                                       $     58,789   $    63,335   $         52,985
Less: total stock-based employee compensation
     expense determined under the fair value
     method for all awards, net of tax                 (2,063)       (2,034)            (1,767)
                                                 ============   ===========   ================
Pro forma net income                             $     56,726   $    61,301   $         51,218
                                                 ============   ===========   ================
Earnings per share:
   Basic                                         $       1.27   $      1.37   $           1.19
                                                 ============   ===========   ================
   Basic pro forma                               $       1.23   $      1.33   $           1.15
                                                 ============   ===========   ================
   Diluted                                       $       1.25   $      1.35   $           1.17
                                                 ============   ===========   ================
   Diluted pro forma                             $       1.21   $      1.30   $           1.13
                                                 ============   ===========   ================
Assumptions:

   Risk-free interest rate                               4.05%         3.92%              5.25%
   Dividend yield                                        2.63%         3.09%              2.84%
   Expected stock price volatility                        .21%          .17%               .26%
   Expected life (years)                                 5.00          5.00               5.00
   Fair value of options granted                 $       5.04   $      4.56   $           5.35
                                                 ============   ===========   ================

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period of five years.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferrable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Corporation's employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the Corporation's employee stock options.

         Activity in the Option Plan during the past three years was as follows:

                                                                  WEIGHTED
                                                               AVERAGE PRICE
                                                   2003          PER SHARE         2002              2001
                                                 ---------     -------------     ---------        ---------
Options outstanding at beginning of year         3,259,450      $   20.03        3,237,984        3,014,089
   Granted during the year                         635,843          24.51          653,455          696,466
   Exercised during the year                      (597,881)         17.59         (587,891)        (266,224)
   Forfeited during the year                      (160,672)         24.18          (44,098)        (206,347)
                                                 ---------                       ---------        ---------
Options outstanding at end of year               3,136,740          21.17        3,259,450        3,237,984
                                                 =========      =========        =========        =========

F.N.B. CORPORATION 26

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The following table summarizes information about the stock options outstanding at December 31, 2003:

                                          OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                         ----------------------------------------------------    -------------------------------
      RANGE OF                              WEIGHTED AVERAGE      WEIGHTED                           WEIGHTED
      EXERCISE              OPTIONS            REMAINING           AVERAGE         OPTIONS           AVERAGE
       PRICES             OUTSTANDING     CONTRACTUAL YEARS    EXERCISE PRICE    EXERCISABLE      EXERCISE PRICE
----------------------   --------------   -------------------  --------------    -----------      --------------
$     4.74 - $    7.11           37,611          8.22            $   4.98             37,611      $         4.98
      7.12 -     10.68           85,859          1.06                9.79             85,271                9.78
     10.69 -     16.04          128,617          2.51               13.99            121,675               13.97
     16.05 -     24.08        1,553,449          6.01               19.26          1,192,223               19.26
     24.09 -     29.10        1,331,204          7.37               25.27            580,728               25.40
                         --------------                                          -----------
                              3,136,740                                            2,017,508
                         ==============                                          ===========

RETIREMENT PLANS

         Following are the Corporation's accumulated benefit obligation and reconciliations of the change in benefit obligation, change in plan assets and funded status (in thousands):

        December 31                                                       2003            2002
------------------------------                                       ------------    -------------
Accumulated benefit obligation                                       $     98,668    $      79,319
                                                                     ============    =============

                December 31                                              2003             2002
-------------------------------------------------                    ------------    -------------
Projected benefit obligation at beginning of year                    $     91,217    $      79,694
   Service cost                                                             4,412            3,235
   Interest cost                                                            6,550            5,938
   Plan amendments                                                            664              440
   Actuarial loss                                                          12,503            5,343
   Termination gain due to curtailment                                     (1,218)          (1,706)
   Special termination benefits                                             3,789            1,302
   Adjustment for acquisition                                                                1,389
   Benefits paid                                                           (3,954)          (4,418)
                                                                     ------------    -------------
Projected benefit obligation at end of year                          $    113,963    $      91,217
                                                                     ============    =============

                December 31                                               2003             2002
----------------------------------------------                       ------------    -------------
Fair value of plan assets at beginning of year                       $     57,891    $      60,464
   Actual return on plan assets                                             9,959           (5,291)
   Company contribution                                                    21,025            7,136
   Benefits paid                                                           (3,954)          (4,418)
                                                                     ------------    -------------
Fair value of plan assets at end of year                             $     84,921    $      57,891
                                                                     ============    =============

             December 31                                                 2003             2002
--------------------------------------                               ------------    -------------
Funded status of plan                                                $    (29,042)   $     (33,326)
Unrecognized actuarial loss                                                26,276           20,463
Unrecognized prior service cost                                             2,404            2,575
Unrecognized net transition obligation                                       (949)          (1,042)
                                                                     ------------    -------------
Accrued pension cost                                                 $     (1,311)   $     (11,330)
                                                                     ============    =============

         The change in plan assets reflects benefits paid from the qualified pension plan of $3.2 million and $2.6 million for 2003 and 2002, respectively, and employer contributions to the qualified pension plan of $20.2 million and

                                                           F.N.B. CORPORATION 27

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$5.3 million for 2003 and 2002, respectively. For the non-qualified pension plan, the change in plan assets reflects benefits paid and contributions to the plan in the same amount. This amount represents the actual benefit payments paid from general plan assets of $781,000 and $1.8 million for 2003 and 2002, respectively. The Corporation expects that no contributions will be made to the qualified pension plan in 2004, as that plan's fully funded status is expected to preclude any deductible contribution.

     Discount rates of 6.00% and 6.75% for 2003 and 2002, respectively, and a compensation rate of 4.00% for both 2003 and 2002, were used to determine the end of year benefit obligations.

     As of December 31, 2003 and 2002, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with a projected benefit obligation in excess of plan assets and pension plans with an accumulated benefit obligation in excess of plan assets, were as follows (in thousands):

                                                PROJECTED BENEFIT OBLIGATION      ACCUMULATED BENEFIT OBLIGATION
                                                 EXCEEDS THE FAIR VALUE OF           EXCEEDS THE FAIR VALUE OF
                                                       PLAN'S ASSETS                      PLAN'S ASSETS
                                                ----------------------------      ------------------------------
December 31                                       2003                2002          2003                  2002
-----------                                     --------            --------      --------              --------
Projected benefit obligation                    $ 31,455            $ 91,217      $ 31,455              $ 24,352
Accumulated benefit obligation                    29,116              79,319        29,116                22,074
Fair value of plan assets                                             57,891
                                                --------            --------      --------              --------

     The amounts recognized in the Corporation's consolidated financial statements include the following (in thousands):

December 31                                       2003          2002
-----------                                     --------      --------
Prepaid pension cost                            $ 21,451      $  5,246
Accrued pension cost                             (22,763)      (16,576)
Additional minimum liability                      (6,448)       (5,497)
Accumulated other comprehensive income             3,091         1,915
Intangible asset                                   3,358         3,582
                                                --------      --------
Net amount recognized on balance sheet          $ (1,311)     $(11,330)
                                                --------      --------

     The pension expense for the defined benefit plans includes the following components (in thousands):

Year Ended December 31                            2003          2002          2001
----------------------                          --------      --------      --------
Service costs                                   $  4,412      $  3,235      $  3,107
Interest cost                                      6,550         5,938         5,102
Expected return on plan assets                    (5,492)       (4,771)       (4,917)
Special termination benefit                        3,790         1,302            94
Curtailment loss (gain)                              365          (324)
Conforming adjustment                                                            412
Adjustment for acquisition                                                      (174)
Net amortization                                   1,382           476           381
                                                --------      --------      --------
Net pension expense                             $ 11,007      $  5,856      $  4,005
                                                --------      --------      --------

Assumptions for the Year Ended December 31              2003          2002          2001
------------------------------------------            --------      --------      --------
Weighted average discount rate                            6.75%         7.25%         7.50%
Rates of increase in compensation levels                  4.00%         4.00%         4.00%
Expected long-term rate of return on plan assets          8.00%         8.00%         8.26%
                                                      --------      --------      --------

     The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

F.N.B. CORPORATION 28

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Following are asset allocations for the Corporation's retirement plan as of December 31, 2003 and 2002, and the target allocation for 2004, by asset category:

                                      TARGET
                                     ALLOCATION    PERCENTAGE OF PLAN ASSETS
                                     ----------    -------------------------
December 31                             2004        2003               2002
-----------                          ----------    ------             ------
ASSET CATEGORY
Equity securities                      45-65%        52%                49%
Debt securities                        33-53         39                 43
Cash equivalents                         0-5          9                  8
                                     ----------    ----               ----

     Equity securities include 189,178 shares of the Corporation's common stock totaling $6.7 million (7.9% of total plan assets) and 165,884 shares totaling $4.6 million (7.9% of plan assets) as of December 31, 2003 and 2002, respectively. Dividends received on these shares totaled $170,000 and $73,000 for 2003 and 2002, respectively.

     The Corporation's investment strategy is to diversify plan assets between a wide mix of securities within the equity and debt markets in an effort to allow the account the opportunity to meet the expected long-term rate of return requirements while minimizing short-term volatility. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. Treasury, U.S. Agency, intermediate term corporate bonds and inflation protected securities.

     Certain subsidiaries of the Corporation participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee's contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation's contribution expense was $1.4 million in 2003, $1.1 million in 2002 and $1.0 million in 2001.

     Certain subsidiaries of the Corporation participate in a Salary Savings 401(k) Plan, under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee's contribution on the first 6 percent that the employee defers, and may make a discretionary contribution payable either in cash or the Corporation's common stock based upon the Corporation's profitability. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation's contribution expense was $3.5 million in 2003, $2.9 million in 2002 and $2.2 million in 2001.

OTHER POSTRETIREMENT BENEFIT PLANS

     Following are reconciliations of the change in benefit obligation, change in plan assets and funded status (in thousands):

December 31                                             2003          2002
-----------                                           --------      --------
Benefit obligation at beginning of year               $  6,665      $  3,534
 Service cost                                              290           149
 Interest cost                                             365           332
 Plan participants' contributions                          108           138
 Plan amendments                                                         565
 Actuarial (gain) loss                                    (555)        2,605
 Benefits paid                                            (554)         (592)
 Adjustment for acquisition                                               19
 Curtailment and settlement                                              (85)
 Special termination benefits                              149
                                                      --------      --------
Benefit obligation at end of year                     $  6,468      $  6,665
                                                      --------      --------

                                                           F.N.B. CORPORATION 29

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31                                             2003          2002
-----------                                           --------      --------
Fair value of plan assets at beginning of year        $      0      $      0
 Company contribution                                      446           454
 Plan participants' contributions                          108           138
 Benefits paid                                            (554)         (592)
                                                      --------      --------
Fair value of plan assets at end of year              $      0      $      0
                                                      --------      --------

December 31                                             2003          2002
-----------                                           --------      --------
Funded status of plan                                 $ (6,468)     $ (6,665)
Unrecognized actuarial loss                              1,734         2,274
Unrecognized prior service cost                            432           510
Unrecognized net transition obligation                     299           334
                                                      --------      --------
Accrued pension cost                                  $ (4,003)     $ (3,547)
                                                      --------      --------

Assumptions at December 31                              2003          2002
--------------------------                            --------      --------
Discount rate                                             6.00%         6.75%
Assumed healthcare cost trend:
 Initial trend                                           10.00%         9.00%
 Ultimate trend                                           5.00%         5.00%
 Year ultimate trend reached                              2009          2007
                                                      --------      --------

     The change in plan assets reflects benefits paid and contributions made to the plan in the same amount. This amount represents the actual benefit payments paid from general plan assets of $554,000 and $592,000 for 2003 and 2002, respectively.

     Net periodic postretirement benefit cost includes the following components (in thousands):

Year Ended December 31                                  2003          2002          2001
----------------------                                --------      --------      --------
Service cost                                          $    290      $    149      $     96
Interest cost                                              365           332           240
Curtailment and settlement                                                57           (14)
One time charge for voluntary retirement                   149                         230
Special termination benefit                                               19            32
Net amortization                                            98            69            27
                                                      --------      --------      --------
Net periodic postretirement benefit cost              $    902      $    626      $    611
                                                      --------      --------      --------

Assumptions for the Year Ended December 31              2003          2002          2001
------------------------------------------            --------      --------      --------
Discount rate                                             6.75%         7.25%         7.50%
Assumed healthcare cost trend:
   Initial trend                                          9.00%         8.00%         6.75%
   Ultimate trend                                         5.00%         5.00%         5.00%
   Year ultimate trend reached                            2007          2005          2003
                                                      --------      --------      --------

     Costs of benefits for individuals over the age of 65 are assumed to reach 80% of the comprehensive plan cost in 2009, increasing 5.00% per year thereafter. A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2003 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2003 (in thousands):

                                                                    1% INCREASE      1% DECREASE
                                                                    -----------      -----------
Effect on service and interest components of net periodic cost      $        67      $       (58)
Effect on accumulated postretirement benefit obligation                     520             (456)
                                                                    -----------      -----------

F.N.B. CORPORATION 30

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME TAXES

     Income tax expense consists of the following (in thousands):

Year Ended December 31                                  2003          2002          2001
----------------------                                --------      --------      --------
Current income taxes:
  Federal taxes                                       $ 22,029      $ 38,927      $ 19,883
  State taxes                                            2,362         2,049           801
                                                      --------      --------      --------
                                                        24,391        40,976        20,684
Deferred income taxes:
  Federal taxes                                          2,060       (10,319)        1,920
  State taxes                                             (854)         (544)          430
                                                      --------      --------      --------
                                                      $ 25,597      $ 30,113      $ 23,034
                                                      --------      --------      --------

     The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

December 31                                             2003          2002
-----------                                           --------      --------
Deferred tax assets:
  Allowance for loan losses                           $ 27,172      $ 23,942
  Deferred compensation                                  3,468         3,462
  Deferred benefits                                      3,303         5,541
  Minimum pension liability                              1,050           670
  Loan fees                                               (814)          793
  Other                                                  1,379         1,485
                                                      --------      --------
    TOTAL GROSS DEFERRED TAX ASSETS                     35,558        35,893
                                                      --------      --------
Deferred tax liabilities:
  Depreciation                                          (1,332)          912
  Deferred gain on sale of subsidiary                   (3,555)       (3,555)
  Unrealized gains on securities available for sale     (6,619)      (10,004)
  Leasing                                               (2,599)       (6,129)
  Other                                                 (4,422)       (2,645)
                                                      --------      --------
    TOTAL GROSS DEFERRED TAX LIABILITIES               (18,527)      (21,421)
                                                      --------      --------
    NET DEFERRED TAX ASSETS                           $ 17,031      $ 14,472
                                                      --------      --------

     Following is a reconciliation between tax expense using federal statutory tax and actual effective tax:

Year Ended December 31                                  2003          2002          2001
----------------------                                --------      --------      --------
Federal statutory tax rate                                35.0%         35.0%         35.0%
Effect of nontaxable interest and dividend income         (6.8)         (6.5)         (6.8)
State taxes                                                1.2           0.5           1.1
Goodwill                                                   0.1           0.5           1.2
Merger related costs                                       1.9           2.2           0.7
Other items                                               (1.1)          0.5          (0.9)
                                                      --------      --------      --------
Effective tax rate                                        30.3%         32.2%         30.3%
                                                      --------      --------      --------

     Income tax expense related to gains on the sale of securities was $837,000, $670,000 and $640,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                                                           F.N.B. CORPORATION 31

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

Year Ended December 31                                                          2003              2002              2001
----------------------                                                      ------------      ------------      ------------
BASIC
Net income                                                                  $     58,789      $     63,335      $     52,985
Less: Preferred stock dividends declared                                             (62)             (242)             (293)
                                                                            ------------      ------------      ------------
Net income applicable to basic earnings per share                           $     58,727      $     63,093      $     52,692
                                                                            ------------      ------------      ------------

Average common shares outstanding                                             46,080,966        46,012,908        44,289,772
                                                                            ------------      ------------      ------------

Earnings per share                                                          $       1.27      $       1.37      $       1.19
                                                                            ------------      ------------      ------------

DILUTED

Net income applicable to diluted earnings per share                         $     58,789      $     63,335      $     52,985
                                                                            ------------      ------------      ------------

Average common shares outstanding                                             46,080,966        46,012,908        44,289,772
Convertible preferred stock                                                       63,927           341,886           418,682
Net effect of dilutive stock options based on the treasury stock method          827,970           718,991           677,041
                                                                            ------------      ------------      ------------
Diluted average common shares outstanding                                     46,972,863        47,073,785        45,385,495
                                                                            ------------      ------------      ------------

Earnings per share                                                          $       1.25      $       1.35      $       1.17
                                                                            ------------      ------------      ------------

REGULATORY MATTERS

     Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiaries to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003, that the Corporation and each of its banking subsidiaries meet all capital adequacy requirements to which they are subject.

     As of December 31, 2003, the Corporation and each of its banking subsidiaries have been categorized by the various regulators as "well capitalized" under the regulatory framework for prompt corrective action.

     The Corporation and its banking subsidiaries are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and banking subsidiaries' capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

F.N.B. CORPORATION 32

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Following are the capital ratios as of December 31, 2003 for the Corporation and its banking subsidiaries, First National Bank of Pennsylvania and First National Bank of Florida (dollars in thousands):

                                                                      WELL CAPITALIZED       MINIMUM CAPITAL
                                                    ACTUAL              REQUIREMENTS          REQUIREMENTS
                                              -----------------      -----------------      -----------------
                                               AMOUNT     RATIO       AMOUNT     RATIO       AMOUNT     RATIO
                                              --------    -----      --------    -----      --------    -----
TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS):
  F.N.B. Corporation                          $640,697     10.9%     $587,226     10.0%     $469,781      8.0%
  First National Bank of Pennsylvania          338,569     10.8       312,069     10.0       249,655      8.0
  First National Bank of Florida               269,042     10.4       259,913     10.0       207,930      8.0

TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
  F.N.B. Corporation                          $537,916      9.2%     $352,336      6.0%     $234,891      4.0%
  First National Bank of Pennsylvania          299,552      9.6       187,241      6.0       124,828      4.0
  First National Bank of Florida               223,938      8.6       155,948      6.0       103,965      4.0

TIER 1 CAPITAL (TO AVERAGE ASSETS):
  F.N.B. Corporation                          $537,916      6.7%     $401,246      5.0%     $320,997      4.0%
  First National Bank of Pennsylvania          299,552      6.9       216,272      5.0       173,018      4.0
  First National Bank of Florida               223,938      6.4       175,278      5.0       140,222      4.0
                                              --------    -----      --------    -----      --------    -----

     As of December 31, 2003, the Corporation's total capital to risk-weighted assets, tier 1 capital to risk weighted assets and tier 1 capital to average assets were 10.9%, 9.2% and 6.7%, respectively. These ratios are above the well capitalized and minimum capital requirements noted in the above table.

     The Corporation's banking subsidiaries were required to maintain aggregate cash reserves with the Federal Reserve Bank amounting to $37.4 million at December 31, 2003. The Corporation also maintains deposits for various services such as check clearing.

     Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2003, the subsidiaries had $41.6 million of retained earnings available for distribution as dividends without prior regulatory approval.

     Under current Federal Reserve Board regulations, the Corporation's banking subsidiaries are limited in the amount they may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a single non-bank affiliate may not exceed 10% of any banking subsidiary's capital and surplus, and the aggregate of loans to all such affiliates may not exceed 20%. The maximum amount that may be borrowed by the Corporation under these provisions approximated $89.8 million at December 31, 2003.

BUSINESS SEGMENTS

     The Corporation operates in three reportable segments: community banks, insurance agency and consumer finance. The Corporation's community bank subsidiaries offer services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's bank subsidiaries offer various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance agency is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Corporation's consumer finance subsidiary primarily is involved in making personal installment loans to individuals with approximately 15% of its volume being derived from the purchase of installment sales finance contracts from retail merchants. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the following table represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

                                                           F.N.B. CORPORATION 33

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    COMMUNITY     INSURANCE        FINANCE         ALL
At or for the Year Ended December 31, 2003            BANKS         AGENCY         COMPANY        OTHER       CONSOLIDATED
------------------------------------------         ----------     ----------     ----------     ----------    ------------
Interest income                                    $  394,477     $      225     $   28,586     $       25    $    423,313
Interest expense                                      121,455             92          5,174          3,115         129,836
Provision for loan losses                              18,537                         5,802                         24,339
Non-interest income                                    74,563         30,295          1,872         23,841         130,571
Non-interest expense                                  227,003         25,707         12,508         46,667         311,885
Intangible amortization                                 2,949            398                            91           3,438
Income tax expense (benefit)                           29,427          1,750          2,599         (8,179)         25,597
Net income (loss)                                      69,669          2,573          4,375        (17,828)         58,789
Total assets                                        8,103,448         36,845        147,444         20,573       8,308,310
Goodwill                                              179,180         21,450          1,809                        202,439
                                                   ----------     ----------     ----------     ----------    ------------

                                                    COMMUNITY     INSURANCE        FINANCE         ALL
At or for the Year Ended December 31, 2002            BANKS         AGENCY         COMPANY        OTHER       CONSOLIDATED
------------------------------------------         ----------     ----------     ----------     ----------    ------------
Interest income                                    $  400,731     $      192     $   28,096     $   (2,235)     $  426,784
Interest expense                                      136,843             96          6,618          2,114         145,671
Provision for loan losses                              13,793                         5,301                         19,094
Non-interest income                                    66,181         29,098          1,781         23,813         120,873
Non-interest expense                                  204,906         22,701         12,519         46,200         286,326
Intangible amortization                                 2,794            232                            92           3,118
Income tax expense (benefit)                           33,326          2,415          1,962         (7,590)         30,113
Net income (loss)                                      75,250          3,846          3,477        (19,238)         63,335
Total assets                                        6,904,302         32,921        148,400          4,609       7,090,232
Goodwill                                               73,644         12,972          1,809                         88,425
                                                   ----------     ----------     ----------     ----------    ------------

                                                    COMMUNITY     INSURANCE        FINANCE         ALL
At or for the Year Ended December 31, 2001            BANKS         AGENCY         COMPANY        OTHER       CONSOLIDATED
------------------------------------------         ----------     ----------     ----------     ----------    ------------
Interest income                                    $  423,871     $      196     $   28,555     $   (2,256)     $  450,366
Interest expense                                      191,295            232          8,711             62         200,300
Provision for loan losses                              25,954                         5,241                         31,195
Non-interest income                                    61,701         26,720          1,875          9,699          99,995
Non-interest expense                                  190,073         20,724         12,407         14,858         238,062
Intangible amortization                                 3,115            775            126            769           4,785
Income tax expense (benefit)                           23,034          2,192          1,443         (3,635)         23,034
Net income (loss)                                      52,101          2,993          2,502         (4,611)         52,985
Total assets                                        6,277,928         29,761        153,706         26,988       6,488,383
Goodwill                                               26,688         11,982          1,809                         40,479
                                                   ----------     ----------     ----------     ----------    ------------

F.N.B. CORPORATION 34

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH FLOW INFORMATION

     Following is a summary of cash flow information (in thousands):

Year Ended December 31                                    2003         2002         2001
----------------------                                  --------     --------     --------
Cash paid during year for:
  Interest                                              $129,409     $149,799     $203,613
  Income taxes                                            18,728       34,982       23,908

Non-cash investing and financing activities:
  Acquisition of real estate in settlement of loans     $  3,628     $  3,811     $  3,198
  Loans granted in the sale of other real estate              60          821        3,178
                                                        --------     --------     --------

PARENT COMPANY FINANCIAL STATEMENTS

     Below is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company's investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

BALANCE SHEET (in thousands)

December 31                                              2003         2002
-----------                                            --------     --------
ASSETS
Cash and cash equivalents                              $ 15,906     $  8,869
Premises and equipment                                    1,392        5,539
Other assets                                             16,461       29,100
Investment in bank holding company                      364,956
Investment in and advance to bank subsidiaries          369,433      546,890
Investment in and advance to non-bank subsidiaries      162,444      205,091
                                                       --------     --------
   TOTAL ASSETS                                        $930,592     $795,489
                                                       --------     --------
LIABILITIES
Other liabilities                                      $ 22,642     $ 34,842
Debentures due to Statutory Trust                       125,000
Subordinated notes:
  Short-term                                            145,524      132,378
  Long-term                                              30,517       29,673
                                                       --------     --------
   TOTAL LIABILITIES                                    323,683      196,893
                                                       --------     --------
STOCKHOLDERS' EQUITY                                    606,909      598,596
                                                       --------     --------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $930,592     $795,489
                                                       --------     --------

                                                           F.N.B. CORPORATION 35

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INCOME STATEMENT (in thousands)

Year Ended December 31                                2003           2002           2001
----------------------                              ---------      ---------      ---------
INCOME
Dividend income from subsidiaries:
  Bank                                              $  90,094      $  84,910      $  64,839
  Non-bank                                             20,509          9,050          3,691
                                                    ---------      ---------      ---------
                                                      110,603         93,960         68,530
                                                    ---------      ---------      ---------
Interest income                                         3,776          5,500            574
Affiliate service fee income                           11,882         12,723         23,217
Other income                                            1,210          1,188            903
                                                    ---------      ---------      ---------
  TOTAL INCOME                                        127,471        113,371         93,224
                                                    ---------      ---------      ---------

EXPENSES
Interest expense                                       11,632          8,568         10,333
Salaries and personnel expense                         13,488         13,620         19,327
Merger and consolidation expense                                      18,798          3,695
Other expenses                                         21,380          8,207         13,581
                                                    ---------      ---------      ---------
  TOTAL EXPENSES                                       46,500         49,193         46,936
                                                    ---------      ---------      ---------

INCOME BEFORE TAXES AND EQUITY IN
  UNDISTRIBUTED INCOME OF SUBSIDIARIES                 80,971         64,178         46,288
Income tax benefit                                     10,016          8,885          7,801
                                                    ---------      ---------      ---------
                                                       90,987         73,063         54,089
                                                    ---------      ---------      ---------
Equity in undistributed income of subsidiaries:
   Bank                                               (23,974)       (12,418)       (11,168)
   Non-bank                                            (8,224)         2,690         10,064
                                                    ---------      ---------      ---------
                                                      (32,198)        (9,728)        (1,104)
                                                    ---------      ---------      ---------

NET INCOME                                          $  58,789      $  63,335      $  52,985
                                                    ---------      ---------      ---------

F.N.B. CORPORATION 36

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STATEMENT OF CASH FLOWS (in thousands)

Year Ended December 31                                 2003           2002           2001
----------------------                               ---------      ---------      ---------
OPERATING ACTIVITIES
Net income                                           $  58,789      $  63,335      $  52,985
Adjustments to reconcile net income to net
cash flows from operating activities:
   Undistributed earnings of subsidiaries               32,198          9,728          1,104
   Other, net                                              953         14,867        (10,847)
                                                     ---------      ---------      ---------
      Net cash flows from operating activities          91,940         87,930         43,242
                                                     ---------      ---------      ---------

INVESTING ACTIVITIES
Sale of securities available for sale                                                    190
Sale (purchase) of premises and equipment                3,440         (3,083)        (1,965)
Net decrease in loans receivable                                                       4,800
Advances to subsidiaries                               (47,990)       (86,551)
Investment in subsidiaries                            (135,950)        52,711        (12,165)
                                                     ---------      ---------      ---------
      Net cash flows from investing activities        (180,500)       (36,923)        (9,140)
                                                     ---------      ---------      ---------

FINANCING ACTIVITIES
Net increase (decrease) in short-term borrowings        13,145           (979)         5,725
Decrease in long-term debt                              (7,067)       (14,513)       (15,390)
Increase in long-term debt                             132,912          8,346          6,740
Net acquisition of treasury stock                         (521)        (7,090)           (42)
Cash dividends paid                                    (42,872)       (37,516)       (32,300)
                                                     ---------      ---------      ---------
      Net cash flows from financing activities          95,597        (51,752)       (35,267)
                                                     ---------      ---------      ---------
NET INCREASE (DECREASE) IN CASH                          7,037           (745)        (1,165)
Cash at beginning of year                                8,869          9,614         10,779
                                                     ---------      ---------      ---------
CASH AT END OF YEAR                                  $  15,906      $   8,869      $   9,614
                                                     ---------      ---------      ---------

CASH PAID
Interest                                             $  11,600      $   8,558      $   9,069
                                                     ---------      ---------      ---------

                                                           F.N.B. CORPORATION 37

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each financial instrument:

CASH AND DUE FROM BANKS:

     For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES:

     For both securities available for sale and securities held to maturity, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOANS:

     The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of adjustable rate loans approximates the carrying amount.

DEPOSITS:

     The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS:

     The carrying amounts for short-term borrowings approximate fair value for amounts that mature in 90 days or less. The fair value of subordinated notes is estimated by discounting future cash flows using rates currently offered.

LONG-TERM DEBT:

     The fair value of long-term debt is estimated by discounting future cash flows based on the market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

     The estimated fair values of the Corporation's financial instruments are as follows (in thousands):

                                                       2003                          2002
                                             -------------------------     -------------------------
                                              CARRYING         FAIR         CARRYING        FAIR
December 31                                    AMOUNT          VALUE         AMOUNT         VALUE
-----------                                  ----------     ----------     ----------     ----------
FINANCIAL ASSETS
Cash and short-term investments              $  211,970     $  211,970     $  259,561     $  259,561
Securities available for sale                 1,641,972      1,641,972      1,026,191      1,026,191
Securities held to maturity                      36,059         37,540         48,992         50,517
Net loans, including loans held for sale      5,650,924      5,681,252      5,176,275      5,288,315

FINANCIAL LIABILITIES

Deposits                                     $6,159,499     $6,191,182     $5,426,157     $5,465,390
Short-term borrowings                           587,017        587,033        515,780        514,724
Long-term debt                                  855,808        864,383        450,647        484,235
                                             ----------     ----------     ----------     ----------

F.N.B. CORPORATION 38

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                                         SELECTED FINANCIAL DATA
                                     Dollars in thousands, except per share data

                                    PRO FORMA
Year Ended December 31               2003 (1)         2003            2002            2001            2000            1999
----------------------             -----------     -----------     -----------     -----------     -----------     -----------
Total interest income              $   258,697     $   423,313     $   426,784     $   450,366     $   450,710     $   401,914
Total interest expense                  86,570         129,836         145,671         200,300         211,381         168,770
Provision for loan losses               17,155          24,339          19,094          31,195          17,982          15,776
Total non-interest income               70,193         130,571         120,873          99,995          79,985          69,814
Merger and restructuring expense                        50,903          42,365           8,037           6,700           6,028
Other non-interest expense             145,810         264,420         247,079         234,810         205,512         193,936
Total non-interest expense             145,810         315,323         289,444         242,847         212,212         199,964
Net income                              55,794          58,789          63,335          52,985          61,908          61,145
Merger and restructuring
  expense, net of tax                                   34,459          30,543           5,463           4,379           4,482
                                   -----------     -----------     -----------     -----------     -----------     -----------

AT YEAR-END
Total assets                       $ 4,557,174     $ 8,308,310     $ 7,090,232     $ 6,488,383     $ 6,126,792     $ 5,892,263
Net loans                            3,213,058       5,634,336       5,152,098       4,749,376       4,557,656       4,346,621
Deposits                             3,439,510       6,159,499       5,426,157       5,099,076       4,913,754       4,607,051
Long-term debt                         584,808         855,808         450,647         342,424         267,729         268,393
Preferred stock                                                              1               1           1,678           2,075
Total stockholders' equity             241,794         606,909         598,596         572,407         503,422         491,436
                                   -----------     -----------     -----------     -----------     -----------     -----------

PER COMMON SHARE (2)
Net income
  Basic                            $      1.21     $      1.27     $      1.37     $      1.19     $      1.38     $      1.35
  Diluted                                 1.19            1.25            1.35            1.17            1.35            1.33
Merger and restructuring
   expense, net of tax
    Basic                                                 (.75)           (.66)           (.12)           (.10)           (.10)
    Diluted                                               (.74)           (.65)           (.12)           (.10)           (.10)
Cash dividends declared                    .93             .93             .81             .68             .61             .59
Book value                                5.22           13.10           12.93           12.37           10.87           11.13
                                   -----------     -----------     -----------     -----------     -----------     -----------

RATIOS
Return on average assets                  1.24%            .74%            .93%            .84%           1.03%           1.09%
Return on average equity                 20.10            9.66           10.97            9.81           12.28           12.50
Dividend payout ratio                    76.81           72.90           59.03           52.81           45.36           43.81
Average equity to average assets          6.15            7.66            8.51            8.58            8.42            8.75
                                   -----------     -----------     -----------     -----------     -----------     -----------

(1) Pro forma information assumes that the spin-off of First National Bankshares of Florida, Inc. occurred on January 1, 2003.

(2) Per share amounts have been restated for the stock dividend declared on April 28, 2003.

                                                           F.N.B. CORPORATION 39

F.N.B. CORPORATION AND SUBSIDIARIES

QUARTERLY EARNINGS SUMMARY (UNAUDITED)
Dollars in thousands, except per share data

QUARTER ENDED 2003             MAR. 31      JUNE 30      SEPT. 30     DEC. 31
------------------            ---------    ---------    ---------    ---------
Interest income               $ 104,510    $ 108,991    $ 104,485    $ 105,327
Interest expense                 31,373       35,143       32,508       30,812
Net interest income              73,137       73,848       71,977       74,515
Provision for loan losses         5,859        5,731        5,237        7,512
Gain on sales of securities         693          874          740           85
Total non-interest income        32,036       35,360       32,632       30,543
Total non-interest expense       65,538       67,843      100,491       81,451
Net income                       23,328       24,656          484       10,321
Merger and restructuring
  expense, net of tax               659                    21,207       12,593

PER COMMON SHARE (1)

Earnings
  Basic                       $     .51    $     .54    $     .01    $     .21
  Diluted                           .50          .53          .01          .21
Merger and restructuring
  expense, net of tax
    Basic                          (.01)                     (.46)        (.28)
    Diluted                        (.01)                     (.45)        (.28)
Cash dividends declared             .21          .24          .24          .24

QUARTER ENDED 2002             MAR. 31      JUNE 30      SEPT. 30     DEC. 31
------------------            ---------    ---------    ---------    ---------
Interest income               $ 106,043    $ 106,261    $ 107,596   $ 106,884
Interest expense                 38,538       37,065       35,592      34,476
Net interest income              67,505       69,196       72,004      72,408
Provision for loan losses         4,191        4,502        4,835       5,566
Gain on sales of securities         175          465        1,001         274
Total non-interest income        27,944       30,063       30,087      32,779
Total non-interest expense      102,230       59,981       62,239      64,994
Net income                       (8,883)      23,949       24,131      24,138
Merger and restructuring
   expense, net of tax           30,212                                   331

PER COMMON SHARE (1)
Earnings
  Basic                       $    (.19)   $     .52    $     .52    $    .52
  Diluted                          (.19)         .51          .51         .52
Merger and restructuring
  expense, net of tax
    Basic                          (.66)
    Diluted                        (.65)
Cash dividends declared             .18          .21          .21         .21

(1) Per share amounts have been restated for the stock dividend declared on April 28, 2003.

F.N.B. CORPORATION 40

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                      PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                                            Dollars in thousands

     In order to facilitate the understanding of the performance of the Corporation excluding its Florida operations, management has developed unaudited pro forma financial statements for the year ended December 31, 2003. To arrive at the pro forma financial statements, several adjustments and assumptions were made to the income statement.

     The pro forma condensed consolidated financial statements of the Corporation should be read in conjunction with the historical consolidated financial statements and the notes thereto of the Corporation. The pro forma consolidated income statement assumes that the spin-off of First National Bankshares of Florida, Inc. (FNBF) occurred on January 1, 2003.

     The pro forma consolidated financial statements are presented for informational purposes only and do not reflect the historical results of operations or financial position of the Corporation or FNBF. The pro forma data also does not purport to project the financial position or results of operations of the Corporation or FNBF as of any future date or for any future period. Earnings per share data is shown on a pro forma basis based upon an assumed distribution of one share of FNBF common stock for every one share of the Corporation's common stock outstanding.

     The pro forma adjustments to the historical consolidated income statement are presented below that statement.

                                                               FIRST NATIONAL      F.N.B.
                                                   F.N.B.       BANKSHARES OF    CORPORATION
                                                CORPORATION     FLORIDA, INC.     PRO FORMA
December 31, 2003                               HISTORICAL       HISTORICAL      (UNAUDITED)
-----------------                               -----------    --------------    -----------
ASSETS
Cash and due from banks                         $   204,824    $       99,664    $   105,160
Interest bearing deposits with banks
  and other short term investments                    7,146             5,994          1,152
Mortgage loans held for sale                         16,588            15,153          1,435
Securities available for sale                     1,641,972           763,305        878,667
Securities held to maturity                          36,059            12,029         24,030
Loans, net of unearned income                     5,708,579         2,449,382      3,259,197
Allowance for loan losses                           (74,243)          (28,104)       (46,139)
                                                -----------    --------------    -----------
  NET LOANS                                       5,634,336         2,421,278      3,213,058
                                                -----------    --------------    -----------
Goodwill                                            202,439           173,729         28,710
Other assets                                        564,946           259,984        304,962
                                                -----------    --------------    -----------
  TOTAL ASSETS                                  $ 8,308,310    $    3,751,136    $ 4,557,174
                                                -----------    --------------    -----------

LIABILITIES
Deposits:
  Non-interest bearing                          $ 1,044,632    $      451,837    $   592,795
  Interest bearing                                5,114,867         2,268,152      2,846,715
                                                -----------    --------------    -----------
  TOTAL DEPOSITS                                  6,159,499         2,719,989      3,439,510
                                                -----------    --------------    -----------
Other liabilities                                    99,077            40,981         58,096
FHLB borrowings                                     663,085           231,944        431,141
Debentures due to Statutory Trust                   170,104            41,238        128,866
Other short-term borrowings                         561,017           334,051        226,966
Other long-term debt                                 48,619            17,818         30,801
                                                -----------    --------------    -----------
  TOTAL LIABILITIES                               7,701,401         3,386,021      4,315,380
                                                -----------    --------------    -----------

STOCKHOLDERS' EQUITY                                606,909           365,115        241,794
                                                -----------    --------------    -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 8,308,310    $    3,751,136    $ 4,557,174
                                                -----------    --------------    -----------

                                                           F.N.B. CORPORATION 41

F.N.B. CORPORATION AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED INCOME STATEMENT (UNAUDITED)
Dollars in thousands, except per share data

                                                                          FIRST NATIONAL                       F.N.B.
                                                              F.N.B.       BANKSHARES OF                    CORPORATION
                                                           CORPORATION     FLORIDA, INC.                     PRO FORMA
December 31, 2003                                           HISTORICAL       HISTORICAL    ADJUSTMENTS      (UNAUDITED)
-----------------                                          ------------   --------------   -----------      -----------
Total interest income                                      $    423,313   $      166,294   $     1,678 (1)  $   258,697
Total interest expense                                          129,836           42,846          (420)(1)       86,570
                                                           ------------   --------------   -----------      -----------
NET INTEREST INCOME                                             293,477          123,448         2,098          172,127
Provision for loan losses                                        24,339            7,184                         17,155
                                                           ------------   --------------   -----------      -----------
     NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        269,138          116,264         2,098          154,972
                                                           ------------   --------------   -----------      -----------

NON-INTEREST INCOME

Insurance premiums, commissions and fees                         35,321           26,182                          9,139
Service charges                                                  52,255           18,115                         34,140
Trust                                                            10,065            2,768                          7,297
Securities commissions and fees                                   7,793            3,791                          4,002
Gain on sale of securities                                        2,392              443         2,038(2)         3,987
Gain on sale of mortgage loans                                    8,450            5,590                          2,860
Other                                                            14,295            5,527                          8,768
                                                           ------------   --------------   -----------      -----------
     TOTAL NON-INTEREST INCOME                                  130,571           62,416         2,038           70,193
                                                           ------------   --------------   -----------      -----------

NON-INTEREST EXPENSE

Salaries and employee benefits                                  164,086           76,652       (11,991)(3)       75,443
Net occupancy and equipment                                      47,634           19,051        (2,008)(3)       26,575
Amortization of intangibles                                       3,438            1,266                          2,172
Merger and consolidation related                                  1,235            1,235
Debt extinguishment penalty                                      20,737                        (20,737)(3)
Other                                                            78,193           32,094        (4,479)(3)      41,620
                                                           ------------   --------------   -----------     -----------
        TOTAL NON-INTEREST EXPENSE                              315,323          130,298       (39,215)        145,810
                                                           ------------   --------------   -----------     -----------

   INCOME BEFORE INCOME TAXES                                    84,386           48,382        43,351          79,355
Income taxes                                                     25,597           16,631      14,595(4)         23,561
                                                           ------------   --------------   -----------     -----------
     NET INCOME                                            $     58,789   $       31,751   $    28,756     $    55,794
                                                           ------------   --------------   -----------     -----------

EARNINGS PER COMMON SHARE

   Basic                                                   $       1.27                                    $      1.21
   Diluted                                                         1.25                                           1.19
                                                           ------------   --------------   -----------     -----------

AVERAGE SHARES OUTSTANDING

   Basic                                                     46,080,966                                     46,080,966
   Diluted                                                   46,972,863                                     46,972,863
                                                           ------------   --------------   -----------     -----------

Notes to pro forma condensed consolidated income statement:

(1) To record intercompany interest income and interest expense which were previously eliminated in consolidation and to record interest income and reduction in interest expense through the utilization of excess funds received in connection with the spin-off.

(2) To record intercompany gain on the sale of municipal securities which was previously eliminated in consolidation.

(3)  To reduce expenses incurred as a result of the spin-off.

(4) To record tax effect of items (1), (2) and (3) above, at an effective tax rate of 33.7%.

F.N.B. CORPORATION 42

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                                         MANAGEMENT'S DISCUSSION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2003

         Net income was $58.8 million for 2003 compared to net income of $63.3 million in 2002. Basic earnings per share were $1.27 and $1.37 for 2003 and 2002, respectively, while diluted earnings per share were $1.25 and $1.35, respectively, for those same periods. Diluted earnings for 2003 and 2002 were reduced by $0.74 and $0.65 per share, respectively, due to pre-tax merger and restructuring expenses of $50.9 million and $42.4 million, respectively.

         Net interest income, on a fully taxable equivalent basis, increased by $11.4 million or 4.0% and net interest margin declined by 50 basis points. These factors are further detailed in the discussion which follows.

         Common comparative ratios for results of operations include the return on average assets and the return on average equity. The Corporation's return on average assets was .74% for 2003 compared to .93% for 2002, while the Corporation's return on average equity was 9.66% for 2003 and 10.97% for 2002.

NET INTEREST INCOME

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. Net interest income, on a fully taxable equivalent basis, totaled $298.2 million in 2003 versus $286.8 million in 2002. Net interest income consisted of interest income of $428.0 million and interest expense of $129.8 million in 2003, compared to $432.4 million and $145.7 million for each, respectively, in 2002. The Corporation's net interest margin decreased 50 basis points to 4.20% for 2003.

         During 2003, in order to help revive economic growth, the Federal Reserve Board reduced its target federal funds rate to the lowest level in nearly 45 years. During the first and second quarter of 2003, concerns about continued economic weakness and possible disinflation drove mid-term and long-term treasury yields down significantly. This, in turn, sparked the refinancing of mortgages in the Corporation's loan and mortgage-backed security portfolios. Thus, the lower interest rate levels experienced during 2003 contributed to the decline in the net interest margin as the yield on earning assets declined by more than the rate on interest-bearing liabilities. The impact of future rate changes on the Corporation's net income is discussed further within the "Liquidity and Interest Rate Sensitivity" section.

         Total interest income, on a fully taxable equivalent basis, decreased $4.4 million or 1.0% in 2003. This decrease was a result of lower yield, partially offset by higher earning assets. The impact of lower yield was $68.0 million while the impact of higher earning assets was $63.5 million. The decrease in yield was caused primarily by loan refinancing activity and scheduled repricing of adjustable rate loans to lower market rates, coupled with accelerated prepayments of mortgage-backed securities.

         The growth in earning assets was driven by the acquisition of Southern Exchange Bank (SEB), which added $127.7 million in loans, coupled with an increase in loans of $302.3 million, driven mostly by organic growth in commercial and consumer loans. In addition, investment securities increased $641.9 million, of which $338.7 million was added as a result of the SEB transaction.

         Total interest expense decreased $15.8 million or 10.9% in 2003. This decrease was driven primarily by the lower rate paid on interest bearing liabilities, partially offset by an increase in interest bearing liabilities. The impact of a lower rate paid was $45.0 million while the impact of higher interest bearing liabilities was $29.1 million. The decrease in rate paid was driven primarily by actions taken by the Corporation to reduce rates paid on deposits and a reduction in the cost of debt, which was partially due to the early retirement of $220.3 million of higher cost Federal Home Loan Bank (FHLB) borrowings during the third quarter of 2003. In addition, the Corporation continued to successfully generate non-interest bearing deposits, which increased $122.2 million or 13.9% in 2003. The acquisition of SEB contributed approximately $29.0 million in non-interest bearing deposits to the 2003 average.

         The growth in interest bearing liabilities was driven partially by the acquisition of SEB, which added $328.1 million in interest bearing deposits, coupled with $180.9 million or 1.4% growth in interest bearing deposits. In addition, short-term and long-term borrowings increased $500.7 million, of which $115.9 million was added as a result of the SEB transaction.

                                                           F.N.B. CORPORATION 43

F.N.B. CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION

         The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Year Ended December 31                               2003                           2002                            2001
----------------------                -----------------------------  -----------------------------  -----------------------------
                                        AVERAGE              YIELD/    AVERAGE              YIELD/    AVERAGE               YIELD/
                                        BALANCE    INTEREST   RATE     BALANCE    INTEREST  RATE      BALANCE     INTEREST   RATE
                                        -------    --------   ----     -------    --------  ----      -------     --------   ----
ASSETS
Interest earning assets:
Interest bearing deposits with banks  $    4,058   $     38   0.94%  $    5,027   $     86   1.71%  $     6,349   $    195   3.07%
Federal funds sold                        12,566        145   1.15       86,993      1,495   1.72       131,818      5,279   4.00
Taxable investment securities (1)      1,423,561     60,043   4.22      758,399     42,263   5.57       785,782     48,116   6.12
Non-taxable investment securities (2)    168,901     10,519   6.23      192,161     12,395   6.45       174,062     10,954   6.29
Loans (2)(3)                           5,490,062    357,269   6.51    5,060,067    376,201   7.43     4,676,382    392,332   8.39
                                      ----------   --------          ----------   --------          -----------   --------
     TOTAL INTEREST EARNING ASSETS     7,099,148    428,014   6.03    6,102,647    432,440   7.09     5,774,393    456,876   7.91
                                      ----------   --------          ----------   --------          -----------   --------
Cash and due from banks                  200,746                        195,992                         179,183
Allowance for loan losses                (72,336)                       (68,513)                        (57,795)
Premises and equipment                   194,832                        159,408                         142,157
Other assets                             524,953                        398,190                         256,716
                                      ----------                     ----------                     -----------
                                      $7,947,343                     $6,787,724                     $ 6,294,654
                                      ==========                     ==========                     ===========

LIABILITIES
Interest bearing liabilities:
Deposits:
   Interest bearing demand            $1,228,422   $  8,487    .69   $1,048,780   $  8,887    .85   $   831,959     14,292   1.72
   Savings                             1,386,132     13,971   1.01    1,108,463     16,556   1.49     1,054,017     22,590   2.14
   Other time                          2,327,262     70,857   3.04    2,275,603     88,661   3.90     2,354,961    130,226   5.53
Short-term borrowings                    621,806      9,810   1.58      407,407     10,878   2.67       364,420     15,026   4.12
Long-term debt                           671,790     26,711   3.98      385,451     20,689   5.37       310,498     18,166   5.85
                                      ----------   --------          ----------   --------          -----------   --------
     TOTAL INTEREST BEARING
       LIABILITIES                     6,235,412    129,836   2.08    5,225,704    145,671   2.79     4,915,855    200,300   4.07
                                      ----------   --------          ----------   --------          -----------   --------
Non-interest bearing demand deposits   1,000,210                        878,020                         741,298
Other liabilities                        103,328                        106,427                          97,306
                                      ----------                     ----------                     -----------
                                       7,338,950                      6,210,151                       5,754,459
                                      ----------                     ----------                     -----------
STOCKHOLDERS' EQUITY                     608,393                        577,573                         540,195
                                      ----------                     ----------                     -----------
                                      $7,947,343                     $6,787,724                     $ 6,294,654
                                      ==========                     ==========                     ===========
Excess of interest earning assets
   over interest bearing liabilities  $  863,736                     $  876,943                     $   858,538
                                      ==========                     ==========                     ===========

Net interest income                                $298,178                       $286,769                        $256,576
                                                   ========                       ========                        ========

Net interest spread                                           3.95%                          4.30%                           3.84%
                                                              ====                           ====                            ====
Pro forma net interest spread                                 3.91%
                                                              ====

Net interest margin (4)                                       4.20%                          4.70%                           4.44%
                                                              ====                           ====                            ====
Pro forma net interest margin                                 4.21%
                                                              ====

----------
(1) The average balances and yields earned on securities are based on historical cost.

(2) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35%, adjusted for certain federal tax preferences.

(3) Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

F.N.B. CORPORATION 44

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                                         MANAGEMENT'S DISCUSSION

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the periods indicated (in thousands):

Year Ended December 31                                       2003                                  2002
----------------------                      ------------------------------------    -----------------------------------
                                             VOLUME        RATE          NET        VOLUME        RATE           NET
                                             ------        ----          ---        ------        ----           ---
INTEREST INCOME
Interest bearing deposits with banks        $   (14)    $    (34)      $    (48)    $   (35)    $    (74)     $   (109)
Federal funds sold                             (973)        (377)        (1,350)     (1,414)      (2,370)       (3,784)
Securities                                   23,106       (7,202)        15,904        (479)      (3,933)       (4,412)
Loans                                        41,417      (60,349)       (18,932)     40,881      (57,012)      (16,131)
                                            -------     --------       --------     -------     --------      --------
                                             63,536      (67,962)        (4,426)     38,953      (63,389)      (24,436)
                                            -------     --------       --------     -------     --------      --------
INTEREST EXPENSE
Deposits:
   Interest bearing demand                    4,042       (4,442)          (400)      5,745      (11,150)       (5,405)
   Savings                                    9,038      (11,623)        (2,585)      1,236       (7,270)       (6,034)
   Other time                                 2,043      (19,847)       (17,804)     (4,265)     (37,300)      (41,565)
Short-term borrowings                         4,767       (5,835)        (1,068)      2,091       (6,239)       (4,148)
Long-term debt                                9,242       (3,220)         6,022       3,822       (1,299)        2,523
                                            -------     --------       --------     -------     --------      --------
                                             29,132      (44,967)       (15,835)      8,629      (63,258)      (54,629)
                                            -------     --------       --------     -------     --------      --------
NET CHANGE                                  $34,404     $(22,995)      $ 11,409     $30,324     $   (131)     $ 30,193
                                            -------     --------       --------     -------     --------      --------

         The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

CRITICAL ACCOUNTING POLICIES

         The Corporation's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions and judgements that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgements are based on information available as of the date of the financial statements; accordingly, as this information changes, the financial statements could reflect different estimates, assumptions and judgements. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgements and as such have a greater possibility of producing results that could be materially different than originally reported. The most significant accounting policies followed by the Corporation are presented in the Notes to Consolidated Financial Statements. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the following accounting areas that require the most subjective or complex judgements, and as such could be most subject to revision as new information becomes available.

         The allowance for loan losses represents management's estimate of probable credit losses inherent in the loan portfolio. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgement and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience, and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

         The loan portfolio represents the largest asset type on the consolidated balance sheet. Leases are carried at the aggregate of the lease payments and the estimated residual value of the leased property, less unearned income.

         Loans are classified as held for sale based on management's intent to sell them. At the date a loan is determined to be sold, the loan is recorded at the lower of cost or market. Any subsequent adjustment as a result of the lower of cost or market analysis is recognized as a valua-

                                                           F.N.B. CORPORATION 45

F.N.B. CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION

tion adjustment with changes included in non-interest income. These market value assumptions include but are not limited to the timing of a sale, the market conditions for the particular credit and overall investor demand for these assets. Changes in market condition, interest rate environment and actual liquidation experience may result in additional valuation adjustments that could adversely impact earnings in future periods.

         Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The majority of the Corporation's goodwill relates to value inherent in its banking and insurance businesses. The value of this goodwill is dependent upon the Corporation's ability to provide quality, cost effective services in the face of competition. As such, goodwill value is supported ultimately by revenue which is driven by the volume of business transacted and the market value of the assets under administration. A decline in earnings as a result of a lack of growth or the Corporation's inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could result in additional expense and adversely impact earnings in future periods.

PROVISION FOR LOAN LOSSES

         The provision for loan losses increased 27.5% to $24.3 million in 2003. This increase is consistent with the Corporation's continued strong loan growth. (See the "Non-Performing Loans" and "Allowance for Loan Losses" sections of this report).

NON-INTEREST INCOME

         Total non-interest income increased 8.0% from $120.9 million in 2002 to $130.6 million in 2003. Excluding gains on sale of securities, non-interest income increased by 7.8%. Service charges increased $5.3 million or 11.3%, while wealth management services increased $1.9 million or 12.0% to $17.9 million during 2003. In addition, insurance premiums, commissions and fees increased $1.2 million or 3.4% to $35.3 million in 2003. These higher levels of fee income are attributable to the SEB acquisition, the Corporation's success in generating core deposit fees and a continued focus on providing a wide array of wealth management services, such as annuities, mutual funds and trust services.

NON-INTEREST EXPENSE

         Total non-interest expense increased from $289.4 million in 2002 to $315.3 million in 2003. During 2003, the Corporation recorded restructuring charges related to the spin-off of its Florida operations totaling $49.7 million. These were primarily a prepayment penalty in connection with the early retirement of higher cost FHLB borrowings, involuntary separation costs associated with terminated employees, other employment related expenses, professional fees and data processing charges. In addition, the Corporation recorded merger costs associated with the SEB acquisition of $1.2 million. These expenses were primarily involuntary separation costs associated with terminated employees, other employment related expenses, professional fees and data processing conversion charges.

         Salary and employee benefits increased 21.4% to $164.1 million in 2003. This increase includes restructuring charges of $17.3 million. This increase was also driven by the acquisition of SEB and higher costs associated with employee medical insurance. Other non-interest expense includes $32.4 million associated with restructuring charges related to the spin-off of the Corporation's Florida operations and a prepayment penalty incurred in connection with the early retirement of higher cost FHLB borrowings.

INCOME TAXES

         The Corporation's income tax expense was $25.6 million for 2003 compared to $30.1 million for 2002. The 2003 effective tax rate of 30.3% was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income. Additional information relating to income taxes is furnished in the Notes to Consolidated Financial Statements.

F.N.B. CORPORATION 46

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                                         MANAGEMENT'S DISCUSSION

         The following table provides unaudited pro forma information for the quarterly periods of 2003 (dollars in thousands, except per share data):

PRO FORMA QUARTER ENDED 2003 (UNAUDITED)      MAR. 31      JUNE 30    SEPT. 30   DEC. 31
----------------------------------------      -------      -------    --------   -------
Interest income (FTE)                        $ 67,676     $ 66,199    $ 63,883   $ 63,411
Interest expense                               21,291       22,970      21,766     20,543
Net interest income (FTE)                      46,385       43,229      42,117     42,868
Provision for loan losses                       4,127        3,903       4,285      4,840
Gain on sales of securities                     2,420          772         733         62
Total non-interest income                      18,970       17,837      17,591     15,795
Total non-interest expense                     37,289       36,311      37,101     35,109
Net income                                     16,270       14,410      12,538     12,576
---------------------                        --------     --------    --------   --------

PER COMMON SHARE
Earnings
   Basic                                     $    .36     $    .31    $    .27   $    .27
   Diluted                                        .34          .31         .27        .27
---------------------                        --------     --------    --------   --------

DISCUSSION OF 2003 UNAUDITED QUARTERLY PRO FORMA FINANCIAL INFORMATION

         In the fourth quarter, the Corporation had net income of $12.6 million, or $0.27 per diluted share, compared to $12.5 million, or $0.27 per diluted share for the third quarter. Return on average equity for the fourth quarter was 21.73%.

         For the year, net income was $55.8 million, or $1.19 per diluted share, resulting in a return on average equity of 20.10%.

         Net interest income on a tax equivalent basis was $42.9 million in the fourth quarter, compared to $42.1 million in the third quarter. This represents an increase of 1.8%, driven by a widening net interest margin of 4.05% in the fourth quarter, up from 3.99% in the third quarter. The improved net interest margin can be attributed to a lower cost of deposits, as well as the third quarter restructuring of FHLB borrowings which reduced the cost of funds. For the year, net interest income on a tax equivalent basis was $174.6 million with a net interest margin of 4.21%.

         Non-interest income was $15.8 million in the fourth quarter, compared to $17.6 million in the third quarter. The decrease is attributable to lower gains on sales of mortgages and securities, combined with a seasonal decrease in retail investment sales and insurance commissions. Non-interest income for the year was $70.2 million, and represents 28.9% of total revenue.

         Total non-interest expense was $35.1 million in the fourth quarter, compared to $37.1 million in the third quarter. This represents a decline of 5.4% on a linked quarter basis. In addition to realizing the previously announced cost savings, the decrease reflects the reversal of certain performance compensation accruals at year end. The efficiency ratio improved to 58.92% in the fourth quarter from 61.23% in the third quarter. For the year, total non-interest expenses were $145.8 million with an efficiency ratio of 58.68%.

         Credit quality remained solid during the fourth quarter. As of December 31, 2003, the allowance for loan losses was 1.41% of total loans, compared to 1.42% in the third quarter. Non-performing assets were 0.69% of total assets in the fourth quarter, compared to 0.70% in the third quarter. Annualized net charge-offs in the fourth quarter represented 0.59% of average loans, compared to 0.55% in the third quarter. The provision for loan losses was $4.8 million for the fourth quarter and equaled net charge-offs.

         Shareholders' equity was $241.8 million at December 31, 2003, with a leverage capital ratio of 6.0% and a tangible capital ratio of 4.5%. Outstanding common shares totaled 46.3 million at year end. As of December 31, 2003, book value per common share was $5.22, while tangible book value per common share was $4.37.

                                                           F.N.B. CORPORATION 47

F.N.B. CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION

LIQUIDITY AND INTEREST RATE SENSITIVITY

         The Corporation's goal in liquidity management is to meet the cash flow requirements of depositors and borrowers, as well as the operating cash needs of the Corporation, with cost-effective funding. Liquidity is centrally managed on a daily basis by treasury personnel. In addition, the Corporate Asset/Liability Committee (ALCO), which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies which affect balance sheet or cash flow positions. The Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a "well-capitalized" balance sheet and adequate levels of liquidity. This policy designates the ALCO as the body responsible for meeting this objective.

         Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. Liquidity sources from liabilities are generated through growth in core deposits and, to a lesser extent, the use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliates have the ability to borrow from the FHLB. The FHLB advances are a competitively priced and reliable source of funds. The Corporation has made limited use of FHLB advances and has a large reserve available for contingency funding purposes. As of December 31, 2003, outstanding advances were $663.1 million, or 8.0% of total assets while FHLB availability was $2.0 billion, or 24.5% of total assets.

         Core deposits grew $672.4 million during 2003 providing the primary source of financing for the Corporation's lending activities, including origination of mortgage loans held for sale in the secondary market. The Corporation continued to expand its activities in originating mortgage loans for resale in the secondary market rather than keeping these loans in the portfolio. Mortgage loan origination volumes increased due to the decline in mortgage rates during 2003. Originations of mortgage loans totaled $447.9 million for 2003 as compared to $74.4 million for 2002. The proceeds from the sale of mortgage loans were used to fund the growth in mortgage loan origination.

         The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation's dividend reinvestment plan since 1991. In addition, the Corporation has repurchased shares for specific re-issuance in connection with certain business combinations accounted for as purchase transactions. During 2003, the Corporation purchased treasury shares totaling $33.9 million and received $33.4 million upon re-issuance. In 2002 and 2001, the Corporation purchased treasury shares totaling $30.3 million and $12.1 million, respectively, and received $23.2 million and $12.6 million, respectively, as a result of re-issuance.

         During 2003, the Corporation completed its business combination with SEB. The $150.2 million cash transaction was funded through the issuance of $125.0 million of trust preferred securities and $25.2 million from the Corporation's existing lines of credit with several major domestic banks.

         The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of December 31, 2003. The Corporation also issues subordinated debt on a regular basis and has access to the Federal Reserve Bank as well as access to the capital markets.

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

         The following gap analysis measures the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities maturing over a one year period was 1.10 at December 31, 2003, as compared to 1.21 at December 31, 2002. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, assuming the current interest rate environment.

F.N.B. CORPORATION 48

                                              F.N.B CORPORATION AND SUBSIDIARIES

                                                         MANAGEMENT'S DISCUSSION

     Following is the gap analysis as of December 31, 2003 (dollars in thousands):

                                                       WITHIN           4-12        1-5                OVER
                                                      3 MONTHS         MONTHS      YEARS              5 YEARS            TOTAL
                                                   -------------    -----------  -----------       -------------      ------------
INTEREST EARNING ASSETS
Interest bearing deposits with banks               $       6,179    $       100                                       $      6,279
Federal funds sold                                           867                                                               867
Securities                                                82,016        254,396  $   923,070       $     418,549         1,678,031
Loans, net of unearned income                          1,924,271      1,126,369    2,286,878             387,649         5,725,167
                                                   -------------    -----------  -----------       -------------      ------------
                                                       2,013,333      1,380,865    3,209,948             806,198         7,410,344
Other assets                                                                                             897,966           897,966
                                                   -------------    -----------  -----------       -------------      ------------
                                                   $   2,013,333    $ 1,380,865  $ 3,209,948       $   1,704,164      $  8,308,310
                                                   =============    ===========  ===========       =============      ============
INTEREST BEARING LIABILITIES
Deposits:
   Interest checking                               $     498,119                                   $     774,957      $  1,273,076
   Savings                                               509,629                                       1,081,245         1,590,874
   Time deposits                                         476,497    $   864,615  $   902,834               6,971         2,250,917
Borrowings                                               651,166         87,591      430,559             273,509         1,442,825
                                                   -------------    -----------  -----------       -------------      ------------
                                                       2,135,411        952,206    1,333,393           2,136,682         6,557,692
Other liabilities                                                                                      1,143,709         1,143,709
Stockholders' equity                                                                                     606,909           606,909
                                                   -------------    -----------  -----------       -------------      ------------
                                                   $   2,135,411    $   952,206  $ 1,333,393       $   3,887,300      $  8,308,310
                                                   =============    ===========  ===========       =============      ============
PERIOD GAP                                         $    (122,078)   $   428,659  $ 1,876,555       $  (2,183,136)
                                                   =============    ===========  ===========       =============
CUMULATIVE GAP                                     $    (122,078)   $   306,581  $ 2,183,136
                                                   =============    ===========  ===========
CUMULATIVE GAP AS A PERCENT
   OF TOTAL ASSETS                                        (1.47)%          3.69%       26.28%
                                                   =============    ===========  ===========
RATE SENSITIVE ASSETS/
   RATE SENSITIVE LIABILITIES (CUMULATIVE)                   .94           1.10         1.49                1.13%
                                                   =============    ===========  ===========       =============

     Net interest income simulations measure the exposure to short-term earnings from changes in market rates of interest. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical rate scenarios. The economic value of equity (EVE) measures the Corporation's long-term earnings exposure from changes in market rates of interest. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. A decrease in EVE due to a specified rate change indicates a decline in the long-term earnings capacity of the current balance sheet assuming that the rate change remains in effect over the life of the current balance sheet. The following table presents an analysis of the potential sensitivity of the Corporation's annual net interest income and EVE to sudden and sustained changes in market rates:

                                   PRO FORMA
December 31                           2003       2003         2002
                                      ----       ----         ----
Net interest
   income change
     (12 months):
     - 100 basis points  . . . .      (3.4)%     (5.0)%       (2.4)%
     + 200 basis points  . . . .      (2.3)%      0.6 %        3.3 %

Economic
   value of equity:
     - 100 basis points  . . . .     (12.7)%    (15.4)%       (7.9)%
     + 200 basis points  . . . .      (6.4)%     (5.6)%        7.5 %

     The above measures reveal the challenges created by the continued decrease in interest rates during 2003. Should rates decline by an additional large amount, the net interest margin would compress due to a limited ability to lower certain deposit rates. Such a rate change might also spur additional loan refinancing and mortgage-backed security prepayments at those lower rates. At this point in the rate

                                                           F.N.B. CORPORATION 49

F.N.B CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION

cycle, the ALCO does not feel substantially lower rates are probable. As discussed under the "Net Interest Income" section, the lower interest rates during 2003 resulted in the refinancing of certain loans and the prepayment of certain securities. The replacement of those instruments has effectively lengthened the duration of assets somewhat. In addition, there has been a significant movement of deposit balances from time deposits to non-maturity deposits. This movement reflects depositors' preference for liquidity during periods of low interest rates. These combined balance sheet changes have made substantially higher interest rates less beneficial to net interest income.

     The preceding measures assumed no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. While these measures are within the limits set forth in the Corporation's Asset/Liability Policy, the ALCO is evaluating strategies to position itself better for an environment with substantially higher interest rates.

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

     Changes in the interest rate environment can cause significant fluctuations in the market value of mortgage loans originated for resale in the secondary market. The Corporation began utilizing forward loan commitments on mortgage loans in 2002 to offset the risk of decreases in the market values of the loans as a result of increases in interest rates. At December 31, 2003, the Corporation had $5.2 million in forward sales agreements.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF-BALANCE SHEET ARRANGEMENTS

     The following table sets forth contractual obligations of the Corporation, which represent required and potential cash outflows as of December 31, 2003 (in thousands):

                                             WITHIN           ONE TO           THREE TO         AFTER
                                            ONE YEAR        THREE YEARS       FIVE YEARS      FIVE YEARS         TOTAL
                                         --------------   ---------------    ------------    ------------    --------------
Operating leases                         $        3,522   $         5,265    $      3,416    $     22,014    $       34,217
Long-term debt                                   42,248           255,851         184,683         373,026           855,808
                                         --------------   ---------------    ------------    ------------    --------------
Total contractual obligations            $       45,770   $       261,116    $    188,099    $    395,040    $      890,025
                                         ==============   ===============    ============    ============    ==============

     The following table sets forth the amounts and expected maturities of commitments to extend credit and other off-balance sheet items as of December 31, 2003 (in thousands):

                                             WITHIN           ONE TO           THREE TO         AFTER
                                            ONE YEAR        THREE YEARS       FIVE YEARS      FIVE YEARS         TOTAL
                                         --------------   ---------------    ------------    ------------    --------------
Commitments to extend credit             $    1,028,940   $       197,313    $     11,733    $     71,855    $    1,309,841
Standby letters of credit                        53,059            15,068          12,406           2,810            83,343
Commitments to sell mortgage loans                5,166                                                               5,166
                                         --------------   ---------------    ------------    ------------    --------------
                                         $    1,087,165   $       212,381    $     24,139    $     74,665   $     1,398,350
                                         ==============   ===============    ============    ============    ==============

     Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that the borrower has the ability to draw upon these commitments at any time and these commitments often expire without being drawn upon.



F.N.B. CORPORATION 50

                                              F.N.B CORPORATION AND SUBSIDIARIES

                                                         MANAGEMENT'S DISCUSSION

RESULTS OF OPERATIONS
YEAR ENDED DECEMBER 31, 2002

     Net income increased 19.5% to $63.3 million in 2002. Diluted earnings per share were $1.35 and $1.17 for 2002 and 2001, respectively. Diluted earnings for those same periods were reduced $0.65 and $0.12 per share, respectively, due to pre-tax merger expenses of $42.4 million and $8.0 million, respectively. The results for 2002 include merger costs associated with the Promistar Financial Corporation (Promistar) and Central Bank Shares (Central) mergers of $41.4 million and $413,000, respectively. These expenses were primarily involuntary separation costs associated with terminated employees, early retirement and other employee related expenses, professional fees and data processing conversion charges.

     The Corporation's return on average assets was .93% for 2002 compared to ..84% for 2001, while the Corporation's return on average equity was 10.97% for 2002 and 9.81% for 2001.

     Net interest income, on a fully taxable equivalent basis, increased by 11.8% to $286.8 million. Net interest income consisted of interest income of $432.4 million and interest expense of $145.7 million in 2002 compared to $456.9 million and $200.3 million for each, respectively, in 2001. The Corporation's net interest margin increased 26 basis points to 4.70% in 2002.

     Interest income on loans, on a fully taxable equivalent basis, decreased 4.1% to $376.2 million in 2002. This decrease occurred despite favorable loan volumes as average loans increased by $383.7 million.

     Interest expense on deposits decreased $53.0 million or 31.7% in 2002 while average interest bearing deposits increased $191.9 million. The average balance in interest bearing demand and savings deposits increased $216.8 million and $54.4 million, respectively, while time deposits decreased $79.4 million during 2002. The Corporation continued to successfully generate non-interest bearing deposits as such deposits increased by $136.7 million or 18.4% in 2002. Interest expense on short-term borrowings decreased by $4.1 million and the interest rate paid decreased by 145 basis points in 2002. Interest expense on long-term debt increased $2.5 million in 2002 due to a $75.0 million increase in average long-term debt. The increase in long-term debt was a result of the Corporation's use of low cost FHLB advances to fund the purchase of certain investment securities and mortgage loans. The interest rates on these advances ranged from 2.43% to 3.46%.

     The provision for loan losses decreased 38.8% to $19.1 million in 2002. This decrease was influenced by the level of net charge-offs and provisions taken by Promistar prior to its acquisition by the Corporation.

     Total non-interest income increased 20.9% to $120.9 million in 2002. Exclusive of gains on the sale of securities, non-interest income increased by 21.2%. Insurance premiums, commissions and fees increased 8.4% to $34.2 million in 2002. Service charges increased 30.1% during 2002. Income from wealth management services increased $3.2 million or 25.4% to $16.0 million during 2002. The Corporation's insurance commissions from worker's compensation, provided specifically to employee leasing companies, have declined and are not expected to return to historical levels as insurance carriers have discontinued providing coverage to this market segment. During 2002, the Corporation recognized insurance commissions totaling $2.8 million for this line of business. Other non-interest income increased $4.2 million. This included a gain of $1.8 million on the exchange of a portfolio investment resulting from a business combination and income on an additional investment of $57.6 million in Bank Owned Life Insurance.

     Total non-interest expense increased by $46.6 million to $289.4 million in 2002. During 2002, the Corporation recorded merger costs associated with the Promistar and Central mergers of $41.4 million and $413,000, respectively. These expenses were primarily involuntary separation costs associated with terminated employees, early retirement and other employment related expenses, professional fees and data processing conversion charges. In addition, the Corporation recognized $510,000 in costs relating to the consolidation of Metropolitan National Bank into First National Bank of Pennsylvania.

     Salary and employee benefits increased 11.7% to $135.2 million in 2002. This was due to increased pension costs and the acquisitions of Central and First National Bank of Herminie, a bank acquired by Promistar in August of 2001. Other non-interest expenses includes a pre-payment penalty of $1.6 million incurred by the Corporation in connection with the early retirement of $15.0 million of high-cost debt with the FHLB.

     The Corporation's income tax expense was $30.1 million for 2002 compared to $23.0 million for 2001. The 2002 effective tax rate of 32.2% was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income. Additional information relating to income taxes is furnished in the Notes to Consolidated Financial Statements.

                                                           F.N.B. CORPORATION 51

F.N.B CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION

FINANCIAL CONDITION
LENDING ACTIVITY

     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation's primary market area of southwest Florida, western and central Pennsylvania and northeastern Ohio. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.

     Following is a summary of loans (in thousands):

                                     PRO FORMA
December 31                             2003             2003            2002            2001           2000             1999
-----------                             ----             ----            ----            ----           ----             ----
Real estate:
   Residential                      $  1,348,399    $    2,159,116   $  1,940,073    $  1,777,403   $  1,706,462    $   1,615,137
   Commercial                            766,967         1,790,458      1,465,903       1,282,944      1,110,833        1,113,281
   Construction                           40,795           352,061        287,560         227,868        220,754          134,184
Installment loans to individuals         676,630           754,290        882,908         774,932        832,904          779,485
Commercial, financial and
   agricultural                          440,775           661,691        620,489         672,639        610,194          579,724
Lease financing                           17,277            23,309         63,901         128,712        204,187          254,252
Unearned income                          (31,646)          (32,346)       (40,330)        (50,063)       (70,554)         (76,591)
                                    ------------    --------------   ------------    ------------   ------------    -------------
                                    $  3,259,197    $    5,708,579   $  5,220,504    $  4,814,435   $  4,614,780    $   4,399,472
                                    ============    ==============   ============    ============   ============    =============

     The Corporation continued to experience strong loan growth as total loans excluding unearned income increased $480.0 million or 9.1% to $5.7 billion at December 31, 2003. The loan growth was driven by the Corporation's focus on growing commercial and real estate loans which contributed to a strong growth of $649.3 million or 15.1% as depicted in the real estate and commercial, financial and agricultural categories. Included in this growth was the SEB loan portfolio which totaled $169.7 million at the acquisition date. Installment loans to individuals and lease financing decreased $128.6 million or 14.6% and $40.6 million or 63.5%, respectively, as the Corporation ceased to originate automobile leases in 2000 and continues to deemphasize its presence in the indirect lending business.

     The Corporation's loan portfolio is well-diversified with a significant portion of the portfolio being made up of loans secured by real estate. Residential, commercial and construction loans secured by real estate accounted for 75.4% of the loan portfolio. Historically, these relationships experienced the fewest loan losses as compared to any other category of loan.

     As of December 31, 2003 no concentrations of loans exceeding 10% of total loans existed which were not disclosed as a separate category of loans.

     Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal (in thousands):

                                                     WITHIN            ONE TO          AFTER
December 31, 2003                                   ONE YEAR         FIVE YEARS      FIVE YEARS          TOTAL
-----------------                                  -----------       ----------     ------------     --------------
Commercial, financial and agricultural             $    65,801       $  258,583     $    337,307     $      661,691
Real estate - construction                             224,549           80,857           46,655            352,061
                                                   -----------       ----------     ------------     --------------
                                                   $   290,350       $  339,440     $    383,962     $    1,013,752
                                                   ===========       ==========     ============     ==============

     The total amount of the above loans due after one year includes $574.3 million with floating or adjustable rates of interest and $149.1 million with fixed rates of interest.

NON-PERFORMING LOANS

     Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued.

     Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

F.N.B. CORPORATION 52

                                              F.N.B CORPORATION AND SUBSIDIARIES

                                                         MANAGEMENT'S DISCUSSION

     Following is a summary of non-performing loans (dollars in thousands):

                                     PRO FORMA
December 31                             2003           2003           2002           2001           2000           1999
-----------                             ----           ----           ----           ----           ----           ----
Non-accrual loans                   $    22,449     $  27,970     $    22,294      $  21,350     $  21,478      $    18,257
Restructured loans                        5,719         5,719           5,915          5,578         3,020            3,772
                                    -----------     ---------     -----------      ---------     ---------      -----------
                                    $    28,168     $  33,689     $    28,209      $  26,928     $  24,498      $    22,029
                                    ===========     =========     ===========      =========     =========      ===========
Non-performing loans as a
   percentage of total loans                .86%          .59%            .54%           .56%          .53%             .50%

     Following is a summary of the amounts of contractual interest income and actual interest income recorded on non-accrual and restructured loans (in thousands):

                                     PRO FORMA
Year Ended December 31                  2003           2003           2002           2001           2000           1999
----------------------                  ----           ----           ----           ----           ----           ----
Gross interest income:
   In accordance with their
     original terms                 $     2,894     $   3,413     $     3,059      $   2,294     $   2,947      $     2,445
   Interest income recorded
     during the year                      1,590         1,855           1,405          1,083           964              908

     Following is a summary of loans 90 days or more past due, on which interest accruals continue (dollars in thousands):

                                     PRO FORMA
December 31                             2003           2003           2002           2001           2000           1999
-----------                             ----           ----           ----           ----           ----           ----
Loans 90 days or more past due      $     5,100     $   5,263     $     7,186      $   5,993     $   5,383      $     5,445
As a percentage of total loans              .16%          .09%            .14%           .12%          .12%             .12%

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses consists of an allocated and an unallocated component. Management's analysis of the allocated portion of the allowance for loan losses includes the evaluation of the loan portfolio based upon the Corporation's internal loan grading system, evaluation of portfolio industry concentrations and the historical loss experience of the remaining balances of the various homogeneous loan pools which comprise the loan portfolio. Specific factors used in the internal loan grading system include the previous loan loss experience with the customer, the status of past due interest and principal payments on the loan, the collateral position and residual value of the loan, the quality of financial information supplied by the borrower and the general financial condition of the borrower.

     The unallocated portion of the allowance is determined based on management's assessment of historical loss on the remaining portfolio segments in conjunction with the current status of economic conditions, loan loss trends, delinquency and non-accrual trends, credit administration, portfolio growth, concentrations of credit risk and other factors, including regulatory guidance. This determination inherently involves a higher degree of uncertainty and considers current risk factors that may not have yet occurred in the Corporation's historical loss factors used to determine the allocated component of the allowance, and it recognizes that knowledge of the portfolio may be incomplete.

     The Corporation strives to minimize credit losses by utilizing credit approval standards, diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio.

     The Corporation has allocated the allowance according to the amount deemed to be reasonably necessary to provide for the possibility of losses being incurred within each of the

                                                           F.N.B. CORPORATION 53

F.N.B. CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION

categories of loans shown in the table below. Management's allocation considers amounts necessary for concentrations and changes in portfolio mix and volume. The allocation of the allowance should not be interpreted as an indication that loan losses in future years will occur in the same proportions or that the allocation indicates future loan loss trends.


Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

                                       % OF                 % OF                  % OF                 % OF                 % OF
                                       LOANS                LOANS                 LOANS                LOANS               LOANS
                                      IN EACH              IN EACH               IN EACH              IN EACH             IN EACH
                                      CATEGORY             CATEGORY              CATEGORY            CATEGORY             CATEGORY
                                      TO TOTAL             TO TOTAL              TO TOTAL            TO TOTAL             TO TOTAL
Year Ended December 31        2003     LOANS      2002      LOANS      2001       LOANS      2000     LOANS       1999      LOANS
----------------------      -------   --------   -------   --------   -------    --------  -------   --------   -------   --------
Commercial, financial and
   agricultural             $21,320      12%     $14,817      12%     $11,018       14%    $ 9,437      13%     $10,497      13%
Real estate - construction      670       6          322       6          316        5         437       5          475       3
Real estate - mortgage       19,047      69       18,113      65       18,559       64      16,953      61       14,195      62
Installment loans to
   individuals               27,104      13       22,226      16       16,353       15      13,225      18       12,136      18
Lease financing               2,439                3,209       1        5,319        2       1,093       3          847       4
Unallocated portion           3,663                9,719               13,494               15,979               14,701
                            -------     ---      -------     ---      -------      ---     -------     ---      -------     ---
                            $74,243     100%     $68,406     100%     $65,059      100%    $57,124     100%     $52,851     100%
                            =======     ===      =======     ===      =======      ===     =======     ===      =======     ===

Following is a summary of changes in the allowance for loan losses (dollars in thousands):

                                              PRO FORMA
            Year Ended December 31              2003         2003         2002         2001         2000         1999
            ----------------------            ---------    --------     --------     --------     --------     --------
Balance at beginning of year                  $ 46,984     $ 68,406     $ 65,059     $ 57,124     $ 52,851     $ 46,463
Addition due to acquisitions                                  2,506        1,389        3,400          767        2,813
Charge-offs:
   Real estate - mortgage                         (570)        (643)        (955)      (4,649)      (2,967)      (2,375)
   Installment loans to individuals            (15,770)     (17,359)     (14,192)     (12,685)     (10,343)      (8,887)
   Lease financing                              (1,457)      (3,838)      (3,934)      (3,270)      (1,867)        (632)
   Commercial, financial and agricultural       (2,447)      (2,983)      (2,882)      (8,886)      (2,200)      (2,892)
                                              --------     --------     --------     --------     --------     --------
                                               (20,244)     (24,823)     (21,963)     (29,490)     (17,377)     (14,786)
                                              --------     --------     --------     --------     --------     --------
Recoveries:
   Real estate - mortgage                           53           54          136          255          882          579
   Installment loans to individuals              1,482        1,879        2,055        1,671        1,463        1,470
   Lease financing                                 204          725          704          448          220           80
   Commercial, financial and agricultural          505        1,157        1,932          456          336          456
                                              --------     --------     --------     --------     --------     --------
                                                 2,244        3,815        4,827        2,830        2,901        2,585
                                              --------     --------     --------     --------     --------     --------
Net charge-offs                                (18,000)     (21,008)     (17,136)     (26,660)     (14,476)     (12,201)
Provision for loan losses                       17,155       24,339       19,094       31,195       17,982       15,776
                                              --------     --------     --------     --------     --------     --------
Balance at end of year                        $ 46,139     $ 74,243     $ 68,406     $ 65,059     $ 57,124     $ 52,851
                                              --------     --------     --------     --------     --------     --------
Net charge-offs as a percent of
     average loans, net of unearned income         .55%         .38%         .34%         .57%         .32%         .30%
Allowance for loan losses as a percent
     of total loans, net of unearned income       1.42         1.30         1.31         1.35         1.24         1.20
Allowance for loan losses as a
     percent of non-performing loans            163.80       220.38       242.50       241.60       233.18       239.92

F.N.B. CORPORATION 54

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                                         MANAGEMENT'S DISCUSSION

         The provision for loan losses charged to operations is a direct result of management's analysis of the adequacy of the allowance for loan losses which takes into consideration factors, including qualitative factors, relevant to the collectibility of the existing portfolio. The provision for loan losses increased from $19.1 million in 2002 to $24.3 million in 2003.

         Charge-offs reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses. Loans charged off in 2003 increased $2.9 million to $24.8 million. Net charge-offs as a percent of average loans increased to .38% in 2003 as compared to .34% in 2002. Loans charged off in 2002 decreased $7.5 million as compared to 2001. Loans charged off in 2001 increased $12.1 million over 2000. The 2001 provision for loan losses was significantly influenced by the level of net charge-offs taken by Promistar prior to its acquisition by the Corporation. The weak economy in central Pennsylvania, which existed in 2001, and the overall economic climate subsequent to September 11 resulted in deterioration in the credit quality of several significant commercial loans. In addition, Promistar began to experience credit quality deterioration within the indirect consumer auto loan portfolio as loan loss and delinquency trends increased. As a result, Promistar charged-off $14.2 million in loans and recorded a provision for loan losses of $18.3 million during 2001.

INVESTMENT ACTIVITY

         Investment activities serve to enhance overall yield on earning assets while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to retain until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair market value.

         During 2003, securities available for sale increased by $615.8 million and securities held to maturity decreased by $12.9 million from December 31, 2002.

         The following table indicates the respective maturities and weighted average yields of securities as of December 31, 2003 (dollars in thousands):

                                                                         WEIGHTED
                                                                          AMOUNT   AVERAGE YIELD
                                                                        ---------- -------------
U.S. Treasury and other U.S. Government agencies and corporations:
   Maturing within one year                                             $   25,318      5.72%
   Maturing after one year within five years                               217,462      3.47
   Maturing after five years within ten years                               20,653      4.18
   Maturing after ten years                                                  1,824      3.84

States of the U.S. and political subdivisions:
   Maturing within one year                                                  6,861      5.98%
   Maturing after one year within five years                                44,276      5.91
   Maturing after five years within ten years                               68,492      6.02
   Maturing after ten years                                                 18,772      6.88

Other debt securities:
   Maturing within one year                                                  2,775      4.69%
   Maturing after one year within five years                                 3,405      5.62
   Maturing after five years within ten years                                  527      6.98
   Maturing after ten years                                                 49,243      7.75

Mortgage-backed securities of U.S. Government agencies                   1,150,760      4.60%
Equity securities                                                           67,663      3.31
                                                                        ----------
                                                                        $1,678,031      4.63
                                                                        ----------

The weighted average yields for tax exempt securities are computed on a tax equivalent basis.

                                                           F.N.B. CORPORATION 55

F.N.B. CORPORATION AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION

DEPOSITS AND SHORT-TERM BORROWINGS

         As a commercial bank holding company, the Corporation's primary source of funds is its deposits. Those deposits are provided by businesses and individuals located within the markets served by the Corporation's subsidiaries.

         Total deposits increased 13.5% to $6.2 billion in 2003. This increase was due to a $551.8 million or 23.9% increase in savings and interest checking accounts and a $120.5 million or 13.0% increase in non-interest bearing deposit accounts. Time deposits increased by $61.0 million or 2.8%.

         Short-term borrowings, made up of repurchase agreements, federal funds purchased, FHLB advances, subordinated notes and other short-term borrowings, increased by $71.2 million in 2003 to $587.0 million.

         Repurchase agreements are the largest component of short-term borrowings. At December 31, 2003, repurchase agreements represented 56.1% of total short-term borrowings.

Following is a summary of selected information on repurchase agreements (dollars in thousands):

            December 31                  2003        2002        2001
            -----------                --------    --------    --------
Balance at end of year                 $329,495    $274,266    $232,952
Maximum month-end balance               347,848     293,446     233,953
Average balance during the year         315,769     252,004     215,765

Weighted average interest rates:
   At end of year                           .57%        .92%       1.58%
   During the year                          .71%       1.29%       3.09%

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

         Capital management is a continuous process. Both the Corporation and its banking affiliates are subject to various regulatory capital requirements administered by the federal banking agencies. (See the "Regulatory Matters" section in the Notes to Consolidated Financial Statements). Stockholders' equity has increased through earnings retention by $15.9 million, $25.8 million and $20.7 million in 2003, 2002 and 2001, respectively. Book value per share was $13.10 at December 31, 2003 compared to $12.93 at December 31, 2002. The Corporation issues shares, which were initially acquired through the acquisition of treasury shares, in connection with its various benefit plans.

F.N.B. CORPORATION 56

                                             F.N.B. CORPORATION AND SUBSIDIARIES

                                                         MANAGEMENT'S DISCUSSION

         The following table summarizes capital ratios as of December 31, 2003 for the Corporation on both a historical and pro forma basis (dollars in thousands):

                                                                    WELL CAPITALIZED       MINIMUM CAPITAL
                                                  ACTUAL              REQUIREMENTS           REQUIREMENTS
                                            -------------------    -------------------    -------------------
                                             AMOUNT     RATIO       AMOUNT      RATIO      AMOUNT     RATIO
                                            --------   --------    --------   --------    --------   --------
TOTAL CAPITAL (TO RISK-WEIGHTED ASSETS):
   Historical                               $640,697       10.9%   $587,226       10.0%   $469,781        8.0%
   Pro forma                                 373,270       11.5     324,588       10.0     259,670        8.0

TIER 1 CAPITAL (TO RISK-WEIGHTED ASSETS):
   Historical                               $537,916        9.2%   $352,336        6.0%   $234,891        4.0%
   Pro forma                                 272,763        8.4     194,753        6.0     129,835        4.0

TIER 1 CAPITAL (TO AVERAGE ASSETS):
   Historical                               $537,916        6.7%   $401,246        5.0%   $320,997        4.0%
   Pro forma                                 272,763        6.0     226,494        5.0     181,195        4.0

         As of December 31, 2003, the Corporation's pro forma total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and tier 1 capital to average assets were 11.5%, 8.4% and 6.0%, respectively. These ratios are above the well capitalized and minimum capital requirements noted in the above table.

                                                           F.N.B. CORPORATION 57

F.N.B. CORPORATION AND SUBSIDIARIES

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

INFORMATION AS TO STOCK PRICES AND DIVIDENDS

         Effective December 17, 2003, the Corporation's common stock trades on the New York Stock Exchange (NYSE) under the symbol "FNB." Prior to that date, the Corporation's common stock traded on the Nasdaq Stock Market (Nasdaq) under the symbol "FBAN." The accompanying table shows the range of the high and low bid prices per share of the common stock as reported by the NYSE and Nasdaq. Also included in the table are dividends per share paid on the outstanding common stock.

         Stock prices and dividend figures have been adjusted to reflect the 5% stock dividends declared on April 28, 2003 and May 6, 2002. As of February 13, 2004, there were 11,208 holders of record of common stock.

Quarter Ended 2003                     LOW        HIGH         DIVIDENDS
                                    --------    --------       ---------
March 31                            $  25.52    $  27.62        $  .21
June 30                                27.20       31.04           .24
September 30                           29.35       35.08           .24
December 31                            31.68       35.48           .24

Quarter Ended 2002                     LOW        HIGH         DIVIDENDS
                                    --------    --------       ---------
March 31                            $  23.31    $  27.49        $  .18
June 30                                24.89       29.65           .21
September 30                           23.53       27.76           .21
December 31                            24.64       26.35           .21

F.N.B. CORPORATION 58

CORPORATE HEADQUARTERS

F.N.B. Corporation
One F.N.B. Boulevard
Hermitage, Pennsylvania 16148
Telephone: (724)981-6000
Web Site: www.fnbcorporation.com

ANNUAL MEETING

The Annual Meeting of Shareholders will be held on Wednesday, May 12, 2004, at 4 p.m. at the Howard Miller Student Center, Thiel College, in Greenville, PA.

INTERNET INFORMATION

Information on F.N.B. Corporation's financial results, acquisitions, and its products and services is available on the Internet at www.fnbcorporation.com

FINANCIAL INFORMATION

The Annual Report on Form 10-K is filed with the Securities and Exchange Commission (SEC). Copies of this document and other filings, including exhibits thereto, may be obtained electronically at the SEC's home page at www.sec.gov or at F.N.B.'s home page at www.fnbcorporation.com

QUARTERLY REPORTS

Quarterly earnings release dates for 2004 are January 22, April 21, July 21 and October 20. Results are released to the press and then posted on F.N.B. Corporation's Web Site. Quarterly reports also are mailed to shareholders on request. Shareholders may request reports at any time.

DIVIDEND PAYMENT DATES

F.N.B. Corporation pays regular quarterly cash dividends in March, June, September and December.

ANNUAL REPORT

To order additional copies of the 2003 Annual Report, please contact the F.N.B. Corporation Marketing Department at One F.N.B. Boulevard, Hermitage, PA 16148.
Telephone: (724)983-3430 Fax: (724)983-3309

COMMON STOCK INFORMATION AT DECEMBER 31, 2003

Shares issued                         46,354,673
Shares outstanding                    46,313,909
Treasury shares                           40,764
Number of shareholders of record          11,290
Closing market price per share       $     35.45
Book value per share                 $     13.10
Stock exchange                              NYSE
Stock symbol                                 FNB

DIVIDEND REINVESTMENT PLAN

F.N.B. Corporation offers a Dividend Reinvestment Plan that allows shareholders to reinvest their dividends in additional company common stock at the prevailing market price. A prospectus and an enrollment form may be obtained upon request by visiting our Web Site at www.fnbcorporation.com , by phoning Shareholder Services at (888)441-4362, or by writing to Shareholder Services, P.O. Box 11929, Naples, FL 34101-1929.

BOARD OF DIRECTORS

William B. Campbell
Henry M. Ekker
Robert B. Goldstein
Stephen J. Gurgovits
Peter Mortensen
Harry F. Radcliffe
John W. Rose
William J. Strimbu
Earl K. Wahl, Jr.
Archie O. Wallace
R. Benjamin Wiley

CORPORATE OFFICERS

Stephen J. Gurgovits, President and CEO
Brian F. Lilly, Chief Financial Officer
Gale E. Wurster, Vice President
David B. Mogle, Secretary and Treasurer
Tito L. Lima, Controller
James G. Orie, Chief Legal Officer

PRINCIPAL SUBSIDIARIES

First National Bank of Pennsylvania
First National Trust Company
First National Investment Services Company
F.N.B. Investment Advisors, Inc.
First National Insurance Agency, Inc.
Regency Finance Company

[F.N.B. CORPORATION LOGO]

F.N.B. Corporation
F.N.B. Corporation
One F.N.B. Boulevard
Hermitage, PA 16148

www.fnbcorporation.com