Form 10-Q
period 2004-03-31
FNB CORP/FL/
filed 2004-05-10
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2004

                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________to________

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

Yes   X      No
     ---         ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes   X      No
     ---         ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                                   Outstanding at April 30, 2004
           -----                                   -----------------------------

Common Stock, $0.01 Par Value                           46,283,476 Shares
-----------------------------                           -----------------

F.N.B. CORPORATION
FORM 10-Q
March 31, 2004
INDEX

                                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets                                                               2
        Consolidated Statements of Income                                                         3
        Consolidated Statements of Cash Flows                                                     5
        Consolidated Statement of Stockholders' Equity                                            6
        Notes to Consolidated Financial Statements                                                7
        Independent Accountants' Review Report                                                   17

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                                18

Item 3. Quantitative and Qualitative Disclosures About Market Risk                               29

Item 4. Controls and Procedures                                                                  29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                                        30

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities         30

Item 3. Defaults Upon Senior Securities                                                          30

Item 4. Submission of Matters to a Vote of Security Holders                                      30

Item 5. Other Information                                                                        31

Item 6. Exhibits and Reports on Form 8-K                                                         31

Signatures                                                                                       32

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS, EXCEPT PAR VALUES

                                                                                    MARCH 31,           DECEMBER 31,
                                                                                      2004                  2003
                                                                                   ----------           ------------
                                                                                    UNAUDITED
                                                                                   ----------
ASSETS
Cash and due from banks                                                            $   90,889            $  105,160
Interest bearing deposits with banks                                                      440                 1,152
Mortgage loans held for sale                                                            2,865                 1,435
Securities available for sale                                                         983,941               878,667
Securities held to maturity (fair
  value of $35,428 and $24,823)                                                        34,242                24,030
Loans, net of unearned income of $29,720 and $31,646                                3,240,065             3,259,197
Allowance for loan losses                                                             (46,227)              (46,139)
                                                                                   ----------            ----------
    NET LOANS                                                                       3,193,838             3,213,058
                                                                                   ----------            ----------

Premises and equipment                                                                 77,466                79,618
Goodwill                                                                               28,940                28,710
Other assets                                                                          222,815               225,344
Assets of discontinued operations                                                          --             3,751,136
                                                                                   ----------            ----------
    TOTAL ASSETS                                                                   $4,635,436            $8,308,310
                                                                                   ==========            ==========
LIABILITIES
Deposits:
  Non-interest bearing                                                             $  572,016            $  592,795
  Interest bearing                                                                  2,741,365             2,846,715
                                                                                   ----------            ----------
    TOTAL DEPOSITS                                                                  3,313,381             3,439,510

Other liabilities                                                                      65,162                58,096
Short-term borrowings                                                                 404,338               232,966
Long-term debt                                                                        602,511               584,808
Liabilities of discontinued operations                                                     --             3,386,021
                                                                                   ----------            ----------
    TOTAL LIABILITIES                                                               4,385,392             7,701,401
                                                                                   ----------            ----------
STOCKHOLDERS' EQUITY
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 46,354,632 and 46,354,673 shares                                               464                   464
Additional paid-in capital                                                            222,846               586,009
Retained earnings                                                                      15,096                11,532
Accumulated other comprehensive income                                                 15,228                10,251
Deferred stock compensation                                                            (2,049)                   --
Treasury stock - 70,406 and 40,764 shares at cost                                      (1,541)               (1,347)
                                                                                   ----------            ----------
    TOTAL STOCKHOLDERS' EQUITY                                                        250,044               606,909
                                                                                   ----------            ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $4,635,436            $8,308,310
                                                                                   ==========            ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
UNAUDITED

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         -----------------
                                          2004       2003
                                         -------   -------
INTEREST INCOME
Loans, including fees                    $51,595   $57,780
Securities:
  Taxable                                  9,495     7,267
  Nontaxable                                 570     1,083
  Dividends                                  314       413
Other                                          2         4
                                         -------   -------
    TOTAL INTEREST INCOME                 61,976    66,547
                                         -------   -------
INTEREST EXPENSE
Deposits                                  12,427    15,028
Short-term borrowings                      1,111     1,541
Long-term debt                             6,233     4,825
                                         -------   -------
    TOTAL INTEREST EXPENSE                19,771    21,394
                                         -------   -------
    NET INTEREST INCOME                   42,205    45,153
Provision for loan losses                  4,622     4,127
                                         -------   -------
    NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES           37,583    41,026
                                         -------   -------

NON-INTEREST INCOME
Service charges                            8,056     8,425
Insurance commissions and fees             2,406     2,386
Securities commissions and fees            1,341     1,041
Trust                                      1,873     1,769
Gain on sale of securities                   445       382
Gain on sale of loans                        267       782
Gain on sale of branches                   4,135        --
Other                                      2,246     2,147
                                         -------   -------
    TOTAL NON-INTEREST INCOME             20,769    16,932
                                         -------   -------
                                          58,352    57,958
                                         -------   -------
NON-INTEREST EXPENSE
Salaries and employee benefits            18,254    20,001
Net occupancy                              2,714     2,909
Equipment                                  3,018     3,627
Other                                     10,625    10,752
                                         -------   -------
    TOTAL NON-INTEREST EXPENSE            34,611    37,289
                                         -------   -------
    INCOME BEFORE INCOME TAXES            23,741    20,669
Income taxes                               7,519     6,060
                                         -------   -------
    INCOME FROM CONTINUING OPERATIONS     16,222    14,609
Earnings from discontinued operations,
  net of taxes of $4,388                      --     8,719
                                         -------   -------
    NET INCOME                           $16,222   $23,328
                                         =======   =======

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
UNAUDITED

                                  THREE MONTHS ENDED
                                       MARCH 31,
                                  -------------------
                                      2004       2003
                                  --------   --------
NET INCOME PER COMMON SHARE:
  Basic:
    Continuing operations         $    .35   $    .32
    Discontinued operations             --        .19
                                  --------   --------
                                  $    .35   $    .51
                                  ========   ========

  Diluted:
    Continuing operations         $    .34   $    .31
    Discontinued operations             --        .19
                                  --------   --------
                                  $    .34   $    .50
                                  ========   ========

CASH DIVIDENDS PER COMMON SHARE   $    .23   $    .21
                                  ========   ========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

DOLLARS IN THOUSANDS
UNAUDITED

                                                       THREE MONTHS ENDED
                                                     ----------------------
                                                            MARCH 31,
                                                     ----------------------
                                                       2004         2003
                                                     ---------    ---------
OPERATING ACTIVITIES
Net income from continuing operations                $  16,222    $  14,609
Net income from discontinued operations                     --        8,719
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                        2,787        3,776
    Provision for loan losses                            4,622        4,127
    Deferred taxes                                       1,952        2,221
    Net gain on sale of securities                        (445)        (382)
    Net gain on sale of loans                             (267)        (782)
    Proceeds from sale of loans                         27,018       38,255
    Loans originated for sale                          (28,181)     (32,057)
    Net change in:
      Interest receivable                                   (3)      (2,095)
      Interest payable                                  (6,066)        (238)
    Other, net                                          15,353      (33,760)
                                                     ---------    ---------
      Net cash flows from operating activities          32,992        2,393
                                                     ---------    ---------
INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                     712         (169)
  Loans                                                 14,567       47,986
  Bank Owned Life Insurance                             (6,793)          --
Securities available for sale:
  Purchases                                           (157,410)    (275,957)
  Sales                                                  3,993       75,603
  Maturities                                            58,147       70,806
Securities held to maturity:
  Purchases                                            (12,185)          --
  Maturities                                             1,955          678
Increase in premises and equipment                        (247)        (853)
Cash paid in purchase business combinations,
  net of cash acquired                                      --     (150,200)
                                                     ---------    ---------
      Net cash flows from investing activities         (97,261)    (232,106)
                                                     ---------    ---------
FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW      (101,293)      18,880
  Time deposits                                        (24,836)     (18,323)
  Short-term borrowings                                171,372       63,569
Increase in long-term debt                              21,582      157,999
Decrease in long-term debt                              (3,879)      (9,918)
Purchase of treasury stock                              (9,000)      (8,147)
Issuance of treasury stock                               6,664        6,944
Cash dividends paid                                    (10,612)      (9,688)
                                                     ---------    ---------
      Net cash flows from financing activities          49,998      201,316
                                                     ---------    ---------
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS     (14,271)     (28,397)
Cash and due from banks at beginning of period         105,160      129,443
                                                     ---------    ---------
CASH AND DUE FROM BANKS AT END OF PERIOD             $  90,889    $ 101,046
                                                     =========    =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DOLLARS IN THOUSANDS
UNAUDITED

                                                                                  Accumulated
                                                                                     Other
                                      Compre-             Additional                Compre-         Deferred
                                      hensive    Common     Paid-In    Retained     hensive           Stock        Treasury
                                      Income     Stock      Capital    Earnings     Income     Compensation         Stock
                                      -------    ------   ----------   --------     -------    ------------------  --------
Balance at December 31, 2003                     $  464   $  586,009   $ 11,532     $10,251                        $ (1,347)
Net income                            $16,222                            16,222
Change in other comprehensive
  income                                6,874                                         6,874
                                      -------
Comprehensive income                  $23,096
                                      =======
Cash dividends declared -

  $0.23 per share                                                       (10,612)
Purchase of common stock                                                                                             (9,000)
Issuance of common stock                                          55     (2,046)                                      8,806
Change in deferred stock
  compensation                                                                                     $(2,049)
Spin-off of Florida operations                              (363,218)                (1,897)
                                                 ------   ----------   --------     -------        -------         --------
Balance at March 31, 2004                        $  464   $  222,846   $ 15,096     $15,228        $(2,049)        $ (1,541)
                                                 ======   ==========   ========     =======        =======         ========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2004

BUSINESS

      F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation owns and operates First National Bank of Pennsylvania, First National Trust Company, First National Investment Services Company, F.N.B. Investment Advisors, Inc., First National Insurance Agency, Inc. and Regency Finance Company. It has full service banking offices located in Pennsylvania and Ohio and consumer finance operations in Pennsylvania, Ohio and Tennessee.

BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries. The Corporation's consolidated financial statements have historically included subsidiaries in which the Corporation has a controlling financial interest. This requirement has been applied to subsidiaries in which the Corporation has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. In accordance with Financial Accounting Standards Board Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Corporation considers a voting rights entity to be a subsidiary and consolidates it if the Corporation has a controlling financial interest in the entity. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity's expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary). All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior years' financial statements to conform to the current year's presentation.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

DISCONTINUED OPERATIONS

      On January 1, 2004, the Corporation completed the spin-off of its Florida operations into a separate, publicly traded company known as First National Bankshares of Florida, Inc. (Bankshares). Effective January 1, 2004, the Corporation transferred all of its Florida operations to Bankshares. At the same time, the Corporation distributed all of the outstanding stock of Bankshares to the Corporation's shareholders of record as of December 26, 2003. Shareholders eligible for the distribution received one share of Bankshares common stock for each outstanding share of the Corporation's common stock held. Immediately following the distribution, the Corporation and its subsidiaries did not own any shares of Bankshares common stock and Bankshares became an independent public company.

      The Corporation incurred approximately $49.7 million, including $10.5 million incurred by Bankshares, in restructuring expense during 2003 directly attributable to the spin-off of Bankshares. These expenses consisted of a prepayment penalty for refinancing Federal Home Loan Bank (FHLB) debt, early retirement expenses, involuntary separation costs, professional fees and miscellaneous other expenses. As of December 31, 2003, a liability of $12.3 million remained in connection with these expenses. This liability has been reduced during the first quarter of 2004 as follows (in thousands):

Liability at December 31, 2003                        $   12,290
Liability at Bankshares                                   (5,200)
Reduction in liability:
  Early retirement expenses and involuntary
    separation costs                                        (985)
  Professional fees                                         (308)
  Fixed asset and miscellaneous other expenses              (421)
                                                      ----------
Liability at March 31, 2004                           $    5,376
                                                      ==========

      This remaining liability of $5.4 million consists of $5.2 million in early retirement expenses and involuntary separation costs, $187,000 in professional fees and $28,000 in fixed asset write-downs and miscellaneous other expenses.

      As a result of the spin-off, the Florida operations' 2003 earnings have been reclassified as discontinued operations on the consolidated statement of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheet for 2003.

EQUITY METHOD INVESTMENT

      The Corporation accounts for its 15.2% ownership of the common stock of Sun Bancorp, Inc. under the equity method. The carrying value of the Corporation's investment in Sun Bancorp is adjusted for the Corporation's share of Sun Bancorp's earnings and reduced by dividends received from Sun Bancorp. Sun Bancorp, a bank holding company headquartered in Lewisburg, Pennsylvania, is a publicly traded company under the stock symbol "SUBI" on the Nasdaq Stock Market. The carrying value of the investment included in other assets was $23.3 million at March 31, 2004.

COMMON STOCK DIVIDEND

      Prior period per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on April 28, 2003.

MERGERS AND ACQUISITIONS

      The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and, as a general rule, the Corporation publicly announces such acquisitions only after a definitive merger agreement has been reached.

DEBENTURES DUE TO A STATUTORY TRUST

      During the first quarter of 2003, F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) holding solely junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Statutory Trust are its sole assets. Distributions on the capital securities issued by the Statutory Trust are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The rate in effect at March 31, 2004 was 4.41%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the Statutory Trust qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.

PREFERRED STOCK REDEMPTION

      The Corporation completed the planned redemption of its Preferred Stock Series A and Preferred Stock Series B during 2003. In connection with the redemption, the Corporation issued shares of its common stock out of treasury stock in exchange for the remaining outstanding preferred stock. The Corporation issued 15,882 and 264,568 shares of its common stock for the remaining 19,174 and 98,851 shares of Preferred Stock Series A and Preferred Stock Series B, respectively. As a result of the redemption, the Corporation no longer has any shares of Preferred Stock.

NEW ACCOUNTING STANDARDS

      Financial Accounting Standards Statement (FAS) 148, Accounting for Stock-Based Compensation - Transition and Disclosure, was issued in December 2002. It provides alternative methods of accounting for stock-based employee compensation. In addition, it amends disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation continues to account for its stock-based compensation under Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees. Therefore, FAS 148 is not expected to have a material impact on the Corporation's financial condition or results of operations.

      FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, was issued in January 2003 and amended in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Corporation has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. The Corporation's interest in these entities were acquired prior to February 1, 2003. At March 31, 2004, the Corporation had recorded investments in other assets on its balance sheet of approximately $2.6 million associated with these investments. The Corporation currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. The Corporation determined that it is not the primary beneficiary of these partnerships and will not consolidate them. Additionally, the Corporation determined that it is not the primary beneficiary of Statutory Trust and will not consolidate it.

      FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 became effective for the Corporation on January 1, 2003. The costs incurred in connection with the spin-off of Bankshares were accounted for in accordance with the provisions of FAS 146.

      The American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, in December 2003. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investors initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. The provisions of SOP 03-3 are effective for loans acquired in fiscal years beginning after December 31, 2004. The Corporation is currently assessing the impact of this new standard.

SUBSEQUENT EVENTS

      In March 2004, Regency Finance Company (Regency), a subsidiary of the Corporation, entered into a definitive agreement with The Modern Finance Company, an affiliate of Thaxton Group, Inc., headquartered in South Carolina, to purchase eight consumer finance offices in the greater Columbus, Ohio region. This acquisition will add approximately $7.0 million in net loan outstandings to Regency's portfolio. The transaction closed on April 30, 2004.

      On April 20, 2004, Omega Financial Corporation and Sun Bancorp, Inc. jointly announced that Omega Financial Corporation has agreed to acquire Sun Bancorp, Inc. Under the terms of the agreement, Sun Bancorp shareholders will be entitled to receive either 0.664 shares of Omega Financial common stock for each share of Sun Bancorp common stock or $23.25 in cash for each share held, subject to a pro rata allocation such that 20% of Sun Bancorp common stock shall be paid in cash and 80% shall be in the form of Omega Financial common stock. The Corporation currently owns 1,090,122 shares of Sun Bancorp common stock.

      On May 6, 2004, the Corporation announced that it had signed a definitive merger agreement to acquire Slippery Rock Financial Corporation (Slippery
Rock)(OTC BB: SRCK), a bank holding company headquartered in Slippery Rock, Pennsylvania with $335.0 million in assets, in a stock and cash transaction valued at $78.5 million. Under the terms of the merger agreement, shareholders of Slippery Rock may elect to receive $28.00 in cash or 1.41 shares of the Corporation's common stock for each share of Slippery Rock common stock. The merger agreement allocation procedures provide for the exchange of 15 percent of Slippery Rock shares for cash and the remaining Slippery Rock shares exchanged for the Corporation's common stock.

SECURITIES

      Following is a summary of the fair value of securities available for sale (in thousands):

                                                                 MARCH 31,          DECEMBER 31,
                                                                   2004                2003
                                                                 --------            --------
U.S. Treasury and other U.S. Government
  agencies and corporations                                      $158,190            $124,163
Mortgage-backed securities of U.S.
  Government agencies                                             706,742             634,669
States of the U.S. and political subdivisions                      36,900              42,408
Other debt securities                                              35,970              32,299
                                                                 --------            --------
  Total debt securities                                           937,802             833,539
Equity securities                                                  46,139              45,128
                                                                 --------            --------
                                                                 $983,941            $878,667
                                                                 ========            ========

      Following is a summary of the amortized cost of securities held to maturity (in thousands):

                                                                  MARCH 31,         DECEMBER 31,
                                                                   2004                2003
                                                                  ---------         -----------
U.S. Treasury and other U.S. Government
  agencies and corporations                                       $ 2,729             $ 3,761
States of the U.S. and political subdivisions                      28,352              17,105
Other debt securities                                               3,161               3,164
                                                                  -------             -------
                                                                  $34,242             $24,030
                                                                  =======             =======

DEPOSITS

  Following is a summary of deposits (in thousands):

                                                                MARCH 31,          DECEMBER 31,
                                                                  2004                2003
                                                               ----------          ----------
Non-interest bearing                                           $  572,016          $  592,795
Savings and NOW                                                 1,442,464           1,513,526
Certificates and other time deposits                            1,298,901           1,333,189
                                                               ----------          ----------
                                                               $3,313,381          $3,439,510
                                                               ==========          ==========

      Total deposits decreased $126.1 million from December 31, 2003 to March 31, 2004, partially due to $40.0 million in deposits sold as the Corporation divested two branches in non-strategic locations during February 2004. In addition, the Corporation allowed the run-off of certain higher cost deposits during the first quarter of 2004.

BORROWINGS

      Following is a summary of short-term borrowings (in thousands):

                                                                MARCH 31,          DECEMBER 31,
                                                                  2004                2003
                                                               ----------          ----------
Securities sold under repurchase agreements                    $  124,395          $   81,444
Federal funds purchased                                           138,865                 865
Federal Home Loan Bank advances                                     6,000               6,000
Subordinated notes                                                134,846             144,006
Other short-term borrowings                                           232                 651
                                                               ----------          ----------
                                                               $  404,338          $  232,966
                                                               ==========          ==========

      Following is a summary of long-term debt (in thousands):

                                                                 MARCH 31,          DECEMBER 31,
                                                                   2004                2003
                                                                 --------           -----------
Federal Home Loan Bank advances                                  $442,656            $425,141
Debentures due to Statutory Trust                                 128,866             128,866
Subordinated notes                                                 30,701              30,517
Other long-term debt                                                  288                 284
                                                                 --------            --------
                                                                 $602,511            $584,808
                                                                 ========            ========

      The Corporation's banking subsidiary has available credit with the FHLB of $1.5 billion, of which $448.7 million was used as of March 31, 2004. These advances are secured by residential real estate loans and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012.

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

      The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     Three Months Ended
                                                           March 31,
                                                  ---------------------------
                                                     2004           2003
                                                  ------------   ------------
BASIC
Net income from continuing operations             $     16,222   $     14,609
Net income from discontinued operations                     --          8,719
Less:  Preferred stock dividends declared                   --            (54)
                                                  ------------   ------------
Earnings applicable to basic earnings per share   $     16,222   $     23,274
                                                  ============   ============

Average common shares outstanding                   46,173,243     46,043,113
                                                  ============   ============

Basic earnings per share:
  From continuing operations                      $        .35   $        .32
  From discontinued operations                              --            .19
                                                  ------------   ------------
  Net income                                      $        .35   $        .51
                                                  ============   ============

                                                       Three Months Ended
                                                            March 31,
                                                    -------------------------
                                                       2004          2003
                                                    -----------   -----------
DILUTED
Net income from continuing operations               $    16,222   $    14,609
Net income from discontinued operations                      --         8,719
                                                    -----------   -----------
Earnings applicable to diluted earnings per share   $    16,222   $    23,328
                                                    ===========   ===========

Average common shares outstanding                    46,173,243    46,043,113
Convertible preferred stock                                  --       273,263
Net effect of dilutive stock options
  based on the treasury stock method                    894,360       579,063
                                                    -----------   -----------
                                                     47,067,603    46,895,439
                                                    ===========   ===========
Diluted earnings per share:
  From continuing operations                        $       .34   $       .31
  From discontinued operations                               --           .19
                                                    -----------   -----------
  Net income                                        $       .34   $       .50
                                                    ===========   ===========

STOCK-BASED COMPENSATION

      In accordance with FAS 148, the following table shows pro forma net income and earnings per share assuming stock-based compensation had been expensed based on the fair value of the compensation granted along with significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data):

                                                     Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     2004           2003
                                                  ----------     ----------
Net income from continuing operations             $   16,222     $   14,609
Stock-based employee compensation cost
  included in net income from continuing
  operations, net of tax                                 224             --
Stock-based employee compensation cost
  determined if the fair value method had
  been applied to all awards, net of tax                (855)          (749)
                                                  ----------     ----------
Pro forma net income from continuing operations   $   15,591     $   13,860
                                                  ==========     ==========
Earnings per share:
  Basic                                           $      .35     $      .32
  Basic pro forma                                        .34            .30

  Diluted                                         $      .34     $      .31
  Diluted pro forma                                      .33            .30

Assumptions:
  Risk-free interest rate                               3.86%          2.93%
  Dividend yield                                        4.16%          2.95%
  Expected stock price volatility                        .25%           .21%
  Expected life (years)                                 5.00           5.00
  Fair value of options granted                   $    11.79     $    11.79

      As a result of the Corporation's spin-off of its Florida operations, the Corporation developed a methodology designed to adjust the number and exercise price of outstanding F.N.B. Corporation stock options immediately following the completion of the spin-off for the purpose of preserving the equivalent value of these stock options that existed as of the close of business on December 31, 2003. As of March 31, 2004, the Corporation had options outstanding to purchase 2,166,868 shares of common stock at an average price of $11.18 per share.

      During the first quarter of 2004, the Corporation issued 107,285 restricted shares of common stock to key employees and directors of the Corporation under its 2001 Incentive Plan. Under this program, shares awarded to management are earned, in part, by delivering certain financial performance results when compared to peers. The rewards are earned over a four-year period. The unvested portion of these awards, totaling $2.0 million at March 31, 2004, is reflected as deferred stock compensation in the stockholders' equity section of the Corporation's balance sheet.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

      The pension expense for the defined benefit plans includes the following components (in thousands):

                                                       Three Months Ended
                                                             March 31,
                                                   --------------------------
                                                     2004              2003
                                                   --------          --------
Service cost                                       $    955          $    888
Interest cost                                         1,560             1,467
Expected return on plan assets                       (1,671)           (1,373)
Net amortization                                        223               232
                                                   --------          --------
Net periodic cost                                  $  1,067          $  1,214
                                                   ========          ========

      Net periodic postretirement benefit cost includes the following components (in thousands):

                                                        Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                      2004              2003
                                                    -------           --------
Service cost                                        $     82          $     73
Interest cost                                             99                91
One time charge for voluntary retirement                  --                37
Net amortization                                          34                25
                                                    --------          --------
Net periodic cost                                   $    215          $    226
                                                    ========          ========

      The Corporation sponsors retirement plans for the benefit of its employees. In conjunction with the spin-off of its Florida operations, a portion of the obligations associated with these plans was transferred to Bankshares. Of the December 31, 2003 obligations reported in the Retirement Plans footnote in the Corporation's 2003 Annual Report on Form 10-K, $88.1 million of the $98.7 million accumulated benefit obligation and $101.7 of the $114.0 million projected benefit obligation remained with the Corporation after the spin-off. The fair value of plan assets, which was $84.9 million at December 31, 2003, remained entirely with the Corporation. Of the $11.0 million of pension expense for the year ended December 31, 2003, $8.0 million was attributable to continuing operations. With respect to the Other Postretirement Benefit Plans footnote in the Corporation's 2003 Annual Report on Form 10-K, these obligations remained entirely with the Corporation after the spin-off and the related postretirement benefit cost was entirely attributable to continuing operations.

      The Corporation's subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee's contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation's contribution expense was $313,000 for the three months ended March 31, 2004.

CASH FLOW INFORMATION

      Following is a summary of supplemental cash flow information (in thousands):

                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  2004            2003
                                                                --------        --------
Cash paid for:
  Interest                                                      $ 25,837        $ 21,632
  Taxes                                                                            3,609

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans                  939             405
  Loans granted in the sale of other real estate                      --              10
  Spin-off of Florida operations                                 365,115              --

COMPREHENSIVE INCOME

      The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                                   Three Months Ended
                                                                        March 31,
                                                                ------------------------
                                                                  2004            2003
                                                                --------        --------
Net income from continuing operations                           $ 16,222        $ 14,609
Net income from discontinued operations                               --           8,719
Other comprehensive income:
  Unrealized gains on securities:
    Unrealized holding gains (losses)
      arising during the period                                    7,009          (1,857)
    Less:  reclassification adjustment for
      gains included in net income                                  (303)           (535)
  Minimum pension liability adjustment                               168              --
                                                                --------        --------
Other comprehensive income                                         6,874          (2,392)
                                                                --------        --------
Comprehensive income                                            $ 23,096        $ 20,936
                                                                ========        ========

BUSINESS SEGMENTS

      The Corporation operates in four reportable segments: community banking, wealth management, insurance and consumer finance. The Corporation's community banking subsidiary offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. In addition to traditional banking products, the Corporation's community bank subsidiary offers various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. Wealth Management provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. The Corporation's insurance agency is a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Corporation's consumer finance subsidiary is primarily involved in making personal installment loans to individuals. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices. The following tables provide financial information for these segments of the Corporation (in thousands). Other items shown in the tables below represent the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

At or for the three months         Community     Wealth                   Consumer       All
  ended March 31, 2004             Banking     Management   Insurance     Finance       Other      Consolidated
                                  ----------   ----------   ----------   ----------   ----------   ------------
Interest income                   $   55,273   $        2   $        5   $    7,085   $     (389)  $    61,976
Interest expense                      17,016            3           --        1,196        1,556        19,771
Provision for loan losses              3,000           --           --        1,622           --         4,622
Non-interest income                   15,677        3,401        1,327          431          (67)       20,769
Non-interest expense, excluding
  intangible amortization             26,896        2,458        1,028        3,200          510        34,092
Intangible amortization                  492            1           26           --           --           519
Income tax expense (benefit)           7,522          352          122          574       (1,051)        7,519
Net income (loss)                     16,024          589          156          924       (1,471)       16,222
Total assets                       4,482,297        5,011        6,898      141,744         (514)    4,635,436
Goodwill                              24,332           --        2,799        1,809           --        28,940

At or for the three months         Community     Wealth                   Consumer       All
  ended March 31, 2004             Banking     Management   Insurance     Finance       Other      Consolidated
                                  ----------   ----------   ----------   ----------   ----------   ------------
Interest income                   $   59,838       $   --   $       15   $    7,071   $     (377)  $    66,547
Interest expense                      20,611           --            3        1,443         (663)       21,394
Provision for loan losses              2,737           --           --        1,390           --         4,127
Non-interest income                   13,339        2,932        1,056          468         (863)       16,932
Non-interest expense, excluding
  intangible amortization             28,142        2,612          942        3,118        1,932        36,746
Intangible amortization                  492            1           29           --           21           543
Income tax expense (benefit)           6,522           --           49          583       (1,094)        6,060
Net income (loss) from
  continuing operations               14,673          319           48        1,005       (1,436)       14,609
Total assets from continuing
  operations                       4,264,385        3,841        9,997      145,552       19,874     4,443,649
Goodwill from continuing
  operations                          21,832           --        4,252        1,809           --        27,893

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Board of Directors
F.N.B. Corporation

We have reviewed the accompanying consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of March 31, 2004, and the related consolidated statements of income for the three-month periods ended March 31, 2004 and 2003, and the consolidated statements of cash flows for the three-month periods ended March 31, 2004 and 2003, and the consolidated statement of stockholders' equity for the three months ended March 31, 2004. These financial statements are the responsibility of the management of F.N.B. Corporation.

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

We have previously audited, in accordance with audited standards generally accepted in the United States, the consolidated balance sheet of F.N.B. Corporation as of December 31, 2003, and the related statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ERNST & YOUNG LLP

Pittsburgh, Pennsylvania
May 7, 2004

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL INFORMATION SUMMARY

      On January 1, 2004, the Corporation completed the spin-off of its Florida operations into a separate, publicly traded company. As a result of the spin-off, the Florida operations' 2003 earnings have been reclassified to discontinued operations in the consolidated statement of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheet for 2003. Net income was $16.2 million for the first three months of 2004 compared to net income from continuing operations of $14.6 million for the first three months of 2003. Diluted earnings per share were $.34 for the first three months of 2004 compared to diluted earnings from continuing operations of $.31 for the first three months of 2003. Net income for the first three months of 2004 included an after-tax gain on the sale of two branches of $2.7 million.

      Common comparative ratios for results of operations include the return on average assets and the return on average equity. The Corporation's return on average assets was 1.41% for the first quarter of 2004, while its return on average equity was 26.77% for the same period.

CRITICAL ACCOUNTING POLICIES

      The Corporation's significant accounting policies are described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting Policies" in the Corporation's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. The Corporation considers its policy on the accounting for the allowance for loan losses to be a critical accounting policy. This policy requires the use of estimates and strategic or economic assumptions that may prove inaccurate or subject to variations and may significantly affect the Corporation's reported results and financial position for the period or in future periods. Changes in underlying factors, assumptions, or estimates in any of these areas could have a material impact on the Corporation's future financial condition and results of operations.

FIRST THREE MONTHS OF 2004 AS COMPARED TO FIRST THREE MONTHS OF 2003:

      The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Three Months Ended March 31                              2004                                  2003
                                     ---------------------------------------      -----------------------------
                                      Average                         Yield/        Average              Yield/
                                      Balance          Interest        Rate         Balance    Interest   Rate
                                     ----------        --------       ------      ----------  --------   -----
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                          $      661        $      2        1.22%      $    1,199   $     4    1.35%
Federal funds sold                           86              --          --               39        --      --
Securities:
 Taxable                                916,331           9,725        4.27          554,053     6,827    5.00
 Non-taxable (1)                         70,290             965        5.52          140,338     2,323    6.71
Loans (1) (2)                         3,262,547          51,882        6.40        3,213,937    58,108    7.33
                                     ----------        --------                   ----------  --------
  Total interest
   earning assets                     4,249,915          62,574        5.91        3,909,566    67,262    6.98
                                     ----------        --------                   ----------  --------
Cash and due from banks                  97,223                                       94,037
Allowance for loan losses               (47,190)                                     (47,432)
Premises and equipment                   78,719                                       85,133
Assets of discontinued
 operations                                  --                                    2,807,959
Other assets                            252,377                                      276,667
                                     ----------                                   ----------
                                     $4,631,044                                   $7,125,930
                                     ==========                                   ==========

LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand             $  775,107        $  1,201        0.62       $  668,629  $  1,125    0.68
 Savings                                698,544           1,058        0.61          489,208       888    0.74
 Other time                           1,306,219          10,168        3.13        1,565,841    13,015    3.37
Repurchase agreements                   117,081             243        0.83          119,970       284    0.96
Other short-term borrowings             265,481             868        1.32          105,346     1,257    4.84
Long-term debt                          586,386           6,233        4.28          432,713     4,825    4.52
                                     ----------        --------                   ----------  --------
  Total interest
   bearing liabilities                3,748,818          19,771        2.12        3,381,707    21,394    2.57
                                     ----------        --------                   ----------  --------
Non-interest bearing,
 demand deposits                        569,571                                      546,038
Liabilities of discontinued
 operations                                 --                                     2,529,974
Other liabilities                        68,917                                       60,853
                                     ----------                                   ----------
                                      4,387,306                                    6,518,572
                                     ----------                                   ----------

STOCKHOLDERS' EQUITY                    243,738                                      607,358
                                     ----------                                   ----------
                                     $4,631,044                                   $7,125,930
                                     ==========                                   ==========

Net interest earning assets          $  501,097                                   $  527,859
                                     ==========                                   ==========
Net interest income                                    $ 42,803                               $ 45,868
                                                       ========                               ========
Net interest spread                                                    3.79%                              4.41%
                                                                       ====                               ====
Net interest margin (3)                                                4.04%                              4.76%
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

      The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 (in thousands):

                                        Volume     Rate        Net
                                       -------    -------    -------
INTEREST INCOME
Interest bearing deposits with banks   $    (2)   $    --    $    (2)
Securities                               2,729     (1,189)     1,540
Loans                                      843     (7,069)    (6,226)
                                       -------    -------    -------
                                         3,570     (8,258)    (4,688)
                                       -------    -------    -------
INTEREST EXPENSE
Deposits:
  Interest bearing demand                  170        (94)        76
  Savings                                  288       (118)       170
  Other time                            (1,992)      (855)    (2,847)
Repurchase agreements                       (6)       (35)       (41)
Other short-term borrowings                746     (1,135)      (389)
Long-term debt                           1,656       (248)     1,408
                                       -------    -------    -------
                                           862     (2,485)    (1,623)
                                       -------    -------    -------
NET CHANGE                             $ 2,708    $(5,773)   $(3,065)
                                       =======    =======    =======

      The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

      Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. Net interest income, on a fully taxable equivalent basis, totaled $42.8 million for the first three months of 2004, as compared to $45.9 million for the first three months of 2003. Net interest income consisted of interest income of $62.6 million and interest expense of $19.8 million for the first three months of 2004 compared to $67.3 million and $21.4 million for each, respectively, for the first three months of 2003. The Corporation's net interest margin decreased 72 basis points to 4.04% for the three months ended March 31, 2004 as compared to 4.76% for the three months ended March 31, 2003.

      During 2003, in order to help revive economic growth, the Federal Reserve Board reduced its target federal funds rate to the lowest level in nearly 45 years. During the first and second quarter of 2003, concerns about continued economic weakness and possible disinflation drove mid-term and long-term treasury yields down significantly. This, in turn, sparked the refinancing of mortgages in the Corporation's loan and mortgage-backed securities portfolios. Thus, the lower interest rate levels experienced during 2003 contributed to the decline in net interest margin as the yield on earning assets declined by more than the rate on interest bearing liabilities. The impact of future rate changes on the Corporation's net income is discussed further within the "Liquidity and Interest Rate Sensitivity" section.

      Total interest income, on a fully taxable equivalent basis, decreased $4.7 million or 7.0% for the first three months of 2004, as compared to the first three months of 2003. This decrease was the result of lower yield, partially offset by higher average earning assets. The impact of the lower yield was $8.3 million while the impact of higher average earning assets was $3.6 million. The decrease in yield was caused primarily by loan refinancing activity and scheduled repricing of adjustable rate loans to lower market rates, coupled with accelerated prepayments of mortgage-backed securities. Average earning assets increased by $340.3 million or 8.7% from the first quarter of 2003 to the first quarter of 2004. This strong growth was fueled by an increase of $292.2 million in average investment securities coupled with an increase of $48.6 million in average loan outstandings. Strong growth in commercial loans was partially offset by a continued decrease in indirect loans, as the Corporation continues to de-emphasize its indirect lending business, and a continued run-off of the lease portfolio as the Corporation ceased originations of leases in 2000.

      Total interest expense decreased $1.6 million or 7.6% for the first three months of 2004, as compared to the first three months of 2003. This decrease was driven primarily by the lower rate paid on interest bearing liabilities, partially offset by an increase in average interest bearing liabilities to fund the growth in earning assets. The impact of a lower rate paid was $4.2 million while the impact of higher average interest bearing liabilities was $2.6 million. The decrease in rates paid was driven primarily by actions taken by the Corporation to reduce rates paid on deposits and a reduction in the cost of debt, which was the result of the early retirement of FHLB borrowings during the second half of 2003. Average balances for total deposits and repurchase agreements, other short-term borrowings and long-term debt increased by $128.3 million, $108.7 million and $153.7 million, respectively, for the quarter ended March 31, 2004 as compared to March 31, 2003.

      The provision for loan losses was $4.6 million for the first three months of 2004, as compared to $4.1 million for the first three months of 2003. The allowance for loan losses as a percentage of total loans was 1.43% at March 31, 2004 and 1.46% at March 31, 2003.

      Total non-interest income was $20.8 million for the first three months of 2004, as compared to $16.9 million for the same period of 2003. The first quarter of 2004 included a gain on the sale of two branches totaling $4.1 million. The Corporation's fee income from insurance and wealth management activities increased 8.4% to $5.6 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Contingent fee income from insurance operations and increased sales of annuities and mutual funds through the branch network contributed to the higher fee income in 2004.

      Total non-interest expense was $34.6 million for the first three months of 2004, as compared to $37.3 million for the first three months of 2003. In concert with the spin-off of its Florida operations, the Corporation initiated a cost reduction initiative in the third quarter of 2003 and completed it by December 31, 2003. As a result of this cost reduction initiative, the Corporation realized an expense reduction of $2.7 million, or 7.2%, for the first quarter of 2004, as compared to the first quarter of 2003. The resulting efficiency ratio for the first three months of 2004 was 53.6%, which included a benefit of 3.7% from the gain on the sale of branches.

      The Corporation's income tax was $7.5 million for the first three months of 2004 compared to $6.1 million for the same period of 2003. The effective tax rate of 31.7% for the three months ended March 31, 2004 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

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

      Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans for resale in the secondary market rather than keeping these loans in the portfolio. Proceeds from the sale of mortgage loans totaled $27.0 million for the first quarter of 2004. Liquidity sources from liabilities are generated primarily through growth in deposits. As of March 31, 2004, deposits comprised 75.6% of total liabilities. To a lesser extent, the Corporation also makes use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliate has the ability to borrow funds from the FHLB. FHLB advances are a competitively priced and reliable source of funds. The Corporation has made limited use of FHLB advances and has a large reserve available for contingency funding purposes. As of March 31, 2004, outstanding advances were $448.7 million, or 9.7% of total assets, while FHLB availability was $1.5 billion, or 31.5% of total assets.

      The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation's dividend reinvestment plan since 1991. In addition, the Corporation has repurchased shares for specific re-issuance in connection with certain business combinations accounted for as purchase transactions. During the first quarter of 2004 and 2003, the Corporation purchased 442,844 and 294,739 treasury shares totaling $9.0 million and $8.1 million, respectively, and re-issued 413,202 and 300,505 treasury shares totaling $6.8 million and $8.6 million, respectively.

      The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks totaling $103.0 million, which were unused as of March 31, 2004. The Corporation also issues subordinated debt on a regular basis and has access to the Federal Reserve Bank as well as access to the capital markets.

      The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

      The financial performance of the Corporation is at risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time, the difference between the change in various interest rates and the embedded options in certain financial instruments. The Corporation utilizes an asset/liability model to support its balance sheet strategies. The Corporation uses gap analysis, net interest income simulations and the economic value of equity (EVE) to measure its interest rate risk.

      The following gap analysis measures the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities maturing over a one year period was .91 at March 31, 2004, as compared to 1.03 at March 31, 2003. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months, assuming the current interest rate environment.

      Following is the gap analysis as of March 31, 2004 (dollars in thousands):

                                        Within        2-3           4-6            7-12         Total
                                       1 Month       Months        Months         Months        1 Year
                                     -----------   -----------   -----------    -----------   -----------
INTEREST EARNING ASSETS (IEA)
Loans                                $   675,279   $   194,558   $   239,703    $   432,310   $ 1,541,850
Investments                               50,603        38,556        70,984        129,653       289,796
                                     -----------   -----------   -----------    -----------   -----------
                                         725,882       233,114       310,687        561,963     1,831,646

INTEREST BEARING LIABILITIES (IBL)
Non-maturity deposits                $   626,572                                              $   626,572
Time deposits                             95,080   $   108,967   $   240,131    $   457,633       901,811
Borrowings                               295,113       139,865        26,996         20,162       482,136
                                     -----------   -----------   -----------    -----------   -----------
                                       1,016,765       248,832       267,127        477,795     2,010,519

GAP:
Period                               $  (290,883)  $   (15,718)  $    43,560    $    84,168   $  (178,873)
                                     ===========   ===========   ===========    ===========   ===========
Cumulative                           $ (290,883)   $  (306,601)  $  (263,041)   $  (178,873)
                                     ==========    ===========   ===========    ===========

IEA/IBL (CUMULATIVE)                        0.71          0.76          0.83           0.91
                                     ===========   ===========   ===========    ===========

CUMULATIVE GAP TO IEA                     (15.88)       (16.74)       (14.36)         (9.77)
                                     ===========   ===========   ===========    ===========

      The allocation of non-maturity deposits to the one-month maturity bucket is based on the estimated sensitivity of each product to changes in market rates. For example, if a product's rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this bucket.

      Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under varying hypothetical interest rate scenarios. EVE is defined as the present value of assets minus the present value of liabilities at a point in time. Changes in EVE help to identify optionality and long-term mismatches in the balance sheet. Like gap, EVE is a static measure that does not include new business.

  The following table presents an analysis of the potential sensitivity of the Corporation's annual net interest income and EVE to sudden and sustained changes in market rates versus if rates remained unchanged:

                                                                 MARCH 31,
                                                             ----------------
                                                              2004       2003
                                                             -----       ----
Net interest income change (12 months):
  - 100 basis points                                         (3.8)%     (2.5)%
  + 200 basis points                                         (0.8)%      1.4 %

Economic value of equity:
  - 100 basis points                                         (3.5)%     (7.0)%
  + 200 basis points                                         (8.1)%      0.5 %

      The above measures show the impact created by the continued decrease in interest rates into 2004. Should rates decline by an additional large amount, the net interest margin would compress due to a limited ability to lower certain deposit rates. Such a rate change might also spur additional loan refinancing and mortgage-backed security prepayments at those lower rates. At this point in the rate cycle, the ALCO does not feel substantially lower rates are probable. As previously discussed, the lower interest rates during 2003 resulted in the refinancing of certain loans and the prepayment of certain securities. The replacement of those instruments has effectively lengthened the duration of assets. In addition, there has been a movement of deposit balances from time deposits to non-maturity deposits. This movement reflects depositors' preference for liquidity during periods of low interest rates. These combined balance sheet changes have made substantially higher interest rates less beneficial to net interest income.

      The preceding measures assumed no change in asset/liability compositions. Thus, the measures do not reflect actions the ALCO may undertake in response to such changes in interest rates. While these measures are within the limits set forth in the Corporation's Asset/Liability Policy, the ALCO is implementing strategies to help neutralize the effect of higher interest rates. For example, the Corporation continues to sell fixed-rate mortgages to help manage interest rate risk.

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

LOANS

      Following is a summary of loans (in thousands):

                                                                     MARCH 31,    DECEMBER 31,
                                                                       2004           2003
                                                                    ----------    -----------
Real estate:
  Residential                                                       $1,340,170     $1,348,399
  Commercial                                                           787,464        766,967
  Construction                                                          43,170         40,795
Installment loans to individuals:
  Direct                                                               234,808        253,507
  Indirect                                                             397,847        423,123
Commercial, financial and agricultural                                 453,466        440,775
Lease financing                                                         12,860         17,277
Unearned income                                                        (29,720)       (31,646)
                                                                    ----------     ----------
                                                                    $3,240,065     $3,259,197
                                                                    ==========     ==========

      The Corporation's loan portfolio is well-diversified, with a significant portion of the portfolio being made up of loans secured by real estate. Residential, commercial and construction loans secured by real estate accounted for 67.0% of the loan portfolio at March 31, 2004.

      Total loans decreased $19.1 million from the first three months in 2003 to the first three months in 2004. While commercial and commercial real estate loans increased by $33.2 million or 2.7%, residential real estate loans decreased by $5.9 million as the Corporation continues to sell fixed-rate mortgages. In addition, installment loans to individuals decreased $44.0 million as the Corporation continues to de-emphasize its focus on the indirect lending business. Lease financing receivables decreased $4.4 million as the Corporation ceased originating automobile leases in 2000.

NON-PERFORMING ASSETS

      Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days or more depending on the loan type unless the loan is both well-secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Commercial loan charge-offs, either in whole or in part, are generally made as soon as facts and circumstances raise a serious doubt as to the collectibility of all or a portion of the principal. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

      Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

      Following is a summary of non-performing assets (2003 information based on continuing operations)(dollars in thousands):

                                                                   MARCH 31,   DECEMBER 31,
                                                                     2004         2003
                                                                   ---------   ------------
Non-performing assets:
  Non-accrual loans                                                 $24,018     $ 22,449
  Restructured loans                                                  5,826        5,719
                                                                    -------     --------
    Total non-performing loans                                       29,844       28,168
  Other real estate owned                                             3,354        3,109
                                                                    -------     --------
    Total non-performing assets                                     $33,198     $ 31,277
                                                                    =======     ========
Asset quality ratios:
  Non-performing loans as percent of total loans                        .92%         .86%
  Non-performing assets as percent of total assets                      .72%         .69%

      Non-performing assets increased $1.9 million from December 31, 2003. As such, non-performing assets to total assets increased from .69% at December 31, 2003 to .72% at March 31, 2004. This increase was directly related to the addition of two credits totaling $4.6 million during the first quarter of 2004. These credits are collateralized and related losses are not expected.

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

      Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                                                     Three Months Ended
                                                                          March 31,
                                                                    --------------------
                                                                     2004         2003
                                                                    -------     --------
Balance at beginning of period                                      $46,139     $ 46,992

Charge-offs                                                          (5,081)      (5,012)
Recoveries                                                              547          518
                                                                    -------     --------
  Net charge-offs                                                    (4,534)      (4,494)
Provision for loan losses                                             4,622        4,127
                                                                    -------     --------
Balance at end of period                                            $46,227     $ 46,625
                                                                    =======     ========

Allowance for loan losses to:
  Total loans, net of unearned income                                  1.43%        1.46%
  Non-performing loans                                               154.90%      170.29%

CAPITAL RESOURCES AND REGULATORY MATTERS

      The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, provide stability to current operations and promote public confidence.

      The Corporation has an existing registration statement for the Corporation's subordinated notes which are issued through its finance company, Regency Finance Company (Regency). The net proceeds from the issuance of the subordinated notes are used to finance Regency's lending and purchasing activities. In addition, the Corporation has an effective $200.0 million shelf registration with the Securities and Exchange Commission. The Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or trust preferred securities in one or more offerings.

      Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiary to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier 1 capital to average assets (as defined).

      As of December 31, 2003, the Corporation and its banking subsidiary have been categorized by the various regulators as "well capitalized" under the regulatory framework for prompt corrective action. As of March 31, 2004, the Corporation and its banking subsidiary meet all capital adequacy requirements to which they are subject.

      Following are capital ratios as of March 31, 2004 for the Corporation (dollars in thousands):

                                                                Well Capitalized              Minimum Capital
                                          Actual                  Requirements                 Requirements
                                ------------------------     ------------------------     ------------------------
                                  Amount           Ratio      Amount            Ratio       Amount           Ratio
                                ---------          -----     ---------          -----     ---------          -----
Total Capital                   $ 373,680          11.7%     $ 320,880          10.0%     $ 256,704           8.0%
  (to risk-weighted assets)
Tier 1 Capital                    274,697           8.6%       192,528           6.0%       128,352           4.0%
  (to risk-weighted assets)
Tier 1 Capital                    274,697           6.0%       228,767           5.0%       183,014           4.0%
  (to average assets)

      The Corporation and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect of the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and banking subsidiary's capital amounts and classifications are also subject to qualitative judgements by the regulators about components, risk weightings and other factors.

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Certain statements in this Form 10-Q are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as "may," "will," "expect," "estimate," "anticipate," "believe," "target," "plan," "project" or "continue" or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management's plans and current analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation's financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities and Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, are effective at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Corporation's management, including the CEO and CFO, does not expect that the Corporation's disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.

      CHANGES IN INTERNAL CONTROLS. Our CEO and CFO have evaluated the changes to the Corporation's internal controls over financial reporting that occurred during our fiscal quarter ended March 31, 2004, as required by paragraph (d) of Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

      The Corporation and persons to whom the Corporation may have indemnification obligations, in the normal course of business, are subject to various pending and threatened lawsuits in which claims for monetary damages are asserted. Other real estate owned includes a property that is subject to litigation. Should the outcome of the pending or threatened lawsuits be adverse, the value of the property will be impaired and other costs may be incurred. Management, after consultation with outside legal counsel, does not at the present time anticipate the ultimate liability arising out of such pending and threatened lawsuits will have a material adverse effect on the Corporation's financial position. At the present time, management is not in a position to determine whether any pending or threatened litigation will have a material adverse effect on the Corporation's results of operation in any future reporting period.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                    ISSUER PURCHASES OF EQUITY SECURITIES

                                                 Total Number
                                                  of Shares       Maximum Number
                                                  Purchased       of Shares that
                                                  as Part of       May yet be
                        Total                      Publicly         Purchased
                        Number      Average       Announced         Under the
                      of Shares    Price Paid      Plans or         Plans or
  Month Ending        Purchased    Per Share       Programs         Programs
-----------------     ---------    ----------    ------------     --------------
January 31, 2004       346,000       $19.69          N/A               N/A
February 29, 2004       46,844       $21.44          N/A               N/A
March 31, 2004          50,000       $22.48          N/A               N/A

      All shares were purchased through the open-market, and are not part of a publicly announced purchase plan. It has been the Corporation's practice to fund its employee benefits through share purchases. This practice may be discontinued at the Corporation's discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5. OTHER INFORMATION

      The Secretary of the Corporation must receive written notice of any proposal submitted by a shareholder of the Corporation for consideration at the Annual Meeting of Shareholders on or prior to the date which is 120 days prior to the date on which the Corporation first mailed its proxy materials for the prior year's Annual Meeting of Shareholders. Accordingly, any shareholder proposal must be submitted to the Corporation by November 26, 2004 to be considered at the 2005 Annual Meeting of Shareholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits

            31.1. Rule 13a-14(a)/15(d) - 14(a) Certification of Chief Executive
                  Officer. (filed herewith).

            31.2. Rule 13a-14(a)/15(d) - 14(a) Certification of Chief Financial
                  Officer. (filed herewith).

            32.1. Section 1350 Certification of Chief Executive Officer. (filed herewith).

            32.2. Section 1350 Certification of Chief Financial Officer. (filed herewith).

      (b)   Reports on Form 8-K

            The Corporation has filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:

            January 9, 2004 - Items 2 and 7. The Corporation announced that it has completed the spin-off of its Florida operations through the distribution to shareholders of all of the outstanding shares of stock of First National Bankshares of Florida, Inc. (Bankshares). As a result of the spin-off, Bankshares is now an independent, separately traded, public company.

            January 22, 2004 - Items 7 and 12. The Corporation reported its issuance of a press release announcing its financial results for the quarter ended and year ended December 31, 2003.

            The Corporation has filed the following Current Reports on Form 8-K after March 31, 2004:

            April 19, 2004 - Items 7 and 12. The Corporation reported its issuance of a press release announcing its financial results for the quarter ended March 31, 2004.

            May 6, 2004 - Items 5 and 7. The Corporation announced that it has signed a definitive merger agreement to acquire all of the outstanding shares of Slippery Rock Financial Corporation. The acquisition, subject to regulatory approval, is expected to close during the fourth quarter of 2004.

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

                                           F.N.B. Corporation
                                           -------------------------------------
                                           (Registrant)

Dated: May 10, 2004                        /s/Stephen J. Gurgovits
                                           -------------------------------------
                                           Stephen J. Gurgovits
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: May 10, 2004                        /s/ Brian F. Lilly
                                           -------------------------------------
                                           Brian F. Lilly
                                           Chief Financial Officer
                                           (Principal Financial Officer)