Form 10-Q
period 2004-06-30
FNB CORP/FL/
filed 2004-08-09
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                       OR

   [ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to __________________

Commission file number 001-31940

                               F.N.B. CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               Florida                                     25-1255406
---------------------------------------     ------------------------------------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                               Outstanding at July 31, 2004
           -----                               ----------------------------
Common Stock, $0.01 Par Value                         46,259,838 Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2004
INDEX

                                                                                                                  PAGE
PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements

                Consolidated Balance Sheets (unaudited)                                                              2
                Consolidated Statements of Income (unaudited)                                                        3
                Consolidated Statements of Cash Flows (unaudited)                                                    5
                Consolidated Statement of Stockholders' Equity (unaudited)                                           6
                Notes to Consolidated Financial Statements                                                           7
                Report of Independent Registered Public Accounting Firm                                             19

Item 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                             20

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                            36

Item 4.       Controls and Procedures                                                                               36

PART II - OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     37

Item 2.       Changes in Securities, Use of Proceeds and Issuer
                Purchases of Equity Securities                                                                      37

Item 3.       Defaults Upon Senior Securities                                                                       37

Item 4.       Submission of Matters to a Vote of Security Holders                                                   37

Item 5.       Other Information                                                                                     38

Item 6.       Exhibits and Reports on Form 8-K                                                                      38

Signatures                                                                                                          40

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS, EXCEPT PAR VALUES

                                                               JUNE 30,             DECEMBER 31,
                                                                 2004                   2003
                                                              -----------           -----------
                                                               UNAUDITED
                                                              -----------
ASSETS
Cash and due from banks                                       $    99,171           $   105,160
Interest bearing deposits with banks                                  408                 1,152
Securities available for sale                                   1,101,229               878,667
Securities held to maturity (fair
  value of $45,206 and $24,823)                                    45,794                24,030
Mortgage loans held for sale                                        3,893                 1,435
Loans, net of unearned income of $29,750 and $31,646            3,226,889             3,259,197
Allowance for loan losses                                         (46,099)              (46,139)
                                                              -----------           -----------
    NET LOANS                                                   3,180,790             3,213,058
                                                              -----------           -----------

Premises and equipment                                             75,671                79,618
Goodwill                                                           28,940                28,710
Other assets                                                      235,199               225,344
Assets of discontinued operations                                      --             3,751,136
                                                              -----------           -----------
    TOTAL ASSETS                                              $ 4,771,095           $ 8,308,310
                                                              ===========           ===========

LIABILITIES

Deposits:
  Non-interest bearing demand                                 $   589,146           $   592,795
  Savings and NOW                                               1,439,348             1,513,526
  Certificates and other time deposits                          1,329,298             1,333,189
                                                              -----------           -----------
    TOTAL DEPOSITS                                              3,357,792             3,439,510

Other liabilities                                                  62,615                58,096
Short-term borrowings                                             417,935               232,966
Long-term debt                                                    700,245               584,808
Liabilities of discontinued operations                                 --             3,386,021
                                                              -----------           -----------
    TOTAL LIABILITIES                                           4,538,587             7,701,401
                                                              -----------           -----------

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 46,357,995 and 46,354,673 shares                           464                   464
Additional paid-in capital                                        222,884               586,009
Retained earnings                                                  19,341                11,532
Accumulated other comprehensive income                             (7,052)               10,251
Deferred stock compensation                                        (1,858)                   --
Treasury stock - 61,668 and 40,764 shares at cost                  (1,271)               (1,347)
                                                              -----------           -----------
    TOTAL STOCKHOLDERS' EQUITY                                    232,508               606,909
                                                              -----------           -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 4,771,095           $ 8,308,310
                                                              ===========           ===========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
UNAUDITED

                                                    THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                          JUNE 30,                           JUNE 30,
                                                --------------------------          --------------------------
                                                  2004              2003             2004                2003
                                                --------          --------          --------          --------
INTEREST INCOME
Loans, including fees                           $ 50,790          $ 54,615          $102,385          $112,395
Securities:
  Taxable                                          9,816             8,944            19,311            16,211
  Nontaxable                                         616             1,076             1,186             2,159
  Dividends                                          291               442               605               855
Other                                                  3                19                 5                23
                                                --------          --------          --------          --------
    TOTAL INTEREST INCOME                         61,516            65,096           123,492           131,643
                                                --------          --------          --------          --------

INTEREST EXPENSE
Deposits                                          12,578            14,872            25,005            29,900
Short-term borrowings                              1,506             2,022             2,617             3,563
Long-term debt                                     5,964             6,181            12,197            11,006
                                                --------          --------          --------          --------
    TOTAL INTEREST EXPENSE                        20,048            23,075            39,819            44,469
                                                --------          --------          --------          --------
    NET INTEREST INCOME                           41,468            42,021            83,673            87,174
Provision for loan losses                          3,620             3,903             8,242             8,030
                                                --------          --------          --------          --------
    NET INTEREST INCOME AFTER

      PROVISION FOR LOAN LOSSES                   37,848            38,118            75,431            79,144
                                                --------          --------          --------          --------

NON-INTEREST INCOME

Service charges                                    8,507             8,607            16,563            17,032
Insurance commissions and fees                     2,498             2,426             4,904             4,812
Securities commissions and fees                    1,191             1,084             2,532             2,125
Trust                                              1,676             1,994             3,549             3,763
Gain on sale of securities                           522               772               967             1,154
Gain on sale of loans                                815               818             1,082             1,600
Gain on sale of branches                              --                --             4,135                --
Other                                              2,171             2,136             4,417             4,283
                                                --------          --------          --------          --------
    TOTAL NON-INTEREST INCOME                     17,380            17,837            38,149            34,769
                                                --------          --------          --------          --------
                                                  55,228            55,955           113,580           113,913
                                                --------          --------          --------          --------
NON-INTEREST EXPENSE
Salaries and employee benefits                    17,040            18,987            35,294            38,988
Net occupancy                                      2,692             2,703             5,406             5,612
Equipment                                          3,268             3,997             6,286             7,624
Other                                             10,457            10,624            21,082            21,376
                                                --------          --------          --------          --------
    TOTAL NON-INTEREST EXPENSE                    33,457            36,311            68,068            73,600
                                                --------          --------          --------          --------
    INCOME BEFORE INCOME TAXES                    21,771            19,644            45,512            40,313
Income taxes                                       6,706             5,574            14,225            11,634
                                                --------          --------          --------          --------
    INCOME FROM CONTINUING OPERATIONS             15,065            14,070            31,287            28,679

Earnings from discontinued operations,
  net of taxes of $5,404 and $9,792                   --            10,586                --            19,305
                                                --------          --------          --------          --------

    NET INCOME                                  $ 15,065          $ 24,656          $ 31,287          $ 47,984
                                                ========          ========          ========          ========

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
UNAUDITED

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                JUNE 30,                       JUNE 30,
                                         --------------------          --------------------
                                         2004           2003           2004           2003
                                         -----          -----          -----          -----
NET INCOME PER COMMON SHARE:
  Basic:
    Continuing operations                $ .33          $ .31          $ .68          $ .62
    Discontinued operations                 --            .23             --            .42
                                         -----          -----          -----          -----
                                         $ .33          $ .54          $ .68          $1.04
                                         =====          =====          =====          =====

  Diluted:
    Continuing operations                $ .32          $ .30          $ .66          $ .61
    Discontinued operations                 --            .23             --            .41
                                         -----          -----          -----          -----
                                         $ .32          $ .53          $ .66          $1.02
                                         =====          =====          =====          =====

CASH DIVIDENDS PER COMMON SHARE          $ .23          $ .24          $ .46          $ .45
                                         =====          =====          =====          =====

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
UNAUDITED

                                                                   SIX MONTHS ENDED
                                                             -----------------------------
                                                                        JUNE 30,
                                                             -----------------------------
                                                               2004                 2003
                                                             ---------           ---------
OPERATING ACTIVITIES
Net income from continuing operations                        $  31,287           $  28,679
Net income from discontinued operations                             --              19,305
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                                5,997               5,155
    Provision for loan losses                                    8,242               8,030
    Deferred taxes                                               9,962              13,175
    Net gain on sale of securities                                (967)             (1,154)
    Net gain on sale of loans                                   (1,082)             (1,600)
    Proceeds from sale of loans                                 54,205              74,885
    Loans originated for sale                                  (55,581)            (75,358)
    Net change in:
      Interest receivable                                         (955)                914
      Interest payable                                          (5,325)               (427)
    Change in net assets of discontinued operations                 --             (20,142)
    Other, net                                                  (1,831)            (27,836)
                                                             ---------           ---------
      Net cash flows from operating activities                  43,952              23,626
                                                             ---------           ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                             744              (2,067)
  Loans                                                         23,547              (9,770)
  Bank Owned Life Insurance                                         --               1,505
Securities available for sale:
  Purchases                                                   (399,748)           (493,281)
  Sales                                                          8,346              82,271
  Maturities                                                   144,435             164,927
Securities held to maturity:
  Purchases                                                    (24,167)                 --
  Maturities                                                     2,380               1,679
Increase in premises and equipment                                (859)                564
Cash paid in purchase business combinations,
  net of cash acquired                                              --            (150,200)
                                                             ---------           ---------
      Net cash flows from investing activities                (245,322)           (404,372)
                                                             ---------           ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW               (87,279)            180,330
  Time deposits                                                  5,561            (110,554)
  Short-term borrowings                                        184,969             197,043
Increase in long-term debt                                     124,834             153,581
Decrease in long-term debt                                      (9,397)            (12,809)
Purchase of treasury stock                                     (12,936)            (20,361)
Issuance of treasury stock                                      10,883              16,364
Cash dividends paid                                            (21,254)            (20,743)
                                                             ---------           ---------
Net cash flows from financing activities                       195,381             382,851
                                                             ---------           ---------

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS              (5,989)              2,105
Cash and due from banks at beginning of period                 105,160             129,443
                                                             ---------           ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                     $  99,171           $ 131,548
                                                             =========           =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DOLLARS IN THOUSANDS
UNAUDITED

                                                                            Accumulated
                                                                               Other
                                 Compre-             Additional               Compre-       Deferred
                                 hensive    Common    Paid-In    Retained     hensive        Stock      Treasury
                                 Income     Stock     Capital    Earnings     Income      Compensation    Stock       Total
                                 --------  --------  ----------  --------   -----------   ------------  --------    ---------
Balance at December 31, 2003               $    464  $  586,009  $ 11,532   $    10,251                 $ (1,347)   $ 606,909
Net income                       $ 31,287                          31,287                                              31,287
Change in other comprehensive
  income (loss)                   (15,406)                                      (15,406)                              (15,406)
                                 --------
Comprehensive income             $ 15,881
                                 ========
Cash dividends declared -
  $0.46 per share                                                 (21,254)                                            (21,254)
Purchase of common stock                                                                                 (12,937)     (12,937)
Issuance of common stock                                     93    (2,224)                                13,013       10,882
Change in deferred stock
  compensation                                                                            $     (1,858)                (1,858)
Spin-off of Florida operations                         (363,218)                 (1,897)                             (365,115)
                                           --------  ----------  --------   -----------   ------------  --------    ---------
Balance at June 30, 2004                   $    464  $  222,884  $ 19,341   $    (7,052)  $     (1,858) $ (1,271)   $ 232,508
                                           ========  ==========  ========   ===========   ============  ========    =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2004

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

         The Corporation incurred approximately $49.7 million, including $10.5 million incurred by Bankshares, in restructuring expense during 2003 directly attributable to the spin-off of Bankshares. These expenses consisted of a prepayment penalty for refinancing Federal Home Loan Bank (FHLB) debt, early retirement expenses, involuntary separation costs, professional fees and miscellaneous other expenses. As of December 31, 2003, a liability of $12.4 million remained in connection with these expenses. This liability has been reduced during the first six months of 2004 as follows (in thousands):

Liability at December 31, 2003                       $ 12,436
Liability at Bankshares                                (5,200)
Reduction in liability:
  Early retirement expenses and involuntary
    separation costs                                   (2,587)
  Professional fees                                      (471)
  Miscellaneous other expenses                           (316)
                                                     --------
Liability at June 30, 2004                           $  3,862
                                                     ========

         This remaining liability of $3.9 million consists of $3.7 million in early retirement expenses and involuntary separation costs, $24,000 in professional fees and $134,000 in miscellaneous other expenses.

         As a result of the spin-off, the Florida operations' 2003 earnings have been reclassified as discontinued operations on the consolidated statement of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheet for 2003.

EQUITY METHOD INVESTMENT

         The Corporation accounts for its 14.1% ownership of the common stock of Sun Bancorp, Inc. under the equity method. The carrying value of the Corporation's investment in Sun Bancorp is adjusted for the Corporation's share of Sun Bancorp's earnings and reduced by dividends received from Sun Bancorp. Sun Bancorp, a bank holding company headquartered in Lewisburg, Pennsylvania, is a publicly traded company under the stock symbol "SUBI" on the Nasdaq Stock Market. The carrying value of the investment included in other assets was $23.3 million at June 30, 2004.

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

MERGERS AND ACQUISITIONS

         On July 26, 2004, the Corporation announced that it had signed a definitive agreement to acquire the assets of Morrell, Butz and Junker, Inc.
(MBJ), a full-service insurance agency based in Pittsburgh, Pennsylvania. MBJ is one of the largest independent insurance agencies in western Pennsylvania with revenues of $4.0 million. MBJ, which offers property and casualty, life and health, and group benefits coverage to both commercial and individual clients, became a part of the Corporation's existing insurance agency, First National Insurance Agency, Inc., doubling the size of the Corporation's insurance division. This transaction closed on July 30, 2004.

         On May 6, 2004, the Corporation announced that it had signed a definitive merger agreement to acquire Slippery Rock Financial Corporation (Slippery Rock)(OTC BB: SRCK), a bank holding company headquartered in Slippery Rock, Pennsylvania with $335.0 million in assets, in a stock and cash transaction valued at $78.5 million. Under the terms of the merger agreement, shareholders of Slippery Rock may elect to receive $28.00 in cash or 1.41 shares of the Corporation's common stock for each share of Slippery Rock common stock. The merger agreement allocation procedures provide for the exchange of 15 percent of Slippery Rock shares for cash and the remaining Slippery Rock shares exchanged for the Corporation's common stock. This transaction is scheduled to close during the fourth quarter of 2004, pending regulatory and shareholder approval.

         On April 30, 2004, Regency Finance Company (Regency), a subsidiary of the Corporation, completed its previously announced acquisition of eight consumer finance offices in the greater Columbus, Ohio area from The Modern Finance Company, an affiliate of Thaxton Group, Inc., headquartered in South Carolina. This acquisition added approximately $7.0 million in net loan outstandings to Regency's portfolio.

         The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and, as a general rule, the Corporation publicly announces such acquisitions only after a definitive merger agreement has been reached.

DEBENTURES DUE TO A STATUTORY TRUST

         During the first quarter of 2003, F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities). The proceeds from the sale of the capital securities were invested in junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Statutory Trust are its sole assets. Distributions on the capital securities issued by the Statutory Trust are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The rate in effect at June 30, 2004 was 4.36%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the Statutory Trust qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.

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

         FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, was issued in January 2003 and amended in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Corporation has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. The Corporation's interest in these entities were acquired prior to February 1, 2003. At June 30, 2004, the Corporation had recorded investments in other assets on its balance sheet of approximately $2.5 million associated with these investments. The Corporation currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. The Corporation determined that it is not the primary beneficiary of these partnerships and will not consolidate them. Additionally, the Corporation determined that it is not the primary beneficiary of Statutory Trust and will not consolidate it.

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

         The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) 105, Application of Accounting Principles to Loan Commitments, in March 2004. SAB 105 informs registrants that the fair value of the recorded loan commitments that are required to follow derivative accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of a future loan. The provisions of SAB 105 are required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The implementation of SAB 105 did not have a significant impact on the Corporation's financial condition, results of operations or cash flows.

SECURITIES

         Following is a summary of the fair value of securities available for sale (in thousands):

                                                        JUNE 30,          DECEMBER 31,
                                                          2004               2003
                                                       ----------         ------------
U.S. Treasury and other U.S. Government
  agencies and corporations                            $  188,621          $  124,163
Mortgage-backed securities of U.S.
  Government agencies                                     801,255             634,669
States of the U.S. and political subdivisions              30,888              42,408
Other debt securities                                      33,403              32,299
                                                       ----------          ----------
  Total debt securities                                 1,054,167             833,539
Equity securities                                          47,062              45,128
                                                       ----------          ----------
                                                       $1,101,229          $  878,667
                                                       ==========          ==========

         Following is a summary of the amortized cost of securities held to maturity (in thousands):

                                                       JUNE 30,       DECEMBER 31,
                                                         2004             2003
                                                       -------        ------------
U.S. Treasury and other U.S. Government
  agencies and corporations                            $ 2,725          $ 3,761
States of the U.S. and political subdivisions           39,910           17,105
Other debt securities                                    3,159            3,164
                                                       -------          -------
                                                       $45,794          $24,030
                                                       =======          =======

BORROWINGS

         Following is a summary of short-term borrowings (in thousands):

                                                     JUNE 30,        DECEMBER 31,
                                                       2004             2003
                                                     --------        ------------
Securities sold under repurchase agreements          $122,128          $ 81,444
Federal funds purchased                               145,865               865
Federal Home Loan Bank advances                         6,000             6,000
Subordinated notes                                    143,689           144,006
Other short-term borrowings                               253               651
                                                     --------          --------
                                                     $417,935          $232,966
                                                     ========          ========

         Following is a summary of long-term debt (in thousands):

                                           JUNE 30,        DECEMBER 31,
                                             2004              2003
                                           --------        ------------
Federal Home Loan Bank advances            $540,156          $425,141
Debentures due to Statutory Trust           128,866           128,866
Subordinated notes                           30,934            30,517
Other long-term debt                            289               284
                                           --------          --------
                                           $700,245          $584,808
                                           ========          ========

         The Corporation's banking subsidiary has available credit with the FHLB of $1.5 billion, of which $546.2 million was used as of June 30, 2004. These advances are secured by residential real estate loans and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012.

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

         The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                             Three Months Ended                   Six Months Ended
                                                  June 30,                              June 30,
                                       ------------------------------       ------------------------------
                                          2004               2003               2004              2003
                                       ------------      ------------       ------------      ------------
BASIC
Net income from
  continuing operations                $     15,065      $     14,070       $     31,287      $     28,679
Net income from
  discontinued operations                        --            10,586                 --            19,305
Less:  Preferred stock
  dividends declared                             --                (8)                --               (62)
                                       ------------      ------------       ------------      ------------
Earnings applicable to
  basic earnings per share             $     15,065      $     24,648       $     31,287      $     47,922
                                       ============      ============       ============      ============

Average common shares outstanding        46,265,852        46,067,008         46,219,548        46,052,374
                                       ============      ============       ============      ============
Basic earnings per share:
  From continuing operations           $        .33      $        .31       $        .68      $        .62
  From discontinued operations                   --               .23                 --               .42
                                       ------------      ------------       ------------      ------------
  Net income                           $        .33      $        .54       $        .68      $       1.04
                                       ============      ============       ============      ============

                                            Three Months Ended                Six Months Ended
                                                  June 30,                         June 30,
                                       ----------------------------      ----------------------------
                                          2004             2003             2004              2003
                                       -----------      -----------      -----------      -----------
DILUTED
Net income from
  continuing operations                $    15,065      $    14,070      $    31,287      $    28,679
Net income from
  discontinued operations                       --           10,586               --           19,305
                                       -----------      -----------      -----------      -----------
Earnings applicable to
  diluted earnings per share           $    15,065      $    24,656      $    31,287      $    47,984
                                       ===========      ===========      ===========      ===========

Average common shares outstanding       46,265,852       46,067,008       46,219,548       46,052,374
Convertible preferred stock                     --           17,941               --          143,360
Net effect of dilutive stock
  options based on the treasury
  stock method                             777,159          802,811          835,483          692,554
                                       -----------      -----------      -----------      -----------
                                        47,043,011       46,887,760       47,055,031       46,888,288
                                       ===========      ===========      ===========      ===========

Diluted earnings per share:
  From continuing operations           $       .32      $       .30      $       .66      $       .61
  From discontinued operations                  --              .23               --              .41
                                       -----------      -----------      -----------      -----------
  Net income                           $       .32      $       .53      $       .66      $      1.02
                                       ===========      ===========      ===========      ===========

STOCK-BASED COMPENSATION

         In accordance with FAS 148, the following table shows pro forma net income and earnings per share assuming stock-based compensation had been expensed based on the fair value of the compensation granted along with significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data):

                                                          Three Months Ended                  Six Months Ended
                                                               June 30,                            June 30,
                                                    ----------------------------        ----------------------------
                                                       2004              2003              2004              2003
                                                    ----------        ----------        ----------        ----------
Net income from
  continuing operations                             $   15,065        $   14,070        $   31,287        $   28,679
Stock-based employee compensation
  cost included in net income from
  continuing operations, net of tax                         34                19               337                37
Stock-based employee compensation
  cost determined if the fair
  value method had been applied
  to all awards, net of tax                               (593)             (741)           (1,224)           (1,490)
                                                    ----------        ----------        ----------        ----------
Pro forma net income from
  continuing operations                             $   14,506        $   13,348        $   30,400        $   27,226
                                                    ==========        ==========        ==========        ==========

Earnings per share from continuing operations:
    Basic as reported                               $      .33        $      .31        $      .68        $      .62
    Basic pro forma                                        .31               .29               .66               .59
    Diluted as reported                             $      .32        $      .30        $      .66        $      .61
    Diluted pro forma                                      .31               .28               .65               .58

Assumptions:
  Risk-free interest rate                                 3.86%             2.93%             3.86%             2.93%
  Dividend yield                                          4.16%             2.95%             4.16%             2.95%
  Expected stock price volatility                          .25%              .21%              .25%              .25%
  Expected life (years)                                   5.00              5.00              5.00              5.00
  Fair value of options granted                     $    11.79        $    11.79        $    11.79        $    11.79

         As a result of the Corporation's spin-off of its Florida operations, the Corporation developed a methodology designed to adjust the number and exercise price of outstanding F.N.B. Corporation stock options immediately following the completion of the spin-off for the purpose of preserving the equivalent value of these stock options that existed as of the close of business on December 31, 2003. As of June 30, 2004, the Corporation had options outstanding to purchase 2,088,585 shares of common stock at an average price of $11.22 per share.

         During the first quarter of 2004, the Corporation issued 107,285 restricted shares of common stock to key employees and directors of the Corporation under its 2001 Incentive Plan. Under this program, shares awarded to management are earned, in part, by delivering certain financial performance results when compared to peers. The rewards are earned over three- to five-year periods. The unvested portion of these awards, totaling $1.9 million at June 30, 2004, is reflected as deferred stock compensation in the stockholders' equity section of the Corporation's balance sheet.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

         The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

                                     Three Months Ended           Six Months Ended
                                          June 30,                     June 30,
                                    ---------------------       ---------------------
                                     2004           2003          2004          2003
                                    -------       -------       -------       -------
Service cost                        $   955       $   888       $ 1,910       $ 1,776
Interest cost                         1,560         1,467         3,120         2,934
Expected return on plan assets       (1,671)       (1,373)       (3,342)       (2,746)
Net amortization                        223           232           446           464
                                    -------       -------       -------       -------
Net periodic cost                   $ 1,067       $ 1,214       $ 2,134       $ 2,428
                                    =======       =======       =======       =======

         Net periodic postretirement benefit cost includes the following components (in thousands):

                               Three Months Ended        Six Months Ended
                                     June 30,                  June 30,
                               -----------------         -----------------
                               2004         2003         2004         2003
                               ----         ----         ----         ----
Service cost                   $ 82         $ 73         $164         $146
Interest cost                    99           91          198          182
One time charge for
  voluntary retirement           --           37           --           74
Net amortization                 34           25           68           50
                               ----         ----         ----         ----
Net periodic cost              $215         $226         $430         $452
                               ====         ====         ====         ====

         The Corporation sponsors retirement plans for the benefit of its employees. In conjunction with the spin-off of its Florida operations, a portion of the obligations associated with these plans was transferred to Bankshares. Of the December 31, 2003 obligations reported in the Retirement Plans footnote in the Corporation's 2003 Annual Report on Form 10-K, $88.1 million of the $98.7 million accumulated benefit obligation and $101.7 of the $114.0 million projected benefit obligation remained with the Corporation after the spin-off. The fair value of plan assets, which was $84.9 million at December 31, 2003, remained entirely with the Corporation. Of the $11.0 million pension expense for the year ended December 31, 2003, $8.0 million was attributable to continuing operations. With respect to the Other Postretirement Benefit Plans footnote in the Corporation's 2003 Annual Report on Form 10-K, these obligations remained entirely with the Corporation after the spin-off and the related postretirement benefit cost was entirely attributable to continuing operations.

         The Corporation's subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee's contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation's contribution expense was $621,000 for the six months ended June 30, 2004.

CASH FLOW INFORMATION

         Following is a summary of supplemental cash flow information (in thousands):

                                                               Six Months Ended
                                                                     June 30,
                                                              2004             2003
                                                            --------         --------
Cash paid for:
  Interest                                                  $ 45,144         $ 44,896
  Taxes                                                        8,012            8,981

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans            1,886            1,136
  Loans granted in the sale of other real estate                 124               10
  Spin-off of Florida operations                             365,115               --

COMPREHENSIVE INCOME

         The components of comprehensive income, net of related tax, are as follows (in thousands):

                                                    Three Months Ended               Six Months Ended
                                                         June 30,                         June 30,
                                                 ------------------------        ------------------------
                                                   2004            2003            2004            2003
                                                 --------        --------        --------        --------
Net income from
  continuing operations                          $ 15,065        $ 14,070        $ 31,287        $ 28,679
Net income from
  discontinued operations                              --          10,586              --          19,305
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
      Unrealized holding gains
        (losses) arising during
        the period                                (21,941)         11,929         (14,945)          9,785
      Less:  reclassification
        adjustment for gains
        included in net income                       (339)           (502)           (629)           (750)
  Minimum pension liability
    adjustment                                         --              --             168              --
                                                 --------        --------        --------        --------
Other comprehensive income (loss)                 (22,280)         11,427         (15,406)          9,035
                                                 --------        --------        --------        --------
Comprehensive income (loss)                      $ (7,215)       $ 36,083        $ 15,881        $ 57,019
                                                 ========        ========        ========        ========

BUSINESS SEGMENTS

         The Corporation operates in four reportable segments: community banking, wealth management, insurance and consumer finance. The Corporation's community banking subsidiary offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. Wealth Management provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance business includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. It also includes a reinsurer. The Corporation's consumer finance subsidiary is primarily involved in making personal installment loans to individuals. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices. The all other segment includes the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts. The following tables provide financial information for these segments of the Corporation (in thousands).

  At or for the three months          Community       Wealth                            Consumer        All
     ended June 30, 2004               Banking      Management       Insurance          Finance         Other          Consolidated
                                      ----------    ----------       ----------        ----------     ----------       ------------
Interest income                       $   54,249    $        8       $        7        $    7,706     $     (454)       $   61,516
Interest expense                          17,220             2               --             1,169          1,657            20,048
Provision for loan losses                  2,010            --               --             1,610             --             3,620
Non-interest income                       12,376         3,039            1,046               629            290            17,380
Non-interest expense, excluding
  intangible amortization                 25,583         2,349            1,027             3,493            486            32,938
Intangible amortization                      492            --               27                --             --               519
Income tax expense (benefit)               6,615           262                9               762           (942)            6,706
Net income (loss)                         14,705           434              (10)            1,301         (1,365)           15,065

Total assets                           4,562,221         5,713            7,627           152,666         42,868         4,771,095
Total intangibles                         33,284             1            3,325             1,809             --            38,419

  At or for the three months          Community       Wealth                            Consumer         All
      ended June 30, 2003              Banking      Management       Insurance          Finance         Other          Consolidated
                                      ----------    ----------       ----------        ----------     ----------       ------------
Interest income                       $   58,594    $        2       $        6        $    7,065     $     (571)       $   65,096
Interest expense                          20,626             4                1             1,266          1,178            23,075
Provision for loan losses                  2,519            --               --             1,384             --             3,903
Non-interest income                        9,177         3,162              704               442          4,352            17,837
Non-interest expense, excluding
intangible amortization                   24,100         2,609              758             3,164          5,137            35,768
 Intangible amortization                     492             1               28                --             22               543
Income tax expense (benefit)               5,814           313              (23)              605         (1,135)            5,574
Net income (loss) from
 continuing operations                    14,220           237              (54)            1,088         (1,421)           14,070
Net income from discontinued
 operations                                9,578             1            1,007                --             --            10,586
Net income (loss)                         23,798           238              953             1,088         (1,421)           24,656
Total assets from continuing
 operations                            4,425,154         3,640            7,392           148,408         13,083         4,597,677
Total intangibles from
 continuing operations                    32,764            13            4,889             1,809             --            39,475

   At or for the six months            Community      Wealth                          Consumer         All
     ended June 30, 2004                Banking     Management       Insurance         Finance         Other          Consolidated
                                      ----------    ----------       ----------       ----------     ----------       ------------
Interest income                       $  109,522    $       10       $       12       $   14,791     $     (843)       $  123,492
Interest expense                          34,236             5               --            2,365          3,213            39,819
Provision for loan losses                  5,010            --               --            3,232             --             8,242
Non-interest income                       28,053         6,440            2,373            1,060            223            38,149
Non-interest expense, excluding
  intangible amortization                 52,479         4,806            2,054            6,696            995            67,030
Intangible amortization                      984             1               53               --             --             1,038
Income tax expense (benefit)              14,137           615              131            1,336         (1,994)           14,225
Net income (loss)                         30,729         1,023              147            2,222         (2,834)           31,287
Total assets                           4,562,221         5,713            7,627          152,666         42,868         4,771,095
Total intangibles                         33,284             1            3,325            1,809             --            38,419

   At or for the six months           Community       Wealth                             Consumer         All
      ended June 30, 2003              Banking      Management        Insurance          Finance         Other          Consolidated
                                       -------      ----------        ---------          -------         -----          ------------
Interest income                       $  118,432    $        2        $       21        $   14,136     $     (948)       $  131,643
Interest expense                          41,237             4                 4             2,709            515            44,469
Provision for loan losses                  5,256            --                --             2,774             --             8,030
Non-interest income                       22,516         6,094             1,760               910          3,489            34,769
Non-interest expense, excluding
  intangible amortization                 52,242         5,221             1,700             6,282          7,069            72,514
Intangible amortization                      984             2                57                --             43             1,086
Income tax expense (benefit)              12,336           313                26             1,188         (2,229)           11,634
Net income (loss) from
  continuing operations                   28,893           556                (6)            2,093         (2,857)           28,679
Net income from discontinued
  operations                              17,634           (96)            1,767                --             --            19,305
Net income (loss)                         46,527           460             1,761             2,093         (2,857)           47,984
Total assets from continuing
  operations                           4,425,154         3,640             7,392           148,408         13,083         4,597,677
Total intangibles from
  continuing operations                   32,764            13             4,889             1,809             --            39,475

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
F.N.B. Corporation

We have reviewed the accompanying consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of June 30, 2004, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003, and the consolidated statement of stockholders' equity for the six- month period ended June 30, 2004. These financial statements are the responsibility of F.N.B. Corporation's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of F.N.B. Corporation as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein) and in our report dated February 24, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                 /s/ERNST & YOUNG LLP

August 9, 2004

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Management's discussion and analysis represents an overview of the results of operations and financial condition of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes hereto.

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

FINANCIAL INFORMATION SUMMARY

         On January 1, 2004, the Corporation completed the spin-off of its Florida operations into a separate, publicly traded company. As a result of the spin-off, the Florida operations' 2003 earnings have been reclassified to discontinued operations in the consolidated statement of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheet for 2003. Net income was $31.3 million for the first six months of 2004 compared to net income from continuing operations of $28.7 million for the first six months of 2003. Diluted earnings per share were $.66 for the first six months of 2004 compared to diluted earnings from continuing operations of $.61 for the first six months of 2003. Net income for the first six months of 2004 included an after-tax gain on the sale of two branches of $2.7 million.

         Common ratios for results of operations include the return on average assets and the return on average equity. The Corporation's return on average assets was 1.36% for the first six months of 2004, while its return on average equity was 26.03% for the same period.

CRITICAL ACCOUNTING POLICIES

         The Corporation's significant accounting policies as described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting Policies" in the Corporation's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged.

FIRST SIX MONTHS OF 2004 AS COMPARED TO FIRST SIX MONTHS OF 2003:

         The following table provides average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

    Six Months Ended June 30                                    2004                                         2003
                                            ---------------------------------------      --------------------------------------
                                             Average                         Yield/       Average                         Yield/
                                             Balance          Interest        Rate        Balance          Interest        Rate
                                            ----------        --------       ------      ----------        --------       ------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                                 $    1,077        $      6        1.12%      $    3,635   $          15        0.83%
Federal funds sold                                  43              --        0.89            1,635               8        0.99
Securities:
 Taxable                                       929,242          19,767        4.28          683,432          15,299        4.51
 Non-taxable (1)                                73,069           1,970        5.42          138,297           4,686        6.83
Loans (1) (2)                                3,247,741         102,943        6.37        3,224,844         113,035        7.07
                                            ----------        --------                   ----------        --------
  Total interest
   earning assets                            4,251,172         124,686        5.90        4,051,843         133,043        6.62
                                            ----------        --------                   ----------        --------
Cash and due from banks                         98,483                                       97,832
Allowance for loan losses                      (47,263)                                     (47,281)
Premises and equipment                          77,749                                       87,402
Assets of discontinued
 operations                                         --                                    3,241,899
Other assets                                   253,996                                      235,434
                                            ----------                                   ----------
                                            $4,634,137                                   $7,667,129
                                            ==========                                   ==========

LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand                    $  811,332        $  2,812        0.70       $  734,865        $  3,033        0.83
 Savings                                       651,353           1,760        0.54          488,430           1,662        0.69
 Other time                                  1,310,850          20,433        3.13        1,527,298          25,205        3.33
Repurchase agreements                          122,709             522        0.86          124,265             578        0.94
Other short-term borrowings                    250,312           2,095        1.68          188,317           2,985        3.20
Long-term debt                                 595,718          12,197        4.12          477,229          11,006        4.65
                                            ----------        --------                   ----------        --------
  Total interest
   bearing liabilities                       3,742,274          39,819        2.14        3,540,404          44,469        2.53
                                            ----------        --------                   ----------        --------
Non-interest bearing,
 demand deposits                               581,435                                      560,406
Liabilities of discontinued
 operations                                         --                                    2,888,080
Other liabilities                               68,725                                       67,912
                                            ----------                                   ----------
                                             4,392,434                                    7,056,802
                                            ----------                                   ----------
STOCKHOLDERS' EQUITY                           241,702                                      610,327
                                            ----------                                   ----------
                                            $4,634,136                                   $7,667,129
                                            ==========                                   ==========

Net interest earning assets                 $  508,898                                   $  511,439
                                            ==========                                   ==========
Net interest income                                           $ 84,867                                     $ 88,574
                                                              ========                                     ========
Net interest spread                                                           3.76%                                        4.09%
                                                                              =====                                        =====
Net interest margin (3)                                                       4.01%                                        4.41%
                                                                              =====                                        =====

(1) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35% adjusted for certain federal tax preferences. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2) Average balance includes non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(3) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by average interest earning assets.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 (in thousands):

                                            Volume           Rate             Net
                                           --------        --------        --------
Interest Income:
Interest bearing deposits with banks       $    (18)       $      9        $     (9)
Federal funds sold                               (4)             (4)             (8)
Securities (1)                                3,317          (1,565)          1,752
Loans (1)                                       780         (10,872)        (10,092)
                                           --------        --------        --------
                                              4,075         (12,432)         (8,357)
                                           --------        --------        --------
Interest Expense:
Deposits:
  Interest bearing demand                       437            (658)           (221)
  Savings                                       281            (183)             98
  Other time                                 (3,351)         (1,421)         (4,772)
Repurchase agreements                            (7)            (49)            (56)
Other short-term borrowings                   2,010          (2,900)           (890)
Long-term debt                                2,202          (1,011)          1,191
                                           --------        --------        --------
                                              1,572          (6,222)         (4,650)
                                           --------        --------        --------
Net Change                                 $  2,503        $ (6,210)       $ (3,707)
                                           ========        ========        ========

(1) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35% adjusted for certain federal tax preferences. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2) The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

         During 2003, in order to help revive economic growth, the Federal Reserve Board reduced its target federal funds rate to the lowest level in nearly 45 years. During the first and second quarter of 2003, concerns about continued economic weakness and possible disinflation drove mid-term and long-term treasury yields down significantly. This, in turn, sparked the refinancing of mortgages in the Corporation's loan and mortgage-backed securities portfolios. Thus, the lower interest rate levels experienced during 2003 and 2004 contributed to the decline in net interest margin as the yield on earning assets declined by more than the rate on interest bearing liabilities. The impact of future rate changes on the Corporation's net income is discussed further within the "Liquidity and Interest Rate Sensitivity" section.

Net Interest Income

         Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. Net interest income totaled $83.7 million for the first six months of 2004, as compared to $87.2 million for the first six months of 2003. On a fully taxable equivalent basis, net interest income totaled $84.9 million and $88.6 million for these same periods, respectively. On a fully taxable equivalent basis, net interest income consisted of interest income of $124.7 million and interest expense of $39.8 million for the first six months of 2004 compared to $133.0 million and $44.5 million for each, respectively, for the first six months of 2003. The Corporation's net interest margin decreased 40 basis points to 4.01% for the six months ended June 30, 2004 as compared to 4.41% for the six months ended June 30, 2003.

         Total interest income, on a fully taxable equivalent basis, decreased $8.4 million or 6.3% for the first six months of 2004, as compared to the first six months of 2003. This decrease was the result of lower yield, partially offset by higher average earning assets. The impact of the lower yield was $12.4 million while the impact of higher average earning assets was $4.1 million. The decrease in yield was caused primarily by loan refinancing activity and scheduled repricing of adjustable rate loans to lower market rates, coupled with accelerated prepayments of mortgage-backed securities. Average earning assets increased by $199.3 million or 4.9% from the first six months of 2003 to the first six months of 2004. This growth was primarily due to an increase of $180.6 million in average investment securities coupled with an increase of $22.9 million in average loan outstandings. Commercial, direct installment and consumer lines of credit increased a combined $262.4 million from the first six months of 2003, while planned reductions in indirect installment, residential mortgages and lease financing combined for a decrease of $229.8 million over this same period. This shift in loan mix is the result of the Corporation's strategic initiatives to improve asset quality and fee income while focusing on more advantageous loan originations consistent with relationship lending.

         Total interest expense decreased $4.7 million or 10.5% for the first six months of 2004, as compared to the first six months of 2003. This decrease was driven primarily by the lower rate paid on interest bearing liabilities, partially offset by an increase in average interest bearing liabilities to fund the growth in earning assets. The impact of a lower rate paid was $6.2 million while the impact of higher average interest bearing liabilities was $1.6 million. The decrease in rates paid was driven primarily by actions taken by the Corporation to reduce rates paid on deposits and a reduction in the cost of debt, which was the result of the early retirement of FHLB borrowings during the third quarter of 2003. Average balances for total deposits and repurchase agreements, other short-term borrowings and long-term debt increased by $21.4 million, $62.0 million and $118.5 million, respectively, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003.

PROVISION FOR LOAN LOSSES

         The provision for loan losses was $8.2 million for the first six months of 2004, as compared to $8.0 million for the first six months of 2003. The allowance for loan losses as a percentage of total loans remained constant at 1.43% for both June 30, 2004 and June 30, 2003.

NON-INTEREST INCOME

         Total non-interest income was $38.1 million for the first six months of 2004, as compared to $34.8 million for the same period of 2003. The first six months of 2004 included a gain on the sale of two branches totaling $4.1 million. The Corporation's fee income from insurance and wealth management activities increased 2.7% to $11.0 million for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. Contingent fee income from insurance operations and increased sales of annuities and mutual funds through the branch network contributed to the higher fee income in 2004. Partially offsetting these increases, gain on the sale of mortgage loans decreased $518,000 due to a lower volume of mortgage loan originations as higher interest rates in 2004 have led to a slowdown in mortgage refinancing activity.

NON-INTEREST EXPENSE

         Total non-interest expense was $68.1 million for the first six months of 2004, as compared to $73.6 million for the first six months of 2003. In concert with the spin-off of its Florida operations, the Corporation initiated a cost reduction initiative in the third quarter of 2003 and completed it by December 31, 2003. As a result of this cost reduction initiative, the Corporation realized an expense reduction of $5.5 million, or 7.5%, for the first six months of 2004, as compared to the first six months of 2003. The resulting efficiency ratio for the first six months of 2004 was 54.49%, which included a benefit of 1.89% from the gain on the sale of branches.

INCOME TAXES

         The Corporation's income tax was $14.2 million for the first six months of 2004 compared to $11.6 million for the same period of 2003. The effective tax rate of 31.3% for the six months ended June 30, 2004 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

SECOND QUARTER OF 2004 AS COMPARED TO SECOND QUARTER OF 2003:

         The following table provides average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Quarter Ended June 30

                                                                2004                                   2003
                                            --------------------------------------       ----------------------------
                                             Average                         Yield/       Average               Yield/
                                             Balance          Interest        Rate        Balance    Interest   Rate
ASSETS                                      ----------        --------       ------      ----------  --------   -----
Interest earning assets:
Interest bearing deposits
 with banks                                 $    1,493        $      3        0.81%      $    5,922  $     11    0.75%
Federal funds sold                                  --              --          --            3,150         8    1.02
Securities:
 Taxable                                       942,152          10,042        4.29          803,992     8,472    4.23
 Non-taxable (1)                                75,849           1,006        5.33          134,700     2,363    7.04
Loans (1) (2)                                3,232,935          51,062        6.35        3,227,472    54,927    6.83
                                            ----------        --------                   ----------  --------
  Total interest
   earning assets                            4,252,429          62,113        5.87        4,175,236    65,781    6.32
                                            ----------        --------                   ----------  --------
Cash and due from banks                         99,742                                      108,969
Allowance for loan losses                      (47,336)                                     (47,161)
Premises and equipment                          76,780                                       97,013
Assets of discontinued
 operations                                         --                                    3,666,530
Other assets                                   255,615                                      208,886
                                            ----------                                   ----------
                                            $4,637,230                                   $8,209,473
                                            ==========                                   ==========
LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand                    $  847,556        $  1,612        0.76       $  800,156  $  1,908    0.96
 Savings                                       604,162             702        0.47          491,377       774    0.63
 Other time                                  1,315,482          10,264        3.14        1,490,213    12,190    3.28
Repurchase agreements                          128,337             280        0.88          103,560       294    1.14
Other short-term borrowings                    235,144           1,226        2.10          289,649     1,728    2.39
Long-term debt                                 605,049           5,964        3.96          555,211     6,181    4.47
                                            ----------        --------                   ----------  --------
  Total interest
   bearing liabilities                       3,735,730          20,048        2.16        3,730,166    23,075    2.48
                                            ----------        --------                   ----------  --------
Non-interest bearing,
 demand deposits                               593,299                                      569,989
Liabilities of discontinued
 operations                                         --                                    3,235,309
Other liabilities                               68,534                                       60,747
                                            ----------                                   ----------
                                             4,397,563                                    7,596,211
                                            ----------                                   ----------
STOCKHOLDERS' EQUITY                           239,667                                      613,262
                                            ----------                                   ----------
                                            $4,637,230                                   $8,209,473
                                            ==========                                   ==========
Net interest earning assets                 $  516,699                                   $  445,070
                                            ==========                                   ==========
Net interest income                                           $ 42,065                               $ 42,706
                                                              ========                               ========
Net interest spread                                                           3.72%                              3.84%
                                                                              ====
Net interest margin (3)                                                       3.98%                              4.10%
                                                                              ====

(1) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35% adjusted for certain federal tax preferences. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2) Average balance includes non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(3) Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by average interest earning assets.

         The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003 (in thousands):

                                                              Volume         Rate           Net
                                                              -------       -------       -------
Interest Income:
Interest bearing deposits with banks                          $    (9)      $     1       $    (8)
Federal funds sold                                                 (4)           (4)           (8)
Securities (1)                                                    578          (365)          213
Loans (1)                                                          95        (3,960)       (3,865)
                                                              -------       -------       -------
                                                                  660        (4,328)       (3,668)
                                                              -------       -------       -------
Interest Expense:
Deposits:
  Interest bearing demand                                         118          (414)         (296)
  Savings                                                         676          (748)          (72)
  Other time                                                   (1,412)         (514)       (1,926)
Repurchase agreements                                             300          (314)          (14)
Other short-term borrowings                                      (305)         (197)         (502)
Long-term debt                                                    801        (1,018)         (217)
                                                              -------       -------       -------
                                                                  178        (3,205)       (3,027)
                                                              -------       -------       -------
Net Change                                                    $   482       $(1,123)      $  (641)
                                                              =======       =======       =======

(1) The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35% adjusted for certain federal tax preferences. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(2) The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

NET INTEREST INCOME

         During the second quarter of 2004, net interest income of $41.5 million decreased $553,000 or 1.3% from the same period last year. While the Corporation's net interest margin decreased 12 basis points to 3.98% in the second quarter of 2004, earning assets increased $77.2 million or 1.8% from the same period last year.

         Total interest income of $61.5 million for the second quarter of 2004 decreased $3.6 million or 5.5% from the same period last year, primarily due to a decrease of 45 basis points in the yield on earning assets to 5.87% in the second quarter of 2004. A lower interest rate environment in 2004 as compared to 2003 led to lower yields earned on loans and investment securities. Partially offsetting the decrease in yield, average earning assets of $4.3 billion for the second quarter of 2004 increased $77.2 million or 1.8% primarily driven by growth in the investment security portfolio. In addition, average loan outstandings increased $5.5 million in the second quarter of 2004 from the same period last year. While commercial and consumer loans grew a combined $241.6 million, indirect loans, mortgage loans and automobile leases decreased a combined $224.4. These strategic changes in the Corporation's loan mix are designed to improve asset quality, generate fee income and focus on more advantageous loan originations consistent with interest rate risk management and relationship lending.

         Total interest expense of $20.0 million for the second quarter of 2004 decreased $3.0 million or 13.1% from the same period last year, primarily due to a decrease of 32 basis points in the Corporation's cost of funds to 2.16% in the second quarter of this year. This decrease was a direct result of the Corporation's efforts to reduce rates paid on deposits coupled with customers re-investing funds into lower rate certificates of deposit. In addition, the Corporation early retired higher rate FHLB borrowings in the third quarter of 2003.

PROVISION FOR LOAN LOSSES

         The provision for loan losses totaled $3.6 million for the second quarter of 2004, as compared to $3.9 million for the second quarter of 2003, as credit quality improvements during the second quarter of 2004 permitted a reduction in the provision for loan losses for the quarter. These improvements are evidenced by a decrease of 6 basis points in net charge-offs to average loans to .46% for the second quarter of 2004. Additionally, non-performing loans to total loans decreased 5 basis points to .87% for the second quarter of 2004, while non-performing assets to total assets decreased 5 basis points to .66% for this same period.

NON-INTEREST INCOME

         Non-interest income of $17.4 million for the second quarter of 2004 decreased $457,000 or 2.6% from the second quarter of 2003, primarily due to a decrease of $250,000 in gain on sales of securities. Wealth management fees, comprised of trust income and securities commissions and fees, also decreased slightly to $2.9 million in the second quarter of 2004 from $3.1 million in the second quarter of 2003.

NON-INTEREST EXPENSE

         Non-interest expense of $33.5 million in the second quarter of 2004 decreased $2.9 million or 7.9% from the same period last year, driven primarily by the Corporation's cost reduction initiative implemented during the second half of 2003 in anticipation of the spin-off of the Florida operations. More specifically, salaries and employee benefits expense of $17.0 million and occupancy and equipment expense of $6.0 million in the second quarter of 2004 decreased $1.9 million or 10.3% and $740,000 or 11.0%, respectively, from the same period last year.

INCOME TAXES

         The Corporation's income tax expense of $6.7 million for the second quarter of 2004 compared to $5.6 million for the same period of 2003. This increase was driven primarily by an increase in pretax income coupled with an increase in the Corporation's effective tax rate to 30.8% in the second quarter of 2004, compared to 28.4% for the same period last year. This increase in effective tax rate was driven by a decrease in the mix of tax-exempt earning assets this year.

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

         Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are resold in the secondary market. Proceeds from the sale of mortgage loans totaled $54.2 million for the first six months of 2004.

         Liquidity sources from liabilities are generated primarily through deposits. As of June 30, 2004, deposits comprised 70.4% of total liabilities. To a lesser extent, the Corporation also makes use of wholesale sources which include federal funds purchased, repurchase agreements and public deposits. In addition, the banking affiliate has the ability to borrow funds from the FHLB. FHLB advances are a competitively priced and reliable source of funds. The Corporation has made use of FHLB advances and has a large reserve available for contingency funding purposes. As of June 30, 2004, outstanding advances were $546.2 million, or 11.4% of total assets, while FHLB availability was $1.5 billion, or 30.6% of total assets.

         The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation's dividend reinvestment plan since 1991. In addition, the Corporation has repurchased shares for specific re-issuance in connection with certain business combinations accounted for as purchase transactions. During the first six months of 2004 and 2003, the Corporation purchased 633,044 and 713,327 treasury shares totaling $12.9 million and $20.8 million, respectively, and re-issued 612,141 and 755,148 treasury shares totaling $13.0 million and $21.8 million, respectively.

         The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks totaling $101.0 million, which were unused as of June 30, 2004. The Corporation also issues subordinated debt on a regular basis and its banking affiliate has access to the Federal Reserve Bank as well as access to the capital markets.

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

         Gap and EVE are static measures which do not incorporate assumptions regarding future business. Gap, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE's long term horizon helps identify changes in optionality and longer-term positions. However, EVE's liquidation perspective does not translate into the earnings based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios.

         The following gap analysis attempts to measure the interest rate risk of the Corporation by comparing the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities maturing within a one year period was .91 at June 30, 2004, as compared to .93 at June 30, 2003. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

         Following is the gap analysis as of June 30, 2004 (dollars in thousands):

                                                    Within       2-3                 4-6           7-12          Total
                                                   1 Month     Months               Months        Months        1 Year
                                                  ----------  ---------           ----------   ------------   ----------
INTEREST EARNING ASSETS (IEA)
Loans                                             $  716,149  $ 143,497             $226,352       $370,485   $1,456,483
Investments                                           14,000     27,398               39,226         88,700    1  69,324
                                                  ----------  ---------           ----------   ------------   ----------
                                                     730,149    170,895              265,578        459,185    1,625,807
INTEREST BEARING LIABILITIES (IBL)
Non-maturity deposits                             $  538,693                                                  $  538,693
Time deposits                                         74,829  $ 136,792           $  188,138       $376,153      775,912
Borrowings                                           392,319     27,846               16,832         25,925      462,922
                                                  ----------  ---------           ----------   ------------   ----------
                                                   1,005,841    164,638              204,970        402,078    1,777,527
GAP:
Period                                            $ (275,692) $   6,257           $   60,608    $    57,107   $ (151,720)
                                                  ==========  =========           ==========   ============   ==========
Cumulative                                        $ (275,692) $(269,435)          $ (208,827)  $   (151,720)
                                                  ==========  =========           ==========   ============

IEA/IBL (CUMULATIVE)                                     .73        .77                  .85            .91
                                                  ==========  =========           ==========   ============

CUMULATIVE GAP TO IEA                                  (6.30)     (6.15)               (4.77)         (3.47)
                                                  ==========  =========           ==========   ============

         The allocation of non-maturity deposits to the one-month maturity bucket is based on the estimated sensitivity of each product to changes in market rates. For example, if a product's rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this bucket.

         The following table presents an analysis of the potential sensitivity of the Corporation's annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

                                                JUNE 30,
                                             --------------
                                             2004      2003
                                             ----      ----
Net interest income change (12 months):

  - 100 basis points                         (1.5)%     (4.6)%
  + 100 basis points                          0.0%       0.2%

Economic value of equity:
  - 100 basis points                          9.2%      (9.0)%
  + 100 basis points                         (9.9)%      0.5%


         The Corporation's ALCO is responsible for the identification and management of interest rate risk exposure. As such, the Corporation continuously evaluates strategies to minimize its exposure to interest rate fluctuations. In order to help mitigate the effect of rising interest rates, the ALCO transacted strategies during the second quarter of 2004 including limiting the length of terms of securities acquired, promoting long-term certificates of deposit, locking long-term wholesale funds through the FHLB and selling fixed rate mortgages. The measures identified above are well within the Corporation's Asset/Liability Policy.

         The change in EVE from the prior period signifies the significant decline in refinancing activity in certain investments and loans due to higher interest rates. The slower cash flows and higher interest rates create a larger decline in the value of these portfolios. As a going concern, with no plans to liquidate these positions, this decrease in value will not be reflected in earnings. Furthermore, EVE is a volatile, static present value over the life of the balance sheet. As such, it does not reflect future business and ALCO strategies designed to mitigate the effect to earnings from these slowly evolving positions.

         The Corporation recognizes that earnings simulation models are based on methodologies which may have inherent shortcomings. Further, earnings simulations require certain assumptions, such as prepayment rates on earnings assets and pricing impact on non-maturity deposits, be made, which may differ from actual experience. These business assumptions are based upon the Corporation's experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurances that modeled results will approximate actual results.

DEPOSITS

         Following is a summary of deposits (in thousands):

                                               JUNE 30, DECEMBER 31,
                                                 2004         2003
                                              ----------   ----------
Non-interest bearing                          $  589,146   $  592,795
Savings and NOW                                1,439,348    1,513,526
Certificates and other time deposits           1,329,298    1,333,189
                                              ----------   ----------
  Total deposits                               3,357,792    3,439,510
Securities sold under repurchase agreements      122,128       81,444
                                              ----------   ----------
  Total deposits and repurchase agreements    $3,479,920   $3,520,954
                                              ==========   ==========

         Total deposits and repurchase agreements decreased $41.0 million from December 31, 2003 to June 30, 2004. In February 2004, the Corporation sold $39.9 million in deposits associated with the divestiture of two branches in non-strategic locations. The deposits sold were comprised of $6.1 million, $11.4 million and $22.4 million in non-interest bearing, savings and NOW and certificates of deposits, respectively. Excluding this sale, the Corporation grew non-maturity deposits and took advantage of opportunities to shift certain non-maturity deposits to longer maturity certificates of deposits in order to help mitigate the risk of rising interest rates.

         Repurchase agreements, mostly with the Corporation's commercial customers, increased $40.7 million as the Corporation was successful in attracting new customers and expanding existing relationships at favorable interest rates. This strategy allows for the Corporation to expand commercial relationships by providing additional valuable services and information to its customers.

LOANS

         Following is a summary of loans (in thousands):

                           JUNE 30,   DECEMBER 31,
                            2004         2003
                          ----------   ----------
Commercial                $1,324,050   $1,297,559
Direct installment           796,730      776,716
Consumer line of credit      234,364      229,005
Residential mortgages        440,344      468,173
Indirect installment         408,796      452,170
Lease financing                9,325       16,594
Other                         13,280       18,980
                          ----------   ----------
                          $3,226,889   $3,259,197
                          ==========   ==========

         The Corporation's loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation's primary market area of western and central Pennsylvania and northeastern Ohio. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.

         Total loans decreased $32.3 million from December 31, 2003 to June 30, 2004. This decrease was driven by planned reductions in indirect installment, residential mortgages and lease financing, which decreased $43.4 million, $27.8 million and $7.3 million, respectively, from December 31, 2003. Partially offsetting these tactical reductions were increases in more desirable segments of the loan portfolio. Commercial, direct installment and consumer lines of credit increased by $26.5 million, $20.0 million and

$5.4 million, respectively, from December 31, 2003. These strategic initiatives are designed to improve asset quality and fee income while focusing attention on more advantageous loan originations consistent with relationship lending.

NON-PERFORMING ASSETS

         Non-performing assets include non-performing loans and other real estate owned. Non-performing loans include non-accrual loans and restructured loans. Management classifies non-performing commercial loans over $250,000 as impaired. Non-accrual loans represent loans on which interest accruals have been discontinued. It is the Corporation's policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days or more depending on the loan type unless the loan is both well-secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Commercial loan charge-offs, either in whole or in part, are generally made as soon as facts and circumstances raise a serious doubt as to the collectibility of all or a portion of the principal. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

         Non-performing loans are closely monitored on an ongoing basis as part of the Corporation's loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

         Following is a summary of non-performing assets (2003 information based on continuing operations)(dollars in thousands):

                                                     JUNE 30,     DECEMBER 31,
                                                      2004           2003
                                                     -------        -------
Non-performing assets:
  Non-accrual loans                                  $22,353        $22,449
  Restructured loans                                   5,753          5,719
                                                     -------        -------
    Total non-performing loans                        28,106         28,168
  Other real estate owned                              3,399          3,109
                                                     -------        -------
    Total non-performing assets                      $31,505        $31,277
                                                     =======        =======
Asset quality ratios:
  Non-performing loans as percent of total loans         .87%           .86%
  Non-performing assets as percent of total assets       .66%           .69%

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents management's estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loan losses are recognized and loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. Naturally, this evaluation is subjective and requires material estimates that may change over time.

         The components of the allowance for loan losses represent estimates based upon FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. FAS 5 applies to smaller balance homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as larger balance commercial loans that are not individually evaluated for impairment under FAS 114. FAS 114 is applied to larger balance commercial loans that are considered impaired.

         Under FAS 114, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal or interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Commercial loans excluded from FAS 114 individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans in accordance with FAS 5.

         In estimating loan loss contingencies, management applies historical loss rates and also considers how the loss rates may be impacted by changes in current economic conditions, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Smaller balance homogeneous loan pools are evaluated using similar criteria that are based upon historical loss rates of various loan types. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary.

         This determination inherently involves a high degree of uncertainty and considers current risk factors that may not have occurred in the Corporation's historical loss experience.

         Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                         Three Months Ended        Six Months Ended
                                                June 30,                  June 30,
                                        ---------------------     ---------------------
                                         2004          2003         2004        2003
                                        --------     --------     --------     --------
Balance at beginning of period          $ 46,227     $ 46,625     $ 46,139     $ 46,984

Reduction due to loan sale                   (54)          --          (54)          --
Charge-offs                               (4,418)      (4,722)      (9,499)      (9,726)
Recoveries                                   724          524        1,271        1,042
                                        --------     --------     --------     --------
  Net charge-offs                         (3,694)      (4,198)      (8,228)      (8,684)
Provision for loan losses                  3,620        3,903        8,242        8,030
                                        --------     --------     --------     --------
Balance at end of period                $ 46,099     $ 46,330     $ 46,099     $ 46,330
                                        ========     ========     ========     ========

Allowance for loan losses to:
  Total loans, net of unearned income                                 1.43%        1.43%
  Non-performing loans                                              164.02%      155.97%
Annualized net charge-offs to
  average loans                             0.46%        0.52%        0.51%        0.54%

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

         As of March 31, 2004, the Corporation and its banking subsidiary have been categorized by the various banking regulators as "well capitalized" under the regulatory framework for prompt corrective action. As of June 30, 2004, the Corporation and its banking subsidiary meet all capital adequacy requirements to which they are subject.

         Following are capital ratios as of June 30, 2004 for the Corporation (dollars in thousands):

                                                          Well Capitalized          Minimum Capital
                                         Actual              Requirements            Requirements
                                 ------------------       ------------------       -----------------
                                  Amount      Ratio        Amount      Ratio        Amount      Ratio
                                 --------     -----       --------     -----       --------     -----
Total Capital                    $378,515      11.7%      $324,637      10.0%      $259,710      8.0%
  (to risk-weighted assets)
Tier 1 Capital                    281,470       8.7%       194,782       6.0%       129,855      4.0%
  (to risk-weighted assets)
Tier 1 Capital                    281,470       6.1%       229,683       5.0%       183,746      4.0%
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

         CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation's internal controls over financial reporting that occurred during the Corporation's fiscal quarter ended June 30, 2004, as required by paragraph (d) of Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                ISSUER PURCHASES OF EQUITY SECURITIES

                                            Total Number
                                             of Shares           Maximum Number
                     Total                  Purchased as      of Shares that May
                    Number     Average     Part of Publicly     yet be Purchased
                   of Shares  Price Paid   Announced Plans        Under the
  Month Ending     Purchased  Per Share     or Programs        Plans or Programs
-----------------  ---------  ----------   ----------------    -----------------
April 30, 2004        88,200     $21.56          N/A                 N/A
May 31, 2004          39,000     $19.53          N/A                 N/A
June 30, 2004         63,000     $19.91          N/A                 N/A

         All shares were purchased through the open-market, and are not part of a publicly announced purchase plan. It has been the Corporation's practice to fund the shares required for employee benefit programs through share purchases. This practice may be discontinued at the Corporation's discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Shareholders of F.N.B. Corporation was held May 12,2004. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation's solicitations.

         All of the Corporation's nominees for directors as listed in the proxy statement were elected with the following votes:

                                                          Votes             Votes
                                                          "For"            Withheld
                                                        ----------         --------
William B. Campbell                                     36,990,633           469,921
Henry M. Ekker                                          35,237,692         2,222,862
Robert B. Goldstein                                     36,485,273           975,281
Stephen J. Gurgovits                                    37,019,403           441,152
Harry F. Radcliffe                                      35,550,698         1,909,856
John W. Rose                                            36,929,656           530,898

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

                  31.1. Rule 13a-14(a)/15(d) - 14(a) Certification of Chief Executive Officer. (filed herewith).

                  31.2. Rule 13a-14(a)/15(d) - 14(a) Certification of Chief Financial Officer. (filed herewith).

                  32.1. Section 1350 Certification of Chief Executive Officer. (filed herewith).

                  32.2. Section 1350 Certification of Chief Financial Officer. (filed herewith).

         (b)      Reports on Form 8-K

                  The Corporation has filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:

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

                  The Corporation has filed the following Current Reports on Form 8-K after June 30, 2004:

                  July 21, 2004 - Items 7 and 12. The Corporation reported its issuance of a press release announcing its financial results for the quarter ended June 30, 2004.

                  August 2, 2004 - Items 5 and 7. The Corporation announced its definitive agreement to acquire the assets of Morrell, Butz and Junker, Inc. The transaction closed on July 30, 2004.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           F.N.B. Corporation
                                           (Registrant)

Dated: AUGUST 9, 2004                      /s/ STEPHEN J. GURGOVITS
                                           -------------------------------------
                                           Stephen J. Gurgovits
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: AUGUST 9, 2004                      /s/ BRIAN F. LILLY
                                           -------------------------------------
                                           Brian F. Lilly
                                           Chief Financial Officer
                                           (Principal Financial Officer)