Form 10-Q
period 2004-09-30
FNB CORP/FL/
filed 2004-11-09
CIK 37808

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)
   [X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2004

                                       OR

   [ ]              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ______________________ to ____________________

   Commission file number 001-31940

                               F.N.B. CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Florida                                   25-1255406
- -----------------------------------      -------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

                    One F.N.B. Boulevard, Hermitage, PA 16148
- --------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (724) 981-6000
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

Yes [X]      No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                         Outstanding at October 31, 2004
Common Stock, $0.01 Par Value                   49,960,618 Shares
- -----------------------------                   -----------------

F.N.B. CORPORATION
FORM 10-Q
September 30, 2004
INDEX

                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

           Consolidated Balance Sheets (unaudited)                                2
           Consolidated Statements of Income (unaudited)                          3
           Consolidated Statements of Cash Flows (unaudited)                      5
           Consolidated Statement of Stockholders' Equity (unaudited)             6
           Notes to Consolidated Financial Statements                             7
           Report of Independent Registered Public Accounting Firm               22

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                               23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk              39

Item 4.  Controls and Procedures                                                 39

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                       40

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds             40

Item 3.  Defaults Upon Senior Securities                                         40

Item 4.  Submission of Matters to a Vote of Security Holders                     40

Item 5.  Other Information                                                       40

Item 6.  Exhibits                                                                41

Signatures                                                                       42

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DOLLARS IN THOUSANDS, EXCEPT PAR VALUES


                                                       SEPTEMBER 30,    DECEMBER 31,
                                                           2004             2003
                                                       --------------   ------------
                                                         UNAUDITED
                                                       --------------
ASSETS
Cash and due from banks                                   $   97,251      $  105,160
Interest bearing deposits with banks                             844           1,152
Short-term investments                                        14,126              --
Securities available for sale                                568,713         878,667
Securities held to maturity (fair
  value of $561,059 and $24,823)                             557,592          24,030
Mortgage loans held for sale                                   4,387           1,435
Loans, net of unearned income of $29,851 and $31,646       3,219,735       3,259,197
Allowance for loan losses                                    (46,151)        (46,139)
                                                          ----------      ----------
    NET LOANS                                              3,173,584       3,213,058
                                                          ----------      ----------

Premises and equipment                                        73,876          79,618
Goodwill                                                      34,428          28,710
Other assets                                                 208,741         225,344
Assets of discontinued operations                                 --       3,751,136
                                                          ----------      ----------
    TOTAL ASSETS                                          $4,733,542      $8,308,310
                                                          ==========      ==========

LIABILITIES
Deposits:
  Non-interest bearing demand                             $  612,347      $  592,795
  Savings and NOW                                          1,495,621       1,513,526
  Certificates and other time deposits                     1,316,509       1,333,189
                                                          ----------      ----------
    TOTAL DEPOSITS                                         3,424,477       3,439,510

Other liabilities                                             64,544          58,096
Short-term borrowings                                        345,879         232,966
Long-term debt                                               639,113         584,808
Liabilities of discontinued operations                            --       3,386,021
                                                          ----------      ----------
    TOTAL LIABILITIES                                      4,474,013       7,701,401
                                                          ----------      ----------

STOCKHOLDERS' EQUITY
Common stock - $0.01 par value
  Authorized - 500,000,000 shares
  Issued - 46,767,147 and 46,354,673 shares                      468             464
Additional paid-in capital                                   231,107         586,009
Retained earnings                                             22,981          11,532
Accumulated other comprehensive income                         8,230          10,251
Deferred stock compensation                                   (1,693)             --
Treasury stock - 70,481 and 40,764 shares at cost             (1,564)         (1,347)
                                                          ----------      ----------
    TOTAL STOCKHOLDERS' EQUITY                               259,529         606,909
                                                          ----------      ----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $4,733,542      $8,308,310
                                                          ==========      ==========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
UNAUDITED

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                              -------------------  ------------------
                                                2004       2003      2004       2003
                                              --------   --------  --------   --------
INTEREST INCOME
Loans, including fees                         $ 51,714   $ 53,625  $154,099   $166,020
Securities:
  Taxable                                       11,298      7,912    30,609     24,123
  Nontaxable                                       651        923     1,837      3,082
  Dividends                                        282        393       887      1,248
Other                                                5         15        10         38
                                              --------   --------  --------   --------
   TOTAL INTEREST INCOME                        63,950     62,868   187,442    194,511
                                              --------   --------  --------   --------

INTEREST EXPENSE
Deposits                                        13,266     14,272    38,271     44,172
Short-term borrowings                            2,532      2,126     5,149      5,689
Long-term debt                                   6,085      5,474    18,282     16,480
                                              --------   --------  --------   --------
   TOTAL INTEREST EXPENSE                       21,883     21,872    61,702     66,341
                                              --------   --------  --------   --------
   NET INTEREST INCOME                          42,067     40,996   125,740    128,170
Provision for loan losses                        3,570      4,285    11,812     12,315
                                              --------   --------  --------   --------
   NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                  38,497     36,711   113,928    115,855
                                              --------   --------  --------   --------

NON-INTEREST INCOME
Service charges                                  8,676      8,643    25,239     25,675
Insurance commissions and fees                   3,257      2,424     8,161      7,236
Securities commissions and fees                  1,069        997     3,601      3,122
Trust                                            1,693      1,829     5,242      5,592
Gain on sale of securities                         470        733     1,437      1,887
Gain on sale of loans                              365        962     1,447      2,562
Gain on sale of branches                            --         --     4,135         --
Other                                            3,261      2,003     7,678      6,286
                                              --------   --------  --------   --------
   TOTAL NON-INTEREST INCOME                    18,791     17,591    56,940     52,360
                                              --------   --------  --------   --------

NON-INTEREST EXPENSE
Salaries and employee benefits                  18,117     26,510    53,411     65,498
Net occupancy                                    2,749      2,855     8,155      8,467
Equipment                                        3,375      4,083     9,661     11,707
Debt extinguishment penalty                      1,213     20,737     1,213     20,737
Other                                           10,448     13,284    31,530     34,660
                                              --------   --------  --------   --------
   TOTAL NON-INTEREST EXPENSE                   35,902     67,469   103,970    141,069
                                              --------   --------  --------   --------
   INCOME (LOSS) BEFORE INCOME TAXES            21,386    (13,167)   66,898     27,146
Income taxes                                     6,690     (5,352)   20,915      6,282
                                              --------   --------  --------   --------
   INCOME (LOSS) FROM CONTINUING OPERATIONS     14,696     (7,815)   45,983     20,864
Earnings from discontinued operations,
  net of taxes of $3,749 and $13,541                --      8,299        --     27,604
                                              --------   --------  --------   --------
   NET INCOME                                 $ 14,696   $    484  $ 45,983   $ 48,468
                                              ========   ========  ========   ========

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (CONTINUED)
DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA
UNAUDITED

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                           ------------------   ------------------
                                             2004       2003     2004       2003
                                           --------   -------   ------     ------
NET INCOME PER COMMON SHARE:
  Basic:
    Continuing operations                    $.32      $(.17)     $.99      $ .45
    Discontinued operations                    --        .18        --        .60
                                             ----      -----      ----      -----
                                             $.32      $ .01      $.99      $1.05
                                             ====      =====      ====      =====

  Diluted:
    Continuing operations                    $.31      $(.17)     $.98      $ .44
    Discontinued operations                    --        .18        --        .59
                                             ----      -----      ----      -----
                                             $.31      $ .01      $.98      $1.03
                                             ====      =====      ====      =====

CASH DIVIDENDS PER COMMON SHARE              $.23       $.24      $.69       $.69
                                             ====       ====      ====       ====

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
DOLLARS IN THOUSANDS
UNAUDITED

                                                            NINE MONTHS ENDED
                                                         -----------------------
                                                              SEPTEMBER 30,
                                                         -----------------------
                                                            2004         2003
                                                         ----------   ----------
OPERATING ACTIVITIES
Net income from continuing operations                    $  45,983    $  20,864
Net income from discontinued operations                         --       27,604
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation and amortization                            9,937       10,629
    Provision for loan losses                               11,812       12,315
    Deferred taxes                                          (1,643)       4,154
    Increase in short-term investments                      (1,169)          --
    Net gain on sale of securities                          (1,437)      (1,887)
    Net gain on sale of loans                               (1,447)      (2,562)
    Proceeds from sale of loans                             73,870      135,991
    Loans originated for sale                              (75,375)    (120,550)
    Net change in:
      Interest receivable                                     (359)       1,762
      Interest payable                                      (5,354)         565
    Change in net assets of discontinued operations             --       20,547
    Other, net                                               3,742      (46,135)
                                                         ---------    ---------
      Net cash flows from operating activities              58,560       63,297
                                                         ---------    ---------

INVESTING ACTIVITIES
Net change in:
  Interest bearing deposits with banks                         308        1,958
  Loans                                                     24,529      (27,866)
  Bank Owned Life Insurance                                     --        3,130
Securities available for sale:
  Purchases                                               (400,009)    (604,779)
  Sales                                                     11,495       84,664
Maturities                                                 182,613      280,566
Securities held to maturity:
  Purchases                                                (27,719)        (211)
  Maturities                                                19,344        4,380
Decrease (increase) in premises and equipment               (1,483)         896
Cash paid in purchase business combinations,
  net of cash acquired                                      (1,301)    (150,200)
                                                         ---------    ---------
      Net cash flows from investing activities            (192,223)    (407,462)
                                                         ---------    ---------

FINANCING ACTIVITIES
Net change in:
  Non-interest bearing deposits, savings and NOW             1,647      207,676
  Time deposits                                            (16,680)    (150,157)
  Short-term borrowings                                    112,913      215,435
Increase in long-term debt                                 129,714      378,980
Decrease in long-term debt                                 (75,409)    (256,532)
Purchase of common stock                                   (16,556)     (33,702)
Issuance of common stock                                    22,127       25,214
Cash dividends paid                                        (32,002)     (31,819)
                                                         ---------    ---------
Net cash flows from financing activities                   125,754      355,095
                                                         ---------    ---------

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS          (7,909)      10,930
Cash and due from banks at beginning of period             105,160      129,443
                                                         ---------    ---------
CASH AND DUE FROM BANKS AT END OF PERIOD                 $  97,251    $ 140,373
                                                         =========    =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
DOLLARS IN THOUSANDS
UNAUDITED

                                                                          Accumulated
                                                                             Other
                                 Compre-           Additional               Compre-      Deferred
                                 hensive   Common   Paid-In     Retained    hensive       Stock      Treasury
                                 Income     Stock   Capital     Earnings    Income     Compensation    Stock    Total
                                ---------  ------  ----------   --------   ---------   ------------  --------  ---------
Balance at December 31, 2003                $464   $  586,009   $ 11,532   $ 10,251                  $(1,347)  $ 606,909
Net income                      $ 45,983                          45,983                                          45,983
Change in other comprehensive
  income (loss)                     (124)                                      (124)                                (124)
                                --------
Comprehensive income            $ 45,859
                                ========
Cash dividends declared -
  $0.46 per share                                                (32,002)                                        (32,002)
Purchase of common stock                                                                             (16,556)    (16,556)
Issuance of common stock                       4        8,316     (2,532)                             16,339      22,127
Change in deferred stock
  compensation                                                                           $(1,693)                 (1,693)
Spin-off of Florida operations                       (363,218)               (1,897)                            (365,115)
                                            ----   ---------    --------  -----------    -------     -------   ---------
Balance at September 30, 2004               $468   $  231,107   $ 22,981   $  8,230      $(1,693)    $(1,564)  $ 259,529
                                            ====   ==========   ========  ===========    =======     =======   =========

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2004

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

      The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation's financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission's Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2003, as contained in the 2003 Annual Report to Shareholders.

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

      The Corporation incurred approximately $49.7 million in restructuring expenses, including $10.5 million incurred by Bankshares, during 2003 directly attributable to the spin-off of Bankshares. These expenses consisted of a prepayment penalty for refinancing Federal Home Loan Bank (FHLB) debt, early retirement expenses, involuntary separation costs, professional fees and miscellaneous other expenses. As of December 31, 2003, a liability of $12.4 million remained in connection with these expenses. This liability has been reduced during the first nine months of 2004 as follows (in thousands):

Liability at December 31, 2003                $12,436
Liability at Bankshares                        (5,200)
Reduction in liability:
  Early retirement expenses and involuntary
    separation costs                           (3,255)
  Professional fees                              (506)
  Miscellaneous other expenses                   (375)
                                              -------
Liability at September 30, 2004               $ 3,100
                                              =======

      This remaining liability of $3.1 million consists of $3.0 million in early retirement expenses and involuntary separation costs and $116,000 in miscellaneous other expenses.

      As a result of the spin-off, the Florida operations' 2003 earnings have been reclassified as discontinued operations on the consolidated statement of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheet for 2003.

INVESTMENT IN SUN BANCORP, INC.

      Through September 8, 2004, the Corporation accounted for its ownership of the common stock of Sun Bancorp, Inc. under the equity method. Under the equity method, the carrying value of the Corporation's investment in Sun Bancorp was adjusted for the Corporation's share of Sun Bancorp's earnings and reduced by dividends received from Sun Bancorp. On September 9, 2004, the Corporation ceased to have any management control over Sun Bancorp as the Corporation gave up its two seats on the Sun Bancorp Board of Directors. As a result, the Corporation changed its accounting method to cost basis of accounting and moved 56% of its investment in Sun Bancorp to trading securities, in short-term investments on the balance sheet. In conjunction with this transfer, the Corporation recognized a $1.2 million gain due to the market value being higher than book value at the end of the third quarter of 2004. The remaining 44% of the Corporation's investment in Sun Bancorp was moved from the equity method of accounting to securities available for sale, at the securities carrying value at that date.

         On October 1, 2004, Omega Financial Corporation completed its acquisition of Sun Bancorp, Inc. Under the terms of the agreement, Sun Bancorp shareholders were entitled to receive either 0.664 shares of Omega Financial common stock for each share of Sun Bancorp common stock or $23.25 in cash for each share held, subject to a pro rata allocation such that 20% of Sun Bancorp common stock shall be paid in cash and 80% shall be in the form of Omega Financial common stock. On October 15, 2004, the Corporation received cash for approximately 56% of the 1,090,122 shares of Sun Bancorp common stock that it owned. The remaining 479,930 shares of Sun Bancorp common stock were converted into 318,673 shares of Omega Financial Corporation common stock. As provided under Emerging Issues Task Force (EITF) 91-5, Nonmonetary Exchange of Cost-Method Investments, on October 1, 2004, the Corporation recorded a gain of $959,000 to reflect the difference between market value at the transaction date and carrying value of the remaining shares classified as available for sale.

      In conjunction with Omega Financial Corporation's acquisition of Sun Bancorp, Inc., Omega Financial terminated the servicing agreement that the Corporation had with Sun Bancorp. For the nine months ended September 30, 2004, the Corporation recognized $1.0 million pre-tax, in servicing income in accordance with the terms of the agreement.

COMMON STOCK DIVIDEND

      Prior period per share amounts have been adjusted for common stock dividends, including the 5 percent stock dividend declared on April 28, 2003.

MERGERS AND ACQUISITIONS

      On October 15, 2004, the Corporation announced that it had signed a definitive merger agreement to acquire NSD Bancorp, Inc. (NSD)(Nasdaq: NSDB), a bank holding company headquartered in Pittsburgh, Pennsylvania with $532.0 million in assets, in a stock transaction valued at approximately $135.8 million. Under the terms of the merger agreement, shareholders of NSD will receive 1.8 shares of the Corporation's common stock for each share of NSD common stock. This transaction is scheduled to close during the first quarter of 2005, pending regulatory and NSD shareholder approval.

      On October 8, 2004, the Corporation completed its acquisition of Slippery Rock Financial Corporation (Slippery Rock)(OTC BB: SRCK), a bank holding company headquartered in Slippery Rock, Pennsylvania with $335.0 million in assets. The acquisition was a stock and cash transaction valued at $84.3 million. The Corporation issued 3,309,203 shares of its common stock in exchange for 2,346,952 shares of Slippery Rock common stock. Additionally, the Corporation paid $11.6 million to Slippery Rock shareholders in exchange for 414,482 shares of Slippery Rock common stock. Slippery Rock's banking subsidiary, First National Bank of Slippery Rock, was merged into the Corporation's existing banking affiliate, First National Bank of Pennsylvania.

      On July 26, 2004, the Corporation announced that it had signed a definitive agreement to acquire the assets of Morrell, Butz and Junker, Inc.
(MBJ), a full-service insurance agency based in Pittsburgh, Pennsylvania. MBJ is one of the largest independent insurance agencies in western Pennsylvania with annual revenues of $4.0 million. MBJ, which offers property and casualty, life and health, and group benefits coverage to both commercial and individual clients, became a part of the Corporation's existing insurance agency, First National Insurance Agency, Inc., doubling the size of the Corporation's insurance division. This transaction closed on July 30, 2004.

      The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and, as a general rule, the Corporation publicly announces such acquisitions only after a definitive merger agreement has been reached.

DEBENTURES DUE TO A STATUTORY TRUST

      During the first quarter of 2003, F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities). The proceeds from the sale of the capital securities were invested in junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by the Statutory Trust are its sole assets. Distributions on the capital securities issued by the Statutory Trust are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The rate in effect at September 30, 2004 was 4.84%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures held by the Statutory Trust qualify as Tier 1 capital under Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.

PREFERRED STOCK REDEMPTION

      The Corporation completed the planned redemption of its Preferred Stock Series A and Preferred Stock Series B during 2003. In connection with the redemption, the Corporation issued shares of its common stock out of treasury stock in exchange for the remaining outstanding preferred stock. The Corporation issued 15,882 and 264,568 shares of its common stock for the remaining 19,174 and 98,851 shares of Preferred Stock Series A and Preferred Stock Series B, respectively. As a result of the redemption, the Corporation no longer has any outstanding shares of Preferred Stock.

NEW ACCOUNTING STANDARDS

      The Financial Accounting Standards Board (FASB) issued Staff Position No. 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), in May 2004. The Act, which was enacted in December 2003 and takes effect in 2006, introduces a prescription drug benefit under Medicare (the Medicare benefit). It also provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is at least actuarially equivalent to the Medicare benefit. In accordance with Staff Position No. 106-2, sponsoring companies must recognize the subsidy in the measurement of their plan's accumulated postretirement benefit obligation (APBO) and net postretirement benefit cost. Because the subsidy does not apply to the Corporation's postretirement benefit plan, adoption of this guidance is not expected to have a material effect on the Corporation's financial condition or results of operations.

      The EITF, a standard setting body working under the auspices of the FASB, revised EITF No. 03-01, The Meaning of Other than Temporary Impairment and its Application to Certain Investments, in March 2004. In the revised guidance, the EITF reached a consensus regarding the model to be used in determining whether an investment is other-than-temporarily impaired. In September 2004, the FASB deferred the effective date of this other-than-temporary impairment evaluation until clarifying guidance is issued. The Corporation will further evaluate the impact of EITF 03-01 on its financial condition and results of operations once the additional clarifying guidance is issued by the FASB.

      The FASB has issued its exposure draft, Share Based Payment, which is a proposed amendment to Financial Accounting Standards Statement (FAS) 123, Accounting for Stock-Based Compensation. Generally, the approach in the exposure draft is similar to the approach described in FAS 123. The exposure draft utilizes a "modified grant-date" approach in which the fair value of an equity award is estimated on the grant date without regard to service or performance vesting criteria. That fair value is recognized (generally amortized as compensation expense)for all awards that vest. For awards that do not vest because employment or performance vesting conditions are not achieved, no compensation is recognized. The exposure draft does not prescribe the use of a specific option-pricing model that takes various inputs into account. The FASB expects to issue a final standard in late 2004 that would be effective for the Corporation in the first interim period beginning after June 15, 2005.

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

      FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, was issued in January 2003 and amended in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities which have certain characteristics. FIN 46 applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The Corporation has limited partnership investments in affordable housing projects, for which it provides funding as a limited partner and receives tax credit for any losses incurred by the projects based on its partnership share. The Corporation's interest in these entities were acquired prior to February 1, 2003. At September 30, 2004, the Corporation had recorded investments in other assets on its balance sheet of approximately $2.5 million associated with these investments. The Corporation currently adjusts the carrying value of these investments for any losses incurred by the limited partnership through earnings. The Corporation determined that it is not the primary beneficiary of these partnerships and will not consolidate them. Additionally, the Corporation determined that it is not the primary beneficiary of the Statutory Trust and will not consolidate it.

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

SECURITIES

      Securities that are purchased and held with the intention of selling them in the near future are considered trading securities. These assets are carried at fair value and are included in short-term investments on the balance sheet.

      Following is a summary of the fair value of securities available for sale (in thousands):

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2004            2003
                                               -------------   ------------
U.S. Treasury and other U.S. Government
  agencies and corporations                      $175,030        $124,163
Mortgage-backed securities of U.S.
  Government agencies                             316,864         634,669
States of the U.S. and political subdivisions       2,410          42,408
Other debt securities                              16,355          32,299
                                                 --------        --------
  Total debt securities                           510,659         833,539
Equity securities                                  58,054          45,128
                                                 --------        --------
                                                 $568,713        $878,667
                                                 ========        ========

      Following is a summary of the amortized cost of securities held to maturity (in thousands):

                                               SEPTEMBER 30,   DECEMBER 31,
                                                   2004            2003
                                               ------------    ------------
U.S. Treasury and other U.S. Government
  agencies and corporations                      $  3,231       $  3,761
Mortgage-backed securities of U.S.
  Government agencies                             464,905             --
States of the U.S. and political subdivisions      68,394         17,105
Other debt securities                              21,062          3,164
                                                 --------       --------
                                                 $557,592       $ 24,030
                                                 ========       ========

      Securities are periodically reviewed for impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, the likelihood of the security's ability to recover any decline in its market value and the intent and ability to retain the security for a period of time sufficient to allow for recovery in market value.

      The Corporation does not believe the unrealized losses on securities, individually or in the aggregate, as of September 30, 2004 represent an other-than-temporary impairment. The unrealized losses are primarily the result of changes in interest rates and will not prohibit the Corporation from receiving its contractual principal and interest payments. The Corporation has the ability and intent to hold these securities for a period necessary to recover amortized cost.

      Following are summaries of the unrealized loss positions as of September 30, 2004 (in thousands):

Securities available for sale:

                                          Less than 12 Months    Greater than 12 Months          Total
                                          ---------------------  ----------------------  ---------------------
                                            Fair     Unrealized   Fair       Unrealized    Fair     Unrealized
                                            Value      Losses     Value        Losses      Value      Losses
                                          ---------  ----------  -------     ----------  ---------  ----------
U.S. Treasury and other U.S. Government
  agencies and corporations               $  60,677   $   (563)      --             --   $  60,677    $  (563)
Mortgage-backed securities of
  U.S. Government agencies                  104,458       (497)      --             --     104,458       (497)
Other debt securities                         1,995         (4)      --             --       1,995         (4)
Equity securities                                33         --       --             --          33         --
                                          ---------   --------    -----       --------   ---------    -------
                                          $ 167,163   $ (1,064)   $   0       $      0   $ 167,163    $(1,064)
                                          =========   ========    =====       ========   =========    =======

Securities held to maturity:

                                           Less than 12 Months    Greater than 12 Months         Total
                                          ----------------------  ----------------------  --------------------
                                           Fair       Unrealized   Fair       Unrealized   Fair     Unrealized
                                           Value        Losses     Value        Losses     Value      Losses
                                          -------     ----------  -------     ----------  -------   ----------
U.S. Treasury and other U.S. Government
  agencies and corporations               $ 1,320       $  (3)       --            --     $ 1,320     $  (3)
Mortgage-backed securities of
  U.S. Government agencies                 12,615         (36)       --            --      12,615       (36)
States of the U.S. and political
  subdivisions                             14,585        (125)       --            --      14,585      (125)
Other debt securities                         502          (8)       --            --         502        (8)
                                          -------       -----      ----          ----     -------     -----
                                          $29,022       $(172)     $  0          $  0     $29,022     $(172)
                                          =======       =====      ====          ====     =======     =====

BORROWINGS

      Following is a summary of short-term borrowings (in thousands):

                                              SEPTEMBER 30,  DECEMBER 31,
                                                  2004           2003
                                              -------------  ------------
Securities sold under repurchase agreements     $134,143       $ 81,444
Federal funds purchased                           60,865            865
Federal Home Loan Bank advances                    6,000          6,000
Subordinated notes                               144,666        144,006
Other short-term borrowings                          205            651
                                                --------       --------
                                                $345,879       $232,966
                                                ========       ========

      Following is a summary of long-term debt (in thousands):

                                    SEPTEMBER 30,  DECEMBER 31,
                                        2004           2003
                                    ------------   ------------
Federal Home Loan Bank advances       $479,252       $425,141
Debentures due to Statutory Trust      128,866        128,866
Subordinated notes                      30,704         30,517
Other long-term debt                       291            284
                                      --------       --------
                                      $639,113       $584,808
                                      ========       ========

      The Corporation's banking subsidiary has available credit with the Federal Home Loan Bank (FHLB) of $1.7 billion, of which $485.3 million was used as of September 30, 2004. These advances are secured by residential real estate loans and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012.

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

      The following tables set forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                   ----------------------  ----------------------
                                      2004        2003        2004         2003
                                   ----------  ----------  ----------   ----------
BASIC
Net income (loss) from
  continuing operations            $   14,696  $   (7,815) $   45,983   $   20,864
Net income from
  discontinued operations                  --       8,299          --       27,604
Less:  Preferred stock
  dividends declared                       --          --          --          (62)
                                   ----------  ----------  ----------   ----------
Earnings applicable to
  basic earnings per share         $   14,696  $      484  $   45,983   $   48,406
                                   ==========  ==========  ==========   ==========
Average common shares outstanding  46,537,841  46,091,404  46,326,420   46,065,527
                                   ==========  ==========  ==========   ==========
Basic earnings per share:
  From continuing operations       $      .32       $(.17) $      .99   $      .45
  From discontinued operations             --         .18          --          .60
                                   ----------  ----------  ----------   ----------
  Net income                       $      .32  $      .01  $      .99   $     1.05
                                   ==========  ==========  ==========   ==========

                                      Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                   ------------------------   -------------------------
                                      2004         2003          2004         2003
                                   -----------  -----------   -----------  ------------
DILUTED
Net income (loss) from
  continuing operations            $    14,696  $    (7,815)  $    45,983  $     20,864
Net income from
  discontinued operations                   --        8,299            --        27,604
                                   -----------  -----------   -----------  ------------
Earnings applicable to
  diluted earnings per share       $    14,696  $       484   $    45,983  $     48,468
                                   ===========  ===========   ===========  ============
Average common shares outstanding   46,537,841   46,091,404    46,326,420    46,065,527
Convertible preferred stock                 --           --            --        85,253
Net effect of dilutive stock
  options based on the treasury
  stock method                         815,511      912,581       828,993       785,006
                                   -----------  -----------   -----------  ------------
                                    47,353,352   47,003,985    47,155,413    46,935,786
                                   ===========  ===========   ===========  ============
Diluted earnings per share:
  From continuing operations       $       .31  $      (.17)  $       .98  $        .44
  From discontinued operations              --          .18            --           .59
                                   -----------  -----------   -----------  ------------
  Net income                       $       .31  $       .01   $       .98  $       1.03
                                   ===========  ===========   ===========  ============

STOCK-BASED COMPENSATION

      In accordance with FAS 148, the following table shows pro forma net income and earnings per share assuming stock-based compensation had been expensed based on the fair value of the compensation granted along with significant assumptions used in the Black-Scholes option pricing model (dollars in thousands, except per share data):

                                                    Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
                                                 ------------------------  ------------------------
                                                    2004          2003         2004           2003
                                                 ----------   -----------  -----------  -----------
Net income (loss) from
  continuing operations                          $   14,696   $   (7,815)  $   45,983   $   20,864
Stock-based employee compensation
  cost included in net income from
  continuing operations, net of tax                     154           19          492           57
Stock-based employee compensation
  cost determined if the fair
  value method had been applied
  to all awards, net of tax                            (593)        (741)      (1,816)      (2,232)
                                                 ----------   ----------   ----------   ----------
Pro forma net income (loss) from
  continuing operations                          $   14,257   $   (8,537)  $   44,659   $   18,689
                                                 ==========   ==========   ==========   ==========

Earnings per share from continuing operations:
    Basic as reported                            $      .32   $     (.17)  $      .99   $      .45
    Basic pro forma                                     .31         (.19)         .96          .40
    Diluted as reported                          $      .31   $     (.17)  $      .98   $      .44
    Diluted pro forma                                   .30         (.18)         .95          .40
Assumptions:
  Risk-free interest rate                              3.86%        2.93%        3.86%        2.93%
  Dividend yield                                       4.16%        2.95%        4.16%        2.95%
  Expected stock price volatility                       .25%         .21%         .25%         .25%
  Expected life (years)                                5.00         5.00         5.00         5.00
  Fair value of options granted                  $    11.79   $    11.79   $    11.79   $    11.79

      As a result of the Corporation's spin-off of its Florida operations, the Corporation developed a methodology designed to adjust the number and exercise price of outstanding F.N.B. Corporation stock options immediately following the completion of the spin-off for the purpose of preserving the equivalent value of these stock options that existed as of the close of business on December 31, 2003. As of September 30, 2004, the Corporation had options outstanding to purchase 2,054,115 shares of common stock at an average exercise price of $11.28 per share.

      During the first quarter of 2004, the Corporation issued 107,285 restricted shares of common stock to key employees and directors of the Corporation under its 2001 Incentive Plan. Under this program, shares awarded to management are earned, in part, by delivering certain financial performance results when compared to peers. The rewards are earned over three- to five-year periods. The unvested portion of these awards, totaling $1.7 million at September 30, 2004, is reflected as deferred stock compensation in the stockholders' equity section of the Corporation's balance sheet.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLAN

      The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

                                 Three Months Ended  Nine Months Ended
                                    September 30,       September 30,
                                 ------------------  -----------------
                                   2004     2003      2004      2003
                                 --------  -------   -------  --------
Service cost                     $   955   $   888   $ 2,865  $ 2,664
Interest cost                      1,560     1,467     4,680    4,401
Expected return on plan assets    (1,671)   (1,373)   (5,013)  (4,119)
Net amortization                     223       232       669      696
                                 -------   -------   -------  -------
Net periodic cost                $ 1,067   $ 1,214   $ 3,201  $ 3,642
                                 =======   =======   =======  =======

      Net periodic postretirement benefit cost includes the following components (in thousands):

                         Three Months Ended  Nine Months Ended
                            September 30,         September 30,
                         ------------------  --------------------
                           2004      2003      2004        2003
                         --------  --------  --------    --------
Service cost               $ 82      $ 73      $246        $219
Interest cost                99        91       297         273
One time charge for
  voluntary retirement       --        37        --         111
Net amortization             34        25       102          75
                           ----      ----      ----        ----
Net periodic cost          $215      $226      $645        $678
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

      The Corporation's subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee's contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation's contribution expense was $924,000 for the nine months ended September 30, 2004.

CASH FLOW INFORMATION

      Following is a summary of supplemental cash flow information (in thousands):

                                                        Nine Months Ended
                                                           September 30,
                                                        2004       2003
Cash paid for:
  Interest                                            $ 67,056   $ 65,776
  Taxes                                                 17,012     18,728

Noncash Investing and Financing Activities:
  Acquisition of real estate in settlement of loans      4,209      1,735
  Loans granted in the sale of other real estate           285         47
  Spin-off of Florida operations                       365,115         --
  Transfer of securities from available for sale to
    held to maturity                                   519,410         --
  Transfer of investment in Sun Bancorp, Inc. from
    other assets to:
       Securities                                       10,191         --
       Short-term investments                           12,957         --

COMPREHENSIVE INCOME

      The components of comprehensive income, net of related tax, are as follows (in thousands):

                                              Three Months Ended   Nine Months Ended
                                                 September 30,          September 30,
                                             -------------------  --------------------
                                               2004      2003       2004        2003
                                             --------  ---------  ---------  ---------
Net income (loss) from
  continuing operations                      $ 14,696  $ (7,815)  $ 45,983   $ 20,864
Net income from
  discontinued operations                          --     8,299         --     27,604
Other comprehensive income (loss):
  Unrealized gains (losses) on securities:
      Unrealized holding gains
        (losses) arising during
        the period                             15,588   (18,360)       642     (8,574)
      Less:  reclassification
        adjustment for gains
        included in net income                   (306)     (476)      (934)    (1,227)
  Minimum pension liability
    adjustment                                     --        --        168         --
                                             --------  --------   --------   --------
Other comprehensive income (loss)              15,282   (18,836)      (124)    (9,801)
                                             --------  --------   --------   --------
Comprehensive income (loss)                  $ 29,978  $(18,352)  $ 45,859   $ 38,667
                                             ========  ========   ========   ========

BUSINESS SEGMENTS

      The Corporation operates in four reportable segments: community banking, wealth management, insurance and consumer finance. The Corporation's community banking subsidiary offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. Wealth Management provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds, insurance and annuities. The Corporation's insurance business includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The insurance business also includes a reinsurer. The Corporation's consumer finance subsidiary is primarily involved in making personal installment loans to individuals. This activity is funded through the sale of the Corporation's subordinated notes at the finance company's branch offices. The all other segment includes the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts. The following tables provide financial information for these segments of the Corporation (in thousands).

At or for the three months         Community     Wealth                   Consumer       All
  ended September 30, 2004          Banking    Management    Insurance     Finance      Other      Consolidated
                                  ----------   ----------   ----------   ----------   ---------    ------------
Interest income                   $   56,309   $        7   $        7   $    8,184    $   (557)    $   63,950
Interest expense                      18,942            2           --        1,316       1,623         21,883
Provision for loan losses              1,965           --           --        1,605          --          3,570
Non-interest income                   12,132        2,950        2,076          467       1,166         18,791
Non-interest expense, excluding
  intangible amortization             27,324        2,293        1,640        3,730         340         35,327
Intangible amortization                  491            1           83           --          --            575
Income tax expense (benefit)           6,112          246          159          750        (577)         6,690
Net income (loss)                     13,607          415          201        1,250        (777)        14,696
Total assets                       4,504,537        5,797       17,590      154,824      50,794      4,733,542
Total intangibles                     32,788            1       12,241        1,809          --         46,839

At or for the three months         Community     Wealth                  Consumer       All
  ended September 30, 2003          Banking    Management   Insurance     Finance      Other      Consolidated
                                  -----------  ----------   ----------   ---------   ---------    ------------
Interest income                   $   56,250    $      1    $       7    $   7,106   $    (496)   $    62,868
Interest expense                      19,335           2           --        1,248       1,287         21,872
Provision for loan losses              2,798          --           --        1,487          --          4,285
Non-interest income                   11,252       2,929          921          444       2,045         17,591
Non-interest expense, excluding
  intangible amortization             52,527       2,439        1,038        3,184       7,738         66,926
Intangible amortization                  491          --           29           --          23            543
Income tax expense (benefit)          (3,524)        141          (46)         609      (2,532)        (5,352)
Net income (loss) from
  continuing operations               (4,125)        348          (93)       1,022      (4,967)        (7,815)
Net income from discontinued
  operations                           7,870         (26)         455           --          --          8,299
Net income (loss)                      3,745         322          362        1,022      (4,967)           484
Total assets from continuing
  operations                       4,412,651       3,770        5,753      147,845       8,116      4,578,135
Total intangibles from
  continuing operations               32,269          12        4,860        1,809          21         38,971

At or for the nine months          Community     Wealth                   Consumer       All
  ended September 30, 2004          Banking    Management   Insurance     Finance       Other      Consolidated
                                  ----------   ----------   ----------   ---------   -----------   ------------
Interest income                   $  165,831   $       17   $       19   $  22,975   $   (1,400)    $  187,442
Interest expense                      53,178            7           --       3,681        4,836         61,702
Provision for loan losses              6,975           --           --       4,837           --         11,812
Non-interest income                   40,185        9,390        4,449       1,527        1,389         56,940
Non-interest expense, excluding
  intangible amortization             79,804        7,099        3,693      10,426        1,334        102,356
Intangible amortization                1,475            2          137          --           --          1,614
Income tax expense (benefit)          20,249          861          290       2,086       (2,571)        20,915
Net income (loss)                     44,335        1,438          348       3,472       (3,610)        45,983
Total assets                       4,504,537        5,797       17,590     154,824       50,794      4,733,542
Total intangibles                     32,788            1       12,241       1,809           --         46,839

At or for the nine months          Community     Wealth                     Consumer        All
  ended September 30, 2003          Banking    Management     Insurance      Finance       Other      Consolidated
                                  ----------   ----------    -----------   ----------   -----------   ------------
Interest income                   $  174,682   $        3    $       28    $   21,242   $   (1,444)    $  194,511
Interest expense                      60,572            6             4         3,957        1,802         66,341
Provision for loan losses              8,054           --            --         4,261           --         12,315
Non-interest income                   33,768        9,023         2,681         1,354        5,534         52,360
Non-interest expense, excluding
  intangible amortization            104,769        7,660         2,738         9,466       14,807        139,440
Intangible amortization                1,475            2            86            --           66          1,629
Income tax expense (benefit)           8,812          454           (20)        1,797       (4,761)         6,282
Net income (loss) from
  continuing operations               24,768          904           (99)        3,115       (7,824)        20,864
Net income from discontinued
  operations                          25,504         (122)        2,222            --           --         27,604
Net income (loss)                     50,272          782         2,123         3,115       (7,824)        48,468
Total assets from continuing
  operations                       4,412,651        3,770         5,753       147,845        8,116      4,578,135
Total intangibles from
  continuing operations               32,269           12         4,860         1,809           21         38,971

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
F.N.B. Corporation

We have reviewed the accompanying consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of September 30, 2004, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003, and the consolidated statement of stockholders' equity for the nine-month period ended September 30, 2004. These financial statements are the responsibility of F.N.B. Corporation's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of F.N.B. Corporation as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended and in our report dated February 24, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                  /s/ERNST & YOUNG LLP

November 9, 2004

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

      Net income was $46.0 million for the first nine months of 2004 compared to net income from continuing operations of $20.9 million for the first nine months of 2003. Diluted earnings per share were $0.98 for the first nine months of 2004 compared to diluted earnings from continuing operations of $0.44 for the first nine months of 2003. Net income for the first nine months of 2004 included an after-tax gain on the sale of two branches of $2.7 million. Net income for the first nine months of 2003 included after-tax restructuring charges of $20.0 million.

      Common ratios for results of operations include the return on average equity and the return on average assets. The Corporation's return on average equity was 25.24% for the first nine months of 2004, while its return on average assets was 1.31% for the same period.

CRITICAL ACCOUNTING POLICIES

      The Corporation's significant accounting policies as described in the "Notes to Consolidated Financial Statements" under "Summary of Significant Accounting Policies" in the Corporation's 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged.

FIRST NINE MONTHS OF 2004 AS COMPARED TO FIRST NINE MONTHS OF 2003:

      The following table provides average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Nine Months Ended September 30                  2004                            2003
                                   ------------------------------  ------------------------------
                                     Average               Yield/    Average               Yield/
                                     Balance    Interest   Rate      Balance    Interest    Rate
                                   -----------  --------  ------   -----------  ---------  ------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                        $    1,203   $     10   1.11%   $    3,536   $      11   0.42%
Federal funds sold                         29         --   0.89         3,034          27   1.19
Short-term investments                  1,134         --     --            --          --     --
Securities:
 Taxable                              971,181     31,295   4.30       715,942      22,727   4.24
 Non-taxable (1)                       75,835      3,008   5.30       133,878       6,779   6.77
Loans (1) (2)                       3,241,571    154,908   6.38     3,226,967     166,959   6.92
                                   ----------   --------           ----------   ---------
  Total interest earning assets     4,290,953    189,221   5.89     4,083,357     196,503   6.43
                                   ----------   --------           ----------   ---------
Cash and due from banks                98,986                          98,670
Allowance for loan losses             (47,161)                        (47,164)
Premises and equipment                 76,890                          80,375
Assets of discontinued operations      --                           3,389,583
Other assets                          254,483                         238,682
                                   ----------                      ----------
                                   $4,674,151                      $7,843,503
                                   ==========                      ==========

LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand           $  830,560   $  4,800   0.77    $  776,681   $   4,979   0.86
 Savings                              634,027      2,547   0.54       491,111       2,323   0.63
 Other time                         1,315,743     30,924   3.14     1,493,491      36,870   3.30
Repurchase agreements                 125,080        875   0.93        91,586         780   1.14
Other short-term borrowings           239,977      4,274   2.38       246,320       4,909   2.66
Long-term debt                        627,981     18,282   3.89       493,977      16,480   4.46
                                   ----------   --------           ----------   ---------
  Total interest
   bearing liabilities              3,773,368     61,702   2.18     3,593,166      66,341   2.47
                                   ----------   --------           ----------   ---------
Non-interest bearing,
 demand deposits                      590,137                         568,766
Liabilities of discontinued
 operations                                --                       3,006,064
Other liabilities                      67,212                          65,738
                                   ----------                      ----------
                                    4,430,717                       7,233,734
                                   ----------                      ----------
STOCKHOLDERS' EQUITY                  243,434                         609,769
                                   ----------                      ----------
                                   $4,674,151                      $7,843,503
                                   ==========                      ==========
Net interest earning assets        $  517,585                      $  490,191
                                   ==========                      ==========
Net interest income                             $127,519                        $ 130,162
                                                ========                        =========
Net interest spread                                        3.71%                            3.97%
                                                           ====                             ====
Net interest margin (3)                                    3.97%                            4.26%
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

      The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 (in thousands):

                                        Volume       Rate         Net
                                       --------    ---------   ---------
Interest Income:
Interest bearing deposits with banks   $    (11)   $     10    $     (1)
Federal funds sold                          (22)         (5)        (27)
Securities (1)                            5,718        (921)      4,797
Loans (1)                                   770     (12,821)    (12,051)
                                       --------    --------    --------
                                          6,455     (13,737)     (7,282)
                                       --------    --------    --------
Interest Expense:
Deposits:
  Interest bearing demand                   346        (525)       (179)
  Savings                                   594        (370)        224
  Other time                             (4,225)     (1,721)     (5,946)
Repurchase agreements                       255        (160)         95
Other short-term borrowings                (125)       (510)       (635)
Long-term debt                            4,091      (2,289)      1,802
                                       --------    --------    --------
                                            936      (5,575)     (4,639)
                                       --------    --------    --------
Net Change                             $  5,519    $ (8,162)   $ (2,643)
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

NET INTEREST INCOME

      Net interest income, the Corporation's primary source of earnings, is the amount by which interest and fees generated by interest earning assets, primarily loans and securities, exceed interest expense on deposits and borrowed funds. Net interest income totaled $125.7 million for the first nine months of 2004, as compared to $128.2 million for the first nine months of 2003. On a fully taxable equivalent basis, net interest income totaled $127.5 million and $130.2 million for these same periods, respectively. On a fully taxable equivalent basis, net interest income consisted of interest income of $189.2 million and interest expense of $61.7 million for the first nine months of 2004 compared to $196.5 million and $66.3 million for each, respectively, for the first nine months of 2003. The Corporation's net interest margin decreased 29 basis points to 3.97% for the nine months ended September 30, 2004 as compared to 4.26% for the nine months ended September 30, 2003.

      Total interest income, on a fully taxable equivalent basis, decreased $7.3 million or 3.7% for the first nine months of 2004, as compared to the first nine months of 2003. This decrease was the result of lower yield, partially offset by higher average earning assets. The impact of the lower yield was $13.8 million while the impact of higher average earning assets was $6.5 million. The decrease in yield was caused primarily by loan refinancing activity and scheduled repricing of adjustable rate loans to lower market rates, coupled with prepayments of mortgage-backed securities. Average earning assets increased by $207.6 million or 5.1% from the first nine months of 2003 to the first nine months of 2004. This growth was primarily due to an increase of $197.2 million in average investment securities coupled with an increase of $14.6 million in average loans outstanding. Average commercial, direct installment and consumer lines of credit increased a combined $246.9 million from the first nine months of 2003, while planned reductions in average indirect installment, residential mortgages and automobile lease financing combined for a decrease of $232.3 million over this same period. This shift in loan mix is the result of the Corporation's strategic initiative to improve asset quality and fee income while focusing on more advantageous loan originations consistent with relationship lending.

      Total interest expense decreased $4.6 million or 7.0% for the first nine months of 2004, as compared to the first nine months of 2003. This decrease was driven primarily by the lower rate paid on interest bearing liabilities, partially offset by an increase in average interest bearing liabilities to fund the growth in earning assets. The impact of a lower rate paid was $5.6 million while the impact of higher average interest bearing liabilities was $936,000. The decrease in rates paid was driven primarily by actions taken by the Corporation to reduce rates paid on deposits and a reduction in the cost of debt, which was the result of the early retirement of FHLB borrowings during the third quarter of 2003. Average balances for total deposits and repurchase agreements combined increased by $73.9 million for the first nine months of 2004 as compared to the same period of 2003, primarily due to increases of $53.9 million in interest bearing demand, $142.9 million in savings, $33.5 million in repurchase agreements and $21.3 million in non-interest bearing demand deposits, partially offset by a decrease of $177.7 million in other time deposits. The average balance for long-term debt increased by $134.0 million, while the average balance for other short-term borrowings decreased by $6.3 million for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003.

PROVISION FOR LOAN LOSSES

      The provision for loan losses was $11.8 million for the first nine months of 2004, as compared to $12.3 million for the first nine months of 2003. Credit quality improved during 2004 as evidenced by a decrease of 7 basis points in annualized net charge-offs to average loans to .48% for the first nine months of 2004. Additionally, non-performing loans to total loans decreased 9 basis points to .81% as of September 30, 2004, while non-performing assets to total assets decreased 6 basis points to .65% as of September 30, 2004. The allowance for loan losses as a percentage of total loans increased slightly to 1.43% at September 30, 2004 from 1.42% at September 30, 2003.

NON-INTEREST INCOME

      Total non-interest income was $56.9 million for the first nine months of 2004, as compared to $52.4 million for the same period of 2003. The first nine months of 2004 included a gain on the sale of two branches totaling $4.1 million. The Corporation's combined income from insurance and securities commissions and fees increased $1.4 million or 13.6% to $11.8 million for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003. The largest contributor to the fee income increase was the addition of Morrell, Butz and Junker, Inc. during the third quarter of 2004. Separately, the Corporation changed its accounting method for Sun Bancorp, Inc. to cost basis of accounting and moved 56% of its investment in Sun Bancorp, Inc. to trading securities. In conjunction with this transfer, the Corporation recognized a $1.2 million gain due to the market value being higher than book value at the end of the third quarter of 2004. Partially offsetting these increases, gain on the sale of mortgage loans decreased $1.1 million due to a lower volume of mortgage loan originations as higher interest rates in 2004 have led to a slowdown in mortgage refinancing activity.

NON-INTEREST EXPENSE

      Total non-interest expense was $104.0 million for the first nine months of 2004, as compared to $141.1 million for the first nine months of 2003. Total non-interest expense for the first nine months of 2003 included $30.4 million in restructuring costs directly related to the spin-off of the Florida operations. In addition, the Corporation reduced expenses by $6.7 million or 6.1% for the first nine months of 2004, as compared to the same period of 2003. This improvement is a result of the Corporation's successful completion of expense reductions attributable to the spin-off of its Florida operations. The efficiency ratio for the first nine months of 2004 was 55.49%, which included a benefit of 1.89% from the gain on sale of branches.

INCOME TAXES

      The Corporation's income tax expense was $20.9 million for the first nine months of 2004 compared to $6.3 million for the same period of 2003. The effective tax rate of 31.3% for the nine months ended September 30, 2004 was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income. The effective tax rate for the nine months ended September 30, 2003 was 23.1%, which included a 5.8% impact related to pre-tax restructuring charges of $30.4 million.

THIRD QUARTER OF 2004 AS COMPARED TO THIRD QUARTER OF 2003:

      The following table provides average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

Quarter Ended September 30                     2004                            2003
                                    -----------------------------  ----------------------------
                                     Average               Yield/   Average              Yield/
                                     Balance     Interest   Rate    Balance    Interest   Rate
                                    ----------   --------  ------  ----------  --------  ------
ASSETS
Interest earning assets:
Interest bearing deposits
 with banks                         $    1,452   $      5   1.37%  $    1,626   $    15   3.66%
Short-term investments                   3,378         --     --           --        --     --
Securities:
 Taxable                             1,054,151     11,528   4.35      779,948     7,428   3.78
 Non-taxable (1)                        81,306      1,038   5.08      125,136     2,093   6.64
Loans (1) (2)                        3,229,363     51,964   6.40    3,247,642    53,924   6.59
                                    ----------   --------          ----------    ------
  Total interest earning assets      4,369,650     64,535   5.88    4,154,352    63,460   6.06
                                    ----------   --------          ----------    ------
Cash and due from banks                 99,981                         99,381
Allowance for loan losses              (46,960)                       (46,932)
Premises and equipment                  75,191                         82,436
Assets of discontinued operations           --                      3,667,069
Other assets                           255,447                        234,196
                                    ----------                     ----------
                                    $4,753,309                     $8,190,502
                                    ==========                     ==========

LIABILITIES
Interest bearing liabilities:
Deposits:
 Interest bearing demand            $  868,598   $  1,988   0.91   $  858,842   $ 1,946   0.90
 Savings                               599,753        787   0.52      470,918       661   0.56
 Other time                          1,325,421     10,491   3.15    1,426,982    11,665   3.24
Repurchase agreements                  129,770        353   1.08      102,283       202   0.78
Other short-term borrowings            219,531      2,179   3.95      294,098     1,924   2.60
Long-term debt                         691,806      6,085   3.50      542,303     5,474   4.00
                                    ----------   --------          ----------   -------
  Total interest
   bearing liabilities               3,834,879     21,883   2.27    3,695,426    21,872   2.35
                                    ----------   --------          ----------   -------
Non-interest bearing,
 demand deposits                       607,352                        580,979
Liabilities of discontinued
 operations                                 --                      3,218,166
Other liabilities                       64,218                         87,256
                                    ----------                     ----------
                                     4,506,449                      7,581,827
                                    ----------                     ----------
STOCKHOLDERS' EQUITY                   246,860                        608,675
                                    ----------                     ----------
                                    $4,753,309                     $8,190,502
                                    ==========                     ==========
Net interest earning assets         $  534,771                     $  460,639
                                    ==========                     ==========
Net interest income                              $ 42,652                       $41,588
                                                 ========                       =======
Net interest spread                                         3.61%                         3.71%
                                                            =====                         ====
Net interest margin (3)                                     3.88%                         3.97%
                                                            =====                         ====

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

      The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes and rates of interest earning assets and interest bearing liabilities for the quarter ended September 30, 2004 as compared to the quarter ended September 30, 2003 (in thousands):

                                        Volume      Rate        Net
                                       --------   --------   --------
Interest Income:
Interest bearing deposits with banks   $    (1)   $    (9)   $   (10)
Securities (1)                           2,238        807      3,045
Loans (1)                                 (320)    (1,640)    (1,960)
                                       -------    -------    -------
                                         1,917       (842)     1,075
                                       -------    -------    -------
Interest Expense:
Deposits:
  Interest bearing demand                   21         21         42
  Savings                                  175        (49)       126
  Other time                              (845)      (329)    (1,174)
Repurchase agreements                       62         89        151
Other short-term borrowings               (572)       827        255
Long-term debt                           1,358       (747)       611
                                       -------    -------    -------
                                           199       (188)        11
                                       -------    -------    -------
Net Change                             $ 1,718    $  (654)   $ 1,064
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

NET INTEREST INCOME

      During the third quarter of 2004, net interest income of $42.1 million increased $1.1 million or 2.6% from the same period last year. Net interest income, on a fully taxable equivalent basis was $42.7 million for the third quarter of 2004 compared to $41.6 million for the third quarter of 2003. While the Corporation's net interest margin decreased 9 basis points to 3.88% in the third quarter of 2004, earning assets increased $213.6 million or 5.1% from the same period last year.

      Total interest income, on a fully taxable equivalent basis, of $64.5 million for the third quarter of 2004 increased $1.1 million or 1.7% from the same period last year. Average earning assets of $4.4 billion for the third quarter of 2004 increased $215.3 million or 5.2%, as compared to the third quarter of 2003, primarily driven by growth in the investment security portfolio. This increase was partially offset by a lower interest rate environment in 2004 as compared to 2003 which led to lower yields earned on loans. Partially offsetting the decrease in yield, total average loans decreased $18.0 million or .6% from the third quarter of 2003 to the third quarter of 2004. Average commercial, direct installment and consumer lines of credit grew a combined $200.0 million or 9.3%, while average indirect loans, mortgage loans and automobile leases decreased a combined $218.3 million or 20.1% from the third quarter of 2003 to the third quarter of 2004. These strategic changes in the Corporation's loan mix are designed to improve asset quality, generate fee income and focus on more advantageous loan originations consistent with interest rate risk management and relationship lending.

      Total interest expense remained constant at $21.9 million for both the third quarter of 2004 and 2003, however, the cost of funds decreased to 2.27% in the third quarter of this year from 2.35% in the same period last year. This decrease was a direct result of the Corporation's efforts to reduce rates paid on non-maturity deposits coupled with customers re-investing funds into lower rate certificates of deposit. In addition, the Corporation prepaid $220.3 million higher rate FHLB borrowings in the third quarter of 2003.

PROVISION FOR LOAN LOSSES

      The provision for loan losses totaled $3.6 million for the third quarter of 2004, as compared to $4.3 million for the third quarter of 2003. Credit quality improved during the third quarter of 2004 as evidenced by a decrease of 12 basis points in annualized net charge-offs to average loans to .43% for the third quarter of 2004. Additionally, non-performing loans to total loans decreased 9 basis points to .81% for the third quarter of 2004, while non-performing assets to total assets decreased 6 basis points to .65% for this same period.

NON-INTEREST INCOME

      Non-interest income of $18.8 million for the third quarter of 2004 increased $1.2 million or 6.8% from the third quarter of 2003. This increase is primarily due to the Corporation changing its accounting method for its investment in Sun Bancorp, Inc. to the cost basis of accounting and moving 56% of its investment to trading securities. In conjunction with this transfer, the Corporation recognized a $1.2 million gain due to the market value being higher than book value at the end of the third quarter of 2004. Insurance commissions and fees increased to $3.3 million in the third quarter of 2004 from $2.4 million in the third quarter of 2003, primarily as a result of the Morrell, Butz and Junker, Inc. acquisition during the third quarter of 2004. Partially offsetting these increases was a $597,000 lower gain on the sale of mortgage loans due to a lower volume of mortgage loan originations as higher interest rates in 2004 have led to a slowdown in mortgage loan refinancing.

NON-INTEREST EXPENSE

      Non-interest expense of $35.9 million in the third quarter of 2004 decreased $31.6 million or 46.8% from the same period last year. The Corporation incurred $30.4 million in restructuring costs directly related to the spin-off of the Florida operations during the third quarter of 2003. Non-interest expense decreased $2.4 million from the third quarter of 2003 to the third quarter of 2004, primarily due to the cost reduction initiative implemented in the later part of 2003 in anticipation of the spin-off. Partially offsetting the decrease in non-interest expense for the third quarter of 2004 were a $1.2 million charge for the early extinguishment of $46.0 million of higher cost FHLB debt, $700,000 in additional expenses related to the acquisitions of Morrell, Butz and Junker, Inc. in the third quarter of 2004 and eight finance company offices during the second quarter of 2004 and a $300,000 increase in certain employee benefit related expenses driven by an increase in the Corporation's stock price.

INCOME TAXES

      The Corporation's income tax expense was $6.7 million for the third quarter of 2004 compared to a benefit of $5.4 million for the same period of 2003. The tax benefit for the third quarter of 2003 was a direct result of pre-tax restructuring charges of $30.4 million relating to the spin-off of the Corporation's Florida operations. The effective tax rate for the third quarter of 2004 was 31.3%, as compared to a (40.7)% benefit for the third quarter of 2003. The third quarter of 2003 included an 11.6% impact related to the restructuring charges.

LIQUIDITY

      The Corporation's goal in liquidity management is to meet the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation, with cost-effective funding. Liquidity is centrally managed on a daily basis by treasury personnel. In addition, the Corporate Asset/Liability Committee (ALCO), which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies which affect balance sheet or cash flow positions. The Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a "well-capitalized" balance sheet (as defined by the applicable federal banking regulations) and adequate levels of liquidity. This policy designates the ALCO as the body responsible for meeting this objective.

      Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are resold in the secondary market. Proceeds from the sale of mortgage loans totaled $73.9 million for the first nine months of 2004.

      Liquidity sources from liabilities are generated primarily through deposits. As of September 30, 2004, deposits comprised 76.5% of total liabilities. To a lesser extent, the Corporation also makes use of wholesale sources which include federal funds purchased, repurchase agreements and public funds. In addition, the banking affiliate has the ability to borrow funds from the FHLB. FHLB advances are a competitively priced and reliable source of funds. The Corporation has made use of FHLB advances and has a large reserve available for contingency funding purposes. As of September 30, 2004, outstanding advances were $485.3 million, or 10.3% of total assets, while FHLB availability was $1.7 billion, or 35.6% of total assets.

      The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks totaling $101.0 million, which were unused as of September 30, 2004. The Corporation also issues subordinated debt on a regular basis and its banking affiliate has access to the Federal Reserve Bank as well as access to the capital markets.

      The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation's dividend reinvestment plan since 1991. In addition, the Corporation has repurchased shares for specific re-issuance in connection with certain business combinations accounted for as purchase transactions. During the first nine months of 2004 and 2003, the Corporation purchased 803,844 and 1,122,575 treasury shares totaling $16.6 million and $34.1 million, respectively, and re-issued 774,127 and 1,077,231 treasury shares totaling $16.3 million and $31.6 million, respectively.

      The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

INTEREST RATE SENSITIVITY

      The financial performance of the Corporation is at risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time, the change in the shape of the yield curve and the prepayment and early redemption opportunities embedded in certain financial instruments. The Corporation utilizes an asset/liability model to support its balance sheet strategies. The Corporation uses gap analysis, net interest income simulations and the economic value of equity (EVE) to measure its interest rate risk.

      Gap and EVE are static measures which do not incorporate assumptions regarding future business. Gap, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE's long term horizon helps identify changes in optionality and longer-term positions. However, EVE's liquidation perspective does not translate into the earnings based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation's current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. The following measures include the effect of the merger with First National Bank of Slippery Rock.

      The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 1.01 and .80 for the current period of 2004 and 2003, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months.

      Following is the gap analysis for the current period (dollars in thousands):

                                       Within          2-3          4-6           7-12         Total
                                       1 Month        Months       Months        Months       1 Year
                                     -----------   -----------   -----------   ----------   ----------
INTEREST EARNING ASSETS (IEA)
Loans                                $  756,323    $  172,363    $  261,030    $  430,489   $1,620,205
Investments                              43,907        30,068        81,729        99,331      255,035
                                     ----------    ----------    ----------    ----------   ----------
                                     $  800,230    $  202,431    $  342,759    $  529,820   $1,875,240
INTEREST BEARING LIABILITIES (IBL)
Non-maturity deposits                $  614,319                                             $  614,319
Time deposits                            86,595    $  139,095    $  269,217    $  326,998      821,905
Borrowings                              225,978       142,031        18,219        37,420      423,648
                                     ----------    ----------    ----------    ----------   ----------
                                     $  926,892    $  281,126    $  287,436    $  364,418   $1,859,872
GAP:
Period                               $ (126,662)   $  (78,695)   $   55,323    $  165,402   $   15,368
                                     ==========    ==========    ==========    ==========   ==========
Cumulative                           $ (126,662)   $ (205,357)   $ (150,034)   $   15,368
                                     ==========    ==========    ==========    ==========
IEA/IBL (CUMULATIVE)                        .86           .83           .90          1.01
                                     ==========    ==========    ==========    ==========
CUMULATIVE GAP TO IEA                     (2.72)        (4.42)        (3.23)          .33
                                     ==========    ==========    ==========    ==========

      The allocation of non-maturity deposits to the one-month maturity bucket is based on the estimated sensitivity of each product to changes in market rates. For example, if a product's rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this bucket.

      The following table presents an analysis of the potential sensitivity of the Corporation's annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged from the current period of 2004, as compared to the same period of 2003:

                                           2004      2003
                                          -------   ------
Net interest income change (12 months):
  + 100 basis points                         .4 %   (1.8)%
  - 100 basis points                       (3.1)%   (2.3)%

Economic value of equity:
  + 100 basis points                       (3.9)%   (2.7)%
  - 100 basis points                      (11.1)%   (8.1)%

      The Corporation's ALCO is responsible for the identification and management of interest rate risk exposure. As such, the Corporation continuously evaluates strategies to minimize its exposure to interest rate fluctuations. In order to help mitigate the effect of rising interest rates, the ALCO has transacted strategies during 2004 including limiting the length of terms of securities acquired, promoting long-term certificates of deposit, locking long-term wholesale funds through the FHLB and selling fixed rate mortgages. In addition, First National Bank of Slippery Rock's "asset-sensitive" balance sheet contributed to positioning the Corporation more favorably for interest rates. The measures identified above are well within the Corporation's Asset/Liability Policy.

      The Corporation recognizes that earnings simulation models are based on methodologies which may have inherent shortcomings. Further, earnings simulations require certain assumptions be made, such as prepayment rates on earnings assets and pricing impact on non-maturity deposits, and may differ from actual experience. These business assumptions are based upon the Corporation's experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurances that modeled results will approximate actual results.

DEPOSITS AND REPURCHASE AGREEMENTS

      Following is a summary of deposits and repurchase agreements (in thousands):

                                             SEPTEMBER 30,  DECEMBER 31,
                                                 2004          2003
                                             -------------  ------------
Non-interest bearing                          $  612,347     $  592,795
Savings and NOW                                1,495,621      1,513,526
Certificates and other time deposits           1,316,509      1,333,189
                                              ----------     ----------
  Total deposits                               3,424,477      3,439,510
Securities sold under repurchase agreements      134,143         81,444
                                              ----------     ----------
  Total deposits and repurchase agreements    $3,558,620     $3,520,954
                                              ==========     ==========

      Total deposits and repurchase agreements increased $37.7 million from December 31, 2003 to September 30, 2004. In February 2004, the Corporation sold $39.9 million in deposits associated with the divestiture of two branches in non-strategic locations. The deposits sold were comprised of $6.1 million, $11.4 million and $22.4 million in non-interest bearing, savings and NOW and certificates of deposits, respectively. In addition, deposits grew $24.9 million from December 31, 2003, primarily in the more desirable core deposit categories.

      Repurchase agreements, mostly with the Corporation's commercial customers, increased $52.7 million as the Corporation was successful in attracting new customers and expanding existing relationships at favorable interest rates. This strategy allows for the Corporation to expand commercial relationships by providing additional valuable services and information to its customers.

LOANS

      Following is a summary of loans (in thousands):

                          SEPTEMBER 30,  DECEMBER 31,
                              2004          2003
                          -------------  ------------
Commercial                 $1,336,979     $1,297,559
Direct installment            795,394        776,716
Consumer line of credit       241,122        229,005
Residential mortgages         429,846        468,173
Indirect installment          407,809        452,170
Lease financing                 5,865         16,594
Other                           2,720         18,980
                           ----------     ----------
                           $3,219,735     $3,259,197
                           ==========     ==========


      The Corporation's loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation's primary market area of western and central Pennsylvania and northeastern Ohio. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.

      Total loans decreased $39.5 million from December 31, 2003 to September 30, 2004. This decrease was driven by planned reductions in indirect installment, residential mortgages and automobile lease financing, which decreased $44.5 million, $38.3 million and $10.7 million, respectively, for a combined decrease of $93.5 million or 10.0% from December 31, 2003. Partially offsetting these tactical reductions were increases in more desirable segments of the loan portfolio. Commercial, direct installment and consumer lines of credit increased by $39.4 million, $18.7 million and $12.1 million, respectively, for a combined increase of $70.2 million or 3.1% from December 31, 2003. These strategic initiatives are designed to improve asset quality and fee income while focusing attention on more advantageous loan originations consistent with relationship lending.

NON-PERFORMING ASSETS

      Non-performing assets include non-performing loans, both non-accrual and restructured, and other real estate owned. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

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

      Following is a summary of non-performing assets (2003 information based on continuing operations)(dollars in thousands):

                                                     SEPTEMBER 30,  DECEMBER 31,
                                                         2004          2003
                                                     -------------  ------------
Non-performing assets:
  Non-accrual loans                                     $20,496       $22,449
  Restructured loans                                      5,741         5,719
                                                        -------       -------
    Total non-performing loans                           26,237        28,168
  Other real estate owned                                 4,507         3,109
                                                        -------       -------
    Total non-performing assets                         $30,744       $31,277
                                                        =======       =======
Asset quality ratios:
  Non-performing loans as percent of total loans            .81%          .86%
  Non-performing assets as percent of total assets          .65%          .69%

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

      The components of the allowance for loan losses represent estimates based upon FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. FAS 5 applies to smaller balance homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under FAS 114. FAS 114 is applied to larger balance commercial loans that are considered impaired.

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

      Following is a summary of changes in the allowance for loan losses and selected ratios (dollars in thousands):

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------   --------------------
                                         2004      2003       2004       2003
                                       --------  --------   ---------  ---------
Balance at beginning of period         $46,099   $46,330    $ 46,139   $  46,984
Reduction due to loan sale                  --        --         (54)         --
Charge-offs                             (3,996)   (5,090)    (13,495)    (14,816)
Recoveries                                 478       597       1,749       1,639
                                       -------   -------     -------   ---------
  Net charge-offs                       (3,518)   (4,493)    (11,746)    (13,177)
Provision for loan losses                3,570     4,285      11,812      12,315
                                       -------   -------     -------   ---------
Balance at end of period               $46,151   $46,122    $ 46,151   $  46,122
                                       =======   =======     =======   =========
Allowance for loan losses to:
  Total loans, net of unearned income                           1.43%       1.42%
  Non-performing loans                                        175.90%     156.81%
Annualized net charge-offs to
  average loans                           0.43%     0.55%       0.48%       0.55%

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

      Quantitative measures established by regulators to ensure capital adequacy require the Corporation and its banking subsidiary to maintain minimum amounts and ratios of total and tier 1 capital (as defined in applicable federal banking regulations) to risk-weighted assets (as defined in such regulations) and of tier 1 capital to average assets (as defined in such regulations).

      As of June 30, 2004, the Corporation and its banking subsidiary have been categorized by the various banking regulators as "well capitalized" under the regulatory framework for prompt corrective action. As of September 30, 2004, the Corporation and its banking subsidiary meet all capital adequacy requirements to which they are subject.

      Following are capital ratios as of September 30, 2004 for the Corporation (dollars in thousands):

                                               Well Capitalized  Minimum Capital
                                    Actual       Requirements      Requirements
                              ---------------  ----------------  ---------------
                               Amount   Ratio   Amount    Ratio    Amount  Ratio
                              --------  -----  --------   -----  --------  -----
Total Capital                 $381,887  11.9%  $321,791   10.0%  $257,433   8.0%
  (to risk-weighted assets)
Tier 1 Capital                 288,624   9.0%   193,075    6.0%   128,716   4.0%
  (to risk-weighted assets)
Tier 1 Capital                 288,624   6.1%   235,334    5.0%   188,268   4.0%
  (to average assets)

      The Corporation and its banking subsidiary are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect of the Corporation's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and its banking subsidiary must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and banking subsidiary's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      The information called for by this item is provided under the caption "Liquidity and Interest Rate Sensitivity" under Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES.

      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation's Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the Corporation's disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities and Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Form 10-Q, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

      CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation's internal controls over financial reporting that occurred during the Corporation's fiscal quarter ended September 30, 2004, as required by paragraph (d) of Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      The following table provides information about purchases of equity securities by the Corporation during the quarter ended September 30, 2004:

                    ISSUER PURCHASES OF EQUITY SECURITIES (1)

                                               Total Number
                                                 of Shares       Maximum Number
                        Total                  Purchased as    of Shares that May
                        Number     Average   Part of Publicly   Yet Be Purchased
                      of Shares  Price Paid  Announced Plans        Under the
      Period          Purchased  Per Share     or Programs      Plans or Programs
- ------------------    ---------  ----------  ----------------  ------------------
July 1-31, 2004         54,000     $20.19        N/A                 N/A
August 1-31, 2004       42,000      20.30        N/A                 N/A
September 1-30, 2004    74,800      22.29        N/A                 N/A

      (1) All shares were purchased in open-market transactions, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation's dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation's discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable

ITEM 5. OTHER INFORMATION

      Not applicable

ITEM 6. EXHIBITS

      (a)   Exhibits

            2.1. Amendment and Plan of Merger dated as of October 14, 2004, between F.N.B. Corporation and NSD Bancorp, Inc. (incorporated herein by reference and filed as Exhibit 2.1. to the Report on Form 8-K filed by NSD Bancorp, Inc. on October 18, 2004).

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

                                           F.N.B. Corporation
                                           -------------------------------------
                                           (Registrant)

Dated: November 9, 2004                    /s/ Stephen J. Gurgovits
                                           -------------------------------------
                                           Stephen J. Gurgovits
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Dated: November 9, 2004                     /s/ Brian F. Lilly
                                            ------------------------------------
                                            Brian F. Lilly
                                            Chief Financial Officer
                                            (Principal Financial Officer)