Form 10-K
period 2004-12-31
FNB CORP/FL/
filed 2005-03-15
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
Commission file number 001-31940

F.N.B. CORPORATION
(Exact name of registrant as specified in its charter)

Florida	25-1255406

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One F.N.B. Boulevard, Hermitage, PA	16148

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:  724-981-6000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
NONE
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934).     Yes ☑          No ☐
      The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2004, determined using a per share closing price on that date of $20.40, as quoted on the New York Stock Exchange, was $874,793,974.
      As of February 28, 2005, the registrant had outstanding 56,279,368 shares of common stock.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the definitive Proxy Statement of F.N.B. Corporation to be filed pursuant to Regulation 14A for the Annual Meeting of Shareholders to be held on May 18, 2005 (Proxy Statement) are incorporated by reference into Part III of this Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402(a)(8) and (9) of Regulation S-K.

PART I
      Forward-Looking Statements: From time to time F.N.B. Corporation (the Corporation) has made and may continue to make written or oral forward-looking statements with respect to the Corporation’s outlook or expectations for earnings, revenues, expenses, capital levels, asset quality or other future financial or business performance, strategies or expectations, or the impact of legal, regulatory or supervisory matters on the Corporation’s business operations or performance. This Annual Report on Form 10-K (the Report) also includes forward-looking statements. With respect to all such forward-looking statements, see Cautionary Statement Regarding Forward-Looking Information in Item 7 of this Report.
Item 1.     Business
      The Corporation was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2004, the Corporation had 131 full service Community Banking offices in Pennsylvania and Ohio and 55 Consumer Finance offices in those states and Tennessee.
      The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-size businesses in its market areas. The Corporation’s business strategy has been to focus primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation has emphasized its community orientation by allowing local management certain autonomy in decision-making, enabling them to respond to customer requests more quickly and concentrate on transactions within their market areas. However, while the Corporation has sought to preserve some decision-making at a local level, it has established centralized legal, loan review, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.
      On January 1, 2004, the Corporation completed the spin-off of its Florida operations into a separate, publicly traded company known as First National Bankshares of Florida, Inc. (Bankshares). Effective January 1, 2004, the Corporation transferred all of its Florida operations, which included a community bank, wealth management and insurance agency, to Bankshares. At the same time, the Corporation distributed all of the outstanding stock of Bankshares to the Corporation’s shareholders of record as of December 26, 2003. Shareholders eligible for the distribution received one share of Bankshares common stock for each outstanding share of the Corporation’s common stock held. Immediately following the distribution, the Corporation and its subsidiaries did not own any shares of Bankshares common stock and Bankshares became an independent public company. Concurrent with the spin-off of its Florida operations, the Corporation moved its executive offices from Naples, Florida to Hermitage, Pennsylvania on January 1, 2004.
      As a result of the spin-off, for periods prior to January 1, 2004, the Florida operations’ earnings have been reclassified as discontinued operations on the consolidated statements of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets.
Business Segments
      In addition to the following information relating to the Corporation’s business segments, information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2004, the Community Banking segment consisted of a regional community bank. The Wealth Management segment consisted of a trust company, a registered investment advisor and a broker dealer subsidiary. The Insurance segment consisted of an insurance agency and a reinsurer. The Consumer Finance segment consisted of a multi-state consumer finance company.

Community Banking
      The Corporation’s Community Banking affiliate, First National Bank of Pennsylvania (FNBPA), offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans.
      The goal of Community Banking is to generate quality, profitable revenue growth through increased business with its current customers, attraction of non-customer relationships through FNBPA’s current branches and expansion in existing and into new markets through de novo branch openings and acquisitions. Consistent with this strategy, on October 8, 2004, the Corporation completed its acquisition of Slippery Rock Financial Corporation. For information pertaining to this acquisition, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. In addition, the Corporation considers Community Banking a fundamental source of revenue opportunity to other business segments within the Corporation through cross-selling of products and services offered by the Corporation’s other business segments.
      The lending philosophy of Community Banking is to originate quality customer relationships while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the market areas served by the Corporation. Consistent with its lending philosophy, Community Banking does not have any highly leveraged transaction loans.
      No material portion of the loans or deposits of Community Banking have been obtained from a single or small group of customers, and the loss of any customer’s loans or deposits or a small group of customers’ loans or deposits would not have a material adverse effect on the Corporation. The majority of the loans and deposits have been generated within the areas in which Community Banking operates.

Wealth Management
      Wealth Management delivers comprehensive wealth management services to individuals, corporations and retirement funds as well as existing customers of Community Banking. Wealth Management provides services to individuals and corporations located within the Corporation’s geographic markets.
      The Corporation’s trust subsidiary, First National Trust Company (FNTC), provides services including a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2004, the market value of trust assets under management totaled approximately $1.4 billion.
      The Corporation’s Wealth Management segment also includes two other wholly-owned subsidiaries. First National Investment Services Company offers a complete array of investment products and services for customers of Wealth Management through a networking relationship with a third party licensed brokerage firm. F.N.B. Investment Advisors, Inc., a registered investment advisor with the Securities and Exchange Commission (SEC), offers customers of Wealth Management objective investment programs featuring mutual funds, annuities, stocks and bonds.
      No material portion of Wealth Management has been obtained from a single or small group of customers, and the loss of any one customer’s business or a small group of customers’ businesses would not have a material adverse effect on the Corporation.

Insurance
      The Corporation’s Insurance segment operates principally through First National Insurance Agency, Inc. (FNIA). FNIA is a full-service agency offering all lines of commercial and personal insurance through major carriers to businesses and individuals primarily within the Corporation’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels. One means of growing revenue through new clients is the acquisition of independent insurance agencies in the Corporation’s geographic market. Consistent with this strategy, on July 30, 2004, FNIA acquired the assets of Morrell, Butz and Junker, Inc. and MBJ Benefits, Inc., two related insurance agencies in the greater Pittsburgh area. For information pertaining to this acquisition, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
      In addition, the Corporation’s Insurance segment includes a reinsurance subsidiary, Penn-Ohio Life Insurance Company (Penn-Ohio). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation’s lending subsidiaries.
      No material portion of Insurance has been obtained from a single or small group of customers, and the loss of any one customer’s business or a small group of customers’ businesses would not have a material adverse effect on the Corporation.

Consumer Finance
      The Corporation’s Consumer Finance segment operates through its wholly-owned subsidiary, Regency Finance Company (Regency), which is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. Such activity is primarily funded through the sale of the Corporation’s subordinated notes at Regency’s branch offices. The Consumer Finance segment operates in Pennsylvania, Ohio and Tennessee.
      No material portion of Consumer Finance has been obtained from a single or small group of customers, and the loss of any one customer’s business or a small group of customers’ businesses would not have a material adverse effect on the Corporation.

Other
      The Corporation also has three other subsidiaries: First National Corporation (FNC), F.N.B. Building Corporation (F.N.B. Building), and F.N.B. Statutory Trust I (Statutory Trust). FNC holds equity securities and other assets for the holding company. F.N.B. Building owns real estate that is leased to certain affiliates. Statutory Trust holds solely junior subordinated debt securities of the Corporation (debentures). These subsidiaries, along with the Parent company and intercompany eliminations, are included in the Other category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Market Area and Competition
      The Corporation operates in Pennsylvania and northeastern Ohio in an area that has a diversified mix of light manufacturing, service and distribution industries. This area is served by Interstates 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. The area is also close to the Great Lakes shipping port of Erie and the Greater Pittsburgh International Airport. The Corporation’s Consumer Finance segment also operates in northern and central Tennessee and central and southern Ohio.
      The Corporation’s subsidiaries compete for deposits, loans and service business with a large number of other financial institutions, such as commercial banks, savings banks, savings and loan associations, credit life insurance companies, mortgage banking companies, consumer finance companies, credit unions and commercial finance and leasing companies, many of which have greater resources than the Corporation. In providing wealth and asset management services, the Corporation’s subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies.
      In Regency’s market areas of Pennsylvania, Ohio and Tennessee, the active competitors include banks, credit unions and national, regional and local consumer finance companies, some of which have substantially greater resources than that of Regency. The ready availability of consumer credit through charge accounts and credit cards constitutes additional competition. In this market area, competition is based on the rates of interest charged for loans, the rates of interest paid to obtain funds and the availability of customer services.

      The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services, but also in processing information. The Corporation and each of its subsidiaries must continually make technological investments to remain competitive in the financial services industry.
Mergers and Acquisitions
      See the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Employees
      As of February 28, 2005, the Corporation and its subsidiaries had 1,516 full-time and 385 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.
Government Supervision and Regulation
      The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies, financial holding companies and banks and specific information about the Corporation and its subsidiaries. Federal regulation of banks, bank holding companies and financial holding companies is intended primarily for the protection of depositors and the Bank Insurance Fund rather than for the protection of stockholders and creditors. Numerous laws and regulations govern the operations of financial services institutions and their holding companies. Accordingly, the following discussion is general in nature and does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its subsidiaries.

General
      As a registered bank holding company and financial holding company, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Corporation’s subsidiary bank (FNBPA) and trust company (FNTC) are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). Likewise, FNBPA and FNTC are subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders.
      As a regulated financial services company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The Federal Reserve Board, OCC and SEC have broad enforcement powers, and powers to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to conduct new activities, acquire or divest businesses or assets, or reconfigure existing operations. In addition, the Corporation, FNBPA and FNTC are subject to examination by various regulators, which results in examination reports and ratings (which are not publicly available) that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. An examination downgrade by any of the Corporation’s federal bank regulators potentially can result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.
      A financial holding company and the companies under its control are permitted to engage in activities considered “financial in nature or incidental thereto” as defined by the Gramm-Leach-Bliley Act and Federal Reserve Board interpretations, including, without limitation, insurance and securities activities, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the Federal Reserve Board after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.
      The Federal Reserve Board is the “umbrella” regulator of a financial holding company. In addition, financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, insurance companies and banks, are also subject to the jurisdiction of various federal and state “functional” regulators.

Interstate Banking
      Bank holding companies, including those that are also financial holding companies, are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, control no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.
      Subject to certain restrictions, the Interstate Banking Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. During 2004, the Corporation had one retail subsidiary national bank, FNBPA. FNBPA owns and operates eleven interstate branch offices within Ohio.

Recent Regulations
      On March 1, 2005, the Federal Reserve Board adopted a final rule that allows continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Under this new rule, trust preferred securities and other restricted core capital elements will be subject to stricter quantitative limits in 2009.
      The Check Clearing for the 21st Century Act (Check 21), which became effective on October 28, 2004, is expected to revamp the way banks process checks. Check 21 will facilitate check truncation, a process that eliminates the original paper check from the clearing process. Instead, many checks will be processed electronically. Under Check 21, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account, and an electronic image of the check, a processable printout known as a substitute check or Image Replacement Document (IRD), will be considered the legal equivalent of the original check. Banks can choose to send substitute checks as electronic files to be printed on-site or in close proximity to the paying bank. For financial institutions and their clients, these changes have the potential to reduce costs, improve efficiency in check collections and accelerate funds availability, while alleviating dependence on the national transportation system.

Changes in Regulations
      Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any proposals or legislation and the impact they might have on the Corporation and its subsidiaries cannot be determined at this time.

Capital and Operational Requirements
      The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board’s risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for credit losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum.
      The sum of Tier 1 and 2 capital less investments in unconsolidated subsidiaries represents the Corporation’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. At December 31, 2004, the Corporation’s Tier 1 and total risk-based capital ratios under these guidelines were 9.6% and 11.7%, respectively. At December 31, 2004, the Corporation had $106.1 million of capital securities that qualified as Tier 1 capital and $8.9 million of subordinated debt that qualified as Tier 2 capital.
      The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Corporation’s leverage ratio at December 31, 2004 was 6.5%. The Corporation meets its leverage ratio requirements.
      The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
      The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well capitalized as of December 31, 2004.
      Federal regulators must also take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance-sheet position) and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. In addition, the Corporation, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Distributions
      The Corporation’s primary source of funds for cash distributions to its stockholders, and funds used to pay principal and interest on its indebtedness, are dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to the Corporation. In addition to dividends from FNBPA, other sources of parent company liquidity for the Corporation include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. FNBPA is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory authority is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.
      In addition, the ability of the Corporation and the ability of FNBPA to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Corporation, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Source of Strength
      According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common shareholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Corporation’s capital needs, asset quality and overall financial condition. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other banks that are members of the FDIC may be assessed for the FDIC’s loss, subject to certain exceptions.
      In addition, if FNBPA was no longer “well capitalized” and “well managed” within the meaning of the Bank Holding Company Act and Federal Reserve Board rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of Federal Reserve Board applications would not be available to the Corporation. Moreover, examination ratings of “3” or lower, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations or other factors, can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends, or continue to conduct existing activities.

Securities and Exchange Commission
      The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of certain of its businesses.
      F.N.B. Investment Advisors, Inc. is registered with the SEC as an investment advisor and, therefore, is subject to the requirements of the Investment Advisors Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of investment advisors. The regulations applicable to investment advisors cover all aspects of the investment advisory business, including limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping, operating marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as general anti-fraud prohibitions. The Corporation’s investment advisory subsidiary also may be subject to certain state securities laws and regulations.

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
      F.N.B. Investment Advisors, Inc. is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc. (NASD), among others. The principal purpose of these regulations is the protection of clients and the securities markets, rather than the protection of stockholders and creditors.

Consumer Finance Subsidiary
      Regency is subject to regulation under Pennsylvania, Tennessee and Ohio state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions and the Ohio Division of Consumer Finance periodically visit Regency’s offices and conduct extensive examinations in order to determine compliance with such laws and regulations. Such examinations include a review of loans and the collateral therefor, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is subject to certain federal laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions.

Insurance Agencies
      FNIA is subject to licensing requirements and extensive regulation under the laws of the United States and its various states. These laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations or the conviction of crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.
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

Available Information
      The Corporation maintains a website at www.fnbcorporation.com. The Corporation makes available, free of charge, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. These reports are also available to shareholders, free of charge, upon written request to F.N.B. Corporation, Attn: David B. Mogle, Secretary, One F.N.B. Boulevard, Hermitage, PA 16148. A fee of ten cents per page will be charged for any requested exhibits to these documents. The Corporation’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FNB”. The Corporation filed its annual CEO Certification with the NYSE on May 14, 2004 without qualification. The Corporation’s Code of Business Conduct and Ethics, the Charters of its Audit, Compensation, Corporate Governance and Nominating Committees and the Corporation’s Corporate Governance Guidelines are available on the Corporation’s website and in printed form upon request.
Item 2.     Properties
      The Corporation owns a six-story building in Hermitage, Pennsylvania that serves as its headquarters, executive and administrative offices. It also shares this facility with Community Banking and Wealth Management.
      The Community Banking, Insurance and Consumer Finance offices are located in 30 counties in Pennsylvania, 16 counties in northern and central Tennessee and 13 counties in Ohio. At December 31, 2004, the Corporation’s subsidiaries owned 96 of the Corporation’s 193 offices and leased the remaining 97 offices under operating leases expiring at various dates through the year 2087. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Item 3.     Legal Proceedings
      The Corporation and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as a depository bank, lender, underwriter, fiduciary, financial advisor, broker or other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it has valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.
      Based on information currently available, advice of counsel and available insurance coverage, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s results of operations for a particular period.
Item 4.     Submission of Matters to a Vote of Security Holders
      None

EXECUTIVE OFFICERS OF THE REGISTRANT
      The name, age, position with the Corporation and principal occupation for the last five years of each of the current Corporate officers is set forth below:

Name	Age	Position with the Corporation and Prior Occupations in Previous Five Years

Scott D. Free	41	Senior Vice President and Treasurer of the Corporation and FNBPA since January 2005; Senior Vice President of First Merit Bank in 2004; Vice President of First Merit Bank from 1998 to 2004.

Stephen J. Gurgovits	61	President and Chief Executive Officer of the Corporation since January 2004; Vice Chairman of the Corporation since 1998; Executive Vice President of the Corporation from 1995 to 1998; President and Chief Executive Officer of FNBPA from 1988 to 2004; Chairman of FNBPA since 2004; Director of Sun Bancorp, Inc. and its subsidiary, Sun Bank, from 1997 to 2004.

Brian F. Lilly	47	Chief Financial Officer of the Corporation since January 2004; Chief Administrative Officer of FNBPA since 2003; Chief Financial Officer of Billingzone, LLC from 2000 to 2003; Chief Financial Officer of various businesses of PNC Financial Services Group, Inc., from 1991 to 2000.

Tito L. Lima	40	Controller of the Corporation since January 2004; Chief Financial Officer of FNBPA since 2002; Chief Financial Officer for the Consumer Lending Business of PNC Bank from 1996 to 2002.

David B. Mogle	55	Corporate Secretary since 1994; Corporate Treasurer from 1986 to 2004; Senior Vice President and Secretary of FNBPA since 1994; Treasurer of FNBPA from 1999 to 2004.

James G. Orie	47	Chief Legal Officer of the Corporation since January 2004; Vice President and Corporate Counsel of the Corporation from 1996 to 2003; Senior Vice President of FNBPA since January 2004.

Gale E. Wurster	63	Vice President of the Corporation since January 2004; Executive Vice President of FNBPA from 1999 to 2004.
      There are no family relationships among any of the above executive officers, and there is no arrangement of understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by and serve at the pleasure of the Corporation’s Board of Directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
      Effective December 17, 2003, the Corporation’s common stock was listed on the New York Stock Exchange (NYSE) under the symbol “FNB.” Prior to that date, the Corporation’s common stock traded on the Nasdaq Stock Market (Nasdaq) under the symbol “FBAN.” The accompanying table shows the range of high and low bid prices per share of the common stock as reported by the NYSE and Nasdaq for 2004 and 2003. The table also shows dividends per share paid on the outstanding common stock during these periods.
      Stock prices and dividend figures have been adjusted to reflect the 5% stock dividend declared on April 28, 2003. Stock prices and dividend figures for 2003 include the Corporation’s Florida operations, which were spun-off into a separate, independent public company effective January 1, 2004. As of February 28, 2005, there were 11,466 holders of record of the Corporation’s common stock.

	Low	High	Dividends

Quarter Ended 2004
March 31	$18.79	$22.79	$.23
June 30	18.80	22.63	.23
September 30	19.40	22.91	.23
December 31	19.88	22.82	.23

Quarter Ended 2003
March 31	25.52	27.62	.21
June 30	27.20	31.04	.24
September 30	29.35	35.08	.24
December 31	31.68	35.48	.24
      The following table provides information about purchases of equity securities by the Corporation:

	Issuer Purchases of Equity Securities(1)

				Maximum
			Total Number of	Number of Shares
			Shares Purchased	that May Yet Be
			as Part of	Purchased Under
	Total Number of	Average Price Paid	Publicly Announced	the Plans or
Period	Shares Purchased	per Share	Plans or Programs	Programs

January 1 - 31, 2004	346,000	$19.69	N/A	N/A
February 1 - 29, 2004	46,844	21.44	N/A	N/A
March 1 - 31, 2004	50,000	22.48	N/A	N/A
April 1 - 30, 2004	88,200	21.56	N/A	N/A
May 1 - 31, 2004	39,000	19.53	N/A	N/A
June 1 - 30, 2004	63,000	19.91	N/A	N/A
July 1 - 31, 2004	54,000	20.19	N/A	N/A
August 1 - 31, 2004	42,000	20.30	N/A	N/A
September 1 - 30, 2004	74,800	22.29	N/A	N/A
October 1 - 31, 2004	124,000	22.39	N/A	N/A
November 1 - 30, 2004	49,300	21.30	N/A	N/A
December 1 - 31, 2004	31,900	20.75	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation’s discretion.

Item 6.     Selected Financial Data

	2004	2003	2002	2001	2000

	Dollars in thousands, except per share data
Year Ended December 31
Total interest income	$254,448	$257,019	$275,853	$301,638	$300,514
Total interest expense	84,390	86,990	98,372	134,984	136,775
Net interest income	170,058	170,029	177,481	166,654	163,739
Provision for loan losses	16,280	17,155	13,624	26,727	12,393
Total non-interest income	78,141	68,155	66,145	52,015	43,704
Total non-interest expense	142,587	185,025	185,003	149,259	136,248
Income from continuing operations	61,795	27,038	31,271	31,769	42,153
Income from discontinued operations, net of tax	—	31,751	32,064	21,216	19,755
Net income	61,795	58,789	63,335	52,985	61,908
At Year-End
Total assets	$5,027,009	$8,308,310	$7,090,232	$6,488,383	$6,126,792
Assets of discontinued operations	—	3,751,136	2,735,204	2,202,004	2,125,737
Net loans	3,338,994	3,213,058	3,188,223	3,061,936	2,980,248
Deposits	3,598,087	3,439,510	3,304,105	3,338,913	3,227,249
Short-term borrowings	395,106	232,966	255,370	209,912	177,580
Long-term debt	636,209	584,808	400,056	276,802	198,907
Liabilities of discontinued operations	—	3,386,021	2,467,123	2,022,538	1,954,863
Total stockholders’ equity	324,102	606,909	598,596	572,407	503,422
Per Common Share(1)
Basic earnings per share
Continuing operations	$1.31	$.58	$.68	$.71	$.94
Discontinued operations	—	.69	.69	.48	.44
Net income	1.31	1.27	1.37	1.19	1.38
Diluted earnings per share
Continuing operations	1.29	.57	.67	.70	.92
Discontinued operations	—	.68	.68	.47	.43
Net income	1.29	1.25	1.35	1.17	1.35
Cash dividends declared	.92	.93	.81	.68	.61
Book value(2)	6.47	13.10	12.93	12.37	10.87
Ratios
Return on average assets(2)	1.29%	.74%	.93%	.84%	1.03%
Return on average equity(2)	23.54	9.66	10.97	9.81	12.28
Dividend payout ratio(2)	72.56	72.90	59.03	52.81	45.36
Average equity to average assets(2)	5.50	7.66	8.51	8.58	8.42

(1)	Per share amounts for 2003, 2002, 2001 and 2000 have been restated for the common stock dividend declared on April 28, 2003.

(2)	Effective January 1, 2004, F.N.B. Corporation spun-off its Florida operations into a separate independent public company. As a result of the spin-off, the Florida operations’ earnings for prior years have been classified as discontinued operations on the Corporation’s consolidated income statements and the assets and liabilities related to the discontinued operations have been disclosed separately on the Corporation’s consolidated balance sheets for prior years. In addition, note that the book value at period end, stockholders’ equity, the return on average assets ratio, the return on average equity ratio and the dividend payout ratio for prior years include the discontinued operations.

QUARTERLY EARNINGS SUMMARY (Unaudited)

	Mar. 31	June 30	Sept. 30	Dec. 31

	Dollars in thousands, except per share data
Quarter Ended 2004
Total interest income	$61,976	$61,516	$63,950	$67,006
Total interest expense	19,771	20,048	21,883	22,688
Net interest income	42,205	41,468	42,067	44,318
Provision for loan losses	4,622	3,620	3,570	4,468
Gain (loss) on sale of securities	445	522	470	(830)
Other non-interest income	20,324	16,858	18,321	22,031
Total non-interest expense	34,611	33,457	35,902	38,617
Income from continuing operations	16,222	15,065	14,696	15,812
Income from discontinued operations, net of tax	—	—	—	—
Net income	16,222	15,065	14,696	15,812
Per Common Share
Basic earnings per share
Continuing operations	$.35	$.32	$.32	$.32
Discontinued operations	—	—	—	—
Net income	.35	.32	.32	.32
Diluted earnings per share
Continuing operations	.35	.32	.31	.31
Discontinued operations	—	—	—	—
Net income	.35	.32	.31	.31
Cash dividends declared	.23	.23	.23	.23

	Mar. 31	June 30	Sept. 30	Dec. 31

	Dollars in thousands, except per share data
Quarter Ended 2003
Total interest income	$66,547	$65,096	$62,868	$62,508
Total interest expense	21,394	23,075	21,872	20,649
Net interest income	45,153	42,021	40,996	41,859
Provision for loan losses	4,127	3,903	4,285	4,840
Gain on sale of securities	382	772	733	62
Other non-interest income	16,550	17,065	16,858	15,733
Total non-interest expense	37,289	36,311	67,469	43,956
Income (loss) from continuing operations	14,609	14,070	(7,815)	6,174
Income from discontinued operations, net of tax	8,719	10,586	8,299	4,147
Net income	23,328	24,656	484	10,321
Per Common Share(1)
Basic earnings per share
Continuing operations	$.32	$.30	$(.17)	$.13
Discontinued operations	.19	.23	.18	.09
Net income	.51	.53	.01	.22
Diluted earnings per share
Continuing operations	.31	.30	(.17)	.13
Discontinued operations	.19	.22	.18	.09
Net income	.50	.52	.01	.22
Cash dividends declared	.21	.24	.24	.24

(1)	Per share amounts have been restated for the stock dividend declared on April 28, 2003.

(2)	Effective January 1, 2004, F.N.B. Corporation spun-off its Florida operations into a separate independent public company. As a result of the spin-off, the Florida operations’ earnings for prior years have been classified as discontinued operations on the Corporation’s consolidated income statements and the assets and liabilities related to the discontinued operations have been disclosed separately on the Corporation’s consolidated balance sheets for prior years.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Management’s discussion and analysis represents an overview of the results of operations and financial condition of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.
Important Note Regarding Forward-Looking Statements
      Certain statements in this annual report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
Application of Critical Accounting Policies
      The Corporation’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the financial statements; accordingly, as this information changes the financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and as such have a greater possibility of producing results that could be materially different than originally reported. The most significant accounting policies followed by the Corporation are presented in the Notes to Consolidated Financial Statements, which are included in Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions and estimates underlying those amounts, management has identified the following accounting areas that require the most subjective or complex judgments, and as such could be most subject to revision as new information becomes available.

Allowance for Loan Losses
      The Corporation maintains an allowance for losses inherent in the loan and lease portfolios. The allowance for loan losses is reflected as a contra asset account, or reserve, against loans and leases in the balance sheet. Loan losses are charged off against the allowance for loan losses, with recoveries of amounts previously charged off credited to the allowance for loan losses. Provisions for loan losses are charged to operations based on management’s periodic evaluation of adequacy of the allowance. The provision for credit losses provides for probable losses on loans and leases.
      The allowance for loan losses represents management’s estimate of probable credit losses inherent in the loan and lease portfolios. Determining the amount of the allowance for loan losses is considered a critical accounting estimate because it requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows and estimates of collateral values, where applicable. Management’s estimate of the adequacy of the allowance for loan losses includes individual evaluation and assessment of individual impaired loans, pools of homogeneous loans sharing common risk factors and other economic and environmental risk factors that may impact anticipated losses within these credits. To the extent actual outcomes differ from management’s estimates, additional provisions for credit losses may be required that could adversely affect earnings or financial positions in future periods.
      Reserve estimates for individually impaired loans are based upon individual assessment of larger balance credits that are evaluated by management at least quarterly to establish individual estimates of loss exposure. These analyses entail a high degree of judgment to reasonably estimate the amount of loss associated with specific impaired loans, including estimating the amount and timing of cash flows as well as the values of pledged collateral and guarantees applicable to each unique situation. Loans depending entirely on the sale of pledged collateral for repayment require estimating the values anticipated from the sale of collateral, as well as estimating the timing and volume of expenses associated with the maintaining of the collateral during the company’s marketing and sales efforts.
      Historical loss experiences serve as the basis for estimating losses on homogeneous loans that share common risk characteristics. Loss histories for each respective pool of loans are evaluated by management to consider inherent but undetected losses within these pools. Consideration is given to other factors that may cause current losses to deviate from their historical performance. Such consideration involves evaluating changes in credit underwriting guidelines to evaluate the affects such changes may have on current losses, as well as analysis of current economic conditions that may impact the level and volume of losses realized. Other relevant environmental factors considered by management in estimating losses include evaluation of levels and trends in delinquencies, non-performing and charge-offs, and also trends in management’s internal credit risk ratings. Independent loan review results are evaluated and considered in estimating reserves as well as the experience, ability and depth of lending management and staff. The consideration of this component of the allowance requires considerable judgment in order to estimate inherent loss exposures.

Goodwill and Other Intangible Assets
      Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the business acquired. The majority of the Corporation’s goodwill relates to value inherent in its banking and insurance businesses. The amount of goodwill is impacted by the fair value of underlying assets and liabilities acquired, including loans, deposits and long-term debt, that are significantly influenced by management’s estimates and assumptions which are judgmental in nature.
      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The Corporation performs an internal valuation analysis and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the risk inherent in future cash flows, growth rate and determination and evaluation of appropriate market comparables.
      The value of this goodwill is dependent upon the Corporation’s ability to provide quality, cost-effective services in the face of competition. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted and the market value of the assets under administration. A decline in earnings as a result of a lack of growth or the Corporation’s inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could result in additional expense and adversely impact earnings in future periods.
Overview
      As explained in more detail in Part I, Item 1, Business, of this Report, on January 1, 2004 the Corporation completed the spin-off of its Florida operations. As such, F.N.B. Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation is a leading provider of Community Banking, Wealth Management, Insurance and Consumer Finance services through its affiliates: First National

Bank of Pennsylvania, First National Trust Company, First National Investment Services Company, F.N.B. Investment Advisors, Inc., First National Insurance Agency, Inc. and Regency Finance Company. As of December 31, 2004, the Corporation had 131 full service banking offices in Pennsylvania and Ohio and 55 consumer finance offices in Pennsylvania, Ohio and Tennessee.
      The accommodative monetary policy followed by the Federal Reserve Board in recent years had placed interest rates at historically low levels by the beginning of 2004. As a result, the Corporation experienced accelerated loan and investment security prepayments during 2003. These prepayments resulted in lower earning asset yields as these cash flows were reinvested at lower rates. The 2004 net interest margin more fully reflected the impact of this activity, offsetting the favorable impact that growth in earning assets had on net interest income. In addition, net interest income growth was further challenged as a result of the managed reduction of the indirect loan and fixed rate mortgage portfolios. During the second quarter of 2004, the economic expansion was considered well underway and the market became increasingly concerned about inflation. Subsequently, the Federal Reserve Board increased short term rates five times totaling 1.25% during the remainder of 2004, resulting in a flatter yield curve. The Corporation took action to help stabilize net interest income, including containing deposit costs as rates increased, refinancing certain Federal Home Loan Bank (FHLB) borrowings and acquiring Slippery Rock Financial Corporation (Slippery Rock). For information pertaining to the acquisition of Slippery Rock, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
      Total average loans increased primarily as a result of the Corporation’s acquisition of Slippery Rock in the fourth quarter of 2004. Excluding this acquisition, the Corporation’s average loans were essentially flat as the Corporation executed on its planned focus on more desirable customer relationship oriented portfolios of commercial and home equity loans and lines of credit while decreasing the fixed-rate mortgages, indirect loans and indirect automobile leases portfolios.
      Total average deposit growth was primarily attributable to the addition of Slippery Rock in the fourth quarter of 2004. In addition, the Corporation experienced a favorable shift in its deposit mix toward core deposit categories of non-interest bearing demand, interest bearing demand and savings accounts and away from more price sensitive certificates of deposit. The Corporation also experienced robust growth in its customer repurchase agreements resulting from the implementation of a strategic initiative to increase and expand the Corporation’s commercial lending relationships.
      In an effort to mitigate the impact of a narrower net interest margin in 2004, the Corporation focused on growing its core based businesses of Insurance and Wealth Management. The former was favorably impacted by the acquisition of Morrell, Butz and Junker, Inc. (MBJ), one of the largest independent insurance agencies in the Pittsburgh, Pennsylvania market. This acquisition expanded the Corporation’s presence in this customer-relationship oriented business and will provide for a growth platform through the attraction of new customer relationships as well as expansion of existing customer relationships through cross-sell initiatives with other business segments. For information pertaining to the acquisition of MBJ, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. The Corporation’s Wealth Management segment, on the other hand, benefited from its successful sales of investment products and services through the Corporation’s branch network in 2004. In addition, First National Trust Company enhanced its profit margin through its planned attrition of lower profitability customer relationships coupled with the implementation of expense reduction initiatives resulting from the spin-off.
      The Corporation further benefited from its successful implementation of expense reduction initiatives in 2004 across most of its segments, as a result of the spin-off.
      Asset quality improved during the first three quarters of 2004, although some of the benefits were lessened with the acquisition of Slippery Rock. Prior to the acquisition, the Corporation experienced favorable trends in key asset quality indicators including declines in delinquent loans, non-performing assets and net loan charge-offs as a percentage of average loans. The addition of Slippery Rock led to an increase of these same measures during the fourth quarter 2004, which led to an increase in the fourth quarter provision for loan losses corresponding with the credit risk inherent to the acquired Slippery Rock portfolio.

Results of Operations

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
      Net income for 2004 was $61.8 million or $1.29 per diluted share, as compared to income from continuing operations for 2003 of $27.0 million or $.57 per diluted share, which included after-tax restructuring charges of $26.1 million or $.55 per diluted share related to the spin-off of the Corporation’s Florida operations. Net income for 2003, including discontinued operations, totaled $58.8 million or $1.25 per diluted share. The Corporation’s 2004 earning asset growth resulted from increases in the Corporation’s investment securities portfolio and the customer relationship oriented portfolios of commercial and consumer loans, partially offset by reductions in mortgages, indirect loans and indirect automobile leases. In addition, fee income growth in 2004 resulted from increases in insurance commissions and security sales commissions. While the former was favorably impacted by the acquisition of MBJ, the latter was a result of the Corporation’s successful sales efforts through its branch network and through cross-selling efforts. Lastly, also favorably impacting earnings, the Corporation experienced lower expenses in 2004 as compared to 2003 primarily as a result of the successful implementation of expense reductions related to the spin-off of the Florida operations and restructuring charges totaling $39.2 million in 2003 related to the spin-off. These positive factors were partially offset by a lower net interest margin (as previously explained in the Overview section above), lower gains on sale of loans, as rising interest rates lead to a slow-down in mortgage refinancing activity, and lower gains on sale of securities. Further, the Corporation’s effective tax rate was historically lower in 2003 primarily as a result of the restructuring charges taken in 2003. Return on average equity was 23.54%, while return on average assets was 1.29% for the year ended December 31, 2004, as compared to 9.66% and .74%, in 2003, respectively.

      The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Twelve Months Ended December 31,

	2004			2003			2002

		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest earning assets:
Interest bearing deposits with banks	$1,377	$14	1.02%	$2,925	$22	0.92%	$1,957	$44	2.25%
Federal funds sold	21	—	.89	—	—	—	26,619	506	1.90
Short-term investments	1,389	—	—	—	—	—	—	—	—
Taxable investment securities(1)	1,008,444	43,248	4.29	771,856	34,005	4.40	456,121	26,221	5.75
Non-taxable investment securities(2)	83,139	4,242	5.10	89,434	5,397	6.03	173,951	11,153	6.41
Loans(2)(3)	3,278,600	209,379	6.39	3,233,291	220,072	6.81	3,183,456	243,174	7.64

Total interest earning assets	4,372,970	256,883	5.87	4,097,506	259,496	6.33	3,842,104	281,098	7.32

Cash and due from banks	101,584			99,757			109,994
Allowance for loan losses	(48,270)			(47,049)			(47,902)
Premises and equipment	78,034			85,365			85,693
Other assets	267,999			231,835			230,227
Assets of discontinued operations	—			3,479,929			2,567,608

	$4,772,317			$7,947,343			$6,787,724

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$852,541	6,940	0.81	$789,864	6,293	0.80	$649,742	6,402	0.99
Savings	641,655	3,656	0.57	535,152	3,538	0.66	519,174	4,701	0.91
Other time	1,339,525	41,804	3.12	1,459,406	47,879	3.28	1,595,245	61,875	3.88
Repurchase agreements	130,698	1,380	1.06	77,977	936	1.20	60,022	1,290	2.15
Other short-term borrowings	226,633	5,898	2.60	268,682	6,501	2.42	153,737	7,594	4.94
Long-term debt	640,070	24,712	3.86	512,795	21,843	4.26	319,885	16,510	5.16

Total interest bearing liabilities	3,831,122	84,390	2.20	3,643,876	86,990	2.39	3,297,805	98,372	2.98

Non-interest bearing demand	609,626			576,666			529,760
Other liabilities	68,965			39,804			68,887
Liabilities of discontinued operations	—			3,078,604			2,313,699

	4,509,713			7,338,950			6,210,151

Stockholders’ equity	262,604			608,393			577,573

	$4,772,317			$7,947,343			$6,787,724

Excess of interest earning assets over interest bearing liabilities	$541,848			$453,630			$544,299

Net interest income		$172,493			$172,506			$182,726

Net interest spread			3.67%			3.94%			4.34%

Net interest margin(4)			3.94%			4.21%			4.76%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The amounts are reflected on a fully taxable equivalent basis using the federal statutory tax rate of 35%.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4)	Net interest margin is calculated by dividing the difference between total interest earned and total interest paid by total interest earning assets.

Net Interest Income
      Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short-and long-term borrowings). In 2004, net interest income, which comprised 68.5% of total revenue as compared to 71.4% in 2003, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
      Net interest income, on a fully taxable equivalent basis, was $172.5 million for both 2004 and 2003. While the Corporation’s net interest margin decreased from 2003 by 27 basis points, to 3.94% in 2004, average earning assets increased $275.5 million or 6.7% for the same period. The Corporation’s net interest margin was impacted by historically low levels of interest rates in 2004 which led to accelerated loan and investment security prepayments. These prepayments resulted in lower earning assets yields as these cash flows were reinvested at lower rates. In managing its net interest margin, the Corporation took actions to reduce the cost of funds on its interest bearing liabilities by managing the cost of its deposits and prepaying certain higher cost FHLB borrowings. More details on changes in tax equivalent net interest income are attributed to changes in earning assets, interest bearing liabilities yields and cost of funds in the preceding table.
      The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the periods indicated (in thousands):

	Year Ended December 31,

	2004			2003

	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(11)	$3	$(8)	$16	$(38)	$(22)
Federal funds sold	—	—	—	(253)	(253)	(506)
Securities	9,754	(1,666)	8,088	9,875	(7,847)	2,028
Loans	3,049	(13,742)	(10,693)	3,746	(26,848)	(23,102)

	12,792	(15,405)	(2,613)	13,384	(34,986)	(21,602)

Interest Expense
Deposits:
Interest bearing demand	559	88	647	1,249	(1,358)	(109)
Savings	642	(524)	118	144	(1,307)	(1,163)
Other time	(3,812)	(2,263)	(6,075)	(4,970)	(9,026)	(13,996)
Repurchase agreements	565	(121)	444	317	(671)	(354)
Other short-term borrowings	(1,064)	461	(603)	3,704	(4,797)	(1,093)
Long-term debt	5,058	(2,189)	2,869	8,603	(3,270)	5,333

	1,948	(4,548)	(2,600)	9,047	(20,429)	(11,382)

Net Change	$10,844	$(10,857)	$(13)	$4,337	$(14,557)	$(10,220)

      The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
      Interest income, on a fully taxable equivalent basis, of $256.9 million in 2004 decreased by $2.6 million or 1.0% from 2003. This decrease was caused by a reduction in yield on earning assets of 46 basis points, to 5.87% in 2004. As noted previously, this reduction in yields was the direct result of accelerated prepayments in the investment security and loan portfolios resulting in new volume in 2004 being originated at rates that were lower than the overall portfolio yields. Partially offsetting this trend, average earning assets of $4.4 billion in 2004 grew $275.5 million or 6.7% from 2003 driven by an increase of $230.3 million in investment securities and an increase of $45.3 million in loans. The former is attributable primarily to the Corporation’s efforts to stabilize interest income. The latter is the result of the Corporation’s acquisition of Slippery Rock in the fourth quarter of 2004.
      Interest expense of $84.4 million in 2004 decreased by $2.6 million or 3.0% from the same period in 2003. This variance was primarily attributable to a decrease of 19 basis points in the Corporation’s cost of funds to 2.20% in 2004. During 2004, the Corporation took actions to reduce the cost of funds on its interest bearing liabilities by managing the cost of its deposits and prepaying certain higher cost FHLB advances. Partially offsetting this decrease in cost of funds, interest bearing liabilities increased $187.2 million or 5.1% to average $3.8 billion in 2004. This growth was primarily attributable to a combined increase of $221.9 million or 15.8% in the core deposit categories of interest bearing demand deposit and savings and customer repurchase agreements, partially offset by a decrease in higher cost time deposits of $119.9 million or 8.2%. In addition, average long-term debt of $640.1 million in 2004 increased $127.3 million or 24.8% from 2003 while average short-term borrowings of $226.6 million in 2004 decreased $42.0 million or 15.7%. This trend was the result of the Corporation’s strategy to lengthen funding and lock in borrowings at a time of historically low interest rates.

Provision for Loan Losses
      The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and net recoveries for the period.
      The provision for loan losses of $16.3 million in 2004 decreased $875,000 or 5.1% from 2003 primarily due to improved credit quality and a shift in mix of the Corporation’s loan portfolio toward the higher quality, relationship oriented commercial loans, direct installment loans and lines of credit and away from indirect loans and indirect auto leases. More specifically, in 2004 net charge-offs totaled $16.3 million or .50% as a percentage of average loans as compared to $18.0 million or .56% as a percentage of average loans in 2003. For additional information, refer to the Allowance for Loan Losses section. With respect to loan mix, the Corporation’s combined mix of commercial loans, direct installment loans and consumer lines of credit accounted for 74.1% of total loans at December 31, 2004 as compared to 70.7% at December 31, 2003. For more detail on this comparison, refer to the Lending Activity section.

Non-Interest Income
      Total non-interest income of $78.1 million, in 2004, increased $10.0 million or 14.7% from 2003. This increase resulted primarily from growth in the Corporation’s core fee income businesses of insurance commissions and securities commissions, coupled with certain one-time gains included in other non-interest income. These increases were partially offset by decreases in gains on sale of securities and gains on sale of loans as the latter was impacted by slower mortgage refinancing activity in 2004 as compared to 2003.
      Insurance commissions and fees of $11.2 million increased $2.1 million or 23.0% primarily as the Corporation expanded its presence in this desirable line of business through the acquisition of MBJ in July of 2004.
      Securities commissions of $5.0 million in 2004 increased $1.0 million or 23.8% from 2003 as the Corporation successfully pursued sales of those products through its branch network and through cross-selling efforts. The successful execution of this strategy resulted in enhanced value to the Corporation’s customers while providing the Corporation with growth in desirable fee income.
      Trust fees of $6.9 million in 2004 decreased $371,000 or 5.1% as the Corporation undertook efforts to exit low profitability accounts in 2004. This trend was more than offset by the Corporation’s efforts to streamline operations and improve productivity. As reflected in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, net income for the continuing operations of the Wealth Management segment, which includes securities commissions and trust fees, increased $654,000 or 54.9% from 2003 to total $1.8 million in 2004.

      Other income of $18.4 million in 2004 increased $9.6 million or 109.6% from 2003, primarily as the Corporation recognized certain one-time gains during 2004, including $4.1 million related to the sale of two branches, $3.8 million from the termination of its servicing arrangement with Sun Bancorp and $2.1 million on the stock of Sun Bancorp, partially offset by $314,000 in lower income from bank owned life insurance resulting from lower interest rates in 2004 as compared to 2003.

Non-Interest Expense
      Total non-interest expense of $142.6 million in 2004 decreased $42.4 million or 22.9% from 2003. Overall, this decrease was primarily attributable to expense reductions, mostly employee-related, due to the spin-off of the Corporation’s Florida operations.
      Salaries and employee benefits of $71.3 million in 2004 decreased $16.1 million or 18.4% from 2003. During 2003, the Corporation recognized $12.0 million in restructuring charges related to the spin-off of its Florida operations. The remaining decrease is attributable to the successful implementation of a staff reduction initiative resulting from the spin-off of the Corporation’s Florida operations, partially offset by increases related to the acquisition of MBJ in July of 2004 and Slippery Rock in October of 2004.
      Combined net occupancy and equipment expense of $24.3 million in 2004, decreased $4.2 million or 14.8% from the combined 2003 level. In 2003, the Corporation incurred approximately $1.9 million in restructuring charges related to the spin-off of its Florida operations. The remaining decrease is primarily attributable to reductions related to the spin-off of the Florida operations.
      Amortization of intangibles expense of $2.4 million in 2004 increased $243,000 or 11.2% from 2003. This increase was attributable to the partial year impacts of $109,000 related to customer list intangibles resulting from the acquisition of MBJ in July of 2004 and $134,000 related to core deposit intangibles resulting from the acquisition of Slippery Rock in October of 2004.
      Merger and consolidated related expense of $1.7 million in 2004 relates to costs incurred as a result of the acquisition of Slippery Rock in October of 2004. Debt extinguishment expense of $2.2 million in 2004 relates to the Corporation’s repayment of $207.0 million in higher cost FHLB advances. Additionally in 2003, the Corporation incurred $20.7 million in penalties to prepay $220.3 million in higher cost FHLB advances in conjunction with the spin-off of the Florida operations.
      Other expenses of $35.7 million in 2004 decreased $5.8 million or 13.9%. During 2003, the Corporation incurred approximately $4.5 million in restructuring charges related to the spin-off of its Florida operations.

Income Taxes
      The Corporation’s income tax expense of $27.5 million in 2004 was at an effective tax rate of 30.8% while the 2003 income tax expense from continuing operations of $9.0 million was at an effective tax rate of 24.9%. The 2003 effective tax rate was impacted by 4.5% resulting from the benefits relating to restructuring charges being recognized at rates higher than the Corporation’s overall effective income tax rate. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax benefits resulting from tax exempt instruments and excludable dividend income. For additional information refer to the Income Taxes footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
      Net income was $58.8 million for 2003 compared to net income of $63.3 million for 2002. Basic earnings per share were $1.27 and $1.37 for 2003 and 2002, respectively, while diluted earnings per share were $1.25 and $1.35, respectively, for those same periods. Income from continuing operations was $27.0 million for 2003 compared to $31.3 million for 2002. Basic earnings per share from continuing operations were $.58 and $.68 for 2003 and 2002, respectively, while diluted earnings per share from continuing operations were $.57 and $.67, respectively, for those same periods. Diluted earnings from continuing operations for 2003 and 2002 were reduced by $.55 and $.58 per share, respectively, due to pre-tax merger and restructuring expenses of $39.2 million and $42.0 million, respectively.

Net Interest Income
      Net interest income, on a fully taxable equivalent basis, totaled $172.5 million for 2003 versus $182.7 million in 2002, a decrease of $10.2 million or 5.6%. Net interest income consisted of interest income of $259.5 million and interest expense of $87.0 million for 2003 compared to $281.1 million and $98.4 million, respectively, for 2002. The Corporation’s net interest margin decreased 55 basis points to 4.21% in 2003, as the yield on interest earning assets decreased by 99 basis points and the rate paid on interest bearing liabilities decreased by 59 basis points.
      During 2003, in order to help revive economic growth, the Federal Reserve Board reduced its target federal funds rate to the lowest level in nearly 45 years. During the first and second quarters of 2003, concerns about continued economic weakness and possible disinflation drove mid-term and long-term treasury yields down significantly. The lower yields, in turn, sparked the refinancing of mortgages in the Corporation’s loan and mortgage-backed security portfolio. Thus, the lower interest rate levels experienced during 2003 contributed to the decline in the net interest margin as the yield on earning assets declined by more than the rate on interest-bearing liabilities.
      Total interest income, on a fully taxable equivalent basis, for 2003 decreased $21.6 million or 7.7% from 2002. This decrease was a result of lower yield, partially offset by higher earning assets. The impact of lower yield was $35.0 million while the impact of higher earning assets was $13.4 million. The decrease in yield was caused primarily by loan refinancing activity and scheduled repricing of adjustable rate loans to lower market rates, coupled with accelerated prepayments of mortgage-backed securities. The growth in earning assets was driven by increases in loans and investment securities. The increase of $49.8 million in loans was driven primarily by organic growth in commercial and consumer loans. The increase of $231.2 million in securities related to growth in mortgage-backed securities resulting from leveraged transactions totaling $164.0 million during 2003.
      Total interest expense decreased $11.4 million or 11.6% in 2003. This decrease was driven primarily by the lower rate paid on interest bearing liabilities, partially offset by an increase in interest bearing liabilities. The impact of a lower rate paid was $20.4 million while the impact of higher interest bearing liabilities was $9.0 million. The decrease in rate paid was driven primarily by actions taken by the Corporation to reduce rates paid on deposits and a reduction in the cost of debt, which was partially due to the early retirement of $220.3 million of higher cost FHLB borrowings during the third quarter of 2003. In addition, the Corporation continued to successfully generate non-interest bearing deposits, which increased $46.9 million or 8.9% in 2003. The growth in interest bearing liabilities was driven by increases of $20.3 million or .7% in interest bearing deposits, $132.9 million or 62.2% in short-term borrowings and $192.9 million or 60.3% in long-term debt. The increase in long-term debt is primarily the result of the debentures due to Statutory Trust, which were issued in early 2003. Additionally, the Corporation seized on the opportunity to lock-in long-term funding at relatively low rates through 2012.

Provision for Loan Losses
      The provision for loan losses increased 25.9% to $17.2 million in 2003. See the Non-Performing Loans and Allowance for Loan Losses sections for further information.

Non-Interest Income
      Total non-interest income increased 3.0% from $66.1 million in 2002 to $68.2 million in 2003. Service charges increased $1.1 million or 3.3%, while insurance premiums, commissions and fees increased $425,000 or 4.9% to $9.1 million in 2003. These higher levels of fee income are attributable to the Corporation’s success in generating core deposit fees and a continued focus on non-banking products and services such as consumer and commercial insurance services. Gains on the sale of mortgage loans for 2003 increased 114.2% to $2.9 million as compared to $1.3 million for the same period in 2002. The increase in gains on the sale of mortgage loans was a direct result of increases in homeowner refinancing driven by mortgage interest rates declining to historical low levels. As mortgage interest rates increase, the Corporation anticipates this level of growth in gains to decline.

Non-Interest Expense
      Total non-interest expense remained relatively flat at $185.0 million in 2003. During 2003, the Corporation recorded restructuring charges related to the spin-off of its Florida operations totaling $39.2 million. These charges were primarily a prepayment penalty in connection with the early retirement of higher cost FHLB borrowings, involuntary separation costs associated with terminated employees, other employment related expenses, professional fees and data processing charges. In addition, during 2002 the Corporation recorded merger and consolidation charges of $42.0 million related to the acquisition of Promistar Financial Corporation (Promistar). These expenses were primarily involuntary separation costs associated with terminated employees, other employment related expenses, professional fees and data processing conversion charges.
      Salary and employee benefits expense of $87.4 million in 2003 increased 17.0% from 2002. This increase includes restructuring charges of $12.0 million in 2003 and higher costs associated with employee medical insurance. Combined occupancy and equipment expense of $28.6 million in 2003 increased $3.6 million or 14.3% from 2002, mainly the result of $2.0 million of fixed asset expenses relating to the spin-off of the Florida operations. The increase in other expenses of $5.3 million or 14.7% from 2002 to 2003 includes $4.5 million in restructuring charges related to the spin-off of the Florida operations.

Income Taxes
      The Corporation’s income tax expense was $9.0 million for 2003 compared to $13.7 million for 2002. The 2003 effective tax rate of 24.9% was lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income. For additional information refer to the Income Taxes footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
Liquidity
      The Corporation’s goal in liquidity management is to meet the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation with cost-effective funding. Liquidity is centrally managed on a daily basis by treasury personnel. In addition, the Corporate Asset/ Liability Committee (ALCO), which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. The Board of Directors has established an Asset/ Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. This policy designates the ALCO as the body responsible for meeting this objective.
      Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are resold in the secondary market. Proceeds from the sale of mortgage loans totaled $93.6 million for 2004 as compared to $156.1 million for 2003.
      Liquidity sources from liabilities are generated primarily through deposits. As of December 31, 2004, deposits comprised 76.5% of total liabilities. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of December 31, 2004, outstanding advances were $492.6 million, or 9.8% of total assets, while the total availability from these sources was $1.7 billion, or 33.6% of total assets.
      The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of December 31, 2004. The Corporation also issues subordinated debt on a regular basis.
      The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. In addition, the Corporation has repurchased shares for specific re-issuance in connection with certain business combinations accounted for as purchase transactions. During 2004, the Corporation purchased treasury shares totaling $21.1 million and received $19.1 million upon re-issuance. In 2003 and 2002, the Corporation purchased treasury shares totaling $33.9 million and $30.3 million, respectively, and received $33.4 million and $23.2 million, respectively, as a result of re-issuance.
      The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.
Interest Rate Sensitivity
      The financial performance of the Corporation is at risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time, the change in the shape of the yield curve and the prepayment and early redemption opportunities embedded in certain financial instruments. The Corporation utilizes an asset/liability model to support its balance sheet strategies. The Corporation uses gap analysis, net interest income simulations and the economic value of equity (EVE) to measure interest rate risk.
      Gap and EVE are static measures that do not incorporate assumptions regarding future business. Gap, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. The following measures include the effect of the merger with NorthSide Bank, which is detailed in the Subsequent Events footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.
      The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 1.03 and .91 for the current period of 2004 and 2003, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months.
      Following is the gap analysis for the current period (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Interest Earning Assets (IEA)
Loans	$864,348	$188,301	$258,111	$436,805	$1,747,565
Investments	41,853	47,990	63,089	93,158	246,090

	906,201	236,291	321,200	529,963	1,993,655

Interest Bearing Liabilities (IBL)
Non-maturity deposits	549,806	—	—	—	549,806
Time deposits	101,260	248,207	261,622	276,215	887,304
Borrowings	347,670	15,904	21,312	109,968	494,854

	998,736	264,111	282,934	386,183	1,931,964

Period Gap	$(92,535)	$(27,820)	$38,266	$143,780	$61,691

Cumulative Gap	$(92,535)	$(120,355)	$(82,089)	$61,691

IEA/ IBL (Cumulative)	.91	.90	.95	1.03

Cumulative Gap to IEA	(1.83)%	(2.38)%	(1.62)%	1.22%

      The allocation of non-maturity deposits to the one-month maturity bucket is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this bucket. The current allocation is representative of the estimated sensitivities for a +/- 100 basis point change in market rates.
      The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

December 31	2004	2003

Net interest income change (12 months):
+ 100 basis points	.1%	(1.2)%
- 100 basis points	(3.4)%	(3.4)%
Economic value of equity:
+ 100 basis points	(4.7)%	(3.2)%
- 100 basis points	(3.2)%	(12.7)%
      The Corporation’s ALCO is responsible for the identification and management of interest rate risk exposure. As such, the Corporation continuously evaluates strategies to minimize its exposure to interest rate fluctuations. In order to help mitigate the effect of rising interest rates, the ALCO has transacted strategies during 2004 including limiting the length of terms of securities acquired, promoting long-term certificates of deposit, locking long-term wholesale funds through the FHLB and selling fixed rate mortgages. In addition, during February 2005, the Corporation entered into a forward starting interest rate swap (for additional information, refer to the Subsequent Events footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report). Further, the acquisition of Slippery Rock contributed to positioning the Corporation more favorably for rising interest rates.
      The Corporation recognizes that asset/liability models are based on methodologies that may have inherent shortcomings. Furthermore, asset/liability models require certain assumptions be made, such as prepayment rates on earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will approximate actual results. The analysis may not consider all actions that the Corporation could employ in response to changes in market interest rates.
Contractual Obligations, Commitments and Off-Balance Sheet Arrangements
      The following table sets forth contractual obligations of the Corporation that represent required and potential cash outflows as of December 31, 2004 (in thousands):

	Within One	One to	Three to	After
	Year	Three Years	Five Years	Five Years	Total

Deposits without a stated maturity	$2,202,825	$—	$—	$—	$2,202,825
Time deposits	755,077	541,129	96,753	2,303	1,395,262
Operating leases	2,683	4,189	2,541	14,998	24,411
Long-term debt	81,791	255,419	31,881	267,118	636,209

	$3,042,376	$800,737	$131,175	$284,419	$4,258,707

      The following table sets forth the amounts and expected maturities of commitments to extend credit and other off-balance sheet items as of December 31, 2004 (in thousands):

	Within	One to	Three to	After
	One Year	Three Years	Five Years	Five Years	Total

Commitments to extend credit	$539,975	$13,871	$3,509	$37,436	$594,791
Standby letters of credit	3,104	10,171	16,029	33,150	62,454

	$543,079	$24,042	$19,538	$70,586	$657,245

      Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that the borrower has the ability to draw upon these commitments at any time and these commitments often expire without being drawn upon.
Lending Activity
      The loan portfolio consists principally of loans to individuals and small-and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.
      Following is a summary of loans (in thousands):

December 31	2004	2003	2002	2001	2000

Commercial	$1,440,674	$1,297,559	$1,257,132	$1,259,408	$1,195,074
Direct installment	820,886	776,716	594,909	618,104	614,585
Consumer lines of credit	251,037	229,005	206,026	152,990	121,508
Residential mortgages	479,769	468,173	592,678	564,888	587,827
Indirect installment	389,754	452,170	523,428	439,192	406,486
Lease financing	2,926	16,594	36,975	60,907	87,675
Other	4,415	18,980	24,060	12,792	6,896

	$3,389,461	$3,259,197	$3,235,208	$3,108,281	$3,020,051

      Total loans increased by $130.3 million or 4.0% to $3.4 billion at December 31, 2004. The Corporation focused on growing the more desirable segments of the loan portfolio as commercial, direct installment and consumer lines of credit combined increased by $209.3 million or 9.1%. This increase was offset by planned reductions in indirect installment and automobile lease financing, which decreased a combined $76.1 million or 16.2%. These tactical reductions are part of a strategic initiative designed to improve asset quality and fee income while focusing attention on more advantageous loan originations consistent with relationship lending.
      As of December 31, 2004, no concentrations of loans exceeding 10% of total loans existed that were not disclosed as a separate category of loans.
      Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal (in thousands):

	Within 1		Over
December 31, 2004	Year	1-5 Years	5 Years	Total

Commercial	$56,833	$269,935	$1,113,906	$1,440,674
Residential mortgages	2,492	17,721	459,555	479,769

	$59,325	$287,656	$1,573,461	$1,920,442

      The total amount of loans due after one year includes $1.3 billion with floating or adjustable rates of interest and $543.7 million with fixed rates of interest.

Non-Performing Loans
      Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.
      It is the Corporation’s policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days or more depending on the loan type, unless the loan is both well-secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid.
      Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.
      Following is a summary of non-performing loans (dollars in thousands):

December 31	2004	2003	2002	2001	2000

Non-accrual loans	$27,029	$22,449	$18,329	$16,876	$17,719
Restructured loans	4,993	5,719	5,915	5,578	2,883

	$32,022	$28,168	$24,244	$22,454	$20,602

Non-performing loans as a percentage of total loans	.94%	.86%	.75%	.72%	.68%
      Following is a table showing the amounts of contractual interest income and actual interest income recorded on non-accrual and restructured loans (in thousands):

December 31	2004	2003	2002	2001	2000

Gross interest income:
In accordance with their original terms	$2,703	$2,961	$2,647	$2,027	$2,499
Interest income recorded during the year	—	—	—	—	—
      Following is a summary of loans 90 days or more past due, on which interest accruals continue (dollars in thousands):

December 31	2004	2003	2002	2001	2000

Loans 90 days or more past due	$5,113	$5,100	$6,924	$5,117	$4,470
As a percentage of total loans	.15%	.16%	.21%	.16%	.15%
Allowance and Provision for Loan Losses
      The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loan losses are recognized and loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.
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
      In estimating loan loss contingencies, management applies historical loan loss rates and also considers how the loss rates may be impacted by changes in current economic conditions, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Smaller balance homogeneous loan pools are evaluated using similar criteria that are based upon historical loss rates of various loan types. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary. This determination inherently involves a high degree of uncertainty and considers current risk factors that may not have occurred in the Corporation’s historical loan loss experience.
      Following is a summary of changes in the allowance for loan losses (dollars in thousands):

Year Ended December 31	2004	2003	2002	2001	2000

Balance at beginning of period	$46,139	$46,984	$46,345	$39,803	$38,651
Addition due to acquisitions	4,354	—	—	3,400	767
Reduction due to branch sale	(54)	—	—	—	—
Charge-offs:
Commercial	(2,333)	(2,447)	(1,583)	(8,282)	(1,039)
Installment	(14,736)	(15,769)	(12,577)	(11,483)	(9,616)
Residential mortgage	(639)	(571)	(849)	(4,598)	(2,929)
Lease financing	(1,088)	(1,457)	(1,548)	(1,441)	(940)

Total charge-offs	(18,796)	(20,244)	(16,557)	(25,804)	(14,524)

Recoveries:
Commercial	667	505	1,799	283	203
Installment	1,651	1,482	1,635	1,471	1,287
Residential mortgage	94	53	57	254	879
Lease financing	132	204	81	211	147

Total recoveries	2,544	2,244	3,572	2,219	2,516

Net charge-offs	(16,252)	(18,000)	(12,985)	(23,585)	(12,008)
Provision for loan losses	16,280	17,155	13,624	26,727	12,393

Balance at end of period	$50,467	$46,139	$46,984	$46,345	$39,803

Net charge-offs as a percent of average loans, net of unearned income	.50%	.56%	.41%	.77%	.40%
Allowance for loan losses as a percent of total loans, net of unearned income	1.49%	1.42%	1.45%	1.49%	1.32%
Allowance for loan losses as a percent of non-performing loans	157.60%	163.80%	193.80%	206.40%	193.20%
      The installment category in the above table includes direct installment, consumer lines of credit and indirect installment loan categories.

      The allowance for loan losses increased $4.3 million during 2004 representing a 9.4% increase in reserves for loan losses between December 31, 2003 and December 31, 2004. The increase in reserves for loan losses is attributed to the acquisition of Slippery Rock, which closed in October 2004. The Slippery Rock acquisition brought with it $190.0 million in loans and associated reserves for loan losses of $4.4 million, which represented 2.3% of Slippery Rock’s loans. The credit risks introduced through the Slippery Rock loan portfolio support the higher loan loss reserves reported at year end 2004 given the inherent risk of assets acquired.
      Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, which has shown improvement since the spring of 2002, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations, which influence the level of reserves required to support commercial and commercial real estate loans. Commercial and commercial real estate loans are influenced by economic conditions within certain sectors of the economy, such as health care, manufacturing and the commercial office and commercial retail sub markets that are pressured by supply imbalances within certain market areas of the Corporation’s customer base. Pressures on the Corporation’s healthcare customers include skilled labor shortages, rising liability costs and the risk to Medicaid payments as states balance tight budgets. The 2004 year also saw an increase in interest rates, a trend that is projected to continue through 2005. Rising rates directly affect borrowers tied to floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. The Corporation also considers how rising interest rates influence consumer loan customers who now carry historically high debt loads. Consideration is also given to delays in bankruptcy reform legislation, which continue to put pressure on the consumer loan portfolios. Consumer credit risk and loss exposures are evaluated using extensive consumer credit score analysis to evaluate risk segments and loss exposures within the consumer loan portfolios. Management’s assessment of these factors support estimates for the allowance despite the decrease in loan losses in 2004.
      Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off in 2004 decreased $1.4 million to $18.8 million. Net charge-offs as a percent of average loans decreased to .50% in 2004 as compared to .56% in 2003. Loans charged off in 2003 increased $3.7 million as compared to 2002. Loans charged off in 2002 decreased $9.2 million over 2001. The 2001 provision for loan losses was significantly influenced by the level of net charge-offs taken by Promistar prior to its acquisition by the Corporation. The weak economy in south-western Pennsylvania, which existed in 2001, and the overall economic climate subsequent to September 11 resulted in deterioration in the credit quality of several significant commercial loans. In addition, Promistar began to experience credit quality deterioration within the indirect consumer auto loan portfolio as loan loss and delinquency trends increased. As a result, Promistar charged-off $14.2 million in loans and recorded a provision for loan losses of $18.3 million during 2001.

      Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in each		in each		in each		in each		in each
		Category to		Category to		Category to		Category to		Category to
	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total
	2004	Loans	2003	Loans	2002	Loans	2001	Loans	2000	Loans

Commercial	$28,271	43%	$23,332	40%	$21,282	40%	$18,396	41%	$17,030	40%
Direct installment	10,947	24	9,429	24	10,376	18	13,252	20	10,873	20
Consumer lines of credit	1,280	7	1,282	7	1,194	7	405	5	376	4
Residential mortgages	632	14	579	14	818	18	669	18	634	19
Indirect installment	9,072	12	8,432	14	6,984	16	1,566	14	2,098	14
Lease financing	265	—	939	1	1,500	1	1,917	2	—	3
Other	—	—	—	—	—	—	103	—	263	—
Unallocated portion	—	—	2,146	—	4,830	—	10,037	—	8,529	—

	$50,467	100%	$46,139	100%	$46,984	100%	$46,345	100%	$39,803	100%

      The amount allocated to both commercial and direct installment loans increased between December 31, 2003 and December 31, 2004 primarily as a result of increased commercial and direct installment loan balances associated with the Slippery Rock acquisition. The allocation for lease financing declined largely as a result of decreases in lease financing commitments brought about by a planned runoff of the leasing portfolio. Further, in 2004, the Corporation enhanced its methodology for determining certain elements of the allowance. This enhancement resulted in allocation of the entire allowance to the specific loan portfolios.
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
      During 2004, securities available for sale decreased by $322.7 million and securities held to maturity increased by $597.3 million from December 31, 2003, as the Corporation transferred $519.4 million from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the remaining average life of the securities transferred. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.

      The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2004 (dollars in thousands):

		Weighted
		Average
	Amount	Yield

Obligations of U.S. Treasury and other U.S. Government agencies:
Maturing within one year	$5,761	3.48%
Maturing after one year within five years	156,110	3.39%
Maturing after five years within ten years	10,016	4.38%
Maturing after ten years	510	5.61%

State and political subdivisions:
Maturing within one year	6,132	4.19%
Maturing after one year within five years	22,591	5.60%
Maturing after five years within ten years	54,751	5.07%
Maturing after ten years	208	7.02%

Other securities:
Maturing within one year	1,061	5.99%
Maturing after one year within five years	3,118	5.50%
Maturing after five years within ten years	27	4.82%
Maturing after ten years	33,111	7.54%

Mortgage-backed securities	821,214	4.63%
Equity securities	62,390	3.15%

Total	$1,177,000	4.50%

      The weighted average yields for tax exempt securities are computed on a tax equivalent basis using the federal statutory tax rate of 35%. The weighted average yields for securities available for sale are based on amortized cost.
Deposits and Short-Term Borrowings
      As a commercial bank holding company, the Corporation’s primary source of funds is its deposits. Those deposits are provided by businesses and individuals located within the markets served by the Corporation’s subsidiaries.
      Total deposits increased $158.6 million to $3.6 billion in 2004, primarily as a result of the acquisition of Slippery Rock. The Corporation experienced a favorable shift in its deposit mix during 2004, as the core deposit categories of non-interest bearing demand, interest bearing demand and savings increased a combined $92.8 million or 4.4% while certificates of deposit increased $65.8 million or 4.9%.
      Short-term borrowings, made up of repurchase agreements, federal funds purchased, FHLB advances, subordinated notes and other short-term borrowings, increased by $162.1 million in 2004 to $395.1 million. This increase is the result of increases of $79.4 million and $65.0 million in repurchase agreements and federal funds purchased, respectively. The increase in repurchase agreements is the result of the Corporation’s strategic initiative to increase and expand its commercial lending relationships.
      Repurchase agreements and subordinated notes are the largest components of short-term borrowings. At December 31, 2004, repurchase agreements and subordinated notes represented 40.7% and 38.4%, respectively, of total short-term borrowings. Following is a summary of selected information on repurchase agreements (dollars in thousands):

	2004	2003	2002

Balance at period-end	$160,847	$81,444	$43,210
Maximum month-end balance	160,847	91,786	56,352
Average balance during period	130,698	77,977	60,022

Weighted average interest rates:
At end of year	1.56%	.63%	.39%
During the year	1.06%	1.20%	2.15%
      The repurchase agreements have next day maturities.
      Following is a summary of selected information on short-term subordinated notes (dollars in thousands):

	2004	2003	2002

Balance at period-end	$151,860	$144,006	$130,755
Maximum month-end balance	151,860	145,062	130,755
Average balance during period	142,062	138,187	118,479

Weighted average interest rates:
At end of year	3.41%	3.47%	4.36%
During the year	3.29%	3.70%	5.53%
      Approximately 71.2% of the short-term subordinated notes are daily notes. The remaining 28.8% of the short-term subordinated notes have various terms ranging from three to twelve months.
Capital Resources
      The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.
      The Corporation has an effective $200.0 million shelf registration statement with the Securities and Exchange Commission. The Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or trust preferred securities in one or more offerings up to a total dollar amount of $200.0 million.
      Capital management is a continuous process. Both the Corporation and its banking affiliate are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. Book value per share was $6.47 at December 31, 2004 compared to $13.10 at December 31, 2003. This decrease in book value per share was caused by the spin-off of the Florida operations. The Corporation issues shares, which were initially acquired through the acquisition of treasury stock, in connection with its various benefit plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
      The information called for by this item is provided in the Interest Rate Sensitivity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report.

Item 8.     Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
      F.N.B. Corporation (the Corporation) is responsible for the preparation and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with United States generally accepted accounting principles (GAAP).
      We, as management of the Corporation are responsible for establishing and maintaining adequate internal control over financial reporting as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Corporation’s internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting purposes in accordance with GAAP.
      The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, in relation to criteria set forth for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management determined that as of December 31, 2004, the Corporation’s internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ Stephen J. Gurgovits Stephen J. Gurgovits President and Chief Executive Officer	/s/ Brian F. Lilly ----------------------------------------- Brian F. Lilly Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
      We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of F.N.B. Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of F.N.B. Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
March 11, 2005

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
      We have audited management’s assessment, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting, that F.N.B. Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that F.N.B. Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, F.N.B. Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004, of F.N.B. Corporation and our report dated March 11, 2005, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
March 11, 2005

F.N.B. Corporation and Subsidiaries
Consolidated Balance Sheets

	December 31

	2004	2003

	Dollars in thousands,
	except par values
Assets
Cash and due from banks	$100,839	$105,160
Interest bearing deposits with banks	2,921	1,152
Securities available for sale	555,698	878,667
Securities held to maturity (fair value of $620,827 and $25,009)	621,302	24,030
Mortgage loans held for sale	5,819	1,435
Loans, net of unearned income of $30,592 and $31,572	3,389,461	3,259,197
Allowance for loan losses	(50,467)	(46,139)

Net Loans	3,338,994	3,213,058
Premises and equipment, net	79,033	79,618
Goodwill	84,544	28,710
Bank owned life insurance	112,300	102,600
Other assets	125,559	122,744
Assets of discontinued operations	—	3,751,136

Total Assets	$5,027,009	$8,308,310

Liabilities
Deposits:
Non-interest bearing demand	$663,278	$592,795
Savings and NOW	1,539,547	1,517,209
Certificates and other time deposits	1,395,262	1,329,506

Total Deposits	3,598,087	3,439,510
Other liabilities	73,505	58,096
Short-term borrowings	395,106	232,966
Long-term debt	636,209	584,808
Liabilities of discontinued operations	—	3,386,021

Total Liabilities	4,702,907	7,701,401

Stockholders’ Equity
Common stock — $0.01 par value Authorized – 500,000,000 shares Issued – 50,210,113 and 46,354,673 shares	502	464
Additional paid-in capital	295,404	586,009
Retained earnings	27,998	11,532
Accumulated other comprehensive income	4,965	10,251
Deferred stock compensation	(1,428)	—
Treasury stock – 151,994 and 40,764 shares at cost	(3,339)	(1,347)

Total Stockholders’ Equity	324,102	606,909

Total Liabilities and Stockholders’ Equity	$5,027,009	$8,308,310

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Income

	December 31

	2004	2003	2002

	Dollars in thousands,
	except per share data
Interest Income
Loans, including fees	$208,307	$218,839	$241,538
Securities:
Taxable	42,248	32,842	25,191
Nontaxable	2,554	3,855	7,113
Dividends	1,325	1,461	1,461
Other	14	22	550

Total Interest Income	254,448	257,019	275,853
Interest Expense
Deposits	52,400	57,710	72,978
Short-term borrowings	7,278	7,437	8,884
Long-term debt	24,712	21,843	16,510

Total Interest Expense	84,390	86,990	98,372

Net Interest Income	170,058	170,029	177,481
Provision for loan losses	16,280	17,155	13,624

Net Interest Income After Provision for Loan Losses	153,778	152,874	163,857
Non-Interest Income
Service charges	34,264	34,140	33,041
Insurance commissions and fees	11,245	9,139	8,714
Securities commissions and fees	4,954	4,002	4,010
Trust	6,926	7,297	7,252
Gain on sale of securities	607	1,949	1,943
Gain on sale of mortgage loans	1,769	2,860	1,335
Gain on sale of branches	4,135	—	—
Bank owned life insurance	3,459	3,773	3,807
Data processing contract termination	3,840	—	—
Other	6,942	4,995	6,043

Total Non-Interest Income	78,141	68,155	66,145
Non-Interest Expense
Salaries and employee benefits	71,328	87,434	74,728
Net occupancy	11,064	12,744	10,479
Equipment	13,282	15,839	14,519
Amortization of intangibles	2,415	2,172	2,120
Merger and consolidation related	1,681	—	41,952
Debt extinguishment penalty	2,245	20,737	—
Promotional	2,142	2,198	1,995
Insurance claims paid	2,696	2,377	2,998
Other	35,734	41,524	36,212

Total Non-Interest Expense	142,587	185,025	185,003

Income Before Income Taxes	89,332	36,004	44,999
Income taxes	27,537	8,966	13,728

Income from Continuing Operations	61,795	27,038	31,271
Earnings from discontinued operations, net of taxes of $16,631 and $16,385	—	31,751	32,064

Net Income	$61,795	$58,789	$63,335

Net Income per Common Share
Basic:
Continuing operations	$1.31	$.58	$.68
Discontinued operations	—	.69	.69

	$1.31	$1.27	$1.37

Diluted:
Continuing operations	$1.29	$.57	$.67
Discontinued operations	—	.68	.68

	$1.29	$1.25	$1.35

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity

						Accumulated
				Additional		Other	Deferred
	Comprehensive	Preferred	Common	Paid-In	Retained	Comprehensive	Stock	Treasury
	Income	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total

	Dollars in thousands
Balance at January 1, 2002		$1	$418	$444,549	$119,256	$9,845	$—	$(1,662)	$572,407
Income:
Continuing operations	$31,271				31,271				31,271
Discontinued operations	32,064				32,064				32,064
Change in other comprehensive income, net of tax	7,490					7,490			7,490

Comprehensive income	$70,825

Cash dividends declared:
Preferred stock					(242)				(242)
Common stock $0.81 per share					(37,274)				(37,274)
Purchase of common stock								(30,276)	(30,276)
Issuance of common stock			2	5,351	(5,066)			23,207	23,494
Stock dividend			21	66,625	(66,646)				—
Conversion/retirement of preferred stock			1	(339)					(338)

Balance at December 31, 2002		1	442	516,186	73,363	17,335	—	(8,731)	598,596
Income:
Continuing operations	$27,038				27,038				27,038
Discontinued operations	31,751				31,751				31,751
Change in other comprehensive income, net of tax	(7,084)					(7,084)			(7,084)

Comprehensive income	$51,705

Cash dividends declared:
Preferred stock					(62)				(62)
Common stock $0.93 per share					(42,810)				(42,810)
Purchase of common stock								(33,888)	(33,888)
Issuance of common stock				7,060	(7,059)			33,367	33,368
Stock dividend			22	65,281	(65,303)				—
Conversion/retirement of preferred stock		(1)		(2,518)	(5,386)			7,905	—

Balance at December 31, 2003		—	464	586,009	11,532	10,251	—	(1,347)	606,909
Income:
Continuing operations	$61,795				61,795				61,795
Discontinued operations	—
Change in other comprehensive income, net of tax	(3,388)					(3,388)			(3,388)

Comprehensive income	$58,407

Cash dividends declared:
Common stock $0.92 per share					(43,476)				(43,476)
Spin-off of Florida operations				(363,219)		(1,898)			(365,117)
Change in deferred stock compensation							(1,428)		(1,428)
Purchase of common stock								(21,101)	(21,101)
Issuance of common stock			38	72,614	(1,853)			19,109	89,908

Balance at December 31, 2004		$—	$502	$295,404	$27,998	$4,965	$(1,428)	$(3,339)	$324,102

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31

	2004	2003	2002

	Dollars in thousands
Operating Activities
Income from continuing operations	$61,795	$27,038	$31,271
Income from discontinued operations	—	31,751	32,064
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	14,620	15,148	12,520
Provision for loan losses	16,280	17,155	13,624
Deferred taxes	(2,751)	3,980	(3,490)
Gain on sale of securities	(607)	(1,949)	(1,943)
Gain on sale of loans	(1,769)	(2,860)	(1,335)
Proceeds from sale of trading securities	14,187	—	—
Proceeds from sale of loans	93,630	156,057	58,019
Loans originated for sale	(96,245)	(130,455)	(74,405)
Net change in:
Interest receivable	(1,760)	1,768	2,492
Interest payable	(3,789)	1,948	(5,763)
Change in assets of discontinued operations	—	(97,034)	(88,615)
Other, net	12,033	111,788	41,597

Net cash flows from operating activities	105,624	134,335	16,036

Investing Activities
Net change in:
Interest bearing deposits with banks	(1,769)	1,666	537
Federal funds sold	—	—	66,000
Loans	37,519	(43,726)	(145,149)
Bank owned life insurance	112	2,302	(47,752)
Securities available for sale:
Purchases	(461,342)	(593,283)	(333,790)
Sales	104,220	31,137	188,477
Maturities	203,519	330,073	190,735
Securities held to maturity:
Purchases	(93,250)	—	(3,781)
Maturities	45,722	8,361	3,178
Increase in premises and equipment	(1,106)	618	(17,252)
Net cash paid for mergers and acquisitions	2,650	(150,126)	(40,618)

Net cash flows from investing activities	(163,725)	(412,978)	(139,415)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	(83,223)	367,528	44,229
Time deposits	(21,104)	(232,123)	(79,037)
Short-term borrowings	176,651	(22,404)	45,458
Increase in long-term debt	262,950	430,544	141,346
Decrease in long-term debt	(243,969)	(245,792)	(18,092)
Purchase of common stock	(21,101)	(33,888)	(30,276)
Issuance of common stock	27,052	33,367	23,207
Cash dividends paid	(43,476)	(42,872)	(37,516)

Net cash flows from financing activities	53,780	254,360	89,319

Net (Decrease) Increase in Cash and Cash Equivalents	(4,321)	(24,283)	(34,060)
Cash and cash equivalents at beginning of year	105,160	129,443	163,503

Cash and Cash Equivalents at End of Year	$100,839	$105,160	$129,443

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements
1. Summary of Significant Accounting Policies
Basis of Presentation
      The accompanying consolidated financial statements include the accounts of the Corporation and its subsidiaries. The Corporation’s consolidated financial statements have historically included subsidiaries in which the Corporation has a controlling financial interest. This requirement has been applied to subsidiaries in which the Corporation has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. In accordance with Financial Accounting Standards Board Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Corporation considers a voting rights entity to be a subsidiary and consolidates it if the Corporation has a controlling financial interest in the entity. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary). All significant intercompany balances and transactions have been eliminated. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation, including restatements for a transaction accounted for as a pooling-of-interests during 2002. See Note 3, Mergers and Acquisitions for Continuing Operations.
      The accompanying consolidated financial statements include all adjustments, consisting only of normal recurring accruals that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations.
Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Cash Equivalents
      The Corporation considers cash and due from banks as cash and cash equivalents.
Securities
      Investment securities comprise a significant portion of the Corporation’s consolidated financials. Such securities can be classified as “Securities Available for Trading,” “Securities Held to Maturity” or “Securities Available for Sale.”
      Securities available for trading are held primarily as a result of management’s intent to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the income statement. As of December 31, 2004, the Corporation did not carry a portfolio of trading securities.
      Securities held to maturity are comprised of debt securities, which were purchased with management’s intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.
      Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains (losses), net of income taxes, reported separately as a component of other comprehensive income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Securities are periodically reviewed for impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for recovery in market value. Any impairment loss is recognized when appropriate in accordance with Staff Accounting Bulletin (SAB) 59, Financial Accounting Standards Statement (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance.
      In November 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1, The Meaning of Other-than-Temporary Impairments, and issued revised guidance in March 2004. The recognition and measurement requirements of EITF 03-1 were effective for periods beginning after June 15, 2004. In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached.
Equity Method Investment
      Through September 8, 2004, the Corporation accounted for its ownership of the common stock of Sun Bancorp, Inc. (Sun) under the equity method. Under the equity method, the carrying value of the Corporation’s investment in Sun was adjusted for the Corporation’s share of Sun’s earnings and reduced by dividends received from Sun. On September 9, 2004, the Corporation ceased to have any management control over Sun as the Corporation gave up its two seats on the Sun Board of Directors. As a result, the Corporation changed its accounting method to the cost basis of accounting and moved 56% of its investment in Sun to trading securities. In conjunction with this transfer, the Corporation recognized a $1.2 million gain due to the market value being higher than book value at the end of the third quarter of 2004. The remaining 44% of the Corporation’s investment in Sun was moved from the equity method of accounting to securities available for sale, at the securities carrying value at that date.
      On October 1, 2004, Omega Financial Corporation (Omega) completed its acquisition of Sun. Under the terms of the agreement, Sun shareholders were entitled to receive either 0.664 shares of Omega common stock for each share of Sun common stock or $23.25 in cash for each share held, subject to a pro rata allocation such that 20% of the merger consideration shall be paid in cash and 80% shall be in the form of Omega common stock. On October 15, 2004, the Corporation received cash for 610,192 shares of Sun common stock that it categorized as trading. The remaining 479,930 shares of Sun common stock were converted into 318,673 shares of Omega common stock. As provided under EITF 91-5, Nonmonetary Exchange of Cost-Method Investments, on October 1, 2004, the Corporation recorded a gain of $959,000 to reflect the difference between market value at the transaction date and the carrying value of the remaining shares classified as available for sale.
Securities Sold Under Agreements to Repurchase
      Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and Federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.
Mortgage Loans Held for Sale
      Certain residential mortgage loans are originated for sale in the secondary mortgage loan market and typically sold with servicing rights released. These loans are classified as loans held for sale and are carried at the lower of cost or estimated market value on an aggregate basis. Market value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Loans are generally sold at a

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
premium or discount from the carrying amount of the loan. Such premium or discount is recognized at the date of sale. Gain or loss on the sale of loans is recorded in non-interest income at the time consideration is received and all other criteria for sales treatment have been met.
Loans and the Allowance for Loan Losses
      Loans are reported at their outstanding principal balance adjusted for any charge-offs and any deferred fees or costs on originated loans.
      Interest income on loans is accrued on the principal outstanding. It is the Corporation’s policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Commercial loan charges-offs, either in whole or in part, are generally made as soon as facts and circumstances raise a serious doubt as to the collectibility of all or a portion of the principal. Loan origination fees and related costs are deferred and recognized over the life of the loans as an adjustment of yield.
      The allowance for loan losses is maintained at a level that, in management’s judgment, is adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance for loan losses is based on management’s evaluation of potential loan losses in the loan portfolio, which includes an assessment of past experience, current economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Additions are made to the allowance through periodic provisions charged to income and recovery of principal on loans previously charged off. Losses of principal and/or residuals are charged to the allowance when the loss actually occurs or when a determination is made that a loss is probable.
      Management estimates the allowance for loan losses pursuant to FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. Larger balance commercial and commercial real estate loans that are considered impaired as defined in FAS 114 are reviewed individually to assess the likelihood and severity of loss exposure. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan, or the estimated realizable value of the collateral. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under FAS 5 based upon historical loss rates for each of these categories of loans. Historical loss rates for each of these loan categories may be adjusted to reflect management’s estimates of the impacts of current economic conditions, trends in delinquencies and non-performing loans, as well as changes in credit underwriting and approval requirements.
Premises and Equipment
      Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally on the straight-line method over the asset’s estimated useful life. Useful lives are dependent upon the nature and condition of the asset and range from 3 to 40 years.
Other Real Estate Owned
      Assets acquired in settlement of indebtedness are included in other assets at the lower of fair value minus estimated costs to sell or at the carrying amount of the indebtedness. Subsequent write-downs and net direct operating expenses attributable to such assets are included in other expenses.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Goodwill and Other Intangible Assets
      Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that also lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. For each acquisition, goodwill and other intangible assets were allocated to the reporting units based upon the relative fair value of the assets and liabilities assigned to each reporting unit. On January 1, 2002, the Corporation adopted FAS 142, Goodwill and Other Intangible Assets. Under the provisions of FAS 142, goodwill is no longer amortized into the income statement over an estimated life, but rather is tested at least annually for impairment at the reporting unit level. Intangible assets that have finite lives continue to be amortized over their estimated useful lives and also continue to be subject to impairment testing. Core deposit intangibles are being amortized primarily over 10 years. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.
      The Corporation periodically reviews the carrying value of acquired intangible assets, including goodwill, to determine whether impairment may exist. FAS 142 requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The Corporation performs an internal valuation analysis and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the risk inherent in future cash flows, growth rate and determination and evaluation of appropriate market comparables.
Income Taxes
      The Corporation and the majority of its subsidiaries file a consolidated federal tax return. The Corporation’s provision for both federal and state income taxes is based on income reported on the financial statements, rather than the amounts reported on their respective income tax returns. Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized. The effect on deferred tax assets and liabilities from a change in tax rates is recognized as income or expense in the period that includes the enactment date.
      The Corporation makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes. Significant changes to these estimates may result in an increase or decrease to the Corporation’s tax provision in a subsequent period.
      The Corporation assesses the likelihood that it will be able to recover its deferred taxes. If recovery is not likely, the Corporation must increase its provision for taxes by recording a valuation allowance against the deferred tax assets that it estimates will not ultimately be recoverable. The Corporation believes that a substantial majority of the deferred tax assets recorded on the balance sheet will ultimately be recovered. However, should there be a change in the Corporation’s ability to recover its deferred tax assets, the tax provision would increase in the period in which it is determined that the recovery was not likely.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Per Share Amounts
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
Pension and Postretirement Benefit Plans
      The Corporation sponsors pension and other postretirement benefit plans for its employees. The expense associated with the pension plans is calculated in accordance with FAS 87, Employers’ Accounting for Pensions, while the expense associated with the postretirement benefit plans is calculated in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pension. The associated expense utilizes assumptions and methods determined in accordance therewith, including a policy of reflecting trust assets at their fair market value for the qualified pension plans.
Stock Based Compensation
      Current accounting guidance permits two alternative methods of accounting for stock-based compensation, the intrinsic value method of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and the fair value method of FAS 123, Accounting for Stock-Based Compensation. FAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, was issued in December 2002. It continues to provide alternative methods of accounting for stock-based employee compensation. In addition, it amends disclosure requirements in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Corporation continues to account for its stock-based compensation plans under APB Opinion 25.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      In accordance with FAS 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with the significant assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share data):

Year Ended December 31	2004	2003	2002

Income from continuing operations	$61,795	$27,038	$31,271
Stock-based employee compensation cost included in net income from continuing operations, net of tax	463	184	85
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(979)	(1,236)	(1,338)

	61,279	25,986	30,018

Income from discontinued operations	—	31,751	32,064
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax, for discontinued operations	—	(827)	(696)

	—	30,924	31,368

Pro forma net income	$61,279	$56,910	$61,386

Basic Earnings per Common Share:
As reported:
From continuing operations	$1.31	$.58	$.68
From discontinued operations	—	.69	.69

	$1.31	$1.27	$1.37

Pro forma:
From continuing operations	$1.30	$.57	$.66
From discontinued operations	—	.67	.68

	$1.30	$1.24	$1.34

Diluted Earnings per Common Share:
As reported:
From continuing operations	$1.29	$.57	$.67
From discontinued operations	—	.68	.68

	$1.29	$1.25	$1.35

Pro forma:
From continuing operations	$1.28	$.55	$.64
From discontinued operations	—	.66	.67

	$1.28	$1.21	$1.31

Assumptions:
Risk-free interest rate	4.05%	4.05%	3.92%
Dividend yield	2.63%	2.63%	3.09%
Expected stock price volatility	.21%	.21%	.17%
Expected life (years)	5.00	5.00	5.00
Fair value of options granted	$5.04	$5.04	$4.56
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period of five years.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. The Corporation’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value estimate.
New Accounting Standards
      The FASB issued FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act), in May 2004. The Act, which was enacted in December 2003 and takes effect in 2006, introduces a prescription drug benefit under Medicare (the Medicare benefit). It also provides a federal subsidy to sponsors of retiree healthcare benefit plans that offer prescription drug coverage to retirees that is at least actuarially equivalent to the Medicare benefit. In accordance with FSP 106-2, sponsoring companies must recognize the subsidy in the measurement of their plan’s accumulated postretirement benefit obligation and net postretirement benefit cost. The Corporation adopted FSP 106-2 retroactively to the beginning of 2004. The implementation of FSP 106-2 did not have a significant impact on the Corporation’s financial condition, results of operations or cash flows.
      The FASB revised FAS 123, Accounting for Stock-Based Compensation, in December 2004. FAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. FAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The provisions of this statement will become effective July 1, 2005. The Corporation is still evaluating the methodology and impact of FAS 123R on its financial condition and results of operations. For purposes of historical comparison of the compensation expense of options, see Note 1, Summary of Significant Accounting Policies — Stock Based Compensation.
      FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, was issued in January 2003 and amended in December 2003. FIN 46 addresses consolidation by business enterprises of variable interest entities that have certain characteristics. FIN 46 applied immediately to variable interest entities created after January 31, 2003. It applied in the first fiscal year or interim period beginning after December 15, 2003 to variable interest entities in which an enterprise holds a variable interest that was acquired before February 1, 2003. The impact of adopting the revised FIN 46 is described below.
      The Corporation invests in low-income housing projects, primarily through F.N.B. Community Development Corporation, a subsidiary of FNBPA, for the purpose of providing a source of private sector financing for projects to promote economic development, create employment opportunities and contribute to the economic enhancement of the community. Investments principally consist of real estate projects. The Corporation accounts for these partnership investments under the equity method of accounting, with a carrying value of $2.6 million at December 31, 2004. The maximum exposure to loss would be limited to the initial capital investment in the limited partnerships. As a limited partner in these projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The Corporation has determined that it is not the primary beneficiary of these partnerships and does not consolidate them. In addition, the Corporation determined that it is not the primary beneficiary of F.N.B. Statutory Trust I and does not consolidate it.
      FAS 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued in June 2002 and requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of FAS 146 became effective for the Corporation on January 1, 2003. The costs incurred in connection with the spin-off of its Florida operations (see Note 2, Business, Organizational Changes and Discontinued Operations) were accounted for in accordance with the provisions of FAS 146.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, in December 2003. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts that may be recognized for certain loans. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustments to the yield on loans over its remaining life. Decreases in expected cash flows, on the other hand, should be recognized as impairment through the allowance for loan losses. The impact of this pronouncement is further discussed in Note 4, as it relates to the Corporation’s acquisition of NSD Bancorp, Inc. subsequent to December 31, 2004.
      The Securities and Exchange Commission issued SAB 105, Application of Accounting Principles to Loan Commitments, in March 2004. SAB 105 informs registrants that the fair value of the recorded loan commitments that are required to follow derivative accounting under FAS 133, Accounting for Derivative Instruments and Hedging Activities, should not consider the expected future cash flows related to the associated servicing of a future loan. The provisions of SAB 105 are required to be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The implementation of SAB 105 did not have a significant impact on the Corporation’s financial condition, results of operations or cash flows.
2. Business, Organizational Changes and Discontinued Operations
Business
      F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, F.N.B. Investment Advisors, Inc., First National Insurance Agency, Inc. and Regency Finance Company (Regency). It has full service banking offices located in Pennsylvania and Ohio and consumer finance operations in Pennsylvania, Ohio and Tennessee.
Organizational Changes
      During the fourth quarter of 2002, the Corporation reduced its number of bank charters from two to one by merging its community banking affiliate in Ohio, Metropolitan National Bank, into FNBPA. The Corporation incurred $510,000 in consolidation costs associated with the transaction.
Discontinued Operations
      On January 1, 2004, the Corporation completed the spin-off of its Florida operations into a separate, publicly traded company known as First National Bankshares of Florida, Inc. (Bankshares) and transferred all of its Florida operations to Bankshares. At the same time, the Corporation distributed all of the outstanding stock of Bankshares to the Corporation’s shareholders of record as of December 26, 2003. Shareholders eligible for the distribution received one share of Bankshares common stock for each outstanding share of the Corporation’s common stock held. Immediately following the distribution, the Corporation and its subsidiaries did not own any shares of Bankshares common stock and Bankshares became an independent public company. Concurrent with the spin-off of its Florida operations, the Corporation moved its executive offices from Naples, Florida to Hermitage, Pennsylvania on January 1, 2004.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      As a result of the spin-off, the Florida operations’ earnings have been reclassified as discontinued operations on the consolidated statements of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets.
      Following is a summary of the carrying amount of major classes of assets and liabilities of the Corporation’s discontinued operations (in thousands):

December 31	2003

Assets
Cash and short-term investments	$105,658
Investment securities	775,334
Mortgage loans held for sale	15,153
Net loans	2,421,278
Goodwill	173,729
Other assets	259,984

Total Assets of Discontinued Operations	$3,751,136

Liabilities
Deposits	$2,719,989
Borrowings	625,051
Other liabilities	40,981

Total Liabilities of Discontinued Operations	$3,386,021

      Following is a summary of the income and expense of the Corporation’s discontinued operations (in thousands):

Year Ended December 31	2003	2002

Interest income	$166,294	$150,931
Interest expense	42,846	47,299
Provision for loan losses	7,184	5,470
Non-interest income	62,416	54,728
Non-interest expense	130,298	104,441

Income Before Income Taxes	48,382	48,449
Income taxes	16,631	16,385

Income from Discontinued Operations	$31,751	$32,064

      As a result of the spin-off on January 1, 2004, there was no income or loss recorded from discontinued operations for 2004.
      The spin-off resulted in the division of certain existing corporate support functions between the two resulting entities. Corporate expenses included in the Corporation’s financial results represent an allocation of F.N.B. Corporation’s corporate expenses. This allocation was based on a specific review to identify costs incurred for the benefit of the subsidiaries of the Corporation and in management’s judgment resulted in a reasonable allocation of such costs. The Corporation was allocated $24.7 million and $32.6 million of overhead costs related to shared administrative and support functions for 2003 and 2002, respectively. The majority of these costs were specific to the activities of the continuing operations. The remaining costs were allocated based on a proportional share of assets.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Corporation incurred approximately $39.2 million in restructuring expenses directly attributable to the distribution. These expenses consisted of a $20.7 million prepayment penalty for refinancing Federal Home Loan Bank (FHLB) debt, $12.0 million of early retirement expenses, involuntary separation costs and data processing contract termination costs, $3.4 million in professional fees and approximately $3.1 million in the write-off of fixed assets and other expenses connected with the separation.

3.	Mergers and Acquisitions for Continuing Operations
      On October 8, 2004, the Corporation completed its acquisition of Slippery Rock Financial Corporation (Slippery Rock) (OTC BB: SRCK), a bank holding company headquartered in Slippery Rock, Pennsylvania with $335.0 million in assets. The acquisition, which was accounted for as a purchase, was a stock and cash transaction valued at $84.3 million. The Corporation issued 3,309,203 shares of its common stock in exchange for 2,346,952 shares of Slippery Rock common stock. In addition, the Corporation paid $11.6 million to Slippery Rock shareholders in exchange for 414,482 shares of Slippery Rock common stock. Slippery Rock’s banking subsidiary, First National Bank of Slippery Rock, was merged into FNBPA. FNBPA recognized $50.8 million in goodwill and $5.3 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.
      On July 30, 2004, the Corporation completed the acquisition of the assets of Morrell, Butz and Junker, Inc. and MBJ Benefits, Inc. (collectively MBJ), a full-service insurance agency based in Pittsburgh, Pennsylvania. MBJ is one of the largest independent insurance agencies in western Pennsylvania with annual revenues of $4.0 million. MBJ, which offers property and casualty, life and health, and group benefits coverage to both commercial and individual clients, became a part of the Corporation’s existing insurance agency, First National Insurance Agency, Inc., doubling the size of the Corporation’s insurance business. This transaction closed on July 30, 2004.
      On April 30, 2004, Regency completed its acquisition of eight consumer finance offices in the greater Columbus, Ohio area from The Modern Finance Company, an affiliate of Thaxton Group, Inc., headquartered in South Carolina. This acquisition added approximately $7.0 million in net loan outstandings to Regency’s portfolio.
      On October 8, 2002, the Corporation completed its business combination with Harry Blackwood, Inc. (Blackwood), an independent insurance agency in Chippewa Township, Pennsylvania. In exchange for all of the outstanding common stock of Blackwood, the Corporation paid $1.4 million in cash. Goodwill recognized in connection with this acquisition was $990,000. The transaction was accounted for as a purchase. Blackwood operates as a part of First National Insurance Agency, Inc.
      On January 18, 2002, the Corporation completed its business combination with Promistar Financial Corporation (Promistar), a bank holding company headquartered in Johnstown, Pennsylvania, with assets of $2.4 billion. Under the terms of the merger agreement, each outstanding share of Promistar’s common stock was converted into .926 shares of the Corporation’s common stock. A total of 16,007,346 shares of the Corporation’s common stock were issued. The transaction was accounted for as a pooling-of-interests. Promistar’s banking affiliate, Promistar Bank, was merged into FNBPA. The Corporation incurred a merger-related charge of approximately $41.4 million during the first quarter of 2002 relating to this transaction. The total merger charge included involuntary separation costs associated with terminated employees, early retirement and other employment-related expenses, data processing conversion charges, professional services, write-downs of impaired assets and other miscellaneous expenses, all of which were paid by December 31, 2003.
      The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive merger agreement has been reached.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

4.	Subsequent Events (unaudited)
Mergers and Acquisitions
      On February 18, 2005, the Corporation completed its acquisition of NSD Bancorp, Inc. (NSD) (Nasdaq: NSDB), a bank holding company headquartered in Pittsburgh, Pennsylvania with $503.0 million in assets, $316.2 million in loans and $378.8 million in deposits. The acquisition was a stock transaction valued at approximately $135.8 million. The Corporation issued 5,944,343 shares of its common stock in exchange for 3,302,485 shares of NSD common stock. NSD’s banking subsidiary, NorthSide Bank, was merged into FNBPA.
      Under the scope of SOP 03-3 (refer to Note 1), the Corporation has determined certain that loans have differences between the contractual cash flows and the cash flows expected to be collected when such loans are acquired as a result of this transaction. The Corporation further expects that these cash flow differences are attributable, at least in part, to credit quality. Generally, loans qualifying under the scope of SOP 03-3 for this transaction were such loans with specific loan loss reserve allocations under FAS 114, certain loans with loan loss reserve allocations under FAS 5 and certain additional loans or additional portions of loans deemed by the Corporation to have differences between contractual and expected cash flows, irrespective of NSD’s reserve allocations to such loans.
Interest Rate Swap
      In February 2005, the Corporation entered into an interest rate swap, whereby it will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap will be January 3, 2006. The interest rate swap is designed to convert the variable interest rate to fixed rate on $125.0 million of debentures. The swap is considered to be highly effective. Accordingly, any change in the swap’s fair value will be recorded in other comprehensive income, net of tax. The Corporation will account for the swap in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
5. Securities
      The amortized cost and fair value of securities are as follows (in thousands):
Securities available for sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$170,125	$238	$(892)	$169,471
Mortgage-backed securities of U.S. government agencies	306,639	1,116	(1,134)	306,621
States of the U.S. and political subdivisions	1,160	20	—	1,180
Other debt securities	15,154	882	—	16,036

Total debt securities	493,078	2,256	(2,026)	493,308
Equity securities	58,728	3,798	(136)	62,390

	$551,806	$6,054	$(2,162)	$555,698

December 31, 2003
U.S. Treasury and other U.S. government agencies and corporations	$123,294	$957	$(88)	$124,163
Mortgage-backed securities of U.S. government agencies	629,445	6,562	(1,330)	634,677
States of the U.S. and political subdivisions	41,970	485	(47)	42,408
Other debt securities	29,803	2,496	—	32,299

Total debt securities	824,512	10,500	(1,465)	833,547
Equity securities	39,864	5,259	(3)	45,120

	$864,376	$15,759	$(1,468)	$878,667

December 31, 2002
U.S. Treasury and other U.S. government agencies and corporations	$63,497	$2,343	$(1)	$65,839
Mortgage-backed securities of U.S. government agencies	383,132	9,625	(69)	392,688
States of the U.S. and political subdivisions	129,010	3,032	(38)	132,004
Other debt securities	26,302	631	(127)	26,806

Total debt securities	601,941	15,631	(235)	617,337
Equity securities	35,819	4,438	(47)	40,210

	$637,760	$20,069	$(282)	$657,547

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Securities held to maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$2,926	$15	$(15)	$2,926
Mortgage-backed securities of U.S. government agencies	514,593	544	(1,213)	513,924
States of the U.S. and political subdivisions	82,502	558	(378)	82,682
Other debt securities	21,281	233	(219)	21,295

	$621,302	$1,350	$(1,825)	$620,827

December 31, 2003
U.S. Treasury and other U.S. government agencies and corporations	$3,761	$23	$(8)	$3,776
States of the U.S. and political subdivisions	17,105	793	—	17,898
Other debt securities	3,164	172	(1)	3,335

	$24,030	$988	$(9)	$25,009

December 31, 2002
U.S. Treasury and other U.S. government agencies and corporations	$4,724	—	—	$4,724
States of the U.S. and political subdivisions	24,990	$921	—	25,911
Other debt securities	2,653	—	—	2,653

	$32,367	$921	—	$33,288

      During 2004, the Corporation transferred $519.4 million of securities from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the average life of the securities transferred. At December 31, 2004, $3.4 million remained in other comprehensive income. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.
      The Corporation does not believe the unrealized losses on securities, individually or in the aggregate, as of December 31, 2004, represent an other-than-temporary impairment. The unrealized losses are primarily the result of changes in interest rates and will not prohibit the Corporation from receiving its contractual principal and interest payments. The Corporation has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Following are summaries of the age of unrealized losses and associated fair value (in thousands):
Securities available for sale:

	Less than		Greater than
	12 Months		12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$99,782	$(892)	—	—	$99,782	$(892)
Mortgage-backed securities of U.S. government agencies	163,352	(1,134)	—	—	163,352	(1,134)
Equity securities	9,721	(136)	—	—	9,721	(136)

	$272,855	$(2,162)	—	—	$272,855	$(2,162)

December 31, 2003
U.S. Treasury and other U.S. government agencies and corporations	$33,078	$(88)	—	—	$33,078	$(88)
Mortgage-backed securities of U.S. government agencies	148,743	(1,330)	—	—	148,743	(1,330)
States of the U.S. and political subdivisions	7,768	(47)	—	—	7,768	(47)
Equity securities	12	(3)	—	—	12	(3)

	$189,601	$(1,468)	—	—	$189,601	$(1,468)

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$1,603	$(15)	—	—	$1,603	$(15)
Mortgage-backed securities of U.S. government agencies	196,056	(1,213)	—	—	196,056	(1,213)
States of the U.S. and political subdivisions	34,538	(378)	—	—	34,538	(378)
Other debt securities	12,794	(219)	—	—	12,794	(219)

	$244,991	$(1,825)	—	—	$244,991	$(1,825)

December 31, 2003
U.S. Treasury and other U.S. government agencies and corporations	$1,436	$(8)	—	—	$1,436	$(8)
Other debt securities	200	(1)	—	—	200	(1)

	$1,636	$(9)	—	—	$1,636	$(9)

      At December 31, 2004, 2003 and 2002, securities with a carrying value of $499.1 million, $435.4 million and $283.7 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $283.7 million, $193.1 million and $139.0 million at December 31, 2004, 2003 and 2002, respectively, were pledged as collateral for short-term borrowings.
      As of December 31, 2004, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity

	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$5,483	$5,509	$7,445	$7,442
Due from one to five years	155,487	154,797	27,022	27,504
Due from five to ten years	10,315	10,344	54,450	54,215
Due after ten years	15,154	16,037	17,792	17,742

	186,439	186,687	106,709	106,903
Mortgage-backed securities of U.S. government agencies	306,639	306,621	514,593	513,924
Equity securities	58,728	62,390	—	—

	$551,806	$555,698	$621,302	$620,827

      Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Proceeds from sales of securities available for sale for the years ended December 31, 2004, 2003 and 2002 were $118.4 million, $31.1 million and $188.5 million, respectively. Gross gains and gross losses were realized on those sales as follows (in thousands):

Year Ended December 31	2004	2003	2002

Gross gains	$1,632	$1,962	$2,417
Gross losses	(1,025)	(13)	(474)

	$607	$1,949	$1,943

6. Loans
      Following is a summary of loans, net of unearned income (in thousands):

December 31	2004	2003

Commercial	$1,440,674	$1,297,559
Direct installment	820,886	776,716
Consumer lines of credit	251,037	229,005
Residential mortgages	479,769	468,173
Indirect installment	389,754	452,170
Lease financing	2,926	16,594
Other	4,415	18,980

	$3,389,461	$3,259,197

      The above loan totals include unearned income of $30.6 million and $31.6 million at December 31, 2004 and 2003, respectively.
      The loan portfolio consists principally of loans to individuals and small-and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.
      As of December 31, 2004, no concentrations of loans exceeding 10% of total loans existed that were not disclosed as a separate category of loans.
      Certain directors and executive officers of the Corporation and its significant subsidiaries, as well as associates of such persons, are loan customers. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than a normal risk of collection. Following is a summary of the aggregate amount of loans to any such persons who had loans in excess of $60,000 during the year (in thousands):

Total loans at beginning of year	$43,588
New loans	48,665
Repayments	(47,526)
Other	(10,053)

Total loans at end of year	$34,674

      Other represents the net change in loan balances resulting from changes in related parties during the year.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
7. Non-Performing Assets
      Following is a summary of non-performing assets (in thousands):

December 31	2004	2003

Non-accrual loans	$27,029	$22,449
Restructured loans	4,993	5,719

Total non-performing loans	32,022	28,168
Other real estate owned	6,200	3,109

Total non-performing assets	$38,222	$31,277

      For the years ended December 31, 2004, 2003 and 2002, income that would have been recognized on non-accrual and restructured loans if they were in accordance with their original terms was $2.7 million, $3.0 million and $2.6 million, respectively. Loans past due 90 days or more and still accruing (See Note 1, Summary of Significant Accounting Policies — Loans and the Allowance for Loan Losses) were $5.1 million, $5.1 million and $6.9 million, at December 31, 2004, 2003 and 2002, respectively.
      Following is a summary of information pertaining to loans considered to be impaired (in thousands):

At or for the Year Ended December 31	2004	2003	2002

Impaired loans with an allocated allowance	$7,125	$12,569	$8,336
Impaired loans without an allocated allowance	7,402	560	—

Total impaired loans	$14,527	$13,129	$8,336

Allocated allowance on impaired loans	$3,711	$4,054	$2,936

Average impaired loans	$13,828	$11,380	$4,959

Income recognized on impaired loans	$93	$596	$605

8. Allowance for Loan Losses
      Following is an analysis of changes in the allowance for loan losses (in thousands):

Year Ended December 31	2004	2003	2002

Balance at beginning of year	$46,139	$46,984	$46,345
Addition from acquisitions	4,354	—	—
Reduction due to branch sale	(54)	—	—
Charge-offs	(18,796)	(20,244)	(16,557)
Recoveries	2,544	2,244	3,572

Net charge-offs	(16,252)	(18,000)	(12,985)
Provision for loan losses	16,280	17,155	13,624

Balance at end of year	$50,467	$46,139	$46,984

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
9. Premises and Equipment
      Following is a summary of premises and equipment (in thousands):

December 31	2004	2003

Land	$12,970	$10,478
Premises	89,262	86,387
Equipment	85,400	83,534

	187,632	180,399
Accumulated depreciation	(108,599)	(100,781)

	$79,033	$79,618

      Depreciation expense was $9.7 million for 2004, $12.3 million for 2003 and $10.9 million for 2002.
      The Corporation has operating leases extending to 2087 for certain land, office locations and equipment. Leases that expire are generally expected to be renewed or replaced by other leases. Rental expense was $4.6 million for 2004, $6.1 million for 2003 and $6.2 million for 2002. Total minimum rental commitments under such leases were $24.4 million at December 31, 2004. Following is a summary of future minimum lease payments for years following December 31, 2004 (in thousands):

2005	$2,683
2006	2,262
2007	1,927
2008	1,461
2009	1,080
Later years	14,998
10. Goodwill
      The Corporation’s annual impairment analyses did not result in an impairment charge for 2004, 2003 or 2002.
      The following table shows a rollforward of goodwill by line of business (in thousands):

	Community		Consumer
	Banking	Insurance	Finance	Total

Balance at January 1, 2003	$21,831	$2,107	$1,809	$25,747
Goodwill addition	2,500	463	—	2,963

Balance at December 31, 2003	24,331	2,570	1,809	28,710
Goodwill addition	50,819	5,015	—	55,834

Balance at December 31, 2004	$75,150	$7,585	$1,809	$84,544

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
11. Other Intangible Assets
      The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets (in thousands):

		Customer	Other	Total
	Core Deposit	and Renewal	Intangible	Finite-lived
	Intangibles	Lists	Assets	Intangibles

Gross carrying amount	$25,645	$4,890	$901	$31,436
Accumulated amortization	(12,550)	(489)	(92)	(13,131)

Net December 31, 2004	$13,095	$4,401	$809	$18,305

Gross carrying amount	$20,305	$818	$124	$21,247
Accumulated amortization	(10,456)	(239)	(21)	(10,716)

Net December 31, 2003	$9,849	$579	$103	$10,531

      The Corporation recorded $5.3 million in core deposit intangibles and $4.1 in customer and renewal lists during 2004 as the result of the acquisitions of Slippery Rock Financial Corporation and Morrell, Butz and Junker, Inc., respectively.
      Core deposit intangibles are being amortized primarily over 10 years. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.
      Amortization expense on finite-lived intangible assets totaled $2.4 million, $2.2 million and $2.1 million for 2004, 2003 and 2002, respectively. Amortization expense on finite-lived intangible assets is expected to total $3.0 million, $2.9 million, $2.9 million, $2.3 million and $1.4 million in 2005, 2006, 2007, 2008 and 2009, respectively, assuming no new additions.
12. Deposits
      Following is a summary of deposits (in thousands):

December 31	2004	2003

Non-interest bearing	$663,278	$592,795
Savings and NOW	1,539,547	1,517,209
Certificates of deposit and other time deposits	1,395,262	1,329,506

	$3,598,087	$3,439,510

      Time deposits of $100,000 or more were $297.0 million and $242.3 million at December 31, 2004 and 2003, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2004 (in thousands):

	Certificates of	Other Time
	Deposit	Deposits	Total

Three months or less	$56,097	$13,093	$69,190
Three to six months	39,204	2,495	41,699
Six to twelve months	38,747	3,804	42,551
Over twelve months	122,546	21,012	143,558

	$256,594	$40,404	$296,998

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Following is a summary of the scheduled maturities of certificates of deposits and other time deposits for each of the five years following December 31, 2004 (in thousands):

2005	$755,077
2006	327,257
2007	213,872
2008	48,598
2009	48,155
Later years	2,303
13. Short-Term Borrowings
      Following is a summary of short-term borrowings (in thousands):

December 31	2004	2003

Securities sold under repurchase agreements	$160,847	$81,444
Federal funds purchased	65,865	865
Federal Home Loan Bank advances	16,000	6,000
Subordinated notes	151,860	144,006
Other short-term borrowings	534	651

	$395,106	$232,966

      Credit facilities amounting to $91.0 million at December 31, 2004 were maintained with various banks at rates that are at or below prime rate. The facilities and their terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. No credit facilities were used at December 31, 2004.
14. Long-Term Debt
      Following is a summary of long-term debt (in thousands):

December 31	2004	2003

Federal Home Loan Bank advances	$476,637	$425,141
Debentures due to Statutory Trust	128,866	128,866
Subordinated notes	30,412	30,517
Other long-term debt	294	284

	$636,209	$584,808

      The Corporation’s banking affiliate has available credit with the FHLB of $1.7 billion, of which $492.6 million was used as of December 31, 2004. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012. Interest rates paid on these advances range from 2.10% to 6.93% in 2004 and 2.10% to 5.75% in 2003.
      F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) to fund the acquisition of a bank that was later spun-off with the Corporation’s Florida operations. The proceeds from the sale of the capital securities were invested in junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by Statutory Trust are its sole assets. Distributions on the debentures issued by Statutory Trust are recorded as interest expense by the Corporation. The capital

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The interest rate in effect at December 31, 2004 was 5.23%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures qualify as tier 1 capital under the Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.
      Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes are scheduled to mature in various amounts periodically through the year 2014. At December 31, 2004, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three months of interest. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 4.91% at December 31, 2004 and 5.13% at December 31, 2003.
      Scheduled annual maturities for all of the long-term debt for each of the five years following December 31, 2004 are as follows (in thousands):

2005	$81,791
2006	65,654
2007	189,765
2008	30,814
2009	1,067
Later years	267,118
15. Commitments, Credit Risk and Contingencies
      The Corporation has commitments to extend credit and standby letters of credit that involve certain elements of credit risk in excess of the amount stated in the consolidated balance sheet. The Corporation’s exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. Consistent credit policies are used by the Corporation for both on- and off-balance sheet items.
      Following is a summary of off-balance sheet credit risk information (in thousands):

December 31	2004	2003

Commitments to extend credit	$594,791	$592,762
Standby letters of credit	62,454	48,501
      At December 31, 2004, funding of approximately 84% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
      Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The obligations are not recorded in the Corporation’s financial statements. The Corporation’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral.
      The Corporation and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
where the Corporation acted as a depository bank, lender, underwriter, fiduciary, financial advisor, broker or other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it has valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.
      Based on information currently available, advice of counsel and available insurance coverage, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s results of operations for a particular period.
16. Stockholders’ Equity
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
17. Comprehensive Income
      The components of comprehensive income, net of related tax, are as follows (in thousands):

Year Ended December 31	2004	2003	2002

Income from continuing operations	$61,795	$27,038	$31,271
Income from discontinued operations	—	31,751	32,064
Other comprehensive (loss) income from continuing operations:
Unrealized (losses) gains on securities:
Arising during the period, net of tax (benefit) expense of $(1,592), $(1,219) and $3,680	(2,957)	(2,264)	6,834
Less: reclassification adjustment for gains included in net income, net of tax expense of $212, $703 and $791	(395)	(1,307)	(1,470)
Minimum benefit plan liability adjustment, net of tax benefit of $20, $195 and $310	(36)	(362)	(577)

Other comprehensive (loss) income from continuing operations	(3,388)	(3,933)	4,787

Other comprehensive (loss) income from discontinued operations:
Unrealized (losses) gains on securities:
Arising during the period, net of tax (benefit) expense of $(1,129) and $1,881	—	(2,096)	3,493
Less: reclassification adjustment for gains included in net income, net of tax expense of $334 and $66	—	(621)	(122)
Minimum benefit plan liability adjustment, net of tax benefit of $234 and $360	—	(434)	(668)

Other comprehensive (loss) income from discontinued operations	—	(3,151)	2,703

Comprehensive income	$58,407	$51,705	$70,825

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

December 31	2004	2003	2002

Continuing operations:
Unrealized gains on securities	$5,940	$9,292	$12,863
Minimum pension liability adjustment	(975)	(939)	(577)

	4,965	8,353	12,286

Discontinued operations:
Unrealized gains on securities	—	3,000	5,717
Minimum pension liability adjustment	—	(1,102)	(668)

	—	1,898	5,049

Accumulated other comprehensive income	$4,965	$10,251	$17,335

18. Stock Incentive Plans
      During 2004, the Corporation issued 107,285 restricted shares of common stock, with a weighted average grant date fair value of $2.1 million, to key employees and directors of the Corporation under its 2001 Incentive Plan. Under this program, shares awarded to management are earned, in part, if the Corporation meets or exceeds certain financial performance results when compared to peers. The awards are earned over three- to five-year periods. Under the provisions of APB Opinion 25, based on the performance-related criteria, compensation expense is recorded until the number of shares is fixed. The compensation expense recorded for these awards was $713,000, $283,000 and $131,000 for the years ended December 31, 2004, 2003 and 2002, respectively. The unamortized expense relating to these awards, totaling $1.4 million at December 31, 2004, is reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. The Corporation has available up to 1,568,344 shares to issue under its 2001 Incentive Plan.
      The Corporation also has available up to 6,041,385 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. The options vest in equal installments over periods ranging from three to ten years. The options are granted at a price equal to the fair market value at the date of the grant and are exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in accordance with APB Opinion 25. No shares were issued under these plans during 2004.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      As a result of the Corporation’s spin-off of its Florida operations, the Corporation developed a methodology designed to adjust the number and exercise price of its outstanding stock options immediately following the completion of the spin-off for the purpose of preserving the equivalent value of these stock options that existed as of the close of business on December 31, 2003. This adjustment is reflected in the following tables.
      Activity in the option plan relating to employees of continuing operations during the past three years was as follows:

		Weighted
		Average
		Price per
	2004	Share	2003	2002

Options outstanding at beginning of year	1,879,329	$20.75	2,143,420	2,150,369
Adjustment related to spin-off	473,144	(9.64)	—	—
Granted/assumed during the year	204,669	11.59	334,831	502,564
Exercised during the year	(448,809)	10.19	(448,210)	(465,945)
Forfeited during the year	—	—	(150,712)	(43,568)

Options outstanding at end of year	2,108,333	11.35	1,879,329	2,143,420

      The following table summarizes information about the stock options outstanding relating to employees of continuing operations at December 31, 2004:

Options Outstanding				Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Options	Contractual	Exercise	Options	Exercise
Exercise Prices	Outstanding	Years	Price	Exercisable	Price

$2.68 - $ 4.02	25,168	8.20	$2.68	25,168	$2.68
4.03 - 6.05	4,382	.08	5.04	4,382	5.04
6.06 - 9.09	158,381	2.41	8.39	158,381	8.39
9.10 - 13.65	1,468,444	5.29	11.09	1,186,501	10.92
13.66 - 15.43	451,958	5.55	13.78	312,720	13.80

	2,108,333			1,687,152

19. Retirement Plans
      The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees. The RIP covers employees who satisfy minimum age and length of service requirements. Benefits of the RIP are generally based on years of service and the employee’s compensation for five consecutive years during their last ten years of employment. The RIP’s funding policy is to make an annual contribution to the RIP each year equal to the maximum tax deductible amount.
      The Corporation acquired a qualified noncontributory defined benefit pension plan (the SR Plan) from Slippery Rock Financial Corporation. The SR Plan covers substantially all former Slippery Rock employees who satisfy minimum age and length of service requirements. Benefits of the SR Plan are generally based on years of service and the employee’s compensation for five consecutive years during their last ten years of employment. The SR Plan’s funding policy is to make an annual contribution to the SR Plan each year, the amount of which is between the minimum and the maximum tax deductible amount. Benefits under the SR Plan were frozen as of December 31, 2004. Effective January 1, 2005, active participants in the SR Plan will begin earning benefits under the F.N.B. Corporation Retirement Income Plan.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers who are designated by the Board of Directors. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security and the qualified RIP.
      The following tables summarize the accumulated benefit obligation, change in benefit obligation, change in plan assets, the Plans’ funded status and the asset included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans) (in thousands):

December 31	2004	2003

Accumulated benefit obligation	$96,281	$88,137

December 31	2004	2003

Projected benefit obligation at beginning of year	$101,721	$83,599
Service cost	3,721	3,551
Interest cost	6,072	5,867
Plan amendments	487	(8)
Actuarial loss	3,208	10,678
Termination gain due to curtailment	—	(1,128)
Special termination benefits	—	3,052
Adjustment for acquisition	2,780	—
Individual nonqualified agreements	(2,782)	—
Benefits paid	(4,473)	(3,890)

Projected benefit obligation at end of year	$110,734	$101,721

December 31	2004	2003

Fair value of plan assets at beginning of year	$84,921	$57,891
Actual return on plan assets	7,026	9,959
Company contribution	5,627	20,961
Adjustment for acquisition	2,395	—
Benefits paid	(4,473)	(3,890)

Fair value of plan assets at end of year	$95,496	$84,921

December 31	2004	2003

Plan assets (less than) projected benefit obligation	$(15,238)	$(16,800)
Unrecognized actuarial loss	24,757	22,753
Unrecognized prior service cost	3	(365)
Unrecognized net transition obligation	(856)	(949)

Prepaid pension cost	$8,666	$4,639

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

December 31	2004	2003

Prepaid pension cost	$24,138	$21,451
Accrued pension cost	(15,472)	(16,812)
Additional minimum liability	(2,404)	(1,869)
Accumulated other comprehensive income	1,500	1,280
Intangible asset	904	589

Net amount recognized on balance sheet	$8,666	$4,639

      The net periodic pension cost for the Plans included the following components (in thousands):

Year Ended December 31	2004	2003	2002

Service cost	$3,721	$3,551	$2,587
Interest cost	6,072	5,867	5,467
Expected return on plan assets	(6,715)	(5,492)	(4,771)
Special termination benefit	—	3,052	1,302
Curtailment gain (loss)	—	62	(324)
Net amortization	917	929	194

Net periodic pension cost	$3,995	$7,969	$4,455

      Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2004	2003

Weighted average discount rate	5.75%	6.00%
Rates of average increase in compensation levels	4.00%	4.00%
      The Plans have an actuarial measurement date of January 1. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2004	2003	2002

Weighted average discount rate	6.00%	6.75%	7.25%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%
      The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.
      The change in plan assets reflects benefits paid from the qualified pension plans of $4.0 million and $3.2 million for 2004 and 2003, respectively, and employer contributions to the qualified pension plans of $5.1 million and $20.2 million for 2004 and 2003, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $484,000 and $717,000 for 2004 and 2003, respectively. The Corporation expects that no contributions will be made to the qualified pension plans in 2005, as the plans’ fully funded statuses are expected to preclude any deductible contributions.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      As of December 31, 2004 and 2003, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows (in thousands):

	Qualified Pension		Non-Qualified Pension
	Plans		Plans

December 31	2004	2003	2004	2003

Projected benefit obligation	$92,643	$82,508	$18,091	$19,213
Accumulated benefit obligation	78,882	69,552	17,399	18,585
Fair value of plan assets	95,496	84,921	—	—
      The following table provides information regarding estimated future cash flows relating to the Plans (in thousands):

Employer contributions (expected):	2005	$674
Expected benefit payments:	2005	3,924
	2006	5,453
	2007	4,716
	2008	4,925
	2009	5,276
	2010 - 2014	32,843
      The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.
      The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation’s contribution expense was $1.2 million in 2004, $1.4 million in 2003 and $1.1 million in 2002.
      The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers who are designated by the Board of Directors. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.
Pension Plan Investment Policy and Strategy
      The Corporation’s investment strategy is to diversify plan assets between a wide mix of securities within the equity and debt markets in an effort to allow the account the opportunity to meet the expected long-term rate of return requirements while minimizing short-term volatility. In this regard, the Plans have targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap and international securities. Within the debt securities category, the Plans have targeted allocation levels for U.S. treasury, U.S. agency, intermediate term corporate bonds and inflation protected securities.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      Following are asset allocations for the Corporation’s pension plans as of December 31, 2004 and 2003, and the target allocation for 2005, by asset category:

	Target	Percentage of
	Allocation	Plan Assets

December 31	2005	2004	2003

Asset Category
Equity securities	45-65%	52%	52%
Debt securities	33-53%	38%	39%
Cash equivalents	0-5%	10%	9%
      Equity securities include 215,628 shares of the Corporation’s common stock, of which 26,450 shares were acquired during 2004, totaling $4.4 million (4.7% of total plan assets) and 189,178 shares totaling $6.7 million (7.9% of plan assets) as of December 31, 2004 and 2003, respectively. Dividends received on these shares totaled $190,000 and $170,000 for 2004 and 2003, respectively.
20. Other Postretirement Benefit Plans
      The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees between the ages of 62 and 65 of certain affiliates. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide service for such benefits.
      The following tables summarize the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet (in thousands):

December 31	2004	2003

Benefit obligation at beginning of year	$6,468	$6,665
Service cost	312	290
Interest cost	307	365
Plan participants’ contributions	105	108
Actuarial gain	(1,356)	(555)
Benefits paid	(609)	(554)
Adjustment for acquisition	160	—
Special termination benefits	—	149

Benefit obligation at end of year	$5,387	$6,468

December 31	2004	2003

Fair value of plan assets at beginning of year	$—	$—
Company contribution	504	446
Plan participants’ contributions	105	108
Benefits paid	(609)	(554)

Fair value of plan assets at end of year	$—	$—

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

December 31	2004	2003

Plan assets (less than) benefit obligation	$(5,387)	$(6,468)
Unrecognized actuarial loss	377	1,734
Unrecognized prior service cost	401	432
Unrecognized net transition obligation	265	299

Accrued postretirement benefit cost	$(4,344)	$(4,003)

      Net periodic postretirement benefit cost included the following components (in thousands):

Year Ended December 31	2004	2003	2002

Service cost	$312	$290	$149
Interest cost	307	365	332
Curtailment and settlement	—	—	57
One-time charge for voluntary retirement	—	149	—
Special termination benefit	—	—	19
Net amortization	66	98	69

Net periodic postretirement benefit cost	$685	$902	$626

      Actuarial assumptions used in the determination of the projected benefit obligation in the Plan are as follows:

Assumptions at December 31	2004	2003

Discount rate	5.75%	6.00%
Assumed healthcare cost trend:
Initial trend	9.00%	10.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2011	2009
      Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2004	2003	2002

Weighted average discount rate	6.00%	6.75%	7.25%
Assumed healthcare cost trend:
Initial trend	10.00%	9.00%	8.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2009	2007	2005
      A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2004 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2004 (in thousands):

	1% Increase	1% Decrease

Effect on service and interest components of net periodic cost	$70	$(60)
Effect on accumulated postretirement benefit obligation	473	(406)

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan (in thousands):

Employer contributions (expected):	2005	$470
Expected benefit payments:	2005	470
	2006	458
	2007	444
	2008	438
	2009	458
	2010 - 2014	3,004
      The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general assets.
21. Income Taxes
      Income tax expense, allocated based on a separate tax return basis, consists of the following (in thousands):

Year Ended December 31	2004	2003	2002

Current income taxes
Federal taxes	$24,596	$1,955	$16,732
State taxes	124	1,012	563

	24,720	2,967	17,295
Deferred income taxes:
Federal taxes	2,632	6,714	(4,012)
State taxes	185	(715)	445

	$27,537	$8,966	$13,728

      Income tax expense related to gains on the sale of securities was $212,000, $682,000 and $680,000 for 2004, 2003 and 2002, respectively.
      Following is a reconciliation between tax expense using federal statutory tax and actual effective tax:

Year Ended December 31	2004	2003	2002

Federal statutory tax	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(3.3)	(10.2)	(11.1)
State taxes	0.2	0.5	0.2
Goodwill	—	0.1	0.9
Merger and consolidation related costs	—	0.9	4.6
Other items	(1.1)	(1.4)	0.9

Actual effective taxes applicable to continuing operations	30.8%	24.9%	30.5%

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

December 31	2004	2003

Deferred tax assets:
Allowance for loan losses	$17,997	$16,149
Deferred benefits	958	1,298
Deferred compensation	1,818	2,230
Minimum benefit plan liability	357	416
Depreciation	3,049	675
Purchase accounting adjustment	1,344	21
Other	214	281

Total	25,737	21,070
Valuation allowance	(1,513)	—

Total Deferred Tax Assets	24,224	21,070

Deferred tax liabilities:
Loan fees	(722)	(1,065)
Deferred gain on sale of subsidiary	(752)	(3,555)
Leasing	(199)	(1,075)
Net unrealized securities gains	(3,032)	(5,003)
Intangibles	(3,233)	(1,679)
Prepaid expenses	(797)	(839)
Other	(1,244)	(1,204)

Total Deferred Tax Liabilities	(9,979)	(14,420)

Net Deferred Tax Assets	$14,245	$6,650

      The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. Gross deferred tax assets as of December 31, 2004 were reduced by a valuation allowance of $1.5 million related to deferred state taxes of certain subsidiaries, as recovery of these assets is not likely.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
22. Earnings per Share
      The following tables set forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Year Ended December 31,

	2004	2003	2002

Basic
Income from continuing operations	$61,795	$27,038	$31,271
Income from discontinued operations	—	31,751	32,064
Preferred stock dividends	—	(62)	(242)

Net income applicable to basic earnings per share	$61,795	$58,727	$63,093

Average common shares outstanding	47,180,471	46,080,966	46,012,908

Basic earnings per share:
From continuing operations	$1.31	$.58	$.68
From discontinued operations	—	.69	.69

Total basic earnings per share	$1.31	$1.27	$1.37

	Year Ended December 31,

	2004	2003	2002

Diluted
Income from continuing operations	$61,795	$27,038	$31,271
Income from discontinued operations	—	31,751	32,064

Net income applicable to diluted earnings per share	$61,795	$58,789	$63,335

Average common shares outstanding	47,180,471	46,080,966	46,012,908
Convertible preferred stock	—	63,927	341,886
Net effect of dilutive stock options based on the treasury stock method using the average market price	831,868	827,970	718,991

	48,012,339	46,972,863	47,073,785

Diluted earnings per share:
From continuing operations	$1.29	$.57	$.67
From discontinued operations	—	.68	.68

Total diluted earnings per share	$1.29	$1.25	$1.35

23. Regulatory Matters
      Quantitative measures established by regulators to ensure capital adequacy requires the Corporation and FNBPA to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Management believes, as of December 31, 2004, that the Corporation and FNBPA meet all capital adequacy requirements to which either of them is subject.
      As of December 31, 2004 and 2003, the Corporation and FNBPA satisfy the requirements to be considered “well-capitalized” under the regulatory framework for prompt corrective action.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
      Following are the capital ratios as of December 31, 2004 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements

	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets):
F.N.B. Corporation	$395,168	11.7%	$337,297	10.0%	$269,838	8.0%
FNBPA	369,014	11.3%	326,087	10.0%	260,870	8.0%
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	323,456	9.6%	202,378	6.0%	134,919	4.0%
FNBPA	328,213	10.1%	195,652	6.0%	130,435	4.0%
Leverage Ratio:
F.N.B. Corporation	323,456	6.5%	247,576	5.0%	198,061	4.0%
FNBPA	328,213	6.9%	239,470	5.0%	191,576	4.0%
      As of December 31, 2004, the Corporation’s total capital to risk-weighted assets, tier 1 capital to risk-weighted assets and leverage ratio were 11.7%, 9.6% and 6.5%, respectively. These ratios exceed the well-capitalized requirements noted in the above table.
      FNBPA was required to maintain aggregate cash reserves with the Federal Reserve Bank amounting to $28.4 million at December 31, 2004. The Corporation also maintains deposits for various services such as check clearing.
      Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend payments to a parent by its subsidiaries. As of December 31, 2004, the Corporation’s subsidiaries had $27.9 million of retained earnings available for distribution to the Corporation without prior regulatory approval.
      Under current Federal Reserve Board regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions approximated $45.3 million at December 31, 2004.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
24. Business Segments
      The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance. The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities. The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer. The Consumer Finance segment is primarily involved in making installment loans to individuals with approximately 15% of its volume being derived from the purchase of installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices. The other segment includes the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts. The following tables provide financial information for these segments of the Corporation (in thousands).

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated

At or for the Year Ended December 31, 2004
Interest income	$225,152	$31	$25	$31,133	$(1,893)	$254,448
Interest expense	72,822	9	—	5,036	6,523	84,390
Provision for loan losses	9,247	—	—	7,033	—	16,280
Non-interest income	54,767	12,588	6,325	1,989	2,472	78,141
Non-interest expense	108,953	9,605	5,464	14,591	1,559	140,172
Intangible amortization	2,163	2	250	—	—	2,415
Income tax expense (benefit)	26,903	1,158	304	2,276	(3,104)	27,537
Income (loss) from continuing operations	59,831	1,845	332	4,186	(4,399)	61,795
Income from discontinued operations	—	—	—	—	—	—
Net income (loss)	59,831	1,845	332	4,186	(4,399)	61,795
Total assets from continuing operations	4,850,203	5,613	16,507	150,380	4,306	5,027,009
Total intangibles from continuing operations	89,054	—	11,986	1,809	—	102,849

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated

At or for the Year Ended December 31, 2003
Interest income	$228,346	$21	$35	$28,586	$31	$257,019
Interest expense	78,675	9	5	5,174	3,127	86,990
Provision for loan losses	11,353	—	—	5,802	—	17,155
Non-interest income	45,938	11,787	3,075	1,872	5,483	68,155
Non-interest expense	126,790	10,041	3,426	12,508	30,088	182,853
Intangible amortization	1,967	4	116	—	85	2,172
Income tax expense (benefit)	14,811	563	(156)	2,599	(8,851)	8,966
Income (loss) from continuing operations	40,688	1,191	(281)	4,375	(18,935)	27,038
Income (loss) from discontinued operations	28,981	(84)	2,854	—	—	31,751
Net income (loss)	69,669	1,107	2,573	4,375	(18,935)	58,789
Total assets from continuing operations	4,385,455	3,479	6,070	147,444	14,726	4,557,174
Total intangibles from continuing operations	34,273	10	3,149	1,809	—	39,241

At or for the Year Ended December 31, 2002
Interest income	$249,897	$5	$38	$28,096	$(2,183)	$275,853
Interest expense	89,542	—	41	6,618	2,171	98,372
Provision for loan losses	8,323	—	—	5,301	—	13,624
Non-interest income	41,953	11,662	3,288	1,781	7,461	66,145
Non-interest expense	126,863	10,077	2,600	12,519	30,824	182,883
Intangible amortization	1,962	1	71	—	86	2,120
Income tax expense (benefit)	18,982	592	187	1,962	(7,995)	13,728
Income (loss) from continuing operations	46,178	997	427	3,477	(19,808)	31,271
Income (loss) from discontinued operations	29,072	(427)	3,419	—	—	32,064
Net income (loss)	75,250	570	3,846	3,477	(19,808)	63,335
Total assets from continuing operations	4,196,746	2,436	7,265	148,400	181	4,355,028
Total intangibles from continuing operations	33,716	16	4,946	1,809	85	40,572

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
25. Cash Flow Information
      Following is a summary of cash flow information (in thousands):

Year Ended December 31	2004	2003	2002

Cash paid during year for:
Interest	$87,691	$85,043	$104,135
Income taxes	18,312	(8,149)	18,379
Non-cash Investing and Financing Activities:
Acquisition of real estate in settlement of loans	4,477	3,374	2,038
Loans granted in the sale of other real estate	285	60	739
      The acquisition of Slippery Rock included the purchase of assets with a fair value of $384.3 million, of which $15.5 million was cash and due from banks, and the assumption of liabilities with a fair value of $310.0 million. The fair value of shares issued by the Corporation for this acquisition totaled $62.9 million.
26. Parent Company Financial Statements
      Below is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheet (in thousands)
December 31	2004	2003

Assets
Cash and cash equivalents	$10,551	$15,906
Premises and equipment	—	1,392
Other assets	28,327	16,461
Assets of discontinued operations	—	364,956
Investment in a bank holding company	—	31,278
Investment in and advance to bank subsidiary	452,939	369,433
Investment in and advance to non-bank subsidiaries	161,186	131,166

Total Assets	$653,003	$930,592

Liabilities
Other liabilities	$21,629	$22,642
Debentures to Statutory Trust	125,000	125,000
Subordinated notes:
Short-term	151,860	145,524
Long-term	30,412	30,517

Total Liabilities	328,901	323,683

Stockholders’ Equity	324,102	606,909

Total Liabilities and Stockholders’ Equity	$653,003	$930,592

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Income Statement (in thousands)
Year Ended December 31	2004	2003	2002

Income
Dividend income from subsidiaries:
Bank	$49,230	$37,924	$61,394
Non-bank	4,255	6,527	8,050

	53,485	44,451	69,444
Interest income	4,893	3,776	5,500
Affiliate service fee income	—	11,882	12,723
Other income	44	1,210	1,188

Total Income	58,422	61,319	88,855

Expenses
Interest expense	12,501	11,632	8,568
Salaries and personnel expense	—	13,488	13,620
Merger and consolidation expense	—	—	18,798
Other expenses	5,055	21,380	8,207

Total Expenses	17,556	46,500	49,193

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	40,866	14,819	39,662
Income tax benefit	4,580	10,016	8,885

	45,446	24,835	48,547
Equity in undistributed income of subsidiaries:
Bank holding company	1,103	2,357	3,323
Bank	12,446	(3,124)	(16,455)
Non-bank	2,800	2,970	(4,144)

Income from Continuing Operations	61,795	27,038	31,271
Dividends from discontinued operations	—	66,152	24,516
Undistributed earnings from discontinued operations	—	(34,401)	7,548

Income from discontinued operations	—	31,751	32,064

Net Income	$61,795	$58,789	$63,335

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)

Statement of Cash Flows (in thousands)
Year Ended December 31	2004	2003	2002

Operating Activities
Income from continuing operations	$61,795	$27,038	$31,271
Income from discontinued operations	—	31,751	32,064
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(16,349)	(2,203)	17,276
Other, net	(14,336)	953	14,867
Other assets from discontinued operations, net	—	34,401	(7,548)

Net cash flows from operating activities	31,110	91,940	87,930

Investing Activities
Sale (purchase) of premises and equipment	1,392	3,440	(3,083)
Advances to subsidiaries	(7,302)	(47,990)	(86,551)
Investment in subsidiaries	(59,688)	(135,950)	52,711

Net cash flows from investing activities	(65,598)	(180,500)	(36,923)

Financing Activities
Net increase (decrease) in short-term borrowings	3,907	13,145	(979)
Decrease in long-term debt	(12,045)	(7,067)	(14,513)
Increase in long-term debt	11,940	132,912	8,346
Net acquisition of common stock	68,807	(521)	(7,090)
Cash dividends paid	(43,476)	(42,872)	(37,516)

Net cash flows from financing activities	29,133	95,597	(51,752)

Net (Decrease) Increase in Cash and Cash Equivalents	(5,355)	7,037	(745)
Cash and cash equivalents at beginning of year	15,906	8,869	9,614

Cash and Cash Equivalents at End of Year	$10,551	$15,906	$8,869

Cash paid during the year for:
Interest	$11,266	$11,600	$8,558
27. Fair Value of Financial Instruments
      The following methods and assumptions were used to estimate the fair value of each financial instrument:
Cash and Due from Banks
      For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities
      For both securities available for sale and securities held to maturity, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
Loans
      The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of adjustable rate loans approximates the carrying amount.
Bank Owned Life Insurance
      The Corporation owns both general account and separate account bank owned life insurance (BOLI). The fair value of general account BOLI is based on the insurance contract cash surrender value. The fair value of separate account BOLI equals the quoted market price of the underlying securities, if available. If a quoted market price is not available, fair value is estimated using quoted market price for similar securities.
Deposits
      The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities.
Short-Term Borrowings
      The carrying amounts for short-term borrowings approximate fair value for amounts that mature in 90 days or less. The fair value of subordinated notes is estimated by discounting future cash flows using rates currently offered.
Long-Term Debt
      The fair value of long-term debt is estimated by discounting future cash flows based on the market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.
Loan Commitments and Standby Letters of Credit
      Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counter-parties. Also, unfunded loan commitments relate principally to variable rate commercial loans, typically non-binding, and fees are not normally assessed on these balances.

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements — (Continued)
      The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	2004		2003

	Carrying		Carrying
December 31	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and short-term investments	$103,760	$103,760	$106,312	$106,312
Securities available for sale	555,698	555,698	878,667	878,667
Securities held to maturity	621,302	620,827	24,030	25,009
Net loans, including loans held for sale	3,344,813	3,313,169	3,214,493	3,203,947
Bank owned life insurance	112,300	109,848	102,600	100,979
Financial Liabilities
Deposits	3,598,087	3,601,394	3,439,510	3,461,240
Short-term borrowings	395,106	395,106	232,966	232,982
Long-term debt	636,209	636,252	584,808	588,834

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the Corporation’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
      LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Corporation’s management, including the CEO and CFO, does not expect that the Corporation’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
      CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2004, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
      Refer to page 33 under Item 8, Financial Statements and Supplemental Data, for Management’s Report on Internal Control Over Financial Reporting.

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2005. Such information is incorporated herein by reference.

Item 11.	Executive Compensation
      Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2005. Such information is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2005. Such information is incorporated herein by reference.
      The following table provides information related to equity compensation plans as of December 31, 2004:

Number of
	Number of		Weighted	Securities
	Securities to be		Average	Remaining for
	Issued Upon		Exercise Price of	Future Issuance
	Exercise of		Outstanding	Under Equity
Plan Category	Stock Options		Stock Options	Compensation Plans

Equity compensation plans approved by security holders	2,108,333	(1)	$11.35	7,883,875	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)	Excludes 117,667 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest in five equal annual installments beginning on the date of grant.

(2)	Represents shares of common stock eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

Item 13.	Certain Relationships and Related Transactions
      Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2005. Such information is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
      Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2005. Such information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules
      (a) Financial Statements The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.
      (b) Exhibits The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 83 and is incorporated by reference.
      (c) Schedules No financial statement schedules are being filed because of the absence of conditions under which they are required or because the required information is included in the Consolidated Financial Statements and related notes thereto.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

By	/s/ Stephen J. Gurgovits

Stephen J. Gurgovits
President and Chief Executive Officer
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Mortensen Peter Mortensen	Chairman and Director	March 11, 2005

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2005

/s/ Brian F. Lilly Brian F. Lilly	Chief Financial Officer (Principal Financial Officer)	March 11, 2005

/s/ Tito L. Lima Tito L. Lima	Corporate Controller (Principal Accounting Officer)	March 11, 2005

/s/ William B. Campbell William B. Campbell	Director	March 11, 2005

/s/ Henry M. Ekker Henry M. Ekker	Director	March 11, 2005

/s/ Robert B. Goldstein Robert B. Goldstein	Director	March 11, 2005

/s/ David J. Malone David J. Malone	Director	March 11, 2005

/s/ Harry F. Radcliffe Harry F. Radcliffe	Director	March 11, 2005

/s/ John Rose John Rose	Director	March 11, 2005

/s/ William J. Strimbu William J. Strimbu	Director	March 11, 2005

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	March 11, 2005

/s/ Archie O. Wallace Archie O. Wallace	Director	March 11, 2005

INDEX TO EXHIBITS
      The following exhibits are filed or incorporated by reference as part of this report:

3	.1.	Articles of Incorporation of the Corporation as currently in effect. (incorporated by reference to Exhibit 4.1. of the Corporation’s Form 8-K filed on June 1, 2001).
3	.2.	By-laws of the Corporation as currently in effect. (incorporated by reference to Exhibit 4.2. of the Corporation’s Form 8-K filed on June 1, 2001).
4		The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to Exhibit 4.1. of the registrant’s Form 8-K filed on June 1, 2001. The By-laws are incorporated by reference to Exhibit 4.2. of the registrant’s Form 8-K filed on June 1, 2001. A designation statement defining the rights of F.N.B. Corporation Series A — Cumulative Convertible Preferred Stock is incorporated by reference to Form S-14, Registration Statement of F.N.B. Corporation, File No. 2-96404. A designation statement defining the rights of F.N.B. Corporation Series B — Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4 of the registrant’s Form 10-Q for the quarter ended June 30, 1992. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
10	.1.	Form of agreement regarding deferred payment of directors’ fees by First National Bank of Pennsylvania. (incorporated by reference to Exhibit 10.1. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10	.2.	Form of agreement regarding deferred payment of directors’ fees by F.N.B. Corporation. (incorporated by reference to Exhibit 10.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10	.3.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10	.4.	Employment Agreement between F.N.B. Corporation and Stephen J. Gurgovits. (incorporated by reference to Exhibit 10.5. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.5.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10	.6.	F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996. (incorporated by reference to Exhibit 10.10. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10	.7.	F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (incorporated by reference to Exhibit 10.11. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).
10	.8.	F.N.B. Corporation Restricted Stock and Incentive Bonus Plan. (incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10	.9.	F.N.B. Corporation 1996 Stock Option Plan. (incorporated by reference to Exhibit 10.15. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).
10	.10.	F.N.B. Corporation Director’s Compensation Plan. (incorporated by reference to Exhibit 10.16. of the Corporation’s Form 10-Q for the quarter ended March 31, 1996).
10	.11.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).
10	.12.	F.N.B. Corporation 2001 Incentive Plan. (incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001).
10	.13.	Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (incorporated by reference to Exhibit 10.17. of the Corporation’s Form 10-K for the year ended December 31, 2001).

14		Code of Ethics. (incorporated by reference to Exhibit 99.3. of the Corporation’s Form 10-K for the year ended December 31, 2002).
21		Subsidiaries of the Registrant. (filed herewith).
23	.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).
31	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).
31	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).
32	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).
32	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).