Form 10-Q
period 2005-03-31
FNB CORP/FL/
filed 2005-05-10
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from to

Commission file number    001-31940

F.N.B. CORPORATION

(Exact name of registrant as specified in its charter)

Florida	25-1255406

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One F.N.B. Boulevard, Hermitage, PA	16148

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    724-981-6000

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSURERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2005

Common Stock, $0.01 Par Value	56,250,038 Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2005
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	March 31,	December 31,
	2005	2004
	(Unaudited)

Assets
Cash and due from banks	$107,767	$100,839
Interest bearing deposits with banks	337	2,921
Securities available for sale	651,386	555,698
Securities held to maturity (fair value of $666,479 and $620,827)	676,765	621,302
Mortgage loans held for sale	2,087	5,819
Loans, net of unearned income of $28,118 and $30,592	3,685,933	3,389,461
Allowance for loan losses	(52,698)	(50,467)

Net Loans	3,633,235	3,338,994
Premises and equipment, net	81,565	79,033
Goodwill	190,008	84,544
Bank-owned life insurance	121,520	112,300
Other assets	144,716	125,559

Total Assets	$5,609,386	$5,027,009

Liabilities
Deposits:
Non-interest bearing demand	$667,064	$663,278
Savings and NOW	1,702,599	1,539,547
Certificates and other time deposits	1,545,660	1,395,262

Total Deposits	3,915,323	3,598,087
Short-term borrowings	474,968	395,106
Long-term debt	697,424	636,209
Other liabilities	68,995	73,505

Total Liabilities	5,156,710	4,702,907

Stockholders’ Equity
Common stock – $0.01 par value Authorized – 500,000,000 shares Issued – 56,362,361 and 50,210,113 shares	564	502
Additional paid-in capital	429,594	295,404
Retained earnings	29,471	27,998
Accumulated other comprehensive (deficit) income	(2,307)	4,965
Deferred stock compensation	(2,901)	(1,428)
Treasury stock – 87,571 and 151,994 shares at cost	(1,745)	(3,339)

Total Stockholders’ Equity	452,676	324,102

Total Liabilities and Stockholders’ Equity	$5,609,386	$5,027,009

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended
	March 31,
	2005	2004
Interest Income
Loans, including fees	$56,065	$51,595
Securities:
Taxable	11,923	9,495
Nontaxable	877	570
Dividends	524	314
Other	11	2

Total Interest Income	69,400	61,976

Interest Expense
Deposits	14,312	12,427
Short-term borrowings	2,817	1,111
Long-term debt	6,361	6,233

Total Interest Expense	23,490	19,771

Net Interest Income	45,910	42,205
Provision for loan losses	2,331	4,622

Net Interest Income After Provision for Loan Losses	43,579	37,583

Non-Interest Income
Service charges	9,054	8,056
Insurance commissions and fees	3,769	2,406
Securities commissions and fees	1,404	1,341
Trust	1,905	1,873
Gain on sale of securities	607	445
Gain on sale of mortgage loans	314	267
Gain on sale of branches	—	4,135
Bank owned life insurance	863	856
Other	500	1,390

Total Non-Interest Income	18,416	20,769

Non-Interest Expense
Salaries and employee benefits	21,183	18,254
Net occupancy	3,135	2,714
Equipment	3,382	3,018
Amortization of intangibles	860	519
Other	11,778	10,106

Total Non-Interest Expense	40,338	34,611

Income Before Income Taxes	21,657	23,741
Income taxes	6,747	7,519

Net Income	$14,910	$16,222

Net Income per Common Share
Basic	$.28	$.35
Diluted	.28	.34

Cash Dividends per Common Share	.23	.23

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumulated
					Other	Deferred
	Compre-		Additional		Comprehensive	Stock
	hensive	Common	Paid-In	Retained	(Deficit)	Compen-	Treasury
	Income	Stock	Capital	Earnings	Income	sation	Stock	Total
Balance at January 1, 2005		$502	$295,404	$27,998	$4,965	$(1,428)	$(3,339)	$324,102
Net income	$14,910			14,910				14,910
Change in other comprehensive income	(7,272)				(7,272)			(7,272)

Comprehensive income	$7,638

Cash dividends declared:
Common stock $0.81 per share				(12,943)				(12,943)
Purchase of common stock							(3,789)	(3,789)
Issuance of common stock		62	134,190	(494)			5,383	139,141
Change in deferred stock compensation						(1,473)		(1,473)

Balance at March 31, 2005		$564	$429,594	$29,471	$(2,307)	$(2,901)	$(1,745)	$452,676

Balance at January 1, 2004		$464	$586,009	$11,532	$10,251	$—	$(1,347)	$606,909
Net income	$16,222			16,222				16,222
Change in other comprehensive income	6,874				6,874			6,874

Comprehensive income	$23,096

Cash dividends declared:
Common stock $0.93 per share				(10,612)				(10,612)
Purchase of common stock							(9,000)	(9,000)
Issuance of common stock			55	(2,046)			8,806	6,815
Change in deferred stock compensation						(2,049)		(2,049)
Spin-off of Florida operations			(363,218)		(1,897)			(365,115)

Balance at March 31, 2004		$464	$222,846	$15,096	$15,228	$(2,049)	$(1,541)	$250,044

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Three Months Ended
	March 31,
	2005	2004
Operating Activities
Net income	$14,910	$16,222
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	3,033	2,787
Provision for loan losses	2,331	4,622
Deferred taxes	1,448	1,952
Gain on sale of securities	(607)	(445)
Gain on sale of loans	(314)	(267)
Proceeds from sale of loans	20,766	27,018
Loans originated for sale	(16,720)	(28,181)
Net change in:
Interest receivable	1,465	(3)
Interest payable	(7,284)	(6,066)
Other, net	(6,693)	15,353

Net cash flows from operating activities	12,335	32,992

Investing Activities
Net change in:
Interest bearing deposits with banks	2,584	712
Loans	9,057	14,567
Bank-owned life insurance	528	(6,793)
Securities available for sale:
Purchases	(110,177)	(157,410)
Sales	90,261	3,993
Maturities	41,508	58,147
Securities held to maturity:
Purchases	(58,219)	(12,185)
Maturities	27,330	1,955
Increase in premises and equipment	(942)	(247)
Net cash paid for mergers and acquisitions	8,799	—

Net cash flows from investing activities	10,729	(97,261)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	(61,418)	(101,293)
Time deposits	246	(24,836)
Short-term borrowings	56,862	171,372
Increase in long-term debt	3,018	21,582
Decrease in long-term debt	(7,606)	(3,879)
Purchase of common stock	(3,789)	(9,000)
Issuance of common stock	9,494	6,664
Cash dividends paid	(12,943)	(10,612)

Net cash flows from financing activities	(16,136)	49,998

Net (Decrease) Increase in Cash and Cash Equivalents	6,928	(14,271)
Cash and cash equivalents at beginning of period	100,839	105,160

Cash and Cash Equivalents at End of Period	$107,767	$90,889

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2005

BUSINESS

     F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, F.N.B. Investment Advisors, Inc., First National Insurance Agency, Inc. and Regency Finance Company (Regency). The Corporation has full service banking offices located in Pennsylvania and Ohio and consumer finance operations in Pennsylvania, Ohio and Tennessee.

BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements include the accounts of the Corporation and its subsidiaries. The Corporation’s consolidated financial statements have historically included subsidiaries in which the Corporation has a controlling financial interest. This requirement has been applied to subsidiaries in which the Corporation has a majority voting interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. In accordance with Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, the Corporation considers a voting rights entity to be a subsidiary and consolidates it if the Corporation has a controlling financial interest in the entity. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary). All significant intercompany balances and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. Additionally, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004, as contained in the Corporation’s 2004 Annual Report on Form 10-K. The Corporation’s results of operations for the three months ended March 31, 2005 are not necessarily indicative of the Corporation’s results of operations to be expected for the year ending December 31, 2005.

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

     As a result of the spin-off, the Florida operations’ earnings have been reclassified as discontinued operations on the consolidated statements of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets. No income or loss was recorded from discontinued operations for 2004.

MERGERS AND ACQUISITIONS

     On February 18, 2005, the Corporation completed its acquisition of NSD Bancorp, Inc. (NSD) (Nasdaq: NSDB), a bank holding company headquartered in Pittsburgh, Pennsylvania with $503.0 million in assets, $308.9 million in loans and $378.8 million in deposits. The acquisition was a stock transaction valued at approximately $127.5 million. The Corporation issued 5,944,343 shares of its common stock in exchange for 3,302,485 shares of NSD common stock. NSD’s banking subsidiary, NorthSide Bank, was merged into FNBPA. The Corporation recorded $105.2 million in goodwill and $8.9 million in core deposit intangibles as a result of the acquisition of NSD.

     Under the scope of Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (refer to New Accounting Standards), the Corporation has determined that certain loans have differences between the contractual cash flows and the cash flows expected to be collected when such loans are acquired as a result of this transaction. The Corporation further expects that these cash flow differences are attributable, at least in part, to credit quality. Generally, loans qualifying under the scope of SOP 03-3 for this transaction were such loans with specific loan loss reserve allocations under Financial Accounting Standards Statement (FAS) 114, Accounting by Creditors for Impairment of a Loan, certain loans with loan loss reserve allocations under FAS 5, Accounting for Contingencies, and certain additional loans or additional portions of loans deemed by the Corporation to have differences between contractual and expected cash flows, irrespective of NSD’s reserve allocations to such loans. The Corporation reduced loans by $7.4 million as a result of implementing SOP 03-3.

     The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive merger agreement has been reached.

SUBSEQUENT EVENTS

     On April 25, 2005, the Corporation announced that it had signed a definitive merger agreement to acquire North East Bancorp, Inc. (North East) (Pink Sheets: NEBI), a $69.0 million bank holding company headquartered in North East, Pennsylvania, in a stock transaction valued at approximately $15.5 million. Under the terms of the merger agreement, shareholders of North East will receive $107.00 of the Corporation’s common stock for each share of North East common stock. This transaction is scheduled to close during the fourth quarter of 2005, pending regulatory and North East shareholder approval.

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

STOCK-BASED COMPENSATION

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

     In accordance with FAS 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with the significant weighted average assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share data):

	2005	2004
Three Months Ended March 31
Net income	$14,910	$16,222
Stock-based employee compensation cost included in net income, net of tax	334	317
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(510)	(576)

Pro forma net income	$14,734	$15,963

Basic Earnings per Common Share:
As reported	$.28	$.35

Pro forma	$.28	$.35

Diluted Earnings per Common Share:
As reported	$.28	$.34

Pro forma	$.27	$.34

Weighted Average Assumptions:
Risk-free interest rate	4.31%	4.79%
Dividend yield	2.89%	2.98%
Expected stock price volatility	0.21%	0.22%
Expected life (years)	5.00	5.00
Fair value of options granted	$4.57	$4.82

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

     During 2005 and 2004, the Corporation issued 100,921 and 107,285 restricted shares of common stock, respectively, with fair values of $2.0 million and $2.1 million, respectively, to key employees and directors of the Corporation under its 2001 Incentive Plan. Under this plan, shares awarded to management are earned, in part, if the Corporation meets or exceeds certain financial performance results when compared to peers. The awards are earned over three- to five-year periods. Under the provisions of APB Opinion 25, based on the performance-related criteria, compensation expense is recorded until the number of shares is fixed. The compensation expense recorded for restricted stock awards was $334,000 and $317,000 for the three months ended March 31, 2005 and 2004, respectively. The unamortized expense relating to all restricted stock awards, totaling $2.9 million at March 31, 2005, is reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. The Corporation has available up to 1,970,163 shares to issue under its 2001 Incentive Plan.

     The Corporation also has available up to 6,043,887 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. The options vest in equal installments over five year periods. The options are granted at a price equal to the fair market value at the date of the grant and are exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in accordance with APB Opinion 25. No shares were issued under these plans during 2005 or 2004.

DEBENTURES DUE TO A STATUTORY TRUST

     F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) to fund the acquisition of a bank that was later spun-off with the Corporation’s Florida operations. The proceeds from the sale of the capital securities were invested in junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by Statutory Trust are its sole assets. Distributions on the debentures issued by Statutory Trust are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The interest rate in effect at March 31, 2005 was 5.81%. The Corporation has entered into agreements that, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures qualify as tier 1 capital under the Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.

NEW ACCOUNTING STANDARDS

     The FASB revised FAS 123, Accounting for Stock-Based Compensation, in December 2004. FAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. FAS 123R requires an entity to recognize compensation expense based on an estimate of the number of awards expected to actually vest, exclusive of awards expected to be forfeited. The provisions of this statement will become effective January 1, 2006. The Corporation is still evaluating the methodology and impact of FAS 123R on its financial condition and results of operations. For purposes of historical comparison of the compensation expense of options, see the Stock-Based Compensation footnote.

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

     The Corporation invests in low-income housing projects, primarily through F.N.B. Community Development Corporation, a subsidiary of FNBPA, for the purpose of providing a source of private sector financing for projects to promote economic development, create employment opportunities and contribute to the economic enhancement of the community. Investments principally consist of limited partnership interests in partnerships that own real estate projects. The Corporation accounts for these partnership investments under the equity method of accounting, with a carrying value of $9.4 million at March 31, 2005. The maximum exposure to loss would be limited to the initial capital investment in the limited partnerships. As a limited partner in these projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The Corporation has determined that it is not the primary beneficiary of these partnerships and does not consolidate them. In addition, the Corporation determined that it is not the primary beneficiary of F.N.B. Statutory Trust I and does not consolidate it.

     The American Institute of Certified Public Accountants issued SOP 03-3 in December 2003. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustments to the yield on loans over its remaining life. Decreases in expected cash flows, on the other hand, should be recognized as impairment through the allowance for loan losses. The impact of this pronouncement as it relates the the Corporation’s acquisition of NSD is further discussed in the Mergers and Acquisitions footnote.

SECURITIES

     Following is a summary of the fair value of securities available for sale (in thousands):

	March 31,	December 31,
	2005	2004
U.S. Treasury and other U.S. government agencies and corporations	$188,614	$169,471
Mortgage-backed securities of U.S. government agencies	375,732	306,621
States of the U.S. and political subdivisions	5,885	1,180
Other debt securities	20,568	16,036

Total debt securities	590,799	493,308
Equity securities	60,587	62,390
	$651,386	$555,698

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	March 31,	December 31,
	2005	2004
U.S. Treasury and other U.S. government agencies and corporations	$2,621	$2,926
Mortgage-backed securities of U.S. government agencies	539,359	514,593
States of the U.S. and political subdivisions	113,905	82,502
Other debt securities	20,880	21,281

	$676,765	$621,302

     During 2004, the Corporation transferred $519.4 million of securities from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the average life of the securities transferred. At March 31, 2005, $3.0 million remained in other comprehensive income. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.

     Securities are periodically reviewed for impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for recovery in market value. Any impairment loss is recognized when appropriate in accordance with Staff Accounting Bulletin (SAB) 59, FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance.

     In November 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1, The Meaning of Other-than-Temporary Impairments, and issued revised guidance in March 2004. The recognition and measurement requirements of EITF 03-1 were effective for periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached.

     The Corporation does not believe the unrealized losses on securities, individually or in the aggregate, as of March 31, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily the result of changes in interest rates and will not prohibit the Corporation from receiving its contractual principal and interest payments. The Corporation has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

     Following are summaries of the age of unrealized losses and associated fair value (in thousands):

Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$187,077	$(4,153)	—	—	$187,077	$(4,153)
Mortgage-backed securities of U.S. government agencies	348,219	(6,229)	—	—	348,219	(6,229)
States of the U.S. and political subdivisions	5,141	(103)			5,141	(103)
Other debt securities	2,962	(35)			2,962	(35)
Equity securities	8,479	(1,411)	—	—	8,479	(1,411)

	$551,878	$(11,931)	—	—	$551,878	$(11,931)

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$99,782	$(892)	—	—	$99,782	$(892)
Mortgage-backed securities of U.S. government agencies	163,352	(1,134)	—	—	163,352	(1,134)
Equity securities	9,721	(136)	—	—	9,721	(136)

	$272,855	$(2,162)	—	—	$272,855	$(2,162)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$2,073	$(39)	—	—	$2,073	$(39)
Mortgage-backed securities of U.S. government agencies	528,294	(8,909)	—	—	528,294	(8,909)
States of the U.S. and political Subdivisions	89,191	(1,399)	—	—	89,191	(1,399)
Other debt securities	12,482	(384)	—	—	12,482	(384)

	$632,040	$(10,731)	—	—	$632,040	$(10,731)

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$1,603	$(15)	—	—	$1,603	$(15)
Mortgage-backed securities of U.S. government agencies	196,056	(1,213)	—	—	196,056	(1,213)
States of the U.S. and political Subdivisions	34,538	(378)	—	—	34,538	(378)
Other debt securities	12,794	(219)	—	—	12,794	(219)

	$244,991	$(1,825)	—	—	$244,991	$(1,825)

BORROWINGS

     Following is a summary of short-term borrowings (in thousands):

	March 31,	December 31,
	2005	2004
Securities sold under repurchase agreements	$178,997	$160,847
Federal funds purchased	110,865	65,865
Federal Home Loan Bank advances	39,000	16,000
Subordinated notes	145,866	151,860
Other short-term borrowings	240	534

	$474,968	$395,106

     Following is a summary of long-term debt (in thousands):

	March 31,	December 31,
	2005	2004
Federal Home Loan Bank advances	$535,229	$476,637
Debentures due to Statutory Trust	128,866	128,866
Subordinated notes	30,892	30,412
Other long-term debt	2,437	294

	$697,424	$636,209

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $2.0 billion, of which $574.2 million was used as of March 31, 2005. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012.

COMMITMENTS AND CREDIT RISK

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

     Following is a summary of off-balance sheet credit risk information (in thousands):

	March 31,	December 31,
	2005	2004
Commitments to extend credit	$650,123	$594,791
Standby letters of credit	64,219	62,454

     At March 31, 2005, funding of approximately 84% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

EARNINGS PER SHARE

     Basic earnings per common share is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding.

     Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, assuming the exercise of stock options. Such adjustments to net income and the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	2005	2004
Three Months Ended March 31
Net income	$14,910	$16,222

Average common shares outstanding (basic)	53,041,581	46,173,243
Net effect of dilutive stock options based on the treasury stock method using the average market price	767,151	894,360

Average common shares outstanding (diluted)	53,808,732	47,067,603

Basic earnings per share	$.28	$.35

Diluted earnings per share	$.28	$.34

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	2005	2004
Three Months Ended March 31
Service cost	$1,241	$955
Interest cost	1,643	1,560
Expected return on plan assets	(1,832)	(1,671)
Net amortization	305	223

Net periodic pension cost	$1,357	$1,067

     Net periodic postretirement benefit cost includes the following components (in thousands):

	2005	2004
Three Months Ended March 31
Service cost	$106	$82
Interest cost	78	99
Net amortization	17	34

Net periodic postretirement benefit cost	$201	$215

     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee contributes. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation’s contribution expense was $362,000 and $313,000 for the three months ended March 31, 2005 and 2004, respectively.

CASH FLOW INFORMATION

     Following is a summary of supplemental cash flow information (in thousands):

	2005	2004
Three Months Ended March 31
Interest paid on deposits and other borrowings	$26,195	$25,837
Income taxes paid	4,043	—
Transfers of loans to other real estate owned	1,113	939
Spin-off of Florida operations	—	365,115
Summary of business acquisition:
Fair value of tangible assets acquired	$478,466	—
Fair value of core deposit intangible acquired	8,888	—
Fair value of liabilities assumed	(473,872)	—
Stock issued for the purchase of acquired company’s common stock	(127,516)	—
Cash received in the acquisition	8,799	—

Goodwill recognized	$105,235	—

COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, are as follows (in thousands):

	2005	2004
Three Months Ended March 31
Net income	$14,910	$16,222
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	(7,505)	6,995
Less: reclassification adjustment for gains included in net income	(395)	(289)
Unrealized gains on swaps	628	—
Minimum benefit plan liability adjustment	—	168

Other comprehensive (loss) income	(7,272)	6,874

Comprehensive income	$7,638	$23,096

     The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

	2005	2004
March 31
Unrealized (losses) gains on securities	$(1,960)	$15,998
Unrealized gains on swap	628	—
Minimum pension liability adjustment	(975)	(770)

Accumulated other comprehensive (deficit) income	$(2,307)	$15,228

BUSINESS SEGMENTS

     The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance. The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities. The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer. The Consumer Finance segment is primarily involved in making installment loans to individuals with approximately 11% of its volume being derived from the purchase of installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices. The other segment includes the parent company, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts. The following tables provide financial information for these segments of the Corporation (in thousands).

		Wealth
	Community	Manage-
	Banking	ment	Insurance	Consumer Finance	Other	Consolidated
At or for the Three Months Ended March 31, 2005
Interest income	$61,880	$19	$8	$7,733	$(240)	$69,400
Interest expense	20,390	2	—	1,436	1,662	23,490
Provision for loan losses	709	—	—	1,622	—	2,331
Non-interest income	11,852	3,523	2,651	501	(111)	18,416
Non-interest expense	30,797	2,394	2,002	3,713	573	39,478
Intangible amortization	749	—	111	—	—	860
Income tax expense (benefit)	6,471	421	237	517	(898)	6,747
Net income (loss)	14,617	725	311	946	(1,688)	14,910
Total assets	5408,006	7,355	16,485	147,242	30,298	5,609,386
Total intangibles	202,628	—	11,900	1,809	—	216,337

		Wealth
	Community	Manage-
	Banking	ment	Insurance	Consumer Finance	Other	Consolidated
At or for the Three Months Ended March 31, 2004
Interest income	$55,273	$2	$5	$7,085	$(389)	$61,976
Interest expense	17,016	3	—	1,196	1,556	19,771
Provision for loan losses	3,000	—	—	1,622	—	4,622
Non-interest income	15,677	3,401	1,327	431	(67)	20,769
Non-interest expense	26,896	2,458	1,028	3,200	510	34,092
Intangible amortization	492	1	26	—	—	519
Income tax expense (benefit)	7,522	352	122	574	(1,051)	7,519
Net income (loss)	16,024	589	156	924	(1,471)	16,222
Total assets	4,482,297	5,011	6,898	141,744	(514)	4,635,436
Total intangibles	24,332	—	2,799	1,809	—	28,940

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of March 31, 2005, and the related condensed consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of F.N.B. Corporation’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of F.N.B. Corporation as of December 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

May 5, 2005

PART I.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management’s discussion and analysis represents an overview of the results of operations and financial condition of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto.

IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Certain statements in this quarterly report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

CRITICAL ACCOUNTING POLICIES

     The Corporation’s significant accounting policies as described in the Notes to Consolidated Financial Statements under Summary of Significant Accounting Policies in the Corporation’s 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain unchanged.

OVERVIEW

     F.N.B. Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation is a leading provider of Community Banking, Wealth Management, Insurance and Consumer Finance services through its affiliates: First National Bank of Pennsylvania, First National Trust Company, First National Investment Services Company, F.N.B. Investment Advisors, Inc., First National Insurance Agency, Inc and Regency Finance Company. As of March 31, 2005, the Corporation had 142 full service banking offices in Pennsylvania and Ohio and 55 consumer finance offices in Pennsylvania, Ohio and Tennessee.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Net income for the three months ended March 31, 2005 was $14.9 million or $0.28 per diluted share, compared to net income for the same period of 2004 of $16.2 million or $0.34 per diluted share. Net income for the three months ended March 31, 2005 included $485,000 of after-tax merger related expenses due to the acquisition of NSD, while the net income for the same period of 2004 included a gain on the sale of branches totaling $2.7 million after-tax and $368,000 after-tax relating to equity income and data processing fees from Sun Bancorp, Inc., which was acquired by Omega Financial Corporation in 2004. On February 18, 2005, October 8, 2004 and July 30, 2004, the Corporation completed its acquisitions of NSD, Slippery Rock Financial Corporation (Slippery Rock) and Morrell, Butz and Junker, Inc.(MBJ), respectively. The operations of these entities have been included in the Corporation’s operations from the date of each acquisition. The return on average equity was 15.76%, while return on average assets was 1.15% for the quarter ended March 31, 2005, compared to 26.74% and 1.41% for the same period in 2004, respectively.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Three Months Ended March 31
	2005			2004
					Interest
	Average	Interest Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:

Interest bearing deposits with banks	$1,484	$11	3.01%	$661	$2	1.22%
Federal funds sold	—	—	—	86	—	0.89
Taxable investment securities (1)	1,121,580	12,292	4.44	916,331	9,725	4.27
Non-taxable investment securities (2)	121,800	1,514	5.04	70,290	965	5.52
Loans (2) (3)	3,504,247	56,363	6.52	3,262,547	51,882	6.40

Total interest earning assets (2)	4,749,111	70,180	5.97	4,249,915	62,574	5.91

Cash and due from banks	105,284			97,223
Allowance for loan losses	(52,655)			(47,190)
Premises and equipment	80,367			78,719
Other assets	377,645			252,377

	$5,259,752			$4,631,044

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$956,491	2,172	0.92	$775,107	1,201	0.62
Savings	677,369	1,296	0.78	698,544	1,058	0.61
Other time	1,451,460	10,844	3.03	1,306,219	10,168	3.13
Repurchase agreements	174,379	774	1.80	117,081	243	0.83
Other short-term borrowings	246,771	2,043	3.36	265,481	868	1.32
Long-term debt	662,583	6,361	3.89	586,386	6,233	4.28

Total interest bearing liabilities	4,169,053	23,490	2.28	3,748,818	19,771	2.12

Non-interest bearing demand	628,236			569,571
Other liabilities	78,780			68,917

	4,875,069			4,387,306

Stockholders’ equity	383,683			243,738

	$5,259,752			$4,631,044

Excess of interest earning assets over interest bearing liabilities	$580,058			$501,097

Net interest income		$46,690			$42,803

Net interest spread			3.69%			3.79%

Net interest margin (2)			3.96%			4.04%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis using the federal statutory tax rate of 35%. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). For the first quarter of 2005, net interest income, which comprised 71.4% of total revenue (net interest income plus non-interest income) compared to 67.0% for the same period of 2004, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.

     Net interest income, on a fully taxable equivalent basis, was $46.7 million for the three months ended March 31, 2005 and $42.8 million for the three months ended March 31, 2004. While the Corporation’s net interest margin decreased from March 31, 2004 by 8 basis points, to 3.96% at March 31, 2005, average earning assets increased $499.2 million or 11.7% for the same period. The Corporation’s net interest margin was impacted by a flattening of the yield curve throughout most of 2004 and the first quarter of 2005. As such, the Corporation experienced less opportunity to earn higher rates on earning assets as compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income is attributed to changes in earning assets, interest bearing liabilities yields and cost of funds in the preceding table.

     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$4	$5	$9
Securities	2,819	297	3,116
Loans	3,576	905	4,481

Total interest income change	6,399	1,207	7,606

Interest Expense
Deposits:
Interest bearing demand	317	654	971
Savings	(34)	272	238
Other time	1,026	(350)	676
Repurchase agreements	157	374	531
Other short-term borrowings	(72)	1,160	1,088
Long-term debt	730	(515)	215

Total interest expense change	2,124	1,595	3,719

Net Interest Income Increase (Decrease)	$4,275	$(388)	$3,887

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

     Interest income of $70.2 million, on a fully taxable equivalent basis, for the first quarter of 2005 increased by $7.6 million or 12.2% from the same period of 2004. This increase was primarily caused by an improvement in yield on earning assets of 6 basis points to 5.97% for the quarter ended March 31, 2005. In addition, average earning assets of $4.7 billion for the first quarter of 2005 grew $499.2 million or 11.7% from the first quarter of 2004 driven by an increase of $256.8 million in investment securities and an increase of $241.7 million in loans. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD.

     Interest expense of $23.5 million for the first quarter of 2005 increased by $3.7 million or 18.8% from the same period in 2004. This variance was partially attributable to an increase of 16 basis points in the Corporation’s cost of funds to 2.28% for the quarter ended March 31, 2005. Additionally, interest bearing liabilities increased $420.1 million or 11.3% to average $4.2 billion for the first quarter of 2005. This growth was primarily attributable to a combined increase of $217.5 million or 13.7% in the core deposit categories of interest bearing demand deposit and savings and customer repurchase agreements, and an increase in time deposits of $145.2 million or 11.1%. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD. In addition, average long-term debt of $662.4 million for the first quarter of 2005 increased $76.1 million or 13.0% from the first quarter of 2004 while average short-term borrowings of $246.8 million for the first quarter of 2005 decreased $18.7 million or 7.0%. This trend was the result of the acquisitions in 2004 and the first quarter of 2005 as well as the Corporation’s strategy to lengthen funding and lock in borrowings at a time of historically low interest rates.

Provision for Loan Losses

     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and net recoveries for the period.

     The provision for loan losses of $2.3 million for the first quarter of 2005 decreased $2.3 or 49.6% from the same period of 2004 primarily due to improved credit quality and a shift in mix of the Corporation’s loan portfolio. In addition, improving trends in the consumer loan portfolio, specifically the indirect installment portfolio, continue to produce lower levels of expected losses. More specifically, for the first quarter of 2005 net charge-offs totaled $3.7 million or .43% (annualized) as a percentage of average loans compared to $4.5 million or .56% (annualized) as a percentage of average loans for the first quarter of 2004. The ratio of non-performing loans to total loans was .88% at March 31, 2005 compared to .92% at March 31, 2004, while the ratio of non-performing assets to total assets was .69% and .72% for these same periods, respectively. With respect to loan mix, the Corporation’s combined mix of commercial loans, direct installment loans and consumer lines of credit accounted for 72.9% of total loans at March 31, 2005 compared to 71.4% at March 31, 2004.

Non-Interest Income

     Total non-interest income of $18.4 million for the first quarter of 2005 decreased $2.4 million or 11.3% from the first quarter of 2004. The first quarter of 2004 included a gain of $4.1 million relating to the sale of branches as well as $567,000 in income from Sun Bancorp, Inc. The Corporation held an equity investment in Sun Bancorp until it was acquired by Omega Financial Corporation in October 2004. The Corporation also had a contract to provide data processing services to Sun Bancorp, which was terminated upon their acquisition by Omega Financial Corporation. The Sun Bancorp-related income ceased in the fourth quarter of 2004.

     Service charges on loans and deposits of $9.1 million for the first quarter of 2005 increased $1.0 million or 12.4% from the first quarter of 2004 primarily as a result of the acquisitions of Slippery Rock and NSD.

     Insurance commissions and fees of $3.8 million for the first quarter of 2005 increased $1.4 million or 56.7% from the same period last year primarily as the Corporation expanded its presence in this desirable line of business through the acquisition of MBJ in July of 2004.

     Securities commissions of $1.4 million for the first quarter of 2005 increased $63,000 or 4.7% from the same period of 2004 as the Corporation successfully pursued sales of those products through its branch network and through cross-selling efforts. The successful execution of this strategy resulted in enhanced value to the Corporation’s customers while providing the Corporation with growth in desirable fee income.

     Trust fees of $1.9 million for the first quarter of 2005 remained constant as the Corporation undertook efforts to exit low profitability accounts during 2004. This trend was more than offset by the Corporation’s efforts to streamline operations and improve productivity, as reflected by the 23.1% increase in net income for the Wealth Management business segment, which includes securities commissions and trust fees. See the Business Segments section of this report for additional information.

     Other income of $500,000 for the first quarter of 2005 decreased $890,000 or 64.0% from the first quarter of 2004. Income from Sun Bancorp included in the first quarter of 2004 accounted for $567,000 of this decrease while the remainder was primarily attributable to gains on the sales of fixed assets and repossessed assets.

Non-Interest Expense

     Total non-interest expense of $40.3 million for the first quarter of 2005 increased $5.7 million or 16.5% from the first quarter of 2004. The first quarter of 2005 included $746,000 in merger expenses associated with the closing of the NSD acquisition. The remaining increase was primarily attributable to additional operating expenses resulting from the acquisitions in 2004 and the first quarter of 2005.

     Salaries and employee benefits of $21.2 million for the first quarter of 2005 increased $2.9 million or 35.5% from the same period of 2004. This increase was principally the result of the cost associated with the employees retained from the acquisitions in 2004 and the first quarter of 2005, combined with normal compensation and benefit expense increases.

     Combined net occupancy and equipment expense of $6.5 million for the three months ended March 31, 2005, increased $785,000 or 13.7% from the combined level for the same period of 2004. The 2005 results include additional costs associated with the acquisitions in 2004 and the first quarter of 2005.

     Amortization of intangibles expense of $860,000 for the first quarter of 2005 increased $341,000 or 65.7% from the first quarter of 2004. This increase was attributable to customer list intangibles related to the acquisition of MBJ and core deposit intangibles related to the acquisitions of Slippery Rock and NSD.

     Other non-interest expenses of $11.8 million for the first quarter of 2005 increased $1.7 million or 16.5% from the first quarter of 2004. The first quarter of 2005 included $540,000 in merger expenses related to the NSD acquisition. The remaining increase was primarily the result of higher expenses due to the acquisitions in 2004 and the first quarter of 2005.

Income Taxes

     The Corporation’s income tax expense of $6.7 million for the three months ended March 31, 2005 was at an effective tax rate of 31.2% while the income tax expense for the three months ended March 31, 2004 was at an effective tax rate of 31.7%. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax benefits resulting from tax exempt instruments and excludable dividend income.

LIQUIDITY

     The Corporation’s goal in liquidity management is to meet the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation with cost-effective funding. Liquidity is centrally managed on a daily basis by treasury personnel. In addition, the Corporate Asset/Liability Committee (ALCO), which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. The Board of Directors has established an Asset/Liability Management Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and appropriate levels of liquidity. The policy designates the ALCO as the body responsible for meeting these objectives.

     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Proceeds from the sale of mortgage loans totaled $20.8 million for the three months ended March 31, 2005 compared to $27.0 million for the three months ended March 31, 2004.

     Liquidity sources from liabilities are generated primarily through deposits. As of March 31, 2005, deposits comprised 75.9% of total liabilities. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of March 31, 2005, total availability from these sources was $2.0 billion, or 35.0% of total assets while outstanding advances were $574.2 million, or 10.2% of total assets.

     The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of March 31, 2005. In addition, the Corporation issues subordinated debt on a regular basis.

     The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During the three months ended March 31, 2005, the Corporation purchased 193,300 treasury shares totaling $3.8 million and received $5.4 million upon re-issuance of 257,723 shares. For the same period of 2004, the Corporation purchased 442,844 treasury shares totaling $9.0 million and received $8.8 million as a result of re-issuance of 413,202 shares.

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

     The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 1.02 and .91 for the current period of 2005 and 2004, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months.

     Following is the gap analysis for the current period (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$854,090	$169,746	$226,692	$402,131	$1,652,659
Investments	14,138	33,108	39,229	68,817	155,292

	868,228	202,854	265,921	470,948	1,807,951

Interest Bearing Liabilities (IBL)
Non-maturity deposits	501,514	—	—	—	501,514
Time deposits	80,966	177,409	209,337	349,859	817,571
Borrowings	419,297	20,359	30,446	(13,523)	456,579

	1,001,777	197,768	239,783	336,336	1,775,664

Period Gap	$(133,549)	$5,086	$26,138	$134,612	$32,287

Cumulative Gap	$(133,549)	$(128,463)	$(102,325)	$32,287

IEA/IBL (Cumulative)	.87	.89	.93	1.02

Cumulative Gap to IEA	(2.66)%	(2.56)%	(2.04)%	0.64%

     The one month repricing for borrowings includes $125.0 million for trust preferred debt which reprices quarterly. The 7-12 month repricing for borrowings includes an amount of $(125.0) million reflected a forward starting interest rate swap relating to the trust preferred debt.

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

     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

March 31	2005	2004
Net interest income change (12 months):
+ 100 basis points	0.0%	0.6%
- 100 basis points	(1.9)%	(3.8)%

Economic value of equity:
+ 100 basis points	(3.4)%	(1.9)%
- 100 basis points	(3.3)%	(3.5)%

     The Corporation’s ALCO is responsible for the identification and management of interest rate risk exposure. As such, the Corporation continuously evaluates strategies to minimize its exposure to interest rate fluctuations. In order to help mitigate the effect of rising interest rates, the ALCO has transacted strategies during 2005 including limiting the length of terms of securities acquired, promoting long-term certificates of deposit, locking long-term wholesale funds through the FHLB and selling fixed-rate mortgages. In addition, during February 2005, the Corporation entered into an interest rate swap whereby it will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap will be January 3, 2006 (for additional information, refer to the Interest Rate Swap footnote).

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

DEPOSITS AND REPURCHASE AGREEMENTS

     Following is a summary of deposits (in thousands):

	March 31,	December 31,
	2005	2004
Non-interest bearing	$667,064	$663,278
Savings and NOW	1,702,599	1,539,547
Certificates of deposit and other time deposits	1,545,660	1,395,262

Total deposits	3,915,323	3,598,087
Securities sold under repurchase agreements	178,997	160,847

Total deposits and repurchase agreements	$4,094,320	$3,758,934

     Total deposits and repurchase agreements increased by $335.4 million or 8.9% to $4.1 billion at March 31, 2005 compared to December 31, 2004, primarily as a result of the acquisition of NSD. In addition, the Corporation successfully deepened customer relationships through the introduction of its LifeStyle 50 checking product, aimed at senior citizens. This resulted in a shift of approximately $60.0 million from non-interest bearing demand to NOW accounts during the first quarter of 2005.

LOANS

     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.

     Following is a summary of loans, net of unearned income (in thousands):

	March 31,	December 31,
	2005	2004
Commercial	$1,552,253	$1,440,674
Direct installment	879,938	820,886
Consumer lines of credit	255,520	251,037
Residential mortgages	500,446	479,769
Indirect installment	489,026	389,754
Lease financing	4,156	2,926
Other	4,594	4,415

	$3,685,933	$3,389,461

     The above loan totals include unearned income of $28.1 million and $30.6 million at March 31, 2005 and December 31, 2004, respectively.

     Total loans increased by $296.5 million or 8.7% to $3.7 billion at March 31, 2005. The Corporation focused on growing the more desirable segments of the loan portfolio as commercial, direct installment and consumer lines of credit combined increased by $175.1 million or 7.0% as a result of the acquisition of NSD. Indirect installment and lease financing also increased a combined $100.5 million or 25.6% as a result of the acquisition of NSD.

NON-PERFORMING ASSETS

     Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

     It is the Corporation’s policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days or more depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid.

     Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

     Following is a summary of non-performing assets (in thousands):

	March 31,	December 31,
	2005	2004
Non-accrual loans	$26,845	$27,029
Restructured loans	5,689	4,993

Total non-performing loans	32,534	32,022
Other real estate owned	6,240	6,200

Total non-performing assets	$38,774	$38,222

Asset quality ratios:
Non-performing loans as a percent of total loans	0.88%	0.94%
Non-performing assets as a percent of total assets	0.69%	0.76%

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation requires material estimates that may change over time.

     The components of the allowance for loan losses represent estimates based upon FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. FAS 5 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under FAS 114. FAS 114 is applied to commercial loans that are considered impaired.

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

     In estimating loan loss contingencies, management applies historical loan loss rates and also considers how the loss rates may be impacted by changes in current economic conditions, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Homogeneous loan pools are evaluated using similar criteria that are based upon historical loss rates of various loan types. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary. This determination inherently involves a degree of uncertainty and considers current risk factors that may not have occurred in the Corporation’s historical loan loss experience.

     Following is an analysis of changes in the allowance for loan losses (in thousands):

Three Months Ended March 31	2005	2004
Balance at beginning of year	$50,467	$46,139
Addition from acquisitions	3,622	—
Charge-offs	(4,496)	(5,081)
Recoveries	774	547

Net charge-offs	(3,722)	(4,534)
Provision for loan losses	2,331	4,622

Balance at end of year	$52,698	$46,227

Allowance for loan losses to:
Total loans, net of unearned income	1.43%	1.43%
Non-performing loans	161.98%	154.90%

     The allowance for loan losses increased $6.5 million from March 31, 2004 to March 31, 2005 representing an increase of 14.0%. The increase in the allowance for loan losses is attributed to the acquisitions of Slippery Rock and NSD. The Slippery Rock acquisition brought with it $189.2 million in loans and associated allowance for loan losses of $4.4 million, which represented 2.3% of Slippery Rock’s loans. The NSD acquisition brought with it $308.9 million in loans and associated allowance for loan losses of $3.6 million, which represented 1.2% of NSD’s loans.

     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off in the first quarter of 2005 decreased $743,000 to $4.3 million. Net charge-offs (annualized) as a percent of average loans decreased to .43% for the first quarter of 2005 compared to .56% for the same period of 2004 reflecting improved performance.

     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations, which influence the level of reserves. Commercial and commercial real estate loans are influenced by economic conditions within certain sectors of the economy, such as health care, manufacturing and the commercial office and commercial retail sub markets that are pressured by supply imbalances within certain market areas of the Corporation. Pressures on the Corporation’s healthcare customers include skilled labor shortages, rising liability costs and the risk to Medicaid payments as states balance tight budgets. The 2004 year also saw an increase in interest rates, a trend that is projected to continue through 2005. Rising rates directly affect borrowers tied to floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. The Corporation also considers how rising interest rates influence consumer loan customers who now carry historically high debt loads. Consideration is also given to delays in bankruptcy reform legislation, which continue to put pressure on the consumer loan portfolios. Consumer credit risk and loss exposures are evaluated using loss histories of the FAS 5 pools and roll rate analysis to estimate credit quality migration and expected losses within the homogeneous loan pools.

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

     Quantitative measures established by regulators to ensure capital adequacy requires the Corporation and FNBPA to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Management believes, as of March 31, 2005, that the Corporation and FNBPA meet all capital adequacy requirements to which either of them is subject.

     As of March 31, 2005, the Corporation and FNBPA satisfy the requirements to be considered “well- capitalized” under the regulatory framework for prompt corrective action.

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

     Following are the capital ratios as of March 31, 2005 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$421,088	11.3%	$374,241	10.0%	$299,393	8.0%
FNBPA	383,708	10.6%	360,520	10.0%	288,416	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	364,633	9.7%	224,544	6.0%	149,696	4.0%
FNBPA	338,554	9.4%	216,312	6.0%	144,208	4.0%

Leverage Ratio:
F.N.B. Corporation	364,633	7.2%	252,169	5.0%	201,735	4.0%
FNBPA	338554	7.0%	243,073	5.0%	194,458	4.0%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information called for by this item is provided under the caption Interest Rate Sensitivity in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the Corporation’s disclosure controls and procedures (as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

     LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Corporation’s management, including the CEO and CFO, does not expect that the Corporation’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.

     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2005, as required by paragraph (d) of Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The following table provides information about purchases of equity securities by the Corporation:

	Issuer Purchases of Equity Securities (1)
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
	Total Number of	Average Price Paid	Announced Plans or	the Plans or
Period	Shares Purchased	per Share	Programs	Programs
January 1 – 31, 2005	31,900	$19.70	N/A	N/A
February 1 – 28, 2005	46,400	19.53	N/A	N/A
March 1 – 31, 2005	115,000	19.24	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation’s discretion.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

ITEM 5. OTHER INFORMATION

     NONE

ITEM 6. EXHIBITS

15	Letter Re: Unaudited Interim Financial Information

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation
(Registrant)

Dated: May 5, 2005	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 5, 2005	/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer (Principal Financial Officer)