Form 10-K/A
period 2004-12-31
FNB CORP/FL/
filed 2005-07-27
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	001-31940

F.N.B. CORPORATION

(Exact name of registrant as specified in its charter)

FLORIDA	25-1255406

State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

One. F.N.B. Boulevard, Hermitage, PA	16148

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 981-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                    ☒ Yes     ☐ No

     Indicate by check mark it disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).          ☒ Yes     ☐ No

     The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2004, determined using a per share closing price on that date of $20.40, as quoted on the New York Stock Exchanges, was $874,793,974.

     As of February 28, 2005, the registrant had outstanding 56,279,368 shares of common stock.

EXPLANATORY NOTE

F.N.B. Corporation (the “Corporation”) is filing this report on Form 10-K/A as Amendment No. 1 to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2005 (the “Original Filing”), for the principal purpose of addressing comments from the staff of the SEC in connection with the staff’s review of a pending registration statement (the “Staff Comments”). In particular, the Staff Comments requested that we amend the Original Filing to: (1) include a computation of ratio of earnings to fixed charges as Exhibit 12 in accordance with Item 601(a) of Regulation S-K; and (2) include amended financial statement and internal control audit reports from our independent auditors that indicate the city and state where the audit reports were issued in accordance with paragraph 167(o) of PCAOB AS2. The Corporation has complied with the Staff Comments by filing this Form 10-K/A. This Amendment speaks as of the date of the Original Filing and has not been updated to reflect events occurring subsequent to that date.

PART II

Item 8.     Financial Statements and Supplementary Data
Management’s Report on Internal Control Over Financial Reporting
      F.N.B. Corporation (the Corporation) is responsible for the preparation and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K/A. The consolidated financial statements and notes included in this Annual Report on Form 10-K/A have been prepared in conformity with United States generally accepted accounting principles (GAAP).
      We, as management of the Corporation, are responsible for establishing and maintaining adequate internal control over financial reporting as such item is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Corporation’s internal control over financial reporting is a process designed under the supervision of our chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the company’s financial statements for external reporting purposes in accordance with GAAP.
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

/s/ Stephen J. Gurgovits Stephen J. Gurgovits President and Chief Executive Officer	/s/ Brian F. Lilly Brian F. Lilly Chief Financial Officer

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
Pittsburgh, PA
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
Pittsburgh, PA
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

     (b) Exhibits The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 4 and is incorporated by reference.

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

F.N.B. Corporation
	By	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
Dated: July 27, 2005		President and Chief Executive Officer

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

3.1.	Articles of Incorporation of the Corporation as currently in effect (incorporated by reference to Exhibit 4.1. of the Corporation’s Form 8-K filed on June 1, 2001).

3.2.	By-laws of the Corporation as currently in effect (incorporated by reference to Exhibit 4.2. of the Corporation’s Form 8-K filed on June 1, 2001).

4.	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to Exhibit 4.1. of the registrant’s Form 8-K filed on June 1, 2001. The By-laws are incorporated by reference to Exhibit 4.2. of the registrant’s Form 8-K filed on June 1, 2001. A designation statement defining the rights of F.N.B. Corporation Series A — Cumulative Convertible Preferred Stock is incorporated by reference to Form S-14, Registration Statement of F.N.B. Corporation, File No. 2-96404. A designation statement defining the rights of F.N.B. Corporation Series B — Cumulative Convertible Preferred Stock is incorporated by reference to Exhibit 4 of the registrant’s Form 10-Q for the quarter ended June 30, 1992. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

10.1.	Form of agreement regarding deferred payment of directors’ fees by First National Bank of Pennsylvania (incorporated by reference to Exhibit 10.1. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.2.	Form of agreement regarding deferred payment of directors’ fees by F.N.B. Corporation (incorporated by reference to Exhibit 10.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.3.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers (incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.4.	Employment Agreement between F.N.B. Corporation and Stephen J. Gurgovits (incorporated by reference to Exhibit 10.5. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992 (incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.6.	F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996 (incorporated by reference to Exhibit 10.10. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.7.	F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994 (incorporated by reference to Exhibit 10.11. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.8.	F.N.B. Corporation Restricted Stock and Incentive Bonus Plan (incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.9.	F.N.B. Corporation 1996 Stock Option Plan (incorporated by reference to Exhibit 10.15. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).

10.10.	F.N.B. Corporation Director’s Compensation Plan (incorporated by reference to Exhibit 10.16. of the Corporation’s Form 10-Q for the quarter ended March 31, 1996).

10.11.	F.N.B. Corporation 1998 Director’s Stock Option Plan (incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.12.	F.N.B. Corporation 2001 Incentive Plan (incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001).

10.13.	Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen (incorporated by reference to Exhibit 10.17. of the Corporation’s Form 10-K for the year ended December 31, 2001).

12.	Ratio of earnings to fixed charge (filed herewith).

14.	Code of Ethics (incorporated by reference to Exhibit 99.3. of the Corporation’s Form 10-K for the year ended December 31, 2002).

21.	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Corporation’s Form 10-K for the year ended December 31, 2004).

23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (filed herewith).

31.1.	Certification of Chief Executive Officer under Sarbanes-Oxley Act Section 302 (filed herewith).

31.2.	Certification of Chief Financial Officer under Sarbanes-Oxley Act Section 302 (filed herewith).

32.1.	Certification of Chief Executive Officer under Sarbanes-Oxley Act Section 906 (filed herewith).

32.2.	Certification of Chief Financial Officer under Sarbanes-Oxley Act Section 906 (filed herewith).