Form 10-Q
period 2005-06-30
FNB CORP/FL/
filed 2005-08-09
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934). Yes ☑ No ☐
APPLICABLE ONLY TO CORPORATE ISSURERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common Stock, $0.01 Par Value	56,495,251 Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2005
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	June 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$123,690	$100,839
Interest bearing deposits with banks	1,489	2,921
Securities available for sale	669,860	555,698
Securities held to maturity (fair value of $665,223 and $620,827)	667,513	621,302
Mortgage loans held for sale	5,719	5,819
Loans, net of unearned income of $27,791 and $30,592	3,746,569	3,389,461
Allowance for loan losses	(50,197)	(50,467)

Net Loans	3,696,372	3,338,994
Premises and equipment, net	81,195	79,033
Goodwill	190,093	84,544
Bank-owned life insurance	121,184	112,300
Other assets	144,768	125,559

Total Assets	$5,701,883	$5,027,009

Liabilities
Deposits:
Non-interest bearing demand	$672,549	$663,278
Savings and NOW	1,683,657	1,539,547
Certificates and other time deposits	1,603,114	1,395,262

Total Deposits	3,959,320	3,598,087
Short-term borrowings	490,840	395,106
Long-term debt	727,456	636,209
Other liabilities	64,448	73,505

Total Liabilities	5,242,064	4,702,907

Stockholders’ Equity
Common stock — $0.01 par value
Authorized – 500,000,000 shares
Issued – 56,362,361 and 50,210,113 shares	564	502
Additional paid-in capital	428,891	295,404
Retained earnings	33,721	27,998
Accumulated other comprehensive income	529	4,965
Deferred stock compensation	(2,549)	(1,428)
Treasury stock – 68,954 and 151,994 shares at cost	(1,337)	(3,339)

Total Stockholders’ Equity	459,819	324,102

Total Liabilities and Stockholders’ Equity	$5,701,883	$5,027,009

     See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Interest Income
Loans, including fees	$59,827	$50,790	$115,892	$102,385
Securities:
Taxable	12,705	9,816	24,628	19,311
Nontaxable	1,038	616	1,915	1,186
Dividends	639	291	1,163	605
Other	4	3	15	5

Total Interest Income	74,213	61,516	143,613	123,492

Interest Expense
Deposits	15,923	12,578	30,235	25,005
Short-term borrowings	3,523	1,506	6,340	2,617
Long-term debt	6,889	5,964	13,250	12,197

Total Interest Expense	26,335	20,048	49,825	39,819

Net Interest Income	47,878	41,468	93,788	83,673
Provision for loan losses	2,686	3,620	5,017	8,242

Net Interest Income After Provision for Loan Losses	45,192	37,848	88,771	75,431

Non-Interest Income
Service charges	9,960	8,507	19,014	16,563
Insurance commissions and fees	3,127	2,498	6,896	4,904
Securities commissions and fees	1,095	1,191	2,499	2,532
Trust	1,756	1,676	3,661	3,549
Gain on sale of securities	564	522	1,171	967
Gain on sale of mortgage loans	295	815	609	1,082
Gain on sale of branches	—	—	—	4,135
Bank-owned life insurance	864	862	1,727	1,718
Other	669	1,309	1,169	2,699

Total Non-Interest Income	18,330	17,380	36,746	38,149

Non-Interest Expense
Salaries and employee benefits	19,735	17,040	40,918	35,294
Net occupancy	3,167	2,692	6,302	5,406
Equipment	3,209	3,268	6,591	6,286
Amortization of intangibles	951	519	1,811	1,038
Other	11,157	9,938	22,935	20,044

Total Non-Interest Expense	38,219	33,457	78,557	68,068

Income Before Income Taxes	25,303	21,771	46,960	45,512
Income taxes	7,762	6,706	14,509	14,225

Net Income	$17,541	$15,065	$32,451	$31,287

Net Income per Common Share
Basic	$.31	$.33	$.59	$.68
Diluted	.31	.32	.59	.66

Cash Dividends per Common Share	.23	.23	.46	.46
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumulated
					Other	Deferred
	Compre-		Additional		Comprehensive	Stock
	hensive	Common	Paid-In	Retained	(Deficit)	Compen-	Treasury
	Income	Stock	Capital	Earnings	Income	sation	Stock	Total
Balance at January 1, 2005		$502	$295,404	$27,998	$4,965	$(1,428)	$(3,339)	$324,102
Net income	$32,451			32,451				32,451
Change in other comprehensive Income	(4,436)				(4,436)			(4,436)

Comprehensive income	$28,015

Cash dividends declared:
Common stock $0.46 per share				(25,883)				(25,883)
Purchase of common stock							(6,453)	(6,453)
Issuance of common stock		62	133,487	(845)			8,455	141,159
Change in deferred stock Compensation						(1,121)		(1,121)

Balance at June 30, 2005		$564	$428,891	$33,721	$529	$(2,549)	$(1,337)	$459,819

Balance at January 1, 2004		$464	$586,009	$11,532	$10,251	$—	$(1,347)	$606,909
Net income	$31,287			31,287				31,287
Change in other comprehensive Income	(15,406)				(15,406)			(15,406)

Comprehensive income	$15,881

Cash dividends declared:
Common stock $0.46 per share				(21,254)				(21,254)
Purchase of common stock							(12,937)	(12,937)
Issuance of common stock			93	(2,224)			13,013	10,882
Change in deferred stock compensation						(1,858)		(1,858)
Spin-off of Florida operations			(363,218)		(1,897)			(365,115)

Balance at June 30, 2004		$464	$222,884	$19,341	$(7,052)	$(1,858)	$(1,271)	$232,508

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended
	June 30,
	2005	2004
Operating Activities
Net income	$32,451	$31,287
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	7,164	5,997
Provision for loan losses	5,017	8,242
Deferred taxes	1,568	9,962
Gain on sale of securities	(1,171)	(967)
Gain on sale of loans	(609)	(1,082)
Proceeds from sale of loans	41,625	54,205
Loans originated for sale	(40,917)	(55,581)
Net change in:
Interest receivable	1,065	(955)
Interest payable	(7,739)	(5,325)
Other, net	(12,900)	(1,831)

Net cash flows from operating activities	25,554	43,952

Investing Activities
Net change in:
Interest bearing deposits with banks	1,432	744
Loans	(57,665)	23,547
Securities available for sale:
Purchases	(142,539)	(399,748)
Sales	91,794	8,346
Maturities	60,811	144,435
Securities held to maturity:
Purchases	(79,217)	(24,167)
Maturities	56,664	2,380
Increase in premises and equipment	(2,962)	(859)
Net cash paid for mergers and acquisitions	8,799	—

Net cash flows from investing activities	(62,883)	(245,322)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	(74,877)	(87,279)
Time deposits	57,701	5,561
Short-term borrowings	72,735	184,969
Increase in long-term debt	41,954	124,834
Decrease in long-term debt	(16,509)	(9,397)
Purchase of common stock	(6,453)	(12,936)
Issuance of common stock	11,512	10,883
Cash dividends paid	(25,883)	(21,254)

Net cash flows from financing activities	60,180	195,381

Net (Decrease) Increase in Cash and Cash Equivalents	22,851	(5,989)
Cash and cash equivalents at beginning of period	100,839	105,160

Cash and Cash Equivalents at End of Period	$123,690	$99,171

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005
BUSINESS
     F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC and Regency Finance Company (Regency). The Corporation has full service banking offices located in Pennsylvania and Ohio and consumer finance operations in Pennsylvania, Ohio and Tennessee.
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
     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. In addition, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004, as contained in the Corporation’s 2004 Annual Report on Form 10-K. The Corporation’s results of operations for the six months ended June 30, 2005 are not necessarily indicative of the Corporation’s results of operations to be expected for the year ending December 31, 2005.
     The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
DISCONTINUED OPERATIONS
     On January 1, 2004, the Corporation completed the spin-off of its Florida operations into a separate, publicly traded company known as First National Bankshares of Florida, Inc. (Bankshares) and transferred all of its Florida operations to Bankshares. At the same time, the Corporation distributed all of the outstanding stock of Bankshares to the Corporation’s shareholders of record as of December 26, 2003. Shareholders eligible for the distribution received one share of Bankshares common stock for each outstanding share of the Corporation’s common stock they owned. Immediately following the distribution, the Corporation and its subsidiaries did not own any shares of Bankshares common stock and Bankshares became an independent public company. Concurrent with the spin-off of its Florida operations, the Corporation moved its executive offices from Naples, Florida to Hermitage, Pennsylvania on January 1, 2004. No income or loss was recorded from discontinued operations for 2004.

MERGERS AND ACQUISITIONS
     On April 25, 2005, the Corporation signed a definitive merger agreement to acquire North East Bancorp, Inc. (North East) (Pink Sheets: NEBI), a $69.0 million bank holding company headquartered in North East, Pennsylvania, in a stock transaction valued at approximately $15.5 million. Under the terms of the merger agreement, shareholders of North East will receive $107.00 of the Corporation’s common stock for each share of North East common stock. This transaction is scheduled to close during the fourth quarter of 2005, pending regulatory and North East shareholder approval.
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
     Under the scope of Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (refer to New Accounting Standards), the Corporation has determined that certain loans have differences between the contractual cash flows and the cash flows expected to be collected when such loans are acquired as a result of this transaction. The Corporation further expects that these cash flow differences are attributable, at least in part, to credit quality. Generally, loans qualifying under the scope of SOP 03-3 for this transaction were such loans with specific loan loss reserve allocations under Financial Accounting Standards Statement (FAS) 114, Accounting by Creditors for Impairment of a Loan, certain loans with loan loss reserve allocations under FAS 5, Accounting for Contingencies, and certain additional loans or additional portions of loans deemed by the Corporation to have differences between contractual and expected cash flows, irrespective of NSD’s reserve allocations to such loans. The Corporation reduced loans by $7.2 million as a result of implementing SOP 03-3.
     The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive merger agreement has been reached.
INTEREST RATE SWAP
     In February 2005, the Corporation entered into an interest rate swap, whereby it will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap will be January 3, 2006. The interest rate swap is designed to convert the variable interest rate to a fixed rate on $125.0 million of debentures. The swap is considered to be highly effective. Accordingly, any change in the swap’s fair value will be recorded in other comprehensive income, net of tax. The hedged transaction had no ineffectiveness during the six months ended June 30, 2005.
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

     In accordance with FAS 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with the significant weighted average assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$17,541	$15,065	$32,451	$31,287
Stock-based employee compensation cost included in net income, net of tax	190	47	524	364
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(332)	(287)	(832)	(863)

Pro forma net income	$17,399	$14,825	$32,143	$30,788

Basic Earnings per Common Share:
As reported	$.31	$.33	$.59	$.68

Pro forma	$.31	$.32	$.59	$.67

Diluted Earnings per Common Share:
As reported	$.31	$.32	$.59	$.66

Pro forma	$.31	$.32	$.58	$.65

Weighted Average Assumptions:
Risk-free interest rate	4.31%	4.79%	4.31%	4.79%
Dividend yield	2.89%	2.98%	2.89%	2.98%
Expected stock price volatility	.21%	.22%	.21%	.22%
Expected life (years)	5.00	5.00	5.00	5.00
Fair value of options granted	$4.57	$4.82	$4.57	$4.82
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
     During the six months ended June 30, 2005 and 2004, the Corporation issued 100,921 and 107,285 restricted shares of common stock, respectively, with fair values of $2.0 million and $2.1 million, respectively, to key employees and directors of the Corporation under its 2001 Incentive Plan. Under this plan, shares awarded to management are earned, in part, if the Corporation meets or exceeds certain financial performance results when compared to peers. The awards are earned over three- to five-year periods. Under the provisions of APB Opinion 25, based on the performance-related criteria, compensation expense is recorded until the number of shares is fixed. The compensation expense recorded for restricted stock awards was $524,000 and $364,000 for the six months ended June 30, 2005 and 2004, respectively. The unamortized expense relating to all restricted stock awards, totaling $2.5 million at June 30, 2005, is reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. The Corporation has available up to 1,978,059 shares to issue under its 2001 Incentive Plan.
     The Corporation also has available up to 6,043,890 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. The options vest in equal installments over five year periods. The options are granted at a price equal to the fair market value at the date of the grant and are exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in accordance with APB Opinion 25. No shares were issued under these plans during the six months ended June 30, 2005 or 2004.
DEBENTURES DUE TO A STATUTORY TRUST
     F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) to fund a bank acquisition. The proceeds from the sale of the capital securities were invested in junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by Statutory Trust are its sole assets. Distributions on the debentures issued by Statutory Trust are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The interest rate in effect at June 30, 2005 was 6.34%. The Corporation has entered into agreements that, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures qualify as tier 1 capital under the Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.
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
     The Corporation invests in low-income housing projects, primarily through F.N.B. Community Development Corporation, a subsidiary of FNBPA, for the purpose of providing a source of private sector financing for projects to promote economic development, create employment opportunities and contribute to the economic enhancement of the community. Investments principally consist of limited partnership interests in partnerships that own real estate projects. The Corporation accounts for these partnership investments under the equity method of accounting, with a carrying value of $9.6 million at June 30, 2005. The maximum exposure to loss would be limited to the initial capital investment in the limited partnerships. As a limited partner in these projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The Corporation has determined that it is not the primary beneficiary of these partnerships and does not consolidate them. In addition, the Corporation determined that it is not the primary beneficiary of F.N.B. Statutory Trust I and does not consolidate it.
     The American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, in December 2003. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the entity. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans. Additionally, SOP 03-3 requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) not be recognized as an adjustment of yield or valuation allowance, such as the allowance for loan losses. Subsequent to the initial investment, increases in expected cash flows generally should be recognized prospectively through adjustments to the yield on loans over its remaining life. Decreases in expected cash flows, on the other hand, should be recognized as impairment through the allowance for loan losses. The impact of this pronouncement as it relates to the Corporation’s acquisition of NSD is further discussed in the Mergers and Acquisitions footnote.
SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	June 30,	December 31,
	2005	2004
U.S. Treasury and other U.S. government agencies and corporations	$204,578	$169,471
Mortgage-backed securities of U.S. government agencies	372,441	306,621
States of the U.S. and political subdivisions	5,959	1,180
Other debt securities	20,812	16,036

Total debt securities	603,790	493,308
Equity securities	66,070	62,390
	$669,860	$555,698

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	June 30,	December 31,
	2005	2004
U.S. Treasury and other U.S. government agencies and corporations	$2,219	$2,926
Mortgage-backed securities of U.S. government agencies	525,745	514,593
States of the U.S. and political subdivisions	119,049	82,502
Other debt securities	20,500	21,281

	$667,513	$621,302

     During 2004, the Corporation transferred $519.4 million of securities from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the average life of the securities transferred. At June 30, 2005, $2.7 million remains in other comprehensive income. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.
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
     In November 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1, The Meaning of Other-than-Temporary Impairments, and issued revised guidance in March 2004. The recognition and measurement requirements of EITF 03-1 were effective for periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. In June 2005, the FASB directed its staff to draft FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. The Corporation does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations or liquidity.
     The Corporation does not believe the unrealized losses on securities, individually or in the aggregate, as of June 30, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily the result of changes in interest rates and will not prohibit the Corporation from receiving its contractual principal and interest payments. The Corporation has the ability and intent to hold these securities for a period necessary to recover the amortized cost.

     Following are summaries of the age of unrealized losses and associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2005
U.S. Treasury and other U.S. government agencies and corporations	$155,520	$(1,712)	$22,554	$(556)	$178,074	$(2,268)
Mortgage-backed securities of U.S. government agencies	234,099	(1,960)	49,437	(715)	283,536	(2,675)
States of the U.S. and political Subdivisions	3,983	(20)	—	—	3,983	(20)
Other debt securities	4,788	(31)	—	—	4,788	(31)
Equity securities	9,047	(1,060)	—	—	9,047	(1,060)

	$407,437	$(4,783)	$71,991	$(1,271)	$479,428	$(6,054)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$99,782	$(892)	—	—	$99,782	$(892)
Mortgage-backed securities of U.S. government agencies	163,352	(1,134)	—	—	163,352	(1,134)
Equity securities	9,721	(136)	—	—	9,721	(136)

	$272,855	$(2,162)	—	—	$272,855	$(2,162)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2005
U.S. Treasury and other U.S. government agencies and corporations	$790	$(8)	$895	$(17)	$1,685	$(25)
Mortgage-backed securities of U.S. government agencies	456,888	(2,618)	—	—	456,888	(2,618)
States of the U.S. and political Subdivisions	63,299	(423)	11,837	(181)	75,136	(604)
Other debt securities	12,465	(132)	318	(5)	12,783	(137)

	$533,442	$(3,181)	$13,050	$(203)	$546,492	$(3,384)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$1,603	$(15)	—	—	$1,603	$(15)
Mortgage-backed securities of U.S. government agencies	196,056	(1,213)	—	—	196,056	(1,213)
States of the U.S. and political Subdivisions	34,538	(378)	—	—	34,538	(378)
Other debt securities	12,794	(219)	—	—	12,794	(219)

	$244,991	$(1,825)	—	—	$244,991	$(1,825)

BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	June 30,	December 31,
	2005	2004
Securities sold under repurchase agreements	$172,427	$160,847
Federal funds purchased	125,865	65,865
Federal Home Loan Bank advances	54,000	16,000
Subordinated notes	138,301	151,860
Other short-term borrowings	247	534

	$490,840	$395,106

     Following is a summary of long-term debt (in thousands):

	June 30,	December 31,
	2005	2004
Federal Home Loan Bank advances	$565,218	$476,637
Debentures due to Statutory Trust	128,866	128,866
Subordinated notes	31,023	30,412
Other long-term debt	2,349	294

	$727,456	$636,209

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $2.0 billion, of which $619.2 million was used as of June 30, 2005. These advances are secured by loans collateralized by 1-4 family mortgages and the security portfolio and are scheduled to mature in various amounts periodically through the year 2012.
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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	June 30,	December 31,
	2005	2004
Commitments to extend credit	$658,698	$594,791
Standby letters of credit	61,434	62,454
     At June 30, 2005, funding of approximately 85% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$17,541	$15,065	$32,451	$31,287

Average common shares outstanding (basic)	56,275,414	46,265,852	54,667,431	46,219,548
Net effect of dilutive stock options based on the treasury stock method using the average market price	726,990	777,159	746,468	835,483

Average common shares outstanding (diluted)	57,002,404	47,043,011	55,413,899	47,055,031

Basic earnings per share	$.31	$.33	$.59	$.68

Diluted earnings per share	$.31	$.32	$.59	$.66

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$1,039	$955	$2,280	$1,910
Interest cost	1,627	1,560	3,270	3,120
Expected return on plan assets	(1,942)	(1,671)	(3,774)	(3,342)
Net amortization	260	223	565	446

Net periodic pension cost	$984	$1,067	$2,341	$2,134

     Net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Service cost	$80	$82	$186	$164
Interest cost	80	99	158	198
Net amortization	16	34	33	68

Net periodic postretirement benefit cost	$176	$215	$377	$430

     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee contributes. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation’s contribution expense was $722,000 and $621,000 for the six months ended June 30, 2005 and 2004, respectively.
CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Six Months Ended June 30	2005	2004
Interest paid on deposits and other borrowings	$52,986	$45,144
Income taxes paid	19,543	8,012
Transfers of loans to other real estate owned	2,037	1,886
Transfers of other real estate owned to loans	64	124
Spin-off of Florida operations	—	365,115

Summary of business acquisition:
Fair value of tangible assets acquired	$478,466	—
Fair value of core deposit intangible acquired	8,888	—
Fair value of liabilities assumed	(473,872)	—
Stock issued for the purchase of acquired company’s common stock	(127,516)	—
Cash received in the acquisition	8,799	—

Goodwill recognized	$105,235	—

COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$17,541	$15,065	$32,451	$31,287
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	4,174	(21,941)	(3,332)	(14,945)
Less: reclassification adjustment for gains included in net income	(367)	(339)	(761)	(629)
Unrealized gains on swaps	(971)	—	(343)	—
Minimum benefit plan liability adjustment	—	—	—	168

Other comprehensive (loss) income	2,836	(22,280)	(4,436)	(15,406)

Comprehensive income	$20,377	$(7,215)	$28,015	$15,881

     The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

June 30	2005	2004
Unrealized (losses) gains on securities	$1,847	$(6,282)
Unrealized gains on swap	(343)	—
Minimum pension liability adjustment	(975)	(770)

Accumulated other comprehensive (deficit) income	$529	$(7,052)

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

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated
At or for the Three Months
Ended June 30, 2005
Interest income	$66,869	$29	$15	$7,713	$(413)	$74,213
Interest expense	23,216	3	—	1,564	1,552	26,335
Provision for loan losses	909	—	—	1,777	—	2,686
Non-interest income	12,914	3,078	1,893	562	(117)	18,330
Non-interest expense	29,559	2,212	1,779	3,582	136	37,268
Intangible amortization	841	—	110	—	—	951
Income tax expense (benefit)	7,886	328	19	477	(948)	7,762
Net income (loss)	17,372	564	0	875	(1,270)	17,541
Total assets	5,481,098	7,140	17,370	146,882	49,393	5,701,883
Total intangibles	200,361	—	12,445	1,809	—	214,615

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated
At or for the Three Months
Ended June 30, 2004
Interest income	$54,249	$8	$7	$7,706	$(454)	$61,516
Interest expense	17,220	2	—	1,169	1,657	20,048
Provision for loan losses	2,010	—	—	1,610	—	3,620
Non-interest income	12,376	3,039	1,046	629	290	17,380
Non-interest expense	25,583	2,349	1,027	3,493	486	32,938
Intangible amortization	492	—	27	—	—	519
Income tax expense (benefit)	6,615	262	9	762	(942)	6,706
Net income (loss)	14,705	434	(10)	1,301	(1,365)	15,065
Total assets	4,562,221	5,713	7,627	152,666	42,868	4,771,095
Total intangibles	33,284	1	3,325	1,809	—	38,419

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated
At or for the Six Months
Ended June 30, 2005
Interest income	$128,750	$48	$23	$15,446	$(654)	$143,613
Interest expense	43,606	5	—	3,000	3,214	49,825
Provision for loan losses	1,618	—	—	3,399	—	5,017
Non-interest income	24,766	6,601	4,545	1,063	(229)	36,746
Non-interest expense	60,356	4,606	3,780	7,295	709	76,746
Intangible amortization	1,590	—	221	—	—	1,811
Income tax expense (benefit)	14,357	749	256	994	(1,847)	14,509
Net income (loss)	31,989	1,289	311	1,821	(2,959)	32,451
Total assets	5,481,098	7,140	17,370	146,882	49,393	5,701,883
Total intangibles	200,361	—	12,445	1,809	—	214,615

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated
At or for the Six Months
Ended June 30, 2004
Interest income	$109,522	$10	$12	$14,791	$(843)	$123,492
Interest expense	34,236	5	—	2,365	3,213	39,819
Provision for loan losses	5,010	—	—	3,232	—	8,242
Non-interest income	28,053	6,440	2,373	1,060	223	38,149
Non-interest expense	52,479	4,806	2,054	6,696	995	67,030
Intangible amortization	984	1	53	—	—	1,038
Income tax expense (benefit)	14,137	615	131	1,336	(1,994)	14,225
Net income (loss)	30,729	1,023	147	2,222	(2,834)	31,287
Total assets	4,562,221	5,713	7,627	152,666	42,868	4,771,095
Total intangibles	33,284	1	3,325	1,809	—	38,419

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of June 30, 2005, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed consolidated statements of stockholders’ equity, and cash flows for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
August 4, 2005

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
OVERVIEW
     F.N.B. Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation is a leading provider of Community Banking, Wealth Management, Insurance and Consumer Finance services through its affiliates: First National Bank of Pennsylvania, First National Trust Company, First National Investment Services Company, F.N.B. Investment Advisors, Inc., First National Insurance Agency, Inc and Regency Finance Company. As of June 30, 2005, the Corporation had 142 full service banking offices in Pennsylvania and Ohio and 54 consumer finance offices in Pennsylvania, Ohio and Tennessee.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
     Net income for the six months ended June 30, 2005 was $32.5 million or $.59 per diluted share, compared to net income for the same period of 2004 of $31.3 million or $.66 per diluted share. Net income for the six months ended June 30, 2005 included $656,000 of after-tax merger related expenses due to the acquisition of NSD Bancorp, Inc. (NSD), while the net income for the same period of 2004 included a gain on the sale of branches totaling $2.7 million after-tax and $731,000 after-tax relating to equity income and data processing fees from Sun Bancorp, Inc., which was acquired by Omega Financial Corporation in 2004. On February 18, 2005, October 8, 2004 and July 30, 2004, the Corporation completed its acquisitions of NSD, Slippery Rock Financial Corporation (Slippery Rock) and Morrell, Butz and Junker, Inc.(MBJ), respectively. The operations of these entities have been included in the Corporation’s operations from the date of each acquisition. The Corporation’s return on average equity was 15.56%, while its return on average assets was 1.20% for the six months ended June 30, 2005, compared to 26.03% and 1.36% for the same period in 2004, respectively.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Six Months Ended June 30
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,380	$15	2.19%	$1,077	$5	1.12%
Federal funds sold	—	—	—	43	—	0.89
Taxable investment securities (1)	1,162,818	25,504	4.42	929,242	19,767	4.28
Non-taxable investment securities (2)	129,591	3,230	5.03	73,069	1,970	5.42
Loans (2) (3)	3,606,992	116,515	6.51	3,247,741	102,944	6.37

Total interest earning assets (2)	4,900,781	145,264	5.98	4,251,172	124,686	5.90

Cash and due from banks	109,929			98,483
Allowance for loan losses	(52,805)			(47,263)
Premises and equipment	80,310			77,749
Other assets	417,608			253,996

	$5,455,823			$4,634,137

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$966,578	4,527	0.94	$811,332	2,812	0.70
Savings	698,083	2,832	0.82	651,353	1,760	0.54
Other time	1,521,965	22,876	3.03	1,310,850	20,433	3.13
Repurchase agreements	174,253	1,749	2.02	122,709	522	0.86
Other short-term borrowings	267,739	4,591	3.46	250,312	2,095	1.68
Long-term debt	679,055	13,250	3.93	595,718	12,197	4.12

Total interest bearing liabilities	4,307,673	49,825	2.33	3,742,274	39,819	2.14

Non-interest bearing demand	651,973			581,435
Other liabilities	75,496			68,725

	5,035,142			4,392,434

Stockholders’ equity	420,681			241,702

	$5,455,823			$4,634,136

Excess of interest earning assets over interest bearing liabilities	$593,108			$508,898

Net interest income		$95,439			$84,867

Net interest spread			3.64%			3.76%

Net interest margin (2)			3.93%			4.01%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis using the federal statutory tax rate of 35%. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The FTE adjustments for the six months ended June 30, 2005 and 2004 were $1.7 million and $1.2 million, respectively. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). For the first six months of 2005, net interest income, which comprised 71.8% of total revenue (net interest income plus non-interest income) compared to 68.7% for the same period of 2004, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent basis, was $95.4 million for the six months ended June 30, 2005 and $84.9 million for the six months ended June 30, 2004. While the Corporation’s net interest margin decreased from June 30, 2004 by 8 basis points to 3.93% at June 30, 2005, average earning assets increased $649.6 million or 15.3% for the same period. The Corporation’s net interest margin was impacted by a flattening of the yield curve throughout most of 2004 and the first six months of 2005. As such, the Corporation experienced less opportunity to earn higher rates on earning assets as compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income is attributed to changes in earning assets, interest bearing liabilities yields and cost of funds in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$2	$8	$10
Securities	6,488	509	6,997
Loans	11,322	2,249	13,571

Total interest income change	17,812	2,766	20,578

Interest Expense
Deposits:
Interest bearing demand	614	1,101	1,715
Savings	130	942	1,072
Other time	3,124	(681)	2,443
Repurchase agreements	291	936	1,227
Other short-term borrowings	240	2,256	2,496
Long-term debt	1,130	(77)	1,053

Total interest expense change	5,529	4,477	10,006

Net Interest Income Increase (Decrease)	$12,283	$(1,711)	$10,572

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income of $145.3 million, on a fully taxable equivalent basis, for the first six months of 2005 increased by $20.6 million or 16.5% from the same period of 2004. This increase was partially caused by an improvement in yield on earning assets of 8 basis points to 5.98% for the six months ended June 30, 2005. In addition, average earning assets of $4.9 billion for the first six months of 2005 grew $649.6 million or 15.3% from the first six months of 2004 driven by an increase of $290.1 million in investment securities and an increase of $359.3 million in loans. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD.
     Interest expense of $49.8 million for the first six months of 2005 increased by $10.0 million or 25.1% from the same period in 2004. This variance was partially attributable to an increase of 19 basis points in the Corporation’s cost of funds to 2.33% for the six months ended June 30, 2005. Additionally, interest bearing liabilities increased $565.4 million or 15.1% to average $4.3 billion for the first six months of 2005. This growth was primarily attributable to a combined increase of $253.5 million or 16.0% in the core deposit categories of interest bearing demand deposit and savings and customer repurchase agreements, and an increase in time deposits of $211.1 million or 16.1%. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD. In addition, average long-term debt of $679.1 million for the first six months of 2005 increased $83.3 million or 14.0% from the first six months of 2004 while average short-term borrowings of $267.7 million for the first six months of 2005 increased $17.4 million or 7.0%. This trend was the result of the acquisitions in 2004 and the first six months of 2005 as well as the Corporation’s strategy to lengthen funding and lock in borrowings at a time of historically lower interest rates.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and net recoveries for the period.
     The provision for loan losses of $5.0 million for the first six months of 2005 decreased $3.2 million or 39.1% from the same period of 2004 primarily due to continued improvement in credit quality. Improving trends in the consumer loan portfolio, specifically the indirect installment portfolio, continue to produce lower levels of expected losses. More specifically, for the first six months of 2005 net charge-offs totaled $8.9 million or .50% (annualized) as a percentage of average loans compared to $8.2 million or .51% (annualized) as a percentage of average loans for the first six months of 2004. The 2005 results included the charge-off of a $1.5 million loan that was on non-accrual and was previously fully reserved for in the allowance for loan losses. The ratio of non-performing loans to total loans was .81% at June 30, 2005 compared to .87% at June 30, 2004 and the ratio of non-performing assets to total assets was .65% and .66% for these same periods, respectively.
Non-Interest Income
     Total non-interest income of $36.7 million for the first six months of 2005 decreased $1.4 million or 3.7% from the first six months of 2004. The first six months of 2004 included a gain of $4.1 million relating to the sale of branches as well as $1.1 million in income from Sun Bancorp, Inc. The Corporation held an equity investment in Sun Bancorp until it was acquired by Omega Financial Corporation in October 2004. The Corporation also had a contract to provide data processing services to Sun Bancorp, which was terminated upon its acquisition. The Sun Bancorp-related income ceased in the fourth quarter of 2004.
     Service charges on loans and deposits of $19.0 million for the first six months of 2005 increased $2.5 million or 14.8% from the same period of 2004 primarily as a result of the acquisitions of Slippery Rock and NSD.
     Insurance commissions and fees of $6.9 million for the first six months of 2005 increased $2.0 million or 40.6% from the same period last year primarily as the Corporation expanded its presence in this desirable line of business through the acquisition of MBJ in July of 2004.
     Securities commissions of $2.5 million for the first six months of 2005 remained constant, however there has been a shift in mix away from annuities to other investment products.
     Trust fees of $3.7 million for the first six months of 2005 increased slightly as the Corporation undertook efforts to add new accounts in 2005. This combined with the Corporation’s efforts to streamline operations and improve productivity, as reflected by the 26.0% increase in net income for the Wealth Management business segment, which includes securities commissions and trust fees. See the Business Segments section of this report for additional information.
     Gain on sale of mortgage loans of $609,000 for the first six months of 2005 decreased by $473,000 or 43.7% from the first six months of 2004 due to lower mortgage originations resulting from higher interest rates and increased competition.
     Other income of $1.2 million for the first six months of 2005 decreased $1.5 million or 56.7% from the first six months of 2004. Income from Sun Bancorp included in the first six months of 2004 accounted for $1.1 million of this decrease while the remainder was primarily attributable to gains on the sales of fixed assets and repossessed assets.

Non-Interest Expense
     Total non-interest expense of $78.6 million for the first six months of 2005 increased $10.5 million or 15.4% from the first six months of 2004. The first six months of 2005 included $1.0 million in merger expenses associated with the closing of the NSD acquisition. The remaining increase was primarily attributable to additional operating expenses resulting from the acquisitions in 2004 and the first quarter of 2005.
     Salaries and employee benefits of $40.9 million for the first six months of 2005 increased $5.6 million or 15.9% from the same period of 2004. This increase was principally the result of the cost associated with the employees retained from the acquisitions in 2004 and the first quarter of 2005, combined with normal compensation and benefit expense increases.
     Combined net occupancy and equipment expense of $12.9 million for the six months ended June 30, 2005 increased $1.2 million or 10.3% from the combined level for the same period of 2004. The 2005 results include additional costs associated with the acquisitions in 2004 and the first quarter of 2005.
     Amortization of intangibles expense of $1.8 million for the first six months of 2005 increased $773,000 or 74.5% from the first six months of 2004. This increase was attributable to customer list intangibles related to the acquisition of MBJ and core deposit intangibles related to the acquisitions of Slippery Rock and NSD.
     Other non-interest expenses of $22.9 million for the first six months of 2005 increased $2.9 million or 14.4% from the first six months of 2004. The first six months of 2005 included $800,000 in merger expenses related to the NSD acquisition. The remaining increase was primarily the result of higher expenses due to the acquisitions in 2004 and the first quarter of 2005.
Income Taxes
     The Corporation’s income tax expense of $14.5 million for the six months ended June 30, 2005 was at an effective tax rate of 30.9% while the income tax expense for the six months ended June 30, 2004 was at an effective tax rate of 31.3%. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax benefits resulting from tax exempt instruments and excludable dividend income.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
     Net income for the quarter ended June 30, 2005 was $17.5 million or $.31 per diluted share, compared to net income for the same period of 2004 of $15.1 million or $.32 per diluted share. Net income for the three months ended June 30, 2004 included $362,000 after-tax relating to equity income and data processing fees from Sun Bancorp, Inc., which was acquired by Omega Financial Corporation in 2004. The Corporation’s return on average equity was 15.39%, while its return on average assets was 1.25% for the three months ended June 30, 2005, compared to 25.28% and 1.31% for the same period in 2004, respectively.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Three Months Ended June 30
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,278	$4	1.26%	$1,493	$3	0.81%
Taxable investment securities (1)	1,203,602	13,212	4.40	942,152	10,042	4.29
Non-taxable investment securities (2)	137,296	1,716	5.01	75,849	1,006	5.33
Loans (2) (3)	3,708,608	60,152	6.51	3,232,935	51,062	6.35

Total interest earning assets (2)	5,050,784	75,084	5.96	4,252,429	62,113	5.87

Cash and due from banks	114,523			99,742
Allowance for loan losses	(52,953)			(47,336)
Premises and equipment	80,253			76,780
Other assets	457,141			255,615

	$5,649,748			$4,637,230

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$976,554	2,355	0.97	$847,556	1,612	0.76
Savings	718,570	1,536	0.86	604,162	702	0.47
Other time	1,591,696	12,032	3.03	1,315,482	10,264	3.14
Repurchase agreements	174,128	975	2.25	128,337	280	0.88
Other short-term borrowings	288,477	2,548	3.54	235,144	1,226	2.10
Long-term debt	695,347	6,889	3.97	605,049	5,964	3.96

Total interest bearing liabilities	4,444,772	26,335	2.38	3,735,730	20,048	2.16

Non-interest bearing demand	675,449			593,299
Other liabilities	72,247			68,534

	5,192,468			4,397,563

Stockholders’ equity	457,280			239,667

	$5,649,748			$4,637,230

Excess of interest earning assets over interest bearing liabilities	$606,012			$516,699

Net interest income		$48,749			$42,065

Net interest spread			3.59%			3.72%

Net interest margin (2)			3.87%			3.98%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis using the federal statutory tax rate of 35%. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The FTE adjustments for the three months ended June 30, 2005 and 2004 were $871,000 and $597,000, respectively. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, on a fully taxable equivalent basis, was $48.7 million for the quarter ended June 30, 2005 and $42.1 million for the quarter ended June 30, 2004. While the Corporation’s net interest margin decreased from June 30, 2004 by 11 basis points to 3.87% at June 30, 2005, average earning assets increased $798.4 million or 18.8% for the same period. The Corporation’s net interest margin was impacted by a flattening of the yield curve throughout most of 2004 and the first half of 2005. As such, the Corporation experienced less opportunity to earn higher rates on earning assets as compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. Changes in tax equivalent net interest income were also impacted by changes in earning assets, interest bearing liabilities yields and cost of funds in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$—	$1	$1
Securities	3,675	205	3,880
Loans	7,761	1,329	9,090

Total interest income change	11,436	1,535	12,971

Interest Expense
Deposits:
Interest bearing demand	264	479	743
Savings	155	679	834
Other time	2,134	(366)	1,768
Repurchase agreements	128	567	695
Other short-term borrowings	716	606	1,322
Long-term debt	568	357	925

Total interest expense change	3,965	2,322	6,287

Net Interest Income Increase (Decrease)	$7,471	$(787)	$6,684

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The FTE basis adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income of $75.1 million, on a fully taxable equivalent basis, for the second quarter of 2005 increased by $13.0 million or 20.9% from the same period of 2004. This increase was partially caused by an improvement in yield on earning assets of 9 basis points to 5.96% for the quarter ended June 30, 2005. In addition, average earning assets of $5.1 billion for the second quarter of 2005 grew $798.4 million or 18.8% from the second quarter of 2004 driven by an increase of $322.9 million in investment securities and an increase of $475.7 million in loans. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD.
     Interest expense of $26.3 million for the second quarter of 2005 increased by $6.3 million or 31.4% from the same period in 2004. This variance was partially attributable to an increase of 22 basis points in the Corporation’s cost of funds to 2.38% for the quarter ended June 30, 2005. Additionally, interest bearing liabilities increased $709.0 million or 19.0% to average $4.4 billion for the second quarter of 2005. This growth was primarily attributable to a combined increase of $289.2 million or 18.3% in the core deposit categories of interest bearing demand deposit and savings and customer repurchase agreements, and an increase in time deposits of $276.2 million or 21.0%. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD. In addition, average long-term debt of $695.3 million for the second quarter of 2005 increased $90.3 million or 14.9% from the second quarter of 2004 while average short-term borrowings of $288.5 million for the second quarter of 2005 increased $53.3 million or 22.7%. This trend was the result of the acquisitions in 2004 and the first quarter of 2005 as well as the Corporation’s strategy to lengthen funding and lock in borrowings at a time of historically lower interest rates.

Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and net recoveries for the period.
     The provision for loan losses of $2.7 million for the second quarter of 2005 decreased $934,000 or 25.8% from the same period of 2004 primarily due to continued improvement in credit quality. Improving trends in the consumer loan portfolio, specifically the indirect installment portfolio, continue to produce lower levels of expected losses. More specifically, for the second quarter of 2005 net charge-offs totaled $5.2 million or .56% (annualized) as a percentage of average loans compared to $3.7 million or .46% (annualized) as a percentage of average loans for the second quarter of 2004. The 2005 results included the charge-off of a $1.5 million loan that was on non-accrual and was previously fully reserved for in the allowance for loan losses. In addition, non-performing loans to total loans for the second quarter of 2005 were .81%, down from ..87% for the second quarter of 2004.
Non-Interest Income
     Total non-interest income of $18.3 million for the second quarter of 2005 increased $950,000 or 5.5% from the second quarter of 2004. The second quarter of 2004 included $558,000 in income from Sun Bancorp, Inc. The Corporation held an equity investment in Sun Bancorp until it was acquired by Omega Financial Corporation in October 2004. The Corporation also had a contract to provide data processing services to Sun Bancorp, which was terminated upon its acquisition. The Sun Bancorp-related income ceased in the fourth quarter of 2004.
     Service charges on loans and deposits of $10.0 million for the second quarter of 2005 increased $1.5 million or 17.1% from the second quarter of 2004 primarily as a result of the acquisitions of Slippery Rock and NSD.
     Insurance commissions and fees of $3.1 million for the second quarter of 2005 increased $629,000 or 25.2% from the same period last year primarily as the Corporation expanded its presence in this desirable line of business through the acquisition of MBJ in July of 2004.
     Securities commissions of $1.1 million for the second quarter of 2005 declined slightly due to a shift in mix from annuities to other investment products.
     Trust fees of $1.8 million for the second quarter of 2005 increased slightly as the Corporation undertook efforts to add new accounts during 2005. This combined with the Corporation’s efforts to streamline operations and improve productivity, as reflected by the 30.0% increase in net income for the Wealth Management business segment, which includes securities commissions and trust fees. See the Business Segments section of this report for additional information.
     Gain on sale of mortgage loans of $295,000 for the second quarter of 2005 decreased $520,000 or 63.8% from the second quarter of 2004 due to lower mortgage originations resulting from higher interest rates and increased competition.
     Other income of $669,000 for the second quarter of 2005 decreased $640,000 or 48.9% from the second quarter of 2004. Income from Sun Bancorp included in the second quarter of 2004 accounted for $558,000 of this decrease while the remainder was primarily attributable to gains on the sales of fixed assets and repossessed assets.
Non-Interest Expense
     Total non-interest expense of $38.2 million for the second quarter of 2005 increased $4.8 million or 14.2% from the second quarter of 2004. This increase was primarily attributable to additional operating expenses resulting from the acquisitions in 2004 and the first quarter of 2005.
     Salaries and employee benefits of $19.7 million for the second quarter of 2005 increased $2.7 million or 15.8% from the same period of 2004. This increase was principally the result of the cost associated with the employees retained from the acquisitions in 2004 and the first quarter of 2005, combined with normal compensation and benefit expense increases.

     Combined net occupancy and equipment expense of $6.4 million for the three months ended June 30, 2005, increased $416,000 or 7.0% from the combined level for the same period of 2004. The 2005 results include additional costs associated with the acquisitions in 2004 and the first quarter of 2005.
     Amortization of intangibles expense of $951,000 for the second quarter of 2005 increased $432,000 or 83.2% from the second quarter of 2004. This increase was attributable to customer list intangibles related to the acquisition of MBJ and core deposit intangibles related to the acquisitions of Slippery Rock and NSD.
     Other non-interest expenses of $11.2 million for the second quarter of 2005 increased $1.2 million or 12.3% from the second quarter of 2004. The second quarter of 2005 included $262,000 in merger-related costs resulting from the NSD acquisition. The remaining increase was primarily the result of higher operating expenses due to the acquisitions in 2004 and the first quarter of 2005.
Income Taxes
     The Corporation’s income tax expense of $7.8 million for the three months ended June 30, 2005 was at an effective tax rate of 30.7% while the income tax expense for the three months ended June 30, 2004 was at an effective tax rate of 30.8%. The tax rates for both years remain lower than the 35% federal statutory tax rate due to the tax benefits resulting from tax exempt instruments and excludable dividend income.
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
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Proceeds from the sale of mortgage loans totaled $41.6 million for the six months ended June 30, 2005 compared to $54.2 million for the six months ended June 30, 2004.
     Liquidity sources from liabilities are generated primarily through deposits. As of June 30, 2005, deposits comprised 75.5% of total liabilities. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of June 30, 2005, total availability from these sources was $2.0 billion, or 35.1% of total assets while outstanding advances were $619.2 million, or 10.9% of total assets.
     The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of June 30, 2005. In addition, the Corporation issues subordinated debt on a regular basis.
     The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During the six months ended June 30, 2005, the Corporation purchased 333,300 treasury shares totaling $6.4 million and received $8.4 million upon re-issuance of 422,277 shares. For the same period of 2004, the Corporation purchased 633,044 treasury shares totaling $12.9 million and received $13.0 million as a result of re-issuance of 612,141 shares.
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
     The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 1.08 and ..91 for the current periods of 2005 and 2004, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, while a ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.
     Following is the gap analysis for the current period (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$885,118	$183,220	$261,233	$471,690	$1,801,261
Investments	25,735	44,866	56,464	151,892	278,957

	910,853	228,086	317,697	623,582	2,080,218

Interest Bearing Liabilities (IBL)
Non-maturity deposits	529,286	—	—	—	529,286
Time deposits	109,179	135,338	210,381	460,053	914,951
Borrowings	428,665	24,005	90,637	(57,871)	485,436

	1,067,130	159,343	301,018	402,182	1,929,673

Period Gap	$(156,277)	$68,743	$16,679	$221,400	$150,545

Cumulative Gap	$(156,277)	$(87,534)	$(70,855)	$150,545

IEA/IBL (Cumulative)	.85	.93	.95	1.08

Cumulative Gap to IEA	(3.07)%	(1.72)%	(1.39)%	2.96%

     The one month repricing for borrowings includes $125.0 million for trust preferred debt which reprices quarterly. The 7-12 month repricing for borrowings includes an amount of $(125.0) million reflecting a forward starting interest rate swap relating to the trust preferred debt.
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
     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

June 30	2005	2004
Net interest income change (12 months):
+ 100 basis points	0.4%	0.0%
- 100 basis points	(3.2)%	(1.5)%

Economic value of equity:
+ 100 basis points	(1.8)%	(9.9)%
- 100 basis points	(5.0)%	9.5%
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
DEPOSITS AND REPURCHASE AGREEMENTS
     Following is a summary of deposits and repurchase agreements (in thousands):

	June 30,	December 31,
	2005	2004
Non-interest bearing	$672,549	$663,278
Savings and NOW	1,683,657	1,539,547
Certificates of deposit and other time deposits	1,603,114	1,395,262

Total deposits	3,959,320	3,598,087
Securities sold under repurchase agreements	172,427	160,847

Total deposits and repurchase agreements	$4,131,747	$3,758,934

     Total deposits and repurchase agreements increased by $372.8 million or 9.9% to $4.1 billion at June 30, 2005 compared to December 31, 2004, primarily as a result of the acquisition of NSD. In addition, the Corporation successfully deepened customer relationships through the introduction of its LifeStyle 50 checking product, aimed at senior citizens. This resulted in a shift of approximately $74.0 million from non-interest bearing demand to NOW accounts during the first six months of 2005.

LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.
     Following is a summary of loans, net of unearned income (in thousands):

	June 30,	December 31,
	2005	2004
Commercial	$1,579,076	$1,440,674
Direct installment	893,677	820,886
Consumer lines of credit	259,993	251,037
Residential mortgages	508,606	479,769
Indirect installment	496,174	389,754
Lease financing	2,994	2,926
Other	6,049	4,415

	$3,746,569	$3,389,461

     The above loan totals include unearned income of $27.8 million and $30.6 million at June 30, 2005 and December 31, 2004, respectively.
     Total loans increased by $357.1 million or 10.5% to $3.7 billion at June 30, 2005. The Corporation focused on growing the more desirable segments of the loan portfolio as commercial, direct installment and consumer lines of credit combined increased by $220.1 million or 8.8% as a result of the acquisition of NSD and organic loan growth. Indirect installment and lease financing also increased a combined $93.6 million or 23.8% as a result of the acquisition of NSD.
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
     Following is a summary of non-performing assets (in thousands):

	June 30,	December 31,
	2005	2004
Non-accrual loans	$24,760	$27,029
Restructured loans	5,547	4,993

Total non-performing loans	30,307	32,022
Other real estate owned	6,510	6,200

Total non-performing assets	$36,817	$38,222

Asset quality ratios:
Non-performing loans as a percent of total loans	0.81%	0.94%
Non-performing assets as a percent of total assets	0.65%	0.76%

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
     Following is an analysis of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Balance at beginning of period	$52,698	$46,227	$50,467	$46,139
Addition from acquisitions	—	—	3,622	—
Reduction due to loan sale	—	(54)	—	(54)
Charge-offs	(6,059)	(4,418)	(10,555)	(9,499)
Recoveries	872	724	1,646	1,271

Net charge-offs	(5,187)	(3,694)	(8,909)	(8,228)
Provision for loan losses	2,686	3,620	5,017	8,242

Balance at end of period	$50,197	$46,099	$50,197	$46,099

Allowance for loan losses to:
Total loans, net of unearned income			1.34%	1.43%
Non-performing loans			165.63%	164.02%

Annualized net charge-offs to average loans	0.56%	0.46%	0.50%	0.51%

     The allowance for loan losses increased $4.1 million from June 30, 2004 to June 30, 2005 representing an increase of 8.9%. The increase in the allowance for loan losses is attributed to the acquisitions of Slippery Rock and NSD. The Slippery Rock acquisition brought with it $189.2 million in loans and associated allowance for loan losses of $4.4 million, which represented 2.3% of Slippery Rock’s loans. The NSD acquisition brought with it $308.9 million in loans and associated allowance for loan losses of $3.6 million, which represented 1.2% of NSD’s loans.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off in the six months of 2005 increased $681,000 to $8.9 million, due to the charge-off of a $1.5 million loan that was previously fully reserved. Net charge-offs (annualized) as a percent of average loans decreased to .50% for the first six months of 2005 compared to .51% for the same period of 2004 reflecting improved performance.
     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations, which influence the level of reserves. Commercial and commercial real estate loans are influenced by economic conditions within certain sectors of the economy, such as health care, manufacturing and the commercial office and commercial retail sub markets that are pressured by supply imbalances within certain market areas of the Corporation. Pressures on the Corporation’s healthcare customers include skilled labor shortages, rising liability costs and the risk to Medicaid payments as states balance tight budgets. The 2004 year also saw an increase in interest rates, a trend that is continuing in 2005. Rising rates directly affect borrowers tied to floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. The Corporation also considers how rising interest rates influence consumer loan customers who now carry historically high debt loads. Consideration is also given to delays in bankruptcy reform legislation, which continue to put pressure on the consumer loan portfolios. Consumer credit risk and loss exposures are evaluated using loss histories of the FAS 5 pools and roll rate analysis to estimate credit quality migration and expected losses within the homogeneous loan pools.
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
     Quantitative measures established by regulators to ensure capital adequacy requires the Corporation and FNBPA to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Management believes, as of June 30, 2005, that the Corporation and FNBPA meet all capital adequacy requirements to which either of them is subject.
     As of June 30, 2005, the Corporation and FNBPA satisfy the requirements to be considered “well- capitalized” under the regulatory framework for prompt corrective action.
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
     Following are the capital ratios as of June 30, 2005 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$427,237	11.3%	$378,960	10.0%	$303,168	8.0%
FNBPA	398,807	10.9%	365,965	10.0%	292,772	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	370,531	9.8%	227,376	6.0%	151,584	4.0%
FNBPA	354,881	9.7%	219,579	6.0%	146,386	4.0%

Leverage Ratio:
F.N.B. Corporation	370,531	6.8%	272,046	5.0%	217,637	4.0%
FNBPA	354,881	6.7%	263,607	5.0%	210,886	4.0%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by this item is provided under the caption Interest Rate Sensitivity in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2004 Annual Report on Form 10-K.
ITEM 4. CONTROLS AND PROCEDURES
     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that the Corporation’s disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities Exchange Act of 1934, as amended), based on their evaluation of these controls and procedures as of the end of the period covered by this Report, were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2005, as required by paragraph (d) of Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases of equity securities by the Corporation:

	Issuer Purchases of Equity Securities (1)
			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of	that May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January 1 – March 31, 2005	193,300	$19.39	N/A	N/A
April 1 – 30, 2005	50,000	19.02	N/A	N/A
May 1 – 31, 2005	39,000	18.84	N/A	N/A
June 1 – 30, 2005	51,000	19.07	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of F.N.B. Corporation was held May 18, 2005. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation’s solicitations.

The following three nominees proposed by the Board of Directors were elected to Class I directors for three-year terms expiring at the 2008 Annual Meeting:

	Votes	Votes
	“For”	Withheld
Henry M. Ekker	36,989,393	7,095,065
Peter Mortensen	43,705,451	379,007
Earl K. Wahl, Jr.	43,709,000	375,458
The following nominee proposed by the Board of Directors was elected as a Class II director for a one-year term expiring at the 2006 Annual Meeting:

	Votes	Votes
	“For”	Withheld
David J. Malone	43,656,417	428,041
ITEM 5. OTHER INFORMATION
     NONE
ITEM 6. EXHIBITS

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	Data is provided under the heading “Earnings Per Share” in Item 1, Part I in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

(Registrant)

Dated:	August 9, 2005	/s/Stephen J. Gurgovits

Stephen J. Gurgovits
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 9, 2005	/s/Brian F. Lilly

Brian F. Lilly
Chief Financial Officer
(Principal Financial and Accounting Officer)