Form 10-Q
period 2005-09-30
FNB CORP/FL/
filed 2005-11-09
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Act of 1934). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common Stock, $0.01 Par Value	57,352,892 Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2005
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	September 30,	December 31,
	2005	2004
	(Unaudited)
Assets
Cash and due from banks	$117,614	$100,839
Interest bearing deposits with banks	1,473	2,921
Securities available for sale	691,518	555,698
Securities held to maturity (fair value of $636,033 and $620,827)	641,959	621,302
Mortgage loans held for sale	4,372	5,819
Loans, net of unearned income of $26,746 and $30,592	3,754,861	3,389,461
Allowance for loan losses	(50,258)	(50,467)

Net Loans	3,704,603	3,338,994
Premises and equipment, net	83,506	79,033
Goodwill	185,985	84,544
Bank-owned life insurance	121,969	112,300
Other assets	150,660	125,559

Total Assets	$5,703,659	$5,027,009

Liabilities
Deposits:
Non-interest bearing demand	$662,844	$663,278
Savings and NOW	1,646,733	1,539,547
Certificates and other time deposits	1,612,643	1,395,262

Total Deposits	3,922,220	3,598,087
Other liabilities	63,640	73,505
Short-term borrowings	523,926	395,106
Long-term debt	726,845	636,209

Total Liabilities	5,236,631	4,702,907

Stockholders’ Equity
Common stock — $0.01 par value Authorized – 500,000,000 shares Issued – 56,582,678 and 50,210,113 shares	566	502
Additional paid-in capital	431,149	295,404
Retained earnings	40,163	27,998
Accumulated other comprehensive (deficit) income	(1,328)	4,965
Deferred stock compensation	(2,318)	(1,428)
Treasury stock – 62,433 and 151,994 shares at cost	(1,204)	(3,339)

Total Stockholders’ Equity	467,028	324,102

Total Liabilities and Stockholders’ Equity	$5,703,659	$5,027,009

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest Income
Loans, including fees	$61,669	$51,714	$177,561	$154,099
Securities:
Taxable	12,526	11,298	37,154	30,609
Nontaxable	1,101	651	3,016	1,837
Dividends	605	282	1,768	887
Other	17	5	32	10

Total Interest Income	75,918	63,950	219,531	187,442

Interest Expense
Deposits	16,873	13,266	47,108	38,271
Short-term borrowings	4,239	2,532	10,579	5,149
Long-term debt	7,443	6,085	20,693	18,282

Total Interest Expense	28,555	21,883	78,380	61,702

Net Interest Income	47,363	42,067	141,151	125,740
Provision for loan losses	3,448	3,570	8,465	11,812

Net Interest Income After Provision for Loan Losses	43,915	38,497	132,686	113,928

Non-Interest Income
Service charges	10,528	8,676	29,542	25,239
Insurance commissions and fees	3,090	3,257	9,986	8,161
Securities commissions and fees	1,020	1,069	3,519	3,601
Trust	1,752	1,693	5,413	5,242
Gain on sale of securities	431	470	1,602	1,437
Gain on sale of mortgage loans	442	365	1,051	1,447
Gain on sale of branches	—	—	—	4,135
Bank-owned life insurance	787	847	2,514	2,565
Other	741	2,414	1,910	5,113

Total Non-Interest Income	18,791	18,791	55,537	56,940

Non-Interest Expense
Salaries and employee benefits	19,335	18,117	60,253	53,411
Net occupancy	3,115	2,749	9,417	8,155
Equipment	3,238	3,375	9,829	9,661
Amortization of intangibles	918	576	2,729	1,614
Debt extinguishment penalty	—	1,213	—	1,213
Other	11,392	9,872	34,327	29,916

Total Non-Interest Expense	37,998	35,902	116,555	103,970

Income Before Income Taxes	24,708	21,386	71,668	66,898
Income taxes	6,622	6,690	21,131	20,915

Net Income	$18,086	$14,696	$50,537	$45,983

Net Income per Common Share
Basic	$.32	$.32	$.91	$.99
Diluted	.32	.31	.90	.98
Cash Dividends per Common Share	.23	.23	.69	.69
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumulated
					Other	Deferred
	Compre-		Additional		Comprehensive	Stock
	hensive	Common	Paid-In	Retained	(Deficit)	Compen-	Treasury
	Income	Stock	Capital	Earnings	Income	sation	Stock	Total
Balance at January 1, 2005		$502	$295,404	$27,998	$4,965	$(1,428)	$(3,339)	$324,102
Net income	$50,537			50,537				50,537
Change in other comprehensive income (loss)	(6,293)				(6,293)			(6,293)

Comprehensive income	$44,244

Cash dividends declared:
Common stock $0.69 per share				(38,867)				(38,867)
Purchase of common stock							(8,684)	(8,684)
Issuance of common stock		64	135,745	495			10,819	147,123
Change in deferred stock compensation						(890)		(890)

Balance at September 30, 2005		$566	$431,149	$40,163	$(1,328)	$(2,318)	$(1,204)	$467,028

Balance at January 1, 2004		$464	$586,009	$11,532	$10,251	$—	$(1,347)	$606,909
Net income	$45,983			45,983				45,983
Change in other comprehensive income (loss)	(124)				(124)			(124)

Comprehensive income	$45,859

Cash dividends declared:
Common stock $0.69 per share				(32,002)				(32,002)
Purchase of common stock							(16,556)	(16,556)
Issuance of common stock		4	8,316	(2,532)			16,339	22,127
Change in deferred stock compensation						(1,693)		(1,693)
Spin-off of Florida operations			(363,218)		(1,897)			(365,115)

Balance at September 30, 2004		$468	$231,107	$22,981	$8,230	$(1,693)	$(1,564)	$259,529

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Nine Months Ended
	September 30,
	2005	2004
Operating Activities
Net income	$50,537	$45,983
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	10,967	9,937
Provision for loan losses	8,465	11,812
Deferred taxes	4,645	(1,643)
Increase in short-term investments	—	(1,169)
Gain on sale of securities	(1,602)	(1,437)
Gain on sale of loans	(1,051)	(1,447)
Proceeds from sale of loans	73,426	73,870
Loans originated for sale	(70,928)	(75,375)
Net change in:
Interest receivable	1,015	(359)
Interest payable	(8,405)	(5,354)
Other, net	(19,188)	3,742

Net cash flows from operating activities	47,881	58,560

Investing Activities
Net change in:
Interest bearing deposits with banks	1,449	308
Bank owned life insurance	(785)	—
Loans	(69,760)	24,529
Securities available for sale:
Purchases	(194,212)	(400,009)
Sales	94,719	11,495
Maturities	84,478	182,613
Securities held to maturity:
Purchases	(89,010)	(27,719)
Maturities	91,158	19,344
Increase in premises and equipment	(4,246)	(1,483)
Net cash paid for mergers and acquisitions	8,799	(1,301)

Net cash flows used in investing activities	(77,410)	(192,223)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	(121,505)	1,647
Time deposits	67,230	(16,680)
Short-term borrowings	105,820	112,913
Increase in long-term debt	65,990	129,714
Decrease in long-term debt	(41,156)	(75,409)
Purchase of common stock	(8,684)	(16,556)
Issuance of common stock	17,476	22,127
Cash dividends paid	(38,867)	(32,002)

Net cash flows from financing activities	46,304	125,754

Net Increase (Decrease) in Cash and Cash Equivalents	16,775	(7,909)
Cash and cash equivalents at beginning of period	100,839	105,160

Cash and Cash Equivalents at End of Period	$117,614	$97,251

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2005
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
     The accompanying unaudited consolidated financial statements for the interim periods include all adjustments, consisting only of normal recurring accruals, which are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. In addition, these consolidated financial statements for the interim periods have been prepared in accordance with instructions for the Securities and Exchange Commission’s Form 10-Q and therefore do not include all information or footnotes necessary for a complete presentation of financial condition, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. For further information, refer to the audited consolidated financial statements and footnotes thereto for the year ended December 31, 2004, as contained in the Corporation’s 2004 Annual Report on Form 10-K. The Corporation’s results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the Corporation’s results of operations to be expected for the year ending December 31, 2005.
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

INVESTMENT IN SUN BANCORP, INC.
     Through September 8, 2004, the Corporation accounted for its ownership of the common stock of Sun Bancorp, Inc. under the equity method. Under the equity method, the carrying value of the Corporation’s investment in Sun Bancorp was adjusted for the Corporation’s share of Sun Bancorp’s earnings and reduced by dividends received from Sun Bancorp. On September 9, 2004, the Corporation ceased to have any management control over Sun Bancorp as the Corporation gave up its two seats on the Sun Bancorp Board of Directors. As a result, the Corporation changed its accounting method to cost basis of accounting and moved 56% of its investment in Sun Bancorp to trading securities, in short-term investments on the balance sheet. In conjunction with this transfer, the Corporation recognized a $1.2 million gain due to the market value being higher than book value at the end of the third quarter of 2004. The remaining 44% of the Corporation’s investment in Sun Bancorp was moved from the equity method of accounting to securities available for sale, at the securities carrying value at that date.
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
     In conjunction with Omega Financial Corporation’s acquisition of Sun Bancorp, Inc., Omega Financial terminated the servicing agreement that the Corporation had with Sun Bancorp. For the nine months ended September 30, 2004, the Corporation recognized $1.0 million pre-tax, in servicing income in accordance with the terms of the agreement.
MERGERS AND ACQUISITIONS
     On February 18, 2005, the Corporation completed its acquisition of NSD Bancorp, Inc. (NSD) (Nasdaq: NSDB), a bank holding company headquartered in Pittsburgh, Pennsylvania with $503.0 million in assets, $308.9 million in loans and $378.8 million in deposits. The acquisition was a stock transaction valued at approximately $127.5 million. The Corporation issued 5,944,343 shares of its common stock in exchange for 3,302,485 shares of NSD common stock. NSD’s banking subsidiary, NorthSide Bank, was merged into FNBPA. The Corporation recorded $100.5 million in goodwill and $8.4 million in core deposit intangibles as a result of the acquisition of NSD.
     Under the scope of Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, (refer to New Accounting Standards), the Corporation has determined that certain loans have differences between the contractual cash flows and the cash flows expected to be collected when such loans are acquired as a result of this transaction. The Corporation further expects that these cash flow differences are attributable, at least in part, to credit quality. Generally, loans qualifying under the scope of SOP 03-3 for this transaction were such loans with specific loan loss reserve allocations under Financial Accounting Standards Statement (FAS) 114, Accounting by Creditors for Impairment of a Loan, certain loans with loan loss reserve allocations under FAS 5, Accounting for Contingencies, and certain additional loans or additional portions of loans deemed by the Corporation to have differences between contractual and expected cash flows, irrespective of NSD’s reserve allocations to such loans. The Corporation reduced loans by $3.3 million as a result of implementing SOP 03-3.
     On April 25, 2005, the Corporation signed a definitive merger agreement to acquire North East Bancorp, Inc. (North East) (Pink Sheets: NEBI), a bank holding company with $68.0 million in assets, headquartered in North East, Pennsylvania, in a stock transaction. More information on this transaction is discussed in the Subsequent Events footnote.
     The Corporation regularly evaluates the potential acquisition of, and holds discussions with, various acquisition candidates and as a general rule the Corporation publicly announces such acquisitions only after a definitive merger agreement has been reached.
INTEREST RATE SWAP
     In February 2005, the Corporation entered into an interest rate swap, whereby it will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap will be January 3, 2006. The interest rate swap is designed to convert the variable interest rate to a fixed rate on $125.0 million of debentures. The swap is considered to be highly effective. Accordingly, any change in the swap’s fair value will be recorded in other comprehensive income, net of tax. The hedged transaction had no ineffectiveness during the nine months ended September 30, 2005.
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
     In accordance with FAS 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with the significant weighted average assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$18,086	$14,696	$50,537	$45,983
Stock-based employee compensation cost included in net income, net of tax	181	168	705	532
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(323)	(408)	(1,155)	(1,271)

Pro forma net income	$17,944	$14,456	$50,087	$45,244

Basic Earnings per Common Share:
As reported	$.32	$.32	$.91	$.99

Pro forma	$.32	$.31	$.91	$.98

Diluted Earnings per Common Share:
As reported	$.32	$.31	$.90	$.98

Pro forma	$.31	$.31	$.89	$.96

Weighted Average Assumptions:
Risk-free interest rate	4.31	4.79	4.31	4.79
Dividend yield	2.89	2.98	2.89	2.98
Expected stock price volatility	.21	.22	.21	.22
Expected life (years)	5	5	5	5
Fair value of options granted	$4.57	$4.82	$4.57	$4.82
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
     During the nine months ended September 30, 2005 and 2004, the Corporation issued 100,921 and 107,285 restricted shares of common stock, respectively, with fair values of $2.0 million and $2.1 million, respectively, to key employees and directors of the Corporation under its 2001 Incentive Plan. Under this plan, shares awarded to management are earned, in part, if the Corporation meets or exceeds certain financial performance results when compared to peers. The awards are earned over three- to five-year periods. Under the provisions of APB Opinion 25, based on the performance-related criteria, compensation expense is recorded until the number of shares is fixed. The unamortized expense relating to all restricted stock awards, totaling $2.3 million at September 30, 2005, is reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. The Corporation has available up to 1,974,755 shares to issue under its 2001 Incentive Plan.
     The Corporation also has available up to 6,043,894 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. The options vest in equal installments over five year periods. The options are granted at a price equal to the fair market value at the date of the grant and are exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized in accordance with APB Opinion 25. No shares were issued under these plans during the nine months ended September 30, 2005 or 2004.
DEBENTURES DUE TO A STATUTORY TRUST
     F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) to fund a bank acquisition. The proceeds from the sale of the capital securities were invested in junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by Statutory Trust are its sole assets. Distributions on the debentures issued by Statutory Trust are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The interest rate in effect at September 30, 2005 was 6.74%. The Corporation has entered into agreements that, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures qualify as tier 1 capital under the Federal Reserve Board guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008.
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
     The Corporation invests in low-income housing projects, primarily through F.N.B. Community Development Corporation, a subsidiary of FNBPA, for the purpose of providing a source of private sector financing for projects to promote economic development, create employment opportunities and contribute to the economic enhancement of the community. Investments principally consist of limited partnership interests in partnerships that own real estate projects. The Corporation accounts for these partnership investments under the equity method of accounting, with a carrying value of $10.1 million at September 30, 2005. The maximum exposure to loss would be limited to the initial capital investment in the limited partnerships. As a limited partner in these projects, the Corporation is allocated tax credits and deductions associated with the underlying projects. The Corporation has determined that it is not the primary beneficiary of these partnerships and does not consolidate them. In addition, the Corporation determined that it is not the primary beneficiary of F.N.B. Statutory Trust I and does not consolidate it.

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
SUBSEQUENT EVENTS
     On October 7, 2005, the Corporation completed its acquisition of North East, a bank holding company headquartered in North East, Pennsylvania with $68.0 million in assets, $49.4 million in loans and $61.2 million in deposits. Consideration paid by the Corporation totaled $15.4 million, comprised of 862,611 shares of the Corporation’s common stock and $169,800 in exchange for 145,168 shares of North East common stock. North East’s banking subsidiary, The National Bank of North East, was merged into FNBPA.
SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	September 30,	December 31,
	2005	2004
U.S. Treasury and other U.S. government agencies and corporations	$220,397	$169,471
Mortgage-backed securities of U.S. government agencies	379,920	306,621
States of the U.S. and political subdivisions	5,992	1,180
Other debt securities	21,709	16,036

Total debt securities	628,018	493,308
Equity securities	63,500	62,390

	$691,518	$555,698

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	September 30,	December 31,
	2005	2004
U.S. Treasury and other U.S. government agencies and corporations	$2,217	$2,926
Mortgage-backed securities of U.S. government agencies	494,008	514,593
States of the U.S. and political subdivisions	125,700	82,502
Other debt securities	20,034	21,281

	$641,959	$621,302

     During 2004, the Corporation transferred $519.4 million of securities from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the average life of the securities transferred. At September 30, 2005, $2.4 million remained in other comprehensive income. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.
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

     In November 2003, the Emerging Issues Task Force (EITF) issued EITF 03-1, The Meaning of Other-than-Temporary Impairments, and issued revised guidance in March 2004. The recognition and measurement requirements of EITF 03-1 were effective for periods beginning after June 15, 2004. In September 2004, the FASB issued FASB Staff Position (FSP) EITF 03-1-1, which delayed the effective date for certain measurement and recognition guidance contained in Issue 03-1. In June 2005, the FASB directed its staff to draft FSP FAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in fiscal years beginning after December 15, 2005. The FSP requires the application of pre-existing other-than-temporary guidance during the period of delay until a final consensus is reached. The Corporation does not anticipate the issuance of the final consensus will have a material impact on financial condition, the results of operations or liquidity.
     The Corporation does not believe the unrealized losses on securities, individually or in the aggregate, as of September 30, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily the result of changes in interest rates and will not prohibit the Corporation from receiving its contractual principal and interest payments. Factors considered in determining whether a loss is temporary include the length of time and extent to which the fair value has been below cost, the financial condition and near-term prospects of the issuer and the Corporation’s ability and intent to hold the investment for a period of time sufficient to allow for any anticipated recovery.
     Following are summaries of the age of unrealized losses and associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2005
U.S. Treasury and other U.S. government agencies and corporations	$179,385	$(2,503)	$22,458	$(642)	$201,843	$(3,145)
Mortgage-backed securities of U.S. government agencies	283,647	(2,798)	47,311	(816)	330,958	(3,614)
States of the U.S. and political subdivisions	1,237	(5)	—	—	1,237	(5)
Other debt securities	4,316	(6)	—	—	4,316	(6)
Equity securities	8,130	(1,918)	—	—	8,130	(1,918)

	$476,715	$(7,230)	$69,769	$(1,458)	$546,484	$(8,688)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$99,782	$(892)	—	—	$99,782	$(892)
Mortgage-backed securities of U.S. government agencies	163,352	(1,134)	—	—	163,352	(1,134)
Equity securities	9,721	(136)	—	—	9,721	(136)

	$272,855	$(2,162)	—	—	$272,855	$(2,162)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2005
U.S. Treasury and other U.S. government agencies and corporations	$782	$(16)	$887	$(22)	$1,669	$(38)
Mortgage-backed securities of U.S. government agencies	465,010	(4,984)	5,662	(89)	470,672	(5,073)
States of the U.S. and political subdivisions	67,506	(394)	12,120	(206)	79,626	(601)
Other debt securities	15,938	(725)	317	(7)	16,255	(731)

	$549,236	$(6,119)	$18,986	$(324)	$568,222	$(6,443)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$1,603	$(15)	—	—	$1,603	$(15)
Mortgage-backed securities of U.S. government agencies	196,056	(1,213)	—	—	196,056	(1,213)
States of the U.S. and political subdivisions	34,538	(378)	—	—	34,538	(378)
Other debt securities	12,794	(219)	—	—	12,794	(219)

	$244,991	$(1,825)	—	—	$244,991	$(1,825)

BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	September 30,	December 31,
	2005	2004
Securities sold under repurchase agreements	$177,576	$160,847
Federal funds purchased	162,365	65,865
Federal Home Loan Bank advances	50,000	16,000
Subordinated notes	133,677	151,860
Other short-term borrowings	308	534

	$523,926	$395,106

     Following is a summary of long-term debt (in thousands):

	September 30,	December 31,
	2005	2004
Federal Home Loan Bank advances	$564,173	$476,637
Debentures due to Statutory Trust	128,866	128,866
Subordinated notes	31,545	30,412
Other long-term debt	2,261	294

	$726,845	$636,209

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $2.0 billion, of which $614.2 million was used as of September 30, 2005. These advances are secured by loans collateralized by 1-4 family mortgages and the security portfolio and are scheduled to mature in various amounts periodically through the year 2012.

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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	September 30,	December 31,
	2005	2004
Commitments to extend credit	$679,904	$594,791
Standby letters of credit	61,310	62,454
     At September 30, 2005, funding of approximately 83% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$18,086	$14,696	$50,537	$45,983

Average common shares outstanding (basic)	56,426,087	46,537,841	55,260,092	46,326,420
Net effect of dilutive stock options based on the treasury stock method using the average market price	674,289	815,511	721,580	828,993

Average common shares outstanding (diluted)	57,100,376	47,353,352	55,981,672	47,155,413

Basic earnings per share	$.32	$.32	$.91	$.99

Diluted earnings per share	$.32	$.31	$.90	$.98

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$1,040	$955	$3,320	$2,865
Interest cost	1,617	1,560	4,887	4,680
Expected return on plan assets	(1,942)	(1,671)	(5,716)	(5,013)
Net amortization	249	223	814	669

Net periodic pension cost	$964	$1,067	$3,305	$3,201

     Net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$80	$82	$266	$246
Interest cost	80	99	238	297
Net amortization	16	34	48	102

Net periodic postretirement benefit cost	$176	$215	$552	$645

     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee contributes. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation’s contribution expense was $1.1 million and $924,000 for the nine months ended September 30, 2005 and 2004, respectively.
CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

	2005	2004
Nine Months Ended September 30
Interest paid on deposits and other borrowings	$82,207	$67,056
Income taxes paid	25,943	17,012
Transfers of loans to other real estate owned	2,547	4,209
Transfers of other real estate owned to loans	108	285
Spin-off of Florida operations	—	365,115
Transfer of securities from available for sale to held to maturity	—	519,410
Transfer of investment in Sun Bancorp, Inc. from other assets to:
Securities	—	10,191
Short-term investments	—	12,957

Summary of business acquisition:
Fair value of tangible assets acquired	$483,700	—
Fair value of core deposit intangible acquired	8,434	—
Fair value of liabilities assumed	(473,872)	—
Stock issued for the purchase of acquired company’s common stock	(127,516)	—
Cash received in the acquisition	8,799	—

Goodwill recognized	$100,455	—

COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$18,086	$14,696	$50,537	$45,983
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	(2,528)	15,588	(5,860)	642
Less: reclassification adjustment for gains included in net income	(280)	(306)	(1,041)	(934)
Unrealized gains on swaps	951	—	608	—
Minimum benefit plan liability adjustment	—	—	—	168

Other comprehensive (loss) income	(1,857)	15,282	(6,293)	(124)

Comprehensive income	$16,299	$29,978	$44,244	$45,859

     The accumulated balances related to each component of other comprehensive income (deficit) are as follows (in thousands):

	2005	2004
September 30
Unrealized (losses) gains on securities	$(961)	$9,000
Unrealized gains on swap	608	—
Minimum pension liability adjustment	(975)	(770)

Accumulated other comprehensive (deficit) income	$(1,328)	$8,230

BUSINESS SEGMENTS
     The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance. The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand and time deposit accounts and commercial, mortgage and individual installment loans. The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities. The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer. The Consumer Finance segment is primarily involved in making installment loans to individuals with approximately 11% of its volume being derived from the purchase of installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of subordinated notes at the finance company’s branch offices. The other segment includes the Corporation, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts. The following tables provide financial information for these segments of the Corporation (in thousands).

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended September 30, 2005
Interest income	$68,630	$34	$19	$7,725	$(490)	$75,918
Interest expense	25,357	2	—	1,656	1,540	28,555
Provision for loan losses	1,822	—	—	1,626	—	3,448
Non-interest income	13,300	2,997	1,936	626	(68)	18,791
Non-interest expense	29,283	2,203	1,821	3,524	249	37,080
Intangible amortization	808	—	110	—	—	918
Income tax expense (benefit)	6,673	296	19	545	(911)	6,622
Net income (loss)	17,987	530	5	1,000	(1,436)	18,086
Total assets	5,476,253	7,637	16,924	147,137	55,708	5,703,659
Total intangibles	195,832	—	12,343	1,809	—	209,984

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended September 30, 2004
Interest income	$56,309	$7	$7	$8,184	$(557)	$63,950
Interest expense	18,942	2	—	1,316	1,623	21,883
Provision for loan losses	1,965	—	—	1,605	—	3,570
Non-interest income	12,132	2,950	2,076	467	1,166	18,791
Non-interest expense	27,324	2,293	1,640	3,730	340	35,327
Intangible amortization	491	1	83	—	—	575
Income tax expense (benefit)	6,112	246	159	750	(577)	6,690
Net income (loss)	13,607	415	201	1,250	(777)	14,696
Total assets	4,504,537	5,797	17,590	154,824	50,794	4,733,542
Total intangibles	32,788	1	12,241	1,809	—	46,839

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated
At or for the Nine Months Ended September 30, 2005
Interest income	$197,380	$82	$42	$23,171	$(1,144)	$219,531
Interest expense	68,963	7	—	4,656	4,754	78,380
Provision for loan losses	3,440	—	—	5,025	—	8,465
Non-interest income	38,066	9,598	6,481	1,689	(297)	55,537
Non-interest expense	89,639	6,809	5,601	10,819	958	113,826
Intangible amortization	2,398	—	331	—	—	2,729
Income tax expense (benefit)	21,030	1,045	275	1,539	(2,758)	21,131
Net income (loss)	49,976	1,819	316	2,821	(4,395)	50,537
Total assets	5,476,253	7,637	16,924	147,137	55,708	5,703,659
Total intangibles	195,832	—	12,343	1,809	—	209,984

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated
At or for the Nine Months Ended September 30, 2004
Interest income	$165,831	$17	$19	$22,975	$(1,400)	$187,442
Interest expense	53,178	7	—	3,681	4,836	61,702
Provision for loan losses	6,975	—	—	4,837	—	11,812
Non-interest income	40,185	9,390	4,449	1,527	1,389	56,940
Non-interest expense	79,804	7,099	3,693	10,426	1,334	102,356
Intangible amortization	1,475	2	137	—	—	1,614
Income tax expense (benefit)	20,249	861	290	2,086	(2,571)	20,915
Net income (loss)	44,335	1,438	348	3,472	(3,610)	45,983
Total assets	4,504,537	5,797	17,590	154,824	50,794	4,733,542
Total intangibles	32,788	1	12,241	1,809	—	46,839

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
     We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of September 30, 2005, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2005 and 2004, and the condensed consolidated statements of stockholders’ equity, and cash flows for the nine-month periods ended September 30, 2005 and 2004. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
November 2, 2005

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
OVERVIEW
     F.N.B. Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. The Corporation is a leading provider of Community Banking, Wealth Management, Insurance and Consumer Finance services through its affiliates: First National Bank of Pennsylvania, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC and Regency Finance Company. As of September 30, 2005, the Corporation had 142 full service banking offices in Pennsylvania and Ohio and 54 consumer finance offices in Pennsylvania, Ohio and Tennessee.
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Net income for the nine months ended September 30, 2005 was $50.5 million or $.90 per diluted share, compared to net income for the same period of 2004 of $46.0 million or $.98 per diluted share. On February 18, 2005, October 8, 2004 and July 30, 2004, the Corporation completed its acquisitions of NSD Bancorp, Inc. (NSD), Slippery Rock Financial Corporation (Slippery Rock) and Morrell, Butz and Junker, Inc.(MBJ), respectively. The operations of these entities have been included in the Corporation’s operations from the date of each acquisition. Net income for the nine months ended September 30, 2005 included $656,000 of after-tax merger related expenses due to the acquisition of NSD. The net income for the same period of 2004 included a gain on the sale of branches totaling $2.7 million after-tax and $985,000 after-tax relating to equity income and data processing fees from Sun Bancorp, Inc., which was acquired by Omega Financial Corporation in October 2004. Separately, the Corporation changed its accounting method for Sun Bancorp to cost basis of accounting and moved 56% of its investment to trading securities. In conjunction with this transfer, the Corporation recognized a $780,000 after-tax gain due to the market value being higher than the book value at the end of the third quarter of 2004. See the “Investment in Sun Bancorp” section of this report for additional information. The Corporation’s return on average equity was 15.55%, while its return on average assets was 1.22% for the nine months ended September 30, 2005, compared to 25.24% and 1.31% for the same period in 2004, respectively.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Nine Months Ended September 30
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,738	$32	2.46%	$1,203	$10	1.11%
Federal funds sold	—	—	—	29	—	0.89
Short-term investments	—	—	—	1,134	—	—
Taxable investment securities (1)	1,171,975	38,505	4.39	971,181	31,295	4.30
Non-taxable investment securities (2)	134,367	5,035	5.01	75,835	3,008	5.30
Loans (2) (3)	3,653,881	178,509	6.53	3,241,571	154,908	6.38

Total interest earning assets (2)	4,961,961	222,081	5.98	4,290,953	189,221	5.89

Cash and due from banks	112,285			98,986
Allowance for loan losses	(52,170)			(47,161)
Premises and equipment	80,828			76,890
Other assets	429,943			254,483

	$5,532,847			$4,674,151

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$967,989	7,212	1.00	$830,560	4,800	0.77
Savings	695,588	4,377	0.84	634,027	2,547	0.54
Other time	1,548,604	35,519	3.07	1,315,743	30,924	3.14
Repurchase agreements	176,112	2,996	2.27	125,080	875	0.93
Other short-term borrowings	282,619	7,583	3.59	239,977	4,274	2.38
Long-term debt	695,108	20,693	3.98	627,981	18,282	3.89

Total interest bearing liabilities	4,366,020	78,380	2.40	3,773,368	61,702	2.18

Non-interest bearing demand	658,625			590,137
Other liabilities	73,663			67,212

	5,098,308			4,430,717

Stockholders’ equity	434,539			243,434

	$5,532,847			$4,674,151

Excess of interest earning assets over interest bearing liabilities	$595,941			$517,585

Net interest income		$143,701			$127,519

Net interest spread			3.58%			3.71%

Net interest margin (2)			3.87%			3.97%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The FTE adjustments for the nine months ended September 30, 2005 and 2004 were $2.6 million and $1.8 million, respectively. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). For the first nine months of 2005, net interest income, which comprised 71.8% of total revenue (net interest income plus non-interest income) compared to 68.8% for the same period of 2004, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent basis, was $143.7 million for the nine months ended September 30, 2005 and $127.5 million for the nine months ended September 30, 2004. For the first nine months of 2005, average earning assets increased $671.0 million or 15.6% and average interest bearing liabilities increased $592.7 million or 15.7% from the first nine months of 2004 primarily due to the acquisitions of Slippery Rock and NSD. However, the Corporation’s net interest margin decreased by 10 basis points from September 30, 2004 to 3.87% at September 30, 2005 and was impacted by a flattening of the yield curve throughout most of 2004 and the first nine months of 2005. As such, the Corporation experienced less opportunity to earn higher rates on earning assets as compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$6	$16	$22
Securities	8,747	490	9,237
Loans	19,919	3,682	23,601

Total interest income change	28,672	4,188	32,860

Interest Expense
Deposits:
Interest bearing demand	860	1,552	2,412
Savings	272	1,558	1,830
Other time	5,305	(710)	4,595
Repurchase agreements	468	1,653	2,121
Other short-term borrowings	857	2,452	3,309
Long-term debt	1,982	429	2,411

Total interest expense change	9,744	6,934	16,678

Net Interest Income Increase (Decrease)	$18,928	$(2,746)	$16,182

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income of $222.1 million, on a fully taxable equivalent basis, for the first nine months of 2005 increased by $32.9 million or 17.4% from the same period of 2004. This increase was partially caused by an improvement in yield on earning assets of 9 basis points to 5.98% for the nine months ended September 30, 2005. In addition, average earning assets of $5.0 billion for the first nine months of 2005 grew $671.0 million or 15.6% from the first nine months of 2004 driven by an increase of $258.2 million in investment securities and an increase of $412.3 million in loans. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD.
     Interest expense of $78.4 million for the first nine months of 2005 increased by $16.7 million or 27.0% from the same period in 2004. This variance was partially attributable to an increase of 22 basis points in the Corporation’s cost of funds to 2.40% for the nine months ended September 30, 2005. Additionally, interest bearing liabilities increased $592.7 million or 15.7% to average $4.4 billion for the first nine months of 2005. This growth was primarily attributable to a combined increase of $250.0 million or 15.7% in the core deposit categories of interest bearing demand deposit and savings and customer repurchase agreements, and an increase in time deposits of $232.9 million or 17.7%. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD. In addition, average long-term debt of $695.1 million for the first nine months of 2005 increased $67.1 million or 10.7% from the first nine months of 2004 while average short-term borrowings of $282.6 million for the first nine months of 2005 increased $42.6 million or 17.8%. This trend was the result of the acquisitions of Slippery Rock and NSD as well as the Corporation’s strategy to lengthen funding and lock in borrowings at a time of historically lower interest rates.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and net recoveries for the period.
     The provision for loan losses of $8.5 million for the first nine months of 2005 decreased $3.3 million or 28.3% from the same period of 2004 primarily due to continued improvement in credit quality. Improving trends in the consumer loan portfolio, specifically the indirect installment portfolio, continue to produce lower levels of expected losses. More specifically, for the first nine months of 2005 net charge-offs totaled $12.3 million or .45% (annualized) as a percentage of average loans compared to $11.7 million or .48% (annualized) as a percentage of average loans for the first nine months of 2004. The 2005 results included the charge-off of a $1.5 million loan, or ..05% annualized, that was on non-accrual and was previously fully reserved for in the allowance for loan losses. The ratio of non-performing loans to total loans was .78% at September 30, 2005 compared to .81% at September 30, 2004 and the ratio of non-performing assets to total assets was ..61% and .65% for these same periods, respectively.
Non-Interest Income
     Total non-interest income of $55.5 million for the first nine months of 2005 decreased $1.4 million or 2.5% from the first nine months of 2004. The first nine months of 2004 included a gain of $4.1 million relating to the sale of branches as well as $2.7 million in income from Sun Bancorp, Inc. The Corporation held an equity investment in Sun Bancorp until it was acquired by Omega Financial Corporation in October 2004. The Corporation also had a contract to provide data processing services to Sun Bancorp, which was terminated upon its acquisition. The Sun Bancorp-related income ceased in the fourth quarter of 2004.
     Service charges on loans and deposits of $29.5 million for the first nine months of 2005 increased $4.3 million or 17.0% from the same period of 2004 primarily as a result of the acquisitions of Slippery Rock and NSD.
     Insurance commissions and fees of $10.0 million for the first nine months of 2005 increased $1.8 million or 22.4% from the same period last year primarily as the Corporation expanded its presence in this desirable line of business through the acquisition of MBJ in July of 2004.
     Securities commissions of $3.5 million for the first nine months of 2005 remained constant, however there has been a shift in mix away from annuities to other investment products.
     Trust fees of $5.4 million for the first nine months of 2005 increased slightly as the Corporation undertook efforts to add new accounts in 2005. This combined with the Corporation’s efforts to streamline operations and improve productivity, resulted in a 26.5% increase in net income for the Wealth Management business segment, which includes securities commissions and trust fees. See the Business Segments section of this report for additional information.
     Gain on sale of mortgage loans of $1.1 million for the first nine months of 2005 decreased by $396,000 or 27.4% from the first nine months of 2004 due to lower mortgage originations resulting from higher interest rates and increased competition.
     Other income of $1.9 million for the first nine months of 2005 decreased $3.2 million or 62.6% from the first nine months of 2004. Income from Sun Bancorp included in the first nine months of 2004 accounted for $2.7 million of this decrease. The remaining decrease was primarily attributable to lower gains on sales of fixed assets and repossessed assets.

Non-Interest Expense
     Total non-interest expense of $116.6 million for the first nine months of 2005 increased $12.6 million or 12.1% from the first nine months of 2004. The first nine months of 2005 included $1.0 million in merger expenses associated with the closing of the NSD acquisition. The remaining increase was primarily attributable to additional operating expenses resulting from the acquisitions in 2004 and the first quarter of 2005.
     Salaries and employee benefits of $60.3 million for the first nine months of 2005 increased $6.8 million or 12.8% from the same period of 2004. This increase was principally the result of the cost associated with the employees retained from the acquisitions in 2004 and the first quarter of 2005, combined with normal compensation and benefit expense increases.
     Combined net occupancy and equipment expense of $19.2 million for the nine months ended September 30, 2005 increased $1.4 million or 8.0% from the combined level for the same period of 2004. The 2005 results include additional costs associated with the acquisitions in 2004 and the first quarter of 2005.
     Amortization of intangibles expense of $2.7 million for the first nine months of 2005 increased $1.1 million or 69.1% from the first nine months of 2004. This increase was attributable to customer list intangibles related to the acquisition of MBJ and core deposit intangibles related to the acquisitions of Slippery Rock and NSD.
     Debt extinguishment expense of $1.2 million in 2004 relates to the Corporation’s repayment of $46.0 million in higher cost FHLB advances.
     Other non-interest expenses of $34.3 million for the first nine months of 2005 increased $4.4 million or 14.7% from the first nine months of 2004. Other non-interest expense for the first nine months of 2005 included $800,000 in merger expenses related to the NSD acquisition. The remaining increase was primarily the result of higher expenses due to the acquisitions in 2004 and the first quarter of 2005.
Income Taxes
     The Corporation’s income tax expense of $21.1 million for the nine months ended September 30, 2005 was at an effective tax rate of 29.5% while the income tax expense for the nine months ended September 30, 2004 was at an effective tax rate of 31.3%. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax benefits resulting from tax exempt instruments and excludable dividend income. The nine months ended September 30, 2005 was also impacted by $1.0 million due to the successful resolution of an uncertain tax position in the current period.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
     Net income for the quarter ended September 30, 2005 was $18.1 million or $.32 per diluted share, compared to net income for the same period of 2004 of $14.7 million or $.31 per diluted share. On February 18, 2005, October 8, 2004 and July 30, 2004, the Corporation completed its acquisitions of NSD, Slippery Rock and MBJ, respectively. The operations of these entities have been included in the Corporation’s operations from the date of each acquisition. Net income for the three months ended September 30, 2005 included $1.0 million due to the successful resolution of an uncertain tax position. Net income for the three months ended September 30, 2004 included $222,000 after-tax relating to equity income and data processing fees from Sun Bancorp, Inc., which was acquired by Omega Financial Corporation in October 2004. Separately, the Corporation changed its accounting method for Sun Bancorp to cost basis of accounting and moved 56% of its investment to trading securities. In conjunction with this transfer, the Corporation recognized a $780,000 after-tax gain due to the market value being higher than the book value at the end of the third quarter of 2004. See the “Investment in Sun Bancorp” section of this report for additional information. The Corporation’s return on average equity was 15.54%, while its return on average assets was 1.26% for the three months ended September 30, 2005, compared to 23.68% and 1.23% for the same period in 2004, respectively.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Three Months Ended September 30
	2005			2004
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$2,440	$17	2.76%	$1,452	$5	1.37%
Short-term investments	—	—	—	3,378	—	—
Taxable investment securities (1)	1,189,993	13,001	4.33	1,054,151	11,528	4.35
Non-taxable investment securities (2)	143,765	1,805	4.98	81,306	1,038	5.08
Loans (2) (3)	3,746,130	61,994	6.57	3,229,363	51,964	6.40

Total interest earning assets (2)	5,082,328	76,817	6.00	4,369,650	64,535	5.88

Cash and due from banks	116,919			99,981
Allowance for loan losses	(50,921)			(46,960)
Premises and equipment	81,848			75,191
Other assets	454,573			255,447

	$5,684,747			$4,753,309

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$970,764	2,685	1.10	$868,598	1,988	0.91
Savings	690,679	1,545	0.89	599,753	787	0.52
Other time	1,601,013	12,643	3.13	1,325,421	10,491	3.15
Repurchase agreements	179,769	1,247	2.27	129,770	353	1.08
Other short-term borrowings	311,895	2,992	3.81	219,532	2,179	3.95
Long-term debt	727,054	7,443	4.06	691,805	6,085	3.50

Total interest bearing liabilities	4,484,174	28,555	2.53	3,834,879	21,883	2.27

Non-interest bearing demand	671,712			607,352
Other liabilities	70,058			64,218

	5,222,944			4,506,449

Stockholders’ equity	461,803			246,860

	$5,684,747			$4,753,309

Excess of interest earning assets over interest bearing liabilities	$601,154			$534,771

Net interest income		$48,252			$42,652

Net interest spread			3.47%			3.61%

Net interest margin (2)			3.77%			3.88%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The FTE adjustments for the three months ended September 30, 2005 and 2004 were $889,000 and $585,000, respectively. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, on a fully taxable equivalent basis, was $48.3 million for the quarter ended September 30, 2005 and $42.7 million for the quarter ended September 30, 2004. For the third quarter of 2005, average earning assets increased $712.7 million or 16.3% and average interest bearing liabilities increased $649.3 million or 16.9% from the third quarter of 2004 primarily due to the acquisitions of Slippery Rock and NSD. The Corporation’s net interest margin decreased 11 basis points from September 30, 2004 to 3.77% at September 30, 2005 and was impacted by a flattening of the yield curve throughout most of 2004 and the first nine months of 2005. As such, the Corporation experienced less opportunity to earn higher rates on earning assets as compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. Changes in tax equivalent net interest income were also impacted by changes in earning assets, interest bearing liabilities yields and cost of funds in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$5	$7	$12
Securities	2,313	(73)	2,240
Loans	8,602	1,428	10,030

Total interest income change	10,920	1,362	12,282

Interest Expense
Deposits:
Interest bearing demand	251	446	697
Savings	133	625	758
Other time	2,218	(66)	2,152
Repurchase agreements	178	716	894
Other short-term borrowings	893	(80)	813
Long-term debt	328	1,030	1,358

Total interest expense change	4,001	2,671	6,672

Net Interest Income Increase (Decrease)	$6,919	$(1,309)	$5,610

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income of $76.8 million, on a fully taxable equivalent basis, for the third quarter of 2005 increased by $12.3 million or 19.0% from the same period of 2004. This increase was partially caused by an improvement in yield on earning assets of 12 basis points to 6.00% for the quarter ended September 30, 2005. In addition, average earning assets of $5.1 billion for the third quarter of 2005 grew $712.7 million or 16.3% from the third quarter of 2004 driven by an increase of $194.9 million in investment securities and an increase of $516.8 million in loans. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD.
     Interest expense of $28.6 million for the third quarter of 2005 increased by $6.7 million or 30.5% from the same period in 2004. This variance was partially attributable to an increase of 26 basis points in the Corporation’s cost of funds to 2.53% for the quarter ended September 30, 2005. Additionally, interest bearing liabilities increased $649.3 million or 16.9% to average $4.5 billion for the third quarter of 2005. This growth was primarily attributable to a combined increase of $243.1 million or 15.2% in the core deposit categories of interest bearing demand deposit and savings and customer repurchase agreements, and an increase in time deposits of $275.6 million or 20.8%. These increases were primarily the result of the Corporation’s acquisitions of Slippery Rock and NSD. In addition, average long-term debt of $727.1 million for the third quarter of 2005 increased $35.2 million or 5.1% from the third quarter of 2004 while average short-term borrowings of $311.9 million for the third quarter of 2005 increased $92.4 million or

42.1%. This trend was the result of the acquisitions of Slippery Rock and NSD as well as the Corporation’s strategy to lengthen funding and lock in borrowings at a time of historically lower interest rates.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and net recoveries for the period.
     The provision for loan losses of $3.4 million for the third quarter of 2005 decreased $122,000 or 3.4% from the same period of 2004 primarily due to continued improvement in credit quality. Improving trends in the consumer loan portfolio, specifically the indirect installment portfolio, continue to produce lower levels of expected losses. More specifically, for the third quarter of 2005 net charge-offs totaled $3.4 million or .36% (annualized) as a percentage of average loans compared to $3.5 million or .43% (annualized) as a percentage of average loans for the third quarter of 2004. In addition, non-performing loans to total loans at September 30, 2005 were .78%, down from .81% for September 30, 2004.
Non-Interest Income
     Total non-interest income was of $18.8 million for both the third quarter of 2005 and the third quarter of 2004. The third quarter of 2004 included $1.6 million in income from Sun Bancorp, Inc. The Corporation held an equity investment in Sun Bancorp until it was acquired by Omega Financial Corporation in October 2004. The Corporation also had a contract to provide data processing services to Sun Bancorp, which was terminated upon its acquisition. The Sun Bancorp-related income ceased in the fourth quarter of 2004.
     Service charges on loans and deposits of $10.5 million for the third quarter of 2005 increased $1.9 million or 21.3% from the third quarter of 2004 primarily as a result of the acquisitions of Slippery Rock and NSD.
     Insurance commissions and fees of $3.1 million for the third quarter of 2005 decreased slightly from $3.3 million for the same period last year due to changes in product offerings and timing of revenue resulting from changes in customer payment patterns.
     Securities commissions of $1.0 million for the third quarter of 2005 declined slightly due to a shift in mix from annuities to other investment products.
     Trust fees of $1.8 million for the third quarter of 2005 increased slightly as the Corporation undertook efforts to add new accounts during 2005. This combined with the Corporation’s efforts to streamline operations and improve productivity, resulted in a 27.7% increase in net income for the Wealth Management business segment, which includes securities commissions and trust fees. See the Business Segments section of this report for additional information.
     Gain on sale of mortgage loans of $442,000 for the third quarter of 2005 increased $77,000 or 21.1% from the third quarter of 2004 due to higher mortgage originations resulting from expected future higher interest rates.
     Other income of $741,000 for the third quarter of 2005 decreased $1.7 million or 69.3% from the third quarter of 2004. Income from Sun Bancorp included in the third quarter of 2004 accounted for $1.6 million of this decrease.
Non-Interest Expense
     Total non-interest expense of $38.0 million for the third quarter of 2005 increased $2.1 million or 5.8% from the third quarter of 2004. This increase was primarily attributable to additional operating expenses resulting from the acquisitions in 2004 and the first quarter of 2005.
     Salaries and employee benefits of $19.3 million for the third quarter of 2005 increased $1.2 million or 6.7% from the same period of 2004. This increase was principally the result of the cost associated with the employees retained from the acquisitions in 2004 and the first quarter of 2005, combined with normal compensation and benefit expense increases.

     Combined net occupancy and equipment expense of $6.4 million for the three months ended September 30, 2005, increased $229,000 or 3.7% from the combined level for the same period of 2004. The 2005 results include additional costs associated with the acquisitions in 2004 and the first quarter of 2005.
     Amortization of intangibles expense of $918,000 for the third quarter of 2005 increased $342,000 or 59.4% from the third quarter of 2004. This increase was attributable to customer list intangibles related to the acquisition of MBJ and core deposit intangibles related to the acquisitions of Slippery Rock and NSD.
     Debt extinguishment expense of $1.2 million in 2004 relates to the Corporation’s repayment of $46.0 million in higher cost FHLB advances.
     Other non-interest expenses of $11.4 million for the third quarter of 2005 increased $1.5 million or 15.4% from the third quarter of 2004. The increase was primarily the result of higher operating expenses due to the acquisitions in 2004 and the first quarter of 2005.
Income Taxes
     The Corporation’s income tax expense of $6.6 million for the three months ended September 30, 2005 was at an effective tax rate of 26.8% while the income tax expense for the three months ended September 30, 2004 was at an effective tax rate of 31.3%. The tax rates for both years remain lower than the 35% federal statutory tax rate due to the tax benefits resulting from tax exempt instruments and excludable dividend income. The quarter ended September 30, 2005 was also impacted by $1.0 million due to the successful resolution of an uncertain tax position in the current period.
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
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Proceeds from the sale of mortgage loans totaled $73.4 million for the nine months ended September 30, 2005 compared to $73.9 million for the nine months ended September 30, 2004.
     Liquidity sources from liabilities are generated primarily through deposits. As of September 30, 2005, deposits comprised 74.9% of total liabilities. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of September 30, 2005, total availability from these sources was $2.0 billion, or 34.5% of total assets while outstanding advances were $614.2 million, or 10.8% of total assets.
     The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of September 30, 2005. In addition, the Corporation issues subordinated debt on a regular basis.
     The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During the nine months ended September 30, 2005, the Corporation purchased 450,300 treasury shares totaling $8.7 million and received $10.8 million upon re-issuance of 545,797 shares. For the same period of 2004, the Corporation purchased 803,844 treasury shares totaling $16.6 million and received $16.3 million as a result of re-issuance of 774,127 shares.

     The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.
INTEREST RATE SENSITIVITY
     The financial performance of the Corporation is at risk from interest rate fluctuations. This interest rate risk arises due to differences between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time, differences in the market indices upon which bank asset and liability ratios are based, the change in the shape of the yield curve and the prepayment and early redemption options embedded in certain financial instruments. The Corporation utilizes an asset/liability model to support its balance sheet strategies. The Corporation uses gap analysis, net interest income simulations and the economic value of equity (EVE) to measure interest rate risk.
     Gap and EVE are static measures that do not incorporate assumptions regarding future business. Gap, while a helpful diagnostic tool, displays repricing and cash flows for only a single rate environment. EVE is the present value of assets minus the present value of liabilities. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios.
     The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was .98 and 1.01 for the current periods of 2005 and 2004, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months, while a ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.
     Following is the gap analysis for the current period (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$673,270	$361,705	$247,553	$464,180	$1,746,708
Investments	19,920	39,413	47,327	126,649	233,309

	693,190	401,118	294,880	590,829	1,980,017

Interest Bearing Liabilities (IBL)
Non-maturity deposits	584,137	—	—	—	584,137
Time deposits	88,257	149,036	261,959	407,822	907,074
Borrowings	486,653	55,337	(94,848)	84,418	531,560

	1,159,047	204,373	167,111	492,240	2,022,771

Period Gap	$(465,857)	$196,745	$127,769	$98,589	$(42,754)

Cumulative Gap	$(465,857)	$(269,112)	$(141,343)	$(42,754)

IEA/IBL (Cumulative)	0.60	0.80	0.91	0.98

Cumulative Gap to IEA	(9.14)%	(5.28)%	(2.77)%	(0.84)%

     The one month repricing for borrowings includes $125.0 million for trust preferred debt which reprices quarterly. The 4-6 month repricing for borrowings includes an amount of $(125.0) million reflecting a forward starting interest rate swap relating to the trust preferred debt.
     The allocation of non-maturity deposits to the one-month maturity bucket is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this bucket. The current allocation of 35% is representative of the estimated sensitivities for a +/- 100 basis point change in market rates.
     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

	2005	2004
September 30
Net interest income change (12 months):
+ 100 basis points	(0.9)%	0.4%
- 100 basis points	(2.3)%	(3.1)%
Economic value of equity:
+ 100 basis points	(3.1)%	(3.9)%
- 100 basis points	(2.7)%	(11.1)%
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
     The Corporation recognizes that asset/liability models are based on methodologies that may have inherent shortcomings. Furthermore, asset/liability models require certain assumptions be made, such as prepayment rates on earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will approximate actual results. The analysis does not consider all actions that the Corporation could employ in response to changes in market interest rates.
DEPOSITS AND REPURCHASE AGREEMENTS
     Following is a summary of deposits and repurchase agreements (in thousands):

	September 30,	December 31,
	2005	2004
Non-interest bearing	$662,844	$663,278
Savings and NOW	1,646,733	1,539,547
Certificates of deposit and other time deposits	1,612,643	1,395,262

Total deposits	3,922,220	3,598,087
Securities sold under repurchase agreements	177,576	160,847

Total deposits and repurchase agreements	$4,099,796	$3,758,934

     Total deposits and repurchase agreements increased by $340.9 million or 9.1% to $4.1 billion at September 30, 2005 compared to December 31, 2004, primarily as a result of the acquisition of NSD. In addition, the Corporation successfully deepened customer relationships through the introduction of its LifeStyle 50 checking product, aimed at senior citizens. This resulted in a shift of approximately $89.0 million from non-interest bearing demand to NOW accounts during the first nine months of 2005.

LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.
     Following is a summary of loans, net of unearned income (in thousands):

	September 30,	December 31,
	2005	2004
Commercial	$1,586,839	$1,440,674
Direct installment	889,539	820,886
Consumer lines of credit	263,070	251,037
Residential mortgages	498,192	479,769
Indirect installment	511,914	389,754
Lease financing	2,144	2,926
Other	3,163	4,415

	$3,754,861	$3,389,461

     The above loan totals include unearned income of $26.7 million and $30.6 million at September 30, 2005 and December 31, 2004, respectively.
     Total loans increased by $365.4 million or 10.8% to $3.8 billion at September 30, 2005. The Corporation focused on growing the more desirable segments of the loan portfolio as commercial, direct installment and consumer lines of credit combined increased by $226.9 million or 9.0% as a result of the acquisition of NSD and organic loan growth. Indirect installment increased $122.2 million or 31.3% as a result of the acquisition of NSD.
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
     Following is a summary of non-performing assets (in thousands):

	September 30,	December 31,
	2005	2004
Non-accrual loans	$24,016	$27,029
Restructured loans	5,109	4,993

Total non-performing loans	29,125	32,022
Other real estate owned	5,907	6,200

Total non-performing assets	$35,032	$38,222

Asset quality ratios:
Non-performing loans as a percent of total loans	0.78%	0.94%
Non-performing assets as a percent of total assets	0.61%	0.76%

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
     Following is an analysis of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$50,197	$46,099	$50,467	$46,139
Addition from acquisitions	—	—	3,619	—
Reduction due to loan sale	—	—	—	(54)
Charge-offs	(4,039)	(3,996)	(14,590)	(13,495)
Recoveries	652	478	2,297	1,749

Net charge-offs	(3,387)	(3,518)	(12,293)	(11,746)
Provision for loan losses	3,448	3,570	8,465	11,812

Balance at end of period	$50,258	$46,151	$50,258	$46,151

Allowance for loan losses to:
Total loans, net of unearned income			1.34%	1.43%
Non-performing loans			172.55%	175.90%

Annualized net charge-offs to average loans	0.36%	0.43%	0.45%	0.48%

     The allowance for loan losses increased $4.1 million from September 30, 2004 to September 30, 2005 representing an increase of 8.9%. The increase in the allowance for loan losses is attributed to the acquisitions of Slippery Rock and NSD. The Slippery Rock acquisition brought with it $189.2 million in loans and associated allowance for loan losses of $4.4 million, which represented 2.3% of Slippery Rock’s loans. The NSD acquisition brought with it $308.9 million in loans and associated allowance for loan losses of $3.6 million, which represented 1.2% of NSD’s loans.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off in the nine months of 2005 increased $1.1 million to $14.6 million, due to the charge-off of a $1.5 million loan that was previously fully reserved. Net charge-offs (annualized) as a percent of average loans decreased to .45% for the first nine months of 2005 compared to .48% for the same period of 2004 reflecting improved performance.
     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations, which influence the level of reserves. Commercial and commercial real estate loans are influenced by economic conditions within certain sectors of the economy, such as health care, manufacturing and the commercial office and commercial retail sub markets that are pressured by supply imbalances within certain market areas of the Corporation. Pressures on the Corporation’s healthcare customers include skilled labor shortages, rising liability costs and the risk to Medicaid payments as states balance tight budgets. In 2004 there was an increase in interest rates and energy costs, trends that are continuing in 2005. Rising rates directly affect borrowers tied to floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. The Corporation also considers how rising interest rates and energy costs influence consumer loan customers who now carry historically high debt loads. Consumer credit risk and loss exposures are evaluated using loss histories of the FAS 5 pools and roll rate analysis to estimate credit quality migration and expected losses within the homogeneous loan pools.
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
     As of September 30, 2005, the Corporation and FNBPA satisfy the requirements to be considered “well- capitalized” under the regulatory framework for prompt corrective action.

     Following are the capital ratios as of September 30, 2005 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$440,851	11.5%	$382,031	10.0%	$305,625	8.0%
FNBPA	409,510	11.1%	369,073	10.0%	295,259	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	384,105	10.1%	229,219	6.0%	152,812	4.0%
FNBPA	365,592	9.9%	221,444	6.0%	147,629	4.0%

Leverage Ratio:
F.N.B. Corporation	384,105	7.0%	274,019	5.0%	219,215	4.0%
FNBPA	365,592	6.9%	265,074	5.0%	212,059	4.0%
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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2005, as required by paragraph (d) of Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases of equity securities by the Corporation:

	Issuer Purchases of Equity Securities (1)
			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of	that May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January 1 – March 31, 2005	193,300	$19.39	N/A	N/A
April 1 – June 30, 2005	140,000	18.99	N/A	N/A
July 1 – 31, 2005	39,000	20.31	N/A	N/A
August 1 – 31, 2005	54,000	18.46	N/A	N/A
September 1 – 30, 2005	24,000	18.22	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     NONE
ITEM 5. OTHER INFORMATION
     NONE

ITEM 6. EXHIBITS
10.1.	Employment Agreement between First National Bank of Pennsylvania and David B. Mogle. (filed herewith).

10.2.	Employment Agreement between First National Bank of Pennsylvania and James G. Orie. (filed herewith).

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	Data is provided under the heading “Earnings Per Share” in Item 1, Part I in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

(Registrant)

Dated: November 8, 2005	/s/Stephen J. Gurgovits

Stephen J. Gurgovits
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2005	/s/Brian F. Lilly

Brian F. Lilly
Chief Financial Officer
(Principal Financial and Accounting Officer)