Form 10-K
period 2005-12-31
FNB CORP/FL/
filed 2006-03-16
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission file number 001-31940

F.N.B. CORPORATION
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	25-1255406 (I.R.S. Employer Identification No.)
One F.N.B. Boulevard, Hermitage, PA (Address of principal executive offices)	16148 (Zip Code)

Registrant’s telephone number, including area code:
724-981-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2005, determined using a per share closing price on that date of $19.65, as quoted on the New York Stock Exchange, was $1,030,361,393.

As of February 28, 2006, the registrant had outstanding 57,464,375 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of F.N.B. Corporation to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 17, 2006 (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K. The incorporation by reference herein of portions of the Proxy Statement shall not be deemed to specifically incorporate by reference the information referred to in Items 306(c), 306(d) and 402(a)(8) and (9) of Regulation S-K.

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

The Corporation was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2005, the Corporation had 145 full service Community Banking offices in Pennsylvania and Ohio and 53 Consumer Finance offices in those states and Tennessee. The Corporation, through its Community Banking affiliate, also had two loan production offices in Florida as of that date.

The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-sized businesses in its market areas. The Corporation’s business strategy has been to focus primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation has emphasized its community orientation by allowing local management certain autonomy in decision-making, enabling it to respond to customer requests more quickly and concentrate on transactions within its market areas. However, while the Corporation has sought to preserve some decision-making at a local level, it has established centralized legal, loan review, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

On January 1, 2004, the Corporation spun off its Florida operations into a separate, publicly traded company known as First National Bankshares of Florida, Inc. (Bankshares). Effective January 1, 2004, the Corporation transferred all of its Florida operations, which included a community bank, wealth management and insurance agency, to Bankshares. At the same time, the Corporation distributed all of the outstanding stock of Bankshares to the Corporation’s stockholders of record as of December 26, 2003. Stockholders eligible for the distribution received one share of Bankshares common stock for each outstanding share of the Corporation’s common stock held. Immediately following the distribution, the Corporation and its subsidiaries did not own any shares of Bankshares common stock and Bankshares became an independent public company. Concurrent with the spin-off of its Florida operations, the Corporation moved its executive offices from Naples, Florida to Hermitage, Pennsylvania on January 1, 2004.

As a result of the spin-off, for periods prior to January 1, 2004, the Florida operations’ earnings have been reclassified as discontinued operations on the consolidated statements of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets.

Business Segments

In addition to the following information relating to the Corporation’s business segments, information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2005, the Community Banking segment consisted of a regional community bank. The Wealth Management segment consisted of a trust company, a registered investment advisor and a broker-dealer subsidiary. The Insurance segment consisted of an insurance agency and a reinsurer. The Consumer Finance segment consisted of a multi-state consumer finance company.

Community Banking

The Corporation’s Community Banking affiliate, First National Bank of Pennsylvania (FNBPA), offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

The goal of Community Banking is to generate quality, profitable revenue growth through increased business with its current customers, attraction of non-customer relationships through FNBPA’s current branches and expansion into new and existing markets through de novo branch openings and acquisitions. Consistent with this strategy, on February 18, 2005 and October 7, 2005, the Corporation completed its acquisitions of NSD Bancorp, Inc. (NSD) and North East Bancorp, Inc. (North East), respectively. For information pertaining to these acquisitions, see the Mergers and Acquisitions for Continuing Operations footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. In addition, the Corporation considers Community Banking a fundamental source of revenue opportunity through the cross-selling of products and services offered by the Corporation’s other business segments.

Community Banking also includes two loan production offices in Florida which were opened in 2005 to supplement the modest growth in the Corporation’s core markets. The Corporation has recent prior experience and knowledge of the Florida market due to its former ownership of Bankshares, which was spun off on January 1, 2004.

The lending philosophy of Community Banking is to establish quality customer relationships while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the market areas served by the Corporation. Consistent with its lending philosophy, Community Banking does not have any highly leveraged transaction loans.

No material portion of the loans or deposits of Community Banking has been obtained from a single or small group of customers, and the loss of any customer’s loans or deposits or a small group of customers’ loans or deposits would not have a material adverse effect on the Corporation. The majority of the loans and deposits have been generated within the areas in which Community Banking operates.

Wealth Management

Wealth Management delivers comprehensive wealth management services to individuals, corporations and retirement funds as well as existing customers of Community Banking. Wealth Management provides services to individuals and corporations located within the Corporation’s geographic markets.

The Corporation’s trust subsidiary, First National Trust Company (FNTC), provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2005, the market value of trust assets under management totaled approximately $1.4 billion.

The Corporation’s Wealth Management segment also includes two other wholly-owned subsidiaries. First National Investment Services Company, LLC offers a complete array of investment products and services for customers of Wealth Management through a networking relationship with a third party licensed brokerage firm. F.N.B. Investment Advisors, Inc. (Investment Advisors), an investment advisor registered with the Securities and Exchange Commission (SEC), offers customers of Wealth Management objective investment programs featuring mutual funds, annuities, stocks and bonds.

No material portion of the business of Wealth Management has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers would not have a material adverse effect on the Corporation.

Insurance

The Corporation’s Insurance segment operates principally through First National Insurance Agency, LLC (FNIA). FNIA is a full-service agency offering all lines of commercial and personal insurance through major carriers to businesses and individuals primarily within the Corporation’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels. One means of growing revenue through new clients is the acquisition of independent insurance agencies in the Corporation’s geographic market. Consistent with this strategy, on November 1, 2005, FNIA acquired the assets of Penn Group Insurance, Inc., an insurance agency located in the greater Pittsburgh area. For information pertaining to this acquisition, see the Mergers and Acquisitions for Continuing Operations footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

In addition, the Corporation’s Insurance segment includes a reinsurance subsidiary, Penn-Ohio Life Insurance Company (Penn-Ohio). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation’s lending subsidiaries.

No material portion of the business of Insurance has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers would not have a material adverse effect on the Corporation.

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

No material portion of the business of Consumer Finance has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers would not have a material adverse effect on the Corporation.

Other

The Corporation also has five other subsidiaries. First National Corporation holds equity securities and other assets for the holding company. F.N.B. Statutory Trust I holds solely junior subordinated debt securities of the Corporation (debentures). Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. F.N.B. Capital Corporation, LLC (FNB Capital), a newly created subsidiary, offers subordinated debt, private equity and other types of financing options for small- to medium-sized commercial enterprises that need financial assistance beyond the parameters of typical bank commercial lending products. These subsidiaries, along with the Parent company and intercompany eliminations, are included in the Other category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation primarily operates in Pennsylvania and northeastern Ohio in an area that has a diversified mix of light manufacturing, service and distribution industries. This area is served by Interstates 90, 76, 79 and 80, and is located at the approximate midpoint between New York City and Chicago. This area includes the Great Lakes shipping port of Erie and is also close to the Greater Pittsburgh International Airport. The Corporation also has two loan production offices in Florida. In addition, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and central and southern Ohio.

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

Mergers and Acquisitions

See the Mergers and Acquisitions for Continuing Operations footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Employees

As of February 28, 2006, the Corporation and its subsidiaries had 1,444 full-time and 349 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

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

General

As a registered bank holding company and financial holding company, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (Federal Reserve Board). The Corporation’s subsidiary bank (FNBPA) and trust company (FNTC) are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). Likewise, FNBPA is subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the Federal Reserve Board and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders.

As a regulated financial holding company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The Federal Reserve Board, OCC and SEC have broad enforcement powers, and authority to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, the Corporation, FNBPA and FNTC are subject to examination by various regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors. An examination downgrade by any of the Corporation’s federal bank regulators could potentially result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

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

The Federal Reserve Board is the “umbrella” regulator of a financial holding company. In addition, financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, merchant banking operations, investment companies, insurance companies and banks, are also subject to the jurisdiction of various federal and state “functional” regulators.

Interstate Banking

Bank holding companies, including those that are also financial holding companies, are required to obtain the prior approval of the Federal Reserve Board before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

Subject to certain restrictions, the Interstate Banking Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. During 2005, the Corporation had one retail subsidiary national bank, FNBPA. FNBPA owns and operates eleven interstate branch offices within Ohio.

Recent Regulations

On March 1, 2005, the Federal Reserve Board adopted a final rule that allows continued inclusion of trust preferred securities in the Tier 1 capital of bank holding companies. Under this new rule, trust preferred securities and other restricted core capital elements will become subject to stricter quantitative limits in 2009.

The Check Clearing for the 21st Century Act (Check 21 Law) became effective on October 28, 2004. The Check 21 Law facilitates check truncation, a process that eliminates the original paper check from the clearing process. Instead, many checks are processed electronically. Under the Check 21 Law, as a bank processes a check, funds from the check writer’s account are transferred to the check depositor’s account, and an electronic image of the check, a processable printout known as a substitute check or Image Replacement Document (IRD), is considered the legal equivalent of the original check. FNBPA offers deposit products and services designed to take advantage of efficiencies available under the Check 21 Law.

Changes in Regulations

Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Corporation cannot predict whether any of this potential legislation will be enacted, and, if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. A change in statutes, regulations or regulatory policies applicable to the Corporation or its subsidiaries could have a material effect on the business of the Corporation and its subsidiaries.

Capital and Operational Requirements

The Federal Reserve Board, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The Federal Reserve Board’s risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common stockholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum.

The sum of Tier 1 and 2 capital less investments in unconsolidated subsidiaries represents the Corporation’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. At December 31, 2005, the Corporation’s Tier 1 and total capital ratios under these guidelines were 10.0% and 11.5%, respectively. At December 31, 2005, the Corporation had $125.0 million of capital securities that qualified as Tier 1 capital and $9.0 million of subordinated debt that qualified as Tier 2 capital.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well-capitalized. The Corporation’s leverage ratio at December 31, 2005 was 6.9%. The Corporation meets its leverage ratio requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2005.

Federal regulators must also take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. In addition, the Corporation, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Dividend Restrictions

The Corporation’s primary source of funds for cash distributions to its stockholders, and funds used to pay principal and interest on its indebtedness, are dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to the Corporation. In addition to dividends from FNBPA, other sources of parent company liquidity for the Corporation include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries. FNBPA is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory agency is authorized to determine under certain circumstances relating to the financial condition of a bank or bank holding company that the payment of dividends would be an unsafe or unsound practice and to prohibit payment thereof.

In addition, the ability of the Corporation and FNBPA to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA, as described above. The right of the Corporation, its stockholders and its creditors to participate in any distribution of the assets or earnings of its subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

Source of Strength

According to Federal Reserve Board policy, bank holding companies are expected to act as a source of financial strength to each subsidiary bank and to commit resources to support each such subsidiary. Consistent with the “source of strength” policy for subsidiary banks, the Federal Reserve Board has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Corporation’s capital needs, asset quality and overall financial condition. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other banks that are members of the FDIC may be assessed for the FDIC’s loss, subject to certain exceptions.

In addition, if FNBPA was no longer “well-capitalized” and “well-managed” within the meaning of the Bank Holding Company Act and Federal Reserve Board rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of Federal Reserve Board applications would not be available to the Corporation. Moreover, examination ratings of “3” or lower, “unsatisfactory” ratings, lower capital ratios than peer group institutions, regulatory concerns regarding management, controls, assets, operations or other factors, can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities.

Securities and Exchange Commission

The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of certain of its businesses.

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer are required. These certifications attest that each of the Corporation’s quarterly and annual reports filed with the SEC do not contain any untrue statement of a material fact. The Corporation has also implemented a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls and testing of the operating effectiveness of key controls. See Item 9A, Controls and Procedures, of this Report for the Corporation’s evaluation of its disclosure controls and procedures.

Investment Advisors is registered with the SEC as an investment advisor and, therefore, is subject to the requirements of the Investment Advisors Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisors is the protection of clients and the securities markets, rather than the protection of creditors and stockholders of investment advisors. The regulations applicable to investment advisors cover all aspects of the investment advisory business, including limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping, operating, marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as other anti-fraud prohibitions. The Corporation’s investment advisory subsidiary also may be subject to certain state securities laws and regulations.

Additional legislation, changes in or new rules promulgated by the SEC and other federal and state regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of investment advisors. The profitability of investment advisors could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation, homeland security and electronic commerce.

Under various provisions of the federal and state securities laws, including in particular those applicable to broker-dealers, investment advisors and registered investment companies and their service providers, a determination by a court or regulatory agency that certain violations have occurred at a company or its affiliates can result in a limitation of permitted activities and disqualification to continue to conduct certain activities.

Investment Advisors is also subject to rules and regulations promulgated by the National Association of Securities Dealers, Inc. (NASD), among others. The principal purpose of these regulations is the protection of clients and the securities markets, rather than the protection of stockholders and creditors.

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

Insurance Agencies

FNIA is subject to licensing requirements and extensive regulation under the laws of the United States and various states. These laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals, and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations or the conviction of crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Penn-Ohio is subject to examination on a triennial basis by the Arizona Department of Insurance. Representatives of the Arizona Department of Insurance will periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under applicable Arizona statutes.

Merchant Banking

FNB Capital is subject to regulation and examination by the Federal Reserve Board and is subject to rules and regulations issued by the NASD.

As of December 31, 2005, management is not aware of any conditions or events since notification from its various regulatory agencies that have changed the Corporation’s ratings.

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

Available Information

The Corporation maintains a website at www.fnbcorporation.com. The Corporation makes available, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K on its website as soon as practicable after such reports are filed with the SEC. These reports are also available to stockholders, free of charge, upon written request to F.N.B. Corporation, Attn: David B. Mogle, Secretary, One F.N.B. Boulevard, Hermitage, PA 16148. A fee of ten cents per page will be charged for any requested exhibits to these documents. The Corporation’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FNB”. The Corporation filed its annual CEO Certification with the NYSE on May 20, 2005 without qualification. The Corporation’s Code of Business Conduct and Ethics, the Charters of its Audit, Compensation, Corporate Governance and Nominating Committees and the Corporation’s Corporate Governance Guidelines are available on the Corporation’s website and in printed form upon request.

ITEM 1A.  RISK FACTORS

The Corporation’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its obligations.

The Corporation is a holding company and conducts almost all of its operations through its subsidiaries. The Corporation does not have any significant assets other than the stock of its subsidiaries. Accordingly, the Corporation depends on dividends from its subsidiaries to meet its obligations and obtain revenue. The Corporation’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal and state law, FNBPA is limited in the amount of dividends it may pay to the Corporation without prior regulatory approval. Also, bank regulators have the authority to prohibit FNBPA from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.

Interest rate volatility could significantly harm the Corporation’s business.

The Corporation’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Corporation’s earnings is its net interest income, which is the difference between the income from interest earning assets, such as loans, and the expense of interest bearing liabilities, such as deposits. A change in market interest rates could adversely affect the Corporation’s earnings if market interest rates change such that the interest the Corporation pays on deposits and borrowings increases faster than the interest it collects on loans and investments.

Consequently, the business of the Corporation, along with that of other financial institutions, generally is sensitive to interest rate fluctuations.

The Corporation’s results of operations are significantly affected by the ability of its borrowers to repay their loans.

Lending money is an essential part of the banking business. However, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;

•	changes in economic and industry conditions;

•	the duration of the loan; and

•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.

Generally, commercial/industrial, construction and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. In addition, consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The Corporation’s financial condition and results of operations would be adversely affected if its allowance for loan losses is not sufficient to absorb actual losses.

There is no precise method of predicting loan losses. The Corporation can give no assurance that its allowance for loan losses is or will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation attempts to maintain an appropriate allowance for loan losses to provide for estimated losses in its loan portfolio. The Corporation periodically determines the amount of its allowance for loan losses based upon consideration of several factors, including:

•	a regular review of the quality, mix and size of the overall loan portfolio;

•	historical loan loss experience;

•	evaluation of non-performing loans;

•	assessment of economic conditions and their effects on the Corporation’s existing portfolio; and

•	the amount and quality of collateral, including guarantees, securing loans.

The Corporation’s financial condition may be adversely affected if it is unable to attract sufficient deposits to fund its anticipated loan growth.

The Corporation funds its loan growth primarily through deposits. To the extent that the Corporation is unable to attract and maintain sufficient levels of deposits to fund its loan growth, the Corporation would be required to raise additional funds through public or private financings. The Corporation can give no assurance that it would be able to obtain these funds on terms that are favorable to it.

The Corporation could experience significant difficulties and complications in connection with its growth and acquisition strategy.

The Corporation has grown through acquisitions significantly over the last few years and may seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its financial institution subsidiaries. However, the market for acquisition is highly competitive. The Corporation may not be as successful in the future as it has been in the past in identifying financial institution and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches.

As part of its acquisition strategy, the Corporation may acquire additional banks and non-bank entities that it believes provide a strategic fit with its business. To the extent that the Corporation is successful with this strategy, there can be no assurance that the Corporation will be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of banks and non-bank entities the Corporation acquires;

•	exposure to potential asset quality issues of acquired banks and non-bank entities;

•	potential disruption to the Corporation’s business;

•	potential diversion of the time and attention of the Corporation’s management; and

•	the possible loss of key employees and customers of the banks and other businesses the Corporation acquires.

In addition to acquisitions, FNBPA may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional de novo branch openings. Based on its experience, the Corporation believes that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that FNBPA undertakes additional de novo branch openings, FNBPA is likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on the Corporation’s net income, earnings per share, return on average equity and return on average assets.

The Corporation may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to its overall operations. Following each acquisition, the Corporation must expend substantial resources to integrate the entities. The integration of non-banking entities often involves combining different industry cultures and business methodologies. The failure to integrate successfully the entities the Corporation acquires into its existing operations may adversely affect its results of operations and financial condition.

The Corporation could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.

The Corporation and its subsidiaries operate in a highly regulated industry and are subject to supervision and regulation by several governmental agencies, including, among others, the Federal Reserve Board, the OCC and the FDIC. Regulations are generally intended to provide protection for depositors and customers rather than for investors. The Corporation is subject to changes in federal and state law, regulations, governmental policies, income tax laws and accounting principles. Changes in regulation could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;

•	mergers with or acquisitions of other institutions;

•	investments;

•	loans and interest rates;

•	the provision of securities, insurance or trust services; and

•	the types of non-deposit activities in which the Corporation’s financial institution subsidiaries may engage.

In addition, legislation may change present capital requirements, which could restrict the Corporation’s activities and require the Corporation to maintain additional capital.

The Corporation’s results of operations could be adversely affected due to significant competition.

The Corporation may not be able to compete effectively in its markets, which could adversely affect the Corporation’s results of operations. The banking and financial services industry in each of the Corporation’s market areas is highly competitive. The competitive environment is a result of:

•	changes in regulation;

•	changes in technology and product delivery systems; and

•	the accelerated pace of consolidation among financial services providers.

The Corporation competes for loans, deposits and customers with various bank and non-bank financial service providers, many of which are larger in terms of total assets and capitalization, have greater access to the capital markets and offer a broader array of financial services than the Corporation does. Competition with such institutions may cause the Corporation to increase its deposit rates or decrease its interest rate spread on loans it originates.

The Corporation’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. As a financial holding company, the Corporation seeks to maintain capital sufficient to meet the “well-capitalized” standard set by regulators. The Corporation anticipates that its current capital resources will satisfy its capital requirements for the foreseeable future. The Corporation may at some point, however, need to raise additional capital to support continued growth, whether such growth occurs internally or through acquisitions.

The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the Corporation’s control, and on its financial performance. Accordingly, there can be no assurance of the Corporation’s ability to raise additional capital, if needed, on terms acceptable to it. If the Corporation cannot raise additional capital when needed, its ability to expand its operations through internal growth and acquisitions could be materially impaired.

Adverse economic conditions in the Corporation’s market area may adversely impact its results of operations and financial condition.

The majority of the Corporation’s business is concentrated in western Pennsylvania and eastern Ohio, which are traditionally slower growth markets than other areas of the United States. As a result, FNBPA’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in this market area. The local economies of this market area historically have been less robust that the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in the Corporation’s market area, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ ability to repay their loans and generally affect the Corporation’s financial condition and results of operations. Furthermore, a downturn in real estate values in FNBPA’s market area could cause many of its loans to become inadequately collateralized.

Certain provisions of the Corporation’s Articles of Incorporation and By-laws and Florida law may discourage takeovers.

The Corporation’s Articles of Incorporation and By-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by the Corporation’s Board of Directors. In particular, the Corporation’s Articles of Incorporation and By-laws:

•	classify its Board of Directors into three classes, so that stockholders elect only one-third of its Board of Directors each year;

•	permit stockholders to remove directors only for cause;

•	do not permit stockholders to take action except at an annual or special meeting of stockholders;

•	require stockholders to give the Corporation advance notice to nominate candidates for election to its Board of Directors or to make stockholder proposals at a stockholders meeting;

•	permit the Corporation’s Board of Directors to issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as its Board of Directors may determine; and

•	require the vote of the holders of at least 75% of the Corporation’s voting shares for stockholder amendments to its By-laws.

Under Florida law, the approval of a business combination with a stockholder owning 10% or more of the voting shares of a corporation requires the vote of holders of at least 2/3 of the voting shares not owned by such stockholder, unless the transaction is approved by a majority of the corporation’s disinterested directors. In addition, Florida law generally provides that shares of a corporation that are acquired in excess of certain specified thresholds will not possess any voting rights unless the voting rights are approved by a majority of the corporation’s disinterested stockholders.

These provisions of the Corporation’s Articles of Incorporation and By-laws and of Florida law could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of the Corporation’s stockholders may consider such proposals desirable. Such provision could also make it more difficult for third parties to remove and replace members of the Corporation’s Board of Directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market price of the Corporation’s common stock, and may also inhibit increases in the trading price of the Corporation’s common stock that could result from takeover attempts.

Loss of members of the Corporation’s executive team could have a negative impact on business.

The Corporation’s success is dependent, in part, on the continued service of its executive officers. The loss of the service of one or more of these executive officers could have a negative impact on the Corporation’s business because of their skills, relationships in the banking community and years of industry experience and the difficulty of promptly finding qualified replacement executive officers.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

The Corporation owns a six-story building in Hermitage, Pennsylvania that serves as its headquarters, executive and administrative offices. It also shares this facility with Community Banking and Wealth Management.

The Community Banking offices are located in 18 counties in Pennsylvania and 4 counties in Ohio. The Community Banking affiliate also has loan production offices located in two counties in Florida. Additionally, Wealth Management operates in existing Community Banking offices. The Consumer Finance offices are located in 17 counties in Pennsylvania, 16 counties in Tennessee and 12 counties in Ohio. The Insurance offices are located in 6 counties in Pennsylvania. At December 31, 2005, the Corporation’s subsidiaries owned 103 of the Corporation’s 206 offices and leased the remaining 103 offices under operating leases expiring at various dates through the year 2087. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as a depository bank, lender, underwriter, fiduciary, financial advisor, broker or engaged in other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it has valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.

Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s results of operations for a particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position with the Corporation and principal occupation for the last five years of each of the current executive officers of the Corporation is set forth below:

		Position with the Corporation and Prior
Name	Age	Occupations in Previous Five Years

Stephen J. Gurgovits	62	President and Chief Executive Officer of the Corporation since January 2004; Vice Chairman of the Corporation from 1998 to 2003; Chairman of FNBPA since 2004; President and Chief Executive Officer of FNBPA from 1988 to 2004.
Brian F. Lilly	48	Chief Financial Officer of the Corporation since January 2004; Chief Administrative Officer of FNBPA since 2003; Chief Financial Officer of Billingzone, LLC from 2000 to 2003; Chief Financial Officer of various businesses of PNC Financial Services Group, Inc., from 1991 to 2000.
Gary J. Roberts	56	President and Chief Executive Officer of FNBPA since 2004; Senior Executive Vice President and Chief Operating Officer of FNBPA from 2003 to 2004; Senior Executive Vice President of FNBPA from 2002 to 2003; President and Chief Executive Officer of Metropolitan National Bank from 1997 to 2002.
David B. Mogle	56	Secretary of the Corporation since 1994; Treasurer of the Corporation from 1986 to 2004; Senior Vice President and Secretary of FNBPA since 1994; Treasurer of FNBPA from 1999 to 2004.
James G. Orie	48	Chief Legal Officer of the Corporation since January 2004; Vice President and Corporate Counsel of the Corporation from 1996 to 2003; Senior Vice President of FNBPA since January 2004.
Scott D. Free	43	Treasurer of the Corporation since January 2005; Treasurer and Senior Vice President of FNBPA since January 2005; Investment Portfolio Manager of First Merit Corporation from 1994 to 2004.

There are no family relationships among any of the above executive officers, and there is no arrangement of understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by and serve at the pleasure of the Corporation’s Board of Directors.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “FNB.” The accompanying table shows the range of high and low bid prices per share of the common stock as reported by the NYSE for 2005 and 2004. The table also shows dividends per share paid on the outstanding common stock during these periods. As of February 28, 2006, there were 11,016 holders of record of the Corporation’s common stock.

	Low	High	Dividends

Quarter Ended 2005
March 31	$18.55	$20.70	$.23
June 30	17.49	19.85	.23
September 30	16.80	21.00	.23
December 31	16.18	18.87	.235
Quarter Ended 2004
March 31	18.79	22.79	.23
June 30	18.80	22.63	.23
September 30	19.40	22.91	.23
December 31	19.88	22.82	.23

The following table provides information about purchases of equity securities by the Corporation:

	Issuer Purchases of Equity Securities(1)
			Total Number of	Maximum
			Shares Purchased	Number of
	Total	Average	as Part of	Shares that May
	Number of	Price	Publicly	Yet be Purchased
	Shares	Paid per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs	or Programs

January 1 — 31, 2005	31,900	$19.70	N/A	N/A
February 1 — 28, 2005	46,400	19.53	N/A	N/A
March 1 — 31, 2005	115,000	19.24	N/A	N/A
April 1 — 30, 2005	50,000	19.02	N/A	N/A
May 1 — 31, 2005	39,000	18.84	N/A	N/A
June 1 — 30, 2005	51,000	19.07	N/A	N/A
July 1 — 31, 2005	39,000	20.31	N/A	N/A
August 1 — 31, 2005	54,000	18.46	N/A	N/A
September 1 — 30, 2005	24,000	18.22	N/A	N/A
October 1 — 31, 2005	40,000	16.96	N/A	N/A
November 1 — 30, 2005	35,800	17.96	N/A	N/A
December 1 — 31, 2005	50,000	18.30	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed by the Corporation. This practice may be discontinued at the Corporation’s discretion.

ITEM 6.	SELECTED FINANCIAL DATA

Year Ended December 31	2005	2004	2003	2002	2001
	Dollars in thousands, except per share data

Total interest income	$297,189	$254,448	$257,019	$275,853	$301,638
Total interest expense	108,780	84,390	86,990	98,372	134,984
Net interest income	188,409	170,058	170,029	177,481	166,654
Provision for loan losses	12,176	16,280	17,155	13,624	26,727
Total non-interest income	57,947	78,141	68,155	66,145	52,015
Total non-interest expense	157,075	142,587	185,025	185,003	149,259
Income from continuing operations	55,258	61,795	27,038	31,271	31,769
Income from discontinued operations, net of tax	—	—	31,751	32,064	21,216
Net income	55,258	61,795	58,789	63,335	52,985
At Year-End
Total assets	$5,590,326	$5,027,009	$8,308,310	$7,090,232	$6,488,383
Assets of discontinued operations	—	—	3,751,136	2,735,204	2,202,004
Net loans	3,698,340	3,338,994	3,213,058	3,188,223	3,061,936
Deposits	4,011,943	3,598,087	3,439,510	3,304,105	3,338,913
Short-term borrowings	378,978	395,106	232,966	255,370	209,912
Long-term debt	662,569	636,209	584,808	400,056	276,802
Liabilities of discontinued operations	—	—	3,386,021	2,467,123	2,022,538
Total stockholders’ equity	477,202	324,102	606,909	598,596	572,407
Per Common Share(1)
Basic earnings per share
Continuing operations	$.99	$1.31	$.58	$.68	$.71
Discontinued operations	—	—	.69	.69	.48
Net income	.99	1.31	1.27	1.37	1.19
Diluted earnings per share
Continuing operations	.98	1.29	.57	.67	.70
Discontinued operations	—	—	.68	.68	.47
Net income	.98	1.29	1.25	1.35	1.17
Cash dividends declared	.925	.92	.93	.81	.68
Book value(2)	8.31	6.47	13.10	12.93	12.37
Ratios
Return on average assets(2)	.99%	1.29%	.74%	.93%	.84%
Return on average equity(2)	12.44	23.54	9.66	10.97	9.81
Dividend payout ratio(2)	94.71	72.56	72.90	59.03	52.81
Average equity to average assets(2)	7.97	5.50	7.66	8.51	8.58

(1)	Per share amounts for 2003, 2002 and 2001 have been restated for the common stock dividend declared on April 28, 2003.

(2)	Effective January 1, 2004, F.N.B. Corporation spun off its Florida operations into a separate independent public company. As a result of the spin-off, the Florida operations’ earnings for prior years have been classified as discontinued operations on the Corporation’s consolidated income statements and the assets and liabilities related to the discontinued operations have been disclosed separately on the Corporation’s consolidated balance sheets for prior years. In addition, note that the book value at period end, stockholders’ equity, the return on average assets ratio, the return on average equity ratio and the dividend payout ratio for 2003, 2002 and 2001 include the discontinued operations.

QUARTERLY EARNINGS SUMMARY (Unaudited)

Quarter Ended 2005	Mar. 31	June 30	Sept. 30	Dec. 31
	Dollars in thousands, except per share data

Total interest income	$69,400	$74,213	$75,918	$77,658
Total interest expense	23,490	26,335	28,555	30,400
Net interest income	45,910	47,878	47,363	47,258
Provision for loan losses	2,331	2,686	3,448	3,711
Gain (loss) on sale of securities	607	564	431	(13,305)
Impairment loss on equity security	—	—	—	(1,953)
Other non-interest income	17,809	17,766	18,360	17,668
Total non-interest expense	40,338	38,219	37,998	40,520
Net income	14,910	17,541	18,086	4,721
Per Common Share
Basic earnings per share	$.28	$.31	$.32	$.08
Diluted earnings per share	.28	.31	.32	.08
Cash dividends declared	.23	.23	.23	.235

Quarter Ended 2004	Mar. 31	June 30	Sept. 30	Dec. 31
	Dollars in thousands, except per share data

Total interest income	$61,976	$61,516	$63,950	$67,006
Total interest expense	19,771	20,048	21,883	22,688
Net interest income	42,205	41,468	42,067	44,318
Provision for loan losses	4,622	3,620	3,570	4,468
Gain (loss) on sale of securities	445	522	470	(830)
Other non-interest income	20,324	16,858	18,321	22,031
Total non-interest expense	34,611	33,457	35,902	38,617
Net income	16,222	15,065	14,696	15,812
Per Common Share
Basic earnings per share	$.35	$.32	$.32	$.32
Diluted earnings per share	.35	.32	.31	.31
Cash dividends declared	.23	.23	.23	.23

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis represents an overview of the results of operations and financial condition of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in Item 8 of this Report.

Important Note Regarding Forward-Looking Statements

Certain statements in this annual report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to update publicly or revise its forward-looking statements even if experience or future changes make it clear that any previous projected results expressed or implied therein will not be realized.

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

The most significant accounting policies followed by the Corporation are presented in the Summary of Significant Accounting Policies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how significant assets and liabilities are valued in the consolidated financial statements and how those values are determined.

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for loan losses, securities valuation, goodwill and other intangible assets and income taxes to be critical accounting policies.

Allowance for Loan Losses

The allowance for loans losses addresses credit losses inherent in the loan portfolio and is presented as a reserve against loans on the balance sheet. Loan losses are charged off against the allowance for loan losses, with recoveries of amounts previously charged off credited to the allowance for loan losses. Provisions for loan losses are charged to operations based on management’s periodic evaluation of the adequacy of the allowance.

Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other environmental risk factors. The allowance established for individual impaired loans reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current market value of the loan and collateral values. Independent loan review results are evaluated and considered in estimating reserves as well as the experience, ability and depth of lending management and staff. The consideration of this component of the allowance requires considerable judgment in order to estimate inherent loss exposures.

Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. A loss migration and historical charge-off analysis is performed quarterly and loss factors are updated regularly based on actual experience. This analysis examines historical loss experience, the related internal gradings of loans charged off and considers inherent but undetected losses within the portfolio. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. The Corporation has grown through acquisition and expanded the geographic footprint in which it operates. As a result, historical loss experience data used to establish loss estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration and historical charge-off analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management also evaluates the impact of environmental factors which pose additional risks that may not adequately be addressed in the analyses described above. Such environmental factors could include: levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off and recovery; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees or suppliers; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The determination of this component of the allowance requires considerable management judgment.

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect earnings or financial position in future periods.

The Allowance and Provision for Loan Losses section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

Securities Valuation

Investment securities, which are composed of debt securities and certain equity securities, comprise a significant portion of the Corporation’s consolidated balance sheet. Such securities can be classified as “Securities Available for Trading,” “Securities Held to Maturity” or “Securities Available for Sale.” As of December 31, 2005 and 2004, the Corporation did not carry a portfolio of trading securities.

Securities held to maturity are comprised of debt securities, which were purchased with management’s positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses not deemed other-than-temporary reported separately as a component in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available for sale securities are recorded on the statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statement of income.

Goodwill and Other Intangible Assets

Goodwill arising from business acquisitions represents the value attributable to unidentifiable intangible elements in the businesses acquired. The majority of the Corporation’s goodwill relates to value inherent in its Community Banking and Insurance segments. The amount of goodwill is impacted by the fair value of underlying assets and liabilities acquired, including loans, deposits and long-term debt, which is significantly influenced by management’s estimates and assumptions which are judgmental in nature.

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

The value of goodwill is dependent upon the Corporation’s ability to provide quality, cost-effective services in the face of competition. As such, goodwill value is supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the Corporation’s inability to deliver cost effective services over sustained periods can lead to impairment of goodwill which could result in additional expense and adversely impact earnings in future periods.

Income Taxes

The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. The laws are complex and subject to different interpretations by the taxpayer and various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the taxing authorities based on audit or to interpretation based on management’s ongoing assessment of the facts and evolving case law.

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize a benefit from its deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

On a quarterly basis, management assesses the reasonableness of its effective tax rate based on its current best estimate of net income and the applicable taxes for the full year. Deferred tax assets and liabilities are assessed on an annual basis, or sooner, if business events or circumstances warrant.

Recent Accounting Pronouncements and Developments

The New and Proposed Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2005 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Overview

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Florida, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

In 2005, the Corporation successfully completed the acquisitions of NSD, a bank holding company headquartered in Pittsburgh, Pennsylvania, with 11 branches in the Pittsburgh market, and North East, a bank holding company headquartered in North East, Pennsylvania with 4 branches in the Erie, Pennsylvania market. In the fourth quarter of 2005, two loan production offices were opened in Florida to supplement the Corporation’s core market commercial loan production.

2005 was a challenging year for the Corporation. The Federal Reserve Board increased short term interest rates eight times totaling 2.0%, resulting in a continued flattening of the yield curve. As a result, the Corporation’s net interest margin decreased by 9 basis points in 2005. The Corporation experienced less opportunity to earn higher rates on earning assets as compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. As a result, in the fourth quarter the Corporation executed an initiative to improve its interest rate risk position and improve future income levels through the sale of securities. Management changed its intent with respect to certain available for sale securities and as a result sold fixed rate available for sale debt securities resulting in a realized loss of $13.3 million. The repositioned balance sheet is expected to reduce the Corporation’s exposure to rising interest rates and improve future net interest income.

The Corporation also took actions to improve the ongoing efficiency of its customer service model. In the fourth quarter, the Corporation recorded expenses to account for severance and benefit costs related to staff reductions as a result of improvements in its customer service model and early retirement costs. The Corporation also benefited from its successful implementation of other cost control initiatives.

Total average loans increased primarily as a result of the Corporation’s acquisitions of NSD and North East in 2005. Excluding these acquisitions, the Corporation’s average loans were essentially flat as the Corporation focused on its desirable customer relationship oriented commercial, home equity and lines of credit loan portfolios offset by the decline in the indirect loan portfolio.

Total average deposit growth was primarily attributable to the additions of NSD and North East in 2005. The Corporation experienced an unfavorable shift in its deposit mix from non-interest bearing demand toward more price sensitive interest bearing deposits. The Corporation also experienced growth in its customer repurchase agreements resulting from the implementation of a strategic initiative to increase and expand its commercial lending relationships. In the fourth quarter of 2005, the Corporation began offering a new suite of deposit products to attract and retain customers by offering rates favorable to current short-term borrowing costs.

Asset quality improved during 2005. The Corporation experienced favorable trends in key asset quality indicators including declines in delinquent loans, non-performing assets and net loan charge-offs as a percentage of average loans. Improving trends in the consumer loan portfolio, particularly the indirect installment portfolio, continued to produce lower levels of expected losses.

Results of Operations

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net income for 2005 was $55.3 million or $.98 per diluted share, compared to net income for 2004 of $61.8 million or $1.29 per diluted share. Net income decreased $6.5 million or 10.6% due to a balance sheet repositioning, an other-than-temporary impairment loss on an equity security, efficiency improvement charges and merger costs, all of which netted to $12.7 million after-tax. Net income also declined due to a lower net interest margin as a result of continued flattening of the yield curve, and lower gains on sale of loans as rising interest rates led to a slow-down in mortgage refinancing activity.

The balance sheet repositioning, completed during the fourth quarter of 2005, reduced the Corporation’s exposure to an anticipated rise in interest rates and resulted in a realized loss of $8.6 million after-tax from the sale of fixed rate available for sale debt securities. The Corporation also recorded an other-than-temporary impairment loss on an equity security of $1.3 million after-tax in 2005. For additional information related to the balance sheet restructuring and other-than-temporary impairment loss refer to the Securities footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. Also, 2005 income taxes were favorably impacted by $1.0 million due to the successful resolution of an uncertain tax position.

Net income for the years 2005 and 2004 was favorably impacted by the acquisitions of North East, NSD, Slippery Rock Financial Corporation (Slippery Rock) and Morrell, Butz and Junker, Inc. and MBJ Benefits, Inc. (collectively, MBJ), on October 7, 2005, February 18, 2005, October 8, 2004 and July 30, 2004, respectively. The operations of these entities have been included in the Corporation’s operations from the date of each acquisition.

Net income for 2004 included a gain on the sale of two branches, a termination fee associated with the discontinuation of the Corporation’s data processing servicing arrangement with Sun Bancorp, Inc. (Sun), gains related to the Corporation’s ownership of Sun stock, a debt extinguishment penalty relating to the repayment of higher cost Federal Home Loan Bank (FHLB) advances and merger costs, all of which netted to an increase in net income of $4.4 million after-tax. For additional information related to the Sun items refer to the Equity Method Investment section of the Summary of Significant Accounting Policies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

The Corporation’s return on average equity was 12.44%, while return on average assets was .99% for 2005, as compared to 23.54% and 1.29%, for 2004, respectively.

The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2005			2004			2003
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest earning assets:
Interest bearing deposits with banks	$1,643	$50	3.04%	$1,377	$14	1.02%	$2,925	$22	0.92%
Federal funds sold	8,615	357	4.14	21	—	.89	—	—	—
Short-term investments	—	—	—	1,389	—	—	—	—	—
Taxable investment securities(1)	1,157,285	51,126	4.42	1,008,444	43,248	4.29	771,856	34,005	4.40
Non-taxable investment securities(1) (2)	136,944	6,873	5.02	83,139	4,242	5.10	89,434	5,397	6.03
Loans(2) (3)	3,685,073	242,246	6.57	3,278,600	209,379	6.39	3,233,291	220,072	6.81

Total interest earning assets	4,989,560	300,652	6.03	4,372,970	256,883	5.87	4,097,506	259,496	6.33

Cash and due from banks	113,075			101,584			99,757
Allowance for loan losses	(52,106)			(48,270)			(47,049)
Premises and equipment	82,639			78,034			85,365
Other assets	438,809			267,999			231,835
Assets of discontinued operations	—			—			3,479,929

	$5,571,977			$4,772,317			$7,947,343

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$980,267	10,680	1.09	$852,541	6,940	0.81	$789,864	6,293	0.80
Savings	692,736	6,236	0.90	641,655	3,656	0.57	535,152	3,538	0.66
Certificates and other time	1,574,464	49,196	3.12	1,339,525	41,804	3.12	1,459,406	47,879	3.28
Repurchase agreements	182,779	4,693	2.57	130,698	1,380	1.06	77,977	936	1.20
Other short-term borrowings	266,839	9,808	3.68	226,633	5,898	2.60	268,682	6,501	2.42
Long-term debt	695,623	28,167	4.05	640,070	24,712	3.86	512,795	21,843	4.26

Total interest bearing liabilities	4,392,708	108,780	2.48	3,831,122	84,390	2.20	3,643,876	86,990	2.39

Non-interest bearing demand	661,668			609,626			576,666
Other liabilities	73,362			68,965			39,804
Liabilities of discontinued operations	—			—			3,078,604

	5,127,738			4,509,713			7,338,950

Stockholders’ equity	444,239			262,604			608,393

	$5,571,977			$4,772,317			$7,947,343

Excess of interest earning assets over interest bearing liabilities	$596,852			$541,848			$453,630

Net interest income		$191,872			$172,493			$172,506

Net interest spread			3.55%			3.67%			3.94%

Net interest margin(2)			3.85%			3.94%			4.21%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The FTE adjustments were $3.5 million, $2.4 million and $2.5 million for 2005, 2004 and 2003, respectively. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). In 2005, net interest income, which comprised 76.5% of net revenue as compared to 68.5% in 2004, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.

Net interest income, on a fully taxable equivalent basis, was $191.9 million for 2005 and $172.5 million for 2004. The average earning assets increased $616.6 million or 14.1% and average interest bearing liabilities increased $561.6 million or 14.7% from 2004 primarily due to the acquisitions of Slippery Rock, NSD and North East. However, the Corporation’s net interest margin decreased by 9 basis points from 2004 to 3.85% for 2005 and was impacted by a flattening of the yield curve throughout 2005 and the majority of 2004. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities yields and cost of funds can be found in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the periods indicated (in thousands):

	2005 vs 2004			2004 vs 2003
	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$3	$33	$36	$(11)	$3	$(8)
Federal funds sold	354	3	357	—	—	—
Securities	9,235	1,274	10,509	9,754	(1,666)	8,088
Loans	26,782	6,085	32,867	3,049	(13,742)	(10,693)

	36,374	7,395	43,769	12,792	(15,405)	(2,613)

Interest Expense
Deposits:
Interest bearing demand	1,131	2,609	3,740	559	88	647
Savings	312	2,268	2,580	642	(524)	118
Certificates and other time	7,392	—	7,392	(3,812)	(2,263)	(6,075)
Repurchase agreements	724	2,589	3,313	565	(121)	444
Other short-term borrowings	1,170	2,740	3,910	(1,064)	461	(603)
Long-term debt	2,205	1,250	3,455	5,058	(2,189)	2,869

	12,934	11,456	24,390	1,948	(4,548)	(2,600)

Net Change	$23,440	$(4,061)	$19,379	$10,844	$(10,857)	$(13)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on a fully taxable equivalent basis, of $300.7 million in 2005 increased by $43.8 million or 17.0% from 2004. This increase was partially caused by an improvement in yield on earning assets of 16 basis points to 6.03% for 2005. In addition, average earning assets of $5.0 billion for 2005 grew $616.6 million or 14.1% from 2004 driven by increases of $202.6 million in investment securities and $406.5 million in loans. These increases were primarily the result of the Corporation’s acquisitions in 2005 and late 2004.

Interest expense of $108.8 million for 2005 increased by $24.4 million or 28.9% from 2004. This variance was partially attributable to an increase of 28 basis points in the Corporation’s cost of funds to 2.48% for 2005. Additionally, interest bearing liabilities increased $561.6 million or 14.7% to average $4.4 billion for 2005. This growth was primarily attributable to a combined increase of $230.9 million or 14.2% in the core deposit categories of interest bearing demand deposit, savings and customer repurchase agreements, and an increase in time deposits of $234.9 million or 17.5%. These increases were primarily the result of the Corporation’s acquisitions in 2005 and late 2004. In addition, average long-term debt of $695.6 million for 2005 increased $55.6 million or 8.7% from 2004 while average short-term borrowings of $266.8 million for 2005 increased $40.2 million or 17.7%. This trend was primarily the result of the previously mentioned acquisitions.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $12.2 million in 2005 decreased $4.1 million or 25.2% from 2004 primarily due to continued improvement in credit quality. Improving trends in the consumer loan portfolio, particularly the indirect installment portfolio, continued to produce lower levels of expected losses. More specifically, in 2005 net charge-offs totaled $16.9 million or .46% as a percentage of average loans compared to $16.3 million or .50% as a percentage of average loans in 2004. The 2005 results included the charge-off of a $1.5 million loan or .05% that was on non-accrual and was previously fully reserved for in the allowance for loan losses. The ratio of non-performing loans to total loans was .88% at December 31, 2005 compared to .94% at December 31, 2004 and the ratio of non-performing assets to total assets was .71% and .76% for these same periods, respectively. For additional information, refer to the Allowance and Provision for Loan Losses section of this financial review.

Non-Interest Income

Total non-interest income of $57.9 million in 2005 decreased $20.2 million or 25.8% from 2004. This decrease resulted primarily from a $11.7 million loss on the sale of securities in 2005 compared to a gain of $0.6 million in 2004. Also, the Corporation recorded an other-than-temporary impairment loss on an equity security of $2.0 million in 2005. During 2004, the Corporation recognized certain one-time gains, including a $4.1 million gain related to the sale of two branches, $3.8 million from the termination of its data processing servicing arrangement with Sun and $2.1 million related to its ownership of Sun stock. The Corporation held an equity investment in Sun until it was acquired by Omega Financial Corporation in October 2004. The Corporation also had a contract to provide data processing services to Sun, which was terminated upon its acquisition. The Sun-related servicing income ceased in the fourth quarter of 2004.

Service charges on loans and deposits of $40.0 million increased $5.7 million or 16.7% from 2004 primarily as the result of the acquisitions in 2005 and late 2004 and also due to selected fee increases.

Insurance commissions and fees of $12.8 million increased $1.5 million or 13.8% from 2004 as the Corporation expanded its presence in this desirable line of business through the acquisition of MBJ in July 2004.

Securities commissions of $4.5 million for 2005 decreased by $0.5 million or 9.4% from 2004 levels, primarily due to a shift in mix from annuities to other investment products that are preferable in a rising interest rate environment.

Trust fees of $7.1 million in 2005 increased by $0.2 million or 2.9%. The Corporation’s efforts to streamline its operations and improve productivity resulted in a 22.9% increase in net income for the Wealth Management business segment, which includes securities commissions and trust fees. For additional information, see the

Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Loss on sale of securities of $11.7 million decreased $12.3 million as a result of the Corporation recognizing a $13.3 million loss in the fourth quarter of 2005. During the fourth quarter of 2005, management changed its intent with respect to certain available for sale securities and as a result sold $559.6 million of fixed rate securities with an average yield of 4.13% and an average life of three years. These sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels.

During 2005, the Corporation recognized an other-than-temporary impairment loss of $2.0 million on an equity security classified as available for sale.

Gain on sale of mortgage loans of $1.4 million for 2005 decreased by $0.4 million or 21.3% from 2004 due to lower mortgage originations resulting from higher interest rates and increased competition.

Other income of $2.5 million for 2005 decreased $4.4 million or 63.6% from 2004. A $2.1 million gain related to the ownership of Sun stock during 2004 accounted for the majority of this decrease. The remaining decrease was primarily attributable to lower gains on sales of fixed assets and repossessed assets.

Non-Interest Expense

Total non-interest expense of $157.1 million in 2005 increased $14.5 million or 10.2% from 2004. This increase was primarily attributable to operating expenses resulting from the acquisitions in 2005 and late 2004. As a result of improvements in its customer service model, the Corporation recorded an expense of $1.5 million for severance costs related to staff reductions implemented. This amount also includes early retirement and supplemental retirement benefit costs for former employees as well as other miscellaneous items.

Salaries and employee benefits of $81.0 million in 2005 increased $9.7 million or 13.6% from 2004. This increase was the result of additional costs associated with the employees retained from the acquisitions in 2005 and late 2004, combined with normal compensation and benefit expense increases, and expenses associated with the Corporation’s customer service model.

Combined net occupancy and equipment expense of $25.6 million in 2005 increased $1.2 million or 5.1% from the combined 2004 level. The increase was primarily due to additional costs associated with the acquisitions in 2005 and late 2004.

Amortization of intangibles expense of $3.7 million in 2005 increased $1.3 million or 55.0% from 2004. This increase was attributable to the partial year impacts of the amortization of customer list intangibles resulting from the acquisition of MBJ, mortgage servicing rights resulting from the acquisition of Slippery Rock and core deposit intangibles resulting from the acquisitions of Slippery Rock, NSD and North East.

The Corporation recorded merger-related expenses of $1.3 million in 2005 related to costs incurred as a result of the acquisitions of NSD and North East. During 2004, the Corporation incurred costs of $1.7 million relating to its acquisition of Slippery Rock.

The Corporation recorded a debt extinguishment penalty of $2.2 million in 2004 related to its repayment of $207.0 million in higher cost FHLB advances.

Other non-interest expenses of $39.6 million in 2005 increased $3.8 million or 10.7% from 2004. This increase was primarily the result of higher expenses due to the acquisitions in 2005 and late 2004.

Income Taxes

The Corporation’s income tax expense of $21.8 million in 2005 was at an effective tax rate of 28.3% while the 2004 income tax expense of $27.5 million was at an effective tax rate of 30.8%. Both years’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income. The 2005 income taxes were also favorably impacted by $1.0 million due to the successful resolution of an uncertain tax position.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net income for 2004 was $61.8 million or $1.29 per diluted share, compared to income from continuing operations for 2003 of $27.0 million or $.57 per diluted share, which included after-tax restructuring charges of $26.1 million or $.55 per diluted share related to the spin-off of the Corporation’s Florida operations. Net income for 2003, including discontinued operations, totaled $58.8 million or $1.25 per diluted share. The Corporation’s 2004 earning asset growth resulted from increases in the investment securities portfolio and the customer relationship oriented portfolios of commercial and consumer loans, partially offset by reductions in mortgages, indirect loans and indirect automobile leases. In addition, fee income growth in 2004 resulted from increases in insurance commissions and security sales commissions. While the former was favorably impacted by the acquisition of MBJ, the latter was a result of the Corporation’s successful sales efforts through its branch network and through cross-selling efforts. Lastly, also favorably impacting earnings, the Corporation experienced lower expenses in 2004 compared to 2003 primarily as a result of the successful implementation of expense reductions related to the spin-off of the Florida operations and restructuring charges totaling $39.2 million in 2003 related to the spin-off. These positive factors were partially offset by a lower net interest margin, lower gains on sale of loans, as rising interest rates lead to a slow-down in mortgage refinancing activity, and lower gains on sale of securities. Further, the Corporation’s effective tax rate was historically lower in 2003 primarily as a result of the restructuring charges taken in 2003. Return on average equity was 23.54%, while return on average assets was 1.29% for the year ended December 31, 2004, compared to 9.66% and .74% in 2003, respectively.

Net Interest Income

Net interest income, on a fully taxable equivalent basis, was $172.5 million for both 2004 and 2003. While the Corporation’s net interest margin decreased from 2003 by 27 basis points to 3.94% in 2004, average earning assets increased $275.5 million or 6.7% for the same period. The Corporation’s net interest margin was impacted by historically low levels of interest rates in 2004 which led to accelerated loan and investment security prepayments. These prepayments resulted in lower earning assets yields as these cash flows were reinvested at lower rates. In managing its net interest margin, the Corporation took actions to reduce the cost of funds on its interest bearing liabilities by managing the cost of its deposits and prepaying certain higher cost FHLB borrowings.

Interest income, on a fully taxable equivalent basis, of $256.9 million in 2004 decreased by $2.6 million or 1.0% from 2003. This decrease was caused by a reduction in yield on earning assets of 46 basis points to 5.87% in 2004. As noted previously, this reduction in yields was the direct result of accelerated prepayments in the investment security and loan portfolios resulting in new volume in 2004 being originated at rates that were lower than the overall portfolio yields. Partially offsetting this trend, average earning assets of $4.4 billion in 2004 grew $275.5 million or 6.7% from 2003 driven by an increase of $230.3 million in investment securities and an increase of $45.3 million in loans. The former is attributable primarily to the Corporation’s efforts to stabilize interest income. The latter is the result of the Corporation’s acquisition of Slippery Rock in the fourth quarter of 2004.

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

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $16.3 million in 2004 decreased $0.9 million or 5.1% from 2003 primarily due to improved credit quality and a shift in the mix of the Corporation’s loan portfolio toward the higher quality, relationship oriented commercial loans, direct installment loans and lines of credit and away from indirect loans and indirect auto leases. More specifically, in 2004 net charge-offs totaled $16.3 million or .50% as a percentage of average loans as compared to $18.0 million or .56% as a percentage of average loans in 2003. For additional information, refer to the Allowance and Provision for Loan Losses section of this financial review. With respect to loan mix, the Corporation’s combined mix of commercial loans, direct installment loans and consumer lines of credit accounted for 74.1% of total loans at December 31, 2004 compared to 70.7% at December 31, 2003. For more detail on this comparison, refer to the Lending Activity section of this financial review.

Non-Interest Income

Total non-interest income of $78.1 million in 2004 increased $10.0 million or 14.7% from 2003. This increase resulted primarily from growth in the Corporation’s core fee income businesses of insurance commissions and securities commissions, coupled with certain one-time gains included in other non-interest income. These increases were partially offset by decreases in gains on sale of securities and gains on sale of loans as the latter was impacted by slower mortgage refinancing activity in 2004 as compared to 2003. Insurance commissions and fees of $11.2 million increased $2.1 million or 23.0% primarily as the Corporation expanded its presence in this desirable line of business through the acquisition of MBJ in July of 2004. Securities commissions of $5.0 million in 2004 increased $1.0 million or 23.8% from 2003 as the Corporation successfully pursued sales of those products through its branch network and through cross-selling efforts. The successful execution of this strategy resulted in enhanced value to the Corporation’s customers while providing the Corporation with growth in desirable fee income. Trust fees of $6.9 million in 2004 decreased $0.4 million or 5.1% as the Corporation undertook efforts to exit low profitability accounts in 2004. This trend was more than offset by the Corporation’s efforts to streamline operations and improve productivity. As reflected in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, net income for the continuing operations of the Wealth Management segment, which includes securities commissions and trust fees, increased $0.7 million or 54.9% from 2003 to total $1.8 million in 2004. Other income of $18.4 million in 2004 increased $9.6 million or 109.6% from 2003, primarily as the Corporation recognized certain one-time gains during 2004, including $4.1 million related to the sale of two branches, $3.8 million from the termination of its servicing arrangement with Sun and $2.1 million on the stock of Sun, partially offset by $0.3 million in lower income from bank owned life insurance resulting from lower interest rates in 2004 compared to 2003.

Non-Interest Expense

Total non-interest expense of $142.6 million in 2004 decreased $42.4 million or 22.9% from 2003. Overall, this decrease was primarily attributable to expense reductions, mostly employee-related, due to the spin-off of the Corporation’s Florida operations. Salaries and employee benefits of $71.3 million in 2004 decreased $16.1 million or 18.4% from 2003. During 2003, the Corporation recognized $12.0 million in salaries and employee benefit restructuring charges related to the spin-off of its Florida operations. The remaining decrease is attributable to the successful implementation of a staff reduction initiative resulting from the spin-off of the Corporation’s Florida operations, partially offset by increases related to the acquisition of MBJ in July of 2004 and Slippery Rock in October of 2004. Combined net occupancy and equipment expense of $24.3 million in 2004 decreased $4.2 million or 14.8% from the combined 2003 level. In 2003, the Corporation incurred approximately $1.9 million in combined net occupancy and equipment restructuring charges related to the spin-off of its Florida operations. The remaining decrease is primarily attributable to reductions related to the spin-off of the Florida operations. Amortization of intangibles expense of $2.4 million in 2004 increased $0.2 million or 11.2% from 2003. This increase was attributable to the partial year impacts of the amortization of customer list intangibles resulting from the acquisition of MBJ in July of 2004 and deposit intangibles resulting from the acquisition of Slippery Rock in October of 2004.

Merger and consolidated related expense of $1.7 million in 2004 relates to costs incurred as a result of the acquisition of Slippery Rock in October of 2004. Debt extinguishment expense of $2.2 million in 2004 relates to the Corporation’s repayment of $207.0 million in higher cost FHLB advances. Additionally in 2003, the Corporation incurred $20.7 million in penalties to prepay $220.3 million in higher cost FHLB advances in conjunction with the spin-off of the Florida operations. Other expenses of $35.7 million in 2004 decreased $5.8 million or 13.9%. During 2003, the Corporation incurred approximately $4.5 million in other restructuring charges related to the spin-off of its Florida operations.

Income Taxes

The Corporation’s income tax expense of $27.5 million in 2004 was at an effective tax rate of 30.8% while the 2003 income tax expense from continuing operations of $9.0 million was at an effective tax rate of 24.9%. The 2003 effective tax rate was impacted by 4.5% resulting from the benefits relating to restructuring charges being recognized at rates higher than the Corporation’s overall effective income tax rate. Both years’ tax rates remain lower than the 35.0% federal statutory tax rate due to the tax benefits resulting from tax-exempt instruments and excludable dividend income.

Liquidity

The Corporation’s goal in liquidity management is to meet the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation with cost-effective funding. The Board of Directors has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. This policy designates the Corporate Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Corporation’s Treasury Department.

Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are resold in the secondary market. Proceeds from the sale of mortgage loans totaled $98.7 million for 2005 compared to $93.6 million for 2004.

Liquidity sources from liabilities are generated primarily through deposits. As of December 31, 2005 and 2004, deposits comprised 78.5% and 76.5% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of December 31, 2005, outstanding FHLB advances were $540.0 million, or 9.7% of total assets, while the total availability from these sources was $1.9 billion, or 34.9% of total assets. At December 31, 2004, outstanding FHLB advances were $492.6 million, or 9.8% of total assets, while the total availability from these sources was $1.7 billion, or 33.6% of total assets.

The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of December 31, 2005. The Corporation also issues subordinated debt on a regular basis.

The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. In addition, the Corporation has repurchased shares for specific re-issuance in connection with certain business combinations accounted for as purchase transactions. During 2005, the Corporation purchased treasury shares totaling $10.9 million and received $12.5 million upon re-issuance. In 2004 and 2003, the Corporation purchased treasury shares totaling $21.1 million and $33.9 million, respectively, and received $19.1 million and $33.4 million, respectively, as a result of re-issuance.

The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is primarily exposed to interest rate risk which results from its role as a financial intermediary. To succeed in this capacity, the Corporation offers an extensive variety of financial products to meet the diverse needs of its customers. These products sometimes create risk for the Corporation when product groups do not compliment one another, for example depositors may want short-term deposits while borrowers desire long-term loans.

Changes in market interest rates may result in changes in the fair value of the Corporation’s financial instruments, cash flows and net interest income. The ALCO is responsible for market risk management: devising policy guidelines, risk measures and limits; and managing the amount of interest rate risk and its effect on net interest income and capital. The Corporation’s Treasury Department measures interest rate risk and manages interest rate risk on a daily basis.

Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products: certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem their certificates early when rates rise.

The Corporation uses a sophisticated asset/liability model to measure its interest rate risk. Interest rate risk measures utilized by the Corporation include earnings simulation, economic value of equity (EVE) and gap analysis.

Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides the Corporation with a reasonably comprehensive view of its interest rate profile.

The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 1.05 and 1.03 at December 31, 2005 and 2004, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months.

Following is the gap analysis as of December 31, 2005 (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Interest Earning Assets (IEA)
Loans	$689,909	$353,251	$242,475	$440,095	$1,725,730
Investments	8,721	98,743	30,325	156,923	294,712

	698,630	451,994	272,800	597,018	2,020,442
Interest Bearing Liabilities (IBL)
Non-maturity deposits	547,033	—	—	—	547,033
Time deposits	86,332	205,083	311,554	420,675	1,023,644
Borrowings	220,531	26,445	47,283	64,217	358,476

	853,896	231,528	358,837	484,892	1,929,153

Period Gap	$(155,266)	$220,466	$(86,037)	$112,126	$91,289

Cumulative Gap	$(155,266)	$65,200	$(20,837)	$91,289

IEA/IBL (Cumulative)	.82	1.06	.99	1.05

Cumulative Gap to IEA	(3.13)%	1.31%	(0.42)%	1.84%

The allocation of non-maturity deposits to the one-month maturity bucket is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this bucket. The current allocation is representative of the estimated sensitivities for a +/− 100 basis point change in market rates.

The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

December 31	2005	2004

Net interest income change (12 months):
+ 100 basis points	.1%	.1%
− 100 basis points	(1.1)%	(3.4)%
Economic value of equity:
+ 100 basis points	(2.6)%	(4.7)%
− 100 basis points	(3.3)%	(3.2)%

The preceding measures are within policy limits. The overall level of interest rate risk has improved and is considered to be relatively low and stable.

The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage its exposure to interest rate fluctuations. Since 2004, short-term interest rates have risen significantly while long-term interest rates have increased only slightly. This flattening of the yield curve has made short-term deposits and long-term loans more attractive to customers: a situation that created additional interest rate risk for the Corporation. In order to keep the risk measures in an acceptable position, the ALCO crafted several strategies to mitigate its risk position. During February 2005, the Corporation entered into a forward starting interest rate swap with a notional amount of $125.0 million. Under the agreement, the Corporation will pay a fixed rate of interest and receive a variable rate based on the London Inter-Bank Offered Rate (LIBOR). The effective rate of the swap is January 3, 2006 and the maturity date is March 31, 2008 (for additional information, refer to the Interest Rate Swap section of the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report). During the fourth quarter of 2005, the Corporation repositioned its investment portfolio in order to reduce its interest rate risk. The transaction lowered the level of mortgage-related assets held by the Corporation which reduced the repricing risk and options risk of the Corporation (for additional information, refer to the Securities footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report). The Corporation also locked-in funding by utilizing long-term wholesale FHLB advances. In addition, the Corporation regularly sells fixed-rate, residential mortgages to the secondary mortgage loan market in order to manage its holdings of long-term, fixed-rate loans.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2005 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without a stated maturity	$2,363,786	—	—	—	$2,363,786
Certificates and other time deposits	1,008,341	$444,771	$175,941	$19,104	1,648,157
Operating leases	3,685	6,126	3,532	17,546	30,889
Long-term debt	58,519	304,527	89,833	209,690	662,569

	$3,434,331	$755,424	$269,306	$246,340	$4,705,401

The following table sets forth the amounts and expected maturities of commitments to extend credit and other off-balance sheet items as of December 31, 2005 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Commitments to extend credit	$648,169	$20,128	$3,142	$58,453	$729,892
Standby letters of credit	41,014	14,204	3,284	3,157	61,659

	$689,183	$34,332	$6,426	$61,610	$791,551

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that the borrower has the ability to draw upon these commitments at any time and these commitments often expire without being drawn upon.

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates two loan production offices in Florida. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.

Following is a summary of loans (in thousands):

December 31	2005	2004	2003	2002	2001

Commercial	$1,613,960	$1,440,674	$1,297,559	$1,257,132	$1,259,408
Direct installment	890,288	820,886	776,716	594,909	618,104
Consumer lines of credit	262,969	251,037	229,005	206,026	152,990
Residential mortgages	485,542	479,769	468,173	592,678	564,888
Indirect installment	493,740	389,754	452,170	523,428	439,192
Lease financing	1,685	2,926	16,594	36,975	60,907
Other	863	4,415	18,980	24,060	12,792

	$3,749,047	$3,389,461	$3,259,197	$3,235,208	$3,108,281

Total loans increased by $359.6 million or 10.6% to $3.7 billion at December 31, 2005 compared to December 31, 2004. The Corporation focused on growing the more desirable segments of the loan portfolio as commercial, direct installment and consumer lines of credit combined increased by $254.6 million or 10.1% primarily as a result of the acquisitions of NSD and North East and organic loan growth. Indirect installment increased $104.0 million or 26.7% as a result of the acquisitions of NSD and North East.

Total loans increased by $130.3 million or 4.0% to $3.4 billion at December 31, 2004 compared to December 31, 2003. The Corporation focused on growing the more desirable segments of the loan portfolio as commercial, direct installment and consumer lines of credit combined increased by $209.3 million or 9.1% primarily as a result of the acquisition of Slippery Rock and organic loan growth. This increase was offset by planned reductions in the indirect installment and automobile financing, which decreased by a combined $76.1 million or 16.2%. These tactical reductions were part of a strategic initiative designed to improve asset quality and fee income while focusing on more advantageous loan originations consistent with relationship banking.

As of December 31, 2005 and 2004, no concentrations of loans exceeding 10% of total loans existed that were not disclosed as a separate category of loans in the above table.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2005 (in thousands):

	Within	1-5	Over
	1 Year	Years	5 Years	Total

Commercial	$65,181	$373,637	$1,175,142	$1,613,960
Residential mortgages	564	18,285	466,693	485,542

	$65,745	$391,922	$1,641,835	$2,099,502

The total amount of loans due after one year includes $1.7 billion with floating or adjustable rates of interest and $369.1 million with fixed rates of interest.

Non-Performing Loans

Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days or more depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid.

Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

Following is a summary of non-performing loans (dollars in thousands):

December 31	2005	2004	2003	2002	2001

Non-accrual loans	$28,100	$27,029	$22,449	$18,329	$16,876
Restructured loans	5,032	4,993	5,719	5,915	5,578

	$33,132	$32,022	$28,168	$24,244	$22,454

Non-performing loans as a percentage of total loans	.88%	.94%	.86%	.75%	.72%

Following is a table showing the amounts of contractual interest income and actual interest income related to on non-accrual and restructured loans (in thousands):

December 31	2005	2004	2003	2002	2001

Gross interest income:
Per contractual terms	$3,179	$2,076	$2,227	$2,354	$1,564
Recorded during the year	528	727	923	855	431

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2005	2004	2003	2002	2001

Loans 90 days or more past due	$5,755	$5,113	$5,100	$6,924	$5,117
As a percentage of total loans	.15%	.15%	.16%	.21%	.16%

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

The components of the allowance for loan losses represent estimates based upon Financial Accounting Standards Board Statement (FAS) 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. FAS 5 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under FAS 114. FAS 114 is applied to commercial loans that are considered impaired.

Under FAS 114, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Commercial loans excluded from FAS 114 individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans in accordance with FAS 5.

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

Following is a summary of changes in the allowance for loan losses (dollars in thousands):

Year Ended December 31	2005	2004	2003	2002	2001

Balance at beginning of period	$50,467	$46,139	$46,984	$46,345	$39,803
Additions due to acquisitions	4,996	4,354	—	—	3,400
Reductions due to branch sales	(59)	(54)	—	—	—
Charge-offs:
Commercial	(3,422)	(2,333)	(2,447)	(1,583)	(8,282)
Installment	(14,847)	(14,736)	(15,769)	(12,577)	(11,483)
Residential mortgage	(966)	(639)	(571)	(849)	(4,598)
Lease financing	(472)	(1,088)	(1,457)	(1,548)	(1,441)

Total charge-offs	(19,707)	(18,796)	(20,244)	(16,557)	(25,804)
Recoveries:
Commercial	650	667	505	1,799	283
Installment	1,891	1,651	1,482	1,635	1,471
Residential mortgage	144	94	53	57	254
Lease financing	149	132	204	81	211

Total recoveries	2,834	2,544	2,244	3,572	2,219
Net charge-offs	(16,873)	(16,252)	(18,000)	(12,985)	(23,585)
Provision for loan losses	12,176	16,280	17,155	13,624	26,727

Balance at end of period	$50,707	$50,467	$46,139	$46,984	$46,345

Net charge-offs as a percent of average loans, net of unearned income	.46%	.50%	.56%	.41%	.77%
Allowance for loan losses as a percent of total loans, net of unearned income	1.35%	1.49%	1.42%	1.45%	1.49%
Allowance for loan losses as a percent of non-performing loans	153.05%	157.60%	163.80%	193.80%	206.40%

The installment category in the above table includes direct installment, consumer lines of credit and indirect installment loans.

The allowance for loan losses increased $0.2 million during 2005 representing a .5% increase in reserves for loan losses between December 31, 2004 and December 31, 2005. The NSD acquisition brought with it $310.4 million in loans and associated allowance for loan losses of $3.6 million, which represented 1.2% of NSD’s loans. The North East acquisition brought with it $49.5 million in loans and associated allowance for loan losses of $1.4 million, which represented 3.1% of North East’s loans. Offsetting these acquired reserves was a decrease of $4.1 million in the provision for loan losses recorded during this same period. This decrease in provision is a direct result of the Corporation’s improved asset quality.

The allowance for loan losses increased $4.3 million during 2004 representing a 9.4% increase in reserves for loan losses between December 31, 2003 and December 31, 2004. The increase in reserves for loan losses is attributed to the acquisition of Slippery Rock, which closed in October 2004. The Slippery Rock acquisition brought with it $190.0 million in loans and associated reserves for loan losses of $4.4 million, which represented

2.3% of Slippery Rock’s loans. The credit risks introduced through the Slippery Rock loan portfolio supported the higher loan loss reserves reported at year end 2004 given the inherent risk of assets acquired.

Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations, which influence the level of reserves. Commercial and commercial real estate loans are influenced by economic conditions within certain sectors of the economy, such as health care, manufacturing, automotive and the commercial office and commercial retail sub markets that are pressured by supply imbalances within certain market areas of the Corporation. Pressures on the Corporation’s healthcare customers include skilled labor shortages, rising liability costs and the risk to Medicaid payments as states balance tight budgets. In 2004, interest rates and energy costs increased, trends that have continued in 2005. Rising rates directly affect borrowers tied to floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. The Corporation also considers how rising interest rates and energy costs influence consumer loan customers who now carry historically high debt loads. Consumer credit risk and loss exposures are evaluated using loss histories of the FAS 5 pools and roll rate analysis to estimate credit quality migration and expected losses within the homogeneous loan pools.

Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off during 2005 increased $0.9 million to $19.7 million over 2004 charge-offs, primarily due to the charge-off of a $1.5 million loan that was previously fully reserved. Net charge-offs (annualized) as a percent of average loans decreased to .46% in 2005 compared to .50% in 2004 reflecting improved performance. Loans charged off in 2004 decreased $1.4 million to $18.8 million versus 2003. Loans charged off in 2003 increased $3.7 million compared to 2002. Loans charged off in 2002 decreased $9.2 million over 2001. The 2001 provision for loan losses was significantly influenced by the level of net charge-offs taken by Promistar Financial Corporation (Promistar) prior to its acquisition by the Corporation in 2002. The weak economy in southwestern Pennsylvania, which existed in 2001, and the overall economic climate subsequent to September 11 resulted in deterioration in the credit quality of several significant commercial loans. In addition, Promistar began to experience credit quality deterioration within the indirect consumer auto loan portfolio as loan loss and delinquency trends increased. As a result, Promistar charged off $14.2 million in loans and recorded a provision for loan losses of $18.3 million during 2001.

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in Each		in Each		in Each		in Each		in Each
		Category to		Category to		Category to		Category to		Category to
	Dec 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total
	2005	Loans	2004	Loans	2003	Loans	2002	Loans	2001	Loans

Commercial	$27,112	43%	$28,271	43%	$23,332	40%	$21,282	40%	$18,396	41%
Direct installment	11,631	24	10,947	24	9,429	24	10,376	18	13,252	20
Consumer lines of credit	2,486	7	1,280	7	1,282	7	1,194	7	405	5
Residential mortgages	2,958	13	632	14	579	14	818	18	669	18
Indirect installment	6,324	13	9,072	12	8,432	14	6,984	16	1,566	14
Lease financing	80	—	265	—	939	1	1,500	1	1,917	2
Other	116	—	—	—	—	—	—	—	103	—
Unallocated portion	—	—	—	—	2,146	—	4,830	—	10,037	—

	$50,707	100%	$50,467	100%	$46,139	100%	$46,984	100%	$46,345	100%

The amount allocated to commercial loans decreased in 2005 due to the charge-off of a $1.5 million loan that was previously fully reserved while the amount allocated to indirect installment loans decreased due to an improvement in credit quality as a result of improved underwriting guidelines. The amounts allocated to consumer lines of credit and residential mortgages increased in 2005 primarily as a result of the increased loan balances associated with the NSD acquisition.

The amounts allocated to both commercial loans and direct installment loans increased in 2004 primarily as a result of the increased loan balances associated with the Slippery Rock acquisition. During 2004, the Corporation enhanced its methodology for determining certain elements of the allowance. This enhancement resulted in allocation of the entire allowance to the specific loan portfolios.

Investment Activity

Investment activities serve to enhance the overall yield on earning assets while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to retain until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair market value. Securities are subject to similar interest rate and credit risk as loans. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to the Corporation, as well as equity. A change in value of held to maturity securities could also negatively affect the level of equity if there was a decline in the underlying creditworthiness of the issuers or a change in the Corporation’s intent and ability to hold the securities to maturity.

During 2005, securities available for sale decreased by $232.4 million and securities held to maturity increased by $259.8 million from December 31, 2004. During the fourth quarter of 2005, management changed its intent with respect to certain available for sale debt securities and as a result sold $559.6 million of fixed rate securities with an average yield of 4.13% and an average life of three years resulting in a realized loss of $13.3 million. These sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels. The proceeds from the sale were used to retire $89.8 million of higher rate short-term borrowings and to purchase $469.8 million of shorter maturity securities that have an average life of two years.

As of December 31, 2005, securities with an amortized cost of $321.2 million and $881.1 million were classified as available for sale and held to maturity, respectively. Management believes the Corporation has sufficient liquidity available to meet its normal operating cash needs despite the increase in securities in the held to maturity portfolio from 2004.

During 2004, the Corporation transferred $519.4 million from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the remaining average life of the securities transferred. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2005 (dollars in thousands):

		Weighted
		Average
	Amount	Yield

Obligations of U.S. Treasury and other U.S. Government agencies:
Maturing within one year	$68,104	4.65%
Maturing after one year within five years	227,043	4.76
Maturing after ten years	509	5.61
States of the U.S. and political subdivisions:
Maturing within one year	3,802	5.67
Maturing after one year within five years	23,957	5.11
Maturing after five years within ten years	77,715	4.95
Maturing after ten years	24,560	5.61
Other securities:
Maturing within one year	550	4.02
Maturing after one year within five years	2,587	5.81
Maturing after ten years	53,579	6.50
Mortgage-backed securities	663,656	4.86
Equity securities	58,364	4.25

Total	$1,204,426	4.91

The weighted average yields for tax-exempt securities are computed on a tax equivalent basis using the federal statutory tax rate of 35.0%. The weighted average yields for securities available for sale are based on amortized cost.

Deposits and Short-Term Borrowings

As a commercial bank holding company, the Corporation’s primary source of funds is its deposits. Those deposits are provided by businesses and individuals located within the markets served by the Corporation’s subsidiaries.

Total deposits increased $413.9 million to $4.0 billion at December 31, 2005 compared to December 31, 2004, primarily as a result of the acquisitions of NSD and North East. The Corporation experienced an unfavorable shift in its deposit mix during 2005, as the core deposit categories of non-interest bearing demand, interest bearing demand and savings increased a combined $161.0 million or 7.3% while certificates of deposit increased $252.9 million or 18.1%.

Short-term borrowings, made up of repurchase agreements, federal funds purchased, FHLB advances, subordinated notes and other short-term borrowings, decreased by $16.1 million to $379.0 million at December 31, 2005 compared to December 31, 2004. This decrease is the result of decreases of $35.9 million and $26.2 million in federal funds purchased and subordinated notes, respectively. These decreases were partially offset by increases of $21.7 million and $24.0 million in repurchase agreements and FHLB advances, respectively. The increase in repurchase agreements is the result of the Corporation’s strategic initiative to increase and expand its commercial lending relationships.

Repurchase agreements and subordinated notes are the largest components of short-term borrowings. At December 31, 2005, repurchase agreements and subordinated notes represented 48.2% and 33.2%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to repurchase agreements (dollars in thousands):

	2005	2004	2003

Balance at year-end	$182,517	$160,847	$81,444
Maximum month-end balance	196,470	160,847	91,786
Average balance during year	182,779	130,698	77,977
Weighted average interest rates:
At end of year	3.49%	1.56%	.63%
During the year	2.57	1.06	1.20

The repurchase agreements have next day maturities.

Following is a summary of selected information relating to short-term subordinated notes (dollars in thousands):

	2005	2004	2003

Balance at year-end	$125,673	$151,860	$144,006
Maximum month-end balance	148,014	151,860	145,062
Average balance during year	138,531	142,062	138,187
Weighted average interest rates:
At end of year	4.02%	3.41%	3.47%
During the year	3.97	3.29	3.70

Approximately 72.7% of the short-term subordinated notes are daily notes. The remaining 27.3% of the short-term subordinated notes have various terms ranging from three to twelve months.

Capital Resources

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Corporation has an effective $200.0 million shelf registration statement with the SEC. The Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or trust preferred securities in one or more offerings up to a total dollar amount of $200.0 million.

Capital management is a continuous process. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. Book value per share was $8.31 at December 31, 2005 compared to $6.47 at December 31, 2004. The Corporation issues shares, which were initially acquired through the acquisition of treasury stock, in connection with its various benefit plans.

In late 2005, the four federal banking agencies, the OCC, Federal Reserve Board, the FDIC and the Office of Thrift Supervision, published an interagency advance notice of proposed rulemaking regarding potential revisions to the existing risk-based capital framework. These changes would apply to banks, bank holding companies and savings associations. The Corporation will continue to monitor these potential changes to the risk-based capital standards and will make the necessary changes to ensure that it remains well-capitalized.

The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional common stock in order maintain its well-capitalized status.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control Over Financial Reporting

F.N.B. Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this Annual Report have been prepared in conformity with United States generally accepted accounting principles (U.S. GAAP).

We, as management of the Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. GAAP. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2005 in relation to criteria set forth for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that as of December 31, 2005 the Corporation’s internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on management’s assessment of the Corporation’s internal control over financial reporting.

/s/ Stephen J. Gurgovits	/s/ Brian F. Lilly
Stephen J. Gurgovits	Brian F. Lilly
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of F.N.B. Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of F.N.B. Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 8, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that F.N.B. Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of F.N.B. Corporation’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that F.N.B. Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, F.N.B. Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005, of F.N.B. Corporation and our report dated March 8, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
March 8, 2006

F.N.B. Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31
	2005	2004
	Dollars in thousands,
	except par values

ASSETS
Cash and due from banks	$131,604	$100,839
Interest bearing deposits with banks	627	2,921
Securities available for sale	323,287	555,698
Securities held to maturity (fair value of $867,122 and $620,827)	881,139	621,302
Mortgage loans held for sale	4,740	5,819
Loans, net of unearned income of $27,595 and $30,592	3,749,047	3,389,461
Allowance for loan losses	(50,707)	(50,467)

Net Loans	3,698,340	3,338,994
Premises and equipment, net	87,013	79,033
Goodwill	196,354	84,544
Bank owned life insurance	122,666	112,300
Other assets	144,556	125,559

Total Assets	$5,590,326	$5,027,009

LIABILITIES
Deposits:
Non-interest bearing demand	$688,391	$663,278
Savings and NOW	1,675,395	1,539,547
Certificates and other time deposits	1,648,157	1,395,262

Total Deposits	4,011,943	3,598,087
Other liabilities	59,634	73,505
Short-term borrowings	378,978	395,106
Long-term debt	662,569	636,209

Total Liabilities	5,113,124	4,702,907

STOCKHOLDERS’ EQUITY
Common stock — $0.01 par value Authorized — 500,000,000 shares Issued — 57,513,586 and 50,210,113 shares	575	502
Additional paid-in capital	447,614	295,404
Retained earnings	31,308	27,998
Accumulated other comprehensive income	3,597	4,965
Deferred stock compensation	(4,154)	(1,428)
Treasury stock — 94,545 and 151,994 shares at cost	(1,738)	(3,339)

Total Stockholders’ Equity	477,202	324,102

Total Liabilities and Stockholders’ Equity	$5,590,326	$5,027,009

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Income

	Year Ended December 31
	2005	2004	2003
	Dollars in thousands, except per share data

Interest Income
Loans, including fees	$240,966	$208,307	$218,839
Securities:
Taxable	49,275	42,248	32,842
Nontaxable	4,138	2,554	3,855
Dividends	2,403	1,325	1,461
Other	407	14	22

Total Interest Income	297,189	254,448	257,019
Interest Expense
Deposits	66,112	52,400	57,710
Short-term borrowings	14,501	7,278	7,437
Long-term debt	28,167	24,712	21,843

Total Interest Expense	108,780	84,390	86,990

Net Interest Income	188,409	170,058	170,029
Provision for loan losses	12,176	16,280	17,155

Net Interest Income After Provision for Loan Losses	176,233	153,778	152,874
Non-Interest Income
Service charges	39,970	34,264	34,140
Insurance commissions and fees	12,794	11,245	9,139
Securities commissions and fees	4,490	4,954	4,002
Trust	7,125	6,926	7,297
Bank owned life insurance	3,301	3,459	3,773
Gain on sale of mortgage loans	1,393	1,769	2,860
(Loss) gain on sale of securities	(11,703)	607	1,949
Impairment loss on equity security	(1,953)	—	—
Gain on sale of branches	—	4,135	—
Data processing contract termination	—	3,840	—
Other	2,530	6,942	4,995

Total Non-Interest Income	57,947	78,141	68,155
Non-Interest Expense
Salaries and employee benefits	81,035	71,328	87,434
Net occupancy	12,666	11,064	12,744
Equipment	12,911	13,282	15,839
Amortization of intangibles	3,743	2,415	2,172
Advertising and promotional	3,210	2,142	2,198
Insurance claims paid	2,654	2,696	2,377
Merger related	1,303	1,681	—
Debt extinguishment penalty	—	2,245	20,737
Other	39,553	35,734	41,524

Total Non-Interest Expense	157,075	142,587	185,025

Income Before Income Taxes	77,105	89,332	36,004
Income taxes	21,847	27,537	8,966

Income from Continuing Operations	55,258	61,795	27,038
Earnings from discontinued operations, net of taxes of $16,631	—	—	31,751

Net Income	$55,258	$61,795	$58,789

Net Income per Common Share
Basic:
Continuing operations	$.99	$1.31	$.58
Discontinued operations	—	—	.69

	$.99	$1.31	$1.27

Diluted:
Continuing operations	$.98	$1.29	$.57
Discontinued operations	—	—	.68

	$.98	$1.29	$1.25

Cash Dividends Paid per Common Share	$.925	$.92	$.93

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Compre-			Additional		Other	Deferred
	hensive	Preferred	Common	Paid-In	Retained	Comprehensive	Stock	Treasury
	Income	Stock	Stock	Capital	Earnings	Income	Compensation	Stock	Total
	Dollars in thousands

Balance at January 1, 2003		$1	$442	$516,186	$73,363	$17,335	$—	$(8,731)	$598,596
Income:
Continuing operations	$27,038				27,038				27,038
Discontinued operations	31,751				31,751				31,751
Change in other comprehensive income, net of tax	(7,084)					(7,084)			(7,084)

Comprehensive income	$51,705

Cash dividends declared:
Preferred stock					(62)				(62)
Common stock $0.93 per share					(42,810)				(42,810)
Purchase of common stock								(33,888)	(33,888)
Issuance of common stock				7,060	(7,059)			33,367	33,368
Stock dividend			22	65,281	(65,303)				—
Conversion/retirement of preferred stock		(1)		(2,518)	(5,386)			7,905	—

Balance at December 31, 2003		—	464	586,009	11,532	10,251	—	(1,347)	606,909
Net income	$61,795				61,795				61,795
Change in other comprehensive income, net of tax	(3,388)					(3,388)			(3,388)

Comprehensive income	$58,407

Cash dividends declared:
Common stock $0.92 per share					(43,476)				(43,476)
Spin-off of Florida operations				(363,219)		(1,898)			(365,117)
Change in deferred stock compensation							(1,428)		(1,428)
Purchase of common stock								(21,101)	(21,101)
Issuance of common stock			38	72,614	(1,853)			19,109	89,908

Balance at December 31, 2004		—	502	295,404	27,998	4,965	(1,428)	(3,339)	324,102
Net income	$55,258				55,258				55,258
Change in other comprehensive income, net of tax	(1,368)					(1,368)			(1,368)

Comprehensive income	$53,890

Cash dividends declared:
Common stock $0.925 per share					(52,336)				(52,336)
Change in deferred stock compensation							(2,726)		(2,726)
Purchase of common stock								(10,926)	(10,926)
Issuance of common stock			73	152,210	388			12,527	165,198

Balance at December 31, 2005		$—	$575	$447,614	$31,308	$3,597	$(4,154)	$(1,738)	$477,202

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
			Revised
			See Note 3
	Dollars in thousands

Operating Activities
Income from continuing operations	$55,258	$61,795	$27,038
Income from discontinued operations	—	—	31,751
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	15,315	14,620	15,148
Provision for loan losses	12,176	16,280	17,155
Deferred taxes	5,881	(2,751)	3,980
Loss (gain) on sale of securities	11,703	(607)	(1,949)
Gain on sale of loans	(1,393)	(1,769)	(2,860)
Proceeds from sale of trading securities	—	14,187	—
Proceeds from sale of loans	98,652	93,630	156,057
Loans originated for sale	(96,180)	(96,245)	(130,455)
Net change in:
Interest receivable	916	(1,760)	1,768
Interest payable	(8,677)	(3,789)	1,948
Other, net	(19,323)	19,703	111,788
Operating cash flows from discontinued operations	—	—	(231,182)

Net cash flows provided by operating activities	74,328	113,294	187

Investing Activities
Net change in:
Interest bearing deposits with banks	2,295	(1,769)	1,666
Loans	(20,692)	37,519	(43,726)
Bank owned life insurance	(1,482)	112	2,302
Securities available for sale:
Purchases	(413,892)	(461,342)	(593,283)
Sales	659,464	104,220	31,137
Maturities	101,260	203,519	330,073
Securities held to maturity:
Purchases	(356,655)	(93,250)	—
Maturities	118,945	45,722	8,361
Increase in premises and equipment	(5,677)	(968)	618
Net cash received (paid) for mergers and acquisitions	12,571	3,070	(150,126)
Investing cash flows from discontinued operations	—	—	(252,010)

Net cash flows provided by (used in) investing activities	96,137	(163,167)	(664,988)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	(98,945)	(83,223)	367,528
Time deposits	73,148	(21,104)	(232,123)
Short-term borrowings	(31,073)	176,651	(22,404)
Increase in long-term debt	64,031	262,950	430,544
Decrease in long-term debt	(103,788)	(243,969)	(245,792)
Purchase of common stock	(10,926)	(21,101)	(33,888)
Issuance of common stock	20,189	18,824	33,367
Cash dividends paid	(52,336)	(43,476)	(42,872)
Financing cash flows from discontinued operations	—	—	268,799

Net cash flows (used in) provided by financing activities	(139,700)	45,552	523,159

Net Increase (Decrease) in Cash and Due from Banks	30,765	(4,321)	(141,642)
Cash and due from banks at beginning of year	100,839	105,160	246,802

Cash and Due from Banks at End of Year	$131,604	$100,839	$105,160

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Nature of Operations

F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio and two loan production offices in Florida, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements of F.N.B. Corporation include the accounts of the Corporation and its subsidiaries. The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC (FNIA), Regency Finance Company (Regency) and F.N.B. Capital Corporation, LLC.

The Corporation completed acquisitions of Morrell, Butz and Junker, Inc. and MBJ Benefits, Inc. (collectively, MBJ), Slippery Rock Financial Corporation (Slippery Rock), NSD Bancorp, Inc. (NSD) and North East Bancorp, Inc. (North East) on August 1, 2004, October 8, 2004, February 18, 2005 and October 7, 2005, respectively. These acquisitions are further discussed in the Mergers and Acquisitions for Continuing Operations footnote. The consolidated financial statements include the results of operations of these entities from their respective dates of acquisition.

The accompanying consolidated financial statements include all adjustments, consisting only of normal recurring accruals that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

The Corporation’s consolidated financial statements include subsidiaries in which the Corporation has a controlling financial interest. Investments in companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary).

Use of Estimates

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired businesses are included in the statement of income from the date of acquisition.

Cash Equivalents

The Corporation considers cash and demand balances due from banks as cash and cash equivalents.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Securities

Investment securities, which are composed of debt securities and certain equity securities, comprise a significant portion of the Corporation’s consolidated balance sheet. Such securities can be classified as “Securities Available for Trading,” “Securities Held to Maturity” or “Securities Available for Sale.”

Securities available for trading are held primarily as a result of management’s intent to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the statement of income. As of December 31, 2005 and 2004, the Corporation did not carry a portfolio of trading securities.

Securities held to maturity are comprised of debt securities, which were purchased with management’s positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses not deemed other-than-temporary reported separately as a component in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available for sale securities are recorded on the statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for recovery in market value or maturity. Among the factors that are considered in determining intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the statement of income.

Equity Method Investment

Through September 8, 2004, the Corporation accounted for its ownership of the common stock of Sun Bancorp, Inc. (Sun) under the equity method. Under the equity method, the carrying value of the Corporation’s investment in Sun was adjusted for the Corporation’s share of Sun’s earnings and reduced by dividends received from Sun. On September 9, 2004, the Corporation ceased to have any management control over Sun as the Corporation gave up its two seats on the Sun Board of Directors. As a result, the Corporation changed its accounting method to the cost basis of accounting and moved 56% of its investment in Sun to securities available for trading. In conjunction with this transfer, the Corporation recognized a $1.2 million gain due to the market value being higher than book value at the end of the third quarter of 2004. The remaining 44% of the Corporation’s investment in Sun was moved from the equity method of accounting to securities available for sale, at the securities carrying value at that date.

On October 1, 2004, Omega Financial Corporation (Omega) completed its acquisition of Sun. Under the terms of the agreement, Sun stockholders were entitled to receive either 0.664 shares of Omega common stock for each share of Sun common stock or $23.25 in cash for each share held, subject to a pro rata allocation such that 20% of the merger consideration would be paid in cash and 80% would be in the form of Omega common stock. On October 15, 2004, the Corporation received cash for 610,192 shares of Sun common stock that it categorized as trading. The remaining 479,930 shares of Sun common stock were converted into 318,673 shares of Omega common stock. As provided under EITF 91-5, Nonmonetary Exchange of Cost-Method Investments, on October 1,

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

2004, the Corporation recorded a gain of $1.0 million to reflect the difference between market value at the transaction date and the carrying value of the remaining shares classified as available for sale.

In conjunction with Omega’s acquisition of Sun, Omega terminated the servicing agreement that the Corporation had with Sun. For the year ended December 31, 2004, the Corporation recognized a $3.8 million gain as a result of this contract termination.

The Corporation recognized an other-than-temporary impairment loss of $2.0 million in 2005 on the Omega securities classified as available for sale.

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party.

Mortgage Loans Held for Sale and Loan Commitments

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

The Corporation offers rate lock commitments to potential borrowers. The commitments are generally for 45 days and guarantee a specified interest rate for a loan if underwriting standards are met, but the commitment does not obligate the potential borrower to close on the loan. Accordingly, some commitments expire prior to becoming loans. The Corporation enters into such contracts in order to control interest rate risk under an asset/liability strategy that is meant to limit risk from holding longer-term mortgages. Whenever a customer desires these products, a mortgage originator quotes a secondary market rate, guaranteed for that day by the investor. The rate lock is executed between the mortgagee and the Corporation, and in turn a forward sales contract is executed between the Corporation and the investor. Both the rate lock commitment and the corresponding forward sales contract for each customer are considered derivatives. As such, changes in the fair value of the derivatives during the commitment period are recorded in current earnings and included in other income on the consolidated statements of income.

Interest Rate Swap

In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it will pay a fixed rate of interest and receive a variable rate based on the London Inter-Bank Offered Rate (LIBOR). The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of debentures. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under the critical terms match method. At December 31, 2005, the swap had a fair value of $1.5 million which has been recorded in other assets, and other comprehensive income, net of tax. The Corporation accounts for the swap in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities.

Loans and the Allowance for Loan Losses

Loans are reported at their outstanding principal amount outstanding net of unearned income, unamortized premiums or discounts, acquisition fair value adjustments and any deferred fees or costs on originated loans.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Interest income on loans is accrued on the principal outstanding. It is the Corporation’s policy to discontinue interest accruals when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the installment loan type. Commercial loan charges-offs, either in whole or in part, are generally made as soon as facts and circumstances raise a serious doubt as to the collectibility of all or a portion of the principal. Loan origination fees and related costs are deferred and recognized over the life of the loans as an adjustment of yield in interest income.

The allowance for loan losses is maintained at a level that, in management’s judgment, is believed adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance for loan losses is based on management’s evaluation of potential loan losses in the loan portfolio, which includes an assessment of past experience, current economic conditions in specific industries and geographic areas, general economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current environmental factors and economic trends, all of which are susceptible to significant change. Loan losses are charged off against the allowance when the loss actually occurs or when a determination is made that a loss is probable while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. Evaluations are conducted at least quarterly and more often as deemed necessary.

Management estimates the allowance for loan losses pursuant to FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. Larger balance commercial and commercial real estate loans that are considered impaired as defined in FAS 114 are reviewed individually to assess the likelihood and severity of loss exposure. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan, or the estimated realizable value of the collateral. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under FAS 5 based upon historical loss rates for each of these categories of loans. Historical loss rates for each of these loan categories may be adjusted to reflect management’s estimates of the impacts of current economic conditions, trends in delinquencies and non-performing loans, as well as changes in credit underwriting and approval requirements. The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or in management’s opinion the account should be placed on non-accrual status (loans partially charged off are immediately placed on non-accrual status). When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed generally on the straight-line method over the asset’s estimated useful life. Leasehold improvements are expensed over the lesser of the asset’s estimated useful life or the term of the lease. Useful lives are dependent upon the nature and condition of the asset and range from 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Real Estate Owned

Other real estate owned (OREO) is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is included in other assets at the estimated fair value less estimated selling costs. Changes to the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized resulting from the sale of OREO are recognized in non-interest expense on the date of sale.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. For each acquisition, goodwill and other intangible assets are allocated to the reporting units based upon the relative fair value of the assets and liabilities assigned to each reporting unit. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are amortized primarily over ten years using the straight line method. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.

The Corporation tests goodwill and other intangible assets for impairment at least annually, or when indicators of impairment exist, to determine whether impairment may exist. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test is judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, growth rates and determination and evaluation of appropriate market comparables.

Income Taxes

The Corporation and a majority of its subsidiaries file a consolidated federal income tax return. The provision for federal and state income taxes is based on income reported on the consolidated financial statements, rather than the amounts reported on the respective income tax returns. Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

The Corporation makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Corporation’s tax provision in a subsequent period.

The Corporation assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Corporation must increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are unlikely to be recovered. The Corporation believes that a substantial majority of the deferred tax assets recorded on the balance sheet will ultimately be recovered. However, should there be a change in the Corporation’s ability to recover its deferred tax assets, the effect of this change would be recorded through the provision for income taxes in the period during which such change occurs.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Advertising and Promotional Costs

Advertising and promotional costs are generally expensed as incurred.

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

Stock Based Compensation

Current accounting guidance permits two alternative methods of accounting for stock-based compensation, the intrinsic value method of Accounting Principles Board (APB) Opinion 25, Accounting for Stock Issued to Employees, and the fair value method of FAS 123, Accounting for Stock-Based Compensation. FAS 148, Accounting for Stock-Based Compensation Transition and Disclosure, provides alternative methods of accounting for stock-based employee compensation. The Corporation continued to account for its stock-based compensation plans under APB Opinion 25 through December 31, 2005. On January  1, 2006, the Corporation adopted FAS 123R. See further details in the New and Proposed Accounting Standards footnote.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In accordance with FAS 123, the following table shows pro forma net income and earnings per share assuming stock options had been expensed based on the fair value of the options granted along with the significant weighted average assumptions used in the Black-Scholes option valuation model (dollars in thousands, except per share data):

Year Ended December 31	2005	2004	2003

Income from continuing operations	$55,258	$61,795	$27,038
Stock-based employee compensation cost included in net income from continuing operations, net of tax	1,010	517	184
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(1,602)	(1,496)	(1,435)

	54,666	60,816	25,787

Income from discontinued operations	—	—	31,751
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax, for discontinued operations	—	—	(827)

	—	—	30,924

Pro forma net income	$54,666	$60,816	$56,711

Basic Earnings per Common Share:
As reported:
From continuing operations	$.99	$1.31	$.58
From discontinued operations	—	—	.69

	$.99	$1.31	$1.27

Pro forma:
From continuing operations	$.98	$1.29	$.56
From discontinued operations	—	—	.67

	$.98	$1.29	$1.23

Diluted Earnings per Common Share:
As reported:
From continuing operations	$.98	$1.29	$.57
From discontinued operations	—	—	.68

	$.98	$1.29	$1.25

Pro forma:
From continuing operations	$.97	$1.27	$.55
From discontinued operations	—	—	.66

	$.97	$1.27	$1.21

Weighted Average Assumptions:
Risk-free interest rate	4.27%	4.77%	4.51%
Dividend yield	2.88%	2.98%	2.74%
Expected stock price volatility	.20%	.22%	.20%
Expected life (years)	5.00	5.00	5.00
Fair value of options granted	$4.55	$4.80	$4.45

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

2.	New and Proposed Accounting Standards

Meaning of Other-Than-Temporary Impairment

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired and when that impairment should be considered other-than-temporary, even if the decision to sell has not been made. This FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The Corporation adopted the guidance of this FSP during 2005 and this guidance is used in its securities valuation process.

Accounting Changes and Error Corrections

In May 2005, the FASB issued FAS 154, Accounting Charges and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement required retrospective application to prior period consolidated financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of the standard is not expected to have a material effect on the financial condition, results of operations or liquidity of the Corporation.

Share Based Payment

In December 2004, the FASB revised FAS 123, Accounting for Stock-Based Compensation. FAS 123R establishes accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. FAS 123R requires the Corporation to change its method of accounting for share-based awards to include estimated forfeitures in the initial estimate of compensation expense, and to accelerate the recognition of compensation expense for retiree-eligible employees for grants made subsequent to the adoption. Presently, the Corporation records compensation expense for retirement-eligible employees ratably over the vesting period. The impact of applying the provisions of FAS 123R related to retirement-eligible employees in 2005 and 2004 would have increased compensation expense by $1.1 million and $0.7 million, respectively. The Corporation adopted this statement on January 1, 2006 using the modified-prospective transition method. The adoption of the standard (and the provisions therein) will not have a material effect on the financial condition, results of operations or liquidity of the Corporation in 2006 while the impact for future years will depend on the nature of the awards granted. For purposes of historical comparison of the compensation expense of options, see the Stock-Based Compensation section of the Summary of Significant Accounting Policies footnote.

Accounting for Certain Loans or Debt Securities Acquired in a Transfer

In December 2003, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 requires acquired loans to

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

be recorded at the amount of the purchaser’s initial investment and prohibits carrying over valuation allowances from the seller for those individually evaluated loans that have evidence of deterioration of credit quality since origination, and it is probable that all contractual cash flows on the loan will not be collected. SOP 03-3 also requires that the excess of contractual cash flows over cash flows expected to be collected (non-accretable difference) at acquisition to be recognized prospectively through adjustments to the loan’s yield over its remaining life, while subsequent decreases in expected cash flows, on the other hand, should be recognized as impairment through the allowance for loan losses. The Corporation adopted SOP 03-3 effective January  1, 2005. The adoption of the standard did not have a material effect on the financial condition, results of operations or liquidity of the Corporation. The impact of this pronouncement as it relates to the Corporation’s acquisitions in 2005 is discussed in the Mergers and Acquisitions for Continuing Operations footnote.

Accounting for Uncertain Tax Positions

In July 2005, the FASB released an Exposure Draft of a proposed interpretation, Accounting for Uncertain Tax Positions — an Interpretation of FAS 109. The Exposure Draft contains proposed language related to the recognition and measurement of uncertain tax positions. Any initial de-recognition amounts will be reported as a cumulative effect of an accounting principle. In October 2005, the effective date of the Exposure Draft was delayed and in January 2006, the FASB staff concluded that it will be effective as of the beginning of the first annual period beginning after December 31, 2006. A final interpretation is expected to be issued during the first quarter of 2006. The Corporation has not yet evaluated the potential impact of the Exposure Draft on its consolidated financial statements.

3.	Discontinued Operations

On January 1, 2004, the Corporation spun off its Florida operations into a separate, publicly traded company known as First National Bankshares of Florida, Inc. (Bankshares) and transferred all of its Florida operations to Bankshares. At the same time, the Corporation distributed all of the outstanding stock of Bankshares to the Corporation’s stockholders of record as of December 26, 2003. Stockholders eligible for the distribution received one share of Bankshares common stock for each outstanding share of the Corporation’s common stock held. Immediately following the distribution, the Corporation and its subsidiaries did not own any shares of Bankshares common stock and Bankshares became an independent public company. Concurrent with the spin-off of its Florida operations, the Corporation moved its executive offices from Naples, Florida to Hermitage, Pennsylvania on January 1, 2004.

As a result of the spin-off, the Florida operations’ earnings have been reclassified as discontinued operations on the consolidated statements of income, and assets and liabilities related to these discontinued operations have been disclosed separately on the consolidated balance sheets. No income or loss was recorded from discontinued operations in 2005 or 2004.

Following is a summary of the income and expense of the Corporation’s discontinued operations included in the results for the year ended December 31, 2003 (in thousands):

Interest income	$166,294
Interest expense	42,846
Provision for loan losses	7,184
Non-interest income	62,416
Non-interest expense	130,298

Income Before Income Taxes	48,382
Income taxes	16,631

Income from Discontinued Operations	$31,751

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The spin-off resulted in the division of certain existing corporate support functions between the two resulting entities. Corporate expenses included in the Corporation’s financial results represent an allocation of F.N.B. Corporation’s corporate expenses. This allocation was based on a specific review to identify costs incurred for the benefit of the subsidiaries of the Corporation and in management’s judgment resulted in a reasonable allocation of such costs. The Corporation was allocated $24.7 million of overhead costs related to shared administrative and support functions for 2003. The majority of these costs were specific to the activities of the continuing operations. The remaining costs were allocated based on a proportional share of assets.

In 2003, the Corporation incurred approximately $39.2 million in restructuring expenses directly attributable to the distribution. These expenses consisted of a $20.7 million prepayment penalty for refinancing Federal Home Loan Bank (FHLB) debt, $12.0 million of early retirement expenses, involuntary separation costs and data processing contract termination costs, $3.4 million in professional fees and approximately $3.1 million in the write-off of fixed assets and other expenses connected with the separation.

The 2003 consolidated statement of cash flows has been revised to present the impact of operating, investing and financing activities separately, which in prior periods was combined in a single amount in operating activities. The $99.7 million of cash associated with the spin-off of Bankshares has been included in net cash flows from operating activities in 2003.

4.	Mergers and Acquisitions for Continuing Operations

On November 1, 2005, the Corporation completed the acquisition of the assets of Penn Group Insurance, Inc. (Penn Group), a full-service insurance agency based in Pittsburgh, Pennsylvania. Penn Group, an established life and employee benefits agency, became a part of the Corporation’s existing insurance agency, FNIA.

On October 7, 2005, the Corporation completed its acquisition of North East (Pink Sheets: NEBI), a bank holding company headquartered in North East, Pennsylvania with $68.0 million in assets, $49.4 million in loans and $61.2 million in deposits. The acquisition was accounted for as a purchase. Consideration paid by the Corporation totaled $15.4 million comprised of 862,611 shares of the Corporation’s common stock and $169,800 in exchange for 145,168 shares of North East common stock. North East’s banking subsidiary, The National Bank of North East, was merged into FNBPA. The Corporation recorded $10.6 million in goodwill and $0.3 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes. The Corporation determined that loans with a book value totaling approximately $2.1 million and with a fair value of $0.6 million were within the guidelines set forth under SOP 03-3. These loans have been recorded at their fair value and the allowance for loan losses was reduced by $0.1 million. Accordingly, $1.4 million of allowance for loan losses on loans was not subject to SOP 03-3 for the acquisition.

On February 18, 2005, the Corporation completed its acquisition of NSD (Nasdaq: NSDB), a bank holding company headquartered in Pittsburgh, Pennsylvania with $503.0 million in assets, $308.9 million in loans and $378.8 million in deposits. The acquisition, which was accounted for as a purchase, was a stock transaction valued at approximately $127.5 million. The Corporation issued 5,944,343 shares of its common stock in exchange for 3,302,485 shares of NSD common stock. NSD’s banking subsidiary, NorthSide Bank, was merged into FNBPA. The Corporation recorded $98.5 million in goodwill and $8.4 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes. The Corporation determined that loans with a book value totaling approximately $9.6 million and with a fair value of $3.8 million were within the guidelines set forth under SOP 03-3. These loans have been recorded at their fair value and the allowance for loan losses was reduced by $2.5 million. Accordingly, $3.6 million of allowance for loan losses on loans was not subject to SOP 03-3 for the acquisition.

On October 8, 2004, the Corporation completed its acquisition of Slippery Rock (OTC BB: SRCK), a bank holding company headquartered in Slippery Rock, Pennsylvania with $335.0 million in assets. The acquisition, which was accounted for as a purchase, was a stock and cash transaction valued at $84.3 million. The Corporation

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

issued 3,309,203 shares of its common stock in exchange for 2,346,952 shares of Slippery Rock common stock. In addition, the Corporation paid $11.6 million to Slippery Rock stockholders in exchange for 414,482 shares of Slippery Rock common stock. Slippery Rock’s banking subsidiary, First National Bank of Slippery Rock, was merged into FNBPA. FNBPA recognized $53.4 million in goodwill and $5.3 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

On July 30, 2004, the Corporation completed the acquisition of the assets of MBJ, a full-service insurance agency based in Pittsburgh, Pennsylvania. MBJ is one of the largest independent insurance agencies in western Pennsylvania with annual revenues of $4.0 million. MBJ, which offers property and casualty, life and health, and group benefits coverage to both commercial and individual clients, became a part of the Corporation’s existing insurance agency, FNIA, doubling the size of the Corporation’s insurance business. The acquisition agreement includes an earn- out provision of up to $3.0 million based on defined revenue and profitability targets over the five-year period ending December 31, 2009.

On April 30, 2004, Regency completed its acquisition of eight consumer finance offices in the greater Columbus, Ohio area from The Modern Finance Company (Modern Finance), an affiliate of Thaxton Group, Inc., headquartered in South Carolina. This acquisition added approximately $7.0 million in net loans outstanding to Regency’s portfolio.

The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates. The purchase accounting for MBJ, Slippery Rock, NSD, Modern Finance and Penn Group was finalized as of December 31, 2005. The purchase accounting for North East will be finalized in the first quarter of 2006.

Pending Acquisition

On December 21, 2005, the Corporation announced the signing of a definitive merger agreement to acquire The Legacy Bank (Legacy), a commercial bank and trust company with $382.0 million in assets based in Harrisburg, Pennsylvania. The transaction is valued at approximately $75.0 million. Thirty percent of the consideration will be exchanged for cash at $18.40 per Legacy share and the remaining seventy percent of the consideration will be exchanged for F.N.B. Corporation common stock on a one-for-one basis. The transaction is expected to be completed in the second quarter of 2006, pending regulatory and stockholder approval.

5.	Balance Sheet Repositioning, Efficiency Improvement Charges and Merger Expenses

During the fourth quarter of 2005, the Corporation completed a balance sheet repositioning to reduce its exposure to an anticipated rise in interest rates and improve future net income levels. The Corporation realized a loss of $13.3 million from the sale of fixed rate available for sale debt securities. The repositioning had a nominal impact on the Corporation’s stockholders’ equity as the previously unrealized losses associated with the securities sold had been reflected in accumulated other comprehensive income. Additional information is provided in the Securities footnote.

The Corporation also took actions to improve the efficiency through its customer service model. The Corporation recorded an expense of $1.5 million to account for severance costs related to staff reductions implemented as a result of improvements in its customer service model. This amount also includes early retirement and supplemental retirement benefit costs for former employees as well as other miscellaneous items. In addition, the Corporation recorded $1.3 million and $1.7 million in merger and integration charges in 2005 and 2004, respectively.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

6.	Securities

The amortized cost and fair value of securities are as follows (in thousands):

Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$190,413	$—	$(112)	$190,301
Mortgage-backed securities of U.S. government agencies	33,036	5	(545)	32,496
States of the U.S. and political subdivisions	5,433	11	(59)	5,385
Other debt securities	36,382	417	(58)	36,741

Total debt securities	265,264	433	(774)	264,923
Equity securities	55,966	2,419	(21)	58,364

	$321,230	$2,852	$(795)	$323,287

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$170,125	$238	$(892)	$169,471
Mortgage-backed securities of U.S. government agencies	306,639	1,116	(1,134)	306,621
States of the U.S. and political subdivisions	1,160	20	—	1,180
Other debt securities	15,154	882	—	16,036

Total debt securities	493,078	2,256	(2,026)	493,308
Equity securities	58,728	3,798	(136)	62,390

	$551,806	$6,054	$(2,162)	$555,698

December 31, 2003
U.S. Treasury and other U.S. government agencies and corporations	$123,294	$957	$(88)	$124,163
Mortgage-backed securities of U.S. government agencies	629,445	6,562	(1,330)	634,677
States of the U.S. and political subdivisions	41,970	485	(47)	42,408
Other debt securities	29,803	2,496	—	32,299

Total debt securities	824,512	10,500	(1,465)	833,547
Equity securities	39,864	5,259	(3)	45,120

	$864,376	$15,759	$(1,468)	$878,667

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$105,355	$42	$(64)	$105,333
Mortgage-backed securities of U.S. government agencies	631,160	311	(12,086)	619,385
States of the U.S. and political subdivisions	124,649	101	(2,013)	122,737
Other debt securities	19,975	50	(358)	19,667

	$881,139	$504	$(14,521)	$867,122

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$2,926	$15	$(15)	$2,926
Mortgage-backed securities of U.S. government agencies	514,593	544	(1,213)	513,924
States of the U.S. and political subdivisions	82,502	558	(378)	82,682
Other debt securities	21,281	233	(219)	21,295

	$621,302	$1,350	$(1,825)	$620,827

December 31, 2003
U.S. Treasury and other U.S. government agencies and corporations	$3,761	$23	$(8)	$3,776
States of the U.S. and political subdivisions	17,105	793	—	17,898
Other debt securities	3,164	172	(1)	3,335

	$24,030	$988	$(9)	$25,009

During the fourth quarter of 2005, management changed its intent with respect to certain available for sale debt securities and as a result sold $559.6 million of fixed rate securities with an average yield of 4.13% and an average life of three years resulting in a realized loss of $13.3 million. These sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels. The proceeds from the sale were used to retire $89.8 million of higher rate short-term borrowings. The proceeds were also used to purchase $469.8 million of shorter maturity debt securities that have an average life of two years, of which $204.6 million and $265.2 million was classified as available for sale and held to maturity, respectively.

During 2004, the Corporation transferred $519.4 million of securities from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the average life of the securities transferred. At December 31, 2005 and 2004, $2.2 million and $3.4 million, respectively, remained in other comprehensive income. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.

During 2005, the Corporation recognized an other-than-temporary impairment loss of $2.0 million related to an equity security. See further details in the Equity Method Investment section of the Summary of Significant Accounting Policies footnote. Management does not believe any other unrealized loss individually or in the aggregate, as of December 31, 2005, represent an other-than-temporary impairment. The unrealized losses are primarily the result of changes in interest rates and individually were less than 5% of their respective amortized cost basis.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Following are summaries of the age of unrealized losses and associated fair value (in thousands):

Securities Available For Sale:

	Less Than 12 Months		Greater Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$153,201	$(112)	—	—	$153,201	$(112)
Mortgage-backed securities of U.S. government agencies	26,269	(413)	$5,735	$(132)	32,004	(545)
States of the U.S. and political subdivisions	4,649	(59)	—	—	4,649	(59)
Other debt securities	17,053	(58)	—	—	17,053	(58)
Equity securities	372	(21)	—	—	372	(21)

	$201,544	$(663)	$5,735	$(132)	$207,279	$(795)

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$99,782	$(892)	—	—	$99,782	$(892)
Mortgage-backed securities of U.S. government agencies	163,352	(1,134)	—	—	163,352	(1,134)
Equity securities	9,721	(136)	—	—	9,721	(136)

	$272,855	$(2,162)	—	—	$272,855	$(2,162)

Securities Held To Maturity:

			Greater Than
	Less Than 12 Months		12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$72,707	$(24)	$1,666	$(40)	$74,373	$(64)
Mortgage-backed securities of U.S. government agencies	441,423	(9,194)	86,834	(2,892)	528,257	(12,086)
States of the U.S. and political subdivisions	82,489	(1,411)	20,726	(602)	103,215	(2,013)
Other debt securities	13,563	(270)	3,508	(88)	17,071	(358)

	$610,182	$(10,899)	$112,734	$(3,622)	$722,916	$(14,521)

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$1,603	$(15)	—	—	$1,603	$(15)
Mortgage-backed securities of U.S. government agencies	196,056	(1,213)	—	—	196,056	(1,213)
States of the U.S. and political subdivisions	34,538	(378)	—	—	34,538	(378)
Other debt securities	12,794	(219)	—	—	12,794	(219)

	$244,991	$(1,825)	—	—	$244,991	$(1,825)

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Securities with unrealized losses for less than 12 months include 17 investments in U.S. government agency securities, 72 investments in mortgage-basked securities of U.S. government agencies, 127 investments in states of the U.S. and political subdivision securities, 17 investments in other debt securities and 3 investments in equity securities. Securities with unrealized losses of greater than 12 months include 4 investments in U.S. government agency securities, 18 investments in mortgage-basked securities of U.S. government agencies, 29 investments in states of the U.S. and political subdivision securities and 5 investments in other debt securities. The Corporation has concluded that it has both the intent and ability to hold these securities for a time necessary to recover the amortized cost or until maturity.

At December 31, 2005, 2004 and 2003, securities with a carrying value of $453.5 million, $499.1 million and $435.4 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $305.0 million, $283.7 million and $193.1 million at December 31, 2005, 2004 and 2003, respectively, were pledged as collateral for short-term borrowings.

As of December 31, 2005, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$67,703	$67,663	$4,793	$4,783
Due from one to five years	123,119	123,048	130,539	130,409
Due from five to ten years	1,465	1,466	76,249	74,775
Due after ten years	39,941	40,250	38,398	37,770

	232,228	232,427	249,979	247,737
Mortgage-backed securities of U.S. government agencies	33,036	32,496	631,160	619,385
Equity securities	55,966	58,364	—	—

	$321,230	$323,287	$881,139	$867,122

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

Proceeds from sales of securities available for sale for the years ended December 31, 2005, 2004 and 2003 were $659.5 million, $118.4 million and $31.1 million, respectively. Gross gains and gross losses were realized on those sales as follows (in thousands):

Year Ended December 31	2005	2004	2003

Gross gains	$1,704	$1,632	$1,962
Gross losses	(13,407)	(1,025)	(13)

	$(11,703)	$607	$1,949

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

7.	Loans

Following is a summary of loans, net of unearned income (in thousands):

December 31	2005	2004

Commercial	$1,613,960	$1,440,674
Direct installment	890,288	820,886
Consumer lines of credit	262,969	251,037
Residential mortgages	485,542	479,769
Indirect installment	493,740	389,754
Lease financing	1,685	2,926
Other	863	4,415

	$3,749,047	$3,389,461

The above loan totals include unearned income of $27.6 million and $30.6 million at December 31, 2005 and 2004, respectively.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee. The Corporation also operates loan production offices in Florida.

As of December 31, 2005 and 2004, no concentrations of loans exceeding 10% of total loans existed that were not disclosed as a separate category of loans in the above table.

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

Total loans at January 1, 2005	$34,674
New loans	42,160
Repayments	(35,718)
Other	3,021

Total loans at December 31, 2005	$44,137

Other represents the net change in loan balances resulting from changes in related parties during the year.

8.	Non-Performing Assets

Following is a summary of non-performing assets (in thousands):

December 31	2005	2004

Non-accrual loans	$28,100	$27,029
Restructured loans	5,032	4,993

Total non-performing loans	33,132	32,022
Other real estate owned	6,337	6,200

Total non-performing assets	$39,469	$38,222

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

For the years ended December 31, 2005, 2004 and 2003, income that would have been recognized on non-performing loans if they were in accordance with their original terms was $3.2 million, $2.1 million and $2.2 million, respectively. Interest recorded on non-performing loans was $0.5 million, $0.7 million and $0.9 million for 2005, 2004 and 2003, respectively. Loans past due 90 days or more and still accruing (see the Loans and the Allowance for Loan Losses section of the Summary of Significant Accounting Policies footnote) were $5.8 million, $5.1 million and $5.1 million at December 31, 2005, 2004 and 2003, respectively.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days or more depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid.

Following is a summary of information pertaining to loans considered to be impaired (in thousands):

At or for the Year Ended December 31	2005	2004	2003

Impaired loans with an allocated allowance	$7,277	$7,125	$12,569
Impaired loans without an allocated allowance	10,041	7,402	560

Total impaired loans	$17,318	$14,527	$13,129

Allocated allowance on impaired loans	$3,639	$3,711	$4,054

Average impaired loans	$15,922	$13,828	$11,380

Income recognized on impaired loans	$69	$93	$596

The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.

9.	Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses (in thousands):

Year Ended December 31	2005	2004	2003

Balance at beginning of year	$50,467	$46,139	$46,984
Additions from acquisitions	4,996	4,354	—
Reductions due to branch sales	(59)	(54)	—
Charge-offs	(19,707)	(18,796)	(20,244)
Recoveries	2,834	2,544	2,244

Net charge-offs	(16,873)	(16,252)	(18,000)
Provision for loan losses	12,176	16,280	17,155

Balance at end of year	$50,707	$50,467	$46,139

The additions from acquisitions relate to the acquisitions of NSD and North East in 2005 and Slippery Rock in 2004.

Net charge-offs increased during 2005 primarily due to the charge-off of a $1.5 million loan that was on non-accrual and was previously fully reserved. The provision for loan losses for the year decreased approximately $4.1 million primarily as a result of improved credit quality in the consumer portfolio, particularly the indirect portfolio. The reduction in charge-offs in 2004 was primarily the result of improved credit quality in the commercial and consumer portfolios.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

10.	Premises and Equipment

Following is a summary of premises and equipment (in thousands):

December 31	2005	2004

Land	$15,050	$12,970
Premises	97,196	89,262
Equipment	91,388	85,400

	203,634	187,632
Accumulated depreciation	(116,621)	(108,599)

	$87,013	$79,033

Depreciation and amortization expense of premises and equipment was $9.5 million for 2005, $9.7 million for 2004 and $12.3 million for 2003.

The Corporation has operating leases extending to 2087 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed as incurred as the majority of the agreements either do not have escalation clauses or are market index based. Rental expense was $5.4 million for 2005, $4.6 million for 2004 and $6.1 million for 2003.

Total minimum rental commitments under such leases were $30.9 million at December 31, 2005. Following is a summary of future minimum lease payments for years following December 31, 2005 (in thousands):

2006	$3,685
2007	3,343
2008	2,783
2009	2,035
2010	1,497
Later years	17,546

11.	Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business (in thousands):

	Community		Consumer
	Banking	Insurance	Finance	Total

Balance at January 1, 2004	$24,331	$2,570	$1,809	$28,710
Goodwill additions	50,819	5,015	—	55,834

Balance at December 31, 2004	75,150	7,585	1,809	84,544
Goodwill additions	111,674	136	—	111,810

Balance at December 31, 2005	$186,824	$7,721	$1,809	$196,354

The Corporation recorded goodwill during 2005 as a result of the acquisitions of NSD, North East and Penn Group and during 2004 as the result of the acquisitions of Slippery Rock and MBJ.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets (in thousands):

		Customer	Other	Total
	Core Deposit	and Renewal	Intangible	Finite-lived
	Intangibles	Lists	Assets	Intangibles

Gross carrying amount	$34,395	$4,965	$914	$40,274
Accumulated amortization	(15,645)	(931)	(297)	(16,873)

Net December 31, 2005	$18,750	$4,034	$617	$23,401

Gross carrying amount	$25,645	$4,890	$901	$31,436
Accumulated amortization	(12,550)	(489)	(92)	(13,131)

Net December 31, 2004	$13,095	$4,401	$809	$18,305

The Corporation recorded $8.4 million and $0.3 million in core deposit intangibles during 2005 as a result of the acquisitions of NSD and North East, respectively. During 2004, the Corporation recorded $5.3 million in core deposit intangibles and $4.1 in customer and renewal lists as the result of the acquisitions of Slippery Rock and MBJ, respectively.

Core deposit intangibles are being amortized primarily over 10 years using the straight-line method. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.

Amortization expense on finite-lived intangible assets totaled $3.7 million, $2.4 million and $2.2 million for 2005, 2004 and 2003, respectively. Amortization expense on finite-lived intangible assets, assuming no new additions, is expected to total $3.8 million, $3.8 million, $3.3 million, $2.3 million and $2.1 million for the years 2006 through 2010, respectively.

Goodwill is reviewed annually for impairment, more frequently if impairment indicators exist. The Corporation completed this review in 2005 and 2004 and determined that goodwill was not impaired.

12.	Deposits

Following is a summary of deposits (in thousands):

December 31	2005	2004

Non-interest bearing demand	$688,391	$663,278
Savings and NOW	1,675,395	1,539,547
Certificates and other time deposits	1,648,157	1,395,262

	$4,011,943	$3,598,087

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Time deposits of $100,000 or more were $409.9 million and $297.0 million at December 31, 2005 and 2004, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2005 (in thousands):

	Certificates of	Other Time
	Deposit	Deposits	Total

Three months or less	$81,006	$2,864	$83,870
Three to six months	70,579	1,947	72,526
Six to twelve months	96,484	2,705	99,189
Over twelve months	113,340	40,988	154,328

	$361,409	$48,504	$409,913

Following is a summary of the scheduled maturities of certificates and other time deposits for each of the five years following December 31, 2005 (in thousands):

2006	$1,008,341
2007	358,078
2008	86,693
2009	40,030
2010	135,911
Later years	19,104

13.	Short-Term Borrowings

Following is a summary of short-term borrowings (in thousands):

December 31	2005	2004

Securities sold under repurchase agreements	$182,517	$160,847
Federal funds purchased	30,000	65,865
Federal Home Loan Bank advances	40,000	16,000
Subordinated notes	125,673	151,860
Other short-term borrowings	788	534

	$378,978	$395,106

Credit facilities amounting to $91.0 million at December 31, 2005 were maintained with various banks at rates that are at or below prime rate. The facilities and their terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. No credit facilities were used at December 31, 2005. The weighted average interest rates on short-term borrowings were 3.23% in 2005 and 2.04% in 2004. The weighted average interest rates on short-term borrowings at December 31, 2005 and 2004 were 3.75% and 2.44%, respectively.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

14.	Long-Term Debt

Following is a summary of long-term debt (in thousands):

December 31	2005	2004

Federal Home Loan Bank advances	$499,963	$476,637
Debentures due to Statutory Trust	128,866	128,866
Subordinated notes	33,437	30,412
Other long-term debt	303	294

	$662,569	$636,209

The Corporation’s banking affiliate has available credit with the FHLB of $1.9 billion, of which $540.0 million was used as of December 31, 2005. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012. Interest rates paid on these advances range from 2.10% to 6.93% in both 2005 and 2004.

F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) to fund the acquisition of a bank that was later spun-off with the Corporation’s Florida operations. The proceeds from the sale of the capital securities were invested in junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by Statutory Trust are its sole assets. Distributions on the debentures issued by Statutory Trust are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to three-month LIBOR plus 325 basis points. The interest rate in effect at December 31, 2005 was 7.27%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures qualify as Tier 1 capital under the Board of Governers of the Federal Reserve System (Federal Reserve Board) guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008 and mature on March 31, 2033.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes are scheduled to mature in various amounts periodically through the year 2015. At December 31, 2005, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three months of interest. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 4.42% at December 31, 2005 and 4.91% at December 31, 2004.

Scheduled annual maturities for all of the long-term debt for each of the five years following December 31, 2005 are as follows (in thousands):

2006	$58,519
2007	223,088
2008	81,439
2009	16,450
2010	73,383
Later years	209,690

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

15.	Commitments, Credit Risk and Contingencies

The Corporation has commitments to extend credit and standby letters of credit that involve certain elements of credit risk in excess of the amount stated in the consolidated balance sheet. The Corporation’s exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. The credit risk associated with loan commitments and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

Following is a summary of off-balance sheet credit risk information (in thousands):

December 31	2005	2004

Commitments to extend credit	$729,892	$594,791
Standby letters of credit	61,659	62,454

At December 31, 2005, funding of approximately 81% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The obligations are not recorded in the Corporation’s consolidated financial statements. The Corporation’s exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral.

The Corporation and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as a depository bank, lender, underwriter, fiduciary, financial advisor, broker or engaged in other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it has valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.

Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s results of operations for a particular period.

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

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

17.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

Year Ended December 31	2005	2004	2003

Income from continuing operations	$55,258	$61,795	$27,038
Income from discontinued operations	—	—	31,751
Other comprehensive loss from continuing operations:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $7,430, $1,592 and $1,219	(13,798)	(2,957)	(2,264)
Less: reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(6,114), $212 and $703	11,354	(395)	(1,307)
Unrealized gain on swap, net of tax expense of $523	972	—	—
Minimum benefit plan liability adjustment, net of tax expense (benefit) of $56, $(20) and $(195)	104	(36)	(362)

Other comprehensive loss from continuing operations	(1,368)	(3,388)	(3,933)

Other comprehensive loss from discontinued operations:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $1,129	—	—	(2,096)
Less: reclassification adjustment for gains included in net income, net of tax expense of $334	—	—	(621)
Minimum benefit plan liability adjustment, net of tax benefit of $234	—	—	(434)

Other comprehensive loss from discontinued operations	—	—	(3,151)

Comprehensive income	$53,890	$58,407	$51,705

The pre-tax amount of the reclassification adjustment for losses included in net income differs from the amount shown in the statement of income because it does not include gains or losses realized on securities that were purchased and then sold during 2005.

The accumulated balances related to each component of other comprehensive income are as follows (in thousands):

December 31	2005	2004	2003

Continuing operations:
Unrealized gains on securities	$3,496	$5,940	$9,292
Unrealized gain on swap	972	—	—
Minimum pension liability adjustment	(871)	(975)	(939)

	3,597	4,965	8,353

Discontinued operations:
Unrealized gains on securities	—	—	3,000
Minimum pension liability adjustment	—	—	(1,102)

	—	—	1,898

Accumulated other comprehensive income	$3,597	$4,965	$10,251

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

18.	Stock Incentive Plans

Restricted Stock

The Corporation issued 213,820 and 107,285 restricted shares of common stock with a weighted average grant date fair value of $4.0 million and $2.1 million in 2005 and 2004, respectively, to key employees and directors of the Corporation under its 2001 Incentive Plan. Under this program, shares awarded to management are earned, in part, if the Corporation meets or exceeds certain financial performance results when compared to peers. The awards are earned primarily over three- to five-year periods. The shares awarded under the plan are subject to immediate acceleration upon retirement whereby all the remaining unvested shares immediately vest. As of December 31, 2005, the unamortized expense relating to employees eligible for retirement, and therefore subject to accelerated vesting upon retirement was $1.8 million.

Under the provisions of APB Opinion 25, the service-based portion of the shares are expensed ratably over the restricted period while performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of the restricted period. The compensation expense recorded for all restricted stock awards was $1.6 million, $0.8 million and $0.3 million for the years ended 2005, 2004 and 2003, respectively.

The unamortized expense relating to all restricted stock awards, totaling $4.2 million and $1.4 million at December 31, 2005 and 2004, respectively, is reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. The Corporation has available up to 1,944,528 shares to issue under its 2001 Incentive Plan.

Stock Options

The Corporation also has available up to 6,043,894 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. Options have been granted at a price equal to the fair market value at the date of the grant and are primarily exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized in accordance with APB Opinion 25. No shares were issued under these plans during 2005 or 2004. In the fourth quarter of 2005, the Corporation accelerated the vesting of approximately 186,000 shares of remaining unvested stock options, the associated cost of which was $23,000. The Corporation adopted FAS 123R on January 1, 2006 and expects the accelerated vesting will reduce the compensation expense related to its Stock Incentive Plan in 2006.

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

Upon consummation of the Slippery Rock and NSD acquisitions, all outstanding options issued by Slippery Rock and NSD were converted into equivalent F.N.B. Corporation options.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table summarizes stock option activity relating to continuing operations during the past three years:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Price per		Price per		Price per
	2005	Share	2004	Share	2003	Share

Options outstanding at beginning of year	2,108,333	$11.35	1,879,329	$20.75	2,143,420	$20.26
Adjustment related to spin-off	—	—	473,144	(9.64)	—	—
Granted/assumed during the year	149,009	10.84	204,669	11.59	334,831	24.25
Exercised during the year	(628,432)	10.83	(448,809)	10.19	(448,210)	19.82
Forfeited during the year	(6,046)	13.04	—	—	(150,712)	24.39

Options outstanding at end of year	1,622,864	11.54	2,108,333	11.35	1,879,329	20.75

Options exercisable at end of year	1,622,864		1,687,152		1,468,709

The following table summarizes information about the stock options outstanding relating to continuing operations at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted Average			Weighted
	Options	Remaining	Weighted Average	Options	Average
Range of Prices Exercise	Outstanding	Contractual Years	Exercise Price	Exercisable	Exercise Price

$ 2.68 - $ 4.02	25,168	7.20	$2.68	25,168	$2.68
4.03 - 6.05	—	—	—	—	—
6.06 - 9.09	105,689	2.15	8.73	105,689	8.73
9.10 - 13.65	1,114,188	4.64	11.25	1,114,188	11.25
13.66 - 15.43	377,819	4.90	13.78	377,819	13.78

	1,622,864			1,622,864

19.	Retirement Plans

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

The Corporation acquired a qualified noncontributory defined benefit pension plan (the SR Plan) from Slippery Rock. The SR Plan covers substantially all former Slippery Rock employees who satisfy minimum age and length of service requirements. Benefits of the SR Plan are generally based on years of service and the employee’s compensation for five consecutive years during their last ten years of employment. The SR Plan’s funding policy is to make an annual contribution to the SR Plan each year equal to the maximum tax deductible amount. Benefits under the SR Plan were frozen as of December 31, 2004. Effective January 1, 2005, active participants in the SR Plan began earning benefits under the RIP.

The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers who are designated by the Board of Directors.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the asset included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans) (in thousands):

December 31	2005	2004

Accumulated benefit obligation	$101,894	$96,281

December 31	2005	2004

Projected benefit obligation at beginning of year	$110,734	$101,721
Service cost	4,360	3,721
Interest cost	6,446	6,072
Plan amendments	(6)	487
Actuarial loss and changes in assumptions	3,007	3,208
Adjustment for acquisition	—	2,780
Individual nonqualified agreements	—	(2,782)
Benefits paid	(6,889)	(4,473)

Projected benefit obligation at end of year	$117,652	$110,734

December 31	2005	2004

Fair value of plan assets at beginning of year	$95,496	$84,921
Actual return on plan assets	1,870	7,026
Corporation contribution	6,866	5,627
Adjustment for acquisition	—	2,395
Trustee adjustment	248	—
Benefits paid	(6,889)	(4,473)

Fair value of plan assets at end of year	$97,591	$95,496

December 31	2005	2004

Plan assets (less than) projected benefit obligation	$(20,061)	$(15,238)
Unrecognized actuarial loss	31,910	24,757
Unrecognized prior service cost	(76)	3
Unrecognized net transition obligation	(763)	(856)

Prepaid pension cost	$11,010	$8,666

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31	2005	2004

Prepaid pension cost	$25,305	$24,138
Accrued pension cost	(14,295)	(15,472)
Additional minimum liability	(2,111)	(2,404)
Accumulated other comprehensive income	1,339	1,500
Intangible asset	772	904

Net amount recognized on balance sheet	$11,010	$8,666

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining service period, which may reduce future earnings.

The net periodic pension cost for the Plans included the following components (in thousands):

Year Ended December 31	2005	2004	2003

Service cost	$4,360	$3,721	$3,551
Interest cost	6,446	6,072	5,867
Expected return on plan assets	(7,617)	(6,715)	(5,492)
Special termination benefit	—	—	3,052
Curtailment gain	—	—	62
Settlement charge	275	—	—
Net amortization	1,058	917	929

Net periodic pension cost	$4,522	$3,995	$7,969

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2005	2004

Weighted average discount rate	5.70%	5.75%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2005 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest yields and the 10% of the bonds with the lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The plans have an actuarial measurement date of January 1. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions For the Year Ended December 31	2005	2004	2003

Weighted average discount rate	5.75%	6.00%	6.75%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $4.2 million and $4.0 million for 2005 and 2004, respectively, and employer contributions to the qualified pension plans of

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

$4.2 million and $5.1 million for 2005 and 2004, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $2.7 million and $0.5 million for 2005 and 2004, respectively. Based on current Internal Revenue Service funding rules, the Corporation expects to contribute the maximum tax deductible contribution to the qualified pension plans in 2006. Based on current estimates, the maximum deductible contribution is between $5.0 million and $6.5 million. However, given the uncertain future of pension funding reform, the actual range of deductible contributions cannot be determined at this time.

As of December 31, 2005 and 2004, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows (in thousands):

			Non-Qualified
	Qualified Pension Plans		Pension Plans
December 31	2005	2004	2005	2004

Projected benefit obligation	$100,718	$92,643	$16,934	$18,091
Accumulated benefit obligation	85,764	78,882	16,130	17,399
Fair value of plan assets	97,591	95,496	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2005 pension expense (in thousands):

Estimated Increase
in Pension Expense

0.5% decrease in the discount rate	$900
0.5% decrease in the expected long-term rate of return on plan assets	500
0.5% increase in the compensation levels	600

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2005 (in thousands):

Employer contributions (expected):	2006	$7,201
Expected benefit payments:	2006	6,271
	2007	4,637
	2008	4,886
	2009	5,177
	2010	5,539
	2011-2015	34,992

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation’s matching contribution expense was $1.4 million in 2005, $1.2 million in 2004 and $1.4 million in 2003.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers who are designated by the Board of Directors. This plan provides retirement benefits equal to the difference, if any, between the maximum

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Pension Plan Investment Policy and Strategy

The Corporation’s investment strategy is to diversify plan assets between a wide mix of securities within the equity and debt markets in an effort to allow the account the opportunity to meet the expected long-term rate of return requirements while providing liquidity to pay current benefits and minimizing the overall market risk. In this regard, the plans have targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, real estate investment trusts, emerging market and international securities. Within the debt securities category, the plans have targeted allocation levels for U.S. treasury, U.S. agency, intermediate term corporate bonds and inflation protected securities.

Following are asset allocations for the Corporation’s pension plans as of December 31, 2005 and 2004, and the target allocation for 2006, by asset category:

	Target
	Allocation	Percentage of Plan Assets
December 31	2006	2005	2004

Asset Category
Equity securities	45 - 65%	52%	52%
Debt securities	33 - 53%	40%	38%
Cash equivalents	0 - 5%	8%	10%

At December 31, 2005, equity securities included 228,128 shares of the Corporation’s common stock, of which 12,500 shares were acquired during 2005, totaling $4.0 million (4.1% of total plan assets), while at December 31, 2004, equity securities included 215,628 shares, of which 26,450 shares were acquired during 2004, totaling $4.4 million (4.7% of plan assets). Dividends received on these shares totaled $0.2 million for both 2005 and 2004.

20.	Other Postretirement Benefit Plans

The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees between the ages of 62 and 65 of certain affiliates. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide service for such benefits. The Corporation reserves the right to terminate the plan or make plan changes at any time.

The following tables provide information relating to the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet (in thousands):

December 31	2005	2004

Benefit obligation at beginning of year	$5,387	$6,468
Service cost	347	312
Interest cost	317	307
Plan participants’ contributions	101	105
Actuarial gain and changes in assumptions	(37)	(1,356)
Benefits paid	(530)	(609)
Adjustment for acquisition	217	160

Benefit obligation at end of year	$5,802	$5,387

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

December 31	2005	2004

Fair value of plan assets at beginning of year	$—	$—
Corporation contribution	429	504
Plan participants’ contributions	101	105
Benefits paid	(530)	(609)

Fair value of plan assets at end of year	$—	$—

December 31	2005	2004

Plan assets (less than) benefit obligation	$(5,802)	$(5,387)
Unrecognized actuarial loss	340	377
Unrecognized prior service cost	370	401
Unrecognized net transition obligation	232	265

Accrued postretirement benefit cost	$(4,860)	$(4,344)

Net periodic postretirement benefit cost included the following components (in thousands):

Year Ended December 31	2005	2004	2003

Service cost	$347	$312	$290
Interest cost	317	307	365
One-time charge for voluntary retirement	—	—	149
Net amortization	64	66	98

Net periodic postretirement benefit cost	$728	$685	$902

Actuarial assumptions used in the determination of the benefit obligation in the Plan are as follows:

Assumptions at December 31	2005	2004

Discount rate	5.70%	5.75%
Assumed healthcare cost trend:
Initial trend	10.00%	9.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2011	2011

The discount rate assumption at December 31, 2005 was determined using the same yield-curve based approach as previously described in the Retirement Plans footnote.

Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2005	2004	2003

Weighted average discount rate	5.75%	6.00%	6.75%
Assumed healthcare cost trend:
Initial trend	9.00%	10.00%	9.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2011	2009	2007

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2005 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2005 (in thousands):

	1% Increase	1% Decrease

Effect on service and interest components of net periodic cost	$76	$(65)
Effect on accumulated postretirement benefit obligation	523	(450)

The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan at December 31, 2005 (in thousands):

Employer contributions (expected):	2006	$429
Expected benefit payments:	2006	429
	2007	421
	2008	429
	2009	458
	2010	524
	2011 - 2015	3,006

The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general plan assets.

21.	Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following (in thousands):

Year Ended December 31	2005	2004	2003

Current income taxes
Federal taxes	$18,055	$24,596	$1,955
State taxes	39	124	1,012

	18,094	24,720	2,967
Deferred income taxes:
Federal taxes	3,751	2,632	6,714
State taxes	2	185	(715)

	$21,847	$27,537	$8,966

Income tax (benefit) expense related to (losses) gains on the sale of securities was $(4.1) million, $0.2 million and $0.7 million for 2005, 2004 and 2003, respectively.

The effective tax rate was lower than the 35.0% federal statutory tax rate for all years due primarily to the tax benefits resulting from tax-exempt instruments and excludable dividend income. In 2005, the Corporation also experienced a reduction in its effective tax rate resulting from the successful resolution of an uncertain tax position.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following table provides a reconciliation between the federal statutory tax rate and the actual effective tax rate:

Year Ended December 31	2005	2004	2003

Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(4.4)	(3.3)	(10.2)
Tax credits and settlements	(2.4)	(0.9)	(0.9)
State taxes	—	0.2	0.5
Merger and consolidation related costs	—	—	0.9
Other items	0.1	(0.2)	(0.4)

Actual effective tax rate applicable to continuing operations	28.3%	30.8%	24.9%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

December 31	2005	2004

Deferred tax assets:
Allowance for loan losses	$20,606	$17,997
Deferred benefits	—	958
State net operating loss carryforwards	7,846	5,893
Deferred compensation	2,806	1,818
Minimum benefit plan liability	556	357
Depreciation	2,891	3,049
Purchase accounting adjustments	205	1,344
Other	712	214

Total	35,622	31,630
Valuation allowance	(9,275)	(7,406)

Total deferred tax assets	26,347	24,224

Deferred tax liabilities:
Loan fees	(1,192)	(722)
Deferred gain on sale of subsidiary	—	(752)
Deferred benefits	(1,044)	—
Net unrealized securities gains	(1,882)	(3,032)
Intangibles	(5,606)	(3,233)
Prepaid expenses	(769)	(797)
Other	(1,397)	(1,443)

Total deferred tax liabilities	(11,890)	(9,979)

Net deferred tax assets	$14,457	$14,245

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets. At December 31, 2005, the Corporation had unused state net operating loss carryforwards expiring from 2006 to 2025. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax asset related to these carryforwards.

22.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

Basic

Year Ended December 31	2005	2004	2003

Income from continuing operations	$55,258	$61,795	$27,038
Income from discontinued operations	—	—	31,751
Preferred stock dividends	—	—	(62)

Net income applicable to basic earnings per share	$55,258	$61,795	$58,727

Average common shares outstanding	55,776,291	47,180,471	46,080,966

Basic earnings per share:
From continuing operations	$.99	$1.31	$.58
From discontinued operations	—	—	.69

Total basic earnings per share	$.99	$1.31	$1.27

Diluted

Year Ended December 31	2005	2004	2003

Income from continuing operations	$55,258	$61,795	$27,038
Income from discontinued operations	—	—	31,751

Net income applicable to diluted earnings per share	$55,258	$61,795	$58,789

Average common shares outstanding	55,776,291	47,180,471	46,080,966
Convertible preferred stock	—	—	63,927
Net effect of dilutive stock options based on the treasury stock method using the average market price	801,752	831,868	827,970

	56,578,043	48,012,339	46,972,863

Diluted earnings per share:
From continuing operations	$.98	$1.29	$.57
From discontinued operations	—	—	.68

Total diluted earnings per share	$.98	$1.29	$1.25

23.	Regulatory Matters

The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy requires the Corporation and FNBPA to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2005, that the Corporation and FNBPA meet all capital adequacy requirements to which either of them is subject.

As of December 31, 2005 and 2004, the Corporation and FNBPA satisfy the requirements to be considered “well-capitalized” under the regulatory framework for prompt corrective action.

Following are the capital ratios as of December 31, 2005 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets):
F.N.B. Corporation	$437,320	11.5%	$380,713	10.0%	$304,571	8.0%
FNBPA	408,194	11.1	368,594	10.0	294,875	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	379,592	10.0	228,428	6.0	152,285	4.0
FNBPA	363,723	9.9	221,157	6.0	147,438	4.0
Leverage Ratio:
F.N.B. Corporation	379,592	6.9	273,886	5.0	219,109	4.0
FNBPA	363,723	6.8	265,746	5.0	212,597	4.0

As of December 31, 2005, the Corporation’s total capital to risk-weighted assets, Tier 1 capital to risk-weighted assets and leverage ratio were 11.5%, 10.0% and 6.9%, respectively. These ratios exceed the well-capitalized requirements noted in the above table.

FNBPA was required to maintain aggregate cash reserves with the Federal Reserve Bank amounting to $26.1 million at December 31, 2005. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2005, the Corporation’s subsidiaries had $37.2 million of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current Federal Reserve Board regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $40.3 million at December 31, 2005.

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

24.	Business Segments

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals with approximately 11% of its volume being derived from the purchase of installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

•	The other segment includes the Corporation, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

The following tables provide financial information for these segments of the Corporation (in thousands):

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated

At or for the Year Ended December 31, 2005
Interest income	$267,857	$130	$445	$30,972	$(2,215)	$297,189
Interest expense	96,105	9	—	6,411	6,255	108,780
Provision for loan losses	4,940	—	—	7,236	—	12,176
Non-interest income	40,374	12,554	11,187	2,196	(8,364)	57,947
Non-interest expense	121,603	9,111	10,030	14,071	(1,483)	153,332
Intangible amortization	3,301	—	442	—	—	3,743
Income tax expense (benefit)	22,832	1,297	482	1,900	(4,664)	21,847
Income (loss) from continuing operations	59,450	2,267	678	3,550	(10,687)	55,258
Income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	59,450	2,267	678	3,550	(10,687)	55,258
Total assets from continuing operations	5,402,602	5,363	28,924	147,657	5,780	5,590,326
Total intangibles from continuing operations	206,191	—	11,755	1,809	—	219,755

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated

At or for the Year Ended December 31, 2004
Interest income	$225,152	$31	$362	$31,133	$(2,230)	$254,448
Interest expense	72,822	9	—	5,036	6,523	84,390
Provision for loan losses	9,247	—	—	7,033	—	16,280
Non-interest income	54,767	12,588	9,395	1,989	(598)	78,141
Non-interest expense	108,953	9,605	8,288	14,591	(1,265)	140,172
Intangible amortization	2,163	2	250	—	—	2,415
Income tax expense (benefit)	26,903	1,158	508	2,276	(3,308)	27,537
Income (loss) from continuing operations	59,831	1,845	710	4,186	(4,777)	61,795
Income (loss) from discontinued operations	—	—	—	—	—	—
Net income (loss)	59,831	1,845	710	4,186	(4,777)	61,795
Total assets from continuing operations	4,850,203	5,613	29,398	150,380	(8,585)	5,027,009
Total intangibles from continuing operations	89,054	—	11,986	1,809	—	102,849

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated

At or for the Year Ended December 31, 2003
Interest income	$228,346	$21	$502	$28,586	$(436)	$257,019
Interest expense	78,675	9	5	5,174	3,127	86,990
Provision for loan losses	11,353	—	—	5,802	—	17,155
Non-interest income	45,938	11,787	6,025	1,872	2,533	68,155
Non-interest expense	126,790	10,041	6,318	12,508	27,196	182,853
Intangible amortization	1,967	4	116	—	85	2,172
Income tax expense (benefit)	14,811	563	28	2,599	(9,035)	8,966
Income (loss) from continuing operations	40,688	1,191	60	4,375	(19,276)	27,038
Income (loss) from discontinued operations	28,981	(84)	2,854	—	—	31,751
Net income (loss)	69,669	1,107	2,914	4,375	(19,276)	58,789
Total assets from continuing operations	4,385,455	3,479	18,397	147,444	2,399	4,557,174
Total intangibles from continuing operations	34,273	10	3,149	1,809	—	39,241

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

25.	Cash Flow Information

Following is a summary of cash flow information (in thousands):

Year Ended December 31	2005	2004	2003

Interest paid on deposits and other borrowings	$112,750	$87,691	$85,043
Income taxes paid	25,943	18,312	(8,149)
Transfers of loans to other real estate owned	3,478	4,477	3,374
Transfers of other real estate owned to loans	151	285	60
Impairment loss on equity security	1,953	—	—
Spin-off of Florida operations	—	365,115	—
Transfer of securities from available for sale to held to maturity	—	519,410	—
Transfer of investment in Sun Bancorp, Inc. from other assets to:
Securities	—	10,191	—
Short-term investments	—	12,957	—
Summary of business acquisitions:
Fair value of tangible assets acquired	$547,866	$313,431	—
Fair value of core deposit intangibles acquired	8,750	9,411	—
Fair value of liabilities assumed	(537,982)	(310,662)	—
Stock issued for the purchase of acquired company’s common stock	(142,879)	(71,084)	—
Cash received in the acquisition	12,571	3,070	—

Goodwill recognized	$(111,674)	$(55,834)	—

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

26.	Parent Company Financial Statements

Following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets (In thousands)

December 31	2005	2004

Assets
Cash and cash equivalents	$17,279	$10,551
Other assets	11,456	28,327
Investment in and advance to bank subsidiary	604,126	452,939
Investment in and advance to non-bank subsidiaries	102,083	232,186

Total Assets	$734,944	$724,003

Liabilities
Other liabilities	$19,824	$21,629
Debentures to Statutory Trust	125,000	125,000
Advance from affiliate	61,000	71,000
Subordinated notes:
Short-term	38,503	151,860
Long-term	13,415	30,412

Total Liabilities	257,742	328,901

Stockholders’ Equity	477,202	324,102

Total Liabilities and Stockholders’ Equity	$734,944	$724,003

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Statements of Income (In thousands)

Year Ended December 31	2005	2004	2003

Income
Dividend income from subsidiaries:
Bank	$50,000	$49,230	$37,924
Non-bank	4,000	4,255	6,527

	54,000	53,485	44,451
Interest income	6,214	4,893	3,776
Affiliate service fee income	—	—	11,882
Other income	13	44	1,210

Total Income	60,227	58,422	61,319

Expenses
Interest expense	13,994	12,501	11,632
Salaries and personnel expense	—	—	13,488
Other expenses	4,787	5,055	21,380

Total Expenses	18,781	17,556	46,500

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	41,446	40,866	14,819
Income tax benefit	4,594	4,580	10,016

	46,040	45,446	24,835
Equity in undistributed income of subsidiaries:
Bank holding company	—	1,103	2,357
Bank	8,718	12,446	(3,124)
Non-bank	500	2,800	2,970

Income from Continuing Operations	55,258	61,795	27,038
Dividends from discontinued operations	—	—	66,152
Undistributed earnings from discontinued operations	—	—	(34,401)

Income from discontinued operations	—	—	31,751

Net Income	$55,258	$61,795	$58,789

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Statements of Cash Flows (In thousands)

Year Ended December 31	2005	2004	2003

Operating Activities
Income from continuing operations	$55,258	$61,795	$27,038
Income from discontinued operations	—	—	31,751
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(9,218)	(16,349)	(2,203)
Other, net	15,694	(14,336)	953
Other assets from discontinued operations, net	—	—	34,401

Net cash flows provided by operating activities	61,734	31,110	91,940

Investing Activities
Sale of premises and equipment	—	1,392	3,440
Net decrease (increase) in advances to subsidiaries	97,523	(7,302)	(46,990)
Investment in subsidiaries	(437)	(59,688)	(135,950)

Net cash flows provided by (used in) investing activities	97,086	(65,598)	(179,500)

Financing Activities
Net decrease in advance from affiliate	(10,000)	(3,500)	(1,000)
Net (decrease) increase in short-term borrowings	(98,860)	7,407	13,145
Decrease in long-term debt	(9,264)	(12,045)	(7,067)
Increase in long-term debt	10,602	11,940	132,912
Net acquisition of common stock	7,766	68,807	(521)
Cash dividends paid	(52,336)	(43,476)	(42,872)

Net cash flows (used in) provided by financing activities	(152,092)	29,133	94,597

Net Increase (Decrease) in Cash and Cash Equivalents	6,728	(5,355)	7,037
Cash and cash equivalents at beginning of year	10,551	15,906	8,869

Cash and Cash Equivalents at End of Year	$17,279	$10,551	$15,906

Cash paid during the year for:
Interest	$15,415	$11,266	$11,600

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

27.	Fair Value of Financial Instruments

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

Loans

The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable and adjustable rate loans approximates the carrying amount.

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

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

December 31	2005		2004
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and short-term investments	$132,231	$132,231	$103,760	$103,760
Securities available for sale	323,287	323,287	555,698	555,698
Securities held to maturity	881,139	867,122	621,302	620,827
Net loans, including loans held for sale	3,703,080	3,649,419	3,344,813	3,313,169
Bank owned life insurance	122,666	118,987	112,300	109,848

Financial Liabilities
Deposits	4,011,943	4,004,133	3,598,087	3,601,394
Short-term borrowings	378,978	378,978	395,106	395,106
Long-term debt	662,569	651,422	636,209	636,252

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS.  The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2005, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Refer to page 40 under Item 8, Financial Statements and Supplementary Data, for Management’s Report on Internal Control Over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 17, 2006. Such information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 17, 2006. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 17, 2006. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2005:

Number of
	Number of			Securities
	Securities to be		Weighted Average	Remaining for
	Issued Upon		Exercise Price of	Future Issuance
	Exercise of		Outstanding	Under Equity
Plan Category	Stock Options		Stock Options	Compensation Plans

Equity compensation plans approved by security holders	1,622,864	(1)	$11.54	7,988,422	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)	Excludes 296,457 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years.

(2)	Represents shares of common stock eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 17, 2006. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 17, 2006. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 92 and is incorporated by reference.

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

F.N.B. CORPORATION

By:	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Peter Mortensen Peter Mortensen	Chairman and Director	March 15, 2006

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ Brian F. Lilly Brian F. Lilly	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 15, 2006

/s/ William B. Campbell William B. Campbell	Director	March 15, 2006

/s/ Henry M. Ekker Henry M. Ekker	Director	March 15, 2006

/s/ Robert B. Goldstein Robert B. Goldstein	Director	March 15, 2006

/s/ David J. Malone David J. Malone	Director	March 15, 2006

/s/ Harry F. Radcliffe Harry F. Radcliffe	Director	March 15, 2006

/s/ John Rose John Rose	Director	March 15, 2006

/s/ William J. Strimbu William J. Strimbu	Director	March 15, 2006

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	March 15, 2006

/s/ Archie O. Wallace Archie O. Wallace	Director	March 15, 2006

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

3	.1.	Articles of Incorporation of the Corporation as currently in effect. (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on June 1, 2001).
3	.2.	By-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on June 1, 2001).
4		The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on June 1, 2001. The By-laws are incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on June 1, 2001. The designation statements defining the rights of F.N.B. Corporation Series A — Cumulative Convertible Preferred Stock and the rights of F.N.B. Corporation Series B — Cumulative Convertible Preferred Stock are also incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on June 1, 2001. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
10	.1.	Form of agreement regarding deferred payment of directors’ fees by First National Bank of Pennsylvania. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.2.	Form of agreement regarding deferred payment of directors’ fees by F.N.B. Corporation. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.3.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.4.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (filed herewith).
10	.5.	Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (filed herewith).
10	.6.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.7.	F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996. (Incorporated by reference to Exhibit 10.10. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.8.	F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (Incorporated by reference to Exhibit 10.11. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.9.	F.N.B. Corporation Restricted Stock and Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.10.	F.N.B. Corporation 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.15. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).

10	.11.	F.N.B. Corporation Director’s Compensation Plan. (Incorporated by reference to Exhibit 10.16. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.12.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).
10	.13.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001).
10	.14.	Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.17. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).
10	.15.	Employment Agreement between First National Bank of Pennsylvania and David B. Mogle. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
10	.16.	Employment Agreement between First National Bank of Pennsylvania and James G. Orie. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).
12		Ratio of Earnings to Fixed Charges. (filed herewith).
14		Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
21		Subsidiaries of the Registrant. (filed herewith).
23	.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).
31	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).
31	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).
32	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).
32	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).