Form 10-Q
period 2006-03-31
FNB CORP/FL/
filed 2006-05-10
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2006

Common Stock, $0.01 Par Value	57,505,613 Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2006
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$118,510	$131,604
Interest bearing deposits with banks	515	627
Federal funds sold	5,000	—
Securities available for sale	279,360	279,219
Securities held to maturity (fair value of $835,165 and $867,122)	852,577	881,139
Mortgage loans held for sale	3,847	4,740
Loans, net of unearned income of $26,689 and $27,595	3,826,964	3,749,047
Allowance for loan losses	(50,178)	(50,707)

Net Loans	3,776,786	3,698,340
Premises and equipment, net	85,570	87,013
Goodwill	196,354	196,354
Bank owned life insurance	123,673	122,666
Other assets	189,221	188,624

Total Assets	$5,631,413	$5,590,326

Liabilities
Deposits:
Non-interest bearing demand	$651,964	$688,391
Savings and NOW	1,800,500	1,675,395
Certificates and other time deposits	1,637,474	1,648,157

Total Deposits	4,089,938	4,011,943
Other liabilities	59,123	59,634
Short-term borrowings	338,844	378,978
Long-term debt	662,244	662,569

Total Liabilities	5,150,149	5,113,124

Stockholders’ Equity
Common stock — $0.01 par value
Authorized – 500,000,000 shares
Issued – 57,554,489 and 57,513,586 shares	573	575
Additional paid-in capital	450,947	454,546
Retained earnings	26,389	24,376
Accumulated other comprehensive income	4,061	3,597
Deferred stock compensation	—	(4,154)
Treasury stock – 40,140 and 94,545 shares at cost	(706)	(1,738)

Total Stockholders’ Equity	481,264	477,202

Total Liabilities and Stockholders’ Equity	$5,631,413	$5,590,326

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended
	March 31,
	2006	2005
Interest Income
Loans, including fees	$64,020	$56,065
Securities:
Taxable	12,251	11,923
Nontaxable	1,112	877
Dividends	172	197
Other	66	11

Total Interest Income	77,621	69,073

Interest Expense
Deposits	20,979	14,312
Short-term borrowings	3,597	2,817
Long-term debt	7,226	6,361

Total Interest Expense	31,802	23,490

Net Interest Income	45,819	45,583
Provision for loan losses	2,958	2,331

Net Interest Income After Provision for Loan Losses	42,861	43,252

Non-Interest Income
Service charges	10,170	9,054
Insurance commissions and fees	4,100	3,769
Securities commissions and fees	947	1,404
Trust	1,844	1,905
Gain on sale of securities	547	607
Gain on sale of mortgage loans	298	314
Bank owned life insurance	777	863
Other	1,426	827

Total Non-Interest Income	20,109	18,743

Non-Interest Expense
Salaries and employee benefits	21,318	21,183
Net occupancy	3,366	3,135
Equipment	3,312	3,382
Amortization of intangibles	931	860
Other	11,324	11,778

Total Non-Interest Expense	40,251	40,338

Income Before Income Taxes	22,719	21,657
Income taxes	6,917	6,747

Net Income	$15,802	$14,910

Net Income per Common Share
Basic	$.28	$.28
Diluted	$.27	$.28

Cash Dividends per Common Share	$.235	$.23
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumu-
					lated
					Other
					Compre-	Deferred
	Compre-		Additional		hensive	Stock
	hensive	Common	Paid-In	Retained	(Deficit)	Compen-	Treasury
	Income	Stock	Capital	Earnings	Income	sation	Stock	Total
Balance at January 1, 2006		$575	$454,546	$24,376	$3,597	$(4,154)	$(1,738)	$477,202
Net income	$15,802			15,802				15,802
Change in other comprehensive Income	464				464			464

Comprehensive income	$16,266

Cash dividends declared:
Common stock $0.235/share				(13,503)				(13,503)
Purchase of common stock							(1,013)	(1,013)
Issuance of common stock		1	57	(286)			2,045	1,817
Restricted stock compensation			246					246
Tax benefit of stock-based Compensation			249					249
Reclassification arising from the adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at March 31, 2006		$573	$450,947	$26,389	$4,061	—	$(706)	$481,264

Balance at January 1, 2005		$502	$300,555	$22,847	$4,965	$(1,428)	$(3,339)	$324,102
Net income	$14,910			14,910				14,910
Change in other comprehensive income (loss)	(7,272)				(7,272)			(7,272)

Comprehensive income	$7,638

Cash dividends declared:
Common stock $0.23/share				(12,943)				(12,943)
Purchase of common stock							(3,789)	(3,789)
Issuance of common stock		62	134,190	(494)			5,383	139,141
Change in stock-based Compensation						(1,473)		(1,473)

Balance at March 31, 2005		$564	$434,745	$24,320	$(2,307)	$(2,901)	$(1,745)	$452,676

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Three Months Ended
	March 31,
	2006	2005
Operating Activities
Net income	$15,802	$14,910
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	3,452	3,033
Provision for loan losses	2,958	2,331
Deferred taxes	36	1,448
Gain on sale of securities	(547)	(607)
Gain on sale of loans	(298)	(314)
Proceeds from sale of loans	19,682	20,766
Loans originated for sale	(18,491)	(16,720)
Net change in:
Interest receivable	(1,628)	1,465
Interest payable	(332)	(7,284)
Other, net	5,619	(10,949)

Net cash flows provided by operating activities	26,253	8,079

Investing Activities
Net change in:
Interest bearing deposits with banks	112	2,584
Federal funds sold	(5,000)	—
Loans	(82,516)	9,057
Bank owned life insurance	(1,007)	528
Securities available for sale:
Purchases	(3,500)	(102,563)
Sales	2,381	86,903
Maturities	1,724	41,508
Securities held to maturity:
Purchases	—	(58,219)
Maturities	28,225	27,330
Increase in premises and equipment	(944)	(942)
Net cash received for mergers and acquisitions	—	8,799

Net cash flows (used in) provided by investing activities	(60,525)	14,985

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	88,678	(61,418)
Time deposits	(10,683)	246
Short-term borrowings	(40,134)	56,862
Increase in long-term debt	6,611	3,018
Decrease in long-term debt	(6,936)	(7,606)
Purchase of common stock	(4,921)	(3,789)
Issuance of common stock	1,817	9,494
Tax benefit of stock-based compensation	249	—
Cash dividends paid	(13,503)	(12,943)

Net cash flows provided by (used in) financing activities	21,178	(16,136)

Net Increase (Decrease) in Cash and Due from Banks	(13,094)	6,928
Cash and due from banks at beginning of period	131,604	100,839

Cash and Due from Banks at End of Period	$118,510	$107,767

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006
BUSINESS
     F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio and four loan production offices in Florida, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of the Corporation and its subsidiaries. The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC (FNIA), Regency Finance Company and F.N.B. Capital Corporation, LLC.
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
MERGERS AND ACQUISITIONS
     On November 1, 2005, the Corporation acquired the assets of Penn Group Insurance, Inc. (Penn Group), a full-service insurance agency based in Pittsburgh, Pennsylvania. Penn Group, an established life and employee benefits agency, became a part of the Corporation’s existing insurance agency, FNIA.
     On October 7, 2005, the Corporation completed its acquisition of North East Bancorp, Inc. (North East) (Pink Sheets: NEBI), a bank holding company headquartered in North East, Pennsylvania with $68.0 million in assets, $49.4 million in loans and $61.2 million in deposits. The acquisition was accounted for as a purchase. Consideration paid by the Corporation totaled $15.4 million comprised of 862,611 shares of the Corporation’s common stock and $169,800 in exchange for 145,168 shares of North East common stock. North East’s banking subsidiary, The National Bank of North East, was merged into FNBPA.
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
Pending Acquisition
     In December 2005, the Corporation announced the signing of a definitive merger agreement to acquire The Legacy Bank (Legacy), a commercial bank and trust company with $370.5 million in assets at March 31, 2006 based in Harrisburg, Pennsylvania. Thirty percent of Legacy shares will be exchanged for cash at $18.40 per share while the remaining seventy percent will be exchanged for F.N.B. Corporation common stock on a one-for-one basis. The transaction is expected to be completed in the second quarter of 2006, pending regulatory and stockholder approval.
STOCK-BASED COMPENSATION
     On January 1, 2006, the Corporation adopted Financial Accounting Standards Board Statement (FAS) 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors.
     The Corporation adopted FAS 123R using the modified prospective transition method. The consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Share-based compensation expense recognized under FAS 123R related to restricted stock awards was $0.3 million for the three months ended March 31, 2006.
     Prior to the adoption of FAS 123R, the Corporation accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under FAS 123, Accounting for Stock-Based Compensation. Share-based compensation expense of $0.3 million for the three months ended March 31, 2005 was related to restricted stock awards that the Corporation had been recognizing in its consolidated statement of income in accordance with the provisions set forth above. Because the exercise price of the Corporation’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Corporation’s consolidated statement of income.
     FAS 123R requires companies to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Corporation’s consolidated statement of income over the requisite service periods. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For periods prior to 2006, the Corporation accounted for forfeitures as they occurred in the consolidated financial statements under APB Opinion No. 25 and in the pro forma information under FAS 123. The cumulative effect of the accounting change associated with the adoption of FAS 123R was a reduction in compensation expense of less than $0.1 million.
     FAS 123R also requires that awards be expensed over the shorter of the requisite service period or the period through the date that the employee first becomes eligible to retire. Prior to the adoption of FAS 123R, the Corporation recorded compensation expense for retirement-eligible employees ratably over the vesting period. The impact of applying the provisions of FAS 123R related to retirement-eligible employees would have increased compensation expense by approximately $1.1 million for the year ended December 31, 2005.
     As of March 31, 2006, there was $3.9 million of unrecognized compensation cost related to unvested restricted stock awards granted including $1.6 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.5 years.
     FAS 123R amends FAS 95, Statement of Cash Flows, and requires tax benefits related to stock-based compensation deductions be presented in the statement of cash flows as a financing activity.

     In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FSP 123(R)-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Corporation is currently in the process of evaluating the alternative methods.
     The following table shows proceeds from stock options exercised, related tax benefits realized from restricted stock vesting and stock option exercises and the intrinsic value of the stock options exercised (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Proceeds from stock options exercised	$532	$2,383
Tax benefit recognized from stock option exercises	236	—
Tax benefit recognized from restricted stock vesting	13	—
Intrinsic value of stock options exercised	672	1,820
Fair value of restricted stock vested	180	209
Restricted Stock
     The Corporation issued 90,921 restricted shares of common stock with a weighted average grant date fair value of $1.8 million for the quarter ended March 31, 2005 to key employees of the Corporation under its 2001 Incentive Plan. The Corporation did not issue any restricted shares for the quarter ended March 31, 2006. The Corporation has available up to 2,444,916 shares to issue under its 2001 Incentive Plan.
     Under this program, half of the shares awarded to management are earned if the Corporation meets or exceeds certain financial performance results when compared to peers. The service-based portion of the shares are expensed ratably over the three year restricted period while performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of the four year restricted period. The Corporation also issues discretionary service-based awards to employees that vest twenty percent each year over five years. All of these awards are subject to accelerated vesting if there is a change of control as defined in the plan. The unvested shares of restricted stock are eligible to receive cash dividends which are used to purchase additional shares of stock. The additional shares of stock are subject to forfeiture if the service period is not completed or the performance criteria are not met.
     The unamortized expense relating to all restricted stock awards, totaling $2.9 million at March 31, 2005 and $4.2 million at December 31, 2005 were reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. Upon the adoption of FAS 123R in January 2006, unamortized compensation expense was reclassified to additional paid-in capital.

     The following table summarizes information about restricted stock activity:

	Three Months Ended March 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Unvested shares outstanding at beginning of period	296,457	$18.52	117,667	$17.86
Granted	—	—	90,921	19.50
Vested	(10,499)	15.24	(10,933)	12.42
Forfeited	(389)	19.39	(2,849)	18.05
Dividend reinvestment	4,018	16.72	2,322	19.30

Unvested shares outstanding at end of period	289,587	18.62	197,128	18.93

     As of March 31, 2006, there were 161,231 unvested service-based shares outstanding with unrecognized compensation expense of $1.9 million, an intrinsic value of $2.8 million and a weighted average remaining life of 2.5 years. As of March 31, 2006, there were also 128,356 unvested performance-based shares outstanding with unrecognized compensation expense of $2.0 million, an intrinsic value of $2.2 million and a weighted average remaining life of 2.9 years.
Stock Options
     The Corporation also has available up to 7,432,890 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. Options have been granted at a price equal to the fair market value at the date of the grant and are primarily exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized in 2005 in accordance with APB Opinion 25. In the fourth quarter of 2005, the Corporation accelerated the vesting of approximately 186,000 shares of remaining unvested stock options in order to reduce future compensation expense. No shares were issued under these plans during the first quarter of 2006 or 2005. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 60,827 and 230,700 for the three months ended March 31, 2006 and 2005.
     The following table summarizes information about stock option activity:

	Three Months Ended March 31,
	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,622,864	$11.54	2,108,333	$11.35
Granted/assumed	—	—	149,009	10.84
Exercised	(79,278)	9.24	(286,509)	10.54
Forfeited	—	—	(2,494)	12.03

Options outstanding at end of period	1,543,586	11.66	1,968,339	11.43

Options exercisable at end of period	1,543,586		1,759,093

     The following table summarizes information about stock options outstanding at March 31, 2006:

		Weighted
	Options	Average	Weighted
	Outstanding	Remaining	Average
	and	Contractual	Exercise
Range of Exercise Prices	Exercisable	Years	Price
$2.68 - $4.02	25,168	6.96	$2.68
4.03 - 6.05	—	—	—
6.06 - 9.09	46,786	3.64	8.94
9.10 - 13.65	1,098,149	4.44	11.26
13.66 - 15.43	373,483	4.67	13.78

	1,543,586

     The intrinsic value of outstanding and exercisable stock options at March 31, 2006 was $7.9 million.
Pro Forma Stock-Based Payments Prior to the Adoption of FAS 123R
     Prior to the adoption of FAS 123R, the Corporation provided disclosures required under FAS 123. Stock-based compensation expense recognized under FAS 123R has not been reflected in the statement of income for the three months ended March 31, 2005 for employee stock option awards as the options were granted with an exercise price equal to the market value of common stock on the grant date. The following table shows pro forma net income and earnings per share assuming the stock-based compensation expense had been recognized in the statement of income (dollars in thousands, except per share data):

Three Months Ended March 31	2005
Net income	$14,910
Stock-based employee compensation cost included in net income, net of tax	334
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(510)

Pro forma net income	$14,734

Basic Earnings per Common Share:
As reported	$.28

Pro forma	$.28

Diluted Earnings per Common Share:
As reported	$.28

Pro forma	$.27

     The fair value of stock options outstanding was determined at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate	4.31%
Dividend yield	2.89%
Expected stock price volatility	.21%
Expected life (years)	5.00
Fair value of options granted	$4.57
     The option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in theses subjective input assumptions can materially affect the fair value estimate.

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
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued FAS 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (FAS 140). FAS 140 established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. FAS 156 amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. FAS 156 also permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under FAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of FAS 156 is required as of the beginning of the first fiscal year beginning after September 15, 2006. Upon adoption, the Corporation will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Corporation will adopt FAS 156 for the year beginning January 1, 2007 and currently has not determined if it will adopt FAS 156 using the fair value election.
Accounting for Uncertain Tax Positions
     In July 2005, the FASB released an Exposure Draft of a proposed interpretation, Accounting for Uncertain Tax Positions – an Interpretation of FAS 109. The Exposure Draft contains proposed language related to the recognition and measurement of uncertain tax positions. Any initial de-recognition amounts will be reported as a cumulative effect of an accounting principle. In October 2005, the effective date of the Exposure Draft was delayed and in January 2006, the FASB staff concluded that it will be effective for the first annual period beginning after December 15, 2006. A final interpretation is expected to be issued during the second quarter of 2006. The Corporation will evaluate the potential impact on the consolidated financial statements upon issuance of the final standard.
Accounting for Defined Benefit Pension and Other Postretirement Plans
     In March 2006, the FASB released an Exposure Draft of a proposed interpretation, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FAS 87, 88, 106 and 132R. The Exposure Draft contains a proposed provision to recognize in the balance sheet the overfunded or underfunded status of pension and postretirement plans, which is measured as the difference between the fair value of plan assets and the benefit obligation. The Exposure Draft also proposes recognizing actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax within equity with costs and credits that arise in each period included in comprehensive income. Under existing pension and postretirement accounting standards, actuarial gains and losses and prior service cost and credit amounts are not recognized in the balance sheet.
     A final interpretation is expected to be issued during the second quarter of 2006, and the standard is expected to be effective for fiscal years ending after December 15, 2006. Retrospective application would be required. The Corporation has not yet completed its evaluation of the potential impact of the Exposure Draft on its consolidated financial statements, however the recognition of its unamortized actuarial losses and prior service costs in accumulated other comprehensive income within equity would result in a significant reduction to stockholders’ equity.

SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	March 31,	December 31,
	2006	2005
U.S. Treasury and other U.S. government agencies and corporations	$189,682	$190,301
Mortgage-backed securities of U.S. government agencies	31,022	32,496
States of the U.S. and political subdivisions	5,124	5,385
Corporate debt securities	40,134	36,741

Total debt securities	265,962	264,923
Equity securities	13,398	14,296

	$279,360	$279,219

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	March 31,	December 31,
	2006	2005
U.S. Treasury and other U.S. government agencies and corporations	$105,408	$105,355
Mortgage-backed securities of U.S. government agencies	606,515	631,160
States of the U.S. and political subdivisions	121,092	124,649
Corporate and other debt securities	19,562	19,975

	$852,577	$881,139

     The Corporation sold $2.4 million of securities at a gain of $0.5 million for the three months ended March 31, 2006. None of the security sales were at a loss.
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
     Following are summaries of the age of unrealized losses and the associated fair value (in thousands):
     Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$189,682	$(630)	—	—	$189,682	$(630)
Mortgage-backed securities of U.S. government agencies	22,852	(479)	$7,657	$(205)	30,509	(684)
States of the U.S. and political Subdivisions	3,944	(44)	712	(5)	4,656	(49)
Corporate debt securities	12,949	(121)	—	—	12,949	(121)
Equity securities	342	(18)	—	—	342	(18)

	$229,769	$(1,292)	$8,369	$(210)	$238,138	$(1,502)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$153,201	$(112)	—	—	$153,201	$(112)
Mortgage-backed securities of U.S. government agencies	26,269	(413)	$5,735	$(132)	32,004	(545)
States of the U.S. and political subdivisions	4,649	(59)	—	—	4,649	(59)
Corporate debt securities	17,053	(58)	—	—	17,053	(58)
Equity securities	372	(21)	—	—	372	(21)

	$201,544	$(663)	$5,735	$(132)	$207,279	$(795)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$102,756	$(439)	$1,661	$(43)	$104,417	$(482)
Mortgage-backed securities of U.S. government agencies	203,456	(2,913)	359,236	(11,965)	562,692	(14,878)
States of the U.S. and political subdivisions	46,971	(653)	56,036	(1,171)	103,007	(1,824)
Corporate debt securities	11,930	(286)	4,711	(90)	16,641	(376)

	$365,113	$(4,291)	$421,644	$(13,269)	$786,757	$(17,560)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$72,707	$(24)	$1,666	$(40)	$74,373	$(64)
Mortgage-backed securities of U.S. government agencies	441,423	(9,194)	86,834	(2,892)	528,257	(12,086)
States of the U.S. and political subdivisions	82,489	(1,411)	20,726	(602)	103,215	(2,013)
Corporate debt securities	13,563	(270)	3,508	(88)	17,071	(358)

	$610,182	$(10,899)	$112,734	$(3,622)	$722,916	$(14,521)

     As of March 31, 2006, securities with unrealized losses for less than 12 months include 21 investments in U.S. government agency securities, 32 investments in mortgage-backed securities of U.S. government agencies, 68 investments in states of the U.S. and political subdivision securities, 13 investments in other debt securities and 2 investments in equity securities. As of March 31, 2006, securities with unrealized losses of greater than 12 months include 4 investments in U.S. government agency securities, 62 investments in mortgage-backed securities of U.S. government agencies, 87 investments in states of the U.S. and political subdivision securities and 5 investments in other debt securities. The Corporation has concluded that it has both the intent and ability to hold these securities for the period of time necessary to recover the amortized cost or until maturity.

BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	March 31,	December 31,
	2006	2005
Securities sold under repurchase agreements	$193,618	$182,517
Federal funds purchased	—	30,000
Federal Home Loan Bank advances	25,000	40,000
Subordinated notes	119,980	125,673
Other short-term borrowings	246	788

	$338,844	$378,978

     Following is a summary of long-term debt (in thousands):

	March 31,	December 31,
	2006	2005
Federal Home Loan Bank advances	$494,888	$499,963
Debentures due to Statutory Trust	128,866	128,866
Subordinated notes	38,184	33,437
Other long-term debt	306	303

	$662,244	$662,569

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $1.8 billion, of which $519.9 million was used as of March 31, 2006. These advances are secured by loans collateralized by 1-4 family mortgages and the security portfolio and are scheduled to mature in various amounts periodically through the year 2012. Effective interest rates on these advances range from 2.10% to 5.75% for the three months ended March 31, 2006 and 2005.
     F.N.B. Statutory Trust I (Statutory Trust), an unconsolidated subsidiary trust, issued $125.0 million of Corporation-obligated mandatorily redeemable capital securities (capital securities) to fund the acquisition of a bank that was later spun-off with the Corporation’s Florida operations. The proceeds from the sale of the capital securities were invested in junior subordinated debt securities of the Corporation (debentures). The Statutory Trust was formed for the sole purpose of issuing the capital securities and investing the proceeds from the sale of such capital securities in the debentures. The debentures held by Statutory Trust are its sole assets. Distributions on the debentures issued by Statutory Trust are recorded as interest expense by the Corporation. The capital securities are subject to mandatory redemption, in whole or in part, upon repayment of the debentures. The capital securities bear interest at a floating rate per annum equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 325 basis points. The interest rate in effect at March 31, 2006 was 7.78%. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the capital securities subject to the terms of each of the guarantees. The debentures qualify as Tier 1 capital under the Board of Governors of the Federal Reserve System (Federal Reserve Board) guidelines and are first redeemable, in whole or in part, by the Corporation on or after March 31, 2008 and mature on March 31, 2033.
INTEREST RATE SWAP
     In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of debentures. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under the critical terms match method. At March 31, 2006, the swap had a fair value of $2.3 million which has been recorded in other assets, and other comprehensive income, net of tax. The Corporation accounts for the swap in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities.

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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	March 31,	December 31,
	2006	2005
Commitments to extend credit	$810,536	$729,892
Standby letters of credit	72,263	61,659
     At March 31, 2006, funding of approximately 75% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
EARNINGS PER SHARE
     Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding net of unvested shares of restricted stock.
     Diluted earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options and restricted shares based on the treasury stock method using the average market price. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2006	2005
Net income	$15,802	$14,910

Weighted average common shares outstanding (basic)	57,177,923	53,041,581
Net effect of dilutive stock options and restricted stock based on the treasury stock method using the average market price	409,555	767,151

Weighted average common shares outstanding (diluted)	57,587,478	53,808,732

Basic earnings per share	$.28	$.28

Diluted earnings per share	$.27	$.28

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees. The RIP covers employees who satisfy minimum age and length of service requirements. Benefits of the RIP are generally based on years of service and the employee’s compensation for five consecutive years during their last ten years of employment. The RIP’s funding policy is to make annual contributions to the RIP each year equal to the maximum tax deductible amount. The Corporation made a contribution of $3.0 million to the RIP in the first quarter of 2006.
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
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Service cost	$1,215	$1,241
Interest cost	1,779	1,643
Expected return on plan assets	(2,007)	(1,832)
Net amortization	384	305

Net periodic pension cost	$1,371	$1,357

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

     The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Service cost	$94	$106
Interest cost	85	78
Net amortization	16	17

Net periodic postretirement benefit cost	$195	$201

     The Corporation also sponsors a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation’s contribution expense was $0.4 million for the three months ended March 31, 2006 and 2005.
CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Three Months Ended March 31	2006	2005
Interest paid on deposits and other borrowings	$32,134	$26,195
Income taxes paid	—	4,043
Transfers of loans to other real estate owned	1,204	1,113
Transfers of other real estate owned to loans	199	—

Summary of business acquisition:
Fair value of tangible assets acquired	—	$478,466
Fair value of core deposit intangible acquired	—	8,888
Fair value of liabilities assumed	—	(473,872)
Stock issued for the purchase of acquired company’s common stock	—	(127,516)
Cash received in the acquisition	—	8,799

Goodwill recognized	—	$(105,235)

COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$15,802	$14,910
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	288	(7,505)
Less: reclassification adjustment for gains included in net income	(356)	(395)
Unrealized gains on swap	532	628
Minimum benefit plan liability adjustment	—	—

Other comprehensive (loss) income	464	(7,272)

Comprehensive income	$16,266	$7,638

     The accumulated balances related to each component of other comprehensive income (deficit) are as follows (in thousands):

March 31	2006	2005
Unrealized (losses) gains on securities	$3,428	$(1,960)
Unrealized gains on swap	1,504	628
Minimum pension liability adjustment	(871)	(975)

Accumulated other comprehensive (deficit) income	$4,061	$(2,307)

BUSINESS SEGMENTS
     The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

•	The other segment includes the Corporation, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.
     The following tables provide financial information for these segments of the Corporation (in thousands):

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended March 31, 2006
Interest income	$70,582	$30	$133	$7,563	$(687)	$77,621
Interest expense	28,528	2	—	1,869	1,403	31,802
Provision for loan losses	1,390	—	—	1,568	—	2,958
Non-interest income	13,400	3,023	3,660	557	(531)	20,109
Non-interest expense	30,894	2,360	2,563	3,672	(169)	39,320
Intangible amortization	820	—	111	—	—	931
Income tax expense (benefit)	6,864	247	399	358	(951)	6,917
Net income (loss)	15,486	444	720	653	(1,501)	15,802
Total assets	5,465,215	6,212	27,976	146,365	(14,355)	5,631,413
Total intangibles	205,367	—	11,644	1,809	—	218,820

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended March 31, 2005
Interest income	$61,553	$19	$98	$7,733	$(330)	$69,073
Interest expense	20,390	2	—	1,436	1,662	23,490
Provision for loan losses	709	—	—	1,622	—	2,331
Non-interest income	12,179	3,523	3,369	501	(829)	18,743
Non-interest expense	30,797	2,394	2,710	3,713	(136)	39,478
Intangible amortization	749	—	111	—	—	860
Income tax expense (benefit)	6,471	421	271	517	(933)	6,747
Net income (loss)	14,616	725	375	946	(1,752)	14,910
Total assets	5,408,006	7,355	29,496	147,242	17,287	5,609,386
Total intangibles	202,628	—	11,900	1,809	—	216,337

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of March 31, 2006, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2006 and 2005, and the consolidated statements of stockholders’ equity, and cash flows for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of F.N.B. Corporation as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated March 8, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
May 8, 2006

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
CRITICAL ACCOUNTING POLICIES
     Critical accounting policies are described in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2005 Annual Report on Form 10-K under the heading “Application of Critical Accounting Policies.” There have been no significant changes in the application of accounting policies since December 31, 2005.
OVERVIEW
     The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio and four loan production offices in Florida, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
     The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC (FNIA), Regency Finance Company and F.N.B. Capital Corporation, LLC.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Net income for the three months ended March 31, 2006 was $15.8 million or $.27 per diluted share, compared to net income for the same period of 2005 of $14.9 million or $.28 per diluted share. The increase in net income was primarily the result of the Corporation’s acquisitions of NSD and North East in 2005. The Corporation’s return on average equity was 13.33%, return on tangible equity was 25.45% and return on average assets was 1.14% for the three months ended March 31, 2006, compared to 15.76%, 26.89% and 1.15% for the same period in 2005, respectively.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Three Months Ended March 31
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,571	$16	4.24%	$1,484	11	3.01%
Federal funds sold	4,729	50	4.22	—	—	—
Taxable investment securities (1)	1,006,249	12,279	4.86	1,081,293	11,965	4.43
Non-taxable investment securities (2)	141,706	1,830	5.17	121,800	1,514	4.97
Loans (2) (3)	3,789,368	64,408	6.88	3,504,247	56,363	6.51

Total interest earning assets (2)	4,943,623	78,583	6.42	4,708,824	69,853	5.99

Cash and due from banks	114,143			105,284
Allowance for loan losses	(51,464)			(52,655)
Premises and equipment	86,606			80,367
Other assets	506,264			417,932

	$5,599,172			$5,259,752

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,091,164	4,961	1.84	$956,491	2,172	0.92
Savings	647,051	1,907	1.20	677,369	1,296	0.78
Certificates and other time	1,645,730	14,111	3.48	1,451,460	10,844	3.03
Repurchase agreements	194,700	1,772	3.64	174,379	774	1.78
Other short-term borrowings	175,225	1,825	4.17	246,771	2,043	3.31
Long-term debt	662,927	7,226	4.42	662,583	6,361	3.89

Total interest bearing liabilities	4,416,797	31,802	2.92	4,169,053	23,490	2.28

Non-interest bearing demand	638,232			628,236
Other liabilities	63,472			78,780

	5,118,501			4,876,069

Stockholders’ equity	480,671			383,683

	$5,599,172			$5,259,752

Excess of interest earning assets over interest bearing liabilities	$526,826			$539,771

Fully tax-equivalent net interest income		46,781			46,363

Net interest spread			3.51%			3.71%

Net interest margin (2)			3.82%			3.97%

Tax-equivalent adjustment		962			780

Net interest income		$45,819			$45,583

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). For the three months ended March 31, 2006, net interest income, which comprised 69.5% of net revenue as compared to 70.9% for the same period in 2005, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent basis, was $46.8 million for the quarter ended March 31, 2006 and $46.4 million for the quarter ended March 31, 2005. The average earning assets increased $234.8 million or 5.0% and average interest bearing liabilities increased $247.7 million or 5.9% from the same period in 2005 primarily due to the acquisitions of NSD and North East. However, the Corporation’s net interest margin decreased by 15 basis points from 2005 to 3.82% for 2006 and was impacted by a flattening of the yield curve throughout 2005 which remained flat in the first quarter of 2006. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$1	$4	$5
Federal funds sold	50	—	50
Securities	(873)	1,503	630
Loans	4,475	3,570	8,045

	3,653	5,077	8,730

Interest Expense
Deposits:
Interest bearing demand	344	2,445	2,789
Savings	65	546	611
Certificates and other time	1,582	1,685	3,267
Repurchase agreements	100	898	998
Other short-term borrowings	(654)	436	(218)
Long-term debt	5	860	865

	1,442	6,870	8,312

Net Change	$2,211	$(1,793)	$418

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on a fully taxable equivalent basis, of $78.6 million for the three months ended March 31, 2006 increased by $8.7 million or 12.5% from the same period of 2005. This increase was partially caused by an improvement in yield on earning assets of 43 basis points to 6.42% for the first quarter of 2006. In addition, average earning assets of $4.9 billion for the first quarter of 2006 grew $234.8 million or 5.0% from the same period of 2005 driven by an increase of $285.1 million in average loans, partially offset by a decrease of $55.1 million in investment securities. The increase in average loans was primarily the result of the Corporation’s acquisitions in 2005 while the decrease in average investment securities was a result of a balance sheet restructuring the Corporation completed during the fourth quarter of 2005.

     Interest expense of $31.8 million for the three months ended March 31, 2006 increased by $8.3 million or 35.4% from the same period of 2005. This variance was primarily attributable to an increase of 64 basis points in the Corporation’s cost of funds to 2.92% during the first quarter of 2006. Additionally, average interest bearing liabilities increased $247.7 million or 5.9% to average $4.4 billion for the first quarter of 2006. This growth was primarily attributable to a combined increase of $124.7 million or 6.9% in the core deposit categories of interest bearing demand deposit, savings and customer repurchase agreements, and an increase in time deposits of $194.3 million or 13.4%. The increases were the result of the Corporation’s acquisitions of NSD and North East in 2005 as well as success of the introduction of a suite of new deposit products that has attracted additional customers. These increases were partially offset by a decrease in average short-term borrowings of $71.5 million or 29.0%, resulting from decreases in federal funds purchased and subordinated notes.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $3.0 million for the three months ended March 31, 2006 increased $0.6 million or 26.9% from the same period of 2005 as a result of loan growth. Improving trends in the consumer loan portfolio, particularly the indirect installment portfolio, continued to produce lower levels of expected losses. More specifically, for the first quarter of 2006 net charge-offs totaled $3.5 million or .37% (annualized) as a percentage of average loans compared to $3.7 million or .43% (annualized) as a percentage of average loans for the same period of 2005. The ratio of non-performing loans to total loans was .81% at March 31, 2006 compared to .88% at March 31, 2005 and the ratio of non-performing assets to total assets was .66% and .69% for these same periods, respectively. For additional information, refer to the Allowance and Provision for Loan Losses section of this financial review.
Non-Interest Income
     Total non-interest income of $20.1 million for the three months ended March 31, 2006 increased $1.4 million or 7.3% from the same period of 2005. This increase resulted from increases in service charges, insurance commissions and fees and other non-interest income.
     Service charges on loans and deposits of $10.2 million for the first quarter of 2006 increased $1.1 million or 12.3% from the same period of 2005 as the Corporation’s customer base expanded as a result of the acquisitions in 2005.
     Insurance commissions and fees of $4.1 million for the first quarter of 2006 increased $0.3 million or 8.8% from the same period of 2005 due to an increase in contingent fees, which are primarily recognized during the first quarter of each year.
     Securities commissions of $0.9 million for the first quarter of 2006 decreased by $0.5 million or 32.5% from the same period of 2005. The decrease is due to the decline in sales of annuity products as customers have been selecting higher yielding alternatives as interest rates increased.
     Trust fees of $1.8 million for the first quarter of 2006 decreased $0.1 million or 3.0% from the same period of 2005. Trust fees in the first quarter of 2005 were benefited by an adjustment of $0.1 million resulting from a system conversion.
     Other income of $1.4 million for the first quarter of 2006 increased $0.6 million or 72.4% from the same period of 2005. This increase was attributable to income relating to recoveries on impaired loans acquired in 2005 of $0.3 million during the first quarter of 2006. Also, income from non-marketable equity securities increased by $0.2 million from the same period of 2005.

Non-Interest Expense
     Total non-interest expense was $40.3 million for both the three months ended March 31, 2006 and 2005. A small increase in salaries and employee benefit costs in the first quarter of 2006 was offset by lower equipment and other non-interest expenses compared to the same period in the prior year.
     Salaries and employee benefits of $21.3 million for the first quarter of 2006 increased $0.1 million or 0.6% from the same period of 2005. The additional costs associated with the employees retained from the acquisitions in 2005 and normal compensation increases in the first quarter of 2006 were offset by lower salary and benefit costs related to staff reductions in the fourth quarter of 2005 as compared to the same period in 2005.
     Combined net occupancy and equipment expense of $6.7 million for the first quarter of 2006 increased $0.2 million or 2.5% from the same period of 2005. The increase was primarily due to additional costs associated with the acquisitions in 2005.
     Amortization of intangibles expense of $0.9 million for the first quarter of 2006 increased 8.3% from the same period in the prior year due to the amortization of additional core deposit and customer list intangibles as a result of acquisitions in 2005.
     Other non-interest expenses of $11.3 million for the first quarter of 2006 decreased $0.5 million or 3.9% from the same period of 2005 primarily due to a decline in merger expenses. Other non-interest expense included merger expenses of $0.1 million related to the forthcoming Legacy acquisition for the first quarter of 2006 and $0.5 million related to the NSD acquisition in the first quarter of 2005.
Income Taxes
     The Corporation’s income tax expense of $6.9 million for the three months ended March 31, 2006 increased by $0.2 million from the same period in 2005 due to higher pre-tax income. The effective tax rate was 30.4% for the three months ended March 31, 2006 and 31.2% for the same period in the prior year. The effective tax rate decline was due to an increase in tax exempt instruments, an increase in tax credits from participation in new qualifying investments, and lower state taxes. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax credits and tax benefits resulting from tax exempt instruments and excludable dividend income.
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
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Proceeds from the sale of mortgage loans totaled $19.7 million for the three months ended March 31, 2006 compared to $20.8 million for the three months ended March 31, 2005.
     Liquidity sources from liabilities are generated primarily through deposits. As of March 31, 2006 and December 31, 2005, deposits comprised 79.4% and 78.5% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of March 31, 2006, total availability from these sources was $1.8 billion, or 31.7% of total assets while outstanding advances were $519.9 million, or 9.2% of total assets. As of December 31, 2005, outstanding FHLB advances were $540.0 million, or 9.7% of total assets, while the total availability from these sources was $1.9 billion, or 34.9% of total assets.

     The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of March 31, 2006. In addition, the Corporation issues subordinated debt on a regular basis.
     The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During the three months ended March 31, 2006, the Corporation purchased 60,800 treasury shares totaling $1.0 million and received $2.0 million upon re-issuance of 115,205 shares. For the same period of 2005, the Corporation purchased 193,300 treasury shares totaling $3.8 million and received $5.4 million as a result of re-issuance of 257,723 shares.
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
     Changes in market interest rates may result in changes in the fair value of the Corporation’s financial instruments, cash flows and net interest income. The ALCO is responsible for market risk management: devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. The Corporation’s Treasury Department measures interest rate risk and manages interest rate risk on a daily basis.
     Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem their certificates early when rates rise.
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
     The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 1.05 and 1.02 at March 31, 2006 and 2005, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months.

     Following is the gap analysis as of March 31, 2006 (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$932,575	$173,607	$241,608	$400,807	$1,748,597
Investments	12,943	45,333	25,713	243,886	327,875

	945,518	218,940	267,321	644,693	2,076,472

Interest Bearing Liabilities (IBL)
Non-maturity deposits	598,763	—	—	—	598,763
Time deposits	116,717	224,110	237,930	449,029	1,027,786
Borrowings	187,824	56,200	45,717	64,685	354,426

	903,304	280,310	283,647	513,714	1,980,975

Period Gap	$42,214	$(61,370)	$(16,326)	$130,979	$95,497

Cumulative Gap	$42,214	$(19,156)	$(35,482)	$95,497

IEA/IBL (Cumulative)	1.05	0.98	0.98	1.05

Cumulative Gap to IEA	0.85%	(0.39)%	(0.71)%	1.92%

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
     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

March 31	2006	2005
Net interest income change (12 months):
+ 100 basis points	.8%	0%
- 100 basis points	(.8)%	(1.9)%

Economic value of equity:
+ 100 basis points	(2.3)%	(3.4)%
- 100 basis points	(.2)%	(3.3)%
     The preceding measures are within policy limits. The overall level of interest rate risk has improved and is considered to be relatively low and stable.
     The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage its exposure to interest rate fluctuations. Since 2004, short-term interest rates have risen significantly while long-term interest rates have increased only slightly. This flattening of the yield curve has made short-term deposits and long-term loans more attractive to customers: a situation that created additional interest rate risk for the Corporation. In order to keep the risk measures in an acceptable position, the ALCO crafted several strategies to mitigate its risk position. During February 2005, the Corporation entered into a forward starting interest rate swap with a notional amount of $125.0 million. Under the agreement, the Corporation will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date is March 31, 2008. During the fourth quarter of 2005, the Corporation repositioned its investment portfolio in order to reduce its interest rate risk. The transaction lowered the level of mortgage-related assets held by the Corporation which reduced the repricing risk and options risk of the Corporation. The transaction also reduced the average duration of the portfolio. The Corporation also locked-in funding by utilizing long-term wholesale FHLB advances. In addition, the Corporation regularly sells fixed-rate, residential mortgages to the secondary mortgage loan market in order to manage its holdings of long-term, fixed-rate loans.

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
DEPOSITS AND REPURCHASE AGREEMENTS
     Following is a summary of deposits and repurchase agreements (in thousands):

	March 31,	December 31,
	2006	2005
Non-interest bearing	$651,964	$688,391
Savings and NOW	1,800,500	1,675,395
Certificates of deposit and other time deposits	1,637,474	1,648,157

Total deposits	4,089,938	4,011,943
Securities sold under repurchase agreements	193,618	182,517

Total deposits and repurchase agreements	$4,283,556	$4,194,460

     Total deposits and repurchase agreements increased by $89.1 million or 2.1% to $4.3 billion at March 31, 2006 compared to December 31, 2005, primarily as a result of growth in interest bearing deposits due to more competitive rates paid and growth in customer repurchase agreements.
LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates four loan production offices in Florida. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.
     Following is a summary of loans, net of unearned income (in thousands):

	March 31,	December 31,
	2006	2005
Commercial	$1,708,307	$1,613,960
Direct installment	909,340	890,288
Consumer lines of credit	253,916	262,969
Residential mortgages	477,781	485,542
Indirect installment	475,626	493,740
Other	1,994	2,548

	$3,826,964	$3,749,047

     The above loan totals include unearned income of $26.7 million and $27.6 million at March 31, 2006 and December 31, 2005, respectively.
     Total loans increased by $77.9 million or 2.1% to $3.8 billion at March 31, 2006 primarily due to the growth in commercial loans in the Florida and Pittsburgh markets.

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
     Following is a summary of non-performing assets (in thousands):

	March 31,	December 31,
	2006	2005
Non-accrual loans	$25,918	$28,100
Restructured loans	5,031	5,032

Total non-performing loans	30,949	33,132
Other real estate owned	6,280	6,337

Total non-performing assets	$37,229	$39,469

Asset quality ratios:
Non-performing loans as a percent of total loans	.81%	.88%
Non-performing assets as a percent of total assets	.66%	.71%
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
     Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Balance at beginning of period	$50,707	$50,467
Addition from acquisitions	—	3,622
Charge-offs	(4,309)	(4,496)
Recoveries	822	774

Net charge-offs	(3,487)	(3,722)
Provision for loan losses	2,958	2,331

Balance at end of period	$50,178	$52,698

Allowance for loan losses to:
Total loans, net of unearned income	1.31%	1.43%
Non-performing loans	162.13%	161.98%
     The allowance for loan losses decreased $2.5 million or 4.8% from March 31, 2005 to March 31, 2006. The decrease in the allowance for loan losses is partially attributed to improving trends in the consumer loan portfolio, particularly the indirect installment portfolio, which has produced lower levels of expected losses. Also, a charge-off of a $1.5 million loan that was previously fully reserved was recorded in the second quarter of 2005.
     The provision for loan losses of $3.0 million for the three months ended March 31, 2006 increased $0.6 million or 26.9% from the same period of 2005 as a result of organic and acquired loan growth of $141 million from March 31, 2005 to March 31, 2006.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off in the first quarter of 2006 decreased $0.2 million from the same period in the prior year to $3.5 million. Net charge-offs (annualized) as a percent of average loans decreased to .37% for the first quarter of 2006 compared to .43% for the same period of 2005 reflecting the improved performance in the consumer portfolio.
     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations, which influence the level of reserves. Commercial and commercial real estate loans are influenced by economic conditions within certain sectors of the economy, such as health care, manufacturing, automotive and the commercial office and commercial retail sub markets that are pressured by supply imbalances within certain market areas of the Corporation. Pressures on the Corporation’s healthcare customers include skilled labor shortages, rising liability costs and the risk to Medicaid payments as states balance tight budgets. In 2005, interest rates and energy costs increased, trends that have continued in 2006. Rising rates directly affect borrowers tied to floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. The Corporation also considers how rising interest rates and energy costs influence consumer loan customers who now carry historically high debt loads. Consumer credit risk and loss exposures are evaluated using loss histories of the FAS 5 pools and roll rate analysis to estimate credit quality migration and expected losses within the homogeneous loan pools.

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
     As of March 31, 2006, Management believes that the Corporation and FNBPA meet all capital adequacy requirements to which either of them are subject and therefore satisfy the requirements to be considered “well-capitalized” under the regulatory framework.
     Following are the capital ratios as of March 31, 2006 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$443,634	11.4%	$389,216	10.0%	$311,373	8.0%
FNBPA	413,078	10.9%	379,036	10.0%	303,229	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	384,006	9.9%	233,530	6.0%	155,686	4.0%
FNBPA	369,057	9.7%	227,422	6.0%	151,614	4.0%

Leverage Ratio:
F.N.B. Corporation	384,006	7.1%	268,975	5.0%	215,180	4.0%
FNBPA	369,057	7.1%	261,533	5.0%	209,226	4.0%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by this item is provided under the caption Market Risk in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There were no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2005 Annual Report on Form 10-K.

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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2006, as required by paragraph (d) of Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS
     The Corporation’s risk factors as described in its 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission remain current.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases of equity securities by the Corporation:

Issuer Purchases of Equity Securities (1)
			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of	that May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January 1 - 31, 2006	—	—	N/A	N/A
February 1 - 28, 2006	24,000	$16.58	N/A	N/A
March 1 - 31, 2006	36,800	16.66	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     NONE
ITEM 5. OTHER INFORMATION
     NONE
ITEM 6. EXHIBITS

3.2.	By-laws of the Corporation as currently in effect. (filed herewith)

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	Data is provided under the heading “Earnings Per Share” in Item 1, Part I in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

(Registrant)

Dated:	May 10, 2006	/s/ Stephen J. Gurgovits

Stephen J. Gurgovits
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	May 10, 2006	/s/ Brian F. Lilly

Brian F. Lilly
Chief Financial Officer
(Principal Financial and Accounting Officer)