Form 10-Q
period 2006-06-30
FNB CORP/FL/
filed 2006-08-08
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2006

Common Stock, $0.01 Par Value	60,220,896 Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2006
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	June 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$136,748	$131,604
Interest bearing deposits with banks	362	627
Securities available for sale	291,092	279,219
Securities held to maturity (fair value of $796,504 and $867,122)	824,443	881,139
Mortgage loans held for sale	5,429	4,740
Loans, net of unearned income of $25,618 and $27,595	4,210,525	3,749,047
Allowance for loan losses	(53,041)	(50,707)

Net Loans	4,157,484	3,698,340
Premises and equipment, net	89,264	87,013
Goodwill	240,812	196,354
Bank owned life insurance	131,854	122,666
Other assets	195,251	188,624

Total Assets	$6,072,739	$5,590,326

Liabilities
Deposits:
Non-interest bearing demand	$669,838	$688,391
Savings and NOW	1,939,823	1,675,395
Certificates and other time deposits	1,768,887	1,648,157

Total Deposits	4,378,548	4,011,943
Other liabilities	61,384	59,634
Short-term borrowings	384,736	378,978
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	128,866
Long-term debt	562,460	533,703

Total Liabilities	5,538,159	5,113,124

Stockholders’ Equity
Common stock — $0.01 par value
Authorized – 500,000,000 shares
Issued – 60,236,542 and 57,513,586 shares	599	575
Additional paid-in capital	502,490	454,546
Retained earnings	29,366	24,376
Accumulated other comprehensive income	2,898	3,597
Deferred stock compensation	—	(4,154)
Treasury stock — 45,824 and 94,545 shares at cost	(773)	(1,738)

Total Stockholders’ Equity	534,580	477,202

Total Liabilities and Stockholders’ Equity	$6,072,739	$5,590,326

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest Income
Loans, including fees	$69,867	$59,827	$133,887	$115,892
Securities:
Taxable	12,002	12,705	24,253	24,628
Nontaxable	1,149	1,038	2,261	1,915
Dividends	140	175	312	372
Other	307	4	373	15

Total Interest Income	83,465	73,749	161,086	142,822

Interest Expense
Deposits	25,465	15,923	46,444	30,235
Short-term borrowings	3,624	3,523	7,221	6,340
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,759	2,004	5,190	3,820
Long-term debt	4,924	4,885	9,719	9,430

Total Interest Expense	36,772	26,335	68,574	49,825

Net Interest Income	46,693	47,414	92,512	92,997
Provision for loan losses	2,497	2,686	5,455	5,017

Net Interest Income After Provision for Loan Losses	44,196	44,728	87,057	87,980

Non-Interest Income
Service charges	10,634	9,960	20,804	19,014
Insurance commissions and fees	3,239	3,127	7,339	6,896
Securities commissions and fees	1,308	1,095	2,255	2,499
Trust	1,859	1,756	3,703	3,661
Gain on sale of securities	340	564	887	1,171
Gain on sale of mortgage loans	400	295	698	609
Bank owned life insurance	823	864	1,600	1,727
Other	2,181	1,133	3,607	1,960

Total Non-Interest Income	20,784	18,794	40,893	37,537

Non-Interest Expense
Salaries and employee benefits	21,141	19,735	42,459	40,918
Net occupancy	3,474	3,167	6,840	6,302
Equipment	3,281	3,209	6,593	6,591
Amortization of intangibles	1,029	951	1,960	1,811
Other	12,244	11,157	23,568	22,935

Total Non-Interest Expense	41,169	38,219	81,420	78,557

Income Before Income Taxes	23,811	25,303	46,530	46,960
Income taxes	7,176	7,762	14,093	14,509

Net Income	$16,635	$17,541	$32,437	$32,451

Net Income per Common Share
Basic	$.29	$.31	$.56	$.59
Diluted	$.28	$.31	$.56	$.59

Cash Dividends per Common Share	$.235	$.23	$.47	$.46
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumu-
					lated
					Other	Deferred
	Compre-				Compre-	Stock
	hensive	Common	Additional	Retained	hensive	Compen-	Treasury
	Income	Stock	Paid-In Capital	Earnings	Income	sation	Stock	Total
Balance at January 1, 2006		$575	$454,546	$24,376	$3,597	$(4,154)	$(1,738)	$477,202
Net income	$32,437			32,437				32,437
Change in other comprehensive income (loss)	(699)				(699)			(699)

Comprehensive income	$31,738

Cash dividends declared:
Common stock $0.47/share				(27,022)				(27,022)
Purchase of common stock							(3,188)	(3,188)
Issuance of common stock		27	51,257	(425)			4,153	55,012
Restricted stock compensation			566					566
Tax benefit of stock-based compensation			272					272
Reclassification arising from the adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at June 30, 2006		$599	$502,490	$29,366	$2,898	—	$(773)	$534,580

Balance at January 1, 2005		$502	$300,555	$22,847	$4,965	$(1,428)	$(3,339)	$324,102
Net income	$32,451			32,451				32,451
Change in other comprehensive income (loss)	(4,436)				(4,436)			(4,436)

Comprehensive income	$28,015

Cash dividends declared:
Common stock $0.46/share				(25,883)				(25,883)
Purchase of common stock							(6,453)	(6,453)
Issuance of common stock		62	133,487	(845)			8,455	141,159
Change in stock-based compensation						(1,121)		(1,121)

Balance at June 30, 2005		$564	$434,042	$28,570	$529	$(2,549)	$(1,337)	$459,819

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended
	June 30,
	2006	2005
Operating Activities
Net income	$32,437	$32,451
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	7,505	7,164
Provision for loan losses	5,455	5,017
Deferred taxes	720	1,568
Gain on sale of securities	(887)	(1,171)
Gain on sale of loans	(698)	(609)
Proceeds from sale of loans	46,110	41,625
Loans originated for sale	(46,101)	(40,917)
Net change in:
Interest receivable	(978)	1,065
Interest payable	272	(7,739)
Other, net	12,297	(22,369)

Net cash flows provided by operating activities	56,132	16,085

Investing Activities
Net change in:
Interest bearing deposits with banks	265	1,432
Loans	(170,340)	(57,665)
Bank owned life insurance	(1,219)	—
Securities available for sale:
Purchases	(3,551)	(128,957)
Sales	23,950	87,681
Maturities	3,618	60,811
Securities held to maturity:
Purchases	—	(79,217)
Maturities	56,038	56,664
Increase in premises and equipment	(1,981)	(2,962)
Net cash (paid) received for mergers and acquisitions	(16,935)	8,799

Net cash flows used in investing activities	(110,155)	(53,414)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	118,497	(74,877)
Time deposits	(8,330)	57,701
Short-term borrowings	(34,259)	72,735
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	22,165	—
Increase in long-term debt	17,957	41,954
Decrease in long-term debt	(27,122)	(16,509)
Purchase of common stock	(3,188)	(6,453)
Issuance of common stock	197	11,512
Tax benefit of stock-based compensation	272	—
Cash dividends paid	(27,022)	(25,883)

Net cash flows provided by financing activities	59,167	60,180

Net Increase in Cash and Due from Banks	5,144	22,851
Cash and due from banks at beginning of period	131,604	100,839

Cash and Due from Banks at End of Period	$136,748	$123,690

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006
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
MERGERS AND ACQUISITIONS
     On May 26, 2006, the Corporation completed its acquisition of The Legacy Bank (Legacy), a commercial bank and trust company headquartered in Harrisburg, Pennsylvania, with $375.1 million in assets, including $300.3 million in loans, and $256.5 million in deposits. Consideration paid by the Corporation totaled $72.4 million comprised primarily of 2,682,053 shares of the Corporation’s common stock and $21.1 million in exchange for 3,831,505 shares of Legacy common stock. At the time of the acquisition, Legacy was merged into FNBPA. The Corporation recorded $45.0 million in goodwill and $4.9 million in core deposit intangible as a result of the acquisition. As of June 30, 2006, the purchase price is still subject to final adjustment because certain components of the purchase price were based on preliminary valuation studies and estimates.
     On November 1, 2005, the Corporation’s existing insurance agency, FNIA, acquired the assets of Penn Group Insurance, Inc. (Penn Group), an established life and employee benefits agency located in Pittsburgh, Pennsylvania.
     On October 7, 2005, the Corporation completed its acquisition of North East Bancorp, Inc. (North East) (Pink Sheets: NEBI), a bank holding company headquartered in North East, Pennsylvania, with $68.0 million in assets, including $49.4 million in loans, and $61.2 million in deposits. Consideration paid by the Corporation totaled $15.4 million comprised of 862,611 shares of the Corporation’s common stock and $169,800 in exchange for 145,168 shares of North East common stock. North East’s banking subsidiary, The National Bank of North East, was merged into FNBPA.
     On February 18, 2005, the Corporation completed its acquisition of NSD Bancorp, Inc. (NSD) (Nasdaq: NSDB), a bank holding company headquartered in Pittsburgh, Pennsylvania, with $503.0 million in assets, including $308.9 million in loans, and $378.8 million in deposits. The acquisition was a stock transaction valued at approximately $127.5 million. The Corporation issued 5,944,343 shares of its common stock in exchange for 3,302,485 shares of NSD common stock. NSD’s banking subsidiary, NorthSide Bank, was merged into FNBPA.
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
     The Corporation adopted FAS 123R using the modified prospective transition method. The consolidated financial statements for 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Share-based compensation expense recognized under FAS 123R related to restricted stock awards was $0.6 million for the six months ended June 30, 2006.
     Prior to the adoption of FAS 123R, the Corporation accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under FAS 123, Accounting for Stock-Based Compensation. Share-based compensation expense of $0.5 million for the six months ended June 30, 2005 was related to restricted stock awards that the Corporation had been recognizing in its consolidated statement of income in accordance with the provisions set forth above. Because the exercise price of the Corporation’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Corporation’s consolidated statement of income.
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
     As of June 30, 2006, there was $3.5 million of unrecognized compensation cost related to unvested restricted stock awards granted including $1.5 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.3 years.
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
     The following table shows proceeds from stock options exercised, related tax benefits realized from restricted stock vesting and stock option exercises and the intrinsic value of the stock options exercised (in thousands):

Six Months Ended June 30	2006	2005
Proceeds from stock options exercised	$753	$2,904
Tax benefit recognized from stock option exercises	259	—
Tax benefit recognized from restricted stock vesting	13	—
Intrinsic value of stock options exercised	738	2,521
Fair value of restricted stock vested	188	213
Restricted Stock
     The Corporation issued 90,921 restricted shares of common stock with a weighted average grant date fair value of $1.8 million for the six months ended June 30, 2005 to key employees of the Corporation under its 2001 Incentive Plan. The Corporation did not issue any restricted shares for the six months ended June 30, 2006. The Corporation has available up to 2,432,634 shares to issue under its 2001 Incentive Plan.
     Under this program, half of the shares awarded to management are earned if the Corporation meets or exceeds certain financial performance results when compared to peers. The remaining service-based portion of the shares are expensed ratably over the three year restricted period while performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of the four year restricted period. The Corporation also issues discretionary service-based awards to employees that vest twenty percent each year over five years. All of these awards are subject to accelerated vesting if there is a change of control as defined in the plan. The unvested shares of restricted stock are eligible to receive cash dividends which are used to purchase additional shares of stock. The additional shares of stock are subject to forfeiture if the service period is not completed or the performance criteria are not met.
     The unamortized expense relating to all restricted stock awards, totaling $2.5 million at June 30, 2005 and $4.2 million at December 31, 2005 were reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. Upon the adoption of FAS 123R in January 2006, unamortized compensation expense was reclassified to additional paid-in capital.
     The following table summarizes information about restricted stock activity:

	2006		2005
		Weighted		Weighted
		Average		Average
		Grant		Grant
Six Months Ended June 30	Shares	Price	Shares	Price
Unvested shares outstanding at beginning of period	296,457	$18.52	117,667	$17.86
Granted	—	—	90,921	19.50
Vested	(10,996)	15.34	(11,151)	12.55
Forfeited	(1,172)	18.78	(7,193)	18.89
Dividend reinvestment	8,247	16.38	4,652	19.15

Unvested shares outstanding at end of period	292,536	18.58	194,896	18.92

     As of June 30, 2006, there were 162,301 unvested service-based shares outstanding with unrecognized compensation expense of $1.6 million, an intrinsic value of $2.6 million and a weighted average remaining life of 2.3 years. As of June 30, 2006, there were also 130,235 unvested performance-based shares outstanding with unrecognized compensation expense of $1.9 million, an intrinsic value of $2.1 million and a weighted average remaining life of 2.3 years.
Stock Options
     The Corporation also has available up to 7,433,955 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. Options have been granted at a price equal to the fair market value at the date of the grant and are primarily exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized in 2005 in accordance with APB Opinion 25. In the fourth quarter of 2005, the Corporation accelerated the vesting of approximately 186,000 shares of remaining unvested stock options in order to reduce future compensation expense. No shares were issued under these plans for the six months ended June 30, 2006 or 2005. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 90,185 and 282,465 for the six months ended June 30, 2006 and 2005.
     The following table summarizes information about stock option activity:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Six Months Ended June 30	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,622,864	$11.54	2,108,333	$11.35
Assumed in acquisitions	224,350	11.63	149,009	10.84
Exercised	(96,639)	9.87	(373,992)	10.72
Forfeited	—	—	(6,046)	13.04

Options outstanding at end of period	1,750,575	11.64	1,877,304	11.43

Options exercisable at end of period	1,750,575		1,676,136

     The following table summarizes information about stock options outstanding at June 30, 2006:

		Weighted
	Options	Average	Weighted
	Outstanding	Remaining	Average
	and	Contractual	Exercise
Range of Exercise Prices	Exercisable	Years	Price
$2.68 — $4.02	25,168	6.71	$2.68
4.03 — 6.05	—	—	—
6.06 — 9.09	45,824	3.36	8.93
9.10 — 13.65	1,283,321	4.26	11.24
13.66 — 15.43	396,262	4.42	13.85

	1,750,575

     The intrinsic value of outstanding and exercisable stock options at June 30, 2006 was $7.6 million.
Warrants
     The Corporation assumed warrants to issue common stock at an exercise price of $10.00 in conjunction with the Legacy acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved 123,394 shares of common stock for issuance upon exercise of these warrants.

Pro Forma Stock-Based Payments Prior to the Adoption of FAS 123R
     Prior to the adoption of FAS 123R, the Corporation provided disclosures required under FAS 123. Stock-based compensation expense recognized under FAS 123R has not been reflected in the statement of income for the three or six months ended June 30, 2005 for employee stock option awards as the options were granted with an exercise price equal to the market value of common stock on the grant date. The following table shows pro forma net income and earnings per share assuming the stock-based compensation expense had been recognized in the statement of income (dollars in thousands, except per share data):

	Three	Six
	Months	Months
	Ended	Ended
	June 30,	June 30,
	2005	2005
Net income	$17,541	$32,451
Stock-based employee compensation cost included in net income, net of tax	190	524
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(332)	(832)

Pro forma net income	$17,399	$32,143

Basic Earnings per Common Share:
As reported	$.31	$.59

Pro forma	$.31	$.59

Diluted Earnings per Common Share:
As reported	$.31	$.59

Pro forma	$.31	$.58

     The fair value of stock options outstanding was determined at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate	4.31%	4.31%
Dividend yield	2.89%	2.89%
Expected stock price volatility	.21%	.21%
Expected life (years)	5.00	5.00
Fair value of options granted	$4.57	$4.57
     The option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in theses subjective input assumptions can materially affect the fair value estimate.
NEW ACCOUNTING STANDARDS
Accounting Changes and Error Corrections
     In May 2005, the FASB issued FAS 154, Accounting Charges and Error Corrections, which changes the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. This statement requires retrospective application to prior period consolidated financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific or cumulative effects of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The adoption of the standard did not have a material effect on the financial condition, results of operations or liquidity of the Corporation.

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
Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FAS Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Corporation will adopt FIN 48 for the year beginning January 1, 2007 and is evaluating the impact on its financial statements.
Accounting for Defined Benefit Pension and Other Postretirement Plans
     In March 2006, the FASB released an Exposure Draft of a proposed interpretation, Employers’ Acccounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FAS 87, 88, 106 and 132R. The Exposure Draft contains a proposed provision to recognize in the balance sheet the overfunded or underfunded status of pension and postretirement plans, which is measured as the difference between the fair value of plan assets and the benefit obligation. The Exposure Draft also proposes recognizing actuarial gains and losses and prior service costs as a component of accumulated other comprehensive income, net of tax within equity with costs and credits that arise in each period included in comprehensive income. Under existing pension and postretirement accounting standards, the funded status of plans as well as actuarial gains and losses and prior service cost and credit amounts are not recognized in the balance sheet.
     A final interpretation is expected to be issued during the third quarter of 2006, and the standard is expected to be effective for fiscal years ending after December 15, 2006. The Corporation has not yet completed its evaluation of the potential impact of the Exposure Draft on its consolidated financial statements. However, the recognition of its unamortized actuarial losses and prior service costs in accumulated other comprehensive income within equity would result in a reduction to stockholders’ equity.
SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	June 30,	December 31,
	2006	2005
U.S. Treasury and other U.S. government agencies and corporations	$188,700	$190,301
Mortgage-backed securities of U.S. government agencies	29,626	32,496
States of the U.S. and political subdivisions	21,464	5,385
Corporate debt securities	39,961	36,741

Total debt securities	279,751	264,923
Equity securities	11,341	14,296

	$291,092	$279,219

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	June 30,	December 31,
	2006	2005
U.S. Treasury and other U.S. government agencies and corporations	$105,466	$105,355
Mortgage-backed securities of U.S. government agencies	580,640	631,160
States of the U.S. and political subdivisions	118,834	124,649
Corporate and other debt securities	19,503	19,975

	$824,443	$881,139

     The Corporation sold $24.0 million of securities at a gain of $0.9 million for the six months ended June 30, 2006. None of the security sales were at a loss.
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
     Following are summaries of the age of unrealized losses and the associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2006
U.S. Treasury and other U.S. government agencies and corporations	$188,700	$(1,022)	—	—	$188,700	$(1,022)
Mortgage-backed securities of U.S. government agencies	21,496	(669)	$8,050	$(324)	29,546	(993)
States of the U.S. and political subdivisions	16,768	(225)	706	(8)	17,474	(233)
Corporate debt securities	14,820	(243)	—	—	14,820	(243)
Equity securities	228	(7)	148	(10)	376	(17)

	$242,012	$(2,166)	$8,904	$(342)	$250,916	$(2,508)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$153,201	$(112)	—	—	$153,201	$(112)
Mortgage-backed securities of U.S. government agencies	26,269	(413)	$5,735	$(132)	32,004	(545)
States of the U.S. and political subdivisions	4,649	(59)	—	—	4,649	(59)
Corporate debt securities	17,053	(58)	—	—	17,053	(58)
Equity securities	372	(21)	—	—	372	(21)

	$201,544	$(663)	$5,735	$(132)	$207,279	$(795)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2006
U.S. Treasury and other U.S. government agencies and corporations	$102,657	$(1,107)	$1,662	$(40)	$104,319	$(1,147)
Mortgage-backed securities of U.S. government agencies	203,670	(5,709)	353,331	(17,648)	557,001	(23,357)
States of the U.S. and political subdivisions	45,194	(1,112)	61,763	(1,946)	106,957	(3,058)
Corporate debt securities	5,292	(72)	11,988	(331)	17,280	(403)

	$356,813	$(8,000)	$428,744	$(19,965)	$785,557	$(27,965)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$72,707	$(24)	$1,666	$(40)	$74,373	$(64)
Mortgage-backed securities of U.S. government agencies	441,423	(9,194)	86,834	(2,892)	528,257	(12,086)
States of the U.S. and political subdivisions	82,489	(1,411)	20,726	(602)	103,215	(2,013)
Corporate debt securities	13,563	(270)	3,508	(88)	17,071	(358)

	$610,182	$(10,899)	$112,734	$(3,622)	$722,916	$(14,521)

     As of June 30, 2006, securities with unrealized losses for less than 12 months include 20 investments in U.S. government agency securities, 30 investments in mortgage-backed securities of U.S. government agencies, 107 investments in states of the U.S. and political subdivision securities, 13 investments in corporate debt securities and 2 investments in equity securities. As of June 30, 2006, securities with unrealized losses of greater than 12 months include 4 investments in U.S. government agency securities, 68 investments in mortgage-backed securities of U.S. government agencies, 90 investments in states of the U.S. and political subdivision securities, 9 investments in corporate debt securities and 1 investment in an equity security. The unrealized losses at June 30, 2006 are reflective of changes in interest rates as none of the securities in an unrealized loss position at June 30, 2006 had experienced deterioration in credit quality. Therefore, the Corporation has concluded that it has both the intent and ability to hold these securities for the period of time necessary to recover the amortized cost or until maturity.
BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	June 30,	December 31,
	2006	2005
Securities sold under repurchase agreements	$188,784	$182,517
Federal funds purchased	75,000	30,000
Federal Home Loan Bank advances	10,000	40,000
Subordinated notes	110,592	125,673
Other short-term borrowings	360	788

	$384,736	$378,978

     Following is a summary of long-term debt (in thousands):

	June 30,	December 31,
	2006	2005
Federal Home Loan Bank advances	$516,618	$499,963
Subordinated notes	44,159	33,437
Convertible debt	1,375	—
Other long-term debt	308	303

	$562,460	$533,703

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $2.0 billion, of which $526.6 million was used as of June 30, 2006. These advances are secured by loans collateralized by 1-4 family mortgages and the security portfolio and are scheduled to mature in various amounts periodically through the year 2012. Effective interest rates on these advances range from 2.10% to 5.75% for the six months ended June 30, 2006 and 2005.
JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS
     The Corporation has two unconsolidated subsidiary trusts (collectively, the Trusts), F.N.B. Statutory Trust I (Statutory Trust I) and F.N.B. Statutory Trust II (Statutory Trust II), of which 100% of the common equity of each is owned by the Corporation. The Trusts are not consolidated because the Corporation is not the primary beneficiary, as evaluated under FIN 46. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (trust preferred securities) to third-party investors. The proceeds from the sale of trust preferred securities and the issuance of common stock by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts.
     Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the Federal Reserve System (Federal Reserve Board) guidelines. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees.
     The trust preferred securities of Statutory Trust I bear interest at a floating rate per annum equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 325 basis points. The interest rate in effect at June 30, 2006 was 8.23%. The subordinated debt of $128.9 million issued to Statutory Trust I is first redeemable, in whole or in part, by the Corporation on or after March 31, 2008 and matures on March 31, 2033.
     The trust preferred securities of Statutory Trust II, which were issued in the second quarter of 2006, bear interest at a fixed rate per annum equal to 7.17% through June 15, 2011, at which time the issue converts to a floating rate of the three-month LIBOR plus 165 basis points. The subordinated debt of $22.2 million issued to Statutory Trust II is first redeemable, in whole or in part, by the Corporation on or after June 15, 2011 and matures on June 15, 2036.
INTEREST RATE SWAP
     In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of subordinated debentures. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under the critical terms match method. At June 30, 2006, the swap had a fair value of $2.8 million which has been recorded in other assets, and other comprehensive income, net of tax. The Corporation accounts for the swap in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities.

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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	June 30,	December 31,
	2006	2005
Commitments to extend credit	$904,329	$729,892
Standby letters of credit	86,361	61,659
     At June 30, 2006, funding of approximately 75.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     Diluted earnings per common share is calculated by dividing net income adjusted for interest expense on convertible debt by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, warrants, restricted shares and convertible debt. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income — basic earnings per share	$16,635	$17,541	$32,437	$32,451
Interest expense on convertible debt	4	—	4	—

Net income after assumed conversion — diluted earnings per share	$16,639	$17,541	$32,441	$32,451

Basic weighted average common shares outstanding	58,237,880	56,275,414	57,710,830	54,667,431
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	471,495	726,990	441,260	746,468

Diluted weighted average common shares outstanding	58,709,375	57,002,404	58,152,090	55,413,899

Basic earnings per share	$.29	$.31	$.56	$.59

Diluted earnings per share	$.28	$.31	$.56	$.59

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees. The RIP covers employees who satisfy minimum age and length of service requirements. During the second quarter of 2006 the Corporation amended the RIP such that effective January 1, 2007, benefits will be earned based on the employee’s compensation each year. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s compensation for five consecutive years during their last ten years of employment. The RIP’s funding policy is to make annual contributions to the RIP each year equal to the maximum tax deductible amount. The Corporation made a contribution of $3.0 million to the RIP in the first six months of 2006.
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
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$1,194	$1,039	$2,409	$2,280
Interest cost	1,688	1,627	3,467	3,270
Expected return on plan assets	(2,013)	(1,942)	(4,020)	(3,774)
Net amortization	389	260	773	565

Net periodic pension cost	$1,258	$984	$2,629	$2,341

     The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees between the ages of 62 and 65 of certain affiliates. During the second quarter of 2006 the Corporation amended the plan such that only employees who are age 60 or older as of January 1, 2007 will be eligible for coverage. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide service for such benefits. The Corporation reserves the right to terminate the plan or make additional plan changes at any time.
     The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Service cost	$94	$80	$188	$186
Interest cost	85	80	170	158
Net amortization	16	16	32	33

Net periodic postretirement benefit cost	$195	$176	$390	$377

     The Corporation also sponsors a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation’s contribution expense was $0.8 million and $0.7 million for the six months ended June 30, 2006 and 2005, respectively.
CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Six Months Ended June 30	2006	2005
Interest paid on deposits and other borrowings	$67,900	$52,986
Income taxes paid	5,500	19,543
Transfers of loans to other real estate owned	2,511	2,037
Transfers of other real estate owned to loans	199	64

Summary of business acquisitions:
Fair value of tangible assets acquired	$355,049	$478,466
Fair value of core deposit and other intangible assets acquired	5,200	8,888
Fair value of liabilities assumed	(336,545)	(473,872)
Fair value of stock issued and stock options and warrants assumed	(51,227)	(127,516)
Cash received in the acquisition	(16,935)	8,799

Goodwill recognized	$(44,458)	$(105,235)

COMPREHENSIVE INCOME
          The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$16,635	$17,541	$32,437	$32,451
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	(1,209)	4,174	(921)	(3,332)
Less: reclassification adjustment for gains included in net income	(220)	(367)	(576)	(761)
Unrealized gain (loss) on swap	308	(971)	840	(343)
Minimum benefit plan liability adjustment	(42)	—	(42)	—

Other comprehensive (loss) income	(1,163)	2,836	(699)	(4,436)

Comprehensive income	$15,472	$20,377	$31,738	$28,015

          The accumulated balances related to each component of other comprehensive income are as follows (in thousands):

June 30	2006	2005
Unrealized gains on securities	$1,999	$1,847
Unrealized gain (loss) on swap	1,812	(343)
Minimum pension liability adjustment	(913)	(975)

Accumulated other comprehensive income	$2,898	$529

BUSINESS SEGMENTS
          The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

•	The other segment includes the Corporation, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

     The following tables provide financial information for these segments of the Corporation (in thousands):

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended June 30, 2006
Interest income	$76,547	$44	$149	$7,544	$(819)	$83,465
Interest expense	33,327	3	—	1,979	1,463	36,772
Provision for loan losses	1,256	—	—	1,241	—	2,497
Non-interest income	17,383	3,412	2,786	482	(3,279)	20,784
Non-interest expense	31,447	2,515	2,655	3,862	(339)	40,140
Intangible amortization	913	4	112	—	—	1,029
Income tax expense (benefit)	7,658	334	67	335	(1,218)	7,176
Net income (loss)	19,329	600	101	609	(4,004)	16,635
Total assets	5,909,312	7,094	27,323	146,182	(17,172)	6,072,739
Total intangibles	252,927	1,178	11,532	1,809	—	267,446

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended June 30, 2005
Interest income	$66,405	$29	$108	$7,713	$(506)	$73,749
Interest expense	23,216	3	—	1,564	1,552	26,335
Provision for loan losses	909	—	—	1,777	—	2,686
Non-interest income	13,378	3,078	2,640	562	(864)	18,794
Non-interest expense	29,559	2,212	2,619	3,582	(704)	37,268
Intangible amortization	841	—	110	—	—	951
Income tax expense (benefit)	7,886	328	19	477	(948)	7,762
Net income (loss)	17,372	564	—	875	(1,270)	17,541
Total assets	5,481,098	7,140	30,087	146,882	36,676	5,701,883
Total intangibles	200,361	—	12,445	1,809	—	214,615

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Six Months Ended June 30, 2006
Interest income	$147,129	$74	$282	$15,107	$(1,506)	$161,086
Interest expense	61,855	5	—	3,848	2,866	68,574
Provision for loan losses	2,646	—	—	2,809	—	5,455
Non-interest income	30,783	6,435	6,446	1,039	(3,810)	40,893
Non-interest expense	62,341	4,875	5,218	7,534	(508)	79,460
Intangible amortization	1,733	4	223	—	—	1,960
Income tax expense (benefit)	14,522	581	466	693	(2,169)	14,093
Net income (loss)	34,815	1,044	821	1,262	(5,505)	32,437
Total assets	5,909,312	7,094	27,323	146,182	(17,172)	6,072,739
Total intangibles	252,927	1,178	11,532	1,809	—	267,446

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Six Months Ended June 30, 2005
Interest income	$127,959	$48	$206	$15,446	$(837)	$142,822
Interest expense	43,606	5	—	3,000	3,214	49,825
Provision for loan losses	1,618	—	—	3,399	—	5,017
Non-interest income	25,557	6,601	6,009	1,063	(1,693)	37,537
Non-interest expense	60,356	4,606	5,329	7,295	(840)	76,746
Intangible amortization	1,590	—	221	—	—	1,811
Income tax expense (benefit)	14,357	749	290	994	(1,881)	14,509
Net income (loss)	31,989	1,289	375	1,821	(3,023)	32,451
Total assets	5,481,098	7,140	30,087	146,882	36,676	5,701,883
Total intangibles	200,361	—	12,445	1,809	—	214,615

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of June 30, 2006, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2006 and 2005, and the consolidated statements of stockholders’ equity and cash flows for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
August 7, 2006

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
CRITICAL ACCOUNTING POLICIES
     A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2005 Annual Report on Form 10-K under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies since the year ended December 31, 2005.
OVERVIEW
     The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, wealth management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Florida, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
     The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., FNIA, Regency Finance Company and F.N.B. Capital Corporation, LLC.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
     Net income for the six months ended June 30, 2006 was $32.4 million or $.56 per diluted share, compared to net income for the same period of 2005 of $32.5 million or $.59 per diluted share. Net income remained level as the additional income from the Corporation’s acquisitions in 2005 and 2006 was offset by lower net interest income due to a 15 basis point decline in the net interest margin. The Corporation’s return on average equity was 13.38%, return on average tangible equity was 26.04% and return on average assets was 1.15% for the six months ended June 30, 2006, compared to 15.56%, 28.59% and 1.20%, respectively, for the same period in 2005.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Six Months Ended June 30
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$2,052	$38	3.73%	$1,380	15	2.42%
Federal funds sold	14,349	335	4.64	—	—	—
Taxable investment securities (1)	993,958	24,310	4.91	1,119,941	24,714	4.43
Non-taxable investment securities (2)	142,018	3,661	5.16	129,591	3,230	4.99
Loans (2) (3)	3,883,277	134,659	6.99	3,606,992	116,515	6.51

Total interest earning assets (2)	5,035,654	163,003	6.51	4,857,904	144,474	5.98

Cash and due from banks	115,097			109,929
Allowance for loan losses	(51,811)			(52,805)
Premises and equipment	86,793			80,310
Other assets	518,417			460,485

	$5,704,150			$5,455,823

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,161,810	12,095	2.10	$966,578	4,527	0.94
Savings	643,184	4,140	1.30	698,083	2,832	0.82
Certificates and other time	1,670,281	30,209	3.65	1,521,965	22,876	3.03
Repurchase agreements	192,536	3,726	3.85	174,253	1,749	2.00
Other short-term borrowings	161,795	3,495	4.30	267,739	4,591	3.41
Junior subordinated debt	133,397	5,190	7.85	128,866	3,820	5.98
Long-term debt	541,493	9,719	3.62	550,189	9,430	3.46

Total interest bearing liabilities	4,504,496	68,574	3.07	4,307,673	49,825	2.33

Non-interest bearing demand	642,944			651,973
Other liabilities	67,920			75,496

	5,215,360			5,035,142

Stockholders’ equity	488,790			420,681

	$5,704,150			$5,455,823

Excess of interest earning assets over interest bearing liabilities	$531,158			$550,231

Fully tax-equivalent net interest income		94,429			94,649

Net interest spread			3.45%			3.65%

Net interest margin (2)			3.77%			3.92%

Tax-equivalent adjustment		1,917			1,652

Net interest income		$92,512			$92,997

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). For the six months ended June 30, 2006, net interest income, which comprised 69.3% of net revenue (net interest income plus non-interest income) as compared to 71.2% for the same period in 2005, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent basis, was $94.4 million for the six months ended June 30, 2006 and $94.6 million for the six months ended June 30, 2005. The average earning assets increased $177.8 million or 3.7% and average interest bearing liabilities increased $196.8 million or 4.6% from the same period in 2005 primarily due to the acquisitions in 2005 and 2006. However, the Corporation’s net interest margin decreased by 15 basis points from 2005 to 3.77% for 2006 and was impacted by a flattening of the yield curve throughout 2005 which remained flat in the first half of 2006. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$12	$11	$23
Federal funds sold	335	—	335
Securities	(3,042)	3,069	27
Loans	8,874	9,270	18,144

	6,179	12,350	18,529

Interest Expense
Deposits:
Interest bearing demand	1,073	6,495	7,568
Savings	95	1,213	1,308
Certificates and other time	2,444	4,889	7,333
Repurchase agreements	201	1,776	1,977
Other short-term borrowings	(2,112)	1,016	(1,096)
Junior subordinated debt	139	1,231	1,370
Long-term debt	(148)	437	289

	1,692	17,057	18,749

Net Change	$4,487	$(4,707)	$(220)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on a fully taxable equivalent basis, of $163.0 million for the six months ended June 30, 2006 increased by $18.5 million or 12.8% from the same period of 2005. This increase was primarily caused by an improvement in yield on earning assets of 53 basis points to 6.51% for the first six months of 2006. In addition, average earning assets of $5.0 billion for the first six months of 2006 grew $177.8 million or 3.7% from the same period of 2005 driven by an increase of $276.3 million in average loans, partially offset by a decrease of $113.6 million in investment securities. The increase in average loans was the result of a combination of organic growth and the Corporation’s acquisitions in 2005 and 2006 while the decrease in average investment securities was a result of a balance sheet restructuring the Corporation completed during the fourth quarter of 2005 and a planned reduction to provide funding for loan growth.
     Interest expense of $68.6 million for the six months ended June 30, 2006 increased by $18.7 million or 37.6% from the same period of 2005. This variance was primarily attributable to an increase of 74 basis points in the Corporation’s cost of funds to 3.07% during the first six months of 2006. Additionally, average interest bearing liabilities increased $196.8 million or 4.6% to average $4.5 billion for the first six months of 2006. This growth was primarily attributable to a combined increase of $158.6 million or 8.6% in the core deposit categories of interest bearing demand deposit, savings and customer repurchase agreements, and an increase in time deposits of $148.3 million or 9.7%. The increases were the result of the Corporation’s acquisitions in 2005 and 2006 as well as the continued success of a suite of deposit products that has attracted additional customers. These increases were partially offset by a decrease in average short-term borrowings of $105.9 million or 39.6%, resulting from decreases in federal funds purchased and subordinated notes.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $5.5 million for the six months ended June 30, 2006 increased $0.4 million or 8.7% from the same period of 2005 primarily due to loan growth as improving trends in the consumer loan portfolio, particularly the indirect installment portfolio, continued to produce lower levels of losses. More specifically, for the first half of 2006, net charge-offs totaled $6.2 million or .32% (annualized) as a percentage of average loans compared to $8.9 million or .50% (annualized) as a percentage of average loans for the same period of 2005. The ratio of non-performing loans to total loans was .74% at June 30, 2006 compared to .81% at June 30, 2005 and the ratio of non-performing assets to total assets was .62% and .65%, respectively, for those same periods. For additional information, refer to the Allowance for Loan Losses section of this financial review.
Non-Interest Income
     Total non-interest income of $40.9 million for the six months ended June 30, 2006 increased $3.4 million or 8.9% from the same period of 2005. This increase resulted primarily from increases in service charges, insurance commissions and fees and other non-interest income.
     Service charges on loans and deposits of $20.8 million for the first half of 2006 increased $1.8 million or 9.4% from the same period of 2005 as the Corporation’s customer base expanded as a result of the acquisitions in 2005 and 2006.
     Insurance commissions and fees of $7.3 million for the first half of 2006 increased $0.4 million or 6.4% from the same period of 2005 primarily due to an increase in contingent fees of $0.3 million and the Penn Group acquisition in 2005.
     Securities commissions of $2.3 million for the first half of 2006 decreased by $0.2 million or 9.8% from the same period of 2005. The decrease is primarily due to the decline in sales of annuity and insurance products as customers have been selecting higher yielding alternatives as interest rates increased.
     Trust fees of $3.7 million for the first half of 2006 were flat compared to the same period of 2005. An increase in trust fees related to the Legacy acquisition in 2006 was offset by an adjustment of $0.1 million resulting from a system conversion that benefited the first half of 2005.
     Other income of $3.6 million for the first half of 2006 increased $1.6 million or 84.0% from the same period of 2005. This increase was attributable to gains on settlements of impaired loans acquired in 2005 of $1.2 million during the first half of 2006. Also, income from non-marketable equity securities increased by $0.4 million from the same period of 2005.

Non-Interest Expense
     Total non-interest expense of $81.4 million for the first half of 2006 increased $2.9 million or 3.6% from the same period of 2005. This increase resulted from an increase in salaries and employee benefit costs, net occupancy and other expenses in the first half of 2006 compared to the same period in the prior year.
     Salaries and employee benefits of $42.5 million for the first half of 2006 increased $1.5 million or 3.7% from the same period of 2005. The additional costs associated with the employees retained from the Corporation’s acquisitions in 2005 and 2006 and normal annual compensation and benefit increases were partially offset by lower salary and benefit costs related to staff reductions in the fourth quarter of 2005 as compared to the same period in 2005.
     Combined net occupancy and equipment expense of $13.4 million for the first half of 2006 increased $0.5 million or 4.2% from the same period of 2005. The increase was primarily due to additional costs associated with the Corporation’s acquisitions in 2005 and 2006.
     Amortization of intangibles expense of $2.0 million for the first half of 2006 increased 8.2% from the same period in the prior year due to the amortization of additional core deposit and other intangibles as a result of the Corporation’s acquisitions in 2005 and 2006.
     Other non-interest expenses of $23.6 million for the first half of 2006 increased $0.6 million or 2.8% from the same period of 2005 resulting primarily from higher operating expenses due to the acquisitions in 2005 and 2006. Other non-interest expense included merger expenses of $0.7 million in the first half of 2006 related to the Legacy acquisition and $0.8 million in the first half of 2005 related to the NSD acquisition.
Income Taxes
     The Corporation’s income tax expense of $14.1 million for the six months ended June 30, 2006 decreased by $0.4 million from the same period in 2005 due to lower pre-tax income. The effective tax rate was 30.3% for the six months ended June 30, 2006 and 30.9% for the same period in the prior year. The effective tax rate decline was due to an increase in tax exempt instruments, an increase in tax credits from participation in new qualifying investments, and lower state taxes. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax credits and tax benefits resulting from tax exempt instruments and excludable dividend income.
Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
     Net income for the three months ended June 30, 2006 was $16.6 million or $.28 per diluted share, compared to net income for the same period of 2005 of $17.5 million or $.31 per diluted share. The decrease in net income was primarily the result of a decline in net interest income caused by a 14 basis point decline in the net interest margin which more than offset the additional income from the Corporation’s acquisitions in 2005 and 2006. The Corporation’s return on average equity was 13.43%, return on average tangible equity was 26.62% and return on average assets was 1.15% for the three months ended June 30, 2006, compared to 15.39%, 30.22% and 1.25%, respectively, for the same period in 2005.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Three Months Ended June 30
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$2,527	$22	3.43%	$1,278	4	1.74%
Federal funds sold	23,863	285	4.72	—	—	—
Taxable investment securities (1)	981,801	12,031	4.91	1,158,165	12,749	4.42
Non-taxable investment securities (2)	142,327	1,830	5.14	137,296	1,716	5.00
Loans (2) (3)	3,976,154	70,252	7.08	3,708,608	60,152	6.50

Total interest earning assets (2)	5,126,672	84,420	6.60	5,005,347	74,621	5.97

Cash and due from banks	116,040			114,523
Allowance for loan losses	(52,155)			(52,953)
Premises and equipment	86,999			80,253
Other assets	530,418			502,578

	$5,807,974			$5,649,748

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,231,679	7,134	2.32	$976,554	2,355	0.97
Savings	639,359	2,233	1.40	718,570	1,536	0.86
Certificates and other time	1,694,561	16,098	3.81	1,591,696	12,032	3.03
Repurchase agreements	190,395	1,954	4.06	174,128	975	2.22
Other short-term borrowings	148,512	1,670	4.45	288,477	2,548	3.49
Junior subordinated debt	137,878	2,759	8.03	128,866	2,004	6.24
Long-term debt	548,843	4,924	3.60	566,481	4,885	3.46

Total interest bearing liabilities	4,591,227	36,772	3.21	4,444,772	26,335	2.37

Non-interest bearing demand	647,606			675,449
Other liabilities	72,321			72,247

	5,311,154			5,192,468

Stockholders’ equity	496,820			457,280

	$5,807,974			$5,649,748

Excess of interest earning assets over interest bearing liabilities	$535,445			$560,575

Fully tax-equivalent net interest income		47,648			48,286

Net interest spread			3.39%			3.60%

Net interest margin (2)			3.73%			3.87%

Tax-equivalent adjustment		955			872

Net interest income		$46,693			$47,414

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). For the three months ended June 30, 2006, net interest income, which comprised 69.2% of net revenue as compared to 71.6% for the same period in 2005, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent basis, was $47.6 million for the three months ended June 30, 2006 and $48.3 million for the three months ended June 30, 2005. The average earning assets increased $121.3 million or 2.4% and average interest bearing liabilities increased $146.5 million or 3.3% from the same period in 2005 primarily due to the Legacy acquisition in 2006. However, the Corporation’s net interest margin decreased by 14 basis points from 2005 to 3.73% for 2006 and was impacted by a flattening of the yield curve throughout 2005 which remained flat in the first half of 2006. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$8	$10	$18
Federal funds sold	285	—	285
Securities	(2,172)	1,568	(604)
Loans	4,437	5,663	10,100

	2,558	7,241	9,799

Interest Expense
Deposits:
Interest bearing demand	751	4,028	4,779
Savings	29	668	697
Certificates and other time	851	3,215	4,066
Repurchase agreements	99	880	979
Other short-term borrowings	(1,486)	608	(878)
Junior subordinated debt	148	607	755
Long-term debt	(153)	192	39

	239	10,198	10,437

Net Change	$2,319	$(2,957)	$(638)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on a fully taxable equivalent basis, of $84.4 million for the three months ended June 30, 2006 increased by $9.8 million or 13.1% from the same period of 2005. This increase was primarily caused by an improvement in yield on earning assets of 63 basis points to 6.60% for the second quarter of 2006. In addition, average earning assets of $5.1 billion for the second quarter of 2006 grew $121.3 million or 2.4% from the same period of 2005 driven by an increase of $267.5 million in average loans, offset by a decrease of $171.3 million in investment securities. The increase in average loans was primarily the result of a combination of organic growth and the Legacy acquisition in

2006 while the decrease in average investment securities was a result of a balance sheet restructuring the Corporation completed during the fourth quarter of 2005 and a planned reduction to fund loan growth.
     Interest expense of $36.8 million for the three months ended June 30, 2006 increased by $10.4 million or 39.6% from the same period of 2005. This variance was primarily attributable to an increase of 84 basis points in the Corporation’s cost of funds to 3.21% during the three months ended June 30, 2006. Additionally, average interest bearing liabilities increased $146.5 million or 3.3% to average $4.6 billion for the second quarter of 2006. This growth was primarily attributable to a combined increase of $192.2 million or 10.3% in the core deposit categories of interest bearing demand deposit, savings and customer repurchase agreements, and an increase in time deposits of $102.9 million or 6.5%. The increases were primarily the result of the Corporation’s acquisition of Legacy in 2006 as well as the continued success of a suite of deposit products that has attracted additional customers. These increases were substantially offset by a decrease in average short-term borrowings of $140.0 million or 48.5%, resulting from decreases in federal funds purchased and subordinated notes.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $2.5 million for the three months ended June 30, 2006 decreased $0.2 million or 7.0% from the same period of 2005. The increase in the provision for loan losses related to loan growth was more than offset by improved credit quality. Improving trends in the consumer loan portfolio, particularly the indirect installment portfolio, continued to produce lower levels of losses. More specifically, for the second quarter of 2006, net charge-offs totaled $2.7 million or .27% (annualized) as a percentage of average loans compared to $5.2 million or .56% (annualized) as a percentage of average loans for the same period of 2005. The ratio of non-performing loans to total loans was .74% at June 30, 2006 compared to .81% at June 30, 2005 and the ratio of non-performing assets to total assets was .62% and .65%, respectively, for those same periods. For additional information, refer to the Allowance and Provision for Loan Losses section of this financial review.
Non-Interest Income
     Total non-interest income of $20.8 million for the three months ended June 30, 2006 increased $2.0 million or 10.6% from the same period of 2005. This increase resulted primarily from increases in service charges, insurance commissions and fees and other non-interest income.
     Service charges on loans and deposits of $10.6 million for the second quarter of 2006 increased $0.7 million or 6.8% from the same period of 2005 as the Corporation’s customer base expanded as a result of the Corporation’s acquisitions in 2005 and 2006.
     Insurance commissions and fees of $3.2 million for the second quarter of 2006 increased $0.1 million or 3.6% from the same period of 2005 primarily due to the Penn Group acquisition in 2005.
     Securities commissions of $1.3 million for the second quarter of 2006 increased by $0.2 million or 19.5% from the same period of 2005. The increase is due to improved sales of annuity and insurance products as the interest rates on these products have become more competitive with other investment alternatives.
     Trust fees of $1.9 million for the second quarter of 2006 increased $0.1 million or 5.9% from the same period of 2005 primarily due to the Legacy acquisition in 2006.
     Other income of $2.2 million for the second quarter of 2006 increased $1.1 million or 92.5% from the same period of 2005. This increase was attributable to a gain on settlement of an impaired loan acquired in 2005 of $0.9 million during the second quarter of 2006. Also, income from non-marketable equity securities increased by $0.2 million from the same period of 2005.

Non-Interest Expense
     Total non-interest expense of $41.2 million for the three months ended June 30, 2006 increased $3.0 million or 7.7% from the same period of 2005. An increase in salaries and employee benefit costs, net occupancy and other expenses in the second quarter of 2006 is primarily due to acquisitions in 2005 and 2006 compared to the same period in the prior year.
     Salaries and employee benefits of $21.1 million for the second quarter of 2006 increased $1.4 million or 7.1% from the same period of 2005. The additional costs associated with the employees retained from the acquisitions in 2005 and 2006 and normal annual compensation and benefit increases were partially offset by lower salary and benefit costs related to staff reductions in the fourth quarter of 2005 as compared to the same period in 2005.
     Combined net occupancy and equipment expense of $6.8 million for the second quarter of 2006 increased $0.4 million or 5.9% from the same period of 2005. The increase was primarily due to additional costs associated with the acquisitions in 2005 and 2006.
     Amortization of intangibles expense of $1.0 million for the second quarter of 2006 increased 8.2% from the same period in the prior year due to the amortization of additional core deposit and other intangibles as a result of acquisitions in 2005 and 2006.
     Other non-interest expenses of $12.2 million for the second quarter of 2006 increased $1.1 million or 9.7% from the same period of 2005 primarily from higher operating expenses due to the acquisitions in 2005 and 2006. Other non-interest expense included merger expenses of $0.5 million related to the Legacy acquisition for the second quarter of 2006 and $0.3 million related to the NSD acquisition in the second quarter of 2005.
Income Taxes
     The Corporation’s income tax expense of $7.2 million for the three months ended June 30, 2006 decreased by $0.6 million from the same period in 2005 due to lower pre-tax income. The effective tax rate was 30.1% for the three months ended June 30, 2006 and 30.7% for the same period in the prior year. The effective tax rate decline was due to an increase in tax exempt instruments, an increase in tax credits from participation in new qualifying investments, and lower state taxes. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax credits and tax benefits resulting from tax exempt instruments and excludable dividend income.
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
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Proceeds from the sale of mortgage loans totaled $46.1 million for the six months ended June 30, 2006 compared to $41.6 million for the six months ended June 30, 2005.
     Liquidity sources from liabilities are generated primarily through deposits. As of June 30, 2006 and December 31, 2005, deposits comprised 79.1% and 78.5% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of June 30, 2006, total availability from these sources was $2.0 billion, or 32.4% of total assets while outstanding advances were $526.6 million, or 8.7% of total assets. As of December 31, 2005, outstanding FHLB advances were $540.0 million, or 9.7% of total assets, while the total availability from these sources was $1.9 billion, or 34.9% of total assets.
     The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of June 30, 2006. In addition, the Corporation issues subordinated debt on a regular basis.
     The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During the six months ended June 30, 2006, the Corporation purchased 192,800 treasury shares totaling $3.2 million and received $4.2 million upon re-issuance of 241,522 shares. For the same period of 2005, the Corporation purchased 333,300 treasury shares totaling $6.4 million and received $8.4 million as a result of re-issuance of 422,277 shares.
     The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.
MARKET RISK
     Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is primarily exposed to interest rate risk which results from its role as a financial intermediary. To succeed in this capacity, the Corporation offers an extensive variety of financial products to meet the diverse needs of its customers. These products sometimes create risk for the Corporation when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans.
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
     The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 1.01 and 1.08 at June 30, 2006 and 2005, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months.

     Following is the gap analysis as of June 30, 2006 (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,072,630	$209,851	$273,884	$416,811	$1,973,176
Investments	8,864	41,300	94,182	181,664	326,010

	1,081,494	251,151	368,066	598,475	2,299,186
Interest Bearing Liabilities (IBL)
Non-maturity deposits	670,745	—	—	—	670,745
Time deposits	110,709	191,790	312,735	492,108	1,107,342
Borrowings	289,693	55,691	29,479	115,958	490,821

	1,071,147	247,481	342,214	608,066	2,268,908

Period Gap	$10,347	$3,670	$25,852	$(9,591)	$30,278

Cumulative Gap	$10,347	$14,017	$39,869	$30,278

IEA/IBL (Cumulative)	1.01	1.01	1.02	1.01

Cumulative Gap to IEA	0.19%	0.26%	0.75%	0.57%

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
     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

June 30	2006	2005
Net interest income change (12 months):
+ 100 basis points	1.2%	.4%
- 100 basis points	(.1)%	(3.2)%

Economic value of equity:
+ 100 basis points	(2.0)%	(1.8)%
- 100 basis points	1.2%	(5.0)%
     The preceding measures are within policy limits. The overall level of interest rate risk has improved and is considered to be relatively low and stable.
     The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage its exposure to interest rate fluctuations. Since 2004, short-term interest rates have risen significantly while long-term interest rates have increased only slightly. This flattening of the yield curve has made short-term deposits and long-term loans more attractive to customers: a situation that created additional interest rate risk for the Corporation. In order to keep the risk measures in an acceptable position, the ALCO crafted several strategies to mitigate its risk position. During February 2005, the Corporation entered into a forward starting interest rate swap with a notional amount of $125.0 million. Under the agreement, the Corporation will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date is March 31, 2008. During the fourth quarter of 2005, the Corporation repositioned its investment portfolio in order to reduce its interest rate risk. The transaction lowered the level of mortgage-related assets held by the Corporation which reduced the repricing risk and options risk of the Corporation. The transaction also reduced the average duration of the portfolio. The Corporation increased its holdings of variable-rate loans from 13.0% of total assets at June 30, 2005 to 16.0% of total assets as of June 30, 2006. The Corporation also locked-in funding by utilizing long-term wholesale FHLB advances. In addition, the Corporation regularly sells fixed-rate, residential mortgages to the secondary mortgage loan market in order to manage its holdings of long-term, fixed-rate loans.
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
DEPOSITS AND REPURCHASE AGREEMENTS
     Following is a summary of deposits and repurchase agreements (in thousands):

	June 30,	December 31,
	2006	2005
Non-interest bearing	$669,838	$688,391
Savings and NOW	1,939,823	1,675,395
Certificates of deposit and other time deposits	1,768,887	1,648,157

Total deposits	4,378,548	4,011,943
Securities sold under repurchase agreements	188,784	182,517

Total deposits and repurchase agreements	$4,567,332	$4,194,460

     Total deposits and repurchase agreements increased by $372.9 million or 8.9% to $4.6 billion at June 30, 2006 compared to December 31, 2005. The Legacy acquisition accounted for $256.6 million of the increase while the remaining increase was due to continued growth in a suite of deposit products that has attracted additional customers.
LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of western and central Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates loan production offices in Florida. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.
     Following is a summary of loans, net of unearned income (in thousands):

	June 30,	December 31,
	2006	2005
Commercial	$2,019,563	$1,613,960
Direct installment	931,453	890,288
Consumer lines of credit	267,683	262,969
Residential mortgages	507,817	485,542
Indirect installment	476,261	493,740
Other	7,748	2,548

	$4,210,525	$3,749,047

     The above loan totals include unearned income of $25.6 million and $27.6 million at June 30, 2006 and December 31, 2005, respectively.
     Total loans increased by $461.5 million or 12.3% to $4.2 billion at June 30, 2006. The Legacy acquisition accounted for $300.3 million of this increase, while the remaining $161.2 million increase was primarily attributable to the organic growth in commercial loans.

NON-PERFORMING ASSETS
     Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans for which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.
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
     Following is a summary of non-performing assets (in thousands):

	June 30,	December 31,
	2006	2005
Non-accrual loans	$26,331	$28,100
Restructured loans	4,861	5,032

Total non-performing loans	31,192	33,132
Other real estate owned	6,335	6,337

Total non-performing assets	$37,527	$39,469

Asset quality ratios:
Non-performing loans as a percent of total loans	.74%	.88%
Non-performing assets as a percent of total assets	.62%	.71%
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
     Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Balance at beginning of period	$50,178	$52,698	$50,707	$50,467
Addition from acquisitions	3,045	—	3,045	3,622
Charge-offs	(3,405)	(6,059)	(7,714)	(10,555)
Recoveries	726	872	1,548	1,646

Net charge-offs	(2,679)	(5,187)	(6,166)	(8,909)
Provision for loan losses	2,497	2,686	5,455	5,017

Balance at end of period	$53,041	$50,197	$53,041	$50,197

Allowance for loan losses to:
Total loans, net of unearned income			1.26%	1.34%
Non-performing loans			170.05%	165.63%
     The allowance for loan losses at June 30, 2006 increased $2.8 million or 5.7% from June 30, 2005 and $2.3 million or 4.6% from December 31, 2005. The increase in the allowance for loan losses is primarily the result of the Legacy acquisition in 2006. The increase in the allowance for loan losses due to loan growth was offset by improving trends in the consumer portfolio which produced lower levels of expected losses.
     The provision for loan losses of $5.5 million for the six months ended June 30, 2006 increased $0.4 million or 8.7% from the same period of 2005 as a result of organic and acquired loan growth of $464.0 million from June 30, 2005 to June 30, 2006.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off during the first six months of 2006 decreased $2.7 million from the same period in the prior year to $6.2 million. A charge-off of a $1.5 million loan that was previously fully reserved was recorded in the second quarter of 2005. Net charge-offs (annualized) as a percentage of average loans decreased to 0.32% for the first six months of 2006 compared to 0.50% for the same period of 2005 reflecting the improved performance in the consumer portfolio.
     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations, which influence the level of reserves. Commercial and commercial real estate loans are influenced by economic conditions within certain sectors of the economy, such as health care, manufacturing, automotive and the commercial office and commercial retail sub markets that are pressured by supply imbalances within certain market areas of the Corporation. Pressures on the Corporation’s healthcare customers include skilled labor shortages, rising liability costs and the risk to Medicaid payments as states balance tight budgets. In 2005, interest rates and energy costs increased, trends that have continued in 2006. Rising rates directly affect borrowers having floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. The Corporation also considers how rising interest rates and energy costs influence consumer loan customers who now carry historically high debt loads. Consumer credit risk and loss exposures are evaluated using loss histories of the FAS 5 pools and roll rate analysis to estimate credit quality migration and expected losses within the homogeneous loan pools.
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
     The Corporation has an effective $200.0 million shelf registration statement filed with the Securities and Exchange Commission. Pursuant to this shelf registration statement, the Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or trust preferred securities in one or more offerings up to a total dollar amount of $200.0 million.
     The Corporation and FNBPA are subject to various regulatory capital requirements administered by various federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy requires the Corporation and FNBPA to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     The Corporation’s management believes that as of June 30, 2006, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject and therefore satisfied the requirements to be considered “well-capitalized” under the regulatory framework.
     Following are the capital ratios as of June 30, 2006 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$475,156	11.1%	$426,622	10.0%	$341,297	8.0%
FNBPA	442,093	10.6%	416,493	10.0%	333,194	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	411,203	9.6%	255,973	6.0%	170,649	4.0%
FNBPA	395,292	9.5%	249,896	6.0%	166,597	4.0%

Leverage Ratio:
F.N.B. Corporation	411,203	7.4%	277,023	5.0%	221,619	4.0%
FNBPA	395,292	7.3%	269,514	5.0%	215,611	4.0%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by this item is provided under the caption Market Risk in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2005 Annual Report on Form 10-K.

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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2006, as required by paragraph (d) of Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
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
ITEM 1A. RISK FACTORS
     There are no material changes in the risk factors previously disclosed in the Corporation’s 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases of equity securities by the Corporation:

	Issuer Purchases of Equity Securities (1)
			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of	that May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
April 1 — 30, 2006	24,000	$16.76	N/A	N/A
May 1 — 31, 2006	48,000	16.35	N/A	N/A
June 1 — 30, 2006	60,000	16.33	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of F.N.B. Corporation was held May 17, 2006. Proxies were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Corporation’s solicitations.
The following four nominees proposed by the Board of Directors were elected to Class II directors for three-year terms expiring at the 2009 Annual Meeting:

	Votes	Votes
	For	Withheld
Robert B. Goldstein	46,403,074	755,777
David J. Malone	45,682,195	1,476,657
William J. Strimbu	46,223,540	935,311
Archie O. Wallace	45,382,387	1,776,464
ITEM 5. OTHER INFORMATION
     NONE

ITEM 6.EXHIBITS

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	Data is provided under the heading “Earnings Per Share” in Item 1, Part I in this report.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation
(Registrant)

Dated: August 4, 2006	/s/Stephen J. Gurgovits Stephen J. Gurgovits
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2006	/s/Brian F. Lilly Brian F. Lilly
Chief Financial Officer
(Principal Financial and Accounting Officer)