Form 10-Q
period 2006-09-30
FNB CORP/FL/
filed 2006-11-08
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2006

Common Stock, $0.01 Par Value	60,271,250 Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2006
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	September 30,	December 31,
	2006	2005
	(Unaudited)
Assets
Cash and due from banks	$122,875	$131,604
Interest bearing deposits with banks	1,131	627
Securities available for sale	289,625	279,219
Securities held to maturity (fair value of $782,229 and $867,122)	795,110	881,139
Mortgage loans held for sale	3,707	4,740
Loans, net of unearned income of $25,161 and $27,595	4,244,584	3,749,047
Allowance for loan losses	(53,065)	(50,707)

Net Loans	4,191,519	3,698,340
Premises and equipment, net	87,917	87,013
Goodwill	239,207	196,354
Bank owned life insurance	130,295	122,666
Other assets	198,899	188,624

Total Assets	$6,060,285	$5,590,326

Liabilities
Deposits:
Non-interest bearing demand	$665,606	$688,391
Savings and NOW	1,953,408	1,675,395
Certificates and other time deposits	1,780,910	1,648,157

Total Deposits	4,399,924	4,011,943
Other liabilities	60,200	59,634
Short-term borrowings	372,761	378,978
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	128,866
Long-term debt	537,401	533,703

Total Liabilities	5,521,317	5,113,124

Stockholders’ Equity
Common stock — $0.01 par value
Authorized — 500,000,000 shares
Issued — 60,328,058 and 57,513,586 shares	600	575
Additional paid-in capital	503,968	454,546
Retained earnings	32,281	24,376
Accumulated other comprehensive income	2,611	3,597
Deferred stock compensation	—	(4,154)
Treasury stock — 29,022 and 94,545 shares at cost	(492)	(1,738)

Total Stockholders’ Equity	538,968	477,202

Total Liabilities and Stockholders’ Equity	$6,060,285	$5,590,326

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest Income
Loans, including fees	$76,838	$61,669	$210,725	$177,561
Securities:
Taxable	11,690	12,526	35,943	37,154
Nontaxable	1,231	1,101	3,492	3,016
Dividends	114	162	426	534
Other	703	17	1,076	32

Total Interest Income	90,576	75,475	251,662	218,297

Interest Expense
Deposits	29,862	16,873	76,306	47,108
Short-term borrowings	4,133	4,239	11,354	10,579
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,761	2,153	7,604	5,973
Long-term debt	5,453	5,290	15,519	14,720

Total Interest Expense	42,209	28,555	110,783	78,380

Net Interest Income	48,367	46,920	140,879	139,917
Provision for loan losses	2,428	3,448	7,883	8,465

Net Interest Income After Provision for Loan Losses	45,939	43,472	132,996	131,452

Non-Interest Income
Service charges	10,677	10,528	31,481	29,542
Insurance commissions and fees	3,412	3,090	10,751	9,986
Securities commissions and fees	1,329	1,020	3,584	3,519
Trust	2,013	1,752	5,716	5,413
Gain on sale of securities	510	431	1,397	1,602
Gain on sale of mortgage loans	465	442	1,163	1,051
Bank owned life insurance	889	787	2,489	2,514
Other	1,159	1,184	4,766	3,144

Total Non-Interest Income	20,454	19,234	61,347	56,771

Non-Interest Expense
Salaries and employee benefits	20,991	19,335	63,450	60,253
Net occupancy	3,424	3,115	10,264	9,417
Equipment	3,462	3,238	10,055	9,829
Amortization of intangibles	1,180	918	3,140	2,729
Other	12,010	11,392	35,578	34,327

Total Non-Interest Expense	41,067	37,998	122,487	116,555

Income Before Income Taxes	25,326	24,708	71,856	71,668
Income taxes	7,707	6,622	21,800	21,131

Net Income	$17,619	$18,086	$50,056	$50,537

Net Income per Common Share
Basic	$.29	$.32	$.86	$.91
Diluted	.29	.32	.85	.90

Cash Dividends per Common Share	.235	.23	.705	.69
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumu-
					lated
					Other	Deferred
	Compre-		Additional		Compre-	Stock
	hensive	Common	Paid-In	Retained	hensive	Compen-	Treasury
	Income	Stock	Capital	Earnings	Income	sation	Stock	Total
Balance at January 1, 2006		$575	$454,546	$24,376	$3,597	$(4,154)	$(1,738)	$477,202
Net income	$50,056			50,056				50,056
Change in other comprehensive income (loss)	(986)				(986)			(986)

Comprehensive income	$49,070

Cash dividends declared:
Common stock $0.705/share				(41,174)				(41,174)
Purchase of common stock							(6,141)	(6,141)
Issuance of common stock		28	52,322	(977)			7,387	58,760
Restricted stock compensation			882					882
Tax benefit of stock-based compensation			369					369
Reclassification arising from the adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at September 30, 2006		$600	$503,968	$32,281	$2,611	—	$(492)	$538,968

Balance at January 1, 2005		$502	$300,555	$22,847	$4,965	$(1,428)	$(3,339)	$324,102
Net income	$50,537			50,537				50,537
Change in other comprehensive income (loss)	(6,293)				(6,293)			(6,293)

Comprehensive income	$44,244

Cash dividends declared:
Common stock $0.69/share				(38,867)				(38,867)
Purchase of common stock							(8,684)	(8,684)
Issuance of common stock		64	133,979	495			10,819	145,357
Tax benefit of stock-based compensation			1,766					1,766
Change in stock-based compensation						(890)		(890)

Balance at September 30, 2005		$566	$436,300	$35,012	$(1,328)	$(2,318)	$(1,204)	$467,028

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Nine Months Ended
	September 30,
	2006	2005
Operating Activities
Net income	$50,056	$50,537
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	11,401	10,967
Provision for loan losses	7,883	8,465
Deferred taxes	479	4,645
Gain on sale of securities	(1,397)	(1,602)
Gain on sale of loans	(1,163)	(1,051)
Proceeds from sale of loans	77,589	73,426
Loans originated for sale	(75,394)	(70,928)
Tax benefit of stock-based compensation	(369)	1,766
Net change in:
Interest receivable	(4,680)	1,015
Interest payable	1,389	(8,405)
Other, net	10,028	(28,801)

Net cash flows provided by operating activities	75,822	40,034

Investing Activities
Net change in:
Interest bearing deposits with banks	(504)	1,449
Loans	(207,214)	(69,760)
Bank owned life insurance	340	(785)
Securities available for sale:
Purchases	(3,751)	(179,405)
Sales	25,435	89,525
Maturities	5,230	84,478
Securities held to maturity:
Purchases	—	(89,010)
Maturities	85,095	91,158
Increase in premises and equipment	(3,117)	(4,246)
Net cash (paid) received for mergers and acquisitions	(17,079)	8,799

Net cash flows used in investing activities	(115,565)	(67,797)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	140,181	(121,505)
Time deposits	4,141	67,230
Short-term borrowings	(58,565)	105,820
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	22,165	—
Increase in long-term debt	23,787	65,990
Decrease in long-term debt	(58,011)	(41,156)
Purchase of common stock	(6,141)	(8,684)
Issuance of common stock	4,262	15,710
Tax benefit of stock-based compensation	369	—
Cash dividends paid	(41,174)	(38,867)

Net cash flows provided by financing activities	31,014	44,538

Net (Decrease) Increase in Cash and Due from Banks	(8,729)	16,775
Cash and due from banks at beginning of period	131,604	100,839

Cash and Due from Banks at End of Period	$122,875	$117,614

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006
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
MERGERS AND ACQUISITIONS
     On May 26, 2006, the Corporation completed its acquisition of The Legacy Bank (Legacy), a commercial bank and trust company headquartered in Harrisburg, Pennsylvania, with $375.1 million in assets, including $300.3 million in loans, and $256.5 million in deposits. Consideration paid by the Corporation totaled $72.4 million comprised primarily of 2,682,053 shares of the Corporation’s common stock and $21.1 million in exchange for 3,831,505 shares of Legacy common stock. At the time of the acquisition, Legacy was merged into FNBPA. The Corporation recorded $43.7 million in goodwill and $5.3 million in core deposit intangible as a result of the acquisition. As of September 30, 2006, the purchase price is still subject to final adjustment because certain components of the purchase price were based on preliminary valuation studies and estimates.
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
     The Corporation adopted FAS 123R using the modified prospective transition method. The consolidated financial statements for 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Share-based compensation expense recognized under FAS 123R related to restricted stock awards was $0.9 million for the nine months ended September 30, 2006.
     Prior to the adoption of FAS 123R, the Corporation accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under FAS 123, Accounting for Stock-Based Compensation. Share-based compensation expense of $1.1 million for the nine months ended September 30, 2005 was related to restricted stock awards that the Corporation had been recognizing in its consolidated statement of income in accordance with the provisions set forth above. Because the exercise price of the Corporation’s stock options granted to employees and directors equaled the market price of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Corporation’s consolidated statement of income.
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
     As of September 30, 2006, there was $3.2 million of unrecognized compensation cost related to unvested restricted stock awards granted including $1.3 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.1 years.
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
     The following table shows proceeds from stock options exercised, related tax benefits realized from restricted stock vesting and stock option exercises and the intrinsic value of the stock options exercised (in thousands):

Nine Months Ended September 30	2006	2005
Proceeds from stock options exercised	$2,309	$5,471
Tax benefit recognized from stock option exercises	356	1,766
Tax benefit recognized from restricted stock vesting	13	—
Intrinsic value of stock options exercised	1,016	5,045
Fair value of restricted stock vested	188	213
Restricted Stock
     The Corporation issued 94,767 restricted shares of common stock with a weighted average grant date fair value of $1.8 million for the nine months ended September 30, 2005 to key employees of the Corporation under its 2001 Incentive Plan. The Corporation did not issue any restricted shares of common stock for the nine months ended September 30, 2006. The Corporation has available up to 2,432,027 shares to issue under its 2001 Incentive Plan.
     Under this plan, half of the shares awarded to management are earned if the Corporation meets or exceeds certain financial performance results when compared to peers. The remaining service-based portion of the shares are expensed ratably over a three year restricted period while performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of a four year restricted period. The Corporation also issues discretionary service-based awards to employees that vest twenty percent each year over five years. All of these awards are subject to accelerated vesting if there is a change of control as defined in the plan. The unvested shares of restricted stock are eligible to receive cash dividends which are used to purchase additional shares of stock. The additional shares of stock are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met.
     The unamortized expense relating to all restricted stock awards, totaling $2.3 million at September 30, 2005 and $4.2 million at December 31, 2005 were reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. Upon the adoption of FAS 123R in January 2006, unamortized compensation expense was reclassified to additional paid-in capital.
     The following table summarizes certain information concerning restricted stock awards:

	2006		2005
		Weighted		Weighted
		Average		Average
		Grant		Grant
Nine Months Ended September 30	Shares	Price	Shares	Price
Unvested shares outstanding at beginning of period	296,457	$18.52	117,667	$17.86
Granted	—	—	94,767	19.52
Vested	(10,996)	15.34	(11,151)	12.55
Forfeited	(1,398)	18.87	(7,589)	18.77
Dividend reinvestment	12,363	16.49	7,190	18.74

Unvested shares outstanding at end of period	296,426	18.55	200,884	18.93

     As of September 30, 2006, there were 164,358 unvested service-based shares outstanding with unrecognized compensation expense of $1.4 million, an intrinsic value of $2.7 million and a weighted average remaining life of 2.2 years. As of September 30, 2006, there were also 132,068 unvested performance-based shares outstanding with unrecognized compensation expense of $1.8 million, an intrinsic value of $2.2 million and a weighted average remaining life of 2.1 years.
Stock Options
     The Corporation also has available up to 7,433,955 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. Options have been granted at a price equal to the fair market value at the date of the grant and are primarily exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized in 2005 in accordance with APB Opinion No. 25. In the fourth quarter of 2005, the Corporation accelerated the vesting of approximately 186,000 shares of remaining unvested stock options in order to reduce future compensation expense. No shares were issued under these plans for the nine months ended September 30, 2006 or 2005. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 232,604 and 529,752 for the nine months ended September 30, 2006 and 2005.
     The following table summarizes certain information concerning stock option awards:

	2006		2005
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
Nine Months Ended September 30	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,622,864	$11.54	2,108,333	$11.35
Assumed in acquisitions	224,351	11.63	149,009	10.84
Exercised	(221,769)	10.57	(623,898)	10.73
Forfeited	—	—	(6,046)	13.04

Options outstanding at end of period	1,625,446	11.69	1,627,398	11.54

Options exercisable at end of period	1,625,446		1,426,230

     The following table summarizes information about stock options outstanding at September 30, 2006:

		Weighted
	Options	Average	Weighted
	Outstanding	Remaining	Average
	and	Contractual	Exercise
Range of Exercise Prices	Exercisable	Years	Price
$ 2.68 — $4.02	25,168	6.45	$2.68
4.03 — 6.05	—	—	—
6.06 — 9.09	45,824	3.11	8.93
9.10 — 13.65	1,173,192	4.01	11.29
13.66 — 15.43	381,262	4.17	13.82

	1,625,446

     The intrinsic value of outstanding and exercisable stock options at September 30, 2006 was $8.0 million.
Warrants
     The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with the Legacy acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised.

Pro Forma Stock-Based Payments Prior to the Adoption of FAS 123R
     Prior to the adoption of FAS 123R by the Corporation on January 1, 2006, the Corporation provided disclosures required under FAS 123. Stock-based compensation expense recognized under FAS 123R has not been reflected in the statement of income for the three or nine months ended September 30, 2005 for employee stock option awards as the options were granted with an exercise price equal to the market price of the underlying common stock on the grant date. The following table shows pro forma net income and earnings per share assuming the stock-based compensation expense had been recognized in the statement of income (dollars in thousands, except per share data):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income	$18,086	$50,537
Stock-based employee compensation cost included in net income, net of tax	181	705
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(323)	(1,155)

Pro forma net income	$17,944	$50,087

Basic Earnings per Common Share:
As reported	$.32	$.91

Pro forma	$.32	$.91

Diluted Earnings per Common Share:
As reported	$.32	$.90

Pro forma	$.31	$.89

     The fair value of stock options outstanding was determined at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

Risk-free interest rate	4.31	4.31
Dividend yield	2.89	2.89
Expected stock price volatility	.21	.21
Expected life (years)	5.00	5.00
Fair value of options granted	$4.57	$4.57
     The option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in these subjective input assumptions can materially affect the fair value estimate.
NEW ACCOUNTING STANDARDS
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
     In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FAS 87 and FAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FAS 87 and FAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of taxes, until they are amortized as a component of net periodic cost. The Corporation already complies with the requirement under FAS 158 to measure plan assets and benefit obligations as of the date of the year-end balance sheet. FAS 158 is effective for fiscal years ending after December 15, 2006. The Corporation will adopt the balance sheet recognition provisions of FAS 158 at December 31, 2006. Although the Corporation continues to evaluate the effect that the recognition of the funded status of its plans will have on the Corporation’s consolidated financial position, the Corporation estimates the adoption will decrease accumulated other comprehensive income, a component of stockholders’ equity, by a net after-tax amount of approximately $8.0 million, based on its current assumptions of discount rate and return on plan assets. This statement is not expected to have a material impact on the Corporation’s results of operations.
Fair Value Measurements
     In September 2006, the FASB issued FAS 157, Fair Value Measurements, which defines fair value, establishes a framework for consistently measuring fair value under GAAP and expands disclosures about fair value measurements. FAS 157 is effective beginning January 1, 2008, and the provisions of FAS 157 will be applied prospectively as of that date. The Corporation is currently evaluating the effect that adoption of FAS 157 will have on the Corporation’s financial position and results of operations.
Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending on or after November 15, 2006. The adoption of SAB 108 is not expected to have a material impact on the Corporation’s financial statements.
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
Accounting for Servicing of Financial Assets
     In March 2006, the FASB issued FAS 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (FAS 140). FAS 140 established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. FAS 156 amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. FAS 156 also permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under FAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of FAS 156 is required as of the beginning of the first fiscal year beginning after September 15, 2006. Upon adoption, the Corporation will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Corporation will adopt FAS 156 for the year beginning January 1, 2007 and the adoption is not expected to have a significant impact on its financial statements.

SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	September 30,	December 31,
	2006	2005
U.S. Treasury and other U.S. government agencies and corporations	$189,402	$190,301
Mortgage-backed securities of U.S. government agencies	28,381	32,496
States of the U.S. and political subdivisions	22,074	5,385
Corporate debt securities	40,052	36,741

Total debt securities	279,909	264,923
Equity securities	9,716	14,296

	$289,625	$279,219

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	September 30,	December 31,
	2006	2005
U.S. Treasury and other U.S. government agencies and corporations	$105,519	$105,355
Mortgage-backed securities of U.S. government agencies	555,775	631,160
States of the U.S. and political subdivisions	114,375	124,649
Corporate and other debt securities	19,441	19,975

	$795,110	$881,139

     The Corporation sold $25.4 million of securities at a gain of $1.4 million for the nine months ended September 30, 2006. None of the security sales were at a loss.
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
     Following are summaries of the age of unrealized losses and the associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2006
U.S. Treasury and other U.S. government agencies and corporations	$189,402	$(429)	—	—	$189,402	$(429)
Mortgage-backed securities of U.S. government agencies	1,578	(28)	$26,290	$(513)	27,868	(541)
States of the U.S. and political subdivisions	1,307	(6)	709	(3)	2,016	(9)
Corporate debt securities	16,974	(115)	—	—	16,974	(115)
Equity securities	279	(8)	142	(16)	421	(24)

	$209,540	$(586)	$27,141	$(532)	$236,681	$(1,118)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$153,201	$(112)	—	—	$153,201	$(112)
Mortgage-backed securities of U.S. government agencies	26,269	(413)	$5,735	$(132)	32,004	(545)
States of the U.S. and political subdivisions	4,649	(59)	—	—	4,649	(59)
Corporate debt securities	17,053	(58)	—	—	17,053	(58)
Equity securities	372	(21)	—	—	372	(21)

	$201,544	$(663)	$5,735	$(132)	$207,279	$(795)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2006
U.S. Treasury and other U.S. government agencies and corporations	$102,944	$(366)	$1,676	$(25)	$104,620	$(391)
Mortgage-backed securities of U.S. government agencies	134,972	(1,000)	381,733	(10,224)	516,705	(11,224)
States of the U.S. and political subdivisions	23,854	(148)	69,314	(1,128)	93,168	(1,276)
Corporate debt securities	550	—	16,182	(418)	16,732	(418)

	$262,320	$(1,514)	$468,905	$(11,795)	$731,225	$(13,309)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$72,707	$(24)	$1,666	$(40)	$74,373	$(64)
Mortgage-backed securities of U.S. government agencies	441,423	(9,194)	86,834	(2,892)	528,257	(12,086)
States of the U.S. and political Subdivisions	82,489	(1,411)	20,726	(602)	103,215	(2,013)
Corporate debt securities	13,563	(270)	3,508	(88)	17,071	(358)

	$610,182	$(10,899)	$112,734	$(3,622)	$722,916	$(14,521)

     As of September 30, 2006, securities with unrealized losses for less than 12 months include 19 investments in U.S. Treasury and other U.S. government agencies and corporations securities, 16 investments in mortgage-backed securities of U.S. government agencies, 36 investments in states of the U.S. and political subdivision securities, 10 investments in corporate debt securities and 3 investments in equity securities. As of September 30, 2006, securities with unrealized losses of greater than 12 months include 4 investments in U.S. Treasury and other U.S. government agencies and corporations securities, 77 investments in mortgage-backed securities of U.S. government agencies, 92 investments in states of the U.S. and political subdivision securities, 11 investments in corporate debt securities and 1 investment in an equity security. The unrealized losses at September 30, 2006 are reflective of changes in interest rates as none of the securities in an unrealized loss position at September 30, 2006 had experienced deterioration in credit quality. The Corporation has concluded that it has both the intent and ability to hold these securities for the period of time necessary to recover the amortized cost or until maturity.

BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	September 30,	December 31,
	2006	2005
Securities sold under repurchase agreements	$217,613	$182,517
Federal funds purchased	47,000	30,000
Federal Home Loan Bank advances	—	40,000
Subordinated notes	107,891	125,673
Other short-term borrowings	257	788

	$372,761	$378,978

     Following is a summary of long-term debt (in thousands):

	September 30,	December 31,
	2006	2005
Federal Home Loan Bank advances	$488,922	$499,963
Subordinated notes	47,271	33,437
Convertible debt	898	—
Other long-term debt	310	303

	$537,401	$533,703

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $1.9 billion, of which $488.9 million was used as of September 30, 2006. These advances are secured by loans collateralized by 1-4 family mortgages and the security portfolio and are scheduled to mature in various amounts periodically through the year 2017. Effective interest rates on these advances range from 2.79% to 5.75% for the nine months ended September 30, 2006 and 2.10% to 5.75% for the nine months ended September 30, 2005.
JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS
     The Corporation has two unconsolidated subsidiary trusts (collectively, the Trusts), F.N.B. Statutory Trust I (Statutory Trust I) and F.N.B. Statutory Trust II (Statutory Trust II), of which 100% of the common equity of each is owned by the Corporation. The Trusts are not consolidated because the Corporation is not the primary beneficiary, as evaluated under FIN 46. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (trust preferred securities) to third-party investors. The proceeds from the sale of trust preferred securities and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts.
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
     The trust preferred securities of Statutory Trust I bear interest at a floating rate per annum equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 325 basis points. The interest rate in effect at September 30, 2006 was 8.75%. The subordinated debt of $128.9 million issued to Statutory Trust I is first redeemable, in whole or in part, by the Corporation on or after March 31, 2008 and matures on March 31, 2033.
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
INTEREST RATE SWAP
     In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of subordinated debentures. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under Derivative Implementation Group Issue No. G7 using the hypothetical derivative method. At September 30, 2006, the swap had a fair value of $1.6 million which has been recorded in other assets, and other comprehensive income, net of tax. The Corporation accounts for the swap in accordance with FAS 133, Accounting for Derivative Instruments and Hedging Activities.
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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	September 30,	December 31,
	2006	2005
Commitments to extend credit	$941,512	$729,892
Standby letters of credit	98,945	61,659
     At September 30, 2006, funding of approximately 75.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     The Corporation and its subsidiaries are involved in various legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as a depository bank, lender, underwriter, fiduciary, financial advisor or broker or in connection with other business activities of the Corporation and its subsidiaries. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it has valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.
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
     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income — basic earnings per share	$17,619	$18,086	$50,056	$50,537
Interest expense on convertible debt	10	—	14	—

Net income after assumed conversion — Diluted earnings per share	$17,629	$18,086	$50,070	$50,537

Basic weighted average common shares Outstanding	59,923,906	56,426,087	58,456,628	55,260,092
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	603,882	674,289	496,175	721,580

Diluted weighted average common shares Outstanding	60,527,788	57,100,376	58,952,803	55,981,672

Basic earnings per share	$.29	$.32	$.86	$.91

Diluted earnings per share	$.29	$.32	$.85	$.90

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees. The RIP covers employees who satisfy minimum age and length of service requirements. At the end of the second quarter of 2006, the Corporation amended the RIP such that effective January 1, 2007, benefits will be earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s compensation for five consecutive years during their last ten years of employment. The RIP’s funding policy is to make annual contributions to the RIP each year equal to the maximum tax deductible amount. The Corporation made contributions of $5.8 million to the RIP in the first nine months of 2006.
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

     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$851	$1,040	$3,260	$3,320
Interest cost	1,411	1,617	4,878	4,887
Expected return on plan assets	(1,911)	(1,942)	(5,931)	(5,716)
Net amortization	(58)	249	715	814

Net periodic pension benefit cost	$293	$964	$2,922	$3,305

     The net periodic pension cost decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to the amortization of the unrecognized service credit resulting from the RIP amendment in 2006.
     The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees between the ages of 62 and 65 of certain affiliates. At the end of the second quarter of 2006, the Corporation amended the plan such that only employees who are age 60 or older as of January 1, 2007 will be eligible for coverage. The postretirement plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $2.7 million which is being amortized over the remaining service period of eligible employees of 1.3 years. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide service for such benefits. The Corporation reserves the right to terminate the plan or make additional plan changes at any time.
     The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$17	$80	$205	$266
Interest cost	41	80	211	238
Net amortization	(533)	16	(501)	48

Net periodic postretirement benefit cost	$(475)	$176	$(85)	$552

     The net periodic postretirement benefit cost decreased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to the amortization of the unrecognized service credit resulting from the postretirement plan amendment in 2006.
     The Corporation also sponsors a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Employer contributions become 20 percent vested when an employee has completed one year of service, and vest at a rate of 20 percent per year thereafter. The Corporation’s contribution expense was $1.2 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively.

CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Nine Months Ended September 30	2006	2005
Interest paid on deposits and other borrowings	$108,993	$82,207
Income taxes paid	13,500	25,943
Transfers of loans to other real estate owned	3,231	2,547
Transfers of other real estate owned to loans	199	108

Summary of business acquisitions:
Fair value of tangible assets acquired	$356,838	$483,700
Fair value of core deposit and other intangible assets acquired	5,559	8,434
Fair value of liabilities assumed	(336,944)	(473,872)
Fair value of stock issued and stock options and warrants assumed	(51,227)	(127,516)
Cash (paid) received in the acquisition	(17,079)	8,799

Goodwill recognized	$(42,853)	$(100,455)

COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$17,619	$18,086	$50,056	$50,537
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	759	(2,528)	(162)	(5,860)
Less: reclassification adjustment for gains included in net income	(332)	(280)	(908)	(1,041)
Unrealized gain (loss) on swap	(756)	951	84	608
Minimum benefit plan liability adjustment	42	—	—	—

Other comprehensive (loss) income	(287)	(1,857)	(986)	(6,293)

Comprehensive income	$17,332	$16,229	$49,070	$44,244

     The accumulated balances related to each component of other comprehensive income are as follows (in thousands):

September 30	2006	2005
Unrealized gains on securities	$2,426	$(961)
Unrealized gain on swap	1,056	608
Minimum pension liability adjustment	(871)	(975)

Accumulated other comprehensive income	$2,611	$(1,328)

BUSINESS SEGMENTS
     The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
     The following tables provide financial information for these segments of the Corporation (in thousands). The information provided under the caption “Other” includes the Corporation, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended September 30, 2006
Interest income	$83,569	$39	$140	$7,630	$(802)	$90,576
Interest expense	38,468	2	—	2,098	1,641	42,209
Provision for loan losses	1,269	—	—	1,159	—	2,428
Non-interest income	14,341	3,596	2,965	506	(954)	20,454
Non-interest expense	31,681	2,497	2,501	3,542	(334)	39,887
Intangible amortization	1,063	6	111	—	—	1,180
Income tax expense (benefit)	7,805	405	183	470	(1,156)	7,707
Net income (loss)	17,624	725	310	867	(1,907)	17,619
Total assets	5,897,881	7,461	27,083	147,560	(19,700)	6,060,285
Total intangibles	250,503	1,283	11,421	1,809	—	265,016

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended September 30, 2005
Interest income	$68,187	$34	$119	$7,725	$(590)	$75,475
Interest expense	25,357	2	—	1,656	1,540	28,555
Provision for loan losses	1,822	—	—	1,626	—	3,448
Non-interest income	13,743	2,997	2,645	626	(777)	19,234
Non-interest expense	29,283	2,203	2,370	3,524	(300)	37,080
Intangible amortization	808	—	110	—	—	918
Income tax expense (benefit)	6,673	296	110	545	(1,002)	6,622
Net income (loss)	17,987	530	174	1,000	(1,605)	18,086
Total assets	5,476,253	7,637	29,756	147,137	42,876	5,703,659
Total intangibles	195,832	—	12,343	1,809	—	209,984

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Nine Months Ended September 30, 2006
Interest income	$230,698	$113	$422	$22,737	$(2,308)	$251,662
Interest expense	100,323	7	—	5,946	4,507	110,783
Provision for loan losses	3,915	—	—	3,968	—	7,883
Non-interest income	45,124	10,031	9,411	1,545	(4,764)	61,347
Non-interest expense	94,022	7,372	7,719	11,076	(842)	119,347
Intangible amortization	2,796	10	334	—	—	3,140
Income tax expense (benefit)	22,327	986	649	1,163	(3,325)	21,800
Net income (loss)	52,439	1,769	1,131	2,129	(7,412)	50,056
Total assets	5,897,881	7,461	27,083	147,560	(19,700)	6,060,285
Total intangibles	250,503	1,283	11,421	1,809	—	265,016

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Nine Months Ended September 30, 2005
Interest income	$196,146	$82	$325	$23,171	$(1,427)	$218,297
Interest expense	68,963	7	—	4,656	4,754	78,380
Provision for loan losses	3,440	—	—	5,025	—	8,465
Non-interest income	39,300	9,598	8,654	1,689	(2,470)	56,771
Non-interest expense	89,639	6,809	7,699	10,819	(1,140)	113,826
Intangible amortization	2,398	—	331	—	—	2,729
Income tax expense (benefit)	21,030	1,045	400	1,539	(2,883)	21,131
Net income (loss)	49,976	1,819	549	2,821	(4,628)	50,537
Total assets	5,476,253	7,637	29,756	147,137	42,876	5,703,659
Total intangibles	195,832	—	12,343	1,809	—	209,984

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of September 30, 2006, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
November 7, 2006

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
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
     Net income for the nine months ended September 30, 2006 was $50.1 million or $.85 per diluted share, compared to net income for the same period of 2005 of $50.5 million or $.90 per diluted share. The Corporation’s return on average equity was 13.25%, return on average tangible equity was 26.37% and return on average assets was 1.15% for the nine months ended September 30, 2006, compared to 15.55%, 29.01% and 1.22%, respectively, for the same period in 2005.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Nine Months Ended September 30
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,736	$63	4.85%	$1,738	$32	2.49%
Federal funds sold	26,689	1,013	5.00	—	—	—
Taxable investment securities (1)	980,313	36,025	4.91	1,126,944	37,271	4.43
Non-taxable investment securities (2)	144,064	5,574	5.16	134,367	5,035	5.00
Loans (2) (3)	3,999,801	211,885	7.08	3,653,881	178,509	6.53

Total interest earning assets (2)	5,152,603	254,560	6.60	4,916,930	220,847	6.00

Cash and due from banks	116,344			112,285
Allowance for loan losses	(52,509)			(52,170)
Premises and equipment	86,688			80,828
Other assets	535,924			474,974

	$5,839,050			$5,532,847

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,224,778	20,894	2.28	$967,989	7,212	1.00
Savings	638,784	6,581	1.38	695,588	4,377	0.84
Certificates and other time	1,712,195	48,831	3.81	1,548,604	35,519	3.07
Repurchase agreements	201,645	6,249	4.09	176,112	2,996	2.24
Other short-term borrowings	151,103	5,105	4.45	282,619	7,583	3.54
Junior subordinated debt	139,340	7,604	7.30	128,866	5,973	6.20
Long-term debt	547,033	15,519	3.79	566,242	14,720	3.48

Total interest bearing liabilities	4,614,878	110,783	3.21	4,366,020	78,380	2.40

Non-interest bearing demand	649,982			658,625
Other liabilities	69,068			73,663

	5,333,928			5,098,308

Stockholders’ equity	505,122			434,539

	$5,839,050			$5,532,847

Excess of interest earning assets over interest bearing liabilities	$537,725			$550,910

Fully tax-equivalent net interest income		143,777			142,467

Net interest spread			3.39%			3.60%

Net interest margin (2)			3.73%			3.87%

Tax-equivalent adjustment		2,898			2,550

Net interest income		$140,879			$139,917

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). For the nine months ended September 30, 2006, net interest income, which comprised 69.7% of net revenue (net interest income plus non-interest income) as compared to 71.1% for the same period in 2005, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent basis, was $143.8 million for the nine months ended September 30, 2006 and $142.5 million for the nine months ended September 30, 2005. The average earning assets increased $235.7 million or 4.8% and average interest bearing liabilities increased $248.9 million or 5.7% from the same period in 2005 primarily due to the acquisitions in 2005 and 2006. However, the Corporation’s net interest margin decreased by 14 basis points from 2005 to 3.73% for 2006 and was impacted by a flattening of the yield curve which has become inverted. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$—	$31	$31
Federal funds sold	1,013	—	1,013
Securities	(5,342)	4,635	(707)
Loans	17,221	16,155	33,376

	12,892	20,821	33,713

Interest Expense
Deposits:
Interest bearing demand	2,334	11,348	13,682
Savings	263	1,941	2,204
Certificates and other time	4,193	9,119	13,312
Repurchase agreements	488	2,765	3,253
Other short-term borrowings	(4,207)	1,729	(2,478)
Junior subordinated debt	512	1,119	1,631
Long-term debt	(512)	1,311	799

	3,071	29,332	32,403

Net Change	$9,821	$(8,511)	$1,310

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on a fully taxable equivalent basis, of $254.6 million for the nine months ended September 30, 2006 increased by $33.7 million or 15.3% from the same period of 2005. This increase was primarily caused by an improvement in yield on earning assets of 60 basis points to 6.60% for the first nine months of 2006. In addition, average earning assets of $5.2 billion for the first nine months of 2006 grew $235.7 million or 4.8% from the same period of 2005 driven by an increase of $345.9 million in average loans, partially offset by a decrease of $136.9 million in investment securities. The increase in average loans was the result of a combination of organic growth and the Corporation’s acquisitions in 2005 and 2006 while the decrease in average investment securities was a result of a planned reduction to provide funding for loan growth.
     Interest expense of $110.8 million for the nine months ended September 30, 2006 increased by $32.4 million or 41.3% from the same period of 2005. This variance was primarily attributable to an increase of 81 basis points in the Corporation’s cost of funds to 3.21% during the first nine months of 2006. Additionally, average interest bearing liabilities increased $248.9 million or 5.7% to average $4.6 billion for the first nine months of 2006. This growth was primarily attributable to a combined increase of $225.5 million or 12.3% in the core deposit categories of interest bearing demand deposit, savings and customer repurchase agreements, and an increase in time deposits of $163.6 million or 10.6%. The increases were the result of the Corporation’s acquisitions in 2005 and 2006 as well as the continued success of a suite of deposit and treasury management products that has attracted additional customers. These increases were partially offset by a decrease in average short-term borrowings of $131.5 million or 46.5%, resulting from decreases in federal funds purchased and subordinated notes.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $7.9 million for the nine months ended September 30, 2006 decreased $0.6 million or 6.9% from the same period of 2005 primarily due to improving trends in the commercial and consumer loan portfolios, which continued to produce lower levels of losses. More specifically, for the first nine months of 2006, net charge-offs totaled $8.6 million or .29% (annualized) as a percentage of average loans compared to $12.3 million or .45% (annualized) as a percentage of average loans for the same period of 2005. The ratio of non-performing loans to total loans was .69% at September 30, 2006 compared to .78% at September 30, 2005 and the ratio of non-performing assets to total assets was .59% and .61%, respectively, for those same periods. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $61.3 million for the nine months ended September 30, 2006 increased $4.6 million or 8.1% from the same period of 2005. This increase resulted primarily from increases in service charges, insurance commissions and fees, trust fees and other non-interest income.
     Service charges on loans and deposits of $31.5 million for the first nine months of 2006 increased $1.9 million or 6.6% from the same period of 2005 as the Corporation’s customer base expanded as a result of the Corporation’s acquisitions in 2005 and 2006.
     Insurance commissions and fees of $10.8 million for the first nine months of 2006 increased $0.8 million or 7.7% from the same period of 2005 primarily due to an increase in contingent fees of $0.3 million and the Penn Group acquisition in 2005.
     Securities commissions of $3.6 million for the first nine months of 2006 increased $0.1 million or 1.8% compared to the same period of 2005 primarily due to the Legacy acquisition in 2006.
     Trust fees of $5.7 million for the first nine months of 2006 increased $0.3 million or 5.6% from the same period of 2005. An increase in trust fees related to the Legacy acquisition in 2006 was offset by an adjustment of $0.1 million resulting from a system conversion that benefited the first nine months of 2005.
     Other income of $4.8 million for the first nine months of 2006 increased $1.6 million or 51.6% from the same period of 2005. This increase was attributable to gains on settlements of impaired loans acquired in 2005 of $1.2 million during the first nine months of 2006. Also, income from non-marketable equity securities increased by $0.5 million from the same period of 2005.

Non-Interest Expense
     Total non-interest expense of $122.5 million for the first nine months of 2006 increased $5.9 million or 5.1% from the same period of 2005. This increase resulted from an increase in salaries and employee benefit costs, net occupancy and equipment, amortization of intangibles and other expenses in the first nine months of 2006 compared to the same period in the prior year.
     Salaries and employee benefits of $63.5 million for the first nine months of 2006 increased $3.2 million or 5.3% from the same period of 2005. The additional costs associated with the employees retained from the Corporation’s acquisitions in 2005 and 2006 and normal annual compensation and benefit increases were partially offset by lower salary and benefit costs related to staff reductions in the fourth quarter of 2005 and lower pension and postretirement plan costs due to the amendment of the Corporation’s retirement benefits.
     Combined net occupancy and equipment expense of $20.3 million for the first nine months of 2006 increased $1.1 million or 5.6% from the same period of 2005. The increase was primarily due to additional operating costs associated with the Corporation’s acquisitions in 2005 and 2006 and the opening of new branches and loan production offices.
     Amortization of intangibles expense of $3.1 million for the first nine months of 2006 increased $0.4 million or 15.1% from the same period in the prior year due to the amortization of additional core deposit and other intangibles as a result of the Corporation’s acquisitions in 2005 and 2006.
     Other non-interest expenses of $35.6 million for the first nine months of 2006 increased $1.3 million or 3.6% from the same period of 2005 resulting primarily from higher operating expenses due to the acquisitions in 2005 and 2006. Other non-interest expense included merger expenses of $0.7 million in the first nine months of 2006 related to the Legacy acquisition and $0.8 million in the first nine months of 2005 related to the NSD acquisition.
Income Taxes
     The Corporation’s income tax expense of $21.8 million for the nine months ended September 30, 2006 increased by $0.7 million from the same period in 2005 due to the resolution of a previously uncertain tax position totaling $1.0 million during the third quarter of 2005. The effective tax rate was 30.3% for the nine months ended September 30, 2006 and 29.5% for the same period in the prior year. The increase in the effective tax rate was a result of the resolution of the previously uncertain tax position during 2005, offset by an increase in tax exempt instruments, an increase in tax credits from participation in new qualifying investments and lower state taxes. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax credits and tax benefits resulting from tax exempt instruments and excludable dividend income.
Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
     Net income for the three months ended September 30, 2006 was $17.6 million or $.29 per diluted share, compared to net income for the same period of 2005 of $18.1 million or $.32 per diluted share. The Corporation’s return on average equity was 13.01%, return on average tangible equity was 26.99% and return on average assets was 1.15% for the three months ended September 30, 2006, compared to 15.54%, 29.80% and 1.26%, respectively, for the same period in 2005.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Three Months Ended September 30
	2006			2005
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,115	$25	5.34%	$2,440	17	2.57%
Federal funds sold	50,967	678	5.20	—	—	—
Taxable investment securities (1)	953,470	11,715	4.91	1,140,725	12,557	4.42
Non-taxable investment securities (2)	148,088	1,913	5.17	143,765	1,805	5.02
Loans (2) (3)	4,229,049	77,226	7.25	3,746,130	61,994	6.57

Total interest earning assets (2)	5,382,689	91,557	6.75	5,033,060	76,373	6.04

Cash and due from banks	118,799			116,919
Allowance for loan losses	(53,882)			(50,921)
Premises and equipment	88,993			81,848
Other assets	567,853			503,841

	$6,104,452			$5,684,747

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,348,662	8,799	2.59	$970,764	2,685	1.10
Savings	630,126	2,442	1.54	690,679	1,545	0.89
Certificates and other time	1,794,657	18,621	4.12	1,601,013	12,643	3.13
Repurchase agreements	219,567	2,523	4.50	179,769	1,247	2.71
Other short-term borrowings	130,067	1,610	4.84	311,895	2,992	3.75
Junior subordinated debt	151,031	2,761	7.25	128,866	2,153	6.63
Long-term debt	557,932	5,453	3.88	598,188	5,290	3.51

Total interest bearing liabilities	4,832,042	42,209	3.46	4,481,174	28,555	2.52

Non-interest bearing demand	663,828			671,712
Other liabilities	71,328			70,058

	5,567,198			5,222,944

Stockholders’ equity	537,254			461,803

	$6,104,452			$5,684,747

Excess of interest earning assets over interest bearing liabilities	$550,647			$551,886

Fully tax-equivalent net interest income		49,348			47,818

Net interest spread			3.29%			3.52%

Net interest margin (2)			3.65%			3.79%

Tax-equivalent adjustment		981			898

Net interest income		$48,367			$46,920

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE and annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). For the three months ended September 30, 2006, net interest income, which comprised 70.3% of net revenue as compared to 70.9% for the same period in 2005, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent basis, was $49.3 million for the three months ended September 30, 2006 and $47.8 million for the three months ended September 30, 2005. The average earning assets increased $349.6 million or 6.9% and average interest bearing liabilities increased $350.9 million or 7.8% from the same period in 2005 primarily due to the Legacy acquisition in 2006. However, the Corporation’s net interest margin decreased by 14 basis points from 2005 to 3.65% for 2006 and was impacted by a flattening of the yield curve throughout 2005 which has become inverted in 2006. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices. More details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(14)	$22	$8
Federal funds sold	681	(3)	678
Securities	(2,293)	1,559	(734)
Loans	8,487	6,745	15,232

	6,861	8,323	15,184

Interest Expense
Deposits:
Interest bearing demand	1,361	4,753	6,114
Savings	183	714	897
Certificates and other time	1,758	4,220	5,978
Repurchase agreements	322	954	1,276
Other short-term borrowings	(2,115)	733	(1,382)
Junior subordinated debt	393	215	608
Long-term debt	(371)	534	163

	1,531	12,123	13,654

Net Change	$5,330	$(3,800)	$1,530

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on a fully taxable equivalent basis, of $91.6 million for the three months ended September 30, 2006 increased by $15.2 million or 19.9% from the same period of 2005. This increase was caused by an improvement in yield on earning assets of 71 basis points to 6.75% for the third quarter of 2006. Also, average earning assets of $5.4 billion for the third quarter of 2006 grew $349.6 million or 6.9% from the same period of 2005 driven by increases of $482.9 million in average loans and $51.0 million in federal funds sold, offset by a decrease of $182.9 million in investment securities. The increase in average loans was primarily the result of a combination of organic growth and the

Legacy acquisition in 2006 while the decrease in average investment securities was a result of a planned reduction to fund loan growth.
     Interest expense of $42.2 million for the three months ended September 30, 2006 increased by $13.7 million or 47.8% from the same period of 2005. This variance was primarily attributable to an increase of 94 basis points in the Corporation’s cost of funds to 3.46% during the three months ended September 30, 2006. Additionally, average interest bearing liabilities increased $350.9 million or 7.8% to average $4.8 billion for the third quarter of 2006. This growth was primarily attributable to a combined increase of $357.1 million or 19.4% in the core deposit categories of interest bearing demand deposit, savings and customer repurchase agreements, and an increase in time deposits of $193.6 million or 12.1%. The increases were primarily the result of the Corporation’s acquisition of Legacy in 2006 as well as the continued success of a suite of deposit and treasury management products that has attracted additional customers. These increases were substantially offset by a decrease in average short-term borrowings of $181.8 million or 58.3%, resulting from decreases in federal funds purchased and subordinated notes.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $2.4 million for the three months ended September 30, 2006 decreased $1.0 million or 29.6% from the same period of 2005. The increase in the provision for loan losses related to loan growth was more than offset by improved credit quality. Improving trends in the commercial and consumer loan portfolios continued to produce lower levels of losses. More specifically, for the third quarter of 2006, net charge-offs totaled $2.4 million or .23% (annualized) as a percentage of average loans compared to $3.4 million or .36% (annualized) as a percentage of average loans for the same period of 2005. The ratio of non-performing loans to total loans was .69% at September 30, 2006 compared to .78% at September 30, 2005 and the ratio of non-performing assets to total assets was .59% and .61%, respectively, for those same periods. For additional information, refer to the Allowance and Provision for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $20.5 million for the three months ended September 30, 2006 increased $1.2 million or 6.3% from the same period of 2005. This increase resulted primarily from increases in service charges, insurance commissions and fees, securities commissions and fees and trust fees.
     Service charges on loans and deposits of $10.7 million for the third quarter of 2006 increased $0.1 million or 1.4% from the same period of 2005 as the Corporation’s customer base expanded as a result of the Corporation’s acquisitions in 2005 and 2006.
     Insurance commissions and fees of $3.4 million for the third quarter of 2006 increased $0.3 million or 10.4% from the same period of 2005 primarily due to the Penn Group acquisition in 2005 and an increased book of business.
     Securities commissions of $1.3 million for the third quarter of 2006 increased by $0.3 million or 30.3% from the same period of 2005. The increase is primarily due to improved sales of annuity and insurance products as the interest rates on these products have become more competitive with other investment alternatives as well as the result of the Legacy acquisition.
     Trust fees of $2.0 million for the third quarter of 2006 increased $0.3 million or 14.9% from the same period of 2005 primarily due to the Legacy acquisition in 2006.
     Other income of $1.2 million for the third quarter of 2006 was flat compared to the same period of 2005. Income from non-marketable equity securities increased by $0.2 million from the same period of 2005. This increase was offset by lower gains on the disposal of fixed assets.

Non-Interest Expense
     Total non-interest expense of $41.1 million for the three months ended September 30, 2006 increased $3.1 million or 8.1% from the same period of 2005. An increase in salaries and employee benefit costs, net occupancy and equipment, amortization of intangibles and other expenses in the third quarter of 2006, as compared to the same period in the prior year, is primarily due to acquisitions in 2005 and 2006.
     Salaries and employee benefits of $21.0 million for the third quarter of 2006 increased $1.7 million or 8.6% from the same period of 2005. The additional costs associated with the employees retained from the acquisitions in 2005 and 2006 and normal annual compensation and benefit increases were partially offset by lower salary and benefit costs related to staff reductions in the fourth quarter of 2005 and lower pension and postretirement costs due to the amendment of the Corporation’s retirement benefits.
     Combined net occupancy and equipment expense of $6.9 million for the third quarter of 2006 increased $0.5 million or 8.4% from the same period of 2005. The increase was primarily due to additional operating costs associated with the acquisitions in 2005 and 2006 and the opening of new branches and loan production offices.
     Amortization of intangibles expense of $1.2 million for the third quarter of 2006 increased $0.3 million or 28.5% from the same period in the prior year due to the amortization of additional core deposit and other intangibles as a result of acquisitions in 2005 and 2006.
     Other non-interest expenses of $12.0 million for the third quarter of 2006 increased $0.6 million or 5.4% from the same period of 2005 primarily from higher operating expenses due to the acquisitions in 2005 and 2006.
Income Taxes
     The Corporation’s income tax expense of $7.7 million for the three months ended September 30, 2006 increased by $1.1 million from the same period in 2005 due to a $1.0 million benefit resulting from the resolution of a previously uncertain tax position during the third quarter of 2005. The effective tax rate was 30.4% for the three months ended September 30, 2006 and 26.8% for the same period in the prior year. The increase in the effective tax rate was a result of the resolution of the previously uncertain tax position during 2005, offset by an increase in tax exempt instruments, an increase in tax credits from participation in new qualifying investments and lower state taxes. Both years’ tax rates remain lower than the 35% federal statutory tax rate due to the tax credits and tax benefits resulting from tax exempt instruments and excludable dividend income.
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
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Proceeds from the sale of mortgage loans totaled $77.6 million for the nine months ended September 30, 2006 compared to $73.4 million for the nine months ended September 30, 2005.
     Liquidity sources from liabilities are generated primarily through deposits. As of September 30, 2006 and December 31, 2005, deposits comprised 79.7% and 78.5% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of September 30, 2006, total availability from these sources was $1.9 billion, or 32.0% of total assets while outstanding advances were $488.9 million, or 8.1% of total assets. As of December 31, 2005, outstanding FHLB advances were $540.0 million, or 9.7% of total assets, while the total availability from these sources was $1.9 billion, or 34.9% of total assets.
     The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, which were unused as of September 30, 2006. In addition, the Corporation issues subordinated debt on a regular basis.
     The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During the nine months ended September 30, 2006, the Corporation purchased 372,800 treasury shares totaling $6.1 million and received $7.4 million upon re-issuance of 438,324 shares. For the same period of 2005, the Corporation purchased 450,300 treasury shares totaling $8.7 million and received $10.8 million as a result of re-issuance of 545,797 shares.
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
     The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 1.05 and .98 at September 30, 2006 and 2005, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months.

     Following is the gap analysis as of September 30, 2006 (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,157,580	$216,295	$286,130	$515,432	$2,175,437
Investments	13,861	139,267	129,708	106,139	388,975

	1,171,441	355,562	415,838	621,571	2,564,412

Interest Bearing Liabilities (IBL)
Non-maturity deposits	781,246	—	—	—	781,246
Time deposits	124,465	224,882	292,663	507,359	1,149,369
Borrowings	278,817	42,762	48,713	140,139	510,431

	1,184,528	267,644	341,376	647,498	2,441,046

Period Gap	$(13,087)	$87,918	$74,462	$(25,927)	$123,366

Cumulative Gap	$(13,087)	$74,831	$149,293	$123,366

IEA/IBL (Cumulative)	.99	1.05	1.08	1.05

Cumulative Gap to IEA	(.25)%	1.40%	2.80%	2.31%

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
     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

September 30	2006	2005
Net interest income change (12 months):
+ 100 basis points	.7%	(.9)%
- 100 basis points	(1.2)%	(2.3)%

Economic value of equity:
+ 100 basis points	(1.5)%	(3.1)%
- 100 basis points	(1.0)%	(2.7)%
     The preceding measures are within policy limits. The overall level of interest rate risk has improved and is considered to be relatively low and stable.
     The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage the Corporation’s exposure to interest rate fluctuations. Since 2004, short-term interest rates have risen significantly while long-term interest rates have increased only slightly. This flattening of the yield curve has made short-term deposits and long-term loans more attractive to customers: a situation that created additional interest rate risk for the Corporation. In order to keep the risk measures in an acceptable position, the ALCO crafted several strategies to mitigate the Corporation’s risk position. During February 2005, the Corporation entered into a forward starting interest rate swap with a notional amount of $125.0 million. Under the agreement, the Corporation will pay a fixed rate of interest and receive a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date is March 31, 2008. During the fourth quarter of 2005, the Corporation repositioned its investment portfolio in order to reduce its interest rate risk. The transaction lowered the level of mortgage-related assets held by the Corporation which reduced the repricing risk and options risk of the Corporation. The transaction also reduced the average duration of the portfolio. The Corporation increased its holdings of variable-rate loans from 13.1% of total assets at September 30, 2005 to 16.5% of total assets as of September 30, 2006. In addition, the Corporation regularly sells fixed-rate, residential mortgages to the secondary mortgage loan market in order to manage its holdings of long-term, fixed-rate loans.
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
DEPOSITS AND REPURCHASE AGREEMENTS
     Following is a summary of deposits and repurchase agreements (in thousands):

	September 30,	December 31,
	2006	2005
Non-interest bearing	$665,606	$688,391
Savings and NOW	1,953,408	1,675,395
Certificates of deposit and other time deposits	1,780,910	1,648,157

Total deposits	4,399,924	4,011,943
Securities sold under repurchase agreements	217,613	182,517

Total deposits and repurchase agreements	$4,617,537	$4,194,460

     Total deposits and repurchase agreements increased by $423.1 million or 10.1% to $4.6 billion at September 30, 2006 compared to December 31, 2005. The Legacy acquisition accounted for $256.6 million of the increase while the remaining increase was due to continued growth in a suite of deposit and treasury management products that has attracted additional customers.
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
     Following is a summary of loans, net of unearned income (in thousands):

	September 30,	December 31,
	2006	2005
Commercial	$2,064,725	$1,613,960
Direct installment	934,072	890,288
Consumer lines of credit	258,369	262,969
Residential mortgages	498,532	485,542
Indirect installment	475,014	493,740
Other	13,872	2,548

	$4,244,584	$3,749,047

     The above loan totals include unearned income of $25.2 million and $27.6 million at September 30, 2006 and December 31, 2005, respectively.
     Total loans increased by $495.5 million or 13.2% to $4.2 billion at September 30, 2006. The Legacy acquisition accounted for $300.3 million of this increase, while the remaining $195.2 million increase was primarily attributable to the organic growth in commercial loans.

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
     Following is a summary of non-performing assets (in thousands):

	September 30,	December 31,
	2006	2005
Non-accrual loans	$24,672	$28,100
Restructured loans	4,789	5,032

Total non-performing loans	29,461	33,132
Other real estate owned	5,995	6,337

Total non-performing assets	$35,456	$39,469

Asset quality ratios:
Non-performing loans as a percent of total loans	.69%	.88%
Non-performing assets as a percent of total assets	.59%	.71%
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
     The components of the allowance for loan losses represent estimates based upon FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. FAS 5 applies to homogeneous loan pools such as consumer installment loans, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under FAS 114. FAS 114 is applied to commercial loans that are considered impaired.
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
     Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$53,041	$50,197	$50,707	$50,467
Addition from acquisitions	—	—	3,046	3,619
Charge-offs	(2,959)	(4,039)	(10,674)	(14,590)
Recoveries	555	652	2,103	2,297

Net charge-offs	(2,404)	(3,387)	(8,571)	(12,293)
Provision for loan losses	2,428	3,448	7,883	8,465

Balance at end of period	$53,065	$50,258	$53,065	$50,258

Allowance for loan losses to:
Total loans, net of unearned income			1.25%	1.34%
Non-performing loans			180.12%	172.56%
     The allowance for loan losses at September 30, 2006 increased $2.8 million or 5.6% from September 30, 2005 and $2.4 million or 4.7% from December 31, 2005 primarily due to the Legacy acquisition in 2006. The increase in the allowance for loan losses due to loan growth was offset by improving trends in non-accrual loans and the commercial and consumer portfolios which produced lower levels of expected losses.
     The provision for loan losses of $7.9 million for the nine months ended September 30, 2006 decreased $0.6 million or 6.9% from the same period of 2005 as a result of improved credit quality.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off during the first nine months of 2006 decreased $3.9 million from the same period in the prior year to $10.7 million. A charge-off of a $1.5 million loan that was previously fully reserved was recorded in 2005. Net charge-offs (annualized) as a percentage of average loans decreased to .29% for the first nine months of 2006 compared to .45% for the same period of 2005 reflecting improved performance in the commercial and consumer portfolios.
     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations, which influence the level of reserves. Commercial and commercial real estate loans are influenced by economic conditions within certain sectors of the economy, such as health care, manufacturing, automotive and the commercial office and commercial retail sub markets that are pressured by supply imbalances within certain market areas of the Corporation. Pressures on the Corporation’s healthcare customers include skilled labor shortages, rising liability costs and the risk to Medicaid payments as states balance tight budgets. Interest rates and energy costs increased in 2005. These higher interest rates have continued in 2006 while energy costs have declined. Rising rates directly affect borrowers having floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. The Corporation also considers how rising interest rates and energy costs influence consumer loan customers who now carry historically high debt loads. Consumer credit risk and loss exposures are evaluated using loss histories of the FAS 5 pools and roll rate analysis to estimate credit quality migration and expected losses within the homogeneous loan pools.

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
     The Corporation and FNBPA are subject to various regulatory capital requirements administered by various federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations) and of leverage ratio (as defined in the applicable regulations). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     The Corporation’s management believes that, as of September 30, 2006, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject and therefore satisfied the requirements to be considered “well-capitalized” under the regulatory framework.
     Following are the capital ratios as of September 30, 2006 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$481,097	11.1%	$432,553	10.0%	$346,042	8.0%
FNBPA	445,749	10.6%	419,087	10.0%	335,270	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	418,234	9.7%	259,532	6.0%	173,021	4.0%
FNBPA	398,958	9.5%	251,452	6.0%	167,635	4.0%

Leverage Ratio:
F.N.B. Corporation	418,234	7.2%	292,011	5.0%	233,609	4.0%
FNBPA	398,958	7.0%	284,337	5.0%	227,470	4.0%
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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2006, as required by paragraph (d) of Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
     The Corporation and its subsidiaries are involved in various legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as a depository bank, lender, underwriter, fiduciary, financial advisor or broker or in connection with other business activities of the Corporation and its subsidiaries. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it has valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases of equity securities by the Corporation:

Issuer Purchases of Equity Securities (1)
Maximum
			Total Number of	Number of Shares
	Total	Average	Shares Purchased as	that May Yet Be
	Number of	Price	Part of Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
July 1 – 31, 2006	—	—	N/A	N/A
August 1 – 31, 2006	40,000	$16.49	N/A	N/A
September 1 – 30, 2006	140,000	16.31	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     NONE
ITEM 5. OTHER INFORMATION
     NONE
ITEM 6. EXHIBITS

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	This information is provided under the heading “Earnings Per Share” in Item 1, Part I in this Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation
(Registrant)

Dated:	November 8, 2006	/s/Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2006	/s/Brian F. Lilly
Brian F. Lilly
Chief Financial Officer
(Principal Financial and Accounting Officer)