Form 10-K
period 2006-12-31
FNB CORP/FL/
filed 2007-02-28
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006
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

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2006, determined using a per share closing price on that date of $15.77, as quoted on the New York Stock Exchange, was $885,897,665.

As of January 31, 2007, the registrant had outstanding 60,404,759 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of F.N.B. Corporation to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 14, 2007 (Proxy Statement) are incorporated by reference into Part III of this Annual Report on Form 10-K. The Proxy Statement will be filed on or before April 30, 2007.

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

The Corporation was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999. The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2006, the Corporation had 154 Community Banking offices in Pennsylvania and Ohio and 53 Consumer Finance offices in those states and Tennessee. The Corporation, through its Community Banking affiliate, also had four commercial loan production offices in Florida and one mortgage loan production office in Tennessee as of that date.

The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-sized businesses in its market areas. The Corporation’s business strategy focuses primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation emphasizes its community orientation by allowing local management certain autonomy in decision-making, enabling it to respond to customer requests more quickly and to concentrate on transactions within its market areas. However, while the Corporation seeks to preserve some decision-making at a local level, it has established centralized legal, loan review and underwriting, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

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

As a result of the spin-off, for periods prior to January 1, 2004, the Florida operations’ earnings have been reclassified as discontinued operations and assets and liabilities related to these discontinued operations have been disclosed separately in Item 6, Selected Financial Data.

Business Segments

In addition to the following information relating to the Corporation’s business segments, information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2006, the Community Banking segment consisted of a regional community bank. The Wealth Management segment consisted of a trust company, a registered investment advisor and a subsidiary which offers broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consisted of an insurance agency and a reinsurer. The Consumer Finance segment consisted of a multi-state consumer finance company.

Community Banking

The Corporation’s Community Banking affiliate, First National Bank of Pennsylvania (FNBPA), offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

The goal of Community Banking is to generate quality, profitable revenue growth through increased business with its current customers, attraction of new customer relationships through FNBPA’s current branches and loan production offices and expansion into new and existing markets through de novo branch openings, acquisitions and the establishment of additional loan production offices. Consistent with this strategy, on May 26, 2006, October 7, 2005 and February 18, 2005, the Corporation completed its acquisitions of The Legacy Bank (Legacy), North East Bancorp, Inc. (North East) and NSD Bancorp, Inc. (NSD), respectively. For information pertaining to these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. In addition, the Corporation considers Community Banking a fundamental source of revenue opportunity through the cross-selling of products and services offered by the Corporation’s other business segments.

Community Banking also includes four commercial loan production offices in Florida and a mortgage loan production office in Tennessee which were opened in 2005 and 2006, the underwriting for which is performed centrally. The Corporation has recent prior experience and knowledge of the Florida market due to its former ownership of the Bankshares operations, which were spun off on January 1, 2004.

The lending philosophy of Community Banking is to establish quality customer relationships while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the geographic market areas served by Community Banking. Consistent with its lending philosophy, Community Banking does not have any highly leveraged transaction loans.

No material portion of the loans or deposits of Community Banking has been obtained from a single or small group of customers, and the loss of any one customer’s loans or deposits or a small group of customers’ loans or deposits by Community Banking would not have a material adverse effect on the Community Banking segment or on the Corporation. The majority of the loans and deposits have been generated within the areas in which Community Banking operates.

Wealth Management

Wealth Management delivers comprehensive wealth management services to individuals, corporations and retirement funds as well as existing customers of Community Banking. Wealth Management provides services to individuals and corporations located within the Corporation’s geographic markets.

The Corporation’s trust subsidiary, First National Trust Company (FNTC), provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2006, the market value of trust assets under management totaled approximately $1.7 billion.

The Corporation’s Wealth Management segment also includes two other wholly-owned subsidiaries. First National Investment Services Company, LLC offers a broad array of investment products and services for customers of Wealth Management through a networking relationship with a third-party licensed brokerage firm. F.N.B. Investment Advisors, Inc. (Investment Advisors), an investment advisor registered with the Securities and Exchange Commission (SEC), offers customers of Wealth Management objective investment programs featuring mutual funds, annuities, stocks and bonds.

FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are met.

No material portion of the business of Wealth Management has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by

Wealth Management would not have a material adverse effect on the Wealth Management segment or on the Corporation.

Insurance

The Corporation’s Insurance segment operates principally through First National Insurance Agency, LLC (FNIA). FNIA is a full-service agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within the Corporation’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels.

The Corporation’s Insurance segment also includes a reinsurance subsidiary, Penn-Ohio Life Insurance Company (Penn-Ohio). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation’s lending subsidiaries. Additionally, FNBPA owns a direct subsidiary, First National Corporation (a Pennsylvania corporation), which offers title insurance products.

No material portion of the business of Insurance has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Insurance would not have a material adverse effect on the Insurance segment or on the Corporation.

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

No material portion of the business of Consumer Finance has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Consumer Finance would not have a material adverse effect on the Consumer Finance segment or on the Corporation.

Other

The Corporation also has six other subsidiaries. First National Corporation (a Delaware corporation) holds equity securities and other assets for the holding company. F.N.B. Statutory Trust I and F.N.B. Statutory Trust II hold the junior subordinated debt securities of the Corporation (debentures). Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. F.N.B. Capital Corporation, LLC (FNB Capital) offers subordinated debt and other types of financing options for small- to medium-sized commercial enterprises that need financial assistance beyond the parameters of typical bank commercial lending products. These subsidiaries, along with the Parent company and intercompany eliminations, are included in the Other category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation primarily operates in Pennsylvania and northeastern Ohio in an area that has a diversified mix of light manufacturing, service and distribution industries. This area is served by several major interstate highways and is located at the approximate midpoint between New York City and Chicago. This area includes the Great Lakes shipping port of Erie, the Pennsylvania state capital of Harrisburg and the Greater Pittsburgh International Airport. The Corporation also has four commercial loan production offices in Florida and one mortgage loan production office in Tennessee. In addition to Pennsylvania, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and central and southern Ohio.

The Corporation’s subsidiaries compete for deposits, loans and financial services business with a large number of other financial institutions, such as commercial banks, savings banks, savings and loan associations, credit life insurance companies, mortgage banking companies, consumer finance companies, credit unions and commercial finance and leasing companies, many of which have greater resources than the Corporation. In providing wealth and asset management services, as well as insurance brokerage and merchant banking products and services, the Corporation’s subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, merchant and investment banking firms, trust and fiduciary service providers and insurance agencies.

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

Employees

As of January 31, 2007, the Corporation and its subsidiaries had 1,487 full-time and 357 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

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

General

As a registered bank holding company and financial holding company, the Corporation is subject to the supervision of, and regular inspection by, the Board of Governors of the Federal Reserve System (FRB). The Corporation’s subsidiary bank (FNBPA) and trust company (FNTC) are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). Likewise, FNBPA is subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders.

As a regulated financial holding company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The FRB, OCC, FDIC and SEC have broad enforcement powers, and authority to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, the Corporation, FNBPA and FNTC are subject to examination by various regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, but also loan quality and administration, capital levels, asset quality and risk, management ability and performance, earnings, liquidity and various other factors, including community reinvestment. An examination downgrade by any of the Corporation’s federal bank regulators could potentially result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

A financial holding company and the companies under its control are permitted to engage in activities considered “financial in nature or incidental thereto” as defined by the Gramm-Leach-Bliley Act and FRB interpretations, including, without limitation, insurance and securities activities, and therefore may engage in a broader range of activities than permitted for bank holding companies and their subsidiaries. A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the FRB after-the-fact notice of the new activities. The Gramm-Leach-Bliley Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

The FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, merchant banking operations, investment companies, insurance companies and banks, are also subject to the jurisdiction of various federal and state “functional” regulators.

Interstate Banking

Bank holding companies, including those that are also financial holding companies, are required to obtain the prior approval of the FRB before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

Subject to certain restrictions, the Interstate Banking Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. During 2006, the Corporation had one retail subsidiary national bank, FNBPA. FNBPA owns and operates eleven interstate branch offices within Ohio.

Recent Statutory Developments

The Financial Services Regulatory Relief Act of 2006 (Relief Act) was enacted into law on October 13, 2006. The Relief Act is generally designed to remove or reduce various regulatory constraints and compliance orders imposed on the banking industry.

Changes in Regulations

Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. This legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Corporation cannot predict whether any of this potential legislation will be enacted, and, if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. A change in statutes, regulations or regulatory policies applicable to the Corporation or its subsidiaries could have a material adverse effect on the business of the Corporation and its subsidiaries.

Capital and Operational Requirements

The FRB, the OCC and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth. The FRB’s risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common stockholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum.

The sum of Tier 1 and 2 capital represents the Corporation’s qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is four percent and the minimum total capital ratio is eight percent. At December 31, 2006, the Corporation’s Tier 1 and total capital ratios under these guidelines were 9.9% and 11.4%, respectively. At December 31, 2006, the Corporation had $146.5 million of capital securities that qualified as Tier 1 capital and $9.1 million of subordinated debt that qualified as Tier 2 capital.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well-capitalized. The Corporation’s leverage ratio at December 31, 2006 was 7.3% and as such, the Corporation meets its leverage ratio requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identified five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2006.

Federal regulators must also take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks when determining the adequacy of an institution’s capital. This evaluation is made as a part of the institution’s regular safety and soundness examination. In addition, the Corporation, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

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

Source of Strength

According to FRB policy, a financial or bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. Consistent with the “source of strength” policy for subsidiary banks, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Corporation’s capital needs, asset quality and overall financial condition. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other banks that are members of the FDIC may be assessed for the FDIC’s loss, subject to certain exceptions.

In addition, if FNBPA was no longer “well-capitalized” and “well-managed” within the meaning of the Bank Holding Company Act and FRB rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of FRB applications would not be available to the Corporation. Moreover, examination ratings of “3” or lower, “unsatisfactory” ratings, lower capital ratios below well-capitalized levels, regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities.

Securities and Exchange Commission

The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of certain of its businesses.

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer are required with respect to each of the Corporation’s quarterly and annual reports filed with the SEC. These certifications attest that the applicable report does not contain any untrue statement of a material fact. The Corporation also maintains a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of control effectiveness over process and entity level controls and testing of the operating effectiveness of key controls. See Item 9A, Controls and Procedures, of this Report for the Corporation’s evaluation of its disclosure controls and procedures.

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

Consumer Finance Subsidiary

Regency is subject to regulation under Pennsylvania, Tennessee and Ohio state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions and the Ohio Division of Consumer Finance periodically visit Regency’s offices and conduct extensive examinations in order to determine compliance with such laws and regulations. Additionally, the FRB, as “umbrella” regulator of the Corporation pursuant to the Gramm-Leach Bliley Act, may conduct an examination of Regency’s offices or operations. Such examinations include a review of loans and the collateral therefor, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is subject to certain federal laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions.

Insurance Agencies

FNIA is subject to licensing requirements and extensive regulation under the laws of the Commonwealth of Pennsylvania and the various states in which FNIA conducts business. These laws and regulations are primarily for the benefit of clients. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations or the conviction of crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Penn-Ohio is subject to examination on a triennial basis by the Arizona Department of Insurance. Representatives of the Arizona Department of Insurance periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under the applicable Arizona statutes.

Merchant Banking

FNB Capital is subject to regulation and examination by the FRB and is subject to rules and regulations issued by the NASD.

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

Available Information

The Corporation maintains a website at www.fnbcorporation.com. The Corporation makes available on its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to any of the foregoing) as soon as practicable after such reports are filed with or furnished to the SEC. These reports are available on the Corporation’s website at  www.fnbcorporation.com and are also available to stockholders, free of charge, upon written request to F.N.B. Corporation, Attn: David B. Mogle, Corporate Secretary, One F.N.B. Boulevard, Hermitage, PA 16148. A fee to cover the Corporation’s reproduction costs will be charged for any requested exhibits to these documents. The Corporation’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FNB”. The Corporation filed the certifications of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO) required pursuant to Section 302 of the Sarbanes Oxley Act of 2002 with respect to its Annual Report on Form 10-K for 2005 with the SEC as exhibits to that Report and have filed certifications required by Section 302 of that Act with respect to this Annual Report on Form 10-K as exhibits to this Report. The Corporation’s CEO submitted the required annual CEO Certification regarding the NYSE’s corporate governance listing standards to the NYSE within 30 days of the 2006 annual shareholders meeting. The Corporation’s Code of Business Conduct and Ethics, the Charters of its Audit, Compensation, Corporate Governance and Nominating Committees and the Corporation’s Corporate Governance Guidelines are available on the Corporation’s website and in printed form upon request.

ITEM 1A.	RISK FACTORS

The Corporation is subject to a number of risks that may potentially impact its business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in every one of its transactions and are presented by every business decision it makes. Thus, the Corporation encounters risk as part of the normal course of its business, and designs its risk management processes to help manage these risks.

In many cases, there are risks that are known to exist at the outset of a transaction but which cannot reasonably be eliminated. For example, every loan transaction presents credit risk (the risk that the borrower may not perform in accordance with contractual terms) and interest rate risk (a potential loss in earnings or economic value due to adverse movement in market interest rates or credit spreads), with the nature and extent of these risks principally depending on the identity of the borrower and overall economic conditions. These risks are inherent in every loan transaction; if the Corporation wishes to make loans, it must manage these risks through the terms and structure of the loans and through the management of deposits and other funding sources. The success of the Corporation’s business is dependent on its ability to identify, understand and manage the risks presented by its business activities so that it can appropriately balance revenue generation and profitability with these inherent risks. The Corporation discusses its principal risk management processes and, in appropriate places, related historical performance in the Market Risk section included in Item 7 of this Report.

The following are the most significant risk factors that affect the Corporation. These risk factors are also discussed further in other parts of this Report.

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

The Corporation’s results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. A significant component of the Corporation’s earnings is its net interest income, which is the difference between the income from interest earning assets, such as loans, and the expense of interest bearing liabilities, such as deposits. A change in market interest rates could adversely affect the Corporation’s earnings if market interest rates change such that the interest the Corporation pays on deposits and borrowings increases faster or decreases more slowly than the interest it collects on loans and investments. Consequently, the business of the Corporation, along with that of other financial institutions, generally is sensitive to interest rate fluctuations.

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

The Corporation has grown significantly through acquisitions over the last few years and may seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its financial institution subsidiaries. However, the market for acquisitions is highly competitive. The Corporation may not be as successful in the future as it has been in the past in identifying financial institution and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches.

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

In addition to acquisitions, FNBPA may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional de novo branch openings or establishing additional loan production offices. Based on its experience, the Corporation believes that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that FNBPA undertakes additional de novo branch openings, FNBPA is likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on the Corporation’s net income, earnings per share, return on average equity and return on average assets.

The Corporation may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to its overall operations. Following each acquisition, the Corporation must expend substantial resources to integrate the entities. The integration of non-

banking entities often involves combining different industry cultures and business methodologies. The failure to integrate successfully the entities the Corporation acquires into its existing operations may adversely affect its results of operations and financial condition.

The Corporation could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.

The Corporation and its subsidiaries operate in a highly regulated industry and are subject to supervision and regulation by several governmental agencies, including, among others, the FRB, the OCC and the FDIC. Regulations are generally intended to provide protection for depositors and customers rather than for investors. The Corporation is subject to changes in federal and state law, regulations, governmental policies, income tax laws and accounting principles. Changes in regulation could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

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

The Corporation competes for loans, deposits and customers with various bank and non-bank financial service providers, many of which are larger in terms of total assets and capitalization, have greater access to the capital markets and offer a broader array of financial services than the Corporation does. Competition with such institutions may cause the Corporation to increase its deposit rates or decrease its interest rate spread on loans it originates. Loan pricing and credit standards are under competitive pressure as various lenders seek to deploy capital and a broader range of borrowers have access to the capital markets. Likewise, traditional deposit activities are subject to intense pricing pressures and increasing customer migration as the financial service providers compete for consumers’ investment dollars.

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

The majority of the Corporation’s business is concentrated in Pennsylvania and eastern Ohio, which are traditionally slower growth markets than other areas of the United States. Also, the Corporation originates commercial loans in Florida. As a result, FNBPA’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in these market areas. The local economies of the Pennsylvania and Ohio market areas historically have been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in the Corporation’s market areas, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ ability to repay their loans and generally affect the Corporation’s financial condition and results of operations. Furthermore, a downturn in real estate values in FNBPA’s market areas could cause many of its loans to become inadequately collateralized.

The Corporation’s ability to access and use technology in an effective and secure manner may be adversely impacted by an interruption or breach in security.

The ability to securely access and use technology is a critically important competitive factor in the financial services industry. Technology is important not only with respect to delivery of financial services but also in processing information. Moreover, the ability to effectively protect and maintain the security of financial and personal information is absolutely necessary in order to compete in the financial services industry. The Corporation consistently and prudently makes significant investments in technology upgrades to maintain efficient and cost-effective delivery and processing of financial information and to protect the security of such information.

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

The Corporation’s business and financial performance could be adversely affected, directly or indirectly, by natural disasters, terrorist activities or international hostilities.

The impact of natural disasters, terrorist activities and international hostilities cannot be predicted with respect to severity or duration. However, any of these could impact the Corporation directly (for example, by causing significant damage to its facilities or preventing it from conducting its business in the ordinary course), or could impact the Corporation indirectly through a direct impact on its borrowers, depositors, other customers, suppliers or other counterparties. The Corporation could also suffer adverse consequences to the extent that natural disasters, terrorist activities or international hostilities affect the economy and financial and capital markets generally. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in the Corporation experiencing higher levels of non-performing assets, net charge-offs and provisions for loan losses.

The Corporation’s ability to mitigate the adverse consequences of such occurrences is in part dependent on the quality of its resiliency planning, including its ability to anticipate the nature of any such event that occurs. The adverse impact of natural disasters or terrorist activities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses that the Corporation deals with, particularly those that it depends on.

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

The Corporation may not be able to attract and retain skilled people

The Corporation’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE

ITEM 2.	PROPERTIES

The Corporation owns a six-story building in Hermitage, Pennsylvania that serves as its headquarters, executive and administrative offices. It shares this facility with Community Banking and Wealth Management.

The Community Banking offices are located in 23 counties in Pennsylvania and four counties in Ohio. Community Banking also has commercial loan production offices located in four counties in Florida and a mortgage loan production office located in one county in Tennessee. Wealth Management operates in existing

Community Banking offices. The Consumer Finance offices are located in 17 counties in Pennsylvania, 16 counties in Tennessee and 12 counties in Ohio. The Insurance offices are located in seven counties in Pennsylvania. At December 31, 2006, the Corporation’s subsidiaries owned 118 of the Corporation’s properties and leased 104 properties under operating leases expiring at various dates through the year 2046. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

ITEM 3.	LEGAL PROCEEDINGS

The Corporation and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or engaged in other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.

Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, could be material to the Corporation’s consolidated results of operations for a particular period.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position with the Corporation and principal occupation for the last five years of each of the current executive officers of the Corporation is set forth below:

		Position with the Corporation and Prior Occupations in
Name	Age	Previous Five Years

Stephen J. Gurgovits	63	President and Chief Executive Officer of the Corporation since January 2004; Vice Chairman of the Corporation from 1998 to 2003; Chairman of FNBPA since 2004; President and Chief Executive Officer of FNBPA from 1988 to 2004.
Brian F. Lilly	49	Chief Financial Officer of the Corporation since January 2004; Chief Administrative Officer of FNBPA since 2003; Chief Financial Officer of Billingzone, LLC, Pittsburgh, Pennsylvania from 2000 to 2003; Chief Financial Officer of various businesses of PNC Financial Services Group, Inc., Pittsburgh, Pennsylvania from 1991 to 2000.
Gary J. Roberts	57	President and Chief Executive Officer of FNBPA since 2004; Senior Executive Vice President and Chief Operating Officer of FNBPA from 2003 to 2004; Senior Executive Vice President of FNBPA from 2002 to 2003; President and Chief Executive Officer of Metropolitan National Bank, Youngstown, Ohio from 1997 to 2002.
David B. Mogle	57	Corporate Secretary of the Corporation since 1994; Treasurer of the Corporation from 1986 to 2004; Secretary and Senior Vice President of FNBPA since 1994; Treasurer of FNBPA from 1999 to 2004.
James G. Orie	49	Chief Legal Officer of the Corporation since January 2004; Vice President and Corporate Counsel of the Corporation from 1996 to 2003; Senior Vice President of FNBPA since January 2004.
Scott D. Free	43	Treasurer of the Corporation since 2005; Treasurer and Senior Vice President of FNBPA since 2005; various titles at First Merit Corporation, Akron, Ohio from 1994 to 2004, last as Senior Vice President.

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

The Corporation’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2006 and 2005. The table also shows dividends per share paid on the outstanding common stock during these periods. As of January 31, 2007, there were 11,014 holders of record of the Corporation’s common stock.

Quarter Ended 2006	Low	High	Dividends

March 31	$15.74	$17.70	$.235
June 30	15.19	17.24	.235
September 30	15.15	17.00	.235
December 31	16.31	18.85	.235

Quarter Ended 2005
March 31	18.55	20.70	.23
June 30	17.49	19.85	.23
September 30	16.80	21.00	.23
December 31	16.18	18.87	.235

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The following table provides information about purchases by the Corporation of its equity securities:

	Issuer Purchases of Equity Securities(1)
			Total Number of	Maximum
		Average	Shares Purchased	Number of Shares
	Total	Price	as Part of	that May Yet Be
	Number of	Paid	Publicly	Purchased Under
	Shares	per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs

October 1 – 31, 2006	50,000	$16.97	N/A	N/A
November 1 – 30, 2006	75,000	17.36	N/A	N/A
December 1 – 31, 2006	75,000	17.94	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed by the Corporation. This practice may be discontinued at the Corporation’s discretion.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (◆) to the NASDAQ Bank Index ( ▲) and the Russell 2000 Index (•). This stock performance graph assumes $100 was invested on December 31, 2001, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

Total Return Performance

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands, except per share data

Year Ended December 31	2006	2005	2004	2003	2002

Total interest income	$342,422	$295,480	$253,568	$256,102	$275,061
Total interest expense	153,585	108,780	84,390	86,990	98,372
Net interest income	188,837	186,700	169,178	169,112	176,689
Provision for loan losses	10,412	12,176	16,280	17,155	13,624
Total non-interest income	79,275	57,807	77,326	67,319	65,595
Total non-interest expense	160,514	155,226	140,892	183,272	183,661
Income from continuing operations	67,649	55,258	61,795	27,038	31,271
Income from discontinued operations, net of tax	—	—	—	31,751	32,064
Net income	67,649	55,258	61,795	58,789	63,335

At Year-End
Total assets	$6,007,592	$5,590,326	$5,027,009	$8,308,310	$7,090,232
Assets of discontinued operations	—	—	—	3,751,136	2,735,204
Net loans	4,200,569	3,698,340	3,338,994	3,213,058	3,188,223
Deposits	4,372,842	4,011,943	3,598,087	3,439,510	3,304,105
Short-term borrowings	363,910	378,978	395,106	232,966	255,370
Long-term and junior subordinated debt	670,921	662,569	636,209	584,808	400,056
Liabilities of discontinued operations	—	—	—	3,386,021	2,467,123
Total stockholders’ equity	537,372	477,202	324,102	606,909	598,596

Per Common Share (1)
Basic earnings per share
Continuing operations	$1.15	$.99	$1.31	$.58	$.68
Discontinued operations	—	—	—	.69	.69
Net income	1.15	.99	1.31	1.27	1.37
Diluted earnings per share
Continuing operations	1.14	.98	1.29	.57	.67
Discontinued operations	—	—	—	.68	.68
Net income	1.14	.98	1.29	1.25	1.35
Cash dividends declared	.94	.925	.92	.93	.81
Book value (2)	8.90	8.31	6.47	13.10	12.93

Ratios
Return on average assets (2)	1.15%	.99%	1.29%	.74%	.93%
Return on average equity (2)	13.15	12.44	23.54	9.66	10.97
Return on average tangible equity (2)	26.30	23.62	30.42	16.81	11.46
Dividend payout ratio (2)	81.84	94.71	72.56	72.90	59.03
Average equity to average assets (2)	8.73	7.97	5.50	7.66	8.51

(1)	Per share amounts for 2003 and 2002 have been restated for the common stock dividend declared on April 28, 2003.

(2)	Effective January 1, 2004, F.N.B. Corporation spun off its Florida operations into a separate independent public company. As a result of the spin-off, the Florida operations’ earnings for prior years have been classified as discontinued operations on the Corporation’s consolidated income statements and the assets and liabilities related to the discontinued operations have been disclosed separately on the Corporation’s consolidated balance sheets for prior years. In addition, note that the book value at period end, stockholders’ equity, the return on average assets ratio, the return on average equity ratio, return on average tangible equity ratio and the dividend payout ratio for 2003 and 2002 include the discontinued operations.

QUARTERLY EARNINGS SUMMARY (Unaudited)
Dollars in thousands, except per share data

Quarter Ended 2006	Mar. 31	June 30	Sept. 30	Dec. 31

Total interest income	$77,621	$83,465	$90,576	$90,760
Total interest expense	31,802	36,772	42,209	42,802
Net interest income	45,819	46,693	48,367	47,958
Provision for loan losses	2,958	2,497	2,428	2,529
Gain on sale of securities	547	340	510	405
Other non-interest income	19,082	19,998	19,502	18,891
Total non-interest expense	39,771	40,723	40,625	39,395
Net income	15,802	16,635	17,619	17,593

Per Common Share
Basic earnings per share	$.28	$.29	$.29	$.29
Diluted earnings per share	.27	.28	.29	.29
Cash dividends declared	.235	.235	.235	.235

Quarter Ended 2005	Mar. 31	June 30	Sept. 30	Dec. 31

Total interest income	$69,073	$73,749	$75,475	$77,183
Total interest expense	23,490	26,335	28,555	30,400
Net interest income	45,583	47,414	46,920	46,783
Provision for loan losses	2,331	2,686	3,448	3,711
Gain (loss) on sale of securities	607	564	431	(13,305)
Impairment loss on equity security	—	—	—	(1,953)
Other non-interest income	17,686	17,777	18,306	17,694
Total non-interest expense	39,888	37,766	37,501	40,071
Net income	14,910	17,541	18,086	4,721

Per Common Share
Basic earnings per share	$.28	$.31	$.32	$.08
Diluted earnings per share	.28	.31	.32	.08
Cash dividends declared	.23	.23	.23	.235

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes presented in Item 8 of this Report.

Important Note Regarding Forward-Looking Statements

Certain statements in this annual report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s plans and current analyses of the Corporation, its business and the banking industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to update publicly or revise its forward-looking statements even if experience or future changes make it clear that any previous projected results expressed or implied therein will not be realized.

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

Allowance for Loan Losses

The allowance for loan losses addresses credit losses inherent in the loan portfolio and is presented as a reserve against loans on the consolidated balance sheet. Loan losses are charged off against the allowance for loan losses, with recoveries of amounts previously charged off credited to the allowance for loan losses. Provisions for loan losses are charged to operations based on management’s periodic evaluation of the adequacy of the allowance.

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

There are many factors affecting the allowance for loan losses; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect the Corporation’s earnings or financial position in future periods.

The Allowance and Provision for Loan Losses section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

Securities Valuation

Investment securities, which are composed of debt securities and certain equity securities, comprise a significant portion of the Corporation’s consolidated balance sheet. Such securities can be classified as “Trading,” “Securities Held to Maturity” or “Securities Available for Sale.” As of December 31, 2006 and 2005, the Corporation did not carry a portfolio of trading securities.

Securities held to maturity are comprised of debt securities, which were purchased with management’s positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses not deemed other-than-temporary reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available for sale securities are recorded on the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

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

The Corporation tests goodwill for impairment at least annually, or when indicators of impairment exist, to determine whether impairment may exist. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental in nature and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The Corporation performs an internal valuation analysis and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rate reflecting the risk inherent in future cash flows, growth rate and determination and evaluation of appropriate market comparables.

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

Other intangible assets that have finite lives, such as core deposit intangibles and customer and renewal lists, are amortized over their estimated useful lives and are also subject to periodic impairment testing.

Income Taxes

The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. The laws are complex and subject to different interpretations by the taxpayer and various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex laws, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the taxing authorities based on audit results or to further interpretation based on management’s ongoing assessment of the facts and evolving case law.

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize a benefit from its deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

On a quarterly basis, management assesses the reasonableness of the Corporation’s effective tax rate based on management’s current best estimate of net income and the applicable taxes for the full year. Deferred tax assets and liabilities are assessed on an annual basis, or sooner, if business events or circumstances warrant.

Recent Accounting Pronouncements and Developments

The New and Proposed Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2006 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Overview

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio, commercial loan production offices in Florida and a mortgage loan production office in Tennessee, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

In 2006, the Corporation successfully completed the acquisition of Legacy, a bank holding company headquartered in Harrisburg, Pennsylvania, with eight branches in the Harrisburg market. During 2006, the Corporation also opened two additional commercial loan production offices in Florida and a mortgage loan production office in Tennessee to continue to supplement the Corporation’s core market loan production.

2006 was a challenging year for the banking industry. The Federal Reserve Board increased short term interest rates four times totaling 1.0% and as a result the yield curve continued to flatten and became slightly inverted in the latter half of the year. As the yield curve becomes flatter, there is less opportunity to increase net interest income by taking on interest rate risk as the differential between short-term and long-term interest rates decreases. The Corporation experienced less opportunity to earn higher rates on earning assets as compared to the need to increase rates on its deposits and repurchase agreements driven by market rates and competitive prices, which resulted in a 14 basis point decrease in the Corporation’s net interest margin.

Despite a challenging economic environment the Corporation delivered a strong financial performance. Net interest income increased by $2.6 million with the increase in earning assets substantially offset by a decline in the net interest margin. The provision for loan losses decreased by $1.8 million due to improving trends in non-accrual loans and the commercial and consumer loan portfolios. Non-interest income increased by $21.5 million as the prior year was negatively impacted by an $11.7 million loss on the sale of securities and a $2.0 million other-than-temporary impairment loss on an equity security. Also, insurance, securities and trust revenues all increased due to organic growth in their respective customer bases and the Corporation’s acquisitions in 2005 and 2006. Non-interest expense increased $5.3 million primarily due to higher operating expenses resulting from acquisitions in 2005 and 2006.

Total average loans increased as a result of a combination of organic growth and the Corporation’s acquisitions in 2005 and 2006. The Corporation focused on its desirable customer relationship oriented higher yielding commercial loan portfolio offset by a managed decline in the indirect loan portfolio.

Total average deposit growth in 2006 was due to organic growth in certificates and other time deposits and customer repurchase agreements and the Corporation’s acquisitions in 2005 and 2006. The Corporation experienced an unfavorable shift in its deposit mix from non-interest bearing demand and lower interest bearing savings deposits toward more price sensitive certificates of deposit and other higher interest bearing deposits. The Corporation also experienced growth in its customer repurchase agreements resulting from the implementation of a strategic initiative to increase and expand its commercial lending relationships. The Corporation continues to expand its suite of deposit products to attract and retain customers by offering rates favorable to current short-term borrowing costs.

Asset quality continued to improve during 2006. The Corporation experienced favorable trends in key asset quality indicators including declines in delinquent loans, non-performing loans and net loan charge-offs as a percentage of average loans. Improving trends in non-accrual loans and the commercial and consumer loan portfolios continued to produce lower levels of expected losses.

The Corporation also benefited from actions taken to improve the ongoing efficiency of its customer service model and from its successful implementation of other cost control initiatives including the modernization of its pension and postretirement plans.

Results of Operations

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income for 2006 was $67.6 million or $1.14 per diluted share, compared to net income for 2005 of $55.3 million or $.98 per diluted share. Net income increased by $12.4 million or 22.4% primarily due to the Corporation’s acquisitions in 2005 and 2006 and as a result of a balance sheet repositioning, an other-than-temporary impairment loss on an equity security and efficiency improvement charges, all of which reduced 2005 net income by $10.9 million after-tax. Also, net income increased from improved profitability of the Corporation’s insurance, securities and trust businesses.

Net income for the years 2006 and 2005 was favorably impacted by the acquisition of Legacy on May 26, 2006 and the Penn Group Insurance, Inc. (Penn Group), North East and NSD acquisitions on November 1, 2005, October 7, 2005 and February 18, 2005, respectively. The favorable impact of the Corporation’s acquisitions in 2005 and 2006 was substantially offset by the 14 basis point decrease in the net interest margin.

The balance sheet repositioning, completed during the fourth quarter of 2005, reduced the Corporation’s exposure to an anticipated rise in interest rates and resulted in a realized loss of $8.6 million after-tax from the sale of fixed rate available for sale debt securities. The Corporation also recorded an other-than-temporary impairment loss on an equity security of $1.3 million after-tax in 2005. For additional information related to the balance sheet restructuring and other-than-temporary impairment loss refer to the Balance Sheet Repositioning, Efficiency Improvement Charges and Merger Expenses and Securities footnotes in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. Also, 2005 income taxes were favorably impacted by $1.0 million due to the successful resolution of an uncertain tax position.

The Corporation’s return on average equity was 13.15%, its return on average tangible equity was 26.30% and its return on average assets was 1.15% for 2006, as compared to 12.44%, 23.62% and .99%, respectively, for 2005.

The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2006			2005			2004
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Assets
Interest earning assets:
Interest bearing deposits with banks	$1,540	$76	4.97%	$1,643	$50	3.04%	$1,377	$14	1.02%
Federal funds sold	23,209	1,184	5.03	8,615	357	4.14	21	—	.89
Short-term investments	—	—	—	—	—	—	1,389	—	—
Taxable investment securities(1)	965,533	47,424	4.92	1,111,743	49,417	4.45	970,898	42,368	4.36
Non-taxable investment securities(1)(2)	145,858	7,529	5.16	136,944	6,873	5.02	83,139	4,242	5.10
Loans(2)(3)	4,059,936	290,143	7.15	3,685,073	242,246	6.57	3,278,600	209,379	6.39

Total interest earning assets	5,196,076	346,356	6.67	4,944,018	298,943	6.05	4,335,424	256,003	5.90

Cash and due from banks	116,643			113,075			101,584
Allowance for loan losses	(52,757)			(52,106)			(48,270)
Premises and equipment	85,791			82,639			78,034
Other assets	544,172			484,351			305,545

	$5,889,925			$5,571,977			$4,772,317

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,256,829	29,793	2.37	$980,267	10,680	1.09	$852,541	6,940	0.81
Savings	627,522	8,911	1.42	692,736	6,236	0.90	641,655	3,656	0.57
Certificates and other time	1,729,836	67,975	3.93	1,574,464	49,196	3.12	1,339,525	41,804	3.12
Repurchase agreements	213,045	9,099	4.21	182,779	4,693	2.57	130,698	1,380	1.06
Other short-term borrowings	145,064	6,686	4.55	266,839	9,808	3.68	226,633	5,898	2.60
Long-term debt	542,208	20,752	3.83	566,757	19,872	3.51	511,204	18,726	3.66
Junior subordinated debt	142,286	10,369	7.29	128,866	8,295	6.44	128,866	5,986	4.65

Total interest bearing liabilities	4,656,790	153,585	3.29	4,392,708	108,780	2.48	3,831,122	84,390	2.20

Non-interest bearing demand	649,191			661,668			609,626
Other liabilities	69,581			73,362			68,965

	5,375,562			5,127,738			4,509,713

Stockholders’ equity	514,363			444,239			262,604

	$5,889,925			$5,571,977			$4,772,317

Excess of interest earning assets over interest bearing liabilities	$539,286			$551,310			$504,302

Net interest income (FTE)		192,771			190,163			171,613
Tax-equivalent adjustment		3,934			3,463			2,435

Net interest income		$188,837			$186,700			$169,178

Net interest spread			3.38%			3.57%			3.70%

Net interest margin(2)			3.71%			3.85%			3.96%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, repurchase agreements and short- and long-term borrowings). In 2006, net interest income, which comprised 70.4% of net revenue (net interest income plus non-interest income) as compared to 76.4% in 2005, was negatively affected by the general level of interest rates, changes in interest rates, the flattening of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.

Net interest income, on a fully taxable equivalent basis increased $2.6 million from $190.2 million for 2005 to $192.8 million for 2006. The increase primarily resulted from an increase in average earning assets offset by a decrease in the net interest margin. Average earning assets increased $252.1 million or 5.1% and average interest bearing liabilities increased $254.1 million or 5.8% from 2005 due to organic commercial loan and deposit growth and the acquisitions in 2005 and 2006. However, the Corporation’s net interest margin decreased by 14 basis points from 2005 to 3.71% for 2006 and was negatively impacted by a flattening of the yield curve which became slightly inverted in the latter half of 2006. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements driven by interest rates and competitive pricing. Details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the periods indicated (in thousands):

	2006 vs 2005			2005 vs 2004
	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(3)	$29	$26	$3	$33	$36
Federal funds sold	728	99	827	354	3	357
Securities	(7,028)	5,691	(1,337)	8,870	810	9,680
Loans	25,461	22,436	47,897	26,782	6,085	32,867

	19,158	28,255	47,413	36,009	6,931	42,940

Interest Expense
Deposits:
Interest bearing demand	3,699	15,414	19,113	1,131	2,609	3,740
Savings	255	2,420	2,675	312	2,268	2,580
Certificates and other time	5,417	13,362	18,779	7,392	—	7,392
Repurchase agreements	880	3,526	4,406	724	2,589	3,313
Other short-term borrowings	(5,308)	2,186	(3,122)	1,170	2,740	3,910
Long-term debt	(886)	1,766	880	2,205	(1,059)	1,146
Junior subordinated debt	914	1,160	2,074	—	2,309	2,309

	4,971	39,834	44,805	12,934	11,456	24,390

Net Change	$14,187	$(11,579)	$2,608	$23,075	$(4,525)	$18,550

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on a fully taxable equivalent basis, of $346.4 million in 2006 increased by $47.4 million or 15.9% from 2005. This increase was caused by an improvement in the yield on earning assets of 62 basis points to 6.67% for 2006 and an increase in average earning assets of $252.1 million, or 5.1%, from 2005. The increase in earning assets was driven by an increase of $374.9 million in average loans, partially offset by a decrease of $146.3 million in investment securities. The increase in average loans was a result of a combination of organic growth and the Corporation’s acquisitions in 2005 and 2006 while the decrease in investment securities was a result of a planned reduction to provide funding for loan growth.

Interest expense of $153.6 million for 2006 increased by $44.8 million or 41.2% from 2005. This increase was primarily attributable to an increase of 81 basis points in the Corporation’s cost of funds to 3.29% for 2006. Also, interest bearing liabilities increased $264.1 million or 6.0% to average $4.7 billion for 2006. This growth was primarily attributable to a combined increase of $211.3 million or 12.6% in the core deposit categories of interest bearing demand deposit and savings, a $30.3 million or 16.7% increase in customer repurchase agreements and an increase in certificates and other time deposits of $155.4 million or 9.9%. Interest bearing demand, savings and certificates and other time deposits increased due to organic growth resulting from an expanded suite of deposit products designed to attract and retain customers and from the acquisitions in 2005 and 2006. Customer repurchase agreements increased primarily due to the implementation of a strategic initiative to increase and expand commercial deposit relationships. The average balance for junior subordinated debt owed to unconsolidated subsidiary trusts also increased by $13.4 million or 10.4% for 2006 due to the issuance of $21.5 million of new debt to partially finance the Legacy acquisition. Offsetting these increases were declines in average short-term borrowings of $121.8 million or 45.6% from 2005 and average long-term debt of $24.5 million or 4.3% from 2005.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $10.4 million in 2006 decreased $1.8 million or 14.5% from 2005 primarily due to continued improvement in credit quality. Improving trends in non-accrual loans and the commercial and consumer loan portfolios continued to produce lower levels of expected losses. More specifically, in 2006 net charge-offs totaled $11.6 million or .29% as a percentage of average loans compared to $16.9 million or .46% as a percentage of average loans in 2005. The 2005 results included the charge-off of a $1.5 million loan or .05% that was on non-accrual and was previously fully reserved for in the allowance for loan losses. The ratio of non-performing loans to total loans was .66% at December 31, 2006 compared to .88% at December 31, 2005 and the ratio of non-performing assets to total assets was .57% and .71%, respectively, for these same periods. For additional information, refer to the Allowance and Provision for Loan Losses section of this financial review.

Non-Interest Income

Total non-interest income of $79.3 million in 2006 increased $21.5 million or 37.1% from 2005. This increase resulted primarily from a $1.8 million gain on the sale of securities in 2006 compared to a loss of $11.7 million in 2005. Also, the Corporation recorded an other-than-temporary impairment loss on an equity security of $2.0 million in 2005. Additionally, the year over year increase in total non-interest income was due to modest increases in charges and fees.

Service charges on loans and deposits of $40.1 million increased $1.9 million or 5.1% from 2005 primarily because the Corporation’s customer base expanded as a result of the acquisitions in 2006 and 2005 and also due to selected fee increases.

Insurance commissions and fees of $14.0 million increased $1.2 million or 9.3% from 2005 principally due to an increase in contingent fees of $0.3 million, organic customer growth and the Penn Group acquisition in the fourth quarter of 2005.

Securities commissions of $4.9 million for 2006 increased by $.4 million or 8.5% from 2005 levels, primarily due to higher annuity and securities sales and also was benefited by the Legacy acquisition in 2006.

Trust fees of $7.8 million in 2006 increased by $.7 million or 9.2% due to growth in assets under management resulting from higher equity valuations in 2006 compared to 2005, growth in overall trust assets and the number of trust accounts and from the acquisition of Legacy in 2006.

Gain on sale of securities of $1.8 million increased $13.5 million from a loss of $11.7 million in 2005. During the fourth quarter of 2005, management changed its intent with respect to certain available for sale securities and as a result sold $559.6 million of fixed-rate securities resulting in a $13.3 million loss. These 2005 sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels.

The Corporation recognized an other-than-temporary impairment loss of $2.0 million on an equity security classified as available for sale in 2005. The Corporation recognized no such impairment loss in 2006.

Gain on sale of mortgage loans of $1.6 million for 2006 increased by $0.2 million or 15.4% from 2005 due to increased mortgage origination volume in 2006.

Other income of $5.8 million for 2006 increased $1.6 million or 37.0% from 2005. The increase was primarily attributable to gains on settlements of impaired loans acquired of $1.3 million. Also, income from non-marketable equity securities increased $0.7 million from 2005 which was partially offset by a decrease in gains on the sale of fixed assets of $0.4 million from 2005.

Non-Interest Expense

Total non-interest expense of $160.5 million in 2006 increased $5.3 million or 3.4% from 2005. This increase was primarily attributable to operating expenses resulting from the acquisitions in 2006 and 2005. As a result of improvements in its customer service model, the Corporation recorded an expense of $1.5 million for severance costs related to staff reductions implemented in 2005. This amount also included early retirement and supplemental retirement benefit costs for former employees as well as other miscellaneous items.

Salaries and employee benefits of $83.6 million in 2006 increased $2.6 million or 3.2% from 2005. This increase was the result of additional costs associated with the employees retained from the acquisitions in 2006 and 2005, combined with normal compensation and benefit expense increases partially offset by lower salary and benefit costs due to staff reductions in the fourth quarter of 2005 and lower pension and postretirement plan costs due to the changes in the Corporation’s retirement plans.

Combined net occupancy and equipment expense of $27.6 million in 2006 increased $2.0 million or 7.8% from the combined 2005 level. The increase was primarily due to additional operating costs associated with the acquisitions in 2006 and 2005 and the opening of new branches and loan production offices.

Amortization of intangibles expense of $4.1 million in 2006 increased $0.4 million or 10.8% from 2005. This increase was attributable to the amortization of additional core deposit and other intangibles resulting from the acquisitions in 2006 and 2005.

State taxes of $4.7 million in 2006 increased $0.7 million or 18.5% from 2005 primarily due to higher net worth based taxes resulting from the Corporation’s acquisitions in 2005 and 2006.

Advertising and promotional expense of $2.8 million in 2006 decreased $0.4 million or 11.4% from 2005 resulting from ongoing expense management by concentrating on the most effective delivery methods.

The Corporation recorded merger-related expenses of $0.6 million in 2006 related to costs incurred as a result of the acquisition of Legacy and $1.3 in 2005 million relating to the acquisitions of NSD and North East.

Other non-interest expenses of $34.5 million in 2006 increased $0.8 million or 2.2% from 2005. This increase was primarily the result of higher expenses due to the acquisitions in 2006 and 2005.

Income Taxes

The Corporation’s income tax expense of $29.5 million in 2006 was at an effective tax rate of 30.4% while the 2005 income tax expense of $21.8 million was at an effective tax rate of 28.3%. Both years’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income. The 2005 income taxes were also favorably impacted by $1.0 million due to the successful resolution of an uncertain tax position.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net income for 2005 was $55.3 million or $.98 per diluted share, compared to net income for 2004 of $61.8 million or $1.29 per diluted share. Net income decreased $6.5 million or 10.6% due to a balance sheet repositioning, an other-than-temporary impairment loss on an equity security, efficiency improvement charges and merger costs, all of which netted to $12.7 million after-tax. Net income also declined due to a lower net interest margin as a result of a continued flattening of the yield curve, and lower gains on sale of loans as rising interest rates led to a slow-down in mortgage refinancing activity.

The balance sheet repositioning, completed during the fourth quarter of 2005, reduced the Corporation’s exposure to an anticipated rise in interest rates and resulted in a realized loss of $8.6 million after-tax from the sale of fixed rate available for sale debt securities. The Corporation also recorded an other-than-temporary impairment loss on an equity security of $1.3 million after-tax in 2005. For additional information related to the balance sheet restructuring and other-than-temporary impairment loss refer to the Balance Sheet Repositioning, Efficiency Improvement Charges and Merger Expenses and Securities footnotes in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. Also, 2005 income taxes were favorably impacted by $1.0 million due to the successful resolution of an uncertain tax position.

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

The Corporation’s return on average equity was 12.44%, return on average tangible equity was 23.62% and return on average assets was .99% for 2005, as compared to 23.54%, 30.42% and 1.29%, respectively, for 2004.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits and short- and long-term borrowings). In 2005, net interest income, which comprised 76.4% of net revenue (net interest income plus non-interest income) as compared to 68.6% in 2004, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.

Net interest income, on a fully taxable equivalent basis, was $190.2 million for 2005 and $171.6 million for 2004. The increase primarily resulted from an increase in average earning assets offset by a decrease in the net interest margin. The average earning assets increased $608.6 million or 14.0% and average interest bearing liabilities increased $561.6 million or 14.7% from 2004 primarily due to the acquisitions of Slippery Rock, NSD and North East. However, the Corporation’s net interest margin decreased by 11 basis points from 2004 to 3.85% for 2005 and was impacted by a flattening of the yield curve throughout 2005 and the majority of 2004. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements, driven by market rates and competitive prices.

Interest income, on a fully taxable equivalent basis, of $298.9 million in 2005 increased by $42.9 million or 16.8% from 2004. This increase was partially caused by an improvement in yield on earning assets of 15 basis points to 6.05% for 2005. In addition, average earning assets of $4.9 billion for 2005 grew $608.6 million or 14.0%

from 2004 driven by increases of $194.7 million in investment securities and $406.5 million in loans. These increases were primarily the result of the Corporation’s acquisitions in 2005 and late 2004.

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

Non-Interest Income

Total non-interest income of $57.8 million in 2005 decreased $19.5 million or 25.2% from 2004. This decrease resulted primarily from a $11.7 million loss on the sale of securities in 2005 compared to a gain of $0.6 million in 2004. Also, the Corporation recorded an other-than-temporary impairment loss on an equity security of $2.0 million in 2005. During 2004, the Corporation recognized certain one-time gains, including a $4.1 million gain related to the sale of two branches, $3.8 million from the termination of its data processing servicing arrangement with Sun and $2.1 million related to its ownership of Sun stock. The Corporation held an equity investment in Sun until it was acquired by Omega Financial Corporation in October 2004. The Corporation also had a contract to provide data processing services to Sun, which was terminated upon its acquisition. The Sun-related servicing income ceased in the fourth quarter of 2004.

Service charges on loans and deposits of $38.1 million increased $5.6 million or 17.0% from 2004 primarily as the result of the acquisitions in 2005 and late 2004 and also due to selected fee increases. Insurance commissions and fees of $12.8 million increased $1.5 million or 13.8% from 2004 as the Corporation expanded its presence in this desirable line of business through the acquisition of MBJ in July 2004. Securities commissions of $4.5 million for 2005 decreased by $0.5 million or 9.4% from 2004 levels, primarily due to a shift in mix from annuities to other investment products that are preferable in a rising interest rate environment. Trust fees of $7.1 million in 2005 increased by $0.2 million or 2.9%. The Corporation’s efforts to streamline its operations and improve productivity resulted in a 22.9% increase in net income for the Wealth Management business segment, which includes securities commissions and trust fees. For additional information, see the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. Loss on sale of securities of $11.7 million decreased $12.3 million as a result of the Corporation recognizing a $13.3 million loss in the fourth quarter of 2005. During the fourth quarter of 2005, management changed its intent with respect to certain available for sale securities and as a result sold $559.6 million of fixed rate securities with an average yield of

4.13% and an average life of three years. These sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels. During 2005, the Corporation recognized an other-than-temporary impairment loss of $2.0 million on an equity security classified as available for sale. Gain on sale of mortgage loans of $1.4 million for 2005 decreased by $0.4 million or 21.3% from 2004 due to lower mortgage originations resulting from higher interest rates and increased competition. Other income of $4.2 million for 2005 decreased $3.6 million or 45.8% from 2004. A $2.1 million gain related to the ownership of Sun stock during 2004 accounted for the majority of this decrease. Also, lower gains on sales of fixed assets and repossessed assets were offset by higher income from non-marketable securities.

Non-Interest Expense

Total non-interest expense of $155.2 million in 2005 increased $14.3 million or 10.2% from 2004. This increase was primarily attributable to operating expenses resulting from the acquisitions in 2005 and late 2004. As a result of improvements in its customer service model, the Corporation recorded an expense of $1.5 million for severance costs related to staff reductions implemented. This amount also includes early retirement and supplemental retirement benefit costs for former employees as well as other miscellaneous items.

Salaries and employee benefits of $81.0 million in 2005 increased $9.7 million or 13.6% from 2004. This increase was the result of additional costs associated with the employees retained from the acquisitions in 2005 and late 2004, combined with normal compensation and benefit expense increases, and expenses associated with the Corporation’s customer service model. Combined net occupancy and equipment expense of $25.6 million in 2005 increased $1.2 million or 5.1% from the combined 2004 level. The increase was primarily due to additional costs associated with the acquisitions in 2005 and late 2004. Amortization of intangibles expense of $3.7 million in 2005 increased $1.3 million or 55.0% from 2004. This increase was attributable to the partial year impacts of the amortization of customer list intangibles resulting from the acquisition of MBJ, mortgage servicing rights resulting from the acquisition of Slippery Rock and core deposit intangibles resulting from the acquisitions of Slippery Rock, NSD and North East. The Corporation recorded merger-related expenses of $1.3 million in 2005 related to costs incurred as a result of the acquisitions of NSD and North East. During 2004, the Corporation incurred costs of $1.7 million relating to its acquisition of Slippery Rock. The Corporation recorded a debt extinguishment penalty of $2.2 million in 2004 related to its repayment of $207.0 million in higher cost FHLB advances. Other non-interest expenses of $33.8 million in 2005 increased $4.0 million or 13.3% from 2004. This increase was primarily the result of higher expenses due to the acquisitions in 2005 and late 2004.

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

Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are resold in the secondary market. Proceeds from the sale of mortgage loans totaled $108.1 million for 2006 compared to $98.7 million for 2005.

Liquidity sources from liabilities are generated primarily through deposits. As of December 31, 2006 and 2005, deposits comprised 79.9% and 78.5% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of December 31, 2006, outstanding FHLB advances declined $70.9 million to $469.1 million, or 7.8% of total assets, while the total availability from these sources was $1.9 billion, or 31.7% of total assets. At December 31, 2005, outstanding FHLB advances were $540.0 million, or 9.7% of total assets, while the total availability from these sources was $1.9 billion, or 34.9% of total assets.

The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit with several major domestic banks, of which $3.0 million was used as of December 31, 2006. The Corporation also issues subordinated debt on a regular basis.

The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During 2006, the Corporation purchased treasury shares totaling $9.6 million and received $10.4 million upon re-issuance. In 2005 and 2004, the Corporation purchased treasury shares totaling $10.9 million and $21.1 million, respectively, and received $12.5 million and $19.1 million, respectively, as a result of re-issuance.

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

Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The Corporation’s net interest income simulations assume a level balance sheet whereby new volumes equal runoffs. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides the Corporation with a reasonably comprehensive view of its interest rate profile.

The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was .97 and 1.05 at December 31, 2006 and 2005, respectively. A ratio of less than one indicates a higher level of repricing liabilities over repricing assets over the next twelve months.

Following is the gap analysis as of December 31, 2006 (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Interest Earning Assets (IEA)
Loans	$1,146,769	$233,989	$328,238	$495,835	$2,204,831
Investments	51,972	109,500	79,443	163,362	404,277

	1,198,741	343,489	407,681	659,197	2,609,108
Interest Bearing Liabilities (IBL)
Non-maturity deposits	854,955	—	—	—	854,955
Time deposits	140,703	207,360	376,222	580,690	1,304,975
Borrowings	283,945	44,487	71,749	143,289	543,470

	1,279,603	251,847	447,971	723,979	2,703,400

Period Gap	$(80,862)	$91,642	$(40,290)	$(64,782)	$(94,292)

Cumulative Gap	$(80,862)	$10,780	$(29,510)	$(94,292)

IEA/IBL (Cumulative)	.94	1.01	.99	.97

Cumulative Gap to IEA	(1.53)%	.20%	(.56)%	(1.78)%

The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category. The current allocation is representative of the estimated sensitivities for a +/- 100 basis point change in market rates.

The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates versus if rates remained unchanged:

December 31	2006	2005

Net interest income change (12 months):
+ 100 basis points	.2%	.1%
−100 basis points	(.2)%	(1.1)%

Economic value of equity:
+ 100 basis points	(1.8)%	(2.6)%
−100 basis points	(.4)%	(3.3)%

The overall level of interest rate risk has improved and is considered to be relatively low and stable.

The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage the Corporation’s exposure to interest rate fluctuations. Since 2004, short-term interest rates have risen significantly while long-term interest rates have increased only slightly. This flattening and more recent inversion of the yield curve has made short-term deposits and long-term loans more attractive to customers: a situation that created additional interest rate risk for the Corporation. In order to keep the risk measures in an acceptable position, the ALCO crafted several strategies to mitigate the Corporation’s risk position. During February 2005, the Corporation entered into a forward starting interest rate swap with a notional amount of $125.0 million. Under the agreement, the Corporation pays a fixed rate of interest and receives a variable rate based on the London Inter-Bank Offered Rate (LIBOR). The effective date of the swap was January 3, 2006 and the maturity date is March 31, 2008 (for additional information, refer to the Interest Rate Swap section of the Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report). During 2005, the Corporation repositioned its investment portfolio in order to reduce its interest rate risk. The transaction lowered the level of mortgage-related assets held by the Corporation which reduced the repricing risk and options risk of the Corporation. The transaction also reduced the average duration of the portfolio (for additional information, refer to the Securities footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report). The Corporation increased its holdings of variable-rate loans from 13.7% of total assets at December 31, 2005 to 16.8% of total assets as of December 31, 2006. In addition, the Corporation regularly sells fixed-rate, residential mortgages to the secondary mortgage loan market in order to manage its holdings of long-term, fixed-rate loans.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2006 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without a stated
maturity	$2,599,324	—	—	—	$2,599,324
Certificates and other time
deposits	1,304,528	$250,753	$202,040	$16,197	1,773,518
Operating leases	3,974	6,032	3,331	16,140	29,477
Long-term debt	242,083	113,524	112,706	51,577	519,890

	$4,149,909	$370,309	$318,077	$83,914	$4,922,209

The following table sets forth the amounts and expected maturities of commitments to extend credit and other off-balance sheet items as of December 31, 2006 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Commitments to extend credit	$751,873	$53,162	$9,325	$65,347	$879,707
Standby letters of credit	39,346	44,547	4,789	3,003	91,685

	$791,219	$97,709	$14,114	$68,350	$971,392

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements in that the borrower has the ability to draw upon these commitments at any time and these commitments often expire without being drawn upon.

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates commercial loan production offices in Florida. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.

Following is a summary of loans (in thousands):

December 31	2006	2005	2004	2003	2002

Commercial	$2,111,752	$1,613,960	$1,440,674	$1,297,559	$1,257,132
Direct installment	926,766	890,288	820,886	776,716	594,909
Consumer lines of credit	254,054	262,969	251,037	229,005	206,026
Residential mortgages	490,215	485,542	479,769	468,173	592,678
Indirect installment	461,214	493,740	389,754	452,170	523,428
Lease financing	638	1,685	2,926	16,594	36,975
Other	8,505	863	4,415	18,980	24,060

	$4,253,144	$3,749,047	$3,389,461	$3,259,197	$3,235,208

Total loans increased by $504.1 million or 13.4% to $4.3 billion at December 31, 2006 compared to December 31, 2005. The Corporation focused on the commercial loan segment which grew by $497.8 million as a result of organic growth combined with the acquisition of Legacy.

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

As of December 31, 2006 and 2005, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2006 (in thousands):

	Within	1-5	Over
	1 Year	Years	5 Years	Total

Commercial	$168,722	$629,946	$1,313,084	$2,111,752
Residential mortgages	894	18,616	470,705	490,215

	$169,616	$648,562	$1,783,789	$2,601,967

The total amount of loans due after one year includes $1.7 billion with floating or adjustable rates of interest and $748.8 million with fixed rates of interest.

Non-Performing Loans

Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days or more depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

Following is a summary of non-performing loans (dollars in thousands):

December 31	2006	2005	2004	2003	2002

Non-accrual loans	$24,636	$28,100	$27,029	$22,449	$18,329
Restructured loans	3,492	5,032	4,993	5,719	5,915

	$28,128	$33,132	$32,022	$28,168	$24,244

Non-performing loans as a percentage of total loans	.66%	.88%	.94%	.86%	.75%

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual and restructured loans (in thousands):

December 31	2006	2005	2004	2003	2002

Gross interest income:
Per contractual terms	$2,046	$3,179	$2,076	$2,227	$2,354
Recorded during the year	458	528	727	923	855

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2006	2005	2004	2003	2002

Loans 90 days or more past due	$5,528	$5,755	$5,113	$5,100	$6,924
As a percentage of total loans	.13%	.15%	.15%	.16%	.21%

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

In estimating probable loan losses, management applies historical loan loss rates and also considers how the loss rates may be impacted by changes in current economic conditions, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Homogeneous loan pools are evaluated using similar criteria that are based upon historical loss rates of various loan types. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary. This determination inherently involves a high degree of uncertainty and considers current risk factors that may not have occurred in the Corporation’s historical loan loss experience.

Following is a summary of changes in the allowance for loan losses (dollars in thousands):

Year Ended December 31	2006	2005	2004	2003	2002

Balance at beginning of period	$50,707	$50,467	$46,139	$46,984	$46,345
Additions due to acquisitions	3,035	4,996	4,354	—	—
Reductions due to branch sales	—	(59)	(54)	—	—
Charge-offs:
Commercial	(2,642)	(3,422)	(2,333)	(2,447)	(1,583)
Installment	(9,811)	(14,847)	(14,736)	(15,769)	(12,577)
Residential mortgage	(2,215)	(966)	(639)	(571)	(849)
Lease financing	(12)	(472)	(1,088)	(1,457)	(1,548)

Total charge-offs	(14,680)	(19,707)	(18,796)	(20,244)	(16,557)
Recoveries:
Commercial	764	650	667	505	1,799
Installment	1,919	1,891	1,651	1,482	1,635
Residential mortgage	319	144	94	53	57
Lease financing	99	149	132	204	81

Total recoveries	3,101	2,834	2,544	2,244	3,572
Net charge-offs	(11,579)	(16,873)	(16,252)	(18,000)	(12,985)
Provision for loan losses	10,412	12,176	16,280	17,155	13,624

Balance at end of period	$52,575	$50,707	$50,467	$46,139	$46,984

Net charge-offs as a percent of average loans, net of unearned income	.29%	.46%	.50%	.56%	.41%
Allowance for loan losses as a percent of total loans, net of unearned income	1.24%	1.35%	1.49%	1.42%	1.45%
Allowance for loan losses as a percent of non-performing loans	186.9%	153.05%	157.60%	163.80%	193.80%

The installment category in the above table includes direct installment, consumer lines of credit and indirect installment loans.

The allowance for loan losses increased $1.9 million during 2006 representing a 3.7% increase in reserves for loan losses between December 31, 2005 and December 31, 2006. The Legacy acquisition brought with it $297.0 million in loans and an associated allowance for loan losses of $3.0 million, which represented 1.0% of Legacy’s loans. Offsetting the acquired reserves were net charge-offs of $11.6 million and a provision for loan losses of $10.4 million. The decrease in net charge-offs and the provision for loan losses is a result of the Corporation’s continued improvement in asset quality.

The allowance for loan losses increased $0.2 million during 2005 representing a .5% increase in reserves for loan losses between December 31, 2004 and December 31, 2005. The NSD acquisition brought with it $310.4 million in loans and an associated allowance for loan losses of $3.6 million, which represented 1.2% of NSD’s loans. The North East acquisition brought with it $49.5 million in loans and associated allowance for loan losses of $1.4 million, which represented 3.1% of North East’s loans. Offsetting these acquired reserves were net charge-offs of $16.9 million and a provision for loan losses of $12.2 million. This decrease in provision is a direct result of the Corporation’s improved asset quality.

Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. In 2005, interest rates and energy costs increased, but have moderated in 2006. Higher rates directly affect borrowers tied to floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. Higher interest rates and energy costs also affect consumer loan customers who carry historically high debt loads. Consumer credit risk and loss exposures are evaluated using loss histories of the FAS 5 pools and roll rate analysis to estimate credit quality migration and expected losses within the homogeneous loan pools.

Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off during 2006 decreased $5.0 million to $14.7 million over 2005 charge-offs. Loans charged off during 2005 increased $0.9 million to $19.7 million over 2004 charge-offs, primarily due to the charge-off of a $1.5 million loan that was previously fully reserved. Net charge-offs (annualized) as a percent of average loans decreased to .29% in 2006 compared to .46% in 2005 reflecting improved performance. Loans charged off in 2004 decreased $1.4 million to $18.8 million versus 2003. Loans charged off in 2003 increased $3.7 million compared to 2002. Loans charged off in 2002 decreased $9.2 million over 2001.

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in each		in each		in each		in each		in each
		Category to		Category to		Category to		Category to		Category to
	Dec 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total
	2006	Loans	2005	Loans	2004	Loans	2003	Loans	2002	Loans

Commercial	$30,813	50%	$27,112	43%	$28,271	43%	$23,332	40%	$21,282	40%
Direct installment	11,445	22	11,631	24	10,947	24	9,429	24	10,376	18
Consumer lines of
credit	2,343	6	2,486	7	1,280	7	1,282	7	1,194	7
Residential mortgages	3,068	11	2,958	13	632	14	579	14	818	18
Indirect installment	4,649	11	6,324	13	9,072	12	8,432	14	6,984	16
Lease financing	15	—	80	—	265	—	939	1	1,500	1
Other	242	—	116	—	—	—	—	—	—	—
Unallocated portion	—	—	—	—	—	—	2,146	—	4,830	—

	$52,575	100%	$50,707	100%	$50,467	100%	$46,139	100%	$46,984	100%

The amount allocated to commercial loans increased in 2006 due to the increased loan balance while the amount allocated to indirect installment loans decreased due to an improvement in credit quality as a result of improved underwriting guidelines and a planned run-off in loan balance.

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

During 2006, securities available for sale decreased by $20.9 million and securities held to maturity decreased by $105.1 million from December 31, 2005 as the proceeds from securities that matured during 2006 were used to fund loan growth. During 2005, management changed its intent with respect to certain available for sale debt securities and as a result sold $559.6 million of fixed rate securities with an average yield of 4.13% and an average life of three years resulting in a realized loss of $13.3 million. These sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels. The proceeds from the sale were used to retire $89.8 million of higher rate short-term borrowings and to purchase $469.8 million of shorter maturity securities that have an average life of two years and a yield of 4.94%.

As of December 31, 2006, securities with an amortized cost of $256.3 million and $776.1 million were classified as available for sale and held to maturity, respectively. Management believes the Corporation has sufficient liquidity available to meet its normal operating cash needs.

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

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2006 (dollars in thousands):

		Weighted
		Average
	Amount	Yield

Obligations of U.S. Treasury and other U.S. Government agencies:
Maturing within one year	$209,858	4.76%
Maturing after one year within five years	22,453	4.99
Maturing after ten years	508	5.61

States of the U.S. and political subdivisions:
Maturing within one year	6,668	5.22
Maturing after one year within five years	28,384	4.77
Maturing after five years within ten years	71,913	5.19
Maturing after ten years	42,289	5.94

Corporate and other debt securities:
Maturing within one year	786	5.76
Maturing after one year within five years	1,795	6.06
Maturing after ten years	53,165	6.95

Mortgage-backed securities	586,842	4.91
Equity securities	9,697	5.58

Total	$1,034,358	5.06

The weighted average yields for tax-exempt securities are computed on a tax equivalent basis using the federal statutory tax rate of 35.0%. The weighted average yields for securities available for sale are based on amortized cost.

Deposits and Short-Term Borrowings

As a bank holding company, the Corporation’s primary source of funds is deposits. Those deposits are provided by businesses and individuals located within the markets served by the Corporation’s subsidiaries.

Total deposits increased $360.9 million to $4.4 billion at December 31, 2006 compared to December 31, 2005, as a result of the acquisition of Legacy and organic growth resulting from an expanded suite of deposit products designed to attract and retain customers. The Corporation also experienced an unfavorable shift in its deposit mix during 2006 as non-interest bearing demand decreased $33.8 million or 4.9% while certificates of deposit increased $125.4 million or 7.6%.

Short-term borrowings, made up of repurchase agreements, federal funds purchased, FHLB advances, subordinated notes and other short-term borrowings, decreased by $15.1 million to $363.9 million at December 31, 2006 compared to December 31, 2005. This decrease is the result of decreases of $40.0 million, $30.0 million and $17.6 million in FHLB advances, federal funds purchased and subordinated notes, respectively, which were partially offset by an increase of $69.5 million in repurchase agreements. The increase in repurchase agreements is the result of the Corporation’s strategic initiative to increase and expand its commercial lending relationships.

Repurchase agreements and subordinated notes are the largest components of short-term borrowings. At December 31, 2006, repurchase agreements and subordinated notes represented 69.3% and 29.7%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to repurchase agreements (dollars in thousands):

	2006	2005	2004

Balance at year-end	$252,064	$182,517	$160,847
Maximum month-end balance	252,064	196,470	160,847
Average balance during year	213,045	182,779	130,698

Weighted average interest rates:
At end of year	4.64%	3.49%	1.56%
During the year	4.27	2.57	1.06

The repurchase agreements have next day maturities.

Following is a summary of selected information relating to short-term subordinated notes (dollars in thousands):

	2006	2005	2004

Balance at year-end	$108,118	$125,673	$151,860
Maximum month-end balance	121,804	148,014	151,860
Average balance during year	112,661	138,531	142,062

Weighted average interest rates:
At end of year	4.90%	4.02%	3.41%
During the year	4.62	3.97	3.29

Approximately 83.0% of the short-term subordinated notes are daily notes. The remaining 17.0% of the short-term subordinated notes have various terms ranging from three to twelve months.

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

Capital management is a continuous process. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. Book value per share was $8.90 at December 31, 2006 compared to $8.31 at December 31, 2005. The Corporation issues shares, which were initially acquired through the acquisition of treasury stock, in connection with its various benefit plans.

In late 2005, the four federal banking agencies, the OCC, FRB, the FDIC and the Office of Thrift Supervision, published an interagency advance notice of proposed rulemaking regarding potential revisions to the existing risk-based capital framework. These changes would apply to banks, bank holding companies and savings associations. The Corporation will continue to monitor these potential changes to the risk-based capital standards and will make the necessary changes to ensure that it remains well-capitalized.

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

Management’s Report on Internal Control Over Financial Reporting

F.N.B. Corporation (the Corporation) is responsible for the preparation, integrity and fair presentation of the consolidated financial statements included in this Annual Report. The consolidated financial statements and notes included in this Annual Report have been prepared in conformity with United States generally accepted accounting principles (U.S. GAAP)

We, as management of the Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with U.S. GAAP. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2006 in relation to criteria set forth for effective internal control over financial reporting as described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that as of December 31, 2006, the Corporation’s internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on management’s assessment of the Corporation’s internal control over financial reporting.

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	/s/ Brian F. Lilly Brian F. Lilly
President and Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in footnote 19 to the consolidated financial statements, F.N.B. Corporation changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. As discussed in footnote 2 to the consolidated financial statements, F.N.B. Corporation adopted the provisions of Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of F.N.B. Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
February 23, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control Over Financial Reporting, that F.N.B. Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that F.N.B. Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, F.N.B. Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, of F.N.B. Corporation and our report dated February 23, 2007, expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Pittsburgh, Pennsylvania
February 23, 2007

F.N.B. Corporation and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except par values

	December 31
	2006	2005

Assets
Cash and due from banks	$122,362	$131,604
Interest bearing deposits with banks	1,472	627
Securities available for sale	258,279	279,219
Securities held to maturity (fair value of $766,295 and $867,122)	776,079	881,139
Mortgage loans held for sale	3,955	4,740
Loans, net of unearned income of $26,704 and $27,595	4,253,144	3,749,047
Allowance for loan losses	(52,575)	(50,707)

Net Loans	4,200,569	3,698,340
Premises and equipment, net	86,532	87,013
Goodwill	242,479	196,354
Core deposit and other intangible assets, net	23,859	23,401
Bank owned life insurance	131,391	122,666
Other assets	160,615	165,223

Total Assets	$6,007,592	$5,590,326

Liabilities
Deposits:
Non-interest bearing demand	$654,617	$688,391
Savings and NOW	1,944,707	1,675,395
Certificates and other time deposits	1,773,518	1,648,157

Total Deposits	4,372,842	4,011,943
Other liabilities	62,547	59,634
Short-term borrowings	363,910	378,978
Long-term debt	519,890	533,703
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	128,866

Total Liabilities	5,470,220	5,113,124

Stockholders’ Equity
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 60,451,533 and 57,513,586	601	575
Additional paid-in capital	506,024	454,546
Retained earnings	33,321	24,376
Accumulated other comprehensive (loss) income	(1,546)	3,597
Deferred stock compensation	—	(4,154)
Treasury stock – 57,254 and 94,545 shares at cost	(1,028)	(1,738)

Total Stockholders’ Equity	537,372	477,202

Total Liabilities and Stockholders’ Equity	$6,007,592	$5,590,326

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Income
Dollars in thousands, except per share data

	Year Ended December 31
	2006	2005	2004

Interest Income
Loans, including fees	$288,553	$240,966	$208,307
Securities:
Taxable	47,319	49,275	42,248
Nontaxable	4,757	4,138	2,554
Dividends	533	694	445
Other	1,260	407	14

Total Interest Income	342,422	295,480	253,568
Interest Expense
Deposits	106,679	66,112	52,400
Short-term borrowings	15,785	14,501	7,278
Long-term debt	20,752	19,872	18,726
Junior subordinated debt owed to unconsolidated subsidiary trusts	10,369	8,295	5,986

Total Interest Expense	153,585	108,780	84,390

Net Interest Income	188,837	186,700	169,178
Provision for loan losses	10,412	12,176	16,280

Net Interest Income After Provision for Loan Losses	178,425	174,524	152,898
Non-Interest Income
Service charges	40,053	38,121	32,569
Insurance commissions and fees	13,988	12,794	11,245
Securities commissions and fees	4,871	4,490	4,954
Trust	7,780	7,125	6,926
Bank owned life insurance	3,368	3,301	3,459
Gain on sale of mortgage loans	1,607	1,393	1,769
Gain (loss) on sale of securities	1,802	(11,703)	607
Impairment loss on equity security	—	(1,953)	—
Gain on sale of branches	—	—	4,135
Data processing contract termination	—	—	3,840
Other	5,806	4,239	7,822

Total Non-Interest Income	79,275	57,807	77,326
Non-Interest Expense
Salaries and employee benefits	83,649	81,035	71,328
Net occupancy	13,963	12,666	11,064
Equipment	13,600	12,911	13,282
Amortization of intangibles	4,148	3,743	2,415
State taxes	4,682	3,951	4,244
Advertising and promotional	2,845	3,210	2,142
Insurance claims paid	2,558	2,654	2,696
Merger related	564	1,303	1,681
Debt extinguishment penalty	—	—	2,245
Other	34,505	33,753	29,795

Total Non-Interest Expense	160,514	155,226	140,892

Income Before Income Taxes	97,186	77,105	89,332
Income taxes	29,537	21,847	27,537

Net Income	$67,649	$55,258	$61,795

Net Income per Common Share
Basic	$1.15	$.99	$1.31

Diluted	$1.14	$.98	$1.29

Cash Dividends Paid per Common Share	$.94	$.925	$.92

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Dollars in thousands

					Accumu-
					lated
			Addi-		Other	Deferred
	Compre-		tional		Compre-	Stock
	hensive	Common	Paid-In	Retained	hensive	Compen-	Treasury
	Income	Stock	Capital	Earnings	Income	sation	Stock	Total

Balance at January 1, 2004		$464	$589,339	$8,202	$10,251	$—	$(1,347)	$606,909
Net income	$61,795			61,795				61,795
Change in other comprehensive income (loss)	(3,388)				(3,388)			(3,388)

Comprehensive income	$58,407

Common dividends declared: $.92/share				(43,476)				(43,476)
Spin-off of Florida operations			(363,219)		(1,898)			(365,117)
Purchase of common stock							(21,101)	(21,101)
Issuance of common stock		38	72,614	(3,674)			19,109	88,087
Tax benefit of stock-based compensation			1,821					1,821
Change in deferred stock compensation						(1,428)		(1,428)

Balance at December 31, 2004		502	300,555	22,847	4,965	(1,428)	(3,339)	324,102
Net income	$55,258			55,258				55,258
Change in other comprehensive income (loss)	(1,368)				(1,368)			(1,368)

Comprehensive income	$53,890

Common dividends declared: $.925/share				(52,336)				(52,336)
Purchase of common stock							(10,926)	(10,926)
Issuance of common stock		73	152,210	(1,393)			12,527	163,417
Tax benefit of stock-based compensation			1,781					1,781
Change in deferred stock compensation						(2,726)		(2,726)

Balance at December 31, 2005		575	454,546	24,376	3,597	(4,154)	(1,738)	477,202
Net income	$67,649			67,649				67,649
Change in other comprehensive income (loss)	(438)				(438)			(438)

Comprehensive income	$67,211

Cumulative effect of change in accounting for pension and postretirement obligations					(4,705)			(4,705)
Cumulative effect of change in accounting from adoption of SAB 108				(1,599)				(1,599)
Common dividends declared: $.94/share				(55,362)				(55,362)
Purchase of common stock							(9,649)	(9,649)
Issuance of common stock		29	53,803	(1,743)			10,359	62,448
Restricted stock compensation			1,203					1,203
Tax benefit of stock-based compensation			623					623
Reclassification arising from adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at December 31, 2006		$601	$506,024	$33,321	$(1,546)	$0	$(1,028)	$537,372

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

	Year Ended December 31
	2006	2005	2004

Operating Activities
Net income	$67,649	$55,258	$61,795
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation, amortization and accretion	14,467	15,315	14,620
Provision for loan losses	10,412	12,176	16,280
Deferred taxes	955	5,881	(2,751)
(Gain) loss on sale of securities	(1,802)	11,703	(607)
Gain on sale of loans	(1,607)	(1,393)	(1,769)
Proceeds from sale of trading securities	—	—	14,187
Proceeds from sale of loans	108,053	98,652	93,630
Loans originated for sale	(105,662)	(96,180)	(96,245)
Tax benefit of stock-based compensation	(623)	1,781	1,821
Net change in:
Interest receivable	(2,952)	916	(1,760)
Interest payable	1,698	(8,677)	(3,789)
Other, net	27,164	(23,919)	14,548

Net cash flows provided by operating activities	117,752	71,513	109,960

Investing Activities
Net change in:
Interest bearing deposits with banks	(846)	2,295	(1,769)
Loans	(224,556)	(20,692)	37,519
Bank owned life insurance	(756)	(1,482)	112
Securities available for sale:
Purchases	(42,918)	(398,976)	(447,957)
Sales	27,081	649,144	95,990
Maturities	75,181	101,260	203,519
Securities held to maturity:
Purchases	(26,761)	(356,655)	(93,250)
Maturities	130,532	118,945	45,722
Increase in premises and equipment	(4,222)	(5,677)	(968)
Net cash (paid) received for mergers and acquisitions	(17,123)	12,571	3,070

Net cash flows (used in) provided by investing activities	(84,388)	100,733	(158,012)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	120,491	(98,945)	(83,223)
Time deposits	(3,251)	73,148	(21,104)
Short-term borrowings	(67,417)	(31,073)	176,651
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	22,165	—	—
Increase in long-term debt	29,749	64,031	262,950
Decrease in long-term debt	(81,484)	(103,788)	(243,969)
Purchase of common stock	(9,649)	(10,926)	(21,101)
Issuance of common stock	1,529	18,408	17,003
Tax benefit of stock-based compensation	623	—	—
Cash dividends paid	(55,362)	(52,336)	(43,476)

Net cash flows (used in) provided by financing activities	(42,606)	(141,481)	43,731

Net (Decrease) Increase in Cash and Due from Banks	(9,242)	30,765	(4,321)
Cash and due from banks at beginning of year	131,604	100,839	105,160

Cash and Due from Banks at End of Year	$122,362	$131,604	$100,839

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations

F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Florida and Tennessee, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

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

The Corporation completed several acquisitions during 2006, 2005 and 2004. These acquisitions are discussed in the Mergers and Acquisitions footnote. The consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

The accompanying consolidated financial statements include all adjustments, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method, assets and liabilities are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

Cash Equivalents

The Corporation considers cash and demand balances due from banks as cash and cash equivalents.

Securities

Investment securities, which are composed of debt securities and certain equity securities, comprise a significant portion of the Corporation’s consolidated balance sheet. Such securities can be classified as “Trading,” “Securities Held to Maturity” or “Securities Available for Sale.”

Trading securities are held primarily as a result of management’s intent to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. As of December 31, 2006 and 2005, the Corporation did not carry a portfolio of trading securities.

Securities held to maturity are comprised of debt securities, for which management has the positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses not deemed other-than-temporary reported separately as a component in other comprehensive income, net of tax. Realized gains and losses on the sale of and other-than-temporary impairment charges on available for sale securities are recorded on the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for recovery in market value or maturity. Among the factors that are considered in determining intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

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

On October 1, 2004, Omega Financial Corporation (Omega) completed its acquisition of Sun. Under the terms of the agreement, Sun stockholders were entitled to receive either 0.664 shares of Omega common stock for each share of Sun common stock or $23.25 in cash for each share held, subject to a pro rata allocation such that 20% of the merger consideration would be paid in cash and 80% would be in the form of Omega common stock. On October 15, 2004, the Corporation received cash for 610,192 shares of Sun common stock that it categorized as trading. The remaining 479,930 shares of Sun common stock were converted into 318,673 shares of Omega common stock. As provided under EITF 91-5, Nonmonetary Exchange of Cost-Method Investments, on October 1, 2004, the Corporation recorded a gain of $1.0 million to reflect the difference between market value at the transaction date and the carrying value of the remaining shares classified as available for sale.

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

Securities Sold Under Agreements to Repurchase

Securities sold under agreements to repurchase are accounted for as collateralized financing transactions and are recorded at the amounts at which the securities were sold plus accrued interest. Securities, generally U.S. government and federal agency securities, pledged as collateral under these financing arrangements cannot be sold or repledged by the secured party. The fair value of collateral either received from or provided to a third party is continually monitored and additional collateral is obtained or is requested to be returned to the Corporation as deemed appropriate.

Derivative Instruments and Hedging Activities

From time to time the Corporation may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the balance sheet in accordance with the requirements of FAS 133, Accounting for Derivative Instruments and Hedging Activities.

Cash flow hedges are accounted for under the requirements of FAS 133 by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the consolidated income statement in the period or periods the hedged transaction affects earnings.

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the income statement. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

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

The Corporation routinely issues commitments to make loans as a part of its residential lending operations. These commitments are considered derivatives. The Corporation also enters into commitments to sell loans to mitigate the risk that the market value of residential loans may decline between the time the rate commitment is issued to the customer and the time the Corporation contracts to sell the loan. These commitments and sales contracts are also derivatives. Both types of derivatives are recorded at fair value. Sales contracts and commitments to sell loans are not designated as hedges of the fair value of loans held for sale. Fair value adjustments related to derivatives are recorded in current period earnings as an adjustment to net gains on sale of loans.

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

Acquired Loans

Loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable at acquisition, that the Corporation will be unable to collect all contractually required payment receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the

“accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are not recognized as a yield adjustment or as a loss accrual or a valuation allowance. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the asset’s estimated useful life. Leasehold improvements are expensed over the lesser of the asset’s estimated useful life or the term of the lease including renewal periods when reasonably assured. Useful lives are dependent upon the nature and condition of the asset and range from 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Other intangible assets represent purchased assets that lack physical substance but can be distinguished from goodwill because of contractual or other legal rights. For each acquisition, goodwill and other intangible assets are allocated to the reporting units based upon the relative fair value of the assets and liabilities assigned to each reporting unit. Intangible assets that have finite lives, such as core deposit intangibles, customer relationship intangibles and renewal lists, are amortized over their estimated useful lives and subject to periodic impairment testing. Core deposit intangibles are primarily amortized over ten years using straight line and accelerated methods. Customer and renewal lists and other intangible assets are amortized over their estimated useful lives which range from ten to twelve years.

The Corporation tests goodwill and other intangible assets for impairment at least annually, or when indicators of impairment exist, to determine whether impairment may exist. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involves the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, growth rates and determination and evaluation of appropriate market comparables.

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

The Corporation assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Corporation will increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are unlikely to be recovered. The Corporation believes that a substantial majority of the deferred tax assets recorded on the balance sheet will ultimately be recovered. However, should there be a change in the Corporation’s ability to recover its deferred tax assets, the effect of this change would be recorded through the provision for income taxes in the period during which such change occurs.

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

Pension and Postretirement Benefit Plans

The Corporation sponsors pension and other postretirement benefit plans for its employees. The expense associated with the pension plans is calculated in accordance with FAS 87, Employers’ Accounting for Pensions, while the expense associated with the postretirement benefit plans is calculated in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pension. The associated expense utilizes assumptions and methods determined in accordance therewith, including a policy of reflecting trust assets at their fair market value for the qualified pension plans. The Corporation adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006 and began recognizing the overfunded and underfunded status of the pension and postretirement plans on its consolidated balance sheet. Gains and losses, prior service costs and credits and remaining transition amounts under FAS 87 and FAS 106 are recognized in accumulated other comprehensive income, net of tax, until they are amortized.

Stock Based Compensation

On January 1, 2006, the Corporation adopted FAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors. The Corporation adopted FAS 123R using the modified prospective transition method. The consolidated financial statements for 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Prior to the adoption of FAS 123R, the Corporation accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under FAS 123, Accounting for Stock-Based Compensation. Details related to the adoption of FAS 123R and the impact on the Corporation’s consolidated financial statements are more fully discussed in the Stock Incentive Plans footnote.

2.	New and Proposed Accounting Standards

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FAS 87 and FAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under FAS 87 and FAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of taxes, until they are amortized as a component of net periodic cost. The Corporation already complied with the requirement under FAS 158 to measure plan assets and benefit obligations as of the date of the year-end consolidated balance sheet. FAS 158 is effective for fiscal years ending after December 15, 2006. The Corporation adopted the balance sheet recognition provisions of FAS 158 on December 31, 2006. Details related to the adoption of FAS 158 and the impact on the Corporation’s consolidated financial statements are more fully discussed in the Retirement Plans footnote and the Other Postretirement Benefit Plans footnote.

Fair Value Measurements

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The statement clarifies that fair value is the price that would be received to sell an asset or the price paid to transfer a liability in the most advantageous market available to the entity and emphasizes that fair value is a market-based measurement and should be based on the assumptions market participants would use. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2008, and does not expect it to have a material impact on its consolidated financial statements or liquidity.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

In September 2006, the SEC issued Staff Accounting Bulletin (SAB) 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial are now considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances are considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108.

In the fourth quarter of 2006, the Corporation evaluated two prior-year uncorrected financial statement misstatements related to accounting for operating leases and non-accrual interest that had been previously considered immaterial to the prior years’ consolidated statements of income. Upon evaluating the impact of correcting these errors in the December 31, 2005 balance sheet through the 2006 statement of income, management concluded that the errors were material. As such, these errors have been corrected through a cumulative effect adjustment in opening retained earnings as of January 1, 2006 of $1.6 million.

The Corporation understated its liability and expense for operating leases in prior periods as it accounted for leases based on the escalating lease payments pertaining to each reporting period. The Corporation changed its method of accounting for operating leases to the straight line method in accordance with FAS 13, Accounting for Leases, in the fourth quarter of 2006. The cumulative after-tax effect of the misstatement as of January 1, 2006 was $1.0 million.

The Corporation previously identified an out of balance condition related to non-accrual interest associated with an acquisition in 2002 which was not corrected in prior years. The cumulative after-tax effect of correcting the balance sheet as of January 1, 2006 was $0.6 million.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS 156, Accounting for Servicing of Financial Assets an amendment of FASB Statement No. 140 (FAS 140). FAS 140 established, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. FAS 156 amends FAS 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. FAS 156 also permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. Under FAS 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. Adoption of FAS 156 is required as of the beginning of the first fiscal year beginning after September 15, 2006. Upon adoption, the Corporation will apply the requirements for recognition and initial measurement of servicing assets and servicing liabilities prospectively to all transactions. The Corporation will adopt FAS 156 for the year beginning January 1, 2007. The adoption is not expected to have a significant impact on its consolidated financial statements as the Corporation expects to continue to utilize the amortized cost method.

Accounting for Certain Hybrid Financial Instruments

In February 2006, the FASB issued FAS 155, Accounting for Certain Hybrid Financial Instruments, which amends FAS 133, Accounting for Derivative Instruments and Hedging Activities, and FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  FAS 155 requires entities to evaluate and identify whether interests in securitized financial assets are freestanding derivatives, hybrid financial instruments that contain an embedded derivative requiring bifurcation, or hybrid financial instruments that contain embedded derivatives that do not require bifurcation. FAS 155 also permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement will be effective for all financial instruments acquired or issued by the Corporation on or after January 1, 2007 and is not expected to have a material impact on the Corporation’s consolidated financial statements or liquidity.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FAS Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes.  FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is not expected to have a material impact on the Corporation’s consolidated financial statements.

3.	Mergers and Acquisitions

On May 26, 2006, the Corporation completed its acquisition of The Legacy Bank (Legacy), a commercial bank and trust company headquartered in Harrisburg, Pennsylvania, with $375.1 million in assets, including $297.0 million in loans, and $256.5 million in deposits. Consideration paid by the Corporation totaled $72.4 million comprised primarily of 2,682,053 shares of the Corporation’s common stock and $21.1 million in exchange for 3,831,505 shares of Legacy common stock. At the time of the acquisition, Legacy was merged into FNBPA. Based on the preliminary purchase price allocation, the Corporation recorded $47.0 million in goodwill and $4.3 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes. As of December 31, 2006, the purchase price is still subject to final adjustment.

On November 1, 2005, the Corporation completed the acquisition of the assets of Penn Group Insurance, Inc. (Penn Group), a full-service insurance agency based in Pittsburgh, Pennsylvania. Penn Group, an established life and employee benefits agency, became a part of the Corporation’s existing insurance agency, FNIA.

On October 7, 2005, the Corporation completed its acquisition of North East (Pink Sheets: NEBI), a bank holding company headquartered in North East, Pennsylvania with $68.0 million in assets, $49.4 million in loans and $61.2 million in deposits. The acquisition was accounted for as a purchase. Consideration paid by the Corporation totaled $15.4 million comprised of 862,611 shares of the Corporation’s common stock and $169,800 in exchange for 145,168 shares of North East common stock. North East’s banking subsidiary, The National Bank of North East, was merged into FNBPA. The Corporation recorded $10.3 million in goodwill and $0.3 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

On February 18, 2005, the Corporation completed its acquisition of NSD (Nasdaq: NSDB), a bank holding company headquartered in Pittsburgh, Pennsylvania with $503.0 million in assets, $308.9 million in loans and $378.8 million in deposits. The acquisition, which was accounted for as a purchase, was a stock transaction valued at approximately $127.5 million. The Corporation issued 5,944,343 shares of its common stock in exchange for 3,302,485 shares of NSD common stock. NSD’s banking subsidiary, NorthSide Bank, was merged into FNBPA. The Corporation recorded $97.9 million in goodwill and $8.4 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

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

On July 30, 2004, the Corporation completed the acquisition of the assets of MBJ, a full-service insurance agency based in Pittsburgh, Pennsylvania. MBJ was one of the largest independent insurance agencies in western Pennsylvania with annual revenues of $4.0 million. MBJ, which offered property and casualty, life and health, and group benefits coverage to both commercial and individual clients, became a part of the Corporation’s existing insurance agency, FNIA, doubling the size of the Corporation’s insurance business. The acquisition agreement includes an earn- out provision of up to $3.0 million based on defined revenue and profitability targets over the five-year period ending December 31, 2009.

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

4.  Balance Sheet Repositioning, Efficiency Improvement Charges and Merger Expenses

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

The Corporation also took actions in the fourth quarter of 2005 to improve the efficiency of its customer service model. The Corporation recorded an expense of $1.5 million to account for severance costs related to staff reductions implemented as a result of improvements in its customer service model. This amount also includes early retirement and supplemental retirement benefit costs for former employees as well as other miscellaneous items. In addition, the Corporation recorded $0.6 million, $1.3 million and $1.7 million in merger and integration charges in 2006, 2005 and 2004, respectively associated with the acquisitions of Legacy in 2006, North East and NSD in 2005 and Slippery Rock in 2004.

5.	Securities

The amortized cost and fair value of securities are as follows (in thousands):

Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$143,589	$—	$(148)	$143,441
Mortgage-backed securities of U.S. government agencies	27,471	9	(296)	27,184
States of the U.S. and political subdivisions	36,574	564	(110)	37,028
Corporate and other debt securities	40,790	226	(87)	40,929

Total debt securities	248,424	799	(641)	248,582
Equity securities	7,853	1,859	(15)	9,697

	$256,277	$2,658	$(656)	$258,279

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$190,413	$—	$(112)	$190,301
Mortgage-backed securities of U.S. government agencies	33,036	5	(545)	32,496
States of the U.S. and political subdivisions	5,433	11	(59)	5,385
Corporate and other debt securities	36,382	417	(58)	36,741

Total debt securities	265,264	433	(774)	264,923
Equity securities	11,898	2,419	(21)	14,296

	$277,162	$2,852	$(795)	$279,219

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$170,125	$238	$(892)	$169,471
Mortgage-backed securities of U.S. government agencies	306,639	1,116	(1,134)	306,621
States of the U.S. and political subdivisions	1,160	20	—	1,180
Corporate and other debt securities	15,154	882	—	16,036

Total debt securities	493,078	2,256	(2,026)	493,308
Equity securities	19,257	3,798	(136)	22,919

	$512,335	$6,054	$(2,162)	$516,227

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$89,378	$23	$(300)	$89,101
Mortgage-backed securities of U.S. government agencies	559,658	355	(8,930)	551,083
States of the U.S. and political subdivisions	112,226	122	(842)	111,506
Corporate and other debt securities	14,817	17	(229)	14,605

	$776,079	$517	$(10,301)	$766,295

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$105,355	$42	$(64)	$105,333
Mortgage-backed securities of U.S. government agencies	631,160	311	(12,086)	619,385
States of the U.S. and political subdivisions	124,649	101	(2,013)	122,737
Corporate and other debt securities	19,975	50	(358)	19,667

	$881,139	$504	$(14,521)	$867,122

December 31, 2004
U.S. Treasury and other U.S. government agencies and corporations	$2,926	$15	$(15)	$2,926
Mortgage-backed securities of U.S. government agencies	514,593	544	(1,213)	513,924
States of the U.S. and political subdivisions	82,502	558	(378)	82,682
Corporate and other debt securities	21,281	233	(219)	21,295

	$621,302	$1,350	$(1,825)	$620,827

During 2005, management changed its intent with respect to certain available for sale debt securities and as a result sold $559.6 million of fixed rate securities with an average yield of 4.13% and an average life of three years resulting in a realized loss of $13.3 million. These sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels. The proceeds from the sale were used to retire $89.8 million of higher rate short-term borrowings. The proceeds were also used to purchase $469.8 million of shorter maturity debt securities that have an average life of two years and a yield of 4.94%, of which $204.6 million and $265.2 million was classified as available for sale and held to maturity, respectively.

During 2004, the Corporation transferred $519.4 million of securities from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the average life of the securities transferred. At December 31, 2006 and 2005, $1.3 and $2.2 million, respectively, remained in other comprehensive income. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.

During 2005, the Corporation recognized an other-than-temporary impairment loss of $2.0 million related to an equity security. See further details in the Equity Method Investment section of the Summary of Significant Accounting Policies footnote. Management does not believe any other unrealized loss individually or in the aggregate, as of December 31, 2006, represents an other-than-temporary impairment. The unrealized losses are primarily the result of changes in interest rates and individually were less than 5% of their respective amortized cost basis.

Following are summaries of the age of unrealized losses and associated fair value (in thousands):

Securities Available For Sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2006
U.S. Treasury and other U.S. government
agencies and corporations	$88,537	$(91)	$54,904	$(57)	$143,441	$(148)
Mortgage-backed securities of U.S. government agencies	—	—	25,602	(296)	25,602	(296)
States of the U.S. and political subdivisions	12,031	(107)	1,135	(3)	13,166	(110)
Corporate and other debt securities	6,971	(57)	9,077	(30)	16,048	(87)
Equity securities	301	(9)	152	(6)	453	(15)

	$107,840	$(264)	$90,870	$(392)	$198,710	$(656)

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$153,201	$(112)	—	—	$153,201	$(112)
Mortgage-backed securities of U.S. government agencies	26,269	(413)	$5,735	$(132)	32,004	(545)
States of the U.S. and political subdivisions	4,649	(59)	—	—	4,649	(59)
Corporate and other debt securities	17,053	(58)	—	—	17,053	(58)
Equity securities	372	(21)	—	—	372	(21)

	$201,544	$(663)	$5,735	$(132)	$207,279	$(795)

Securities Held To Maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$87,591	$(279)	$979	$(21)	$88,570	$(300)
Mortgage-backed securities of U.S. government agencies	67,397	(122)	410,078	(8,808)	477,475	(8,930)
States of the U.S. and political subdivisions	2,611	(8)	80,232	(834)	82,843	(842)
Corporate and other debt securities	3,683	(4)	8,614	(225)	12,297	(229)

	$161,282	$(413)	$499,903	$(9,888)	$661,185	$(10,301)

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$72,707	$(24)	$1,666	$(40)	$74,373	$(64)
Mortgage-backed securities of U.S. government agencies	441,423	(9,194)	86,834	(2,892)	528,257	(12,086)
States of the U.S. and political subdivisions	82,489	(1,411)	20,726	(602)	103,215	(2,013)
Corporate and other debt securities	13,563	(270)	3,508	(88)	17,071	(358)

	$610,182	$(10,899)	$112,734	$(3,622)	$722,916	$(14,521)

Securities with unrealized losses for less than 12 months include 13 investments in U.S. government agency securities, 7 investments in mortgage-backed securities of U.S. government agencies, 19 investments in states of the U.S. and political subdivision securities, 6 investments in corporate and other debt securities and 4 investments in equity securities. Securities with unrealized losses of greater than 12 months include 5 investments in U.S. government agency securities, 79 investments in mortgage-backed securities of U.S. government agencies, 101 investments in states of the U.S. and political subdivision securities, 11 investments in corporate and other debt securities and 1 investment in an equity security. The Corporation has concluded that it has both the intent and ability to hold these securities for a time necessary to recover the amortized cost or until maturity.

At December 31, 2006, 2005 and 2004, securities with a carrying value of $518.7 million, $453.5 million and $499.1 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $324.5 million, $305.0 million and $283.7 million at December 31, 2006, 2005 and 2004, respectively, were pledged as collateral for short-term borrowings.

As of December 31, 2006, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$131,594	$131,465	$85,847	$85,581
Due from one to five years	12,445	12,434	40,198	39,912
Due from five to ten years	8,266	8,453	63,460	62,936
Due after ten years	68,648	69,046	26,916	26,783

	220,953	221,398	216,421	215,212
Mortgage-backed securities of U.S. government agencies	27,471	27,184	559,658	551,083
Equity securities	7,853	9,697	—	—

	$256,277	$258,279	$776,079	$766,295

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

Proceeds from sales of securities available for sale for the years ended December 31, 2006, 2005 and 2004 were $27.1 million, $649.1 million and $96.0 million, respectively. Gross gains and gross losses were realized on those sales as follows (in thousands):

Year Ended December 31	2006	2005	2004

Gross gains	$1,802	$1,704	$1,632
Gross losses	—	(13,407)	(1,025)

	$1,802	$(11,703)	$607

6.	Loans

Following is a summary of loans, net of unearned income (in thousands):

December 31	2006	2005

Commercial	$2,111,752	$1,613,960
Direct installment	926,766	890,288
Consumer lines of credit	254,054	262,969
Residential mortgages	490,215	485,542
Indirect installment	461,214	493,740
Lease financing	638	1,685
Other	8,505	863

	$4,253,144	$3,749,047

The above loan totals include unearned income of $26.7 million and $27.6 million at December 31, 2006 and 2005, respectively.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee. The Corporation also operates commercial loan production offices in Florida and a mortgage loan production office in Tennessee.

The majority of the Corporation’s loan portfolio consists of commercial real estate loans as well as commercial and industrial loans. As of December 31, 2006 and 2005, commercial real estate loans were $1.3 billion and $1.1 billion, respectively, or 29.9% and 28.4% of total loans. As of December 31, 2006 and 2005, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

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

Total loans at January 1, 2006	$44,137
New loans	24,072
Repayments	(26,520)
Other	(1,143)

Total loans at December 31, 2006	$40,546

Other represents the net change in loan balances resulting from changes in related parties during the year.

Approximately $20.7 million of loans acquired in the acquisitions in 2005 and 2006, including $9.8 million related to Legacy, had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments receivable would not be collected on these loans. These loans were recorded at their fair value of $7.5 million with no associated allowance for loan losses in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.

7.	Non-Performing Assets

Following is a summary of non-performing assets (in thousands):

December 31	2006	2005

Non-accrual loans	$24,636	$28,100
Restructured loans	3,492	5,032

Total non-performing loans	28,128	33,132
Other real estate owned	5,948	6,337

Total non-performing assets	$34,076	$39,469

For the years ended December 31, 2006, 2005 and 2004, income that would have been recognized on non-performing loans if they were paid in accordance with their original terms was $2.0 million, $3.2 million and $2.1 million, respectively. Interest recorded on non-performing loans was $0.5 million, $0.5 million and $0.7 million for 2006, 2005 and 2004, respectively. Loans past due 90 days or more and still accruing (see the Loans and the Allowance for Loan Losses section of the Summary of Significant Accounting Policies footnote) were $5.5 million, $5.8 million and $5.1 million at December 31, 2006, 2005 and 2004, respectively.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days or more depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

Following is a summary of information pertaining to loans considered to be impaired (in thousands):

At or for the Year Ended December 31	2006	2005	2004

Impaired loans with an allocated allowance	$7,732	$6,826	$6,709
Impaired loans without an allocated allowance	8,736	9,208	7,017

Total impaired loans	$16,468	$16,034	$13,726

Allocated allowance on impaired loans	$3,217	$3,639	$3,711

Average impaired loans	$16,251	$14,880	$13,428

Income recognized on impaired loans	$60	$69	$93

The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.

8.	Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses (in thousands):

Year Ended December 31	2006	2005	2004

Balance at beginning of year	$50,707	$50,467	$46,139
Additions from acquisitions	3,035	4,996	4,354
Reductions due to branch sales	—	(59)	(54)
Charge-offs	(14,680)	(19,707)	(18,796)
Recoveries	3,101	2,834	2,544

Net charge-offs	(11,579)	(16,873)	(16,252)
Provision for loan losses	10,412	12,176	16,280

Balance at end of year	$52,575	$50,707	$50,467

The additions from acquisitions relate to the acquisitions of Legacy in 2006, NSD and North East in 2005 and Slippery Rock in 2004.

Net charge-offs and the provision for loan losses decreased during 2006 due to improving trends in the commercial and consumer loan portfolios, which continued to produce lower levels of losses.

Net charge-offs increased slightly during 2005 primarily due to the charge-off of a $1.5 million loan that was on non-accrual and was previously fully reserved. The provision for loan losses for the year decreased approximately $4.1 million primarily as a result of improved credit quality in the consumer portfolio, particularly the indirect portfolio.

9.	Premises and Equipment

Following is a summary of premises and equipment (in thousands):

December 31	2006	2005

Land	$15,278	$15,050
Premises	100,269	97,196
Equipment	95,206	91,388

	210,753	203,634
Accumulated depreciation	(124,221)	(116,621)

	$86,532	$87,013

Depreciation and amortization expense of premises and equipment was $9.8 million for 2006, $9.5 million for 2005 and $9.7 million for 2004.

The Corporation has operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with FAS 13 taking into consideration escalation clauses. Rental expense was $5.8 million for 2006, $5.4 million for 2005 and $4.6 million for 2004.

Total minimum rental commitments under such leases were $29.5 million at December 31, 2006. Following is a summary of future minimum lease payments for years following December 31, 2006 (in thousands):

2007	$3,974
2008	3,369
2009	2,663
2010	1,863
2011	1,468
Later years	16,140

10.	Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business (in thousands):

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Total

Balance at January 1, 2005	$75,150	$—	$7,585	$1,809	$84,544
Goodwill additions	111,674	—	136	—	111,810

Balance at December 31, 2005	186,824	—	7,721	1,809	196,354
Goodwill additions	45,127	984	14	—	46,125

Balance at December 31, 2006	$231,951	$984	$7,735	$1,809	$242,479

The Corporation recorded goodwill during 2006 primarily as a result of the acquisition of Legacy and during 2005 as a result of the acquisitions of NSD, North East and Penn Group and final purchase accounting adjustments for Slippery Rock.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets (in thousands):

				Total
		Customer	Other	Finite-
	Core Deposit	and Renewal	Intangible	lived
	Intangibles	Lists	Assets	Intangibles

Gross carrying amount	$38,706	$5,270	$904	$44,880
Accumulated amortization	(19,167)	(1,388)	(467)	(21,022)

Net December 31, 2006	$19,539	$3,882	$437	$23,858

Gross carrying amount	$34,395	$4,965	$914	$40,274
Accumulated amortization	(15,645)	(931)	(297)	(16,873)

Net December 31, 2005	$18,750	$4,034	$617	$23,401

The Corporation recorded $4.3 million in core deposit intangibles and $0.3 million in customer and renewal list intangibles during 2006 as a result of the acquisition of Legacy. During 2005, the Corporation recorded $8.4 million and $0.3 million in core deposit intangibles during 2005 as a result of the acquisitions of NSD and North East, respectively.

Core deposit intangibles are being amortized primarily over 10 years using straight-line and accelerated methods. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.

Amortization expense on finite-lived intangible assets totaled $4.1 million, $3.7 million and $2.4 million for 2006, 2005 and 2004, respectively. Amortization expense on finite-lived intangible assets, assuming no new additions, is expected to total $4.4 million, $4.0 million, $2.9 million, $2.6 million and $2.5 million for the years 2007 through 2011, respectively.

Goodwill and other intangible assets are reviewed annually for impairment, more frequently if impairment indicators exist. The Corporation completed this review in 2006 and 2005 and determined that its intangible assets are not impaired.

11.	Deposits

Following is a summary of deposits (in thousands):

December 31	2006	2005

Non-interest bearing demand	$654,617	$688,391
Savings and NOW	1,944,707	1,675,395
Certificates and other time deposits	1,773,518	1,648,157

	$4,372,842	$4,011,943

Time deposits of $100,000 or more were $454.7 million and $409.9 million at December 31, 2006 and 2005, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2006 (in thousands):

	Certificates of	Other Time
	Deposit	Deposits	Total

Three months or less	$104,831	$1,903	$106,734
Three to six months	83,751	5,666	89,417
Six to twelve months	121,504	8,905	130,409
Over twelve months	84,455	43,687	128,142

	$394,541	$60,161	$454,702

Following is a summary of the scheduled maturities of certificates and other time deposits for each of the five years following December 31, 2006 (in thousands):

2007	$1,304,528
2008	203,698
2009	47,055
2010	86,421
2011	115,619
Later years	16,197

12.	Short-Term Borrowings

Following is a summary of short-term borrowings (in thousands):

December 31	2006	2005

Securities sold under repurchase agreements	$252,064	$182,517
Federal funds purchased	—	30,000
Federal Home Loan Bank advances	—	40,000
Subordinated notes	108,118	125,673
Other short-term borrowings	3,728	788

	$363,910	$378,978

Credit facilities amounting to $90.0 million at December 31, 2006 were maintained with various banks at rates that are at or below prime rate. The facilities and their terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. As of December 31, 2006, the Corporation had $3.0 million borrowed on these credit facilities. No credit facilities were used at December 31, 2005. The weighted average interest rates on short-term borrowings were 4.35% in 2006 and 3.23% in 2005. The weighted average interest rates on short-term borrowings at December 31, 2006 and 2005 were 4.72% and 3.75%, respectively.

13.	Long-Term Debt

Following is a summary of long-term debt (in thousands):

December 31	2006	2005

Federal Home Loan Bank advances	$469,064	$499,963
Subordinated notes	49,808	33,437
Convertible subordinated notes	705	—
Other long-term debt	313	303

	$519,890	$533,703

The Corporation’s banking affiliate has available credit with the FHLB of $1.9 billion, of which $469.1 million was used as of December 31, 2006. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2017. Interest rates paid on these advances range from 2.91% to 5.75% in 2006 and 2.10% to 6.93% in 2005.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes are scheduled to mature in various amounts periodically through the year 2016. At December 31, 2006, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three months of interest. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 3.92% at December 31, 2006 and 3.73% at December 31, 2005.

The Corporation assumed 5% convertible subordinated notes in conjunction with the Legacy acquisition. The subordinated notes mature in 2018 and are convertible into shares of the Corporation’s common stock at any time prior to maturity at $12.50 per share. As of December 31, 2006, the Corporation has reserved 56,400 shares of common stock for issuance in the event the convertible subordinated notes are converted.

Scheduled annual maturities for all of the long-term debt for each of the five years following December 31, 2006 are as follows (in thousands):

2007	$242,083
2008	89,175
2009	24,349
2010	75,600
2011	37,106
Later years	51,577

14.	Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts

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

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the FRB guidelines. The Corporation has entered into agreements which, taken collectively, fully and unconditionally guarantee the trust preferred securities subject to the terms of each of the guarantees.

The trust preferred securities of Statutory Trust I bear interest at a floating rate per annum equal to the three-month LIBOR plus 325 basis points. The interest rate in effect at December 31, 2006 was 8.62%. The subordinated debt of $128.9 million issued to Statutory Trust I is first redeemable, in whole or in part, by the Corporation on or after March 31, 2008 and matures on March 31, 2033.

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

15.	Interest Rate Swap

In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it pays a fixed rate of interest and receives a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of subordinated debt. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under Derivative Implementation Group Issue No. G7 using the hypothetical derivative method. At December 31, 2006, the swap had a fair value of $1.5 million which has been recorded in other assets, and other comprehensive income, net of tax.

16.  Commitments, Credit Risk and Contingencies

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

Following is a summary of off-balance sheet credit risk information (in thousands):

December 31	2006	2005

Commitments to extend credit	$879,707	$729,892
Standby letters of credit	91,685	61,659

At December 31, 2006, funding of approximately 80.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

The Corporation and its subsidiaries are involved in a number of legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or engaged in other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the loss can be reasonably estimated.

Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, could be material to the Corporation’s consolidated results of operations for a particular period.

17.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

Year Ended December 31	2006	2005	2004

Net income	$67,649	$55,258	$61,795
Other comprehensive loss:
Unrealized losses on securities:
Arising during the period, net of tax expense (benefit) of $161, $(7,430) and $1,592	298	(13,798)	(2,957)
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $631, $(6,114) and $212	(1,171)	11,354	(395)
Unrealized gains on swap, net of tax expense of $1 and $523	1	972	—
Minimum benefit plan liability adjustment, net of tax expense (benefit) of $234, $56 and $(20)	434	104	(36)

Other comprehensive loss	(438)	(1,368)	(3,388)

Comprehensive income	$67,211	$53,890	$58,407

The pre-tax amount of the reclassification adjustment for losses included in net income differs from the amount shown in the consolidated statement of income because it does not include gains or losses realized on securities that were purchased and then sold during 2005.

The accumulated balances related to each component of other comprehensive income are as follows (in thousands):

December 31	2006	2005	2004

Net unrealized gains on securities	$2,623	$3,496	$5,940
Unrealized gain on swap	973	972	—
Minimum pension liability adjustment	—	(871)	(975)
Net unrecognized pension and postretirement obligations	(5,142)	—	—

Accumulated other comprehensive income	$(1,546)	$3,597	$4,965

18.	Stock Incentive Plans

On January 1, 2006, the Corporation adopted FAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors.

The Corporation adopted FAS 123R using the modified prospective transition method. The consolidated financial statements for 2006 reflect the impact of FAS 123R. In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R. Share-based compensation expense recognized under FAS 123R related to restricted stock awards was $1.2 million for the year ended December 31, 2006, the tax benefit of which was $0.4 million.

Prior to the adoption of FAS 123R, the Corporation accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under FAS 123, Accounting for Stock-Based Compensation. Share-based compensation expense of $1.6 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively, were related to restricted stock awards that the Corporation had been recognizing in its consolidated statement of income in accordance with the provisions set forth above. The associated tax benefit on the awards was $0.6 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively. Because the exercise price of the Corporation’s stock options granted to employees and directors equaled the market price of the underlying stock at the grant date, under the intrinsic value method, no share-based compensation expense was recognized in the Corporation’s consolidated statement of income.

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

As of December 31, 2006, there was $2.8 million of unrecognized compensation cost related to unvested restricted stock awards granted including $1.2 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. This unrecognized compensation expense is expected to be recognized over a weighted-average period of 2.1 years.

FAS 123R amends FAS 95, Statement of Cash Flows, and requires tax benefits related to stock-based compensation deductions be presented in the consolidated statement of cash flows as a financing activity.

In November 2005, the FASB issued FASB Staff Position (FSP) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R which the Corporation elected to utilize.

The following table shows proceeds from stock options exercised, related tax benefits realized from restricted stock vesting and stock option exercises and the intrinsic value of the stock options exercised (in thousands):

Year Ended December 31	2006	2005	2004

Proceeds from stock options exercised	$4,403	$5,559	$4,809
Tax benefit recognized from stock options exercised	610	1,781	1,821
Tax benefit recognized from restricted stock vesting	13	—	—
Intrinsic value of stock options exercised	1,743	5,089	5,203
Fair value of restricted stock vested	188	449	193

Restricted Stock

The Corporation issued 2,350, 203,820 and 95,285 restricted shares of common stock with weighted average grant date fair values of $40,000, $3.8 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, to key employees of the Corporation under its 2001 Incentive Plan. The grant date fair value of the restricted shares is equal to the price of the Corporation’s common stock on the grant date. The Corporation has available up to 2,582,472 shares to issue under its 2001 Incentive Plan.

Under this plan, half of the shares awarded to management are earned if the Corporation meets or exceeds certain financial performance results when compared to peers. The remaining service-based portion of the shares are expensed ratably over a three year restricted period while performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of a four year restricted period. The Corporation also issues discretionary service-based awards to employees that vest twenty percent each year over five years. All of these awards are subject to certain accelerated vesting provisions if there is a change of control as defined in the plan. The unvested shares of restricted stock are eligible to receive cash dividends which are used to purchase additional shares of stock. The additional shares of stock are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met.

The unamortized expense relating to all restricted stock awards, totaling $4.2 million at December 31, 2005, was reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. Upon the adoption of FAS 123R in January 2006, unamortized compensation expense was reclassified to additional paid-in capital.

The following table summarizes certain information concerning restricted stock awards:

		Weighted		Weighted
		Average		Average
		Grant		Grant
	2006	Price	2005	Price

Unvested shares outstanding at beginning of year	296,457	$18.52	117,667	$17.86
Granted	2,350	17.07	203,965	18.61
Vested	(10,996)	15.34	(24,686)	16.02
Forfeited	(1,755)	18.10	(10,311)	18.81
Dividend reinvestment	16,208	16.91	9,822	18.59

Unvested shares outstanding at end of year	302,264	18.54	296,457	18.52

As of December 31, 2006, there were 167,306 unvested service-based shares outstanding with unrecognized compensation expense of $1.1 million, an intrinsic value of $3.1 million and a weighted average remaining life of 2.1 years. As of December 31, 2006, there were also 134,958 unvested performance-based shares outstanding with unrecognized compensation expense of $1.7 million, an intrinsic value of $2.5 million and a weighted average remaining life of 2.1 years.

Stock Options

The Corporation also has available up to 488,944 shares to issue under its non-qualified stock option plans to key employees and directors of the Corporation. Options have been granted at a price equal to the fair market value at the date of the grant and are primarily exercisable within ten years from the date of the grant. Because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized in 2005 in accordance with APB Opinion No. 25. In the fourth quarter of 2005, the Corporation accelerated the vesting of approximately 186,000 shares of remaining unvested stock options in order to reduce future compensation expense. No shares were issued under these plans during 2006, 2005 or 2004. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 429,569, 515,202 and 448,802 for 2006, 2005 and 2004, respectively.

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

Upon consummation of the Legacy, Slippery Rock and NSD acquisitions, all outstanding options issued by Legacy, Slippery Rock and NSD were converted into equivalent F.N.B. Corporation options.

The following table summarizes certain information concerning stock option awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Price per		Price per		Price per
	2006	Share	2005	Share	2004	Share

Options outstanding at beginning of year	1,622,864	$11.54	2,108,333	$11.35	1,879,329	$20.75
Adjustment related to spin-off	—	—	—	—	473,144	(9.64)
Assumed in acquisitions	224,351	11.63	149,009	10.84	204,669	11.59
Exercised during the year	(396,990)	11.04	(628,432)	10.83	(448,809)	10.19
Forfeited during the year	—	—	(6,046)	13.04	—	—

Options outstanding at end of year	1,450,225	11.69	1,622,864	11.54	2,108,333	11.35

Options exercisable at end of year	1,450,225		1,622,864		1,687,152

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding and Exercisable
		Weighted Average	Weighted
Range of Exercise	Options	Remaining	Average
Prices	Outstanding	Contractual Years	Exercise Price

$ 2.68 – $ 4.02	25,168	6.20	$2.68
4.03 – 6.05	—	—	—
6.06 – 9.09	41,086	3.18	8.93
9.10 – 13.65	1,054,809	3.87	11.35
13.66 – 15.43	329,162	4.32	13.81

	1,450,225

The intrinsic value of outstanding and exercisable stock options at December 31, 2006 was $9.2 million.

Warrants

The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with the Legacy acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of December 31, 2006, warrants to purchase 74,709 shares of common stock remain outstanding.

Pro Forma Stock-Based Payments Prior to the Adoption of FAS 123R

Prior to the adoption of FAS 123R by the Corporation on January 1, 2006, the Corporation provided disclosures required under FAS 123. Stock-based compensation expense recognized under FAS 123R has not been reflected in the statement of income for the years ended December 31, 2005 and 2004 for employee stock options as the options were granted with an exercise price equal to the market price of the underlying common stock on the grant date. The following table shows pro forma net income and earnings per share assuming the stock-based compensation expense had been recognized in the consolidated statement of income (dollars in thousands, except per share data):

Year Ended December 31	2005	2004

Net income	$55,258	$61,795
Stock-based employee compensation cost included in net income, net of tax	1,010	517
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(1,602)	(1,496)

Pro forma net income	$54,666	$60,816

Basic Earnings per Common Share:
As reported	$.99	$1.31

Pro forma	$.98	$1.29

Diluted Earnings per Common Share:
As reported	$.98	$1.29

Pro forma	$.97	$1.27

The fair value of stock options outstanding was determined at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31	2005	2004

Risk-free interest rate	4.27%	4.77%
Dividend yield	2.88%	2.98%
Expected stock price volatility	.20%	.22%
Expected life (years)	5.00	5.00
Fair value of options granted	$4.55	$4.80

The option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in these subjective input assumptions can materially affect the fair value estimate.

19.	Retirement Plans

The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees. The RIP covers employees who satisfy minimum age and length of service requirements. At the end of the second quarter of 2006, the Corporation amended the RIP such that effective January 1, 2007, benefits will be earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. The RIP’s funding policy has been to make annual contributions to the RIP each year equal to the maximum tax deductible amount. The Corporation made contributions of $5.8 million and $4.0 million to the RIP during 2006 and 2005, respectively. Based on the funded status of the plan and the 2006 plan amendment, the Corporation does not expect to make contributions to the RIP in 2007.

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

The Corporation acquired a qualified noncontributory defined benefit pension plan (the SR Plan) from the Slippery Rock acquisition. The SR Plan covers substantially all former Slippery Rock employees who satisfy minimum age and length of service requirements. Benefits of the SR Plan are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. Benefits under the SR Plan were frozen as of December 31, 2004. Effective January 1, 2005, active participants in the SR Plan began earning benefits under the RIP. The SR Plan was terminated and all obligations settled as of December 31, 2006.

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the asset included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans) (in thousands):

December 31	2006	2005

Accumulated benefit obligation	$102,067	$101,894

December 31	2006	2005

Projected benefit obligation at beginning of year	$117,652	$110,734
Service cost	4,302	4,360
Interest cost	6,412	6,446
Plan amendments	(14,545)	(6)
Actuarial (gain) loss and changes in assumptions	(4,562)	3,007
Settlement of SR Plan	(1,448)	—
Benefits paid	(4,569)	(6,889)

Projected benefit obligation at end of year	$103,242	$117,652

December 31	2006	2005

Fair value of plan assets at beginning of year	$97,591	$95,496
Actual return on plan assets	9,884	1,870
Corporation contribution	7,288	6,866
Settlement of SR Plan	(1,448)	—
Trustee adjustment	—	248
Benefits paid	(4,569)	(6,889)

Fair value of plan assets at end of year	$108,746	$97,591

December 31	2006	2005

Funded status of plan	$5,505	$(20,061)
Unrecognized actuarial loss	24,184	31,910
Unrecognized prior service credit	(14,079)	(76)
Unrecognized net transition asset	(671)	(763)

Prepaid pension cost	$14,939	$11,010

December 31	2006	2005

Prepaid pension cost	$29,164	$25,305
Accrued pension cost	(14,225)	(14,295)
Additional minimum liability	(1,720)	(2,111)
Accumulated other comprehensive income	672	1,339
Intangible asset	1,048	772

Net amount recognized on balance sheet prior to the adoption of FAS 158	14,939	$11,010

Upon adoption of FAS 158 the following amounts were recognized:
Net actuarial loss	(24,184)
Prior service credit	14,079
Net transition asset	671

Net amount recognized on balance sheet upon adoption of FAS 158	$5,505

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining service period, which may reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2006	2005

Weighted average discount rate	5.90%	5.70%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2006 and 2005 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest yields and the 10% of the bonds with the lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost for the Plans included the following components (in thousands):

Year Ended December 31	2006	2005	2004

Service cost	$4,302	$4,360	$3,721
Interest cost	6,412	6,446	6,072
Expected return on plan assets	(7,993)	(7,617)	(6,715)
Settlement (credit) charge	(15)	275	—
Transition amount amortization	(93)	(93)	(93)
Prior service (credit) cost amortization	(542)	73	119
Actuarial loss amortization	1,288	1,078	891

Net periodic pension cost	$3,359	$4,522	$3,995

The net periodic pension cost decreased for 2006 compared to 2005 and 2004 primarily due to the amortization of the unrecognized service credit resulting from the RIP amendment in 2006.

The plans have an actuarial measurement date of January 1. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2006	2005	2004

Weighted average discount rate	5.70%	5.75%	6.00%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $3.4 million and $4.2 million for 2006 and 2005, respectively, and employer contributions to the qualified pension plans of $6.1 million and $4.2 million for 2006 and 2005, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1.2 million and $2.7 million for 2006 and 2005, respectively. Based on the funded status of the RIP and the 2006 plan amendment, the Corporation does not expect to make any contributions to the RIP in 2007. In 2007, the Corporation expects to contribute $0.8 million to the non-qualified pension plan to cover benefit payments for the year.

As of December 31, 2006 and 2005, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows (in thousands):

			Non-Qualified
	Qualified Pension Plans		Pension Plans
December 31	2006	2005	2006	2005

Projected benefit obligation	$86,122	$100,718	$17,120	$16,934
Accumulated benefit obligation	86,122	85,764	15,945	16,130
Fair value of plan assets	108,746	97,591	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2006 pension expense (in thousands):

Estimated
Increase in
Pension
Expense

0.5% decrease in the discount rate	$800
0.5% decrease in the expected long-term rate of return on plan assets	500

The following table provides the estimated components of net periodic pension costs for 2007 (in thousands):

Service cost	$3,394
Interest cost	6,175
Expected return on plan assets	(8,570)
Transition amount amortization	(93)
Prior service credit amortization	(1,089)
Actuarial loss amortization	861

Net periodic pension cost	$678

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2006 (in thousands):

Expected employer contributions:	2007	$791

Expected benefit payments:	2007	4,188
	2008	4,540
	2009	4,871
	2010	5,226
	2011	5,673
	2012 – 2016	34,015

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. The Corporation’s matching contribution expense was $1.5 million in 2006, $1.4 million in 2005 and $1.2 million in 2004.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Pension Plan Investment Policy and Strategy

The Corporation’s investment strategy is to diversify plan assets between a wide mix of securities within the equity and debt markets in an effort to allow the account the opportunity to meet the expected long-term rate of return requirements while minimizing short-term volatility. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, real estate investment trusts, emerging market and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. treasury, U.S. agency, domestic investment grade bonds, high yield bonds, inflation protected securities and international bonds.

Following are asset allocations for the Corporation’s pension plans as of December 31, 2006 and 2005, and the target allocation for 2007, by asset category:

	Target
	Allocation	Percentage of Plan Assets
December 31	2007	2006	2005

Asset Category
Equity securities	45 – 65%	54%	52%
Debt securities	35 – 55%	40%	40%
Cash equivalents	0 – 10%	6%	8%

At December 31, 2006, equity securities included 278,128 shares of the Corporation’s common stock, of which 50,000 shares were acquired during 2006, totaling $5.1 million (4.67% of total plan assets), while at December 31, 2005, equity securities included 228,128 shares, of which 12,500 shares were acquired during 2005, totaling $4.0 million (4.1% of plan assets). Dividends received on these shares totaled $0.2 million for both 2006 and 2005.

20.	Other Postretirement Benefit Plans

The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees of certain affiliates between the ages of 62 and 65. At the end of the second quarter of 2006, the Corporation amended the plan such that only employees who are age 60 or older as of January 1, 2007 will be eligible for coverage. The postretirement plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $2.7 million, which is being amortized over the remaining service period of eligible employees of 1.3 years. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide service for such benefits. The Corporation reserves the right to terminate the plan or make plan changes at any time.

The following tables provide information relating to the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet (in thousands):

December 31	2006	2005

Benefit obligation at beginning of year	$5,802	$5,387
Service cost	218	347
Interest cost	248	317
Plan participants’ contributions	81	101
Actuarial gain and changes in assumptions	(169)	(37)
Benefits paid	(480)	(530)
Plan amendments	(3,327)	—
Adjustment for acquisition	—	217

Benefit obligation at end of year	$2,373	$5,802

December 31	2006	2005

Fair value of plan assets at beginning of year	$—	$—
Corporation contribution	388	429
Plan participants’ contributions	92	101
Benefits paid	(480)	(530)

Fair value of plan assets at end of year	$—	$—

December 31	2006	2005

Funded status of plan	$(2,373)	$(5,802)
Unrecognized actuarial loss	160	340
Unrecognized prior service (credit) cost	(1,682)	370
Unrecognized net transition obligation	—	232

Accrued postretirement benefit cost prior to the adoption of FAS 158	(3,895)	$(4,860)

Upon adoption of FAS 158 the following amounts were recognized:
Net actuarial loss	1,682
Prior service credit	(160)

Accrued postretirement benefit cost upon adoption of FAS 158	$(2,373)

Net periodic postretirement benefit (income) cost included the following components (in thousands):

Year Ended December 31	2006	2005	2004

Service cost	$218	$347	$312
Interest cost	248	317	307
Prior service (credit) cost amortization	(1,042)	64	66

Net periodic postretirement benefit (income) cost	$(576)	$728	$685

The net periodic postretirement benefit cost decreased for 2006 compared to 2005 and 2004 primarily due to the amortization of the unrecognized prior service credit resulting from the plan amendment in 2006.

Actuarial assumptions used in the determination of the benefit obligation in the Plan are as follows:

Assumptions at December 31	2006	2005

Discount rate	5.90%	5.70%
Assumed healthcare cost trend:
Initial trend	9.00%	10.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2011	2011

The discount rate assumption at December 31, 2006 was determined using the same yield-curve based approach as previously described in the Retirement Plans footnote.

Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2006	2005	2004

Weighted average discount rate	5.70%	5.75%	6.00%
Assumed healthcare cost trend:
Initial trend	10.00%	9.00%	10.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2011	2011	2009

A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2006 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2006 (in thousands):

	1% Increase	1% Decrease

Effect on service and interest components of net periodic cost	$52	$(45)
Effect on accumulated postretirement benefit obligation	96	(89)

The following table provides the estimated components of net periodic postretirement benefit income for 2007 (in thousands):

Service cost	$54
Interest cost	133
Prior service credit amortization	(1,683)

Net periodic postretirement benefit income	$(1,496)

The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan at December 31, 2006 (in thousands):

Expected employer contributions:	2007	$421

Expected benefit payments:	2007	421
	2008	454
	2009	516
	2010	601
	2011	675
	2012 – 2016	3,492

The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general plan assets.

21.	Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following (in thousands):

Year Ended December 31	2006	2005	2004

Current income taxes:
Federal taxes	$23,039	$18,055	$24,596
State taxes	259	39	124

	23,298	18,094	24,720
Deferred income taxes:
Federal taxes	6,313	3,751	2,632
State taxes	(74)	2	185

	$29,537	$21,847	$27,537

Income tax expense (benefit) related to gains (losses) on the sale of securities was $0.6 million, $(4.1) million and $0.2 million for 2006, 2005 and 2004, respectively.

The effective tax rate was lower than the 35.0% federal statutory tax rate for all years due primarily to the tax benefits resulting from tax-exempt instruments and excludable dividend income. In 2005, the Corporation also experienced a reduction in its effective tax rate resulting from the successful resolution of an uncertain tax position.

The following table provides a reconciliation between the federal statutory tax rate and the actual effective tax rate:

Year Ended December 31	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(3.8)	(4.4)	(3.3)
Tax credits and settlements	(1.0)	(2.4)	(0.9)
Other items	0.2	0.1	—

Actual effective tax rate	30.4%	28.3%	30.8%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

December 31	2006	2005

Deferred tax assets:
Allowance for loan losses	$21,525	$20,606
State net operating loss carryforwards	8,514	7,846
Federal net operating loss carryforward	1,244	—
Deferred compensation	2,938	2,806
Depreciation	623	2,891
Other	1,667	1,473

Total	36,511	35,622
Valuation allowance	(10,316)	(9,275)

Total deferred tax assets	26,195	26,347

Deferred tax liabilities:
Loan fees	(1,553)	(1,192)
Deferred benefits	—	(1,044)
Net unrealized securities gains	(1,944)	(1,882)
Intangibles	(6,277)	(5,606)
Prepaid expenses	(521)	(769)
Other	(804)	(1,397)

Total deferred tax liabilities	(11,099)	(11,890)

Net deferred tax assets	$15,096	$14,457

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2006, the Corporation had unused state net operating loss carryforwards expiring from 2007 to 2026. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

22.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

Year Ended December 31	2006	2005	2004

Net income — basic earnings per share	$67,649	$55,258	$61,795
Interest expense on convertible debt	20	—	—

Net income after assumed conversion — diluted earnings per share	$67,669	$55,258	$61,795

Basic weighted average common shares outstanding	58,852,623	55,776,291	47,180,471
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	524,025	801,752	831,868

Diluted weighted average common shares outstanding	59,376,648	56,578,043	48,012,339

Basic earnings per share	$1.15	$.99	$1.31

Diluted earnings per share	$1.14	$.98	$1.29

23.	Regulatory Matters

The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Management believes, as of December 31, 2006 and 2005, that the Corporation and FNBPA meet all capital adequacy requirements to which they are subject and is not aware of any conditions or events that would change the regulatory ratings of the Corporation or FNBPA.

As of December 31, 2006 and 2005, the Corporation and FNBPA satisfy the requirements to be considered “well-capitalized” under the regulatory framework for prompt corrective action.

Following are the capital ratios as of December 31, 2006 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets):
F.N.B. Corporation	$483,145	11.4%	$425,623	10.0%	$340,498	8.0%
FNBPA	448,447	10.9	410,934	10.0	328,748	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	420,230	9.9	255,374	6.0	170,249	4.0
FNBPA	402,361	9.8	246,561	6.0	164,374	4.0
Leverage Ratio:
F.N.B. Corporation	420,230	7.3	288,702	5.0	230,961	4.0
FNBPA	402,361	7.2	280,851	5.0	224,681	4.0

FNBPA was required to maintain aggregate cash reserves with the Federal Reserve Bank amounting to $30.3 million at December 31, 2006. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2006, the Corporation’s subsidiaries had $43.8 million of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $46.0 million at December 31, 2006.

24.	Business Segments

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals with approximately 15.7% of its volume being derived from the purchase of installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

The following tables provide financial information for these segments of the Corporation (in thousands). The information provided under the caption “Other” includes the Corporation, other non-bank subsidiaries and eliminations, which are necessary for purposes of reconciling to the consolidated amounts.

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated

At or for the Year Ended December 31, 2006
Interest income	$314,075	$150	$563	$30,785	$(3,151)	$342,422
Interest expense	139,337	9	—	5,805	8,434	153,585
Provision for loan losses	4,884	—	—	5,528	—	10,412
Non-interest income	57,828	13,632	12,185	2,085	(6,455)	79,275
Non-interest expense	122,778	9,993	10,278	14,778	(1,461)	156,366
Intangible amortization	3,687	16	445	—	—	4,148
Income tax expense (benefit)	30,254	1,348	744	2,501	(5,310)	29,537
Net income (loss)	70,963	2,416	1,281	4,258	(11,269)	67,649
Total assets	5,839,636	6,650	25,400	151,981	(16,075)	6,007,592
Total intangibles	251,928	1,277	11,324	1,809	—	266,338

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated

At or for the Year Ended December 31, 2005
Interest income	$266,153	$125	$445	$30,972	$(2,215)	$295,480
Interest expense	96,105	9	—	5,136	7,530	108,780
Provision for loan losses	4,940	—	—	7,236	—	12,176
Non-interest income	40,229	12,559	11,187	2,196	(8,364)	57,807
Non-interest expense	119,754	9,111	10,030	14,071	(1,483)	151,483
Intangible amortization	3,301	—	442	—	—	3,743
Income tax expense (benefit)	22,832	1,297	482	2,346	(5,110)	21,847
Net income (loss)	59,450	2,267	678	4,379	(11,516)	55,258
Total assets	5,402,602	5,363	28,924	147,657	5,780	5,590,326
Total intangibles	206,191	—	11,755	1,809	—	219,755

		Wealth
	Community	Manage-		Consumer
	Banking	ment	Insurance	Finance	Other	Consolidated

At or for the Year Ended December 31, 2004
Interest income	$224,276	$27	$362	$31,133	$(2,230)	$253,568
Interest expense	72,822	9	—	5,087	6,472	84,390
Provision for loan losses	9,247	—	—	7,033	—	16,280
Non-interest income	53,948	12,592	9,395	1,989	(598)	77,326
Non-interest expense	107,258	9,605	8,288	14,591	(1,265)	138,477
Intangible amortization	2,163	2	250	—	—	2,415
Income tax expense (benefit)	26,903	1,158	508	2,258	(3,290)	27,537
Net income (loss)	59,831	1,845	711	4,153	(4,745)	61,795
Total assets	4,850,203	5,613	29,398	150,380	(8,585)	5,027,009
Total intangibles	89,054	—	11,986	1,809	—	102,849

25.	Cash Flow Information

Following is a summary of cash flow information (in thousands):

Year Ended December 31	2006	2005	2004

Interest paid on deposits and other borrowings	$151,485	$112,750	$87,691
Income taxes paid	16,250	25,943	18,312
Transfers of loans to other real estate owned	4,427	3,478	4,477
Transfers of other real estate owned to loans	229	151	285
Impairment loss on equity security	—	1,953	—
Spin-off of Florida operations	—	—	365,115
Transfer of securities from available for sale to held to maturity	—	—	519,410
Transfer of investment in Sun Bancorp, Inc. from other assets to:
Securities	—	—	10,191
Short-term investments	—	—	12,957
Summary of business acquisitions:
Fair value of tangible assets acquired	$354,459	$547,866	$313,431
Fair value of core deposit and other intangible assets acquired	4,620	8,750	9,411
Fair value of liabilities assumed	(336,854)	(537,982)	(310,662)
Stock issued for the purchase of acquired company’s common stock	(51,227)	(142,879)	(71,084)
Cash (paid) received in the acquisition	(17,123)	12,571	3,070

Goodwill recognized	$(46,125)	$(111,674)	$(55,834)

26.	Parent Company Financial Statements

Following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets (in thousands)
December 31	2006	2005

Assets
Cash and cash equivalents	$22,417	$17,279
Other assets	19,291	15,516
Investment in and advance to bank subsidiary	686,055	604,126
Investment in and advance to non-bank subsidiaries	206,126	209,275

Total Assets	$933,889	$846,196

Liabilities
Other liabilities	$23,059	$20,018
Short-term borrowings	3,000	—
Advances from affiliates	197,842	168,192
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	128,866
Subordinated notes:
Short-term	14,415	38,503
Long-term	7,170	13,415

Total Liabilities	396,517	368,994

Stockholders’ Equity	537,372	477,202

Total Liabilities and Stockholders’ Equity	$933,889	$846,196

Statements of Income (in thousands)
Year Ended December 31	2006	2005	2004

Income
Dividend income from subsidiaries:
Bank	$63,500	$50,000	$49,230
Non-bank	6,901	4,000	4,255

	70,401	54,000	53,485
Interest income	12,595	7,129	4,893
Other income	(316)	13	44

Total Income	82,680	61,142	58,422

Expenses
Interest expense	21,324	14,909	12,501
Other expenses	5,196	4,787	5,055

Total Expenses	26,520	19,696	17,556

Income Before Taxes and Equity in Undistributed
Income of Subsidiaries	56,160	41,446	40,866
Income tax benefit	5,229	4,594	4,580

	61,389	46,040	45,446
Equity in undistributed income (loss) of subsidiaries:
Bank holding company	—	—	1,103
Bank	7,463	8,718	12,446
Non-bank	(1,203)	500	2,800

Net Income	$67,649	$55,258	$61,795

Statements of Cash Flows (in thousands)
Year Ended December 31	2006	2005	2004

Operating Activities
Net income	$67,649	$55,258	$61,795
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(6,260)	(9,218)	(16,349)
Other, net	(1,743)	15,694	(14,336)

Net cash flows provided by operating activities	59,646	61,734	31,110

Investing Activities
Sale of premises and equipment	—	—	1,392
Net increase in advances to subsidiaries	(710)	(9,669)	(7,302)
Investment in subsidiaries	(2,502)	(437)	(59,688)
Net cash paid for mergers and acquisitions	(21,150)	—	—

Net cash flows used in investing activities	(24,362)	(10,106)	(65,598)

Financing Activities
Net increase (decrease) in advance from affiliate	29,649	97,192	(3,500)
Net (decrease) increase in short-term borrowings	(21,089)	(98,860)	7,407
Decrease in long-term debt	(9,195)	(9,264)	(12,045)
Increase in long-term debt	2,950	10,602	11,940
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	22,165	—	—
Net acquisition of common stock	736	7,766	68,807
Cash dividends paid	(55,362)	(52,336)	(43,476)

Net cash flows (used in) provided by financing activities	(30,146)	(44,900)	29,133

Net Increase (Decrease) in Cash and Cash Equivalents	5,138	6,728	(5,355)
Cash and cash equivalents at beginning of year	17,279	10,551	15,906

Cash and Cash Equivalents at End of Year	$22,417	$17,279	$10,551

Cash paid during the year for:
Interest	$21,262	$15,415	$11,266

27.	Fair Value of Financial Instruments

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

Long-Term and Junior Subordinated Debt

The fair value of long-term and junior subordinated debt is estimated by discounting future cash flows based on the market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

Loan Commitments and Standby Letters of Credit

Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counter-parties. Also, unfunded loan commitments relate principally to variable rate commercial loans, typically non-binding, and fees are not normally assessed on these balances.

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

December 31	2006		2005
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and short-term investments	$123,834	$123,834	$132,231	$132,231
Securities available for sale	258,279	258,279	279,219	279,219
Securities held to maturity	776,079	766,295	881,139	867,122
Net loans, including loans held for sale	4,204,524	4,163,443	3,703,080	3,649,419
Bank owned life insurance	131,391	128,423	122,666	118,987
Financial Liabilities
Deposits	4,372,842	4,368,012	4,011,943	4,004,133
Short-term borrowings	363,910	363,910	378,978	378,978
Long-term debt	519,890	511,486	533,703	522,556
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	153,810	128,866	134,111

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2006, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Refer to page 43 under Item 8, Financial Statements and Supplementary Data, for Management’s Report on Internal Control Over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2007. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Item 4.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2007. Such information is incorporated herein by reference. The Report of the Compensation Committee and the Report of the Audit Committee, however, shall not be deemed filed with the Commission, but shall be deemed furnished to the Commission in this Form 10-K report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2007. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2006:

	Number of	Weighted	Number of Securities
	Securities to be	Average Exercise	Remaining for Future
	Issued Upon	Price of	Issuance Under
	Exercise of	Outstanding	Equity Compensation
Plan Category	Stock Options	Stock Options	Plans

Equity compensation plans approved by security holders	1,450,225(1)	$11.69	3,071,416	(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Excludes 302,264 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2007. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2007. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 93 and is incorporated by reference.

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

/s/ Peter Mortensen Peter Mortensen	Chairman and Director	February 21, 2007

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	President, Chief Executive Officer and Director (Principal Executive Officer)	February 21, 2007

/s/ Brian F. Lilly Brian F. Lilly	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 21, 2007

/s/ William B. Campbell William B. Campbell	Director	February 21, 2007

/s/ Henry M. Ekker Henry M. Ekker	Director	February 21, 2007

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 21, 2007

/s/ Dawne S. Hickton Dawne S. Hickton	Director	February 21, 2007

/s/ David J. Malone David J. Malone	Director	February 21, 2007

/s/ Harry F. Radcliffe Harry F. Radcliffe	Director	February 21, 2007

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 21, 2007

/s/ John Rose John Rose	Director	February 21, 2007

/s/ William J. Strimbu William J. Strimbu	Director	February 21, 2007

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 21, 2007

/s/ Archie O. Wallace Archie O. Wallace	Director	February 21, 2007

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

3.1.	Articles of Incorporation of the Corporation as currently in effect and as filed with the Florida Department of State on February 10, 2003. (filed herewith).
3.2.	By-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
4	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Articles of Incorporation are incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on June 1, 2001. The By-laws are incorporated by reference to Exhibit 3.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006. The designation statements defining the rights of F.N.B. Corporation Series A — Cumulative Convertible Preferred Stock and the rights of F.N.B. Corporation Series B - Cumulative Convertible Preferred Stock are also incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on June 1, 2001. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
10.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *
10.2.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.4. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005). *
10.3.	Amendment to Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (This Exhibit is being re-filed to correct a scrivener’s error contained in President and CEO Stephen J. Gurgovits’ Amended Employment Agreement to reflect the fact that he must be employed on December 31 of each year during the term of the contract in order to be eligible for the non-discretionary bonus). (filed herewith). *
10.4.	Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.5. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005). *
10.5.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *
10.6.	F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996. (Incorporated by reference to Exhibit 10.10. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *
10.7.	F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (Incorporated by reference to Exhibit 10.11. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10.8.	F.N.B. Corporation Restricted Stock and Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *
10.9.	F.N.B. Corporation 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.15. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *

10.10.	F.N.B. Corporation Director’s Compensation Plan. (Incorporated by reference to Exhibit 10.16. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *
10.11.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *
10.12.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144 ). *
10.13.	Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.17. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *
10.14.	Employment Agreement between First National Bank of Pennsylvania and David B. Mogle. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *
10.15.	Employment Agreement between First National Bank of Pennsylvania and James G. Orie. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005). *
11	Computation of Per Share Earnings **
12	Ratio of Earnings to Fixed Charges. (filed herewith).
14	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).
21	Subsidiaries of the Registrant. (filed herewith).
23.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).
31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).
31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).
32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).
32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.
**	This information is provided under the heading “Earnings Per Share” in Item 8 in this Report.