Form 10-Q
period 2007-03-31
FNB CORP/FL/
filed 2007-05-09
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007

Common Stock, $0.01 Par Value	60,363,207 Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2007
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	March 31,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$122,051	$122,362
Interest bearing deposits with banks	525	1,472
Securities available for sale	278,312	258,279
Securities held to maturity (fair value of $752,944 and $766,295)	760,673	776,079
Mortgage loans held for sale	3,383	3,955
Loans, net of unearned income of $25,475 and $26,704	4,259,121	4,253,144
Allowance for loan losses	(51,964)	(52,575)

Net Loans	4,207,157	4,200,569
Premises and equipment, net	84,654	86,532
Goodwill	242,519	242,479
Core deposit and other intangible assets, net	22,753	23,859
Bank owned life insurance	132,417	131,391
Other assets	161,360	160,615

Total Assets	$6,015,804	$6,007,592

Liabilities
Deposits:
Non-interest bearing demand	$650,926	$654,617
Savings and NOW	1,982,325	1,944,707
Certificates and other time deposits	1,761,778	1,773,518

Total Deposits	4,395,029	4,372,842
Other liabilities	66,518	62,547
Short-term borrowings	364,258	363,910
Long-term debt	500,676	519,890
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	151,031

Total Liabilities	5,477,512	5,470,220

Stockholders’ Equity
Common stock — $0.01 par value Authorized – 500,000,000 shares Issued – 60,451,533 shares	602	601
Additional paid-in capital	506,624	506,024
Retained earnings	35,121	33,321
Accumulated other comprehensive income	(3,000)	(1,546)
Treasury stock – 60,125 and 57,254 shares at cost	(1,055)	(1,028)

Total Stockholders’ Equity	538,292	537,372

Total Liabilities and Stockholders’ Equity	$6,015,804	$6,007,592

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended
	March 31,
	2007	2006
Interest Income
Loans, including fees	$77,925	$64,020
Securities:
Taxable	11,009	12,251
Nontaxable	1,380	1,112
Dividends	98	172
Other	75	66

Total Interest Income	90,487	77,621

Interest Expense
Deposits	30,246	20,979
Short-term borrowings	4,728	3,597
Long-term debt	4,880	4,895
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,713	2,331

Total Interest Expense	42,567	31,802

Net Interest Income	47,920	45,819
Provision for loan losses	1,847	2,958

Net Interest Income After Provision for Loan Losses	46,073	42,861

Non-Interest Income
Service charges	9,618	9,690
Insurance commissions and fees	4,419	4,100
Securities commissions and fees	1,276	947
Trust	2,162	1,844
Gain on sale of securities	740	547
Gain on sale of mortgage loans	367	298
Bank owned life insurance	965	777
Other	1,369	1,426

Total Non-Interest Income	20,916	19,629

Non-Interest Expense
Salaries and employee benefits	22,266	21,318
Net occupancy	3,804	3,366
Equipment	3,361	3,312
Amortization of intangibles	1,103	931
Other	11,362	10,844

Total Non-Interest Expense	41,896	39,771

Income Before Income Taxes	25,093	22,719
Income taxes	7,723	6,917

Net Income	$17,370	$15,802

Net Income per Common Share
Basic	$0.29	$0.28
Diluted	0.29	0.27

Cash Dividends per Common Share	0.235	0.235
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumu-
					lated
					Other
					Compre-	Deferred
	Compre-		Additional		hensive	Stock
	hensive	Common	Paid-In	Retained	Income	Compen-	Treasury
	Income	Stock	Capital	Earnings	(Loss)	sation	Stock	Total
Balance at January 1, 2007		$601	$506,024	$33,321	$(1,546)	—	$(1,028)	$537,372
Net income	$17,370			17,370				17,370
Change in other comprehensive (loss)	(1,454)				(1,454)			(1,454)

Comprehensive income	$15,916

Cash dividends declared:
Common stock $0.235/share				(14,193)				(14,193)
Purchase of common stock							(3,665)	(3,665)
Issuance of common stock		1	(43)	(203)			3,638	3,393
Restricted stock compensation			340					340
Tax benefit of stock-based compensation			303					303
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48 – see the “Income Taxes” note)				(1,174)				(1,174)

Balance at March 31, 2007		$602	$506,624	$35,121	$(3,000)	—	$(1,055)	$538,292

Balance at January 1, 2006		$575	$454,546	$24,376	$3,597	$(4,154)	$(1,738)	$477,202
Net income	$15,802			15,802				15,802
Change in other comprehensive income	464				464			464

Comprehensive income	$16,266

Cash dividends declared:
Common stock $0.235/share				(13,503)				(13,503)
Purchase of common stock							(1,013)	(1,013)
Issuance of common stock		1	57	(286)			2,045	1,817
Restricted stock compensation			246					246
Tax benefit of stock-based compensation			249					249
Reclassification arising from the adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at March 31, 2006		$573	$450,947	$26,389	$4,061	$—	$(706)	$481,264

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Three Months Ended
	March 31,
	2007	2006
Operating Activities
Net income	$17,370	$15,802
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	3,895	3,452
Provision for loan losses	1,847	2,958
Deferred taxes	3,241	36
Gain on sale of securities	(740)	(547)
Gain on sale of loans	(367)	(298)
Proceeds from sale of loans	25,594	19,682
Loans originated for sale	(24,655)	(18,491)
Tax benefit of stock-based compensation	(303)	(249)
Net change in:
Interest receivable	(249)	(1,628)
Interest payable	(554)	(332)
Other, net	1,996	5,868

Net cash flows provided by operating activities	27,075	26,253

Investing Activities
Net change in:
Interest bearing deposits with banks	947	112
Federal funds sold	—	(5,000)
Loans	(9,290)	(82,516)
Bank owned life insurance	(1,026)	(1,007)
Securities available for sale:
Purchases	(110,683)	(3,500)
Sales	2,145	2,381
Maturities	88,205	1,724
Securities held to maturity:
Purchases	(19,980)	—
Maturities	35,075	28,225
Increase in premises and equipment	(545)	(944)

Net cash flows used in investing activities	(15,152)	(60,525)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	33,927	88,678
Time deposits	(11,740)	(10,683)
Short-term borrowings	348	(40,134)
Increase in long-term debt	27,381	6,611
Decrease in long-term debt	(46,595)	(6,936)
Purchase of common stock	(3,665)	(4,921)
Issuance of common stock	2,000	1,817
Tax benefit of stock-based compensation	303	249
Cash dividends paid	(14,193)	(13,503)

Net cash flows provided by financing activities	(12,234)	21,178

Net (Decrease) Increase in Cash and Due from Banks	(311)	(13,094)
Cash and due from banks at beginning of period	122,362	131,604

Cash and Due from Banks at End of Period	$122,051	$118,510

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007
BUSINESS
     F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its commercial and retail banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Florida and Tennessee. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of the Corporation and its subsidiaries. The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company and F.N.B. Capital Corporation, LLC.
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
MERGERS AND ACQUISITIONS
     On May 26, 2006, the Corporation completed its acquisition of The Legacy Bank (Legacy), a commercial bank and trust company headquartered in Harrisburg, Pennsylvania, with $375.1 million in assets, including $297.3 million in loans and $256.5 million in deposits. Consideration paid by the Corporation totaled $72.4 million comprised primarily of 2,682,053 shares of the Corporation’s common stock and $21.1 million in exchange for 3,831,505 shares of Legacy common stock. At the time of the acquisition, Legacy was merged into FNBPA. Based on the purchase price allocation, the Corporation recorded $46.8 million in goodwill and $4.3 million in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.
     The assets and liabilities of Legacy were recorded on the balance sheet at their estimated fair values as of the acquisition date. The consolidated financial statements include the results of operations of Legacy from the acquisition date.

NEW ACCOUNTING STANDARDS
The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to report certain financial assets and liabilities at fair value with the changes in fair value included in earnings. In general, a company may elect the fair value option for an eligible financial asset or financial liability when it first recognizes the instrument on its balance sheet or enters into an eligible firm commitment. A company may also elect the fair value option for eligible items that exist on the effective date of FAS 159. A company’s decision to elect the fair value option for an eligible item is irrevocable. A company that elects the fair value option is expected to apply sound risk management and control practices to the assets and liabilities that will be accounted for at fair value under the option. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2008. The Corporation is currently evaluating the effect that the adoption of FAS 159 will have, if any, on its consolidated financial statements.
Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans
     In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FAS 87 and FAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under FAS 87 and FAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of taxes, until they are amortized as a component of net periodic cost. The Corporation complied with the requirement under FAS 158 to measure plan assets and benefit obligations as of December 31, 2006 resulting in a $4.7 million reduction to equity within accumulated other comprehensive income, a decrease in prepaid pension asset of $9.4 million and a decrease in accrued postretirement benefit obligation of $1.5 million.
Fair Value Measurements
     In September 2006, the FASB issued FAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2008. The Corporation is currently evaluating the effect, if any, that the adoption of FAS 157 will have on its consolidated financial statements.
Accounting for Uncertainty in Income Taxes
     In July 2006, the FASB issued FAS Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109, Accounting for Income Taxes. FIN 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Corporation adopted FIN 48 effective January 1, 2007. Details relating to the adoption of FIN 48 and the impact on the Corporation’s consolidated financial statements are more fully discussed in the note under the caption “Income Taxes.”

SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	March 31,	December 31,
	2007	2006
U.S. Treasury and other U.S. government agencies and corporations	$111,592	$143,441
Mortgage-backed securities of U.S. government agencies	62,393	27,184
States of the U.S. and political subdivisions	49,676	37,028
Corporate debt securities	47,618	40,929

Total debt securities	271,279	248,582
Equity securities	7,033	9,697

	$278,312	$258,279

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	March 31,	December 31,
	2007	2006
U.S. Treasury and other U.S. government agencies and corporations	$89,434	$89,378
Mortgage-backed securities of U.S. government agencies	554,860	559,658
States of the U.S. and political subdivisions	108,229	112,226
Corporate and other debt securities	8,150	14,817

	$760,673	$776,079

     The Corporation sold $2.1 million of equity securities at a gain of $0.6 million for the three months ended March 31, 2007 and sold $2.4 million of equity securities at a gain of $0.5 million for the three months ended March 31, 2006. The Corporation also recognized a gain of $0.1 million relating to $6.1 million of called securities during the three months ended March 31, 2007. None of the security sales or calls were at a loss.
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
     Following are summaries of the age of unrealized losses and the associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2007
U.S. Treasury and other U.S. government agencies and corporations	$46,954	$(64)	$36,468	$(23)	$83,422	$(87)
Mortgage-backed securities of U.S. government agencies	20,884	(126)	25,091	(273)	45,975	(399)
States of the U.S. and political subdivisions	12,011	(125)	632	(3)	12,643	(128)
Corporate debt securities	5,055	(12)	6,987	(77)	12,042	(89)
Equity securities	1,127	(51)	—	—	1,127	(51)

	$86,031	$(378)	$69,178	$(376)	$155,209	$(754)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$88,537	$(91)	$54,904	$(57)	$143,441	$(148)
Mortgage-backed securities of U.S. government agencies	—	—	25,602	(296)	25,602	(296)
States of the U.S. and political subdivisions	12,031	(107)	1,135	(3)	13,166	(110)
Corporate debt securities	6,971	(57)	9,077	(30)	16,048	(87)
Equity securities	301	(9)	152	(6)	453	(15)

	$107,840	$(264)	$90,870	$(392)	$198,710	$(656)

     Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2007
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$88,690	$(236)	$88,690	$(236)
Mortgage-backed securities of U.S. government agencies	226	—	411,668	(7,259)	411,894	(7,259)
States of the U.S. and political subdivisions	5,317	(4)	80,703	(937)	86,020	(941)
Corporate debt securities	—	—	4,454	(56)	4,454	(56)

	$5,543	$(4)	$585,515	$(8,488)	$591,058	$(8,492)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$87,591	$(279)	$979	$(21)	$88,570	$(300)
Mortgage-backed securities of U.S. government agencies	67,397	(122)	410,078	(8,808)	477,475	(8,930)
States of the U.S. and political subdivisions	2,611	(8)	80,232	(834)	82,843	(842)
Corporate debt securities	3,683	(4)	8,614	(225)	12,297	(229)

	$161,282	$(413)	$499,903	$(9,888)	$661,185	$(10,301)

     As of March 31, 2007, securities with unrealized losses for less than 12 months include 3 investments in U.S. Treasury and other U.S. government agencies and corporations securities, 2 investments in mortgage-backed securities of U.S. government agencies, 22 investments in states of the U.S. and political subdivision securities, 2 investments in corporate debt securities and 3 investments in equity securities. As of March 31, 2007, securities with unrealized losses of greater than 12 months include 11 investments in U.S. Treasury and other U.S. government agencies and corporations securities, 82 investments in mortgage-backed securities of U.S. government agencies, 102 investments in states of the U.S. and political subdivision securities and 7 investments in corporate debt securities. The Corporation has concluded that it has both the intent and ability to hold these securities for a time necessary to recover any decline in market value or until maturity.

BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	March 31,	December 31, 2006
	2007
Securities sold under repurchase agreements	$253,798	$252,064
Subordinated notes	110,205	108,118
Other short-term borrowings	255	3,728

	$364,258	$363,910

     Following is a summary of long-term debt (in thousands):

	March 31,	December 31,
	2007	2006
Federal Home Loan Bank advances	$448,724	$469,064
Subordinated notes	50,932	49,808
Convertible debt	705	705
Other long-term debt	315	313

	$500,676	$519,890

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $1.8 billion, of which $448.7 million was used as of March 31, 2007. These advances are secured by loans collateralized by 1-4 family mortgages and the security portfolio and are scheduled to mature in various amounts periodically through the year 2017. Effective interest rates on these advances range from 2.79% to 5.75% at both March 31, 2007 and December 31, 2006.
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
     Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the Federal Reserve System (Federal Reserve Board) guidelines. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the trust preferred securities subject to the terms of each of the guarantees.
     The trust preferred securities of Statutory Trust I bear interest at a floating rate per annum equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 325 basis points. The interest rate in effect at March 31, 2007 was 8.61%. The subordinated debt of $128.9 million issued to Statutory Trust I is first redeemable, in whole or in part, by the Corporation on or after March 31, 2008 and matures on March 31, 2033.
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

INTEREST RATE SWAP
     In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it pays a fixed rate of interest and receives a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of subordinated debentures. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under Derivative Implementation Group Issue No. G7 using the hypothetical derivative method. At March 31, 2007, the swap had a fair value of $1.1 million which has been recorded in other assets, and other comprehensive income, net of tax.
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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	March 31,	December 31,
	2007	2006
Commitments to extend credit	$893,022	$879,707
Standby letters of credit	86,514	91,685
     At March 31, 2007, funding of approximately 80.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     The Corporation and its subsidiaries are involved in various legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or engaged in other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated results of operations for a particular period.

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
     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2007	2006
Net income — basic earnings per share	$17,370	$15,802
Interest expense on convertible debt	6	—

Net income after assumed conversion – diluted earnings per share	$17,376	$15,802

Basic weighted average common shares outstanding	60,105,023	57,177,923
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	528,880	409,555

Diluted weighted average common shares outstanding	60,633,903	57,587,478

Basic earnings per share	$0.29	$0.28

Diluted earnings per share	$0.29	$0.27

STOCK INCENTIVE PLANS
Restricted Stock
     The Corporation issues restricted shares of common stock to key employees under its 2001 Incentive Plan. The grant date fair value of the restricted shares is equal to the price of the Corporation’s common stock on the grant date. The Corporation has available up to 2,582,472 shares to issue under its 2001 Incentive Plan.
     Under this plan, half of the shares awarded to management are earned if the Corporation meets or exceeds certain financial performance results when compared to its peers. The remaining service-based portion of the shares are expensed ratably over a three-year restricted period while performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of a four-year restricted period. The Corporation also issues discretionary service-based awards to employees that vest twenty percent each year over five years. All of these awards are subject to certain accelerated vesting provisions if there is a change of control as defined in the plan. The unvested shares of restricted stock are eligible to receive cash dividends which are used to purchase additional shares of stock. The additional shares of stock are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met.
     Share-based compensation expense recognized under FAS 123R, Share-Based Payment, related to restricted stock awards was $0.3 million for both the three months ended March 31, 2007 and 2006.

     The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Unvested shares outstanding at beginning of period	302,264	$18.54	296,457	$18.52
Vested	(54,448)	18.56	(10,499)	15.24
Forfeited	(442)	16.91	(389)	19.39
Dividend reinvestment	3,452	16.89	4,018	16.72

Unvested shares outstanding at end of period	250,826	18.52	289,587	18.62

     As of March 31, 2007, there was $2.4 million of unrecognized compensation cost related to unvested restricted stock awards granted including $1.0 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. The components of which are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested shares	113,990	136,836	250,826
Unrecognized compensation expense	$931	$1,483	$2,414
Intrinsic value	$1,921	$2,305	$4,226
Weighted average remaining life (in years)	1.9	2.0	2.0
Stock Options
     Stock options have been granted at a price equal to the fair market value at the date of the grant and are primarily exercisable within ten years from the date of the grant. All stock options were fully vested as of January 1, 2006.
     The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,450,225	$11.69	1,622,864	$11.54
Exercised	(134,814)	11.72	(79,278)	9.24

Options outstanding and exercisable at end of period	1,315,411	11.69	1,543,586	11.66

     The intrinsic value of outstanding and exercisable stock options at March 31, 2007 was $7.0 million.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees. The RIP covers employees who satisfy minimum age and length of service requirements. At the end of the second quarter of 2006, the Corporation amended the RIP to provide that effective January 1, 2007, benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and an employee’s highest compensation for five consecutive years during the employee’s last ten years of employment. The RIP’s funding policy has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan and the 2006 plan amendment, the Corporation does not expect to make contributions to the RIP in 2007.
     The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers who are designated by the Board of Directors. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security and the RIP.
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$849	$1,215
Interest cost	1,544	1,779
Expected return on plan assets	(2,143)	(2,007)
Amortization of unrecognized net transition asset	(23)	(23)
Amortization of unrecognized prior service (credit) cost	(272)	8
Amortization of unrecognized loss	215	399

Net periodic pension benefit cost	$170	$1,371

     The net periodic pension cost decreased $1.2 million for the three months ended March 31, 2007 compared to the same period in 2006 due to lower service and interest costs and the amortization of the unrecognized service credit primarily resulting from the RIP amendment at the end of the second quarter of 2006.
     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. As an offset to the decrease in RIP benefits, beginning in the first quarter of 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. As a result, the Corporation’s contribution expense of $0.8 million for the three months ended March 31, 2007 increased by $0.4 million from $0.4 million for the three months ended March 31, 2006.
     The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees of certain affiliates between the ages of 62 and 65. At the end of the second quarter of 2006, the Corporation amended the plan to provide that only employees who are age 60 or older as of January 1, 2007 are eligible for coverage. The postretirement plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $2.7 million which is being amortized over the remaining service period of eligible employees of 1.3 years. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide the service for such benefits. The Corporation reserves the right to terminate the plan or make additional plan changes at any time.
     The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Service cost	$14	$94
Interest cost	33	85
Amortization of unrecognized net transition asset	—	8
Amortization of unrecognized prior service (credit) cost	(421)	8

Net periodic postretirement benefit cost	$(374)	$195

     The net periodic postretirement benefit cost decreased for the three months ended March 31, 2007 compared to the same period in 2006 due to lower service and interest costs and the amortization of the unrecognized service credit resulting from the postretirement plan amendment at the end of the second quarter of 2006.
INCOME TAXES
     The Corporation adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized an increase of $1.2 million in the liability for unrecognized tax benefits including $0.1 million related to interest. The cumulative effect of adoption was accounted for as a decrease to the January 1, 2007 balance of retained earnings. On January 1, 2007, the Corporation’s unrecognized tax benefits totaled $3.6 million, of which $2.7 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate. As of March 31, 2007, the liability for unrecognized tax benefits totaled $3.6 million, of which $0.3 million relates to interest and $2.6 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate.
     The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Corporation files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in several state jurisdictions. With limited exception, the Corporation is no longer subject to U.S. federal or state income tax examinations for years prior to 2003. Federal and state income tax returns for 2003 through 2006 are currently subject to examination. Management does not anticipate that federal or state examinations will result in a material change to its financial position or results of operations. It is reasonably possible that a reduction in the unrecognized tax benefit of up to $1.5 million may occur in the next twelve months from the outcome of examinations and/or the expiration of statutes of limitations.

COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net income	$17,370	$15,802
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	(421)	288
Less: reclassification adjustment for gains included in net income	(481)	(356)
Unrealized (loss) gain on swap	(226)	532
Pension and postretirement amortization	(326)	—

Other comprehensive (loss) income	(1,454)	464

Comprehensive income	$15,916	$16,266

     The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

March 31	2007	2006
Unrealized gains on securities	$1,721	$3,428
Unrealized gain on swap	747	1,504
Unrecognized pension and postretirement obligations	(5,468)	—
Minimum pension liability adjustment	—	(871)

Accumulated other comprehensive income (loss)	$(3,000)	$4,061

CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Three Months Ended March 31	2007	2006
Interest paid on deposits and other borrowings	$43,121	$32,134
Transfers of loans to other real estate owned	760	1,204
Transfers of other real estate owned to loans	—	199

BUSINESS SEGMENTS
          The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
          The following tables provide financial information for these segments of the Corporation (in thousands). The information provided under the caption “Other” includes the Corporation, other non-bank subsidiaries and eliminations, which is necessary for purposes of reconciling to the consolidated amounts.

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended March 31, 2007
Interest income	$83,214	$36	$129	$7,772	$(664)	$90,487
Interest expense	38,775	2	—	1,583	2,207	42,567
Provision for loan losses	871	—	—	976	—	1,847
Non-interest income	13,578	3,705	3,690	577	(634)	20,916
Non-interest expense	31,900	2,851	2,496	3,843	(297)	40,793
Intangible amortization	985	7	111	—	—	1,103
Income tax expense (benefit)	7,478	314	433	702	(1,204)	7,723
Net income (loss)	16,783	567	779	1,245	(2,004)	17,370
Total assets	5,848,147	6,611	24,980	152,598	(16,532)	6,015,804
Total intangibles	250,979	1,271	11,213	1,809	—	265,272

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended March 31, 2006
Interest income	$70,582	$30	$133	$7,563	$(687)	$77,621
Interest expense	28,528	2	—	1,363	1,909	31,802
Provision for loan losses	1,390	—	—	1,568	—	2,958
Non-interest income	12,920	3,023	3,660	557	(531)	19,629
Non-interest expense	30,414	2,360	2,563	3,672	(169)	38,840
Intangible amortization	820	—	111	—	—	931
Income tax expense (benefit)	6,864	247	399	535	(1,128)	6,917
Net income (loss)	15,486	444	720	982	(1,830)	15,802
Total assets	5,465,215	6,212	27,976	146,365	(14,355)	5,631,413
Total intangibles	205,367	—	11,644	1,809	—	218,820

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of March 31, 2007, and the related condensed consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of F.N.B. Corporation as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 23, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/Ernst & Young LLP
Pittsburgh, Pennsylvania
May 8, 2007

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
IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this quarterly report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
CRITICAL ACCOUNTING POLICIES
     A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2006 Annual Report on Form 10-K under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies since the year ended December 31, 2006.
OVERVIEW
     The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its commercial and retail banking business through a full service branch network in Pennsylvania and Ohio, commercial loan production offices in Florida and a mortgage loan production office in Tennessee. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
     The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company and F.N.B. Capital Corporation, LLC.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006
     Net income for the three months ended March 31, 2007 was $17.4 million or $0.29 per diluted share, compared to net income for the same period of 2006 of $15.8 million or $0.27 per diluted share. The Corporation’s return on average equity was 13.06%, return on average tangible equity (which is calculated by dividing net income less amortization of intangibles by average equity less average intangibles) was 26.79% and return on average assets was 1.17% for the three months ended March 31, 2007, compared to 13.33%, 25.45% and 1.14%, respectively, for the same period in 2006.

     The following table provides information regarding the average balances and yields and rates on interest earning assets and interest bearing liabilities (dollars in thousands):

	Three Months Ended March 31
	2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,609	$17	4.36%	$1,571	$16	4.24%
Federal funds sold	4,433	58	5.17	4,729	50	4.22
Taxable investment securities (1)	882,819	11,031	4.99	1,006,249	12,279	4.86
Non-taxable investment securities (2)	160,502	2,112	5.26	141,706	1,830	5.17
Loans (2) (3)	4,255,063	78,386	7.46	3,789,368	64,408	6.88

Total interest earning assets (2)	5,304,426	91,604	6.98	4,943,623	78,583	6.42

Cash and due from banks	114,194			114,143
Allowance for loan losses	(52,856)			(51,464)
Premises and equipment	80,150			86,606
Other assets	560,985			506,264

	$6,006,899			$5,599,172

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,362,696	8,644	2.57	$1,091,164	4,961	1.84
Savings	602,931	2,513	1.69	647,051	1,907	1.20
Certificates and other time	1,762,630	19,089	4.39	1,645,730	14,111	3.48
Repurchase agreements	257,582	2,987	4.64	194,700	1,772	3.64
Other short-term borrowings	138,898	1,741	5.01	175,225	1,825	4.17
Long-term debt	497,948	4,880	3.98	534,061	4,895	3.72
Junior subordinated debt	151,031	2,713	7.29	128,866	2,331	7.34

Total interest bearing liabilities (2)	4,773,716	42,567	3.61	4,416,797	31,802	2.92

Non-interest bearing demand	622,048			638,232
Other liabilities	71,743			63,472

	5,467,507			5,118,501

Stockholders’ equity	539,392			480,671

	$6,006,899			$5,599,172

Excess of interest earning assets over interest bearing liabilities	$530,710			$526,826

Fully tax-equivalent net interest income		49,037			46,781

Net interest spread			3.37%			3.51%

Net interest margin (2)			3.73%			3.82%

Tax-equivalent adjustment		1,117			962

Net interest income		$47,920			$45,819

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities, federal funds sold and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, repurchase agreements, short- and long-term borrowings and junior subordinated debt). For the three months ended March 31, 2007, net interest income, which comprised 69.6% of net revenue (net interest income plus non-interest income) as compared to 70.0% for the same period in 2006, was affected by the general level of interest rates, changes in interest rates, the steepness of the yield curve and the changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent basis, was $49.0 million for the three months ended March 31, 2007 and $46.8 million for the three months ended March 31, 2006. The average earning assets increased $360.8 million or 7.3% and average interest bearing liabilities increased $356.9 million or 8.1% from the same period in 2006 primarily due to the acquisition of Legacy in the second quarter of 2006. However, the Corporation’s net interest margin decreased by 9 basis points from 2006 to 3.73% for the first quarter of 2007 and was negatively impacted by a flattening of the yield curve which became slightly inverted during the latter half of 2006 and continued into 2007. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements driven by market rates and competitive pricing. Details on changes in tax equivalent net interest income attributed to changes in earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$—	$1	$1
Federal funds sold	(3)	11	8
Securities	(1,272)	306	(966)
Loans	8,519	5,459	13,978

	7,244	5,777	13,021

Interest Expense
Deposits:
Interest bearing demand	1,423	2,260	3,683
Savings	220	386	606
Certificates and other time	1,084	3,894	4,978
Repurchase agreements	657	558	1,215
Other short-term borrowings	(406)	322	(84)
Long-term debt	(343)	328	(15)
Junior subordinated debt	398	(16)	382

	3,033	7,732	10,765

Net Change	$4,211	$(1,955)	$2,256

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on a fully taxable equivalent basis, of $91.6 million for the three months ended March 31, 2007 increased by $13.0 million or 16.6% from the same period of 2006. Average earning assets of $5.3 billion for the first three months of 2007 grew $360.8 million or 7.3% from the same period of 2006 driven by an increase of $465.7 million in average loans, partially offset by a decrease of $104.6 million in investment securities. The increase in average loans was the result of a combination of organic growth and the Corporation’s acquisition of Legacy in the second quarter of

2006, while the decrease in average investment securities was a result of a planned reduction to provide funding for loan growth and repayment of long-term debt. Also, there was an improvement in the yield on earning assets of 56 basis points to 6.98% for the first three months of 2007. In addition, interest income for the first three months of 2007 included $0.8 million of interest received on previously non-accruing loans.
     Interest expense of $42.6 million for the three months ended March 31, 2007 increased by $10.8 million or 33.9% from the same period of 2006. This increase was primarily attributable to an increase of 69 basis points in the Corporation’s cost of funds to 3.61% during the first three months of 2007. Also, average interest bearing liabilities increased $356.9 million or 8.1% to average $4.8 billion for the first three months of 2007. This growth was primarily attributable to a combined increase of $227.4 million or 13.1% in the core deposit categories of interest bearing demand deposit and savings, a $62.9 million increase in customer repurchase agreements and an increase in certificates and other time deposits of $116.9 million or 7.1%. Interest bearing demand, savings and certificates and other time deposits increased due to organic growth resulting from an expanded suite of deposit products designed to attract and retain customers and from the acquisition of Legacy in the second quarter of 2006. Customer repurchase agreements increased primarily due to the implementation of a strategic initiative to increase and expand commercial customer relationships. The average balance for junior subordinated debt owed to unconsolidated subsidiary trusts also increased by $22.2 million or 17.2% from the first three months of 2006 due to the issuance of $21.5 million of new debt to partially finance the Legacy acquisition in the second quarter of 2006. Offsetting these increases were declines in average short-term borrowings of $36.3 million or 20.7% and average long-term debt of $36.1 million or 6.8% from the first three months of 2006.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $1.8 million for the three months ended March 31, 2007 decreased $1.1 million or 37.6% from the same period of 2006 primarily due to continued improvement in credit quality. Improving trends in non-accrual loans and the commercial and consumer loan portfolios produced lower levels of estimated losses. More specifically, during the first three months of 2007, net charge-offs totaled $2.5 million or 0.23% (annualized) as a percentage of average loans, an improvement from $3.5 million or 0.37% (annualized) as a percentage of average loans for the same period of 2006. The ratio of non-performing loans to total loans was 0.63% at March 31, 2007, an improvement from 0.81% at March 31, 2006 and the ratio of non-performing assets to total assets was 0.54% and 0.66%, respectively, for those same periods. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $20.9 million for the three months ended March 31, 2007 increased $1.3 million or 6.6% from the same period of 2006. This increase resulted primarily from increases in insurance commissions and fees, securities commissions and fees, trust fees, gain on sale of securities and bank owned life insurance.
     Service charges on loans and deposits of $9.6 million for the first three months of 2007 decreased slightly from the same period of 2006 due to changes in customer behavior with respect to managing their accounts to reduce overdraft fees.
     Insurance commissions and fees of $4.4 million for the first three months of 2007 increased $0.3 million or 7.8% from the same period of 2006 primarily due to a slight increase in contingent fee income and the result of efforts made to better match available insurance products with the preferences of the Corporation’s commercial customers.
     Securities commissions and fees of $1.3 million for the first three months of 2007 increased $0.3 million or 34.7% compared to the same period of 2006 primarily due to higher annuity and securities sales and the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Trust fees of $2.2 million for the first three months of 2007 increased $0.3 million or 17.2% from the same period of 2006 due to growth in assets under management resulting from higher equity valuations, growth in overall trust assets and the number of trust accounts and the Corporation’s acquisition of Legacy in the second quarter of 2006.

     Gain on sale of securities of $0.7 million for the first three months of 2007 increased $0.2 million or 35.3% from the same period of 2006 primarily due to gains recognized on called securities.
     Gain on sale of mortgage loans of $0.4 million for the first three months of 2007 increased $0.1 million or 23.2% from the same period of 2006 due to increased mortgage loan origination volume in 2007.
     Bank owned life insurance income of $1.0 million for the first three months of 2007 increased $0.2 million or 24.2% from the same period of 2006. This increase was primarily attributable to increases in crediting rates paid on the insurance policies.
Non-Interest Expense
     Total non-interest expense of $41.9 million for the first three months of 2007 increased $2.1 million or 5.3% from the same period of 2006. This increase resulted from an increase in salaries and employee benefit costs, net occupancy expense, amortization of intangibles and other expenses in the first three months of 2007 compared to the same period in 2006.
     Salaries and employee benefits of $22.3 million for the first three months of 2007 increased $0.9 million or 4.4% from the same period of 2006. This increase was primarily attributable to normal annual compensation and benefit increases and the additional costs associated with the employees retained from the Corporation’s acquisition of Legacy in the second quarter of 2006, partially offset by lower expenses due to the modernization of the Corporation’s pension and postretirement benefit plans.
     Net occupancy expense of $3.8 million for the first three months of 2007 increased $0.4 million or 13.0% from the same period of 2006. The increase was primarily due to additional operating costs associated with the Corporation’s acquisition of Legacy in the second quarter of 2006, the opening of a new branch in 2006 and several new loan production offices in 2006 and 2007.
     Amortization of intangibles expense of $1.1 million for the first three months of 2007 increased $0.2 million or 18.4% from the same period in the prior year due to the amortization of additional core deposit and other intangibles as a result of the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Other non-interest expenses of $11.4 million for the first three months of 2007 increased $0.5 million or 4.8% from the same period of 2006. The increase was primarily due to higher shares tax and additional operating costs associated with the Corporation’s acquisition of Legacy in the second quarter of 2006 and higher outside services.
Income Taxes
     The Corporation’s income tax expense of $7.7 million for the three months ended March 31, 2007 increased by $0.8 million from the same period in 2006. The effective tax rate was 30.8% for the three months ended March 31, 2007 and 30.4% for the same period in the prior year. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
LIQUIDITY
     The Corporation’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation with cost-effective funding. The Board of Directors of the Corporation has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. This policy designates the Corporate Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Corporation’s Treasury Department.
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans and investment securities. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Mortgage loan originations totaled $35.0 million and $25.0 million for the three months ended March 31, 2007 and 2006, respectively. Proceeds from the sale of mortgage loans totaled $25.6 million and $19.7 million for the three months ended March 31, 2007 and 2006, respectively.
     Liquidity sources from liabilities are generated primarily through deposits. As of March 31, 2007 and December 31, 2006, deposits comprised 80.2% and 79.9% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources of liquidity that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of March 31, 2007, total availability from the FHLB was $1.8 billion, or 30.6% of total assets while outstanding advances were $448.7 million, or 7.5% of total assets. As of December 31, 2006, outstanding FHLB advances were $469.1 million, or 7.8% of total assets, while the total availability from these sources was $1.9 billion, or 31.7% of total assets.
     The principal source of cash for the parent company is dividends from its subsidiaries. The parent also has approved lines of credit of $90.0 million with several major domestic banks, which were unused as of March 31, 2007. In addition, the Corporation also issues subordinated debt on a regular basis.
     The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During the three months ended March 31, 2007, the Corporation purchased 210,000 treasury shares totaling $3.7 million and received $2.8 million upon re-issuance of 207,128 shares. For the same period of 2006, the Corporation purchased 60,800 treasury shares totaling $1.0 million and received $1.8 million as a result of re-issuance of 115,205 shares.
     The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.
MARKET RISK
     Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is primarily exposed to interest rate risk which results from its role as a financial intermediary. To succeed in this capacity, the Corporation offers an extensive variety of financial products to meet the diverse needs of its customers. These products sometimes contribute to interest rate risk for the Corporation when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans.
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
     Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indices, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem their certificates of deposit early when rates rise.
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
     The following gap analysis compares the difference between the amount of interest earning assets and interest bearing liabilities subject to repricing over a period of time. The ratio of rate sensitive assets to rate sensitive liabilities repricing within a one year period was 0.90 and 0.97 at March 31, 2007 and December 31, 2006, respectively. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities over the next twelve months.
     Following is the gap analysis as of March 31, 2007 (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,128,624	$274,212	$265,831	$524,019	$2,192,686
Investments	33,559	85,254	31,721	216,895	367,429

	1,162,183	359,466	297,552	740,914	2,560,115

Interest Bearing Liabilities (IBL)
Non-maturity deposits	882,631	—	—	—	882,631
Time deposits	142,956	289,452	383,675	485,695	1,301,778
Borrowings	271,683	76,598	68,413	239,385	656,079

	1,297,270	366,050	452,088	725,080	2,840,488

Period Gap	$(135,087)	$(6,584)	$(154,536)	$15,834	$(280,373)

Cumulative Gap	$(135,087)	$(141,671)	$(296,207)	$(280,373)

IEA/IBL (Cumulative)	0.90	0.91	0.86	0.90

Cumulative Gap to IEA	(2.55)%	(2.67)%	(5.59)%	(5.29)%

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
     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates compared to a scenario with unchanged rates:

	March 31,	December 31,
	2007	2006
Net interest income change (12 months):
+ 100 basis points	(0.5)%	0.2%
- 100 basis points	0.8%	(0.2)%

Economic value of equity:
+ 100 basis points	(2.3)%	(1.8)%
- 100 basis points	(0.1)%	(0.4)%
     The overall level of interest rate risk is considered to be relatively low and stable.
     The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage the Corporation’s exposure to interest rate fluctuations. Since 2004, short-term interest rates have risen significantly while long-term interest rates have increased only slightly. This flattening of the yield curve has made short-term deposits and long-term loans more attractive to customers: a situation that created additional interest rate risk for the Corporation. In order to keep the risk measures in an acceptable position, the ALCO crafted several strategies to mitigate the Corporation’s risk position. During February 2005, the Corporation entered into a forward starting interest rate swap with a notional amount of $125.0 million. Under the agreement, the Corporation pays a fixed rate of interest and receives a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date is March 31, 2008. During 2005, the Corporation repositioned its investment portfolio in order to reduce its interest rate risk. The transaction lowered the level of mortgage-related assets held by the Corporation which reduced the repricing risk and options risk of the Corporation. The transaction also reduced the average duration of the portfolio, which equaled approximately 3.1 years and 2.9 years at March 31, 2007 and December 31, 2006, respectively. The Corporation has implemented an interest rate swap program for commercial loans. In effect, the program provides the customer with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps from this program was $18.5 million as of March 31, 2007. In addition, the Corporation regularly sells fixed-rate, residential mortgages to the secondary mortgage loan market in order to manage its holdings of long-term, fixed-rate loans. The Corporation’s holdings of variable rate loans as a percentage of total loans were 22.7% at March 31, 2007 and 23.7% at December 31, 2006.
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
DEPOSITS AND REPURCHASE AGREEMENTS
     Following is a summary of deposits and repurchase agreements (in thousands):

	March 31,	December 31,
	2007	2006
Non-interest bearing	$650,926	$654,617
Savings and NOW	1,982,325	1,944,707
Certificates of deposit and other time deposits	1,761,778	1,773,518

Total deposits	4,395,029	4,372,842
Securities sold under repurchase agreements	253,798	252,064

Total deposits and repurchase agreements	$4,648,827	$4,624,906

     Total deposits and repurchase agreements increased by $23.9 million or 0.5% to $4.6 billion at March 31, 2007 compared to December 31, 2006. The growth in savings and NOW deposits due to an expanded suite of deposit products was offset by lower balances in certificates of deposit and a slight seasonal decline in non-interest bearing demand accounts.
LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates commercial loan production offices in Florida and a mortgage loan production office in Tennessee. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee.
     Following is a summary of loans, net of unearned income (in thousands):

	March 31,	December 31,
	2007	2006
Commercial	$2,153,697	$2,111,752
Direct installment	910,531	926,766
Consumer lines of credit	251,472	254,054
Residential mortgages	485,341	490,215
Indirect installment	438,938	461,214
Other	19,142	9,143

	$4,259,121	$4,253,144

     The above loan totals include unearned income of $25.5 million and $26.7 million at March 31, 2007 and December 31, 2006, respectively.
     The majority of the Corporation’s loan portfolio consists of commercial loans, which includes commercial real estate loans and commercial and industrial loans. As of both March 31, 2007 and December 31, 2006, commercial real estate loans were $1.3 billion, or 60.3% and 60.2% of commercial loans, respectively.
     Total loans increased by $6.0 million or 0.1% to $4.3 billion at March 31, 2007. This growth was driven by solid commercial loan growth of $41.9 million or 2.0%, which was offset by a seasonal reduction in the direct installment portfolio and weak automobile sales, which drove a decline in the indirect installment portfolio.
NON-PERFORMING ASSETS
     Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans for which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.
     The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid.
     Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.
     Following is a summary of non-performing assets (in thousands):

	March 31,	December 31,
	2007	2006
Non-accrual loans	$23,050	$24,636
Restructured loans	3,591	3,492

Total non-performing loans	26,641	28,128
Other real estate owned	5,659	5,948

Total non-performing assets	$32,300	$34,076

Asset quality ratios:
Non-performing loans as a percent of total loans	0.63%	0.66%
Non-performing assets as a percent of total assets	0.54%	0.57%
ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time, which includes estimated losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.
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
     Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$52,575	$50,707
Charge-offs	(3,282)	(4,309)
Recoveries	824	822

Net charge-offs	(2,458)	(3,487)
Provision for loan losses	1,847	2,958

Balance at end of period	$51,964	$50,178

Allowance for loan losses to:
Total loans, net of unearned income	1.22%	1.31%
Non-performing loans	195.05%	162.13%
     The allowance for loan losses at March 31, 2007 increased $1.8 million or 3.6% from March 31, 2006 primarily due to the Legacy acquisition in the second quarter of 2006. The allowance for loan losses at March 31, 2007 decreased $0.6 million or 1.2% from December 31, 2006. This decrease in the allowance for loan losses was due to improving trends in non-accrual loans and the commercial and consumer portfolios which produced lower levels of expected losses.
     The provision for loan losses of $1.8 million for the three months ended March 31, 2007 decreased $1.1 million or 37.6% from the same period of 2006 as a result of improved credit quality, including lower charge-offs.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off during the first three months of 2007 decreased $1.0 million from the same period in the prior year to $3.3 million. Net charge-offs (annualized) as a percentage of average loans decreased to 0.23% for the first three months of 2007 compared to 0.37% for the same period of 2006 reflecting improved performance in the commercial and consumer portfolios.
     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets tend to lag the national economy, with local economies in the Corporation’s market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. Higher interest rates and energy costs directly affect borrowers having floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. Higher interest rates and energy costs also affect consumer loan customers who carry historically high debt levels. Consumer credit risk and loss exposures are evaluated using a combination of historical loss experience and an analysis of the rate at which delinquent loans ultimately result in charge-offs to estimate credit quality migration and expected losses within the homogeneous loan pools.
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
     The Corporation’s management believes that, as of March 31, 2007, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject and therefore satisfied the requirements to be considered “well-capitalized” under the regulatory framework.
     Following are the capital ratios as of March 31, 2007 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$486,233	11.4%	$427,558	10.0%	$342,046	8.0%
FNBPA	449,161	10.9%	413,348	10.0%	330,678	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	423,560	9.9%	256,535	6.0%	171,023	4.0%
FNBPA	403,563	9.8%	248,009	6.0%	165,339	4.0%

Leverage Ratio:
F.N.B. Corporation	423,560	7.4%	287,062	5.0%	229,650	4.0%
FNBPA	403,563	7.2%	279,357	5.0%	223,485	4.0%
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by this item is provided under the caption Market Risk in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2006 Annual Report on Form 10-K.

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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2007, as required by paragraph (d) of Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
PART II
ITEM 1. LEGAL PROCEEDINGS
     The Corporation and its subsidiaries are involved in various legal proceedings arising from the conduct of their business activities. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or engaged in other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation believes that the eventual outcome of all claims against the Corporation and its subsidiaries will not, individually or in the aggregate, have a material adverse effect on the Corporation’s consolidated financial position or results of operations. However, in the event of unexpected future developments, it is possible that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated results of operations for a particular period.
ITEM 1A. RISK FACTORS
     There are no material changes in the risk factors previously disclosed in the Corporation’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases of equity securities by the Corporation:

	Issuer Purchases of Equity Securities (1)
			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of	that May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
January 1 – 31, 2007	15,000	$18.06	N/A	N/A
February 1 – 28, 2007	75,000	17.78	N/A	N/A
March 1 – 31, 2007	120,000	17.09	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directed from the Corporation. This practice may be discontinued at the Corporation’s discretion.
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

F.N.B. Corporation (Registrant)

Dated: May 8, 2007	/s/Stephen J. Gurgovits

Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 8, 2007	/s/Brian F. Lilly

Brian F. Lilly
Chief Financial Officer
(Principal Financial Officer)