Form 10-Q
period 2007-06-30
FNB CORP/FL/
filed 2007-08-08
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007
Common Stock, $0.01 Par Value	60,544,115 Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2007
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	June 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$137,638	$122,362
Interest bearing deposits with banks	1,086	1,472
Securities available for sale	293,386	258,279
Securities held to maturity (fair value of $721,845 and $766,295)	741,604	776,079
Mortgage loans held for sale	8,467	3,955
Loans, net of unearned income of $25,308 and $26,704	4,292,314	4,253,144
Allowance for loan losses	(51,252)	(52,575)

Net Loans	4,241,062	4,200,569
Premises and equipment, net	84,464	86,532
Goodwill	242,120	242,479
Core deposit and other intangible assets, net	21,645	23,859
Bank owned life insurance	132,870	131,391
Other assets	156,907	160,615

Total Assets	$6,061,249	$6,007,592

Liabilities
Deposits:
Non-interest bearing demand	$667,646	$654,617
Savings and NOW	2,056,484	1,944,707
Certificates and other time deposits	1,730,438	1,773,518

Total Deposits	4,454,568	4,372,842
Short-term borrowings	414,759	363,910
Long-term debt	439,444	519,890
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	151,031
Other liabilities	62,704	62,547

Total Liabilities	5,522,506	5,470,220

Stockholders’ Equity
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 60,454,933 and 60,451,533 shares	602	601
Additional paid-in capital	507,066	506,024
Retained earnings	37,716	33,321
Accumulated other comprehensive loss	(5,624)	(1,546)
Treasury stock – 58,724 and 57,254 shares at cost	(1,017)	(1,028)

Total Stockholders’ Equity	538,743	537,372

Total Liabilities and Stockholders’ Equity	$6,061,249	$6,007,592

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest Income
Loans, including fees	$78,731	$69,867	$156,656	$133,887
Securities:
Taxable	10,919	12,002	21,928	24,253
Nontaxable	1,438	1,149	2,818	2,261
Dividends	74	140	172	312
Other	458	307	533	373

Total Interest Income	91,620	83,465	182,107	161,086

Interest Expense
Deposits	31,329	25,465	61,575	46,444
Short-term borrowings	4,458	3,624	9,186	7,221
Long-term debt	4,745	4,924	9,625	9,719
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,739	2,759	5,452	5,190

Total Interest Expense	43,271	36,772	85,838	68,574

Net Interest Income	48,349	46,693	96,269	92,512
Provision for loan losses	1,838	2,497	3,685	5,455

Net Interest Income After Provision for Loan Losses	46,511	44,196	92,584	87,057

Non-Interest Income
Service charges	10,212	10,189	19,830	19,879
Insurance commissions and fees	3,230	3,239	7,649	7,339
Securities commissions and fees	1,650	1,308	2,926	2,255
Trust	2,118	1,859	4,280	3,703
Gain on sale of securities	304	340	1,044	887
Gain on sale of mortgage loans	359	400	726	698
Bank owned life insurance	1,025	823	1,990	1,600
Other	1,477	2,181	2,846	3,607

Total Non-Interest Income	20,375	20,339	41,291	39,968

Non-Interest Expense
Salaries and employee benefits	21,475	21,141	43,741	42,459
Net occupancy	3,667	3,474	7,471	6,840
Equipment	3,297	3,281	6,658	6,593
Amortization of intangibles	1,103	1,029	2,206	1,960
Other	12,280	11,799	23,642	22,643

Total Non-Interest Expense	41,822	40,724	83,718	80,495

Income Before Income Taxes	25,064	23,811	50,157	46,530
Income taxes	7,442	7,176	15,165	14,093

Net Income	$17,622	$16,635	$34,992	$32,437

Net Income per Common Share
Basic	$0.29	$0.29	$0.58	$0.56
Diluted	0.29	0.28	0.58	0.56

Cash Dividends per Common Share	0.235	0.235	0.47	0.47
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumulated
					Other
			Additional		Comprehensive	Deferred
	Comprehensive	Common	Paid-In	Retained	Income	Stock	Treasury
	Income	Stock	Capital	Earnings	(Loss)	Compensation	Stock	Total
Balance at January 1, 2007		$601	$506,024	$33,321	$(1,546)	—	$(1,028)	$537,372
Net income	$34,992			34,992				34,992
Change in other comprehensive loss	(4,078)				(4,078)			(4,078)

Comprehensive income	$30,914

Cash dividends declared:
Common stock $0.47/share				(28,384)				(28,384)
Purchase of common stock							(5,777)	(5,777)
Issuance of common stock		1	(2)	(1,039)			5,788	4,748
Restricted stock compensation			668					668
Tax benefit of stock-based compensation			376					376
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48 – see the “Income Taxes” note)				(1,174)				(1,174)

Balance at June 30, 2007		$602	$507,066	$37,716	$(5,624)	—	$(1,017)	$538,743

Balance at January 1, 2006		$575	$454,546	$24,376	$3,597	$(4,154)	$(1,738)	$477,202
Net income	$32,437			32,437				32,437
Change in other comprehensive loss	(699)				(699)			(699)

Comprehensive income	$31,738

Cash dividends declared:
Common stock $0.47/share				(27,022)				(27,022)
Purchase of common stock							(3,188)	(3,188)
Issuance of common stock		27	51,257	(425)			4,153	55,012
Restricted stock compensation			566					566
Tax benefit of stock-based compensation			272					272
Reclassification arising from the adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at June 30, 2006		$599	$502,490	$29,366	$2,898	$—	$(773)	$534,580

     See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended
	June 30,
	2007	2006
Operating Activities
Net income	$34,992	$32,437
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	7,093	7,505
Provision for loan losses	3,685	5,455
Deferred taxes	3,530	720
Gain on sale of securities	(1,044)	(887)
Gain on sale of loans	(726)	(698)
Proceeds from sale of loans	55,834	46,110
Loans originated for sale	(59,620)	(46,101)
Tax benefit of stock-based compensation	(376)	(272)
Net change in:
Interest receivable	416	(978)
Interest payable	(953)	272
Other, net	3,592	12,569

Net cash flows provided by operating activities	46,423	56,132

Investing Activities
Net change in:
Interest bearing deposits with banks	386	265
Loans	(44,891)	(170,340)
Bank owned life insurance	(1,479)	(1,219)
Securities available for sale:
Purchases	(170,570)	(3,551)
Sales	3,162	23,950
Maturities	129,053	3,618
Securities held to maturity:
Purchases	(36,055)	—
Maturities	70,081	56,038
Increase in premises and equipment	(2,535)	(1,981)
Net cash paid for mergers and acquisitions	—	(16,935)

Net cash flows used in investing activities	(52,848)	(110,155)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	124,806	118,497
Time deposits	(43,080)	(8,330)
Short-term borrowings	50,849	(34,259)
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	22,165
Increase in long-term debt	49,566	17,957
Decrease in long-term debt	(130,012)	(27,122)
Purchase of common stock	(5,777)	(3,188)
Issuance of common stock	3,357	197
Tax benefit of stock-based compensation	376	272
Cash dividends paid	(28,384)	(27,022)

Net cash flows provided by financing activities	21,701	59,167

Net Increase in Cash and Due from Banks	15,276	5,144
Cash and due from banks at beginning of period	122,362	131,604

Cash and Due from Banks at End of Period	$137,638	$136,748

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2007
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
MERGERS AND ACQUISITIONS
     On May 26, 2006, the Corporation completed its acquisition of The Legacy Bank (Legacy), a commercial bank and trust company headquartered in Harrisburg, Pennsylvania, with $375.1 million in assets, including $294.4 million in loans and $256.5 million in deposits. Consideration paid by the Corporation totaled $72.4 million comprised primarily of 2,682,053 shares of the Corporation’s common stock and $21.1 million in exchange for 3,831,505 shares of Legacy common stock. At the time of the acquisition, Legacy was merged into FNBPA. Based on the purchase price allocation, the Corporation recorded $46.4 million in goodwill and $4.3 million in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.
     The assets and liabilities of Legacy were recorded on the balance sheet at their estimated fair values as of the acquisition date. The consolidated financial statements include the results of operations of Legacy from the acquisition date.

NEW ACCOUNTING STANDARDS
The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to report certain financial assets and liabilities at fair value with the changes in fair value included in earnings. In general, a company may elect the fair value option for an eligible financial asset or financial liability when it first recognizes the instrument on its balance sheet or enters into an eligible firm commitment. A company may also elect the fair value option for eligible items that exist on the effective date of FAS 159. A company’s decision to elect the fair value option for an eligible item is irrevocable. A company that elects the fair value option is expected to apply sound risk management and control practices to the assets and liabilities that will be accounted for at fair value under the option. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2008. The Corporation is currently evaluating the effect, if any, that the adoption of FAS 159 will have on its consolidated financial statements.
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

SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	June 30,	December 31,
	2007	2006
U.S. Treasury and other U.S. government agencies and corporations	$113,927	$143,441
Mortgage-backed securities of U.S. government agencies	74,145	27,184
States of the U.S. and political subdivisions	50,896	37,028
Corporate debt securities	48,725	40,929

Total debt securities	287,693	248,582
Equity securities	5,693	9,697

	$293,386	$258,279

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	June 30,	December 31,
	2007	2006
U.S. Treasury and other U.S. government agencies and corporations	$84,489	$89,378
Mortgage-backed securities of U.S. government agencies	542,096	559,658
States of the U.S. and political subdivisions	107,384	112,226
Corporate and other debt securities	7,635	14,817

	$741,604	$776,079

     The Corporation sold $2.9 million of securities at a gain of $1.0 million during the six months ended June 30, 2007 and sold $24.0 million of securities at a gain of $0.9 million during the six months ended June 30, 2006. During the six months ended June 30, 2007, the Corporation also recognized a gain of $0.1 million relating to $6.6 million of called securities and a loss of $0.1 million due to the write-down to market value of an equity security of a company that was acquired. None of the security sales during 2007 or 2006 were at a loss.
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

     Following are summaries of the age of unrealized losses and the associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2007
U.S. Treasury and other U.S. government agencies and corporations	$98,953	$(225)	$—	$—	$98,953	$(225)
Mortgage-backed securities of U.S. government agencies	34,973	(313)	24,140	(563)	59,113	(876)
States of the U.S. and political subdivisions	43,159	(1,395)	623	(10)	43,782	(1,405)
Corporate debt securities	10,473	(62)	1,858	(142)	12,331	(204)
Equity securities	4,490	(139)	27	(6)	4,517	(145)

	$192,048	$(2,134)	$26,648	$(721)	$218,696	$(2,855)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$88,537	$(91)	$54,904	$(57)	$143,441	$(148)
Mortgage-backed securities of U.S. government agencies	—	—	25,602	(296)	25,602	(296)
States of the U.S. and political subdivisions	12,031	(107)	1,135	(3)	13,166	(110)
Corporate debt securities	6,971	(57)	9,077	(30)	16,048	(87)
Equity securities	301	(9)	152	(6)	453	(15)

	$107,840	$(264)	$90,870	$(392)	$198,710	$(656)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2007
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$83,750	$(232)	$83,750	$(232)
Mortgage-backed securities of U.S. government agencies	127,251	(2,234)	382,798	(14,804)	510,049	(17,038)
States of the U.S. and political subdivisions	21,721	(391)	80,385	(2,077)	102,106	(2,468)
Corporate debt securities	557	(1)	4,246	(52)	4,803	(53)

	$149,529	$(2,626)	$551,179	$(17,165)	$700,708	$(19,791)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$87,591	$(279)	$979	$(21)	$88,570	$(300)
Mortgage-backed securities of U.S. government agencies	67,397	(122)	410,078	(8,808)	477,475	(8,930)
States of the U.S. and political subdivisions	2,611	(8)	80,232	(834)	82,843	(842)
Corporate debt securities	3,683	(4)	8,614	(225)	12,297	(229)

	$161,282	$(413)	$499,903	$(9,888)	$661,185	$(10,301)

     As of June 30, 2007, securities with unrealized losses for less than 12 months include 7 investments in U.S. Treasury and other U.S. government agencies and corporations securities, 15 investments in mortgage-backed securities of U.S. government agencies, 98 investments in states of the U.S. and political subdivision securities, 5 investments in corporate debt securities and 5 investments in equity securities. As of June 30, 2007, securities with unrealized losses of greater than 12 months include 8 investments in U.S. Treasury and other U.S. government agencies and corporations securities, 81 investments in mortgage-backed securities of U.S. government agencies, 102 investments in states of the U.S. and political subdivision securities, 6 investments in corporate debt securities and 1 investment in equity securities. The Corporation has concluded that the decline in market value is due to changes in market interest rates and that it has both the intent and ability to hold these securities to maturity or for the time necessary to recover any decline in market value and as such these unrealized losses have been deemed temporary and no impairment loss has been recognized in the Corporation’s consolidated statement of income.
BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	June 30,	December 31,
	2007	2006
Securities sold under repurchase agreements	$257,219	$252,064
Subordinated notes	113,263	108,118
Federal funds purchased	44,000	—
Other short-term borrowings	277	3,728

	$414,759	$363,910

     Following is a summary of long-term debt (in thousands):

	June 30,	December 31,
	2007	2006
Federal Home Loan Bank advances	$388,224	$469,064
Subordinated notes	50,306	49,808
Convertible debt	663	705
Other long-term debt	251	313

	$439,444	$519,890

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $1.9 billion, of which $388.2 million was used as of June 30, 2007. These advances are secured by loans collateralized by 1-4 family mortgages and the security portfolio and are scheduled to mature in various amounts periodically through the year 2017. Effective interest rates on these advances range from 2.79% to 5.75% at both June 30, 2007 and December 31, 2006.

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
     The trust preferred securities of Statutory Trust I bear interest at a floating rate per annum equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 325 basis points. The interest rate in effect at June 30, 2007 was 8.60%. The subordinated debt of $128.9 million issued to Statutory Trust I is first redeemable, in whole or in part, by the Corporation on or after March 31, 2008 and matures on March 31, 2033.
     The trust preferred securities of Statutory Trust II bear interest at a fixed rate per annum equal to 7.17% through June 15, 2011, at which time the issue converts to a floating rate equal to the three-month LIBOR plus 165 basis points. The subordinated debt of $22.2 million issued to Statutory Trust II is first redeemable, in whole or in part, by the Corporation on or after June 15, 2011 and matures on June 15, 2036.
INTEREST RATE SWAP
     In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it pays a fixed rate of interest and receives a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of subordinated debt. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under Derivative Implementation Group Issue No. G7 using the hypothetical derivative method. At June 30, 2007, the swap had a fair value of $1.0 million which has been recorded in other assets, and other comprehensive loss, net of tax.
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

     Following is a summary of off-balance sheet credit risk information (in thousands):

	June 30,	December 31,
	2007	2006
Commitments to extend credit	$987,417	$879,707
Standby letters of credit	83,292	91,685
     At June 30, 2007, funding of approximately 71.8% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     The Corporation and its subsidiaries are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or was engaged in other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such legal proceedings will have a material adverse effect on the Corporation’s consolidated financial position. However, the Corporation cannot determine whether or not any claims asserted against it will have a material adverse effect on its results of operations in any future reporting period. It is possible, in the event of unexpected future developments, that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated results of operations for a particular period.
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

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income - basic earnings per share	$17,622	$16,635	$34,992	$32,437
Interest expense on convertible debt	6	4	12	4

Net income after assumed conversion - diluted earnings per share	$17,628	$16,639	$35,004	$32,441

Basic weighted average common shares outstanding	60,127,296	58,237,880	60,116,221	57,710,830
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	493,937	471,495	510,896	441,260

Diluted weighted average common shares outstanding	60,621,233	58,709,375	60,627,117	58,152,090

Basic earnings per share	$0.29	$0.29	$0.58	$0.56

Diluted earnings per share	$0.29	$0.28	$0.58	$0.56

STOCK INCENTIVE PLANS
Restricted Stock
     The Corporation awards restricted shares of common stock to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted shares is equal to the price of the Corporation’s common stock on the grant date. The Corporation has available up to 3,171,003 shares to issue under these Plans.
     Under the Plans, half of the shares awarded to management are earned if the Corporation meets or exceeds certain financial performance results when compared to its peers. The remaining service-based portion of the shares are expensed ratably over a three-year vesting period while performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of a four-year vesting period. The Corporation also issues discretionary service-based awards to certain employees that vest twenty percent each year over five years.
     These awards are subject to certain accelerated vesting provisions upon retirement, death, disability or in the event of a change of control as defined in the Plans. The unvested shares of restricted stock are eligible to receive cash dividends which are used to purchase additional shares of stock. The additional shares of stock are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met.
     Share-based compensation expense recognized under FAS 123R, Share-Based Payment, related to restricted stock awards was $0.7 million and $0.5 million for the six months ended June 30, 2007 and 2006, respectively.

     The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Unvested shares outstanding at beginning of period	302,264	$18.54	296,457	$18.52
Vested	(54,448)	18.56	(10,996)	15.34
Forfeited	(531)	16.46	(1,172)	18.78
Dividend reinvestment	6,911	16.96	8,247	16.38

Unvested shares outstanding at end of period	254,196	18.50	292,536	18.58

     As of June 30, 2007, there was $2.1 million of unrecognized compensation cost related to unvested restricted stock awards granted including $0.9 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. The components of the restricted stock awards as of June 30, 2007 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested shares	115,472	138,724	254,196
Unrecognized compensation expense	$762	$1,309	$2,071
Intrinsic value	$1,933	$2,322	$4,255
Weighted average remaining life (in years)	1.7	1.9	1.8
Stock Options
     There were no stock options granted during the six months ended June 30, 2007 or 2006. All outstanding stock options have been granted at prices equal to the fair market value at the date of the grant and are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006.
     The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,450,225	$11.69	1,622,864	$11.54
Assumed in acquisitions	—	—	224,350	11.63
Exercised	(174,684)	11.74	(96,639)	9.87

Options outstanding and exercisable at end of period	1,275,541	11.69	1,750,575	11.64

     The intrinsic value of outstanding and exercisable stock options at June 30, 2007 was $6.6 million.

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
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$849	$1,194	$1,698	$2,409
Interest cost	1,544	1,688	3,088	3,467
Expected return on plan assets	(2,143)	(2,013)	(4,286)	(4,020)
Amortization:
Unrecognized net transition asset	(23)	(23)	(46)	(46)
Unrecognized prior service (credit) cost	(272)	8	(544)	16
Unrecognized loss	215	404	430	803

Net periodic pension benefit cost	$170	$1,258	$340	$2,629

     The net periodic pension cost decreased for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to lower service and interest costs and the amortization of the unrecognized service credit primarily resulting from the RIP amendment at the end of the second quarter of 2006.
     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. As an offset to the decrease in RIP benefits, beginning in the first quarter of 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. As a result, the Corporation’s contribution expense of $1.6 million for the six months ended June 30, 2007 increased by $0.8 million from $0.8 million for the six months ended June 30, 2006.
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
     The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service cost	$14	$94	$28	$188
Interest cost	33	85	66	170
Amortization:
Unrecognized net transition asset	—	8	—	16
Unrecognized prior service (credit) cost	(421)	8	(842)	16

Net periodic postretirement benefit cost	$(374)	$195	$(748)	$390

     The net periodic postretirement benefit cost decreased for the three and six months ended June 30, 2007, compared to the same periods in 2006, due to lower service and interest costs and the amortization of the unrecognized service credit resulting from the postretirement plan amendment at the end of the second quarter of 2006.
INCOME TAXES
     The Corporation adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized an increase of $1.2 million in the liability for unrecognized tax benefits including $0.1 million related to interest. The cumulative effect of adoption was accounted for as a decrease to the January 1, 2007 balance of retained earnings. On January 1, 2007, the Corporation’s unrecognized tax benefits totaled $3.6 million, of which $0.3 million relates to interest and $2.7 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate. As of June 30, 2007, the liability for unrecognized tax benefits totaled $3.8 million, of which $0.3 million relates to interest and $2.8 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate.
     The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Corporation files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in several state jurisdictions. With limited exception, the Corporation is no longer subject to U.S. federal or state income tax examinations for years prior to 2003. Federal and state income tax returns for 2003 through 2006 are currently subject to examination. Management does not anticipate that federal or state examinations will result in an unfavorable material change to its financial position or results of operations. However, it is reasonably possible that a reduction in the unrecognized tax benefit of up to $1.3 million may occur in the next twelve months from the outcome of examinations and/or the expiration of statutes of limitations which would result in a reduction in income taxes.

COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income	$17,622	$16,635	$34,992	$32,437
Other comprehensive loss:
Unrealized losses on securities:
Arising during the period	(2,031)	(1,209)	(2,452)	(921)
Less: reclassification adjustment for gains included in net income	(198)	(220)	(679)	(576)
Unrealized (loss) gain on swap	(69)	308	(295)	840
Pension and postretirement amortization	(326)	—	(652)	—
Minimum pension liability adjustment	—	(42)	—	(42)

Other comprehensive loss	(2,624)	(1,163)	(4,078)	(699)

Comprehensive income	$14,998	$15,472	$30,914	$31,738

     The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

June 30	2007	2006
Unrealized (losses) gains on securities	$(508)	$1,999
Unrealized gain on swap	678	1,812
Unrecognized pension and postretirement obligations	(5,794)	—
Minimum pension liability adjustment	—	(913)

Accumulated other comprehensive (loss) income	$(5,624)	$2,898

CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Six Months Ended June 30	2007	2006
Interest paid on deposits and other borrowings	$86,791	$67,900
Income taxes paid	13,282	5,500
Transfers of loans to other real estate owned	1,297	2,511
Transfers of other real estate owned to loans	18	199
Summary of business acquisitions:
Fair value of tangible assets acquired	—	$355,049
Fair value of core deposit and other intangible assets acquired	—	5,200
Fair value of liabilities assumed	—	(336,545)
Fair value of stock issued and stock options and warrants assumed	—	(51,227)
Net cash paid in the acquisition	—	(16,935)

Goodwill recognized	—	$(44,458)

BUSINESS SEGMENTS
     The Corporation operates in four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals and purchasing installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
     The following tables provide financial information for these segments of the Corporation (in thousands). The information provided under the caption “Parent and Other” includes the parent company, other non-bank subsidiaries, eliminations and adjustments which are necessary for purposes of reconciling to the consolidated amounts.

	Community	Wealth		Consumer	Parent
	Banking	Management	Insurance	Finance	and Other	Consolidated
At or for the Three Months Ended June 30, 2007
Interest income	$84,211	$29	$117	$7,842	$(579)	$91,620
Interest expense	39,424	3	—	1,596	2,248	43,271
Net interest income	44,787	26	117	6,246	(2,827)	48,349
Provision for loan losses	996	—	—	842	—	1,838
Non-interest income	14,033	4,093	2,730	495	(976)	20,375
Non-interest expense	31,894	2,966	2,471	3,508	(120)	40,719
Intangible amortization	985	6	112	—	—	1,103
Income tax expense (benefit)	7,441	410	102	855	(1,366)	7,442
Net income (loss)	17,504	737	162	1,536	(2,317)	17,622
Total assets	5,891,808	6,688	24,024	153,387	(14,658)	6,061,249
Total intangibles	249,589	1,265	11,102	1,809	—	263,765

	Community	Wealth		Consumer	Parent
	Banking	Management	Insurance	Finance	and Other	Consolidated
At or for the Three Months Ended June 30, 2006
Interest income	$76,547	$44	$149	$7,544	$(819)	$83,465
Interest expense	33,327	3	—	1,421	2,021	36,772
Net interest income	43,220	41	149	6,123	(2,840)	46,693
Provision for loan losses	1,256	—	—	1,241	—	2,497
Non-interest income	14,938	3,412	2,786	482	(1,279)	20,339
Non-interest expense	31,002	2,515	2,655	3,862	(339)	39,695
Intangible amortization	913	4	112	—	—	1,029
Income tax expense (benefit)	7,658	334	67	530	(1,413)	7,176
Net income (loss)	17,329	600	101	972	(2,367)	16,635
Total assets	5,909,312	7,094	27,323	146,182	(17,172)	6,072,739
Total intangibles	252,927	1,178	11,532	1,809	—	267,446

	Community	Wealth		Consumer	Parent
	Banking	Management	Insurance	Finance	and Other	Consolidated
At or for the Six Months Ended June 30, 2007
Interest income	$167,425	$65	$246	$15,614	$(1,243)	$182,107
Interest expense	78,199	5	—	3,179	4,455	85,838
Net interest income	89,226	60	246	12,435	(5,698)	96,269
Provision for loan losses	1,867	—	—	1,818	—	3,685
Non-interest income	27,611	7,798	6,420	1,072	(1,610)	41,291
Non-interest expense	63,794	5,817	4,967	7,351	(417)	81,512
Intangible amortization	1,970	13	223	—	—	2,206
Income tax expense (benefit)	14,919	724	535	1,557	(2,570)	15,165
Net income (loss)	34,287	1,304	941	2,781	(4,321)	34,992
Total assets	5,891,808	6,688	24,024	153,387	(14,658)	6,061,249
Total intangibles	249,589	1,265	11,102	1,809	—	263,765

	Community	Wealth		Consumer	Parent
	Banking	Management	Insurance	Finance	and Other	Consolidated
At or for the Six Months Ended June 30, 2006
Interest income	$147,129	$74	$282	$15,107	$(1,506)	$161,086
Interest expense	61,855	5	—	2,784	3,930	68,574
Net interest income	85,274	69	282	12,323	(5,436)	92,512
Provision for loan losses	2,646	—	—	2,809	—	5,455
Non-interest income	27,858	6,435	6,446	1,039	(1,810)	39,968
Non-interest expense	61,416	4,875	5,218	7,534	(508)	78,535
Intangible amortization	1,733	4	223	—	—	1,960
Income tax expense (benefit)	14,522	581	466	1,065	(2,541)	14,093
Net income (loss)	32,815	1,044	821	1,954	(4,197)	32,437
Total assets	5,909,312	7,094	27,323	146,182	(17,172)	6,072,739
Total intangibles	252,927	1,178	11,532	1,809	—	267,446

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of June 30, 2007, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2007 and 2006 and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2007 and 2006. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
August 7, 2007

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
IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this quarterly report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. The Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
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
RESULTS OF OPERATIONS
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
     Net income for the six months ended June 30, 2007 was $35.0 million or $0.58 per diluted share, compared to net income for the same period of 2006 of $32.4 million or $0.56 per diluted share. The Corporation’s return on average equity was 13.09%, return on average tangible equity (which is calculated by dividing net income less amortization of intangibles by average equity less average intangibles) was 26.80% and return on average assets was 1.17% for the six months ended June 30, 2007, compared to 13.38%, 26.04% and 1.15%, respectively, for the same period in 2006.

     The following table provides information regarding the average balances and yields earned on interest earning assets and rates paid on interest bearing liabilities (dollars in thousands):

	Six Months Ended June 30
	2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,379	$30	4.38%	$2,052	$38	3.73%
Federal funds sold	19,230	503	5.20	14,349	335	4.64
Taxable investment securities (1)	874,488	21,968	5.01	993,958	24,310	4.91
Non-taxable investment securities (1) (2)	162,503	4,278	5.26	142,018	3,661	5.16
Loans (2) (3)	4,256,978	157,615	7.46	3,883,277	134,659	6.99

Total interest earning assets (2)	5,314,578	184,394	6.98	5,035,654	163,003	6.51

Cash and due from banks	113,337			115,097
Allowance for loan losses	(52,495)			(51,811)
Premises and equipment	85,316			86,793
Other assets	555,261			518,417

Total Assets	$6,015,997			$5,704,150

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,395,794	17,995	2.60	$1,161,810	12,095	2.10
Savings	598,918	4,967	1.67	643,184	4,140	1.30
Certificates and other time	1,757,223	38,613	4.43	1,670,281	30,209	3.65
Repurchase agreements	255,165	5,957	4.64	192,536	3,726	3.85
Other short-term borrowings	129,055	3,229	4.98	161,795	3,495	4.30
Long-term debt	484,005	9,625	4.01	541,493	10,066	3.75
Junior subordinated debt	151,031	5,452	7.28	133,397	4,843	7.32

Total interest bearing liabilities (2)	4,771,191	85,838	3.62	4,504,496	68,574	3.07

Non-interest bearing demand	633,577			642,944
Other liabilities	72,032			67,920

Total Liabilities	5,476,800			5,215,360

Stockholders’ Equity	539,197			488,790

Total Liabilities and Stockholders’ Equity	$6,015,997			$5,704,150

Excess of interest earning assets over interest bearing liabilities	$543,387			$531,158

Fully tax-equivalent net interest income		98,556			94,429

Net interest spread			3.36%			3.45%

Net interest margin (2)			3.73%			3.77%

Tax-equivalent adjustment		2,287			1,917

Net interest income		$96,269			$92,512

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The yields on interest earning assets, rates paid on interest bearing liabilities and the net interest margin are presented on an annualized basis.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities, federal funds sold and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, repurchase agreements, short- and long-term borrowings and junior subordinated debt). For the six months ended June 30, 2007, net interest income, which comprised 70.0% of net revenue (net interest income plus non-interest income) as compared to 69.8% for the same period in 2006, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent (FTE) basis, was $98.6 million for the six months ended June 30, 2007, an increase of $4.1 million or 4.4% compared to $94.4 million for the six months ended June 30, 2006. Average earning assets increased $278.9 million or 5.5% and average interest bearing liabilities increased $266.7 million or 5.9% from the same period in 2006 primarily due to organic growth and the acquisition of Legacy in the second quarter of 2006. However, the Corporation’s net interest margin decreased 4 basis points from the first half of 2006 to 3.73% for the first six months of 2007 and was negatively impacted by a flattening of the yield curve which became slightly inverted during the latter half of 2006 and continued into 2007. As such, the Corporation experienced less opportunity to earn higher rates on earning assets compared to the need to increase rates on its deposits and repurchase agreements driven by market rates, competitive pricing and higher debt costs. Details on changes in FTE net interest income attributed to changes in earning assets, interest bearing liabilities, yields earned and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the yields earned and rates paid for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 (in thousands):

	Volume	Rate	Net
Interest Income (1) (2)
Interest bearing deposits with banks	$(14)	$6	$(8)
Federal funds sold	124	44	168
Securities	(2,447)	722	(1,725)
Loans	13,904	9,052	22,956

	11,567	9,824	21,391

Interest Expense (1)
Deposits:
Interest bearing demand	2,702	3,198	5,900
Savings	238	589	827
Certificates and other time	1,652	6,752	8,404
Repurchase agreements	1,365	866	2,231
Other short-term borrowings	(758)	492	(266)
Long-term debt	(1,114)	673	(441)
Junior subordinated debt	637	(28)	609

	4,722	12,542	17,264

Net Change	$6,845	$(2,718)	$4,127

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

     Interest income, on a fully taxable equivalent basis, of $184.4 million for the six months ended June 30, 2007 increased by $21.4 million or 13.1% from the same period of 2006 due to higher average balances and yields on earning assets. The $278.9 million increase in average earning assets for the first six months of 2007 was driven by an increase of $373.7 million in average loans, partially offset by a decrease of $99.0 million in investment securities. The increase in average loans was the result of a combination of organic growth and the Corporation’s acquisition of Legacy in the second quarter of 2006, while the decrease in average investment securities reflects the use of proceeds from repayments and maturities to fund loan growth and repayment of long-term debt. Also, there was an improvement in the yield on earning assets of 47 basis points to 6.98% for the first six months of 2007, which included $0.9 million of interest received on previously non-accruing loans that favorably impacted both the yield on earning assets and net interest margin by 3 basis points.
     Interest expense of $85.8 million for the six months ended June 30, 2007 increased by $17.3 million or 25.2% from $68.6 million for the same period of 2006. This increase was primarily attributable to an increase of 55 basis points in the Corporation’s cost of funds to 3.62% during the first six months of 2007. Also, average interest bearing liabilities increased $266.7 million or 5.9% to average $4.8 billion for the first six months of 2007. This growth was primarily attributable to a combined increase of $189.7 million or 10.5% in the deposit categories of interest bearing demand deposits and savings, a $62.6 million or 32.5% increase in customer repurchase agreements and an increase in certificates and other time deposits of $86.9 million or 5.2%. Interest bearing demand and certificates and other time deposits increased due to organic growth resulting from an expanded suite of deposit products designed to attract and retain customers and from the acquisition of Legacy in the second quarter of 2006. Customer repurchase agreements increased primarily due to the implementation of a strategic initiative to increase and expand commercial customer relationships. The average balance for junior subordinated debt owed to unconsolidated subsidiary trusts increased by $17.6 million or 13.2% from the first six months of 2006 due to the issuance of $21.5 million of new debt to partially finance the Legacy acquisition in the second quarter of 2006. Partially offsetting these increases were declines in average short-term borrowings of $32.7 million or 20.2% and average long-term debt of $57.5 million or 10.6% from the first six months of 2006 as proceeds from the repayments and maturities of investment securities were used to repay short-term borrowings and long-term debt.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $3.7 million for the six months ended June 30, 2007 decreased $1.8 million or 32.4% from $5.5 million for the same period of 2006 primarily due to continued improvement in credit quality including lower net charge-offs and non-performing loans. Improving trends in non-performing loans and the commercial and consumer loan portfolios produced lower levels of estimated losses and resulted in a $1.3 million reduction in the allowance for loan losses during the first half of 2007, compared to a $0.7 million reduction in the same period of 2006. More specifically, during the first six months of 2007, net charge-offs totaled $5.0 million or 0.24% (annualized) as a percentage of average loans, an improvement from $6.2 million or 0.32% (annualized) as a percentage of average loans for the same period of 2006. The ratio of non-performing loans to total loans was 0.56% at June 30, 2007, an improvement from 0.74% at June 30, 2006 and the ratio of non-performing assets to total assets was 0.48% and 0.62%, respectively, at those same dates. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $41.3 million for the six months ended June 30, 2007 increased $1.3 million or 3.3% from the same period of 2006. This increase resulted primarily from increases in insurance commissions and fees, securities commissions and fees, trust fees, gain on sale of securities and bank owned life insurance partially offset by a decrease in other non-interest income.
     Service charges on loans and deposits of $19.8 million for the first six months of 2007 remained stable compared to the same period of 2006.

     Insurance commissions and fees of $7.6 million for the first six months of 2007 increased $0.3 million or 4.2% from the same period of 2006 primarily due to efforts made to better match available insurance products with the preferences of the Corporation’s commercial customers. The growth in the book of business has more than offset lower revenues from the soft renewal market in the insurance industry where many account renewal commissions have declined due to lower premiums charged by insurance carriers.
     Securities commissions and fees of $2.9 million for the first six months of 2007 increased $0.7 million or 29.8% compared to the same period of 2006 primarily due to higher organic annuity and securities sales and the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Trust fees of $4.3 million for the first six months of 2007 increased $0.6 million or 15.6% from the same period of 2006 due to growth in assets under management resulting from higher equity valuations, organic growth in overall trust assets and the number of trust accounts as well as the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Gain on sale of securities of $1.0 million for the first six months of 2007 increased $0.2 million or 17.7% from the same period of 2006.
     Bank owned life insurance income of $2.0 million for the first six months of 2007 increased $0.4 million or 24.4% from the same period of 2006 due to increases in crediting rates paid on the insurance policies.
     Other non-interest income of $2.8 million for the first six months of 2007 decreased $0.8 million or 21.1% from the same period of 2006. This decrease was primarily due to $1.0 million lower gains on settlements of impaired loans acquired in previous acquisitions partially offset by higher customer swap fee income totaling $0.2 million for the first six months of 2007. The first six months of 2006 had a gain on settlement of an impaired loan of $1.3 million compared to $0.3 million for the same period of 2007.
Non-Interest Expense
     Total non-interest expense of $83.7 million for the first six months of 2007 increased $3.2 million or 4.0% from the same period of 2006. This increase resulted from an increase in salaries and employee benefit costs, net occupancy expense, amortization of intangibles and other expense in the first six months of 2007 compared to the same period in 2006.
     Salaries and employee benefits of $43.7 million for the first six months of 2007 increased $1.3 million or 3.0% from the same period of 2006. This increase was primarily attributable to normal annual compensation and benefit increases and additional costs associated with the employees retained from the Corporation’s acquisition of Legacy in the second quarter of 2006, partially offset by lower expense due to the modernization of the Corporation’s pension and postretirement benefit plans.
     Net occupancy expense of $7.5 million for the first six months of 2007 increased $0.6 million or 9.2% from the same period of 2006. The increase was primarily due to additional operating costs associated with the Corporation’s acquisition of Legacy in the second quarter of 2006, the opening of a new branch in 2006 and several new loan production offices in 2006 and 2007.
     Amortization of intangibles expense of $2.2 million for the first six months of 2007 increased $0.2 million or 12.6% from the same period in the prior year due to the amortization of additional core deposit and other intangibles as a result of the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Other non-interest expense of $23.6 million for the first six months of 2007 increased $1.0 million or 4.4% from the same period of 2006. The increase was primarily due to higher shares tax and additional operating costs associated with the Corporation’s acquisition of Legacy in the second quarter of 2006 and higher outside professional services. Other non-interest expense for the six months ended June 30, 2006 included merger expenses of $0.7 million related to the Legacy acquisition.

Income Taxes
     The Corporation’s income tax expense of $15.2 million for the six months ended June 30, 2007 increased by $1.1 million or 7.6% from the same period in 2006. The effective tax rate of 30.2% for the six months ended June 30, 2007 declined slightly from 30.3% for the same period in the prior year due to an increase in tax-exempt investments and loans and excludable dividend income on bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
     Net income for the three months ended June 30, 2007 was $17.6 million or $0.29 per diluted share, compared to net income for the same period of 2006 of $16.6 million or $0.28 per diluted share. The Corporation’s return on average equity was 13.11%, return on average tangible equity was 26.81% and return on average assets was 1.17% for the three months ended June 30, 2007, compared to 13.43%, 26.62% and 1.15%, respectively, for the same period in 2006.

     The following table provides information regarding the average balances and yields earned on interest earning assets and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended June 30
	2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,151	$13	4.42%	$2,527	$22	3.43%
Federal funds sold	33,864	445	5.21	23,863	285	4.72
Taxable investment securities (1)	866,249	10,937	5.03	981,801	12,031	4.91
Non-taxable investment securities (1) (2)	164,481	2,166	5.27	142,327	1,830	5.14
Loans (2) (3)	4,258,872	79,229	7.46	3,976,154	70,252	7.08

Total interest earning assets (2)	5,324,617	92,790	6.98	5,126,672	84,420	6.60

Cash and due from banks	112,490			116,040
Allowance for loan losses	(52,138)			(52,155)
Premises and equipment	84,767			86,999
Other assets	555,258			530,418

Total Assets	$6,024,994			$5,807,974

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,428,529	9,351	2.63	$1,231,679	7,134	2.32
Savings	594,948	2,454	1.65	639,359	2,233	1.40
Certificates and other time	1,751,875	19,524	4.47	1,694,561	16,098	3.81
Repurchase agreements	252,776	2,970	4.65	190,395	1,954	4.06
Other short-term borrowings	119,320	1,488	4.94	148,512	1,670	4.45
Long-term debt	470,215	4,745	4.05	548,843	5,171	3.78
Junior subordinated debt	151,031	2,739	7.27	137,878	2,512	7.31

Total interest bearing liabilities (2)	4,768,694	43,271	3.63	4,591,227	36,772	3.21

Non-interest bearing demand	644,980			647,606
Other liabilities	72,316			72,321

Total Liabilities	5,485,990			5,311,154

Stockholders’ Equity	539,004			496,820

Total Liabilities and Stockholders’ Equity	$6,024,994			$5,807,974

Excess of interest earning assets over interest bearing liabilities	$555,923			$535,445

Fully tax-equivalent net interest income		49,519			47,648

Net interest spread			3.35%			3.39%

Net interest margin (2)			3.73%			3.73%

Tax-equivalent adjustment		1,170			955

Net interest income		$48,349			$46,693

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The yields on interest earning assets, rates paid on interest bearing liabilities and the net interest margin are presented on an annualized basis.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     For the three months ended June 30, 2007, net interest income, which comprised 70.4% of net revenue (net interest income plus non-interest income) compared to 69.7% for the same period in 2006, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, was $49.5 million for the three months ended June 30, 2007, an increase of $1.9 million or 3.9% compared to $47.6 million for the three months ended June 30, 2006. The average earning assets increased $197.9 million or 3.9% and average interest bearing liabilities increased $177.5 million or 3.9% from the same period in 2006 primarily due to the acquisition of Legacy in the second quarter of 2006 and organic growth. The Corporation’s net interest margin remained constant at 3.73% for the second quarter of 2007 compared to the second quarter of 2006 as higher rates on earning assets were offset by increased rates paid on deposits and repurchase agreements driven by market rates, competitive pricing and higher debt costs. Details on changes in FTE net interest income attributed to changes in earning assets, interest bearing liabilities, yields earned and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 (in thousands):

	Volume	Rate	Net
Interest Income (1) (2)
Interest bearing deposits with banks	$(14)	$5	$(9)
Federal funds sold	132	28	160
Securities	(1,184)	426	(758)
Loans	5,350	3,627	8,977

	4,284	4,086	8,370

Interest Expense (1)
Deposits:
Interest bearing demand	1,222	995	2,217
Savings	13	208	221
Certificates and other time	554	2,872	3,426
Repurchase agreements	704	312	1,016
Other short-term borrowings	(349)	167	(182)
Long-term debt	(775)	349	(426)
Junior subordinated debt	239	(12)	227

	1,608	4,891	6,499

Net Change	$2,676	$(805)	$1,871

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on a fully taxable equivalent basis, of $92.8 million for the three months ended June 30, 2007 increased by $8.4 million or 9.9% from the same period of 2006 due to an increase in and higher yield on earning assets. Average earning assets of $5.3 billion for the second quarter of 2007 grew $197.9 million or 3.9% from the same period of 2006 driven by an increase of $282.7 million in average loans, partially offset by a decrease of $93.4 million in investment securities. The increase in average loans was the result of a combination of organic growth and the Corporation’s acquisition of Legacy in the second quarter of 2006, while the decrease in average investment securities reflects the use of proceeds from repayments and maturities to fund loan growth and repayment of long-term debt. Also, there was an improvement in the yield on earning assets of 38 basis points to 6.98% for the second quarter of 2007 compared to the second quarter of 2006 primarily due to a 47 basis point increase in the yield on loans.

     Interest expense of $43.3 million for the three months ended June 30, 2007 increased by $6.5 million or 17.7% from the same period of 2006. This increase was primarily attributable to an increase of 42 basis points in the Corporation’s cost of funds to 3.63% during the second quarter of 2007. Also, average interest bearing liabilities increased $177.5 million or 3.9% to $4.8 billion for the second quarter of 2007. This growth was primarily attributable to a combined increase of $152.4 million or 8.1% in the deposit categories of interest bearing demand deposit and savings, a $62.4 million increase in customer repurchase agreements and an increase in certificates and other time deposits of $57.3 million or 3.4%. Interest bearing demand and certificates and other time deposits increased due to organic growth resulting from an expanded suite of deposit products designed to attract and retain customers and from the acquisition of Legacy in the second quarter of 2006. Customer repurchase agreements increased primarily due to the implementation of a strategic initiative to increase and expand commercial customer relationships. The average balance for junior subordinated debt owed to unconsolidated subsidiary trusts also increased by $13.2 million or 9.5% from the second quarter of 2006 due to the issuance of $21.5 million of new debt to partially finance the Legacy acquisition in the second quarter of 2006. Offsetting these increases were declines in average short-term borrowings of $29.2 million or 19.7% and average long-term debt of $78.6 million or 14.3% from the second quarter of 2006 as proceeds from the repayments and maturities of investment securities were used to repay short-term borrowings and long-term debt.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $1.8 million for the three months ended June 30, 2007 decreased $0.7 million or 26.4% from the same period of 2006 primarily due to continued improvement in credit quality including lower net charge-offs and non-performing loans. Improving trends in non-performing loans and the commercial and consumer loan portfolios produced lower levels of estimated losses and resulted in a $0.7 million reduction in the allowance for loan losses during the second quarter of 2007 compared to a $0.2 million reduction in the second quarter of 2006. More specifically, during the second quarter of 2007, net charge-offs totaled $2.6 million or 0.24% (annualized) as a percentage of average loans, an improvement from $2.7 million or 0.27% (annualized) as a percentage of average loans for the same period of 2006. The ratio of non-performing loans to total loans was 0.56% at June 30, 2007, an improvement from 0.74% at June 30, 2006 and the ratio of non-performing assets to total assets was 0.48% and 0.62%, respectively, at those same dates. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $20.4 million for the three months ended June 30, 2007 increased slightly from the same period of 2006. Increases in securities commissions and fees, trust fees and bank owned life insurance were substantially offset by a decrease in other non-interest income.
     Service charges on loans and deposits of $10.2 million for the second quarter of 2007 remained stable compared to the same period of 2006.
     Insurance commissions and fees of $3.2 million for the second quarter of 2007 was flat compared to the same period of 2006. The soft renewal market in the insurance industry offset the growth experienced in the book of business. Specifically, many account renewal commissions have declined due to lower premiums charged by insurance carriers.
     Securities commissions and fees of $1.7 million for the second quarter of 2007 increased $0.3 million or 26.1% compared to the same period of 2006 primarily due to higher organic annuity and securities sales and the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Trust fees of $2.1 million for the second quarter of 2007 increased $0.3 million or 13.9% from the same period of 2006 due to growth in assets under management resulting from higher equity valuations, organic growth in overall trust assets and the number of trust accounts and the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Bank owned life insurance income of $1.0 million for the second quarter of 2007 increased $0.2 million or 24.5% from the same period of 2006 due to increases in crediting rates paid on the insurance policies.

     Other non-interest income of $1.5 million for the second quarter of 2007 decreased $0.7 million or 32.3% from the same period of 2006 due to lower gains on settlement of impaired loans acquired in previous acquisitions. The second quarter of 2006 had a gain on settlement of an impaired loan of $0.9 million compared to $0.2 million for the second quarter of 2007.
Non-Interest Expense
     Total non-interest expense of $41.8 million for the second quarter of 2007 increased $1.1 million or 2.7% from the same period of 2006. This increase resulted from an increase in salaries and employee benefit costs, net occupancy expense, amortization of intangibles and other expense in the second quarter of 2007 compared to the same period in 2006.
     Salaries and employee benefits of $21.5 million for the second quarter of 2007 increased $0.3 million or 1.6% from the same period of 2006. This increase was primarily attributable to normal annual compensation and benefit increases and the additional costs associated with the employees retained from the Corporation’s acquisition of Legacy in the second quarter of 2006, substantially offset by lower expense due to the modernization of the Corporation’s pension and postretirement benefit plans.
     Net occupancy expense of $3.7 million for the second quarter of 2007 increased $0.2 million or 5.6% from the same period of 2006. The increase was primarily due to additional operating costs associated with the Corporation’s acquisition of Legacy in the second quarter of 2006, the opening of a new branch in 2006 and several new loan production offices in 2006 and 2007.
     Amortization of intangibles expense of $1.1 million for the second quarter of 2007 increased $0.1 million or 7.2% from the same period in the prior year due to the amortization of additional core deposit and other intangibles as a result of the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Other non-interest expense of $12.3 million for the second quarter of 2007 increased $0.5 million or 4.1% from the same period of 2006. The increase was primarily due to higher shares tax and additional operating costs associated with the Corporation’s acquisition of Legacy in the second quarter of 2006 and higher outside professional services. Other non-interest expense for the second quarter of 2006 included merger expenses of $0.5 million related to the Legacy acquisition.
Income Taxes
     The Corporation’s income tax expense of $7.4 million for the three months ended June 30, 2007 increased by $0.3 million or 3.7% from the same period in 2006. The effective tax rate was 29.7% for the three months ended June 30, 2007 and 30.1% for the same period in the prior year. The effective tax rate decline was due to an increase in tax-exempt investments and loans and excludable dividend income on bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Mortgage loan originations totaled $87.1 million and $67.2 million for the six months ended June 30, 2007 and 2006, respectively. Proceeds from the sale of mortgage loans totaled $55.8 million and $46.1 million for the six months ended June 30, 2007 and 2006, respectively.

     Liquidity sources from liabilities are generated primarily through deposits. As of June 30, 2007 and December 31, 2006, deposits comprised 80.7% and 79.9% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources of liquidity that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of June 30, 2007, total availability from the FHLB was $1.9 billion, or 30.6% of total assets while outstanding advances were $388.2 million, or 6.4% of total assets. As of December 31, 2006, outstanding FHLB advances were $469.1 million, or 7.8% of total assets, while the total availability from these sources was $1.9 billion, or 31.7% of total assets.
     The principal source of the parent company’s cash flow is dividends from its subsidiaries. These dividends may be impacted by capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. The parent also has approved lines of credit of $90.0 million with several major domestic banks, which were unused as of June 30, 2007. In addition, the Corporation also issues subordinated notes on a regular basis.
     The Corporation has repurchased shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan since 1991. During the six months ended June 30, 2007, the Corporation purchased 335,000 treasury shares totaling $5.8 million and received $4.8 million upon re-issuance of 339,130 shares. For the same period of 2006, the Corporation purchased 192,800 treasury shares totaling $3.2 million and received $4.2 million as a result of re-issuance of 241,522 shares.
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
     Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides the Corporation with a reasonably comprehensive view of its interest rate risk profile.

     The following gap analysis compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.
     Following is the gap analysis as of June 30, 2007 (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,127,162	$241,093	$295,822	$516,104	$2,180,181
Investments	9,224	54,665	134,507	164,904	363,300

	1,136,386	295,758	430,329	681,008	2,543,481

Interest Bearing Liabilities (IBL)
Non-maturity deposits	963,761	—	—	—	963,761
Time deposits	163,330	256,526	401,096	316,592	1,137,544
Borrowings	321,730	59,428	73,255	189,084	643,497

	1,448,821	315,954	474,351	505,676	2,744,802

Period Gap	$(312,435)	$(20,196)	$(44,022)	$175,332	$(201,321)

Cumulative Gap	$(312,435)	$(332,631)	$(376,653)	$(201,321)

IEA/IBL (Cumulative)	0.78	0.81	0.83	0.93

Cumulative Gap to IEA	(5.86)%	(6.24)%	(7.06)%	(3.77)%

     The cumulative twelve-month, IEA to IBL ratio changed to 0.93 for June 30, 2007 from 0.97 for December 31, 2006.
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
     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates compared to a scenario with unchanged rates:

	June 30,	December 31,	ALCO
	2007	2006	Guidelines
Net interest income change (12 months):
+ 200 basis points	(4.3)%	(2.2)%	+/- 5.0%
+ 100 basis points	(1.1)%	0.2%	+/- 5.0%
- 100 basis points	1.5%	(0.2)%	+/- 5.0%
- 200 basis points	1.9%	(1.8)%	+/- 5.0%

Economic value of equity:
+ 200 basis points	(6.9)%	(5.7)%	—
+ 100 basis points	(2.8)%	(1.8)%	—
- 100 basis points	1.3%	(0.4)%	—
- 200 basis points	(0.9)%	(4.1)%	—
     The overall level of interest rate risk is considered to be relatively low and stable. The Corporation’s modest sensitivity to higher rates increased slightly this year due to the reinvestment of investment cash flows, the extension of asset cash flows due to higher long-term rates, an increase in money market accounts, an increase in federal funds purchased and the forthcoming maturity of the $125.0 million interest rate swap (see below). These were partially offset by the lengthening of time deposits and higher adjustable rate commercial loans.

     The ALCO is responsible for the identification and management of interest rate risk exposure. As such, the ALCO continuously evaluates strategies to manage the Corporation’s exposure to interest rate fluctuations. Since 2004, short-term interest rates have risen significantly while long-term interest rates have increased only slightly. This flattening of the yield curve has made short-term deposits and long-term loans more attractive to customers: a situation that has created additional interest rate risk for the Corporation. In order to keep the risk measures in an acceptable position, the ALCO utilized several strategies to mitigate the Corporation’s risk position. For example, the Corporation has initiated programs to promote longer term time deposits to reduce liability sensitivity. On the lending side, the Corporation regularly sells fixed-rate residential mortgages to the secondary mortgage loan market in order to manage its holdings of long-term, fixed rate loans and has been focusing on the origination of higher volumes of variable rate commercial loans.
     The Corporation also utilizes derivatives to manage interest rate risk. For example, during 2006 the Corporation implemented an interest rate swap program for commercial loans. In effect, the program provides the customer with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps under this program totaled $26.8 million as of June 30, 2007. Additionally, in 2005 the Corporation entered into a forward starting interest rate swap with a notional amount of $125.0 million and an effective date of January 3, 2006. Under the agreement, the Corporation pays a fixed rate of interest and receives a variable rate based on LIBOR. The interest rate swap had the effect of converting $125.0 million of the Corporation’s variable rate trust preferred debt to a fixed rate from the effective date to the maturity date of the interest rate swap of March 31, 2008.
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
DEPOSITS AND REPURCHASE AGREEMENTS
     Following is a summary of deposits and repurchase agreements (in thousands):

	June 30,	December 31,
	2007	2006
Non-interest bearing	$667,646	$654,617
Savings and NOW	2,056,484	1,944,707
Certificates of deposit and other time deposits	1,730,438	1,773,518

Total deposits	4,454,568	4,372,842
Securities sold under repurchase agreements	257,219	252,064

Total deposits and repurchase agreements	$4,711,787	$4,624,906

     Total deposits and repurchase agreements increased by $86.9 million or 1.9% to $4.7 billion at June 30, 2007 compared to December 31, 2006. The growth in savings and NOW deposits due to an expanded suite of deposit products that has attracted additional customers and deposits combined with seasonal and organic growth in non-interest bearing deposits was offset by lower balances in certificates of deposit and other time deposits.
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

     Following is a summary of loans, net of unearned income (in thousands):

	June 30,	December 31,
	2007	2006
Commercial	$2,180,535	$2,111,752
Direct installment	938,683	926,766
Consumer lines of credit	247,470	254,054
Residential mortgages	473,766	490,215
Indirect installment	436,533	461,214
Other	15,327	9,143

	$4,292,314	$4,253,144

     The above loan totals include unearned income of $25.3 million and $26.7 million at June 30, 2007 and December 31, 2006, respectively.
     The majority of the Corporation’s loan portfolio consists of commercial loans, which includes commercial real estate loans and commercial and industrial loans. As of both June 30, 2007 and December 31, 2006, commercial real estate loans were $1.3 billion, or 61.6% and 60.2% of commercial loans, respectively.
     Total loans increased by $39.2 million or 0.9% to $4.3 billion at June 30, 2007. This growth was primarily driven by organic commercial loan growth of $68.8 million or 3.3% and direct installment loan growth of $11.9 million or 1.3%. This growth was offset by a decline of $24.7 million or 5.4% in the indirect installment portfolio driven by weak automobile sales and aggressive manufacturer financing and a $16.4 million or 3.4% reduction in residential mortgages.
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
     Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized when appropriate.
     Following is a summary of non-performing assets (in thousands):

	June 30,	December 31,
	2007	2006
Non-accrual loans	$20,590	$24,636
Restructured loans	3,367	3,492

Total non-performing loans	23,957	28,128
Other real estate owned	5,395	5,948

Total non-performing assets	$29,352	$34,076

Asset quality ratios:
Non-performing loans as a percent of total loans	0.56%	0.66%
Non-performing assets as a percent of total assets	0.48%	0.57%

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
     Following is a summary of changes in the allowance for loan losses (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance at beginning of period	$51,964	$50,178	$52,575	$50,707
Addition from acquisitions	21	3,045	21	3,045
Charge-offs	(3,224)	(3,405)	(6,506)	(7,714)
Recoveries	653	726	1,477	1,548

Net charge-offs	(2,571)	(2,679)	(5,029)	(6,166)
Provision for loan losses	1,838	2,497	3,685	5,455

Balance at end of period	$51,252	$53,041	$51,252	$53,041

Allowance for loan losses to:
Total loans, net of unearned income			1.19%	1.26%
Non-performing loans			213.93%	170.05%
     The allowance for loan losses at June 30, 2007 decreased by $1.8 million or 3.4% from June 30, 2006 and by $1.3 million or 2.5% from December 31, 2006. The decrease in the allowance for loan losses was due to improving trends in non-accrual loans and lower levels of actual and expected charge-offs from the commercial and consumer loan portfolios.
     The provision for loan losses of $3.7 million for the six months ended June 30, 2007 decreased by $1.8 million or 32.4% from the same period of 2006 reflecting lower charge-offs and fewer non-performing loans as well as a $1.3 million reduction in the allowance for loan losses during the 2007 period as a result of improved credit quality. For the first six months of 2006, the allowance for loan losses was reduced $0.7 million.

     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for loan losses. Loans charged off during the first six months of 2007 decreased $1.2 million from the same period in 2006 to $6.5 million. Net charge-offs (annualized) as a percentage of average loans decreased to 0.24% for the first six months of 2007 compared to 0.32% for the same period of 2006 reflecting improved performance in the commercial and consumer loan portfolios.
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
     The Corporation has an effective $200.0 million shelf registration statement filed with the Securities and Exchange Commission. Pursuant to this shelf registration statement, the Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or trust preferred securities in one or more offerings up to a total dollar amount of $200.0 million, of which none has been utilized through June 30, 2007.
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
     The Corporation’s management believes that, as of June 30, 2007, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject and therefore satisfied the requirements to be considered “well-capitalized” under the regulatory framework.

     Following are the capital ratios as of June 30, 2007 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$490,760	11.4%	$430,555	10.0%	$344,444	8.0%
FNBPA	451,888	10.8%	416,837	10.0%	333,469	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	428,033	9.9%	258,333	6.0%	172,222	4.0%
FNBPA	406,770	9.8%	250,102	6.0%	166,735	4.0%

Leverage Ratio:
F.N.B. Corporation	428,033	7.4%	288,082	5.0%	230,466	4.0%
FNBPA	406,770	7.3%	280,296	5.0%	224,236	4.0%
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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2007, as required by paragraph (d) of Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     The Corporation and its subsidiaries are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or engaged in other business activities. Although the ultimate outcome cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such legal proceedings will have a material adverse effect on the Corporation’s consolidated financial position. However, the Corporation cannot determine whether or not any claims asserted against it will have a material adverse effect on its results of operations in any future reporting period. It is possible, in the event of unexpected future developments, that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated results of operations for a particular period.
ITEM 1A. RISK FACTORS
     There are no material changes in the risk factors previously disclosed in the Corporation’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases of equity securities by the Corporation:

Issuer Purchases of Equity Securities (1)
			Total Number of	Maximum
			Shares Purchased	Number of Shares
	Total	Average	as Part of	that May Yet Be
	Number of	Price	Publicly	Purchased Under
	Shares	Paid per	Announced Plans	the Plans or
Period	Purchased	Share	or Programs	Programs
April 1 – 30, 2007	45,000	$17.39	N/A	N/A
May 1 – 31, 2007	—	—	N/A	N/A
June 1 – 30, 2007	80,000	16.74	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directly from the Corporation. This practice may be discontinued at the Corporation’s discretion.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of F.N.B. Corporation was held on May 14, 2007. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Corporation’s solicitations.
The F.N.B Corporation 2007 Incentive Compensation Plan was approved with 35,402,378 voted for, 5,516,907 shares voted against and 930,851 abstentions.
The ratification of Ernst & Young as the Corporation’s independent registered public accounting firm for 2007 was approved with 49,748,633 voted for, 837,025 voted against and 262,194 abstentions.
The six director nominees proposed by the Board of Directors were elected with the following vote:

	Shares	Shares
	“For”	“Withhold”
Class III Directors (terms expiring at the 2010 Annual Meeting)
William B. Campbell	49,042,684	1,805,168
Stephen J. Gurgovits	49,236,626	1,611,226
Harry F. Radcliffe	49,605,106	1,242,746
John W. Rose	49,750,573	1,097,279

Class II Director (term expiring at the 2009 Annual Meeting)
Arthur J. Rooney, II	49,480,030	1,367,822

Class I Director (term expiring at the 2008 Annual Meeting)
Dawne S. Hickton	49,807,491	1,040,361

Other directors whose term of office as a director continued after the meeting date were as follows:

Class I Directors (terms expiring at the 2008 Annual Meeting)
Henry M. Ekker
Peter Mortensen
Earl K. Wahl, Jr.

Class II Directors (terms expiring at the 2009 Annual Meeting)
Robert B. Goldstein
David J. Malone
William J. Strimbu
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

F.N.B. Corporation (Registrant)
Dated: August 7, 2007	/s/Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2007	/s/Brian F. Lilly
Brian F. Lilly
Chief Financial Officer (Principal Financial Officer)

EXHIBIT 15
August 7, 2007
The Board of Directors and Stockholders
F.N.B. Corporation
We are aware of the incorporation by reference in the following registration statements and in the related prospectuses of F.N.B. Corporation and subsidiaries of our report dated August 7, 2007, relating to the unaudited condensed consolidated interim financial statements of F.N.B. Corporation and subsidiaries that are included in its Form 10-Q for the quarter ended June 30, 2007:
1.	Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of Southwest Banks, Inc. (File #333-01997).

2.	Registration Statement on Form S-8 relating to F.N.B. Corporation 1996 Stock Option Plan (File # 333-03489).

3.	Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of West Coast Bancorp, Inc. (File #333-22909).

4.	Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of Indian Rocks State Bank (File #333-32355).

5.	Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of West Coast Bank (File #333-40187).

6.	Registration Statement on Form S-4 relating to the acquisition of Seminole Bank (File #333-49689).

7.	Registration Statement on Form S-4 relating to the acquisition of Citizens Holding Corporation (File #333-58727).

8.	Post-Effective Amendment No. 1 on Form S-8 to Registration Statement on Form S-4 relating to stock options granted under the Citizens Holding Corporation Stock Option Plan and assumed by F.N.B. Corporation (File #333-58727).

9.	Registration Statement on Form S-4 relating to the acquisition of Guaranty Bank & Trust Company (File #333-67041).

10.	Post-Effective Amendment No. 1 to Registration Statement on Form S-8 relating to the F.N.B. Corporation 1998 Directors Stock Option Plan (File #333-38376).

11.	Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of Citizens Community Bancorp, Inc. (File #333-55102).

12.	Post-Effective Amendment No. 1 to Registration Statement on Form S-8 relating to the F.N.B. Corporation 2001 Incentive Plan (File #333-63042).

13.	Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of Promistar Financial Corporation (File #333-66548).

14.	Amendment No. 1 to Registration Statement on Form S-3 relating to the registration of F.N.B. Corporation and F.N.B. Capital Trust I common stock, preferred stock, debt securities, warrants, and trust preferred securities (File #333-74866).

15.	Registration Statement on Form S-8 relating to the F.N.B. Corporation 1996 Stock Option Plan (File #333-83760).

16.	Registration Statement on Form S-8 relating to stock option agreements granted under the Promistar Financial Corporation 1998 Equity Incentive Plan and assumed by F.N.B. Corporation (File #333-83756).

17.	Registration Statement on Form S-8 relating to the F.N.B. Corporation 401(k) Plan (File #333-97113).

18.	Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of Slippery Rock Financial Corporation (File #333-116526).

19.	Registration Statement on Form S-8 relating to stock option agreements granted under the Slippery Rock Financial Corporation 1997 Directors Stock Option Plan and the Slippery Rock Financial Corporation 1997 Incentive Stock Option Plan, both assumed by F.N.B. Corporation (File #333-119649).

20.	Post-Effective Amendment No. 1 to the Registration Statement on Form S-3 related to the Dividend Reinvestment and Stock Purchase Plan (File #333-111833).

21.	Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of NSD Bancorp, Inc. (File #333-120438).

22.	Registration Statement on Form S-8 relating to stock option agreements granted under the NSD Bancorp, Inc. 1994 Stock Option Plan, the NSD Bancorp, Inc., 1994 Non-Employee Director Stock Option Plan and the NSD Bancorp, Inc. 2004 Omnibus Stock Incentive Plan, all assumed by F.N.B. Corporation (File #333-123068).

23.	Pre-Effective Amendment No. 1 to Registration Statement on Form S-4 relating to the acquisition of North East Bancshares, Inc. (File #333-126005).

24.	Registration Statement on Form S-3 relating to the registration of FNB Financial Services, LP Subordinated Term Notes and Daily Notes (File #333-135339-01).

25.	Registration Statement on Form S-4 relating to the acquisition of The Legacy Bank (File #333-131490).

26.	Registration Statement on Form S-8 relating to stock option agreements granted under the Northern State Bank 1999 Stock Incentive Plan, The Legacy Bank of Harrisburg 1999 Directors’ Compensation Plan and The Legacy Bank of Harrisburg 1999 Incentive Stock Option Plan, all assumed by F.N.B. Corporation (File #333-135332).

27.	Registration Statement on Form S-3 relating to warrants and convertible debentures originally issued by The Legacy Bank and assumed by F.N.B. Corporation (File #333-135333).

28.	Registration Statement on Form S-8 relating to the 2007 Incentive Compensation Plan (File #333-144088).
Under Rule 436(c) of the 1933 Act, our report is not a part of the registration statements prepared or certified by accountants within the meaning of Section 7 or 11 of the 1933 Act.
/s/Ernst & Young LLP
Pittsburgh, Pennsylvania