Form 10-Q
period 2007-09-30
FNB CORP/FL/
filed 2007-11-08
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Common Stock, $0.01 Par Value	60,555,834 Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2007
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	September 30,	December 31,
	2007	2006
	(Unaudited)
Assets
Cash and due from banks	$132,956	$122,362
Interest bearing deposits with banks	2,553	1,472
Securities available for sale	308,009	258,279
Securities held to maturity (fair value of $717,436 and $766,295)	727,950	776,079
Mortgage loans held for sale	7,131	3,955
Loans, net of unearned income of $24,724 and $26,704	4,358,604	4,253,144
Allowance for loan losses	(52,122)	(52,575)

Net Loans	4,306,482	4,200,569
Premises and equipment, net	82,977	86,532
Goodwill	242,120	242,479
Core deposit and other intangible assets, net	20,543	23,859
Bank owned life insurance	133,953	131,391
Other assets	159,500	160,615

Total Assets	$6,124,174	$6,007,592

Liabilities
Deposits:
Non-interest bearing demand	$659,352	$654,617
Savings and NOW	2,090,065	1,944,707
Certificates and other time deposits	1,734,767	1,773,518

Total Deposits	4,484,184	4,372,842
Short-term borrowings	451,188	363,910
Long-term debt	433,691	519,890
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	151,031
Other liabilities	62,487	62,547

Total Liabilities	5,582,581	5,470,220

Stockholders’ Equity
Common stock — $0.01 par value Authorized — 500,000,000 shares Issued — 60,601,818 and 60,451,533 shares	602	601
Additional paid-in capital	507,959	506,024
Retained earnings	39,986	33,321
Accumulated other comprehensive loss	(6,163)	(1,546)
Treasury stock — 45,984 and 57,254 shares at cost	(791)	(1,028)

Total Stockholders’ Equity	541,593	537,372

Total Liabilities and Stockholders’ Equity	$6,124,174	$6,007,592

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest Income
Loans, including fees	$81,392	$76,838	$238,048	$210,725
Securities:
Taxable	10,971	11,690	32,899	35,943
Nontaxable	1,462	1,231	4,280	3,492
Dividends	59	114	231	426
Other	65	703	598	1,076

Total Interest Income	93,949	90,576	276,056	251,662

Interest Expense
Deposits	32,111	29,862	93,686	76,306
Short-term borrowings	5,264	4,133	14,450	11,354
Long-term debt	4,651	5,453	14,276	15,519
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,765	2,761	8,217	7,604

Total Interest Expense	44,791	42,209	130,629	110,783

Net Interest Income	49,158	48,367	145,427	140,879
Provision for loan losses	3,776	2,428	7,461	7,883

Net Interest Income After Provision for Loan Losses	45,382	45,939	137,966	132,996

Non-Interest Income
Service charges	10,286	10,234	30,116	30,113
Insurance commissions and fees	3,301	3,412	10,950	10,751
Securities commissions and fees	1,595	1,329	4,521	3,584
Trust	2,109	2,013	6,389	5,716
Gain on sale (loss on impairment) of securities	(7)	510	1,037	1,397
Gain on sale of mortgage loans	455	465	1,181	1,163
Bank owned life insurance	1,028	889	3,018	2,489
Other	915	1,159	3,761	4,766

Total Non-Interest Income	19,682	20,011	60,973	59,979

Non-Interest Expense
Salaries and employee benefits	22,030	20,991	65,771	63,450
Net occupancy	3,623	3,424	11,094	10,264
Equipment	3,244	3,462	9,902	10,055
Amortization of intangibles	1,099	1,180	3,305	3,140
Other	11,282	11,567	34,924	34,210

Total Non-Interest Expense	41,278	40,624	124,996	121,119

Income Before Income Taxes	23,786	25,326	73,943	71,856
Income taxes	6,162	7,707	21,327	21,800

Net Income	$17,624	$17,619	$52,616	$50,056

Net Income per Common Share
Basic	$0.29	$0.29	$0.88	$0.86
Diluted	0.29	0.29	0.87	0.85

Cash Dividends per Common Share	0.24	0.235	0.71	0.705
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumu-
					lated Other
					Compre-	Deferred
	Compre-		Additional		hensive	Stock
	hensive	Common	Paid-In	Retained	Income	Compen-	Treasury
	Income	Stock	Capital	Earnings	(Loss)	sation	Stock	Total
Balance at January 1, 2007		$601	$506,024	$33,321	$(1,546)	—	$(1,028)	$537,372
Net income	$52,616			52,616				52,616
Change in other comprehensive loss	(4,617)				(4,617)			(4,617)

Comprehensive income	$47,999

Cash dividends declared:
Common stock $0.71/share				(42,919)				(42,919)
Purchase of common stock							(9,175)	(9,175)
Issuance of common stock		1	69	(1,858)			9,412	7,624
Restricted stock compensation			1,284					1,284
Tax benefit of stock-based compensation			582					582
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48 — see the “Income Taxes” note)				(1,174)				(1,174)

Balance at September 30, 2007		$602	$507,959	$39,986	$(6,163)	—	$(791)	$541,593

Balance at January 1, 2006		$575	$454,546	$24,376	$3,597	$(4,154)	$(1,738)	$477,202
Net income	$50,056			50,056				50,056
Change in other comprehensive loss	(986)				(986)			(986)

Comprehensive income	$49,070

Cash dividends declared:
Common stock $0.705/share				(41,174)				(41,174)
Purchase of common stock							(6,141)	(6,141)
Issuance of common stock		28	52,322	(977)			7,387	58,760
Restricted stock compensation			882					882
Tax benefit of stock-based compensation			369					369
Reclassification arising from the adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at September 30, 2006		$600	$503,968	$32,281	$2,611	$—	$(492)	$538,968

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Nine Months Ended
	September 30,
	2007	2006
Operating Activities
Net income	$52,616	$50,056
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	10,285	11,401
Provision for loan losses	7,461	7,883
Deferred taxes	2,996	479
Net gain on sale of securities	(1,037)	(1,397)
Gain on sale of loans	(1,181)	(1,163)
Proceeds from sale of loans	86,499	77,589
Loans originated for sale	(88,494)	(75,394)
Tax benefit of stock-based compensation	(582)	(369)
Net change in:
Interest receivable	(2,362)	(4,680)
Interest payable	(186)	1,389
Other, net	3,735	10,028

Net cash flows provided by operating activities	69,750	75,822

Investing Activities
Net change in:
Interest bearing deposits with banks	(1,081)	(504)
Loans	(114,801)	(207,214)
Bank owned life insurance	(2,562)	340
Securities available for sale:
Purchases	(189,343)	(3,751)
Sales	3,162	25,435
Maturities	133,969	5,230
Securities held to maturity:
Purchases	(51,075)	—
Maturities	98,625	85,095
Increase in premises and equipment	(3,203)	(3,117)
Net cash paid for mergers and acquisitions	—	(17,079)

Net cash flows used in investing activities	(126,309)	(115,565)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	150,094	140,181
Time deposits	(38,752)	4,141
Short-term borrowings	87,278	(58,565)
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	22,165
Increase in long-term debt	112,249	23,787
Decrease in long-term debt	(198,447)	(58,011)
Purchase of common stock	(9,175)	(6,141)
Issuance of common stock	6,243	4,262
Tax benefit of stock-based compensation	582	369
Cash dividends paid	(42,919)	(41,174)

Net cash flows provided by financing activities	67,153	31,014

Net Increase in Cash and Due from Banks	10,594	(8,729)
Cash and due from banks at beginning of period	122,362	131,604

Cash and Due from Banks at End of Period	$132,956	$122,875

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2007
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
BASIS OF PRESENTATION
     The accompanying consolidated financial statements include the accounts of the Corporation and its subsidiaries. The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company (Regency) and F.N.B. Capital Corporation, LLC.
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
     Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The interim operating results are not necessarily indicative of operating results for the full year. These interim statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Corporation’s Annual Report on Form 10-K filed with the Securities and Exchange Commission.
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
USE OF ESTIMATES
     The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses.
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

     The assets and liabilities of Legacy were recorded on the balance sheet at their estimated fair values as of the acquisition date. The Corporation’s consolidated financial statements include the results of operations of Legacy from the acquisition date.
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

SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	September 30,	December 31,
	2007	2006
U.S. Treasury and other U.S. government agencies and corporations	$124,561	$143,441
Mortgage-backed securities of U.S. government agencies	75,978	27,184
States of the U.S. and political subdivisions	54,799	37,028
Corporate debt securities	47,265	40,929

Total debt securities	302,603	248,582
Equity securities	5,406	9,697

	$308,009	$258,279

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	September 30,	December 31,
	2007	2006
U.S. Treasury and other U.S. government agencies and corporations	$84,537	$89,378
Mortgage-backed securities of U.S. government agencies	531,871	559,658
States of the U.S. and political subdivisions	104,006	112,226
Corporate and other debt securities	7,536	14,817

	$727,950	$776,079

     The Corporation sold $2.9 million of securities at a gain of $1.0 million during the nine months ended September 30, 2007 and sold $25.4 million of securities at a gain of $1.4 million during the nine months ended September 30, 2006. During the nine months ended September 30, 2007, the Corporation also recognized a gain of $0.1 million relating to $6.6 million of called securities and a loss of $0.1 million due to the write-down to market value of an equity security of a company that was acquired. None of the security sales during 2007 or 2006 were at a loss.
     Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, length of time and extent to which the market value has been less than cost, financial condition of the underlying issuer, ability of the issuer to meet contractual obligations, likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for recovery in market value or maturity. Among the factors that are considered in determining intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

     Following are summaries of securities by the age of unrealized losses and the associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2007
Mortgage-backed securities of U.S. government agencies	$—	$—	$23,434	$(402)	$23,434	$(402)
States of the U.S. and political subdivisions	34,910	(856)	631	(2)	35,541	(858)
Corporate debt securities	34,412	(1,203)	3,784	(239)	38,196	(1,442)
Equity securities	4,258	(246)	17	(5)	4,275	(251)

	$73,580	$(2,305)	$27,866	$(648)	$101,446	$(2,953)

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$88,537	$(91)	$54,904	$(57)	$143,441	$(148)
Mortgage-backed securities of U.S. government agencies	—	—	25,602	(296)	25,602	(296)
States of the U.S. and political subdivisions	12,031	(107)	1,135	(3)	13,166	(110)
Corporate debt securities	6,971	(57)	9,077	(30)	16,048	(87)
Equity securities	301	(9)	152	(6)	453	(15)

	$107,840	$(264)	$90,870	$(392)	$198,710	$(656)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2007
U.S. Treasury and other U.S. government agencies and corporations	$—	$—	$46,433	$(10)	$46,433	$(10)
Mortgage-backed securities of U.S. government agencies	164,099	(774)	339,080	(8,746)	503,179	(9,520)
States of the U.S. and political subdivisions	14,700	(119)	77,653	(1,035)	92,353	(1,154)
Corporate debt securities	—	—	296	(1)	296	(1)

	$178,799	$(893)	$463,462	$(9,792)	$642,261	$(10,685)

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$87,591	$(279)	$979	$(21)	$88,570	$(300)
Mortgage-backed securities of U.S. government agencies	67,397	(122)	410,078	(8,808)	477,475	(8,930)
States of the U.S. and political subdivisions	2,611	(8)	80,232	(834)	82,843	(842)
Corporate debt securities	3,683	(4)	8,614	(225)	12,297	(229)

	$161,282	$(413)	$499,903	$(9,888)	$661,185	$(10,301)

     As of September 30, 2007, securities with unrealized losses for less than 12 months include 12 investments in mortgage-backed securities of U.S. government agencies, 62 investments in states of the U.S. and political subdivision securities, 16 investments in corporate debt securities and 4 investments in equity securities. As of September 30, 2007, securities with unrealized losses of greater than 12 months include 5 investments in U.S. Treasury and other U.S. government agencies and corporations securities, 78 investments in mortgage-backed securities of U.S. government agencies, 96 investments in states of the U.S. and political subdivision securities, 6 investments in corporate debt securities and 1 investment in an equity security. The Corporation has concluded that the decline in market value is due to changes in market interest rates and that it has both the intent and ability to hold these securities to maturity or for the time necessary to recover any decline in market value and as such these unrealized losses have been deemed temporary and no impairment loss has been recognized in the Corporation’s consolidated statement of income.
BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	September 30, 2007	December 31, 2006
Securities sold under repurchase agreements	$254,156	$252,064
Subordinated notes	117,782	108,118
Federal funds purchased	79,000	—
Other short-term borrowings	250	3,728

	$451,188	$363,910

     Following is a summary of long-term debt (in thousands):

	September 30, 2007	December 31, 2006
Federal Home Loan Bank advances	$381,447	$469,064
Subordinated notes	51,328	49,808
Convertible debt	663	705
Other long-term debt	253	313

	$433,691	$519,890

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $1.9 billion, of which $381.4 million was used as of September 30, 2007. These advances are secured by loans collateralized by 1-4 family mortgages and the security portfolio and are scheduled to mature in various amounts periodically through the year 2017. Effective interest rates on these advances range from 2.79% to 5.75% at both September 30, 2007 and December 31, 2006.

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
     The trust preferred securities of Statutory Trust I bear interest at a floating rate per annum equal to the three-month London Inter-Bank Offered Rate (LIBOR) plus 325 basis points. The interest rate in effect at September 30, 2007 was 8.61%. The subordinated debt of $128.9 million issued to Statutory Trust I is first redeemable, in whole or in part, by the Corporation on or after March 31, 2008 and matures on March 31, 2033.
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
INTEREST RATE SWAPS
     In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it pays a fixed rate of interest and receives a variable rate based on LIBOR. The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of subordinated debt. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under Derivative Implementation Group Issue No. G7 using the hypothetical derivative method. At September 30, 2007, the swap had a fair value of $0.5 million which has been recorded in other assets, and other comprehensive loss, net of tax.
     During 2006, the Corporation implemented an interest rate swap program for commercial loans. In effect, the program provides the customer with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps under this program totalled $28.8 million as of September 30, 2007.
COMMITMENTS, CREDIT RISK AND CONTINGENCIES
     The Corporation has commitments to extend credit and standby letters of credit that involve certain elements of credit risk in excess of the amount stated in the consolidated balance sheet. The Corporation’s exposure to credit loss in the event of non-performance by the customer is represented by the contractual amount of those instruments. The credit risk associated with commitments to extend credit and standby letters of credit is essentially the same as that involved in extending loans to customers and is subject to normal credit policies. Since many of these commitments expire without being drawn upon, the total commitment amounts do not necessarily represent future cash flow requirements.

     Following is a summary of off-balance sheet credit risk information (in thousands):

	September 30,	December 31,
	2007	2006
Commitments to extend credit	$913,541	$879,707
Standby letters of credit	72,493	91,685
     At September 30, 2007, funding of approximately 79.1% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     The Corporation and its subsidiaries are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation does not anticipate, at the present time, that the aggregate liability, if any, arising out of such legal proceedings will have a material adverse effect on the Corporation’s consolidated financial position. However, the Corporation cannot determine whether or not any claims asserted against it will have a material adverse effect on its consolidated results of operations in any future reporting period. It is possible, in the event of unexpected future developments, that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated results of operations for a particular period.
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

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income — basic earnings per share	$17,624	$17,619	$52,616	$50,056
Interest expense on convertible debt	5	10	17	14

Net income after assumed conversion — diluted earnings per share	$17,629	$17,629	$52,633	$50,070

Basic weighted average common shares outstanding	60,154,574	59,923,906	60,129,145	58,456,628
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	485,912	603,882	503,231	496,175

Diluted weighted average common shares outstanding	60,640,486	60,527,788	60,632,376	58,952,803

Basic earnings per share	$0.29	$0.29	$0.88	$0.86

Diluted earnings per share	$0.29	$0.29	$0.87	$0.85

STOCK INCENTIVE PLANS
Restricted Stock
     The Corporation awards restricted shares of common stock to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted shares is equal to the price of the Corporation’s common stock on the grant date. The Corporation has available up to 3,024,118 shares of common stock to issue under these Plans.
     Under the Plans, approximately half of the shares awarded to management are earned if the Corporation meets or exceeds certain financial performance results when compared to its peers. These performance-related shares are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of a four-year vesting period. The service-based shares are expensed ratably over a three-year vesting period. The Corporation also issues discretionary service-based awards to certain employees that vest over five years.
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
     Share-based compensation expense recognized under FAS 123R, Share-Based Payment, related to restricted stock awards was $1.3 million and $0.9 million for the nine months ended September 30, 2007 and 2006, respectively.

     The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Shares	Price	Shares	Price
Unvested shares outstanding at beginning of period	302,264	$18.54	296,457	$18.52
Granted	146,885	16.13	—	—
Vested	(54,448)	18.56	(10,996)	15.34
Forfeited	(4,254)	17.97	(1,398)	18.87
Dividend reinvestment	12,701	16.74	12,363	16.49

Unvested shares outstanding at end of period	403,148	17.61	296,426	18.55

     As of September 30, 2007, there was $3.7 million of unrecognized compensation cost related to unvested restricted stock awards granted including $1.7 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. The components of the restricted stock awards as of September 30, 2007 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested shares	183,090	220,058	403,148
Unrecognized compensation expense	$1,471	$2,232	$3,703
Intrinsic value	$3,028	$3,640	$6,668
Weighted average remaining life (in years)	2.2	2.4	2.3
Stock Options
     There were no stock options granted during the nine months ended September 30, 2007 or 2006. All outstanding stock options have been granted at prices equal to the fair market value at the date of the grant and are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006.
     The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,450,225	$11.69	1,622,864	$11.54
Assumed in acquisitions	—	—	224,351	11.63
Exercised	(301,456)	11.48	(221,769)	10.57

Options outstanding and exercisable at end of period	1,148,769	11.75	1,625,446	11.69

     The intrinsic value of outstanding and exercisable stock options at September 30, 2007 was $5.9 million.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees. The RIP covers employees who satisfy minimum age and length of service requirements. At the end of the second quarter of 2006, the Corporation amended the RIP to provide that effective January 1, 2007, benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided through December 31, 2006 are generally based on years of service and an employee’s highest compensation for five consecutive years during the employee’s last ten years of employment. The Corporation’s funding policy has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan and the 2006 plan amendment, the Corporation does not expect to make contributions to the RIP in 2007.
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
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$786	$851	$2,483	$3,260
Interest cost	1,548	1,411	4,636	4,878
Expected return on plan assets	(2,141)	(1,911)	(6,426)	(5,931)
Amortization:
Unrecognized net transition asset	(23)	(22)	(70)	(69)
Unrecognized prior service (credit) cost	(272)	(271)	(817)	(254)
Unrecognized loss	222	235	653	1,038

Net periodic pension benefit cost	$120	$293	$459	$2,922

     The net periodic pension cost decreased for the nine months ended September 30, 2007, compared to the same period in 2006, due to lower service and interest costs, higher expected return on plan assets and the amortization of the unrecognized service credit primarily resulting from the RIP amendment at the end of the second quarter of 2006.
     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. As an offset to the decrease in RIP benefits, beginning in the first quarter of 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. As a result, the Corporation’s contribution expense of $2.3 million for the nine months ended September 30, 2007 increased by $1.1 million from $1.2 million for the nine months ended September 30, 2006.

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
     The net periodic postretirement benefit credit includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$15	$17	$42	$205
Interest cost	34	41	100	211
Amortization:
Unrecognized net transition asset	—	—	—	17
Unrecognized prior service credit	(421)	(533)	(1,262)	(518)

Net periodic postretirement benefit credit	$(372)	$(475)	$(1,120)	$(85)

     The net periodic postretirement benefit credit increased for the nine months ended September 30, 2007, compared to the same period in 2006, due to lower service and interest costs and the amortization of the unrecognized service credit resulting from the postretirement plan amendment at the end of the second quarter of 2006.
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
     Income tax expense and the effective tax rate for the three- and nine-month periods ended September 30, 2007 was favorably impacted by $0.9 million due to the successful resolution of a previously uncertain tax position in the current period. The lower effective tax rate for the three- and nine-month periods ended September 30, 2007 also reflected increases in tax-exempt investments and loans and excludable dividend income on bank owned life insurance.
     As of September 30, 2007, the liability for unrecognized tax benefits totaled $2.6 million, of which $0.2 million relates to interest and $1.9 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.
     The Corporation files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2004. However, the Corporation’s 2004 and 2005 federal tax returns are presently under examination. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2003 and state income tax returns for 2003 through 2006 are currently subject to examination. Management does not anticipate that federal or state examinations will result in an unfavorable material change to its financial position or results of operations. However, it is reasonably possible that a reduction in the unrecognized tax benefit of up to $0.4 million may occur in the next twelve months from the outcome of examinations and/or the expiration of statutes of limitations which would result in a reduction in income taxes.

COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$17,624	$17,619	$52,616	$50,056
Other comprehensive loss:
Unrealized gains (losses) on securities:
Arising during the period	409	759	(2,048)	(162)
Less: reclassification adjustment for gains included in net income	—	(332)	(674)	(908)
Unrealized (loss) gain on swap	(342)	(756)	(637)	84
Pension and postretirement amortization	(606)	—	(1,258)	—
Minimum pension liability adjustment	—	42	—	—

Other comprehensive loss	(539)	(287)	(4,617)	(986)

Comprehensive income	$17,085	$17,332	$47,999	$49,070

     The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

September 30	2007	2006
Unrealized (losses) gains on securities	$(99)	$2,426
Unrealized gain on swap	336	1,056
Unrecognized pension and postretirement obligations	(6,400)	—
Minimum pension liability adjustment	—	(871)

Accumulated other comprehensive (loss) income	$(6,163)	$2,611

CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Nine Months Ended September 30	2007	2006
Interest paid on deposits and other borrowings	$130,815	$108,993
Income taxes paid	18,282	13,500
Transfers of loans to other real estate owned	2,150	3,231
Transfers of other real estate owned to loans	109	199

Summary of business acquisitions:
Fair value of tangible assets acquired	—	$356,838
Fair value of core deposit and other intangible assets acquired	—	5,559
Fair value of liabilities assumed	—	(336,944)
Fair value of stock issued and stock options and warrants assumed	—	(51,227)
Net cash paid in the acquisition	—	(17,079)

Goodwill recognized	—	$(42,853)

BUSINESS SEGMENTS
          The Corporation operates in four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering a broad range of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals and purchasing installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at Regency’s branch offices.
          The following tables provide financial information for the segments of the Corporation (in thousands). The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Corporation, and includes the parent company, other non-bank subsidiaries, eliminations and adjustments which are necessary for purposes of reconciling to the consolidated amounts.

	Community	Wealth		Consumer	Parent
	Banking	Management	Insurance	Finance	and Other	Consolidated
At or for the Three Months Ended September 30, 2007
Interest income	$86,429	$30	$111	$7,967	$(588)	$93,949
Interest expense	40,874	2	—	1,635	2,280	44,791
Net interest income	45,555	28	111	6,332	(2,868)	49,158
Provision for loan losses	2,554	—	—	1,222	—	3,776
Non-interest income	13,623	3,941	2,816	495	(1,193)	19,682
Non-interest expense	31,398	2,928	2,513	3,700	(360)	40,179
Intangible amortization	983	6	110	—	—	1,099
Income tax expense (benefit)	6,359	371	116	687	(1,371)	6,162
Net income (loss)	17,884	664	188	1,218	(2,330)	17,624
Total assets	5,954,731	6,753	23,352	160,088	(20,750)	6,124,174
Total intangibles	248,605	1,258	10,991	1,809	—	262,663

	Community	Wealth		Consumer	Parent
	Banking	Management	Insurance	Finance	and Other	Consolidated
At or for the Three Months Ended September 30, 2006
Interest income	$83,569	$39	$140	$7,630	$(802)	$90,576
Interest expense	38,468	2	—	1,506	2,233	42,209
Net interest income	45,101	37	140	6,124	(3,035)	48,367
Provision for loan losses	1,269	—	—	1,159	—	2,428
Non-interest income	13,898	3,596	2,965	506	(954)	20,011
Non-interest expense	31,238	2,497	2,501	3,542	(334)	39,444
Intangible amortization	1,063	6	111	—	—	1,180
Income tax expense (benefit)	7,805	405	183	677	(1,363)	7,707
Net income (loss)	17,624	725	310	1,252	(2,292)	17,619
Total assets	5,897,881	7,461	27,083	147,560	(19,700)	6,060,285
Total intangibles	250,503	1,283	11,421	1,809	—	265,016

	Community	Wealth		Consumer	Parent
	Banking	Management	Insurance	Finance	and Other	Consolidated
At or for the Nine Months Ended September 30, 2007
Interest income	$253,854	$95	$357	$23,581	$(1,831)	$276,056
Interest expense	119,073	7	—	4,814	6,735	130,629
Net interest income	134,781	88	357	18,767	(8,566)	145,427
Provision for loan losses	4,421	—	—	3,040	—	7,461
Non-interest income	41,234	11,739	9,236	1,567	(2,803)	60,973
Non-interest expense	95,192	8,745	7,480	11,051	(777)	121,691
Intangible amortization	2,953	19	333	—	—	3,305
Income tax expense (benefit)	21,278	1,095	651	2,244	(3,941)	21,327
Net income (loss)	52,171	1,968	1,129	3,999	(6,651)	52,616
Total assets	5,954,731	6,753	23,352	160,088	(20,750)	6,124,174
Total intangibles	248,605	1,258	10,991	1,809	—	262,663

	Community	Wealth		Consumer	Parent
	Banking	Management	Insurance	Finance	and Other	Consolidated
At or for the Nine Months Ended September 30, 2006
Interest income	$230,698	$113	$422	$22,737	$(2,308)	$251,662
Interest expense	100,323	7	—	4,289	6,164	110,783
Net interest income	130,375	106	422	18,448	(8,472)	140,879
Provision for loan losses	3,915	—	—	3,968	—	7,883
Non-interest income	43,756	10,031	9,411	1,545	(4,764)	59,979
Non-interest expense	92,654	7,372	7,719	11,076	(842)	117,979
Intangible amortization	2,796	10	334	—	—	3,140
Income tax expense (benefit)	22,327	986	649	1,743	(3,905)	21,800
Net income (loss)	52,439	1,769	1,131	3,206	(8,489)	50,056
Total assets	5,897,881	7,461	27,083	147,560	(19,700)	6,060,285
Total intangibles	250,503	1,283	11,421	1,809	—	265,016

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of September 30, 2007, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2007 and 2006 and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
November 7, 2007

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis represents an overview of the results of operations and financial condition of the Corporation and highlights material changes to those results of operations and financial conditions for the three- and nine-month periods ending September 30, 2007. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
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
OVERVIEW
     The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, wealth management, insurance and consumer finance. The Corporation operates its commercial and retail banking business through a full service branch network in Pennsylvania and Ohio, commercial loan production offices in Florida and a mortgage loan production office in Tennessee. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
     The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company and F.N.B. Capital Corporation, LLC.
RESULTS OF OPERATIONS
Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Net income for both the three months ended September 30, 2007 and 2006 was $17.6 million or $0.29 per diluted share. The Corporation’s return on average equity was 12.96%, return on average tangible equity (which is calculated by dividing net income less amortization of intangibles by average equity less average intangibles) was 26.31% and return on average assets was 1.15% for the three months ended September 30, 2007, compared to 13.01%, 26.99% and 1.15%, respectively, for the same period in 2006.

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended September 30
	2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$2,128	$24	4.51%	$1,115	$25	5.34%
Federal funds sold	3,293	41	4.90	50,967	678	5.20
Taxable investment securities (1)	867,187	10,981	5.04	953,470	11,715	4.91
Non-taxable investment securities (1) (2)	163,812	2,191	5.35	148,088	1,913	5.17
Loans (2) (3)	4,341,123	81,881	7.49	4,229,049	77,226	7.25

Total interest earning assets (2)	5,377,543	95,118	7.03	5,382,689	91,557	6.75

Cash and due from banks	116,626			118,799
Allowance for loan losses	(51,670)			(53,882)
Premises and equipment	84,218			88,993
Other assets	551,947			567,853

Total Assets	$6,078,664			$6,104,452

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,477,034	9,812	2.64	$1,348,662	8,799	2.59
Savings	588,435	2,579	1.74	630,126	2,442	1.54
Certificates and other time	1,739,083	19,720	4.50	1,794,657	18,621	4.12
Repurchase agreements	270,372	3,223	4.67	219,567	2,523	4.50
Other short-term borrowings	160,162	2,041	4.99	130,067	1,610	4.84
Long-term debt	437,945	4,651	4.21	557,932	5,453	3.88
Junior subordinated debt	151,031	2,765	7.26	151,031	2,761	7.25

Total interest bearing liabilities (2)	4,824,062	44,791	3.68	4,832,042	42,209	3.46

Non-interest bearing demand	642,197			663,828
Other liabilities	72,707			71,328

Total Liabilities	5,538,966			5,567,198

Stockholders’ Equity	539,698			537,254

Total Liabilities and Stockholders’ Equity	$6,078,664			$6,104,452

Excess of interest earning assets over interest bearing liabilities	$553,481			$550,647

Fully tax-equivalent net interest income		50,327			49,348

Net interest spread			3.35%			3.29%

Net interest margin (2)			3.73%			3.65%

Tax-equivalent adjustment		1,169			981

Net interest income		$49,158			$48,367

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The yields on interest earning assets, rates paid on interest bearing liabilities and the net interest margin are presented on an annualized basis.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities, federal funds sold and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, repurchase agreements, short- and long-term borrowings and junior subordinated debt). For the three months ended September 30, 2007, net interest income, which comprised 71.4% of net revenue (net interest income plus non-interest income) compared to 70.7% for the same period in 2006, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on a fully taxable equivalent (FTE) basis, was $50.3 million for the three months ended September 30, 2007, an increase of $1.0 million or 2.0% compared to $49.3 million for the three months ended September 30, 2006. The average earning assets decreased $5.1 million or 0.1% and average interest bearing liabilities decreased $8.0 million or 0.2% from the same period in 2006. The Corporation’s net interest margin increased 8 basis points to 3.73% for the third quarter of 2007 compared to the third quarter of 2006 as higher rates on earning assets were partially offset by increased rates paid on interest bearing liabilities. Details on changes in FTE net interest income attributed to changes in earning assets, interest bearing liabilities, yields earned and rates paid can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volumes and rates paid for interest bearing liabilities for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 (in thousands):

	Change in Volume	Change in Rate	Net Change
Interest Income (1) (2)
Interest bearing deposits with banks	$15	$(16)	$(1)
Federal funds sold	(599)	(38)	(637)
Securities	(918)	462	(456)
Loans	2,190	2,465	4,655

Total	688	2,873	3,561

Interest Expense (1)
Deposits:
Interest bearing demand	851	162	1,013
Savings	(19)	156	137
Certificates and other time	(632)	1,731	1,099
Repurchase agreements	603	97	700
Other short-term borrowings	400	31	431
Long-term debt	(1,245)	443	(802)
Junior subordinated debt	—	4	4

Total	(42)	2,624	2,582

Net Change	$730	$249	$979

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

     Interest income, on a fully taxable equivalent basis, of $95.1million for the three months ended September 30, 2007 increased by $3.6 million or 3.9% from the same period of 2006 primarily due to a 28 basis point higher yield on earning assets reflecting a shift in the mix of earning assets and higher market interest rates. Average earning assets of $5.4 billion for the third quarter of 2007 decreased slightly from the same period of 2006. An increase of $112.1 million in average loans was offset by decreases of $70.6 million in investment securities and $47.7 million in federal funds sold from the third quarter of 2006. The increase in average loans was the result of organic growth, while the decreases in average investment securities and federal funds purchased reflect the use of proceeds from repayments and maturities to fund loan growth and repay long-term debt.
     Interest expense of $44.8 million for the three months ended September 30, 2007 increased by $2.6 million or 6.1% from the same period of 2006. This increase was primarily attributable to an increase of 22 basis points in the Corporation’s cost of funds to 3.68% during the third quarter of 2007 reflecting higher market interest rates and competitive pricing. Average interest bearing liabilities decreased $8.0 million or 0.2% to $4.8 billion for the third quarter of 2007. A combined increase of $86.7 million or 4.4% in the deposit categories of interest bearing demand deposits and savings, an increase of $50.8 million or 23.1% in customer repurchase agreements and an increase of $30.1 million or 23.1% in other short-term borrowings were offset by decreases of $55.6 million or 3.1% in certificates of deposit and other time deposits and $120.0 million or 21.5% in long-term debt from the third quarter of 2006. Interest bearing demand deposit and savings increased due to an expanded suite of deposit products designed to attract and retain customers. Customer repurchase agreements increased primarily due to the implementation of a strategic initiative to increase and expand commercial customer relationships. As previously mentioned, proceeds from the repayments and maturities of investment securities were used to fund loan growth and repay long-term debt.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $3.8 million for the three months ended September 30, 2007 increased $1.3 million or 55.5% from the same period of 2006 primarily due to a $0.5 million increase in net charge-offs, continued growth in commercial loans and additional reserves associated with a soft real estate market in Florida. The provision for loan losses exceeded net loan charge-offs of $2.9 million or 0.27% (annualized) as a percentage of average loans for the third quarter of 2007. Net loan charge-offs totaled $2.4 million or 0.23% (annualized) as a percentage of average loans for the third quarter of 2006. The ratio of non-performing loans to total loans was 0.57% at September 30, 2007, an improvement from 0.69% at September 30, 2006 and the ratio of non-performing assets to total assets was 0.49% and 0.59%, respectively, at those same dates. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $19.7 million for the three months ended September 30, 2007 decreased $0.3 million or 1.6% from the same period of 2006. Increases in securities commissions and fees, trust fees and bank owned life insurance were offset by a decrease in insurance commissions and fees, gain on sale of securities and other non-interest income.
     Service charges on loans and deposits of $10.3 million for the third quarter of 2007 increased slightly compared to the same period of 2006.
     Insurance commissions and fees of $3.3 million for the third quarter of 2007 decreased $0.1 million or 3.3% compared to the same period of 2006 as growth in the book of business was more than offset by lower commissions. As a result of a soft renewal market in the insurance industry, many account renewal commissions have declined due to lower premiums charged by insurance carriers.
     Securities commissions and fees of $1.6 million for the third quarter of 2007 increased $0.3 million or 20.0% compared to the same period of 2006 primarily due to higher organic annuity and securities sales.

     Trust fees of $2.1 million for the third quarter of 2007 increased $0.1 million or 4.8% from the same period of 2006 due to growth in assets under management resulting from organic growth in overall trust assets and higher equity valuations.
     Gain on sale (loss on impairment) of securities were $0.0 million for the third quarter of 2007 compared to $0.5 million for the same period of 2006 as management did not sell any equity securities during the third quarter of 2007 due to unfavorable market prices in the bank stock portfolio.
     Bank owned life insurance income of $1.0 million for the third quarter of 2007 increased $0.1 million or 15.6% from the same period of 2006 due to increases in crediting rates paid on the insurance policies.
     Other non-interest income of $0.9 million for the third quarter of 2007 decreased $0.2 million or 21.1% from the same period of 2006 primarily as a result of the Corporation’s recognition of an impairment loss of $0.5 million relating to the pending sale of a building acquired in a previous merger. This loss was partially offset by higher swap fee income totaling $0.2 million.
Non-Interest Expense
     Total non-interest expense of $41.3 million for the third quarter of 2007 increased $0.7 million or 1.6% from the same period of 2006. This increase resulted from increases in salaries and employee benefit costs and net occupancy expense, partially offset by decreases in equipment expense and other expense in the third quarter of 2007 compared to the same period in 2006.
     Salaries and employee benefits of $22.0 million for the third quarter of 2007 increased $1.0 million or 4.9% from the same period of 2006. This increase was primarily attributable to normal annual compensation and benefit increases and an increase in stock compensation expense associated with the issuance of restricted stock in the third quarter of 2007, partially offset by lower medical benefit costs.
     Net occupancy expense of $3.6 million for the third quarter of 2007 increased $0.2 million or 5.8% from the same period of 2006. The increase was primarily due to additional operating costs associated with the opening of a new branch in 2006 and several new loan production offices in 2006 and 2007.
     Equipment expense of $3.2 million for the third quarter of 2007 decreased $0.2 million or 6.3% from the same period of 2006 due to lower depreciation.
     Other non-interest expense of $11.3 million for the third quarter of 2007 decreased $0.3 million or 2.5% from the same period of 2006, primarily as a result of the Corporation’s continued focus on expense control in the areas of outside professional services and supplies.
Income Taxes
     The Corporation’s income tax expense of $6.2 million for the three months ended September 30, 2007 decreased by $1.5 million or 20.0% from the same period in 2006. The effective tax rate was 25.9% and 30.4% for the three months ended September 30, 2007 and 2006, respectively. The income tax expense for the third quarter of 2007 was favorably impacted by $0.9 million due to the successful resolution of a previously uncertain tax position in the current period. The lower effective tax rate also reflects increases in tax-exempt investments and loans and excludable dividend income on bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     Net income for the nine months ended September 30, 2007 was $52.6 million or $0.87 per diluted share, compared to net income for the same period of 2006 of $50.1 million or $0.85 per diluted share. The Corporation’s return on average equity was 13.04%, return on average tangible equity was 26.63% and return on average assets was 1.17% for the nine months ended September 30, 2007, compared to 13.25%, 26.37% and 1.15%, respectively, for the same period in 2006.

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Nine Months Ended September 30
	2007			2006
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,631	$54	4.44%	$1,736	$63	4.85%
Federal funds sold	13,859	544	5.18	26,689	1,013	5.00
Taxable investment securities (1)	872,028	32,949	5.02	980,313	36,025	4.91
Non-taxable investment securities (1) (2)	162,944	6,469	5.29	144,064	5,574	5.16
Loans (2) (3)	4,285,334	239,496	7.47	3,999,801	211,885	7.08

Total interest earning assets (2)	5,335,796	279,512	7.00	5,152,603	254,560	6.60

Cash and due from banks	114,446			116,344
Allowance for loan losses	(52,217)			(52,509)
Premises and equipment	84,946			87,542
Other assets	554,144			535,070

Total Assets	$6,037,115			$5,839,050

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,423,172	27,807	2.61	$1,224,778	20,894	2.28
Savings	595,385	7,545	1.69	638,784	6,581	1.38
Certificates and other time	1,751,109	58,334	4.45	1,712,195	48,831	3.81
Repurchase agreements	260,290	9,180	4.65	201,645	6,249	4.09
Other short-term borrowings	139,538	5,270	4.98	151,103	5,105	4.45
Long-term debt	468,483	14,276	4.07	547,033	15,519	3.79
Junior subordinated debt	151,031	8,217	7.27	139,340	7,604	7.30

Total interest bearing liabilities (2)	4,789,008	130,629	3.64	4,614,878	110,783	3.21

Non-interest bearing demand	636,482			649,982
Other liabilities	72,259			69,068

Total Liabilities	5,497,749			5,333,928

Stockholders’ Equity	539,366			505,122

Total Liabilities and Stockholders’ Equity	$6,037,115			$5,839,050

Excess of interest earning assets over interest bearing liabilities	$546,788			$537,725

Fully tax-equivalent net interest income		148,883			143,777

Net interest spread			3.36%			3.39%

Net interest margin (2)			3.73%			3.73%

Tax-equivalent adjustment		3,456			2,898

Net interest income		$145,427			$140,879

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts. The yields on interest earning assets, rates paid on interest bearing liabilities and the net interest margin are presented on an annualized basis.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     For the nine months ended September 30, 2007, net interest income, which comprised 70.5% of net revenue as compared to 70.1% for the same period in 2006, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, was $148.9 million for the nine months ended September 30, 2007, an increase of $5.1 million or 3.6% compared to $143.8 million for the nine months ended September 30, 2006. Average earning assets increased $183.2 million or 3.6% and average interest bearing liabilities increased $174.1 million or 3.8% from the same period in 2006 primarily due to organic growth and the acquisition of Legacy in the second quarter of 2006. The Corporation’s net interest margin was 3.73% for both the nine months ended September 30, 2007 and 2006 as higher rates on earning assets were offset by increased rates paid on interest bearing liabilities. Details on changes in FTE net interest income attributed to changes in earning assets, interest bearing liabilities, yields earned and rates paid can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volumes and rates paid for interest bearing liabilities for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 (in thousands):

	Change in Volume	Change in Rate	Net Change
Interest Income (1) (2)
Interest bearing deposits with banks	$(4)	$(5)	$(9)
Federal funds sold	(503)	34	(469)
Securities	(3,363)	1,182	(2,181)
Loans	16,224	11,387	27,611

Total	12,354	12,598	24,952

Interest Expense (1)
Deposits:
Interest bearing demand	3,645	3,268	6,913
Savings	225	739	964
Certificates and other time	1,103	8,400	9,503
Repurchase agreements	1,988	943	2,931
Other short-term borrowings	(362)	527	165
Long-term debt	(2,337)	1,094	(1,243)
Junior subordinated debt	636	(23)	613

Total	4,898	14,948	19,846

Net Change	$7,456	$(2,350)	$5,106

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

     Interest income, on a fully taxable equivalent basis, of $279.5 million for the nine months ended September 30, 2007 increased by $25.0 million or 9.8% from $254.6 million for the same period of 2006 due to higher average balances and yields on earning assets. The $183.2 million increase in average earning assets for the first nine months of 2007 was driven by an increase of $285.5 million in average loans, partially offset by a decrease of $89.4 million in investment securities and a decrease of $12.8 million in federal funds sold. The increase in average loans was the result of organic growth and the Corporation’s acquisition of Legacy in the second quarter of 2006, while the decrease in average investment securities reflects the use of proceeds from repayments and maturities to fund loan growth and repay long-term debt. Also, there was an improvement in the yield on earning assets of 40 basis points to 7.00% for the first nine months of 2007, which included $1.0 million of interest received on previously non-accruing loans that favorably impacted both the yield on earning assets and net interest margin by 3 basis points.
     Interest expense of $130.6 million for the nine months ended September 30, 2007 increased by $19.8 million or 17.9% from $110.8 million for the same period of 2006. This increase was primarily attributable to an increase of 43 basis points in the Corporation’s cost of funds to 3.64% during the first nine months of 2007. Also, average interest bearing liabilities increased $174.1 million or 3.8% to average $4.8 billion for the first nine months of 2007. This growth was primarily attributable to a combined increase of $155.0 million or 8.3% in the deposit categories of interest bearing demand deposits and savings, a $58.6 million or 29.1% increase in customer repurchase agreements and an increase in certificates and other time deposits of $38.9 million or 2.3%. Interest bearing demand and certificates and other time deposits increased due to organic growth resulting from an expanded suite of deposit products designed to attract and retain customers and from the acquisition of Legacy in the second quarter of 2006. Customer repurchase agreements increased primarily due to the implementation of a strategic initiative to increase and expand commercial customer relationships. The average balance for junior subordinated debt owed to unconsolidated subsidiary trusts increased by $11.7 million or 8.4% from the first nine months of 2006 due to the issuance of $21.5 million of new debt to partially finance the Legacy acquisition in the second quarter of 2006. Partially offsetting these increases were declines in average short-term borrowings of $11.6 million or 7.7% and average long-term debt of $78.6 million or 14.4% from the first nine months of 2006 as proceeds from the repayments and maturities of investment securities were used to repay short-term borrowings and long-term debt.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $7.5 million for the nine months ended September 30, 2007 decreased $0.4 million or 5.4% from $7.9 million for the same period of 2006 primarily due to improvement in credit quality including lower net charge-offs and non-performing loans. Improvements in non-performing loans and the commercial and consumer loan portfolios produced lower levels of estimated losses and resulted in a $0.5 million reduction in the allowance for loan losses during the first nine months of 2007. More specifically, during the first nine months of 2007, net charge-offs totaled $7.9 million or 0.25% (annualized) as a percentage of average loans, an improvement from $8.6 million or 0.29% (annualized) as a percentage of average loans for the same period of 2006. The ratio of non-performing loans to total loans was 0.57% at September 30, 2007, an improvement from 0.69% at September 30, 2006, and the ratio of non-performing assets to total assets was 0.49% and 0.59%, respectively, at those same dates. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $61.0 million for the nine months ended September 30, 2007 increased $1.0 million or 1.7% from the same period of 2006. This increase resulted primarily from increases in insurance commissions and fees, securities commissions and fees, trust fees and bank owned life insurance partially offset by decreases in gain on sale of securities and other non-interest income.
     Service charges on loans and deposits of $30.1 million for the first nine months of 2007 remained stable compared to the same period of 2006.

     Insurance commissions and fees of $11.0 million for the first nine months of 2007 increased $0.2 million or 1.9% from the same period of 2006 primarily due to efforts made to better match available insurance products with the preferences of the Corporation’s commercial customers. The growth in the book of business offset lower revenues from the soft renewal market in the insurance industry, where many account renewal commissions have declined due to lower premiums charged by insurance carriers.
     Securities commissions and fees of $4.5 million for the first nine months of 2007 increased $0.9 million or 26.1% compared to the same period of 2006 primarily due to higher organic annuity and securities sales, as well as the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Trust fees of $6.4 million for the first nine months of 2007 increased $0.7 million or 11.8% from the same period of 2006 due to growth in assets under management, resulting from organic growth in overall trust assets and higher equity valuations, as well as the Corporation’s acquisition of Legacy in the second quarter of 2006.
     Gain on sale of securities of $1.0 million for the first nine months of 2007 decreased $0.4 million or 25.8% from the same period of 2006 as management sold fewer equity securities during the third quarter of 2007 due to unfavorable market conditions for the bank stock portfolio.
     Bank owned life insurance income of $3.0 million for the first nine months of 2007 increased $0.5 million or 21.3% from the same period of 2006 due to increases in crediting rates paid on the insurance policies.
     Other non-interest income of $3.8 million for the first nine months of 2007 decreased $1.0 million or 21.1% from the same period of 2006. The primary reason for this decrease was $0.9 million in lower gains on settlements of impaired loans acquired in previous acquisitions. The first nine months of 2006 had a gain on settlement of impaired loans of $1.3 million compared to $0.4 million for the same period of 2007. The Corporation also recognized an impairment loss of $0.5 million relating to the pending sale of a building acquired in a previous merger. Offsetting these decreases were increases in customer swap fee income of $0.2 million for the first nine months of 2007 and dividends on non-marketable equity securities of $0.2 million.
Non-Interest Expense
     Total non-interest expense of $125.0 million for the first nine months of 2007 increased $3.9 million or 3.2% from the same period of 2006. This increase resulted from increases in salaries and employee benefit costs, net occupancy expense, amortization of intangibles and other expense in the first nine months of 2007 compared to the same period in 2006.
     Salaries and employee benefits of $65.8 million for the first nine months of 2007 increased $2.3 million or 3.7% from the same period of 2006. This increase was primarily attributable to normal annual compensation and benefit increases, additional costs associated with the employees retained from the Corporation’s acquisition of Legacy in the second quarter of 2006 and an increase in stock compensation expense related to the issuance of restricted stock, partially offset by lower expense due to the modernization of the Corporation’s pension and postretirement benefit plans and lower medical expenses.
     Net occupancy expense of $11.1 million for the first nine months of 2007 increased $0.8 million or 8.1% from the same period of 2006. The increase was primarily due to additional operating costs associated with the Corporation’s acquisition of Legacy in the second quarter of 2006, the opening of a new branch in 2006 and several new loan production offices in 2006 and 2007.
     Equipment expense of $9.9 million for the first nine months of 2007 decreased $0.2 million or 1.5% from the same period of 2006 due to lower depreciation.
     Amortization of intangibles expense of $3.3 million for the first nine months of 2007 increased $0.2 million or 5.3% from the same period in the prior year due to the amortization of additional core deposit and other intangibles as a result of the Corporation’s acquisition of Legacy in the second quarter of 2006.

     Other non-interest expense of $34.9 million for the first nine months of 2007 increased $0.7 million or 2.1% from the same period of 2006. The increase was primarily due to higher shares tax and additional operating costs associated with the Corporation’s acquisition of Legacy in the second quarter of 2006 and higher fees for outside professional services. Other non-interest expense for the nine months ended September 30, 2006 included merger expenses of $0.7 million related to the Legacy acquisition.
Income Taxes
     The Corporation’s income tax expense of $21.3 million for the nine months ended September 30, 2007 decreased by $0.5 million or 2.2% from the same period in 2006. The effective tax rate of 28.8% for the nine months ended September 30, 2007 declined from 30.3% for the same period in the prior year. The income tax expense for the nine months ended September 30, 2007 was favorably impacted by $0.9 million due to the successful resolution of a previously uncertain tax position in the current period. The lower effective tax rate also reflects increases in tax-exempt investments and loans and excludable dividend income on bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Mortgage loan originations totaled $126.6 million and $106.7 million for the nine months ended September 30, 2007 and 2006, respectively. Proceeds from the sale of mortgage loans totaled $86.5 million and $77.6 million for the nine months ended September 30, 2007 and 2006, respectively.
     Liquidity sources from liabilities are generated primarily through deposits. As of September 30, 2007 and December 31, 2006, deposits comprised 80.3% and 79.9% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources of liquidity that include federal funds purchased, repurchase agreements and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of September 30, 2007, total availability from the FHLB was $1.9 billion, or 30.2% of total assets while outstanding advances were $381.4 million, or 6.2% of total assets. As of December 31, 2006, outstanding FHLB advances were $469.1 million, or 7.8% of total assets, while the total availability from these sources was $1.9 billion, or 31.7% of total assets.
     The principal source of the parent company’s cash flow is dividends from its subsidiaries. These dividends may be impacted by the Parent’s or the subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. The parent also may draw on approved lines of credit of $90.0 million with several major domestic banks, which were unused as of September 30, 2007. In addition, the Corporation also issues subordinated notes on a regular basis.
     The Corporation periodically repurchases shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan. During the nine months ended September 30, 2007, the Corporation purchased 535,000 treasury shares for a total purchase price of $9.2 million and received $7.6 million upon re-issuance of 551,870 shares. For the same period of 2006, the Corporation purchased 372,800 treasury shares for a total purchase price of $6.1 million and received $6.4 million upon re-issuance of 438,324 shares.
     The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

MARKET RISK
     Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is primarily exposed to interest rate risk inherent in its lending and deposit taking activities as a financial intermediary. To succeed in this capacity, the Corporation offers an extensive variety of financial products to meet the diverse needs of its customers. These products sometimes contribute to interest rate risk for the Corporation when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans.
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
     Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall while certain depositors can redeem their certificates of deposit early when rates rise.
     The Corporation uses a sophisticated asset/liability model to measure its interest rate risk. Interest rate risk measures utilized by the Corporation include earnings simulation, economic value of equity (EVE) and gap analysis.
     Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios on at least a quarterly basis. Reviewing these various measures provides the Corporation with a reasonably comprehensive view of its interest rate risk profile.
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

     Following is the gap analysis as of September 30, 2007 (dollars in thousands):

	Subject to Repricing Within
	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,207,700	$269,971	$301,815	$530,979	$2,310,465
Investments	11,014	148,569	101,852	121,770	383,205

	1,218,714	418,540	403,667	652,749	2,693,670

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,022,191	—	—	—	1,022,191
Time deposits	199,803	235,897	276,719	329,862	1,042,281
Borrowings	357,683	69,094	169,476	48,158	644,411

	1,579,677	304,991	446,195	378,020	2,708,883

Period Gap	$(360,963)	$113,549	$(42,528)	$274,729	$(15,213)

Cumulative Gap	$(360,963)	$(247,414)	$(289,942)	$(15,213)

IEA/IBL (Cumulative)	0.77	0.87	0.88	0.99

Cumulative Gap to IEA	(6.69)%	(4.58)%	(5.37)%	(0.28)%

     The cumulative twelve-month, IEA to IBL ratio changed to 0.99 for September 30, 2007 from 0.97 for December 31, 2006.
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
     The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to sudden and parallel changes (shocks) in market rates compared to a scenario with unchanged rates:

	September 30,		ALCO
	2007	December 31, 2006	Guidelines
Net interest income change (12 months):
+ 200 basis points	(3.2)%	(2.2)%	+/- 5.0%
+ 100 basis points	(0.3)%	0.2%	+/- 5.0%
- 100 basis points	0.6%	(0.2)%	+/- 5.0%
- 200 basis points	0.1%	(1.8)%	+/- 5.0%

Economic value of equity:
+ 200 basis points	(6.2)%	(5.7)%	—
+ 100 basis points	(2.3)%	(1.8)%	—
- 100 basis points	(0.2)%	(0.4)%	—
- 200 basis points	(3.7)%	(4.1)%	—
     The overall level of interest rate risk is considered to be relatively low and stable. The Corporation’s modest sensitivity to higher rates increased slightly this year due to the reinvestment of investment cash flows, an increase in money market accounts, an increase in federal funds purchased and the forthcoming maturity of the $125.0 million interest rate swap (see below). These were partially offset by the lengthening of time deposits and higher adjustable rate commercial loans.

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
     The Corporation recognizes that asset/liability models such as those used by the Corporation to measure its interest rate risk are based on methodologies that may have inherent shortcomings. Furthermore, asset/liability models require certain assumptions be made, such as prepayment rates on earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will approximate actual results.
DEPOSITS AND REPURCHASE AGREEMENTS
     Following is a summary of deposits and repurchase agreements (in thousands):

	September 30,
	2007	December 31, 2006
Non-interest bearing	$659,352	$654,617
Savings and NOW	2,090,065	1,944,707
Certificates of deposit and other time deposits	1,734,767	1,773,518

Total deposits	4,484,184	4,372,842
Securities sold under repurchase agreements	254,156	252,064

Total deposits and repurchase agreements	$4,738,340	$4,624,906

     Total deposits and repurchase agreements increased by $113.4 million or 2.5% to $4.7 billion at September 30, 2007 compared to December 31, 2006. The growth in savings and NOW deposits due to an expanded suite of deposit products that has attracted additional customers and deposits combined with organic growth in non-interest bearing deposits was offset by lower balances in certificates of deposit and other time deposits.
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
     Following is a summary of loans, net of unearned income (in thousands):

	September 30,	December 31,
	2007	2006
Commercial	$2,234,236	$2,111,752
Direct installment	948,986	926,766
Consumer lines of credit	245,627	254,054
Residential mortgages	469,587	490,215
Indirect installment	440,812	461,214
Other	19,356	9,143

	$4,358,604	$4,253,144

     The above loan totals include unearned income of $24.7 million and $26.7 million at September 30, 2007 and December 31, 2006, respectively.
     The majority of the Corporation’s loan portfolio consists of commercial loans, which includes commercial real estate loans and commercial and industrial loans. As of September 30, 2007 and December 31, 2006, commercial real estate loans were $1.4 billion and $1.3 billion, or 61.9% and 60.2% of commercial loans, respectively.
     Total loans increased by $105.5 million or 2.5% to $4.4 billion at September 30, 2007. This growth was primarily driven by organic commercial loan growth of $122.5 million or 5.8% and direct installment loan growth of $22.2 million or 2.4%. This growth was offset by a decline of $20.4 million or 4.4% in the indirect installment portfolio driven by weak automobile sales and aggressive manufacturer financing and a $20.6 million or 4.2% reduction in residential mortgages.
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
     Following is a summary of non-performing assets (in thousands):

	September 30,	December 31,
	2007	2006
Non-accrual loans	$21,346	$24,636
Restructured loans	3,470	3,492

Total non-performing loans	24,816	28,128
Other real estate owned	5,358	5,948

Total non-performing assets	$30,174	$34,076

Asset quality ratios:
Non-performing loans as a percent of total loans	0.57%	0.66%
Non-performing assets as a percent of total assets	0.49%	0.57%
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
     Following is a summary of changes in the allowance for loan losses (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$51,252	$53,041	$52,575	$50,707
Addition from acquisitions	—	—	21	3,046
Charge-offs	(3,531)	(2,959)	(10,037)	(10,674)
Recoveries	625	555	2,102	2,103

Net charge-offs	(2,906)	(2,404)	(7,935)	(8,571)
Provision for loan losses	3,776	2,428	7,461	7,883

Balance at end of period	$52,122	$53,065	$52,122	$53,065

Allowance for loan losses to:
Total loans, net of unearned income			1.20%	1.25%
Non-performing loans			210.03%	180.12%
     The allowance for loan losses at September 30, 2007 decreased by $0.9 million or 1.8% from September 30, 2006 and by $0.5 million or 0.9% from December 31, 2006. The decrease in the allowance for loan losses was due to improvements in non-accrual loans and lower levels of actual and expected charge-offs from the commercial and consumer loan portfolios.
     The provision for loan losses of $7.5 million for the nine months ended September 30, 2007 decreased by $0.4 million or 5.4% from the same period of 2006 reflecting lower charge-offs and fewer non-performing loans as well as a $0.9 million reduction in the allowance for loan losses during the 2007 period as a result of improved credit quality. For the first nine months of 2006, the allowance for loan losses was reduced $0.7 million.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for loan losses. Loans charged off during the first nine months of 2007 decreased $0.6 million from the same period in 2006 to $10.0 million. Net charge-offs (annualized) as a percentage of average loans decreased to 0.25% for the first nine months of 2007 compared to 0.29% for the same period of 2006 reflecting improvements in the commercial and consumer loan portfolios.

     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. Higher interest rates and energy costs directly affect borrowers having floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. Higher interest rates and energy costs also affect consumer loan customers who carry historically high debt levels. Consumer credit risk and loss exposures are evaluated using a combination of historical loss experience and an analysis of the rate at which delinquent loans ultimately result in charge-offs to estimate credit quality migration and expected losses within the homogeneous loan pools.
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
     The Corporation has an effective $200.0 million shelf registration statement filed with the Securities and Exchange Commission. Pursuant to this shelf registration statement, the Corporation may, from time to time, issue any combination of common stock, preferred stock, debt securities or trust preferred securities in one or more offerings up to a total dollar amount of $200.0 million, of which none has been utilized through September 30, 2007.
     The Corporation and FNBPA are subject to various regulatory capital requirements administered by various federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the applicable regulations) to risk-weighted assets (as defined in the applicable regulations) and of leverage ratio (as defined in the applicable regulations). Failure to meet minimum capital adequacy requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     The Corporation’s management believes that, as of September 30, 2007, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject and therefore satisfied the requirements to be considered “well-capitalized” under the regulatory framework.
     Following are the capital ratios as of September 30, 2007 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$496,743	11.4%	$437,018	10.0%	$349,615	8.0%
FNBPA	457,408	10.8%	423,221	10.0%	338,577	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	432,420	9.9%	262,211	6.0%	174,807	4.0%
FNBPA	411,375	9.7%	253,933	6.0%	169,288	4.0%

Leverage Ratio:
F.N.B. Corporation	432,420	7.4%	290,968	5.0%	232,774	4.0%
FNBPA	411,375	7.3%	283,057	5.0%	226,445	4.0%

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
ITEM 4. CONTROLS AND PROCEDURES
     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and principal financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the reporting period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2007, as required by paragraph (d) of Rules 13a – 15 and 15d – 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
     The Corporation and its subsidiaries are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation does not anticipate, at the present time, that the aggregate liability, if any, arising out of such legal proceedings will have a material adverse effect on the Corporation’s consolidated financial position. However, the Corporation cannot determine whether or not any claims asserted against it will have a material adverse effect on its consolidated results of operations in any future reporting period. It is possible, in the event of unexpected future developments, that the ultimate resolution of these matters, if unfavorable, may be material to the Corporation’s consolidated results of operations for a particular period.
ITEM 1A. RISK FACTORS
     There are no material changes in the risk factors previously disclosed in the Corporation’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     The following table provides information about purchases of equity securities by the Corporation:

Issuer Purchases of Equity Securities (1)
			Total Number of	Maximum Number of
	Total	Average	Shares Purchased as	Shares that May Yet
	Number of	Price	Part of Publicly	Be Purchased Under
	Shares	Paid per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs	Programs
July 1 – 31, 2007	—	$—	N/A	N/A
August 1 – 31, 2007	100,000	16.93	N/A	N/A
September 1 – 30, 2007	100,000	16.96	N/A	N/A

(1)	All shares were purchased in open-market transactions under SEC Rule 10b-18, and were not purchased as part of a publicly announced purchase plan or program. The Corporation has funded the shares required for employee benefit plans and the Corporation’s dividend reinvestment plan through open-market transactions or purchases directly from the Corporation. This practice may be discontinued at the Corporation’s discretion.
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

F.N.B. Corporation (Registrant)
Dated: November 7, 2007	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 7, 2007	/s/ Brian F. Lilly
Brian F. Lilly
Chief Financial Officer (Principal Financial Officer)