Form 10-K
period 2007-12-31
FNB CORP/FL/
filed 2008-02-29
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2007, determined using a per share closing price on that date of $16.74, as quoted on the New York Stock Exchange, was $950,790,702.

As of January 31, 2008, the registrant had outstanding 60,605,610 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of F.N.B. Corporation to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 14, 2008 (Proxy Statement) are incorporated by reference into Part III, items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2008.

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

The Corporation was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2007, the Corporation had 155 Community Banking offices in Pennsylvania and Ohio and 54 Consumer Finance offices in those states and Tennessee. The Corporation, through its Community Banking affiliate, also had 6 commercial loan production offices in Pennsylvania and Florida and one mortgage loan production office in Tennessee as of that date.

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

Recent Developments

On November 9, 2007, the Corporation announced the signing of a definitive merger agreement to acquire Omega Financial Corporation (Omega), a diversified financial services company with $1.8 billion in assets based in State College, Pennsylvania. The all-stock transaction is valued at approximately $393.0 million. Under the terms of the merger agreement, Omega shareholders will receive 2.022 shares of F.N.B. Corporation common stock for each share of Omega common stock. The transaction is expected to be completed in the second quarter of 2008, pending regulatory and stockholder approvals and the satisfaction of other closing conditions.

On February 15, 2008, the Corporation announced the signing of a definitive merger agreement to acquire Iron & Glass Bancorp, Inc. (IRGB), a bank holding company with approximately $300.0 million in assets based in

Pittsburgh, Pennsylvania. The transaction is valued at approximately $86.1 million. Under the terms of the merger agreement, IRGB shareholders will be entitled to receive either $75.00 cash or 5.00 shares of F.N.B. Corporation common stock, or a combination of cash and shares, for each share of IRGB stock, subject to a proration of 45% cash and 55% stock, if either cash or stock is oversubscribed. The transaction is expected to be completed in the third quarter of 2008, pending regulatory approvals, the approval of shareholders of IRGB and the satisfaction of other closing conditions.

Business Segments

In addition to the following information relating to the Corporation’s business segments, information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2007, the Community Banking segment consisted of a regional community bank. The Wealth Management segment, as of that date, consisted of a trust company, a registered investment advisor and a subsidiary that offered broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consisted of an insurance agency and a reinsurer as of that date. The Consumer Finance segment consisted of a multi-state consumer finance company as of that date.

Community Banking

The Corporation’s Community Banking affiliate, First National Bank of Pennsylvania (FNBPA), offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

The goal of Community Banking is to generate high quality, profitable revenue growth through increased business with its current customers, attract new customer relationships through FNBPA’s current branches and loan production offices and expand into new and existing markets through de novo branch openings, acquisitions and the establishment of additional loan production offices. Consistent with this strategy, on May 26, 2006, October 7, 2005 and February 18, 2005, the Corporation completed its acquisitions of The Legacy Bank (Legacy), North East Bancorp, Inc. (North East) and NSD Bancorp, Inc. (NSD), respectively. For information pertaining to these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. In addition, the Corporation considers Community Banking a fundamental source of revenue opportunity through the cross-selling of products and services offered by the Corporation’s other business segments.

Community Banking also includes five commercial loan production offices in Florida, one commercial loan production office in Pennsylvania and one mortgage loan production office in Tennessee, the underwriting for which is performed centrally.

The lending philosophy of Community Banking is to establish high quality customer relationships while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the geographic market areas served by Community Banking.

No material portion of the loans or deposits of Community Banking has been obtained from a single or small group of customers, and the loss of any one customer’s loans or deposits or a small group of customers’ loans or deposits by Community Banking would not have a material adverse effect on the Community Banking segment or on the Corporation. The substantial majority of the loans and deposits have been generated within the geographic market areas in which Community Banking operates.

Wealth Management

Wealth Management delivers comprehensive wealth management services to individuals, corporations and retirement funds as well as existing customers of Community Banking. Wealth Management provides services to individuals and corporations located within the Corporation’s geographic markets.

The Corporation’s trust subsidiary, First National Trust Company (FNTC), provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2007, the market value of trust assets under management totaled approximately $1.7 billion.

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

FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

No material portion of the business of Wealth Management has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Wealth Management would not have a material adverse effect on the Wealth Management segment or on the Corporation.

Insurance

The Corporation’s Insurance segment operates principally through First National Insurance Agency, LLC (FNIA). FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within the Corporation’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels.

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

Other

The Corporation also has five other subsidiaries. F.N.B. Statutory Trust I and F.N.B. Statutory Trust II were established to issue trust preferred securities to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay subordinated notes. F.N.B. Capital Corporation, LLC (FNB Capital) offers financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. Certain financial information concerning these subsidiaries, along with the Parent company and intercompany eliminations, are included in the

“Parent and Other” category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation primarily operates in Pennsylvania and northeastern Ohio. This area is served by several major interstate highways and is located at the approximate midpoint between New York City and Chicago. The primary market area served by the Corporation also extends to the Great Lakes shipping port of Erie, the Pennsylvania state capital of Harrisburg and the Greater Pittsburgh International Airport. The Corporation also has five commercial loan production offices in Florida, one commercial loan production office in Pennsylvania and one mortgage loan production office in Tennessee. In addition to Pennsylvania and northeastern Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and central and southern Ohio.

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

Employees

As of January 31, 2008, the Corporation and its subsidiaries had 1,513 full-time and 380 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

Government Supervision and Regulation

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and to companies engaged in securities and insurance activities and provides certain specific information about the Corporation. The bank regulatory framework is intended primarily for the protection of depositors and the Federal Deposit Insurance Funds and not for the protection of security holders. Numerous laws and regulations govern the operations of financial services institutions and their holding companies. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Corporation.

General

The Corporation is a legal entity separate and distinct from its subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB). The Corporation is also subject to regulation by the SEC as a result of the Corporation’s status as a public company and due to the nature of the business activity of certain of the Corporation’s affiliates. The Corporation’s common stock is listed on the New York Stock Exchange (NYSE) under the trading symbol “FNB” and the Corporation is subject to the rules of the NYSE for listed companies.

The Corporation’s subsidiary bank (FNBPA) and trust company (FNTC) are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC). FNBPA is also subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, limitations on the types of investments that may be made, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders.

As a result of the GLB Act, which repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act which imposed restrictions on banking organizations’ ability to engage in certain types of activities, bank holding companies such as the Corporation now have broad authority to engage in activities that are financial in nature or incidental to such a financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the FRB in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

As a regulated financial holding company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The FRB, OCC, FDIC and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, the Corporation, FNBPA and FNTC are subject to examination by various regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, but also loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity and various other factors, including, but not limited to, community reinvestment. An examination downgrade by any of the Corporation’s federal bank regulators could potentially result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

The FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, merchant banking operations, investment companies, insurance companies and banks, are also subject to the jurisdiction of various federal and state “functional” regulators.

There are numerous laws, regulations and rules governing the activities of financial institutions and bank holding companies. The following discussion is general in nature and seeks to highlight some of the more significant of these regulatory requirements, but does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its affiliates.

Interstate Banking

Under the BHC Act, bank holding companies, including those that are also financial holding companies, are required to obtain the prior approval of the FRB before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the United States and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

Subject to certain restrictions, the Interstate Banking Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. During 2007, the Corporation had one retail subsidiary national bank, FNBPA. FNBPA owns and operates eleven interstate branch offices within Ohio.

Recent Statutory Developments

The Financial Services Regulatory Relief Act of 2006 (Relief Act) was enacted into law on October 13, 2006. The Relief Act is generally designed to remove or reduce various regulatory constraints and compliance orders imposed on the banking industry. The Relief Act, among other things, (i) authorized the FRB to set reserve ratios; (ii) amended regulations relating to the payment of dividends by national banks; (iii) amended then-applicable laws relating to such issues as the making of loans to insiders, regulatory applications, privacy notices, and golden parachute payments; and (iv) expanded and clarified the enforcement authority of federal banking regulators.

Changes in Regulations

Various legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is introduced from time to time in the U.S. Congress. This legislation may seek to change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or change the competitive balance among banks, savings associations, credit unions and other financial institutions. The Corporation cannot predict whether any of this potential legislation will be enacted, and, if enacted, the effect that it, or any implemented regulations, would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. Any change in statutes, regulations or regulatory policies applicable to the Corporation or its subsidiaries could have a material adverse effect on the business of the Corporation and its subsidiaries.

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

The FRB’s risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common stockholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses of up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum.

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and total capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items). Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. At December 31, 2007, the Corporation’s Tier 1 and total capital ratios under these guidelines were 10.0% and 11.5%, respectively. At December 31, 2007, the Corporation had $146.5 million of capital securities that qualified as Tier 1 capital and $11.5 million of subordinated debt that qualified as Tier 2 capital.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets (as defined for regulatory purposes). Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well-capitalized. The Corporation’s leverage ratio at December 31, 2007 was 7.5%, and as such, the Corporation meets its leverage ratio requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, identified five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements, restrictions on its business and a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and in certain circumstances to the appointment of a conservator or receiver. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2007.

The federal bank regulatory authorities’ risk based capital guidelines are based upon the 1998 Capital Accord of the Basel Committee on Banking Supervision, or Basel I. In 2004, federal bank regulators issued a proposed new framework for risk-based capital adequacy, sometimes referred to as “Basel II.” In July 2007, regulators announced their current plan for implementing the most advanced approach under Basel II for banks with over $250 billion in assets or over $10 billion in foreign exposure. The plan contemplates that regulators will propose rules allowing smaller financial institutions, such as the Corporation and its bank subsidiaries, to select between the current method of calculating risked-based capital (“Basel I”) and a “standardized” approach under Basel II. The Basel II standardized approach would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but unlike Basel I would require an explicit capital charge for operational risk. The Corporation and its subsidiaries have not determined whether they would elect to apply the Basel II approach if presented with that option.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practice. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

Financial Privacy

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury Department has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has instituted economic sanctions which affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC rules” because they are administered by the U.S. Treasury Department Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution.

Consumer Protection Statutes and Regulations

FNBPA is subject to many federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to disclose credit terms in meaningful and consistent ways;
•	prohibit discrimination against an applicant in any consumer or business credit transaction;
•	prohibit discrimination in housing-related lending activities;
•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and
•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Dividend Restrictions

The Corporation’s primary source of funds for cash distributions to its stockholders, and funds used to pay principal and interest on its indebtedness, is dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to the Corporation. FNBPA is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. The appropriate federal regulatory agency may determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and prohibit payment thereof. In addition to dividends from FNBPA, other sources of parent company liquidity for the Corporation include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries.

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

Source of Strength

According to FRB policy, a financial or bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. Consistent with the “source of strength” policy, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to common stockholders has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Corporation’s capital needs, asset quality and overall financial condition. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other banks that are members of the FDIC may be assessed for the FDIC’s loss, subject to certain exceptions.

In addition, if FNBPA was no longer “well-capitalized” and “well-managed” within the meaning of the BHC Act and FRB rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of FRB applications would not be available to the Corporation. Moreover, examination ratings of “3” or lower, “unsatisfactory” ratings, lower capital ratios below well-capitalized levels, regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities.

Securities and Exchange Commission

The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of certain of its businesses.

The Sarbanes-Oxley Act of 2002 contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of the Sarbanes-Oxley Act, written certifications by the Corporation’s Chief Executive Officer and Chief Financial Officer are required with respect to each of the Corporation’s quarterly and annual reports filed with the SEC. These certifications attest that the applicable report does not contain any untrue statement of a material fact. The Corporation also maintains a program designed to comply with Section 404 of the Sarbanes-Oxley Act, which includes the identification of significant processes and accounts, documentation of the design of process and entity level controls and testing of the operating effectiveness of key controls. See Item 9A, Controls and Procedures, of this Report for the Corporation’s evaluation of its disclosure controls and procedures.

Investment Advisors is registered with the SEC as an investment advisor and, therefore, is subject to the requirements of the Investment Advisors Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisors is the protection of investment advisory clients and the securities markets, rather than the protection of creditors and stockholders of investment advisors. The regulations applicable to investment advisors cover all aspects of the investment advisory business, including limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping, operating, marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as other anti-fraud prohibitions. The Corporation’s investment advisory subsidiary also may be subject to certain state securities laws and regulations.

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

Investment Advisors is also subject to rules and regulations promulgated by the Financial Industry Regulatory Authority (FINRA), among others. The principal purpose of these regulations is the protection of clients and the securities markets, rather than the protection of stockholders and creditors.

Consumer Finance Subsidiary

Regency is subject to regulation under Pennsylvania, Tennessee and Ohio state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions and the Ohio Division of Consumer Finance periodically visit Regency’s offices and conduct extensive examinations in order to determine compliance with such laws and regulations. Additionally, the FRB, as “umbrella” regulator of the Corporation pursuant to the GLB Act, may conduct an examination of Regency’s offices or operations. Such examinations include a review of loans and the collateral therefor, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is subject to certain federal laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions.

Insurance Agencies

FNIA is subject to licensing requirements and extensive regulation under the laws of the Commonwealth of Pennsylvania and the various states in which FNIA conducts business. These laws and regulations are primarily for the benefit of policyholders. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations or the conviction of crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Penn-Ohio is subject to examination on a triennial basis by the Arizona Department of Insurance. Representatives of the Arizona Department of Insurance periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under the applicable Arizona statutes.

Merchant Banking

FNB Capital is subject to regulation and examination by the FRB and is subject to rules and regulations issued by the FINRA.

Governmental Policies

The operations of the Corporation and its subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for time and savings deposits. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.

Available Information

The Corporation maintains a website at www.fnbcorporation.com. The Corporation makes available on its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to any of the foregoing) as soon as practicable after such reports are filed with or furnished to the SEC. These reports are available on the Corporation’s website at www.fnbcorporation.com and are also available to stockholders, free of charge, upon written request to F.N.B. Corporation, Attn: David B. Mogle, Corporate Secretary, One F.N.B. Boulevard, Hermitage, PA 16148. A fee to cover the Corporation’s reproduction costs will be charged for any requested exhibits to these documents. The Corporation’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol “FNB”. The Corporation filed the certifications of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO) required pursuant to Section 302 of the Sarbanes Oxley Act of 2002 with respect to its Annual Report on Form 10-K for 2006 with the SEC as exhibits to that Report and has filed certifications required by Section 302 of that Act with respect to this Annual Report on Form 10-K as exhibits to this Report. The Corporation’s CEO submitted the required annual CEO Certification, without qualification, regarding the NYSE’s corporate governance listing standards to the NYSE within 30 days of the 2007 annual shareholders’ meeting. The Corporation’s Code of Business Conduct and Ethics, the Charters of its Audit, Compensation, Corporate Governance and Nominating Committees and the Corporation’s Corporate Governance Guidelines are available on the Corporation’s website and in printed form upon request.

ITEM 1A.	RISK FACTORS

As a financial services organization, the Corporation takes on a certain amount of risk in every business decision and activity. For example, every time FNBPA opens an account or approves a loan for a customer, processes a payment, hires a new employee, or implements a new computer system, FNBPA and the Corporation incur a certain amount of risk. As an organization, the Corporation must balance revenue generation and profitability with the risks associated with its business activities. Risk management is not about eliminating risks, but about identifying and accepting risks and then effectively managing them so as to optimize total shareholder value.

The Corporation has identified five major categories of risk: credit risk, market risk, liquidity risk, operational risk and compliance risk. Credit risk, market risk and liquidity risk, and the program implemented by management to address these risks, are more fully discussed in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report. Operational risk arises from inadequate information systems and technology, weak internal control systems or other failed internal processes or systems, human error, fraud or external events. Compliance risk relates to each of the other four major categories of risk listed above, but specifically addresses internal control failures that result in non-compliance with laws, rules, regulations or ethical standards.

The key to effective risk management is to be proactive in identifying, measuring, evaluating and monitoring risk on an ongoing basis. Risk management practices support decision-making, improve the success rate for new initiatives, and strengthen the market’s confidence in the Corporation and its affiliates.

The Corporation’s risk management process is supported through a governance structure involving its Board of Directors and senior management. The Corporation’s Risk Committee helps insure that business decisions within the organization are executed within the Corporation’s desired risk profile. The Risk Committee has the following key roles:

•	facilitate the identification, assessment and monitoring of risk across the Corporation;
•	provide support and oversight to the Corporation’s businesses; and
•	identify and implement risk management best practices, as appropriate.

Additionally, FNBPA has a Risk Management Committee comprised of senior management to provide oversight to specific areas of risk with respect to the level of risk and risk management structure. The Risk Management Committee reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise risk profile of the Corporation and other relevant risk management issues. The Corporation’s audit function performs an independent assessment of the internal control environment. Moreover, the Corporation’s audit function plays a critical role in risk management, testing the operation of internal control systems and reporting findings to management and to the Corporation’s Audit Committee. Both the Corporation’s Risk Committee and FNBPA’s Risk Management Committee regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on action to address key risk issues.

The following are the most significant risk factors that affect the Corporation. These risk factors are also discussed further in other parts of this Report.

The Corporation’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its obligations.

The Corporation is a holding company and conducts almost all of its operations through its subsidiaries. The Corporation does not have any significant assets other than the stock of its subsidiaries. Accordingly, the Corporation depends on dividends from its subsidiaries to meet its obligations and obtain revenue. The Corporation’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, FNBPA is limited in the amount of dividends it may pay to the Corporation without prior regulatory approval. Also, bank regulators have the authority to prohibit FNBPA from paying dividends if the bank regulators determine the payment would be an unsafe and unsound banking practice.

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

Lending money is an essential part of the banking business, and borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;
•	changes in economic and industry conditions;
•	the duration of the loan; and
•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.

Generally, commercial/industrial, construction and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. For additional information, see the Lending Activity section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report. In addition, consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

The Corporation’s financial condition and results of operations would be adversely affected if its allowance for loan losses is not sufficient to absorb actual losses.

There is no precise method of predicting loan losses. The Corporation can give no assurance that its allowance for loan losses is or will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation attempts to maintain an appropriate allowance for loan losses to provide for estimated losses inherent in its loan portfolio. The Corporation periodically determines the amount of its allowance for loan losses based upon consideration of several factors, including:

•	a regular review of the quality, mix and size of the overall loan portfolio;
•	historical loan loss experience;
•	evaluation of non-performing loans;
•	assessment of economic conditions and their effects on the Corporation’s existing portfolio; and
•	the amount and quality of collateral, including guarantees, securing loans.

For additional discussion relating to this matter, refer to the Allowance and Provision for Loan Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report.

The Corporation’s financial condition may be adversely affected if it is unable to attract sufficient deposits to fund its anticipated loan growth.

The Corporation funds its loan growth primarily through deposits. To the extent that the Corporation is unable to attract and maintain sufficient levels of deposits to fund its loan growth, the Corporation would be required to raise additional funds through public or private financings. The Corporation can give no assurance that it would be able to obtain these funds on acceptable terms.

The Corporation’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

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

The Corporation and its subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by several governmental agencies, including the FRB, the OCC and the FDIC. Regulations are generally intended to provide protection for depositors, borrowers and other customers rather than for investors. The Corporation is subject to changes in federal and state law, regulations, governmental policies, income tax laws and accounting principles. Changes in regulation could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;

•	mergers with or acquisitions of other institutions;
•	investments;
•	loans and interest rates;
•	the provision of securities, insurance or trust services; and
•	the types of non-deposit activities in which the Corporation’s financial institution subsidiaries may engage.

In addition, legislation may change present capital requirements, which could restrict the Corporation’s activities and require the Corporation to raise additional capital.

The Corporation’s results of operations could be adversely affected due to significant competition.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources than the Corporation. The Corporation may not be able to compete effectively in its markets, which could adversely affect the Corporation’s results of operations. The banking and financial services industry in each of the Corporation’s market areas is highly competitive. The competitive environment is a result of:

•	changes in regulation;
•	changes in technology and product delivery systems; and
•	the accelerated pace of consolidation among financial services providers.

The Corporation competes for loans, deposits and customers with various bank and non-bank financial service providers, many of which are larger in terms of total assets and capitalization, have greater access to the capital markets and offer a broader array of financial services than the Corporation. Competition with such institutions may cause the Corporation to increase its deposit rates or decrease its interest rate spread on loans it originates. Loan pricing and credit standards are under competitive pressure as various lenders seek to deploy capital and a broader range of borrowers have access to the capital markets. Likewise, traditional deposit activities are subject to intense pricing pressures and increasing customer migration as the financial service providers compete for consumers’ investment dollars.

The Corporation’s continued pace of growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

The Corporation is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations (see the Government Supervision and Regulation section included in Item 1 of this Report). As a financial holding company, the Corporation seeks to maintain capital sufficient to meet the “well-capitalized” standard set by regulators. The Corporation anticipates that its current capital resources will satisfy its capital requirements for the foreseeable future. The Corporation may at some point, however, need to raise additional capital to support continued growth, whether such growth occurs internally or through acquisitions.

The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of the Corporation’s control, and on its financial performance. Accordingly, there can be no assurance of the Corporation’s ability to raise additional capital, if needed, on acceptable terms. If the Corporation cannot raise additional capital when needed, its ability to expand its operations through internal growth and acquisitions could be materially impaired.

Adverse economic conditions in the Corporation’s market area may adversely impact its results of operations and financial condition.

The majority of the Corporation’s business is concentrated in Pennsylvania and eastern Ohio, which are traditionally slower growth markets than other areas of the United States. Also, the Corporation originates commercial loans in Florida, which risk factors are discussed in the following paragraph. As a result, FNBPA’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in these market areas. The local economies of the Pennsylvania and Ohio market areas historically have been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in the Corporation’s market areas, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ ability to repay their loans and generally affect the Corporation’s financial condition and results of operations. Furthermore, a downturn in real estate values in FNBPA’s market areas could cause many of its loans to become inadequately collateralized.

The Corporation may be adversely affected by the recent downturn in Florida real estate markets.

According to published reports, many Florida real estate markets, including the markets in Orlando, Naples, Fort Myers, Sarasota and Tampa, where the Corporation has loan production offices, have declined in value throughout 2007 and may continue to undergo a period of slowdown. The Corporation operates five commercial loan production offices in the Florida market place and is therefore exposed to the weakening real estate conditions in the Florida geographic region. During a period of prolonged general economic downturn in the Florida market, the Corporation in that market may experience a reduction in loan origination activity and increases in non-performing assets, net charge-offs and provisions for loan losses.

The Corporation’s information systems may experience an interruption or breach in security.

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. While the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s Articles of Incorporation and By-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by the Corporation’s Board of Directors. In particular, the Corporation’s Articles of Incorporation and By-laws:

•	classify its Board of Directors into three classes, so that stockholders elect only one-third of its Board of Directors each year;
•	permit stockholders to remove directors only for cause;
•	do not permit stockholders to take action except at an annual or special meeting of stockholders;
•	require stockholders to give the Corporation advance notice to nominate candidates for election to its Board of Directors or to make stockholder proposals at a stockholders’ meeting;
•	permit the Corporation’s Board of Directors to issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as its Board of Directors may determine;
•	require the vote of the holders of at least 75% of the Corporation’s voting shares for stockholder amendments to its By-laws;
•	allow the Board of Directors to increase the number of directors and to fill any open seats created through such an increase;
•	require a vote of the holders of at least 75% of the Corporation’s voting shares to approve a merger not supported by the Board of Directors; and
•	require a vote of the holders of at least 75% of the Corporation’s voting shares to remove any director without cause.

Under Florida law, the approval of a business combination with a stockholder owning 10% or more of the voting shares of a corporation requires the vote of holders of at least two-thirds of the voting shares not owned by such stockholder, unless the transaction is approved by a majority of the corporation’s disinterested directors. In addition, Florida law generally provides that shares of a corporation that are acquired in excess of certain specified thresholds will not possess any voting rights unless the voting rights are approved by a majority of the corporation’s disinterested stockholders.

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

The likelihood or impact of natural disasters, terrorist activities and international hostilities cannot be predicted. However, any of these could impact the Corporation directly (for example, by causing significant damage to its facilities or preventing it from conducting its business in the ordinary course), or could impact the Corporation indirectly through a direct impact on its borrowers, depositors, other customers, suppliers or other counterparties. The Corporation also could suffer adverse consequences to the extent that natural disasters, terrorist activities or international hostilities affect the economy and financial and capital markets generally. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in the Corporation experiencing higher levels of non-performing assets, net charge-offs and provisions for loan losses.

The Corporation’s ability to mitigate the adverse consequences of such occurrences is, in part, dependent on the quality of its contingency planning, including its ability to anticipate the nature of any such event that occurs. The adverse impact of natural disasters or terrorist activities also could be increased to the extent that there is a lack of preparedness on the part of national or regional emergency responders or on the part of other organizations and businesses with which the Corporation deals, particularly those on which it depends.

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

The Corporation may not be able to continue to attract and retain skilled people.

The Corporation’s success depends, in large part, on its ability to continue to attract and retain key people. Competition for the best people in most activities engaged in by the Corporation can be intense and the Corporation may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Corporation’s key personnel could have a material adverse impact on the Corporation’s business because of their skills, knowledge of the Corporation’s market, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

The Corporation is exposed to risk of environmental liabilities with respect to properties to which it takes title.

Portions of the Corporation’s loan portfolio are secured by real property. In the course of its business, the Corporation may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Corporation may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Corporation may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Corporation ever becomes subject to significant environmental liabilities, the Corporation’s business, financial condition, liquidity and results of operations could be materially and adversely affected.

Recent developments in the mortgage market have increased the volatility of the Corporation’s stock price and may affect the Corporation’s ability to originate loans as well as the profitability of loans in the Corporation’s pipeline.

The mortgage lending industry has experienced a significant increase in delinquencies in recent months. The decline in credit quality is most noteworthy among subprime lenders. Generally, the Corporation has not originated residential mortgage loans with FICO credit scores below 620, except for a minimal number of CRA loans. Recent reports of credit quality, financial solvency and other problems among subprime lenders have increased volatility in the stock market. If the subprime segment continues to have problems in the future and/or credit quality problems spread to other industry segments, including lenders who make reduced documentation loans to prime credit quality borrowers, there could be a prolonged decrease in the demand for the Corporation’s loans in the secondary market, adversely affecting the Corporation’s earnings and negatively impacting the price of the Corporation’s common stock.

Changes in economic conditions and the composition of the Corporation’s loan portfolio could lead to higher loan charge-offs or an increase in the Corporation’s provision for loan losses and may reduce the Corporation’s net income.

Recent changes in national and regional economic conditions could impact the loan portfolios of the Corporation. For example, an increase in unemployment, a decrease in real estate values or increases in interest rates, as well as other factors, could weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation could depress its earnings and consequently its financial condition because customers may not want or need the Corporation’s products or services; borrowers may not be able to repay their loans; the value of the collateral securing the Corporation’s loans to borrowers may decline; and the quality of the Corporation’s loan portfolio may decline. Any of the latter three scenarios could require the Corporation to charge-off a higher percentage of its loans and/or increase its provision for loan losses, which would reduce its net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.	PROPERTIES

The Corporation owns a six-story building in Hermitage, Pennsylvania that serves as its headquarters, executive and administrative offices. It shares this facility with Community Banking and Wealth Management.

The Community Banking offices are located in 24 counties in Pennsylvania and 4 counties in Ohio. Community Banking also has commercial loan production offices located in 5 counties in Florida and one county in Pennsylvania and a mortgage loan production office located in one county in Tennessee. Wealth Management operates in existing Community Banking offices. The Consumer Finance offices are located in 17 counties in Pennsylvania, 16 counties in Tennessee and 13 counties in Ohio. The Insurance offices are located in 6 counties in Pennsylvania. At December 31, 2007, the Corporation’s subsidiaries owned 110 of the Corporation’s properties and leased 114 properties under operating leases expiring at various dates through the year 2046. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position with the Corporation and principal occupation for the last five years of each of the executive officers of the Corporation as of December 31, 2007 is set forth below:

		Position with the Corporation and Prior Occupations in
Name	Age	Previous Five Years

Stephen J. Gurgovits	64	Chairman of the Corporation since December 2007; President and Chief Executive Officer of the Corporation since 2004; Vice Chairman of the Corporation from 1998 to 2003; Chairman of FNBPA since 2004; President and Chief Executive Officer of FNBPA from 1988 to 2004.
Brian F. Lilly	49	Chief Financial Officer of the Corporation since 2004; Chief Administrative Officer of FNBPA since 2003; Chief Financial Officer of Billingzone, LLC, Pittsburgh, Pennsylvania from 2000 to 2003.
Gary J. Roberts	58	President and Chief Executive Officer of FNBPA since 2004; Senior Executive Vice President and Chief Operating Officer of FNBPA from 2003 to 2004; Senior Executive Vice President of FNBPA from 2002 to 2003.
David B. Mogle	57	Corporate Secretary of the Corporation since 1994; Treasurer of the Corporation from 1986 to 2004; Secretary and Senior Vice President of FNBPA since 1994; Treasurer of FNBPA from 1999 to 2004.
Vincent J. Calabrese	45	Corporate Controller of the Corporation since 2007; Senior Vice President, Controller and Chief Accounting Officer of Peoples Bank, Connecticut, from 2003 to 2007.
James G. Orie	49	Chief Legal Officer of the Corporation since 2004; Corporate Counsel of the Corporation from 1996 to 2003; Senior Vice President of FNBPA since 2003.
Scott D. Free	44	Treasurer of the Corporation since 2005; Chief Financial Officer of FNBPA since 2007; Treasurer and Senior Vice President of FNBPA since 2005; Senior Vice President of First Merit Corporation, Ohio from 1994 to 2004.

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

The Corporation’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2007 and 2006. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2008, there were 10,257 holders of record of the Corporation’s common stock.

	Low	High	Dividends

Quarter Ended 2007
March 31	$16.21	$18.79	$0.235
June 30	16.41	17.91	0.235
September 30	14.05	18.24	0.240
December 31	13.85	17.92	0.240

Quarter Ended 2006
March 31	$15.74	$17.70	$0.235
June 30	15.19	17.24	0.235
September 30	15.15	17.00	0.235
December 31	16.31	18.85	0.235

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2007.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (◆) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2002, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

Total Return Performance

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands, except per share data

Year Ended December 31	2007	2006	2005	2004	2003

Total interest income	$368,890	$342,422	$295,480	$253,568	$256,102
Total interest expense	174,053	153,585	108,780	84,390	86,990
Net interest income	194,837	188,837	186,700	169,178	169,112
Provision for loan losses	12,693	10,412	12,176	16,280	17,155
Total non-interest income	81,609	79,275	57,807	77,326	67,319
Total non-interest expense	165,614	160,514	155,226	140,892	183,272
Income from continuing operations	69,678	67,649	55,258	61,795	27,038
Income from discontinued operations, net of tax	—	—	—	—	31,751
Net income	69,678	67,649	55,258	61,795	58,789

At Year-End
Total assets	$6,088,021	$6,007,592	$5,590,326	$5,027,009	$8,308,310
Assets of discontinued operations	—	—	—	—	3,751,136
Net loans	4,291,429	4,200,569	3,698,340	3,338,994	3,213,058
Deposits	4,397,684	4,372,842	4,011,943	3,598,087	3,439,510
Short-term borrowings	449,823	363,910	378,978	395,106	232,966
Long-term and junior subordinated debt	632,397	670,921	662,569	636,209	584,808
Liabilities of discontinued operations	—	—	—	—	3,386,021
Total stockholders’ equity	544,357	537,372	477,202	324,102	606,909

Per Common Share (1)
Basic earnings per share
Continuing operations	$1.16	$1.15	$0.99	$1.31	$0.58
Discontinued operations	—	—	—	—	0.69
Net income	1.16	1.15	0.99	1.31	1.27
Diluted earnings per share
Continuing operations	1.15	1.14	0.98	1.29	0.57
Discontinued operations	—	—	—	—	0.68
Net income	1.15	1.14	0.98	1.29	1.25
Cash dividends declared	0.95	0.94	0.925	0.92	0.93
Book value (2)	8.99	8.90	8.31	6.47	13.10

Ratios
Return on average assets (2)	1.15%	1.15%	.99%	1.29%	0.74%
Return on average tangible assets (2)	1.25	1.25	1.07	1.34	0.79
Return on average equity (2)	12.89	13.15	12.44	23.54	9.66
Return on average tangible equity (2)	26.23	26.30	23.62	30.42	16.81
Dividend payout ratio (2)	82.45	81.84	94.71	72.56	72.90
Average equity to average assets (2)	8.93	8.73	7.97	5.50	7.66

(1)	Per share amounts for 2003 have been restated for the common stock dividend declared on April 28, 2003.

(2)	Effective January 1, 2004, F.N.B. Corporation spun off its Florida operations into a separate independent public company. As a result of the spin-off, the Florida operations’ earnings for prior years have been classified as discontinued operations on the Corporation’s consolidated income statements and the assets and liabilities related to the discontinued operations have been disclosed separately on the Corporation’s consolidated balance sheets for prior years. In addition, note that the book value at period end, stockholders’ equity, the return on average assets ratio, the return on average tangible assets ratio, the return on average equity ratio, return on average tangible equity ratio and the dividend payout ratio for 2003 include the discontinued operations.

QUARTERLY EARNINGS SUMMARY (Unaudited)
Dollars in thousands, except per share data

Quarter Ended 2007	Mar. 31	June 30	Sept. 30	Dec. 31

Total interest income	$90,487	$91,620	$93,949	$92,834
Total interest expense	42,567	43,271	44,791	43,424
Net interest income	47,920	48,349	49,158	49,410
Provision for loan losses	1,847	1,838	3,776	5,232
Gain on sale of securities	740	415	—	—
Impairment loss on equity securities	—	(111)	(7)	—
Other non-interest income	20,176	20,071	19,689	20,636
Total non-interest expense	41,896	41,822	41,278	40,618
Net income	17,370	17,622	17,624	17,062

Per Common Share
Basic earnings per share	$0.29	$0.29	$0.29	$0.28
Diluted earnings per share	0.29	0.29	0.29	0.28
Cash dividends declared	0.235	0.235	0.24	0.24

Quarter Ended 2006	Mar. 31	June 30	Sept. 30	Dec. 31

Total interest income	$77,621	$83,465	$90,576	$90,760
Total interest expense	31,802	36,772	42,209	42,802
Net interest income	45,819	46,693	48,367	47,958
Provision for loan losses	2,958	2,497	2,428	2,529
Gain on sale of securities	547	340	510	405
Other non-interest income	19,082	19,998	19,502	18,891
Total non-interest expense	39,771	40,723	40,625	39,395
Net income	15,802	16,635	17,619	17,593

Per Common Share
Basic earnings per share	$0.28	$0.29	$0.29	$0.29
Diluted earnings per share	0.27	0.28	0.29	0.29
Cash dividends declared	0.235	0.235	0.235	0.235

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important Note Regarding Forward-Looking Statements

Certain statements in this quarterly report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of the Corporation, its business and the industry in which it operates as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. The Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments and, as such, have a greater possibility of producing results that could be materially different than originally reported.

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

Allowance for Loan Losses

The allowance for loan losses addresses credit losses inherent in the existing loan portfolio and is presented as a reserve against loans on the consolidated balance sheet. Loan losses are charged off against the allowance for loan losses, with recoveries of amounts previously charged off credited to the allowance for loan losses. Provisions for loan losses are charged to operations based on management’s periodic evaluation of the adequacy of the allowance.

Estimating the amount of the allowance for loan losses requires significant judgment and the use of estimates related to the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other risk factors concerning the economic environment. The allowance established for individual impaired loans reflects expected losses resulting from analyses developed through specific credit allocations for individual loans. The specific credit allocations are based on regular analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current market value of the loan and collateral values. Independent loan review results are evaluated and considered in estimating reserves as well as other qualitative risk factors that may affect the loan. The evaluation of this component of the allowance requires considerable judgment in order to estimate inherent loss exposures.

Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. A loss migration and historical charge-off analysis is performed quarterly and loss factors are updated regularly based on actual experience. This analysis examines historical loss experience, the related internal ratings of loans charged off and considers inherent but undetected losses within the portfolio. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. The Corporation has grown through acquisition and expanded the geographic footprint in which it operates. As a result, historical loss experience data used to establish loss estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration and historical charge-off analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management also evaluates the impact of various factors concerning the economic environment which pose additional risks that may not adequately be addressed in the analyses described above. Such factors could include: levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures including those for underwriting, collection, charge-off and recovery; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees or suppliers; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The determination of this component of the allowance requires considerable management judgment.

There are many factors affecting the allowance for loan losses; some are quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that could adversely affect the Corporation’s earnings or financial position in future periods.

The Allowance and Provision for Loan Losses section of this financial review includes a discussion of the factors driving changes in the allowance for loan losses during the current period.

Securities Valuation

Investment securities, which are composed of debt securities and certain equity securities, comprise a significant portion of the Corporation’s consolidated balance sheet. Such securities can be classified as “Trading,” “Securities Held to Maturity” or “Securities Available for Sale.” As of December 31, 2007 and 2006, the Corporation did not hold any trading securities.

Securities held to maturity are comprised of debt securities, which were purchased with management’s positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses not deemed other-than-temporary reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and other-than-temporary impairment charges are recorded within non-interest income in the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to hold the security for a period of time sufficient to allow for a recovery in market value. Among the factors that are considered in determining management’s intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

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

The Corporation tests goodwill for impairment at least annually, or when indicators of impairment exist, to determine whether impairment may exist. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental in nature and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. The Corporation performs an internal valuation analysis and considers other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows analyses, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the risk inherent in future cash flows, growth rates and determination and evaluation of appropriate market comparables.

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

Income Taxes

The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. The laws are complex and subject to different interpretations by the taxpayer and various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex tax statutes, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the taxing authorities based on audit results or to change based on management’s ongoing assessment of the facts and evolving case law.

The Corporation establishes a valuation allowance when it is “more likely than not” that the Corporation will not be able to realize a benefit from its deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

On a quarterly basis, management assesses the reasonableness of the Corporation’s effective tax rate based on management’s current best estimate of net income and the applicable taxes for the full year. Deferred tax assets and liabilities are assessed on an annual basis, or sooner, if business events or circumstances warrant.

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2007 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Financial Overview

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio, commercial loan production offices in Pennsylvania and Florida and a mortgage loan production office in Tennessee, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

During 2007, the Corporation opened two additional commercial loan production offices, one in Pennsylvania and one in Florida, in order to continue to supplement the Corporation’s core market loan production.

The economic environment made 2007 another challenging year for the banking industry, particularly in the lending business. The Corporation’s practice of conservative underwriting has helped it to substantially avoid the types of losses from certain loans, such as subprime residential mortgages, which have recently impacted other financial institutions.

Despite a challenging economic environment, the Corporation delivered a strong financial performance in 2007. Net interest income on a fully taxable equivalent (FTE) basis increased by $6.7 million and the net interest margin increased 2 basis points compared to 2006. The provision for loan losses increased by $2.3 million compared to 2006, primarily as the result of recording a specific reserve of $2.0 million associated with one loan. Non-interest income increased by $2.3 million or 2.9% and non-interest expense increased by $5.1 million or 3.2% from 2006.

Both total average loans and deposits increased as a result of a combination of organic growth and the Legacy acquisition in 2006. On the loan side, the Corporation’s growth is focused on its desirable customer relationship oriented higher yielding commercial loan portfolio offset by a decline in the indirect loan portfolio. For deposits, the Corporation’s expanded suite of deposit products continues to attract customers.

The Corporation’s asset quality measures continue to be strong despite actions taken with one developer in the Florida market during the latter part of 2007. The year end non-performing assets include $9.9 million related to this one developer relationship and accounts for the declines in credit measures from historically low figures earlier in 2007.

Results of Operations

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net income for 2007 was $69.7 million or $1.15 per diluted share, an increase of $2.0 million or 3.0% from net income for 2006 of $67.6 million or $1.14 per diluted share. The increase in net income is a result of several factors, including loan growth, recurring fee income and controlling expenses, as well as the full year impact of the Legacy acquisition. Additionally, the 2007 income taxes were favorably impacted by $0.9 million due to the expiration of an uncertain tax position.

The Corporation’s return on average equity was 12.89%, its return on average tangible equity (net income less amortization of intangibles, net of tax, divided by average equity less average intangibles) was 26.23%, its return on average assets was 1.15% and its return on tangible assets (net income less amortization of intangibles, net of tax, divided by average assets less average intangibles) was 1.25% for 2007, as compared to 13.15%, 26.30%, 1.15% and 1.25%, respectively, for 2006.

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2007			2006			2005
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Interest bearing deposits with banks	$1,588	$78	4.89%	$1,540	$76	4.97%	$1,643	$50	3.04%
Federal funds sold	10,429	547	5.17	23,209	1,184	5.03	8,615	357	4.14
Taxable investment securities (1)	874,130	44,188	5.04	965,533	47,424	4.92	1,111,743	49,417	4.45
Non-taxable investment securities (1)(2)	165,406	8,795	5.32	145,858	7,529	5.16	136,944	6,873	5.02
Loans (2)(3)	4,305,158	319,940	7.43	4,059,936	290,143	7.15	3,685,073	242,246	6.57

Total interest earning assets	5,356,711	373,548	6.97	5,196,076	346,356	6.67	4,944,018	298,943	6.05

Cash and due from banks	113,314			116,643			113,075
Allowance for loan losses	(52,346)			(52,757)			(52,106)
Premises and equipment	84,106			85,791			82,639
Other assets	553,599			544,172			484,351

	$6,055,384			$5,889,925			$5,571,977

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,441,316	36,734	2.55	$1,256,829	29,793	2.37	$980,267	10,680	1.09
Savings	589,298	9,881	1.68	627,522	8,911	1.42	692,736	6,236	0.90
Certificates and other time	1,744,691	77,661	4.45	1,729,836	67,975	3.93	1,574,464	49,196	3.12
Treasury management accounts	266,726	12,150	4.49	213,045	9,099	4.21	182,779	4,693	2.57
Other short-term borrowings	147,439	7,285	4.87	145,064	6,686	4.55	266,839	9,808	3.68
Long-term debt	467,047	19,360	4.15	542,208	20,752	3.83	566,757	19,872	3.51
Junior subordinated debt	151,031	10,982	7.27	142,286	10,369	7.29	128,866	8,295	6.44

Total interest bearing liabilities	4,807,548	174,053	3.61	4,656,790	153,585	3.29	4,392,708	108,780	2.48

Non-interest bearing demand	634,537			649,191			661,668
Other liabilities	72,830			69,581			73,362

	5,514,915			5,375,562			5,127,738

Stockholders’ equity	540,469			514,363			444,239

	$6,055,384			$5,889,925			$5,571,977

Excess of interest earning assets over interest bearing liabilities	$549,163			$539,286			$551,310

Net interest income (FTE)		199,495			192,771			190,163
Tax-equivalent adjustment		4,658			3,934			3,463

Net interest income		$194,837			$188,837			$186,700

Net interest spread			3.36%			3.38%			3.57%

Net interest margin (2)			3.73%			3.71%			3.85%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). In 2007, net interest income, which comprised 70.5% of net revenue (net interest income plus non-interest income) as compared to 70.4% in 2006, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $6.7 million or 3.5% from $192.8 million for 2006 to $199.5 million for 2007. Average interest earning assets increased $160.6 million or 3.1% and average interest bearing liabilities increased $150.8 million or 3.2% from 2006 due to organic commercial loan and deposit growth and the Legacy acquisition. The Corporation’s net interest margin increased by 2 basis points from 2006 to 3.73% for 2007 as higher rates on interest earning assets were partially offset by increased rates paid on interest bearing liabilities and lower balances of non-interest bearing demand deposits. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volumes and rates paid for interest bearing liabilities for the periods indicated (in thousands):

	2007 vs 2006			2006 vs 2005
	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$2	$—	$2	$(3)	$29	$26
Federal funds sold	(670)	33	(637)	728	99	827
Securities	(3,644)	1,674	(1,970)	(7,028)	5,691	(1,337)
Loans	18,652	11,145	29,797	25,461	22,436	47,897

	14,340	12,852	27,192	19,158	28,255	47,413

Interest Expense
Deposits:
Interest bearing demand	4,591	2,350	6,941	3,699	15,414	19,113
Savings	290	680	970	255	2,420	2,675
Certificates and other time	526	9,160	9,686	5,417	13,362	18,779
Treasury management accounts	2,414	637	3,051	880	3,526	4,406
Other short-term borrowings	176	423	599	(5,308)	2,186	(3,122)
Long-term debt	(3,027)	1,635	(1,392)	(886)	1,766	880
Junior subordinated debt	636	(23)	613	914	1,160	2,074

	5,606	14,862	20,468	4,971	39,834	44,805

Net Change	$8,734	$(2,010)	$6,724	$14,187	$(11,579)	$2,608

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $373.5 million in 2007, increased by $27.2 million or 7.9% from 2006. This increase was caused by an improvement in the yield on interest earning assets of 30 basis points to 6.97% for 2007 and an increase in average interest earning assets of $160.6 million or 3.1% from 2006. The increase in average interest earning assets was driven by an increase of $245.2 million in average loans, partially offset by a decrease of $71.9 million in average investment securities. The increase in average loans was a result of a combination of organic growth and the Legacy acquisition while the decrease in average investment securities partially funded loan growth.

Interest expense of $174.1 million for 2007 increased by $20.5 million or 13.3% from 2006. This increase was primarily attributable to an increase of 32 basis points in the Corporation’s cost of funds to 3.61% for 2007. Also, average interest bearing liabilities increased $150.8 million or 3.2% to $4.8 billion for 2007. This growth was primarily attributable to a combined increase of $146.3 million or 7.8% in the core deposit categories of average interest bearing demand deposit and savings, a $53.7 million or 25.2% increase in average treasury management accounts and an increase in average certificates and other time deposits of $14.9 million or 0.9%. Average interest bearing demand, savings and certificates and other time deposits increased due to organic growth resulting from an expanded suite of deposit products designed to attract and retain customers and from the Legacy acquisition. Average treasury management accounts increased primarily due to the implementation of a strategic initiative to increase and expand commercial deposit relationships. The average balance for junior subordinated debt owed to unconsolidated subsidiary trusts also increased by $8.7 million or 6.1% for 2007 due to the issuance of $21.5 million of new debt in mid-2006 to partially finance the Legacy acquisition. Partially offsetting these increases was a decline in average long-term debt of $75.2 million or 13.9% from 2006.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $12.7 million in 2007 increased $2.3 million or 21.9% from 2006 primarily due to actions taken during late 2007 relating to one developer relationship in the Florida market. These actions included the charge-off of $0.9 million relating to one project and the recording of a specific reserve of $2.0 million relating to a second project. Additionally, the Corporation transferred the remaining $1.7 million relating to the first project to other real estate owned and transferred the entire $8.2 million balance of the second project to non-accrual status. In 2007, net charge-offs totaled $12.5 million or 0.29% of average loans compared to $11.6 million or 0.29% of average loans in 2006. The ratio of non-performing loans to total loans was 0.75% at December 31, 2007, compared to 0.66% at December 31, 2006, and the ratio of non-performing assets to total assets was 0.67% and 0.57%, respectively, at these same dates. For additional information, refer to the Allowance and Provision for Loan Losses section of this financial review.

Non-Interest Income

Total non-interest income of $81.6 million in 2007 increased $2.3 million or 2.9% from 2006. This increase resulted primarily from increases in all major fee businesses except for insurance-related fees, partially offset by decreases in gain on sale of securities and other non-interest income.

Service charges on loans and deposits of $40.8 million for 2007 increased $0.8 million or 1.9% from 2006, reflecting expansion of the Corporation’s customer base as a result of the Legacy acquisition in 2006 and also due to higher activity in check card and business demand deposit account fees.

Insurance commissions and fees were $14.0 million for 2007, which remained stable compared to 2006 as growth in the book of business was offset by lower commissions. As a result of a soft renewal market in the insurance industry, many account renewal commissions have declined due to lower premiums charged by insurance carriers.

Securities commissions of $6.3 million for 2007 increased by $1.5 million or 30.0% from 2006 levels primarily due to higher organic annuity and securities sales.

Trust fees of $8.6 million in 2007 increased by $0.8 million or 10.2% from 2006 due to growth in assets under management resulting from organic growth in overall trust assets, higher equity valuations and the Legacy acquisition in 2006.

Gain (loss) on sale of securities of $1.2 million decreased $0.6 million or 35.9% from 2006 as management did not sell any equity securities during the second half of 2007 due to unfavorable market prices in the bank stock portfolio.

Gain on sale of mortgage loans of $1.7 million for 2007 increased by $0.1 million or 6.7% from 2006 due to an increase in mortgage origination volume in 2007.

Income from bank owned life insurance of $4.1 million for 2007 increased by $0.7 million or 22.2% from 2006 due to a combination of a higher crediting rate in 2007 and the Legacy acquisition in 2006.

Other income of $5.0 million for 2007 decreased $0.8 million or 13.6% from 2006. The primary reason for this decrease was $0.8 million in lower gains on settlements of impaired loans acquired in previous acquisitions. In 2006, the Corporation recognized gains on settlements of impaired loans of $1.3 million compared to $0.5 million in 2007. The Corporation also recognized a loss of $0.5 million in 2007 on the sale of a building acquired in a previous merger. Offsetting these decreases was a $0.4 million increase in customer swap fee income.

Non-Interest Expense

Total non-interest expense of $165.6 million in 2007 increased $5.1 million or 3.2% from 2006. This increase was primarily attributable to operating expenses resulting from the Legacy acquisition in 2006.

Salaries and employee benefits of $87.2 million in 2007 increased $3.6 million or 4.3% from 2006. This increase was primarily attributable to normal annual compensation and benefit increases, additional costs associated with the employees retained from the Corporation’s acquisition of Legacy in 2006, higher commission expense tied to growth in securities commission revenue and an increase in stock compensation expense related to the issuance of restricted stock, partially offset by lower expense due to the amendment to the Corporation’s pension and postretirement benefit plans and lower medical expenses.

Combined net occupancy and equipment expense of $27.7 million in 2007 increased $0.2 million or 0.6% from the combined 2006 level. This increase was primarily due to additional operating costs associated with the Corporation’s acquisition of Legacy in 2006, the opening of a new branch in 2006 and several new loan production offices in 2006 and 2007, partially offset by lower depreciation on equipment.

Amortization of intangibles expense of $4.4 million in 2007 increased $0.3 million or 6.2% from 2006 due to the amortization of additional core deposit and other intangibles as a result of the Corporation’s acquisition of Legacy in 2006.

State taxes of $5.5 million in 2007 increased $0.8 million or 16.4% from 2006 primarily due to higher net worth based taxes resulting from the Corporation’s acquisition of Legacy in 2006.

Advertising and promotional expense of $2.9 million in 2007 increased $0.1 million or 2.4% from 2006 due to the Corporation’s acquisition of Legacy in 2006.

The Corporation recorded merger-related expenses of $0.2 million in 2007 relating to the pending acquisition of Omega Financial Corporation (Omega) and $0.6 million in 2006 related to costs incurred as a result of the acquisition of Legacy. The pending acquisition of Omega is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Other non-interest expenses of $35.4 million in 2007 increased $0.9 million or 2.5% from 2006. This increase was primarily due to additional operating costs associated with the Corporation’s acquisition of Legacy in 2006 and higher fees for outside professional services.

Income Taxes

The Corporation’s income tax expense of $28.5 million for 2007 decreased by $1.1 million or 3.6% from 2006. The effective tax rate of 29.0% for 2007 declined from 30.4% for the prior year. The income tax expense for 2007 was favorably impacted by $0.9 million due to the expiration of an uncertain tax position. The lower effective tax rate also reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net income for 2006 was $67.6 million or $1.14 per diluted share, compared to net income for 2005 of $55.3 million or $0.98 per diluted share. Net income increased by $12.4 million or 22.4% primarily due to the Corporation’s acquisitions in 2005 and 2006 and as a result of a balance sheet repositioning, an other-than-temporary impairment loss on an equity security and efficiency improvement charges, all of which reduced 2005 net income by $10.9 million after-tax. Also, net income increased from improved profitability of the Corporation’s insurance, securities and trust businesses.

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

The balance sheet repositioning, completed during the fourth quarter of 2005, reduced the Corporation’s exposure to an anticipated rise in interest rates and resulted in a realized loss of $8.6 million after-tax from the sale of fixed rate available for sale debt securities. The Corporation also recorded an other-than-temporary impairment loss on an equity security of $1.3 million after-tax in 2005. For additional information related to the balance sheet restructuring and other-than-temporary impairment loss refer to the Balance Sheet Repositioning, Efficiency Improvement Charges and Merger Expenses and Securities footnotes in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. Also, 2005 income taxes were favorably impacted by $1.0 million due to the expiration of an uncertain tax position.

The Corporation’s return on average equity was 13.15%, its return on average tangible equity was 26.30% and its return on average assets was 1.15% for 2006, as compared to 12.44%, 23.62% and .99%, respectively, for 2005.

Net Interest Income

In 2006, net interest income, which comprised 70.4% of net revenue as compared to 76.4% in 2005, was negatively affected by the general level of interest rates, changes in interest rates, the flattening of the yield curve and the changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on a fully taxable equivalent basis increased $2.6 million from $190.2 million for 2005 to $192.8 million for 2006. The increase primarily resulted from an increase in average interest earning assets offset by a decrease in the net interest margin. Average interest earning assets increased $252.1 million or 5.1% and average interest bearing liabilities increased $264.1 million or 6.0% from 2005 due to organic commercial loan and deposit growth and the acquisitions in 2005 and 2006. However, the Corporation’s net interest margin decreased by 14 basis points from 2005 to 3.71% for 2006 and was negatively impacted by a flattening of the yield curve which became slightly inverted in the latter half of 2006. As such, the Corporation experienced less opportunity to earn higher rates on interest earning assets compared to the need to increase rates on its deposits and treasury management accounts driven by interest rates and competitive pricing.

Interest income, on a fully taxable equivalent basis, of $346.4 million in 2006 increased by $47.4 million or 15.9% from 2005. This increase was caused by an improvement in the yield on interest earning assets of 62 basis points to 6.67% for 2006 and an increase in average interest earning assets of $252.1 million, or 5.1%, from 2005. The increase in average interest earning assets was driven by an increase of $374.9 million in average loans, partially offset by a decrease of $146.3 million in average investment securities. The increase in average loans was a result of a combination of organic growth and the Corporation’s acquisitions in 2005 and 2006, while the decrease in average investment securities was a result of a planned reduction to provide funding for loan growth.

Interest expense of $153.6 million for 2006 increased by $44.8 million or 41.2% from 2005. This increase was primarily attributable to an increase of 81 basis points in the Corporation’s cost of funds to 3.29% for 2006. Also, interest bearing liabilities increased $264.1 million or 6.0% to average $4.7 billion for 2006. This growth was primarily attributable to a combined increase of $211.3 million or 12.6% in the core deposit categories of average interest bearing demand deposit and savings, a $30.3 million or 16.6% increase in average treasury management accounts and an increase in average certificates and other time deposits of $155.4 million or 9.9%. Average interest bearing demand, savings and certificates and other time deposits increased due to organic growth resulting from an expanded suite of deposit products designed to attract and retain customers and from the acquisitions in 2005 and 2006. Average treasury management accounts increased primarily due to the implementation of a strategic initiative to increase and expand commercial deposit relationships. The average balance for junior subordinated debt owed to unconsolidated subsidiary trusts also increased by $13.4 million or 10.4% for 2006 due to the issuance of $21.5 million of new debt to partially finance the Legacy acquisition. Offsetting these increases were declines in average short-term borrowings of $121.8 million or 45.6% from 2005 and average long-term debt of $24.5 million or 4.3% from 2005.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $10.4 million in 2006 decreased $1.8 million or 14.5% from 2005 primarily due to continued improvement in credit quality. Improving trends in non-accrual loans and the commercial and consumer loan portfolios continued to produce lower levels of expected losses. More specifically, in 2006 net charge-offs totaled $11.6 million or 0.29% as a percentage of average loans compared to $16.9 million or 0.46% as a percentage of average loans in 2005. The 2005 results included the charge-off of a $1.5 million loan or .05% that was on non-accrual and was previously fully reserved for in the allowance for loan losses. The ratio of non-performing loans to total loans was 0.66% at December 31, 2006 compared to 0.88% at December 31, 2005 and the ratio of non-performing assets to total assets was .57% and .71%, respectively, for these same periods. For additional information, refer to the Allowance and Provision for Loan Losses section of this financial review.

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

Service charges on loans and deposits of $40.1 million increased $1.9 million or 5.1% from 2005 primarily because the Corporation’s customer base expanded as a result of the acquisitions in 2006 and 2005 and also due to selected fee increases. Insurance commissions and fees of $14.0 million increased $1.2 million or 9.3% from 2005 principally due to an increase in contingent fees of $0.3 million, organic customer growth and the Penn Group acquisition in the fourth quarter of 2005. Securities commissions of $4.9 million for 2006 increased by $0.4 million or 8.5% from 2005 levels, primarily due to higher annuity and securities sales and also was benefited by the Legacy acquisition in 2006. Trust fees of $7.8 million in 2006 increased by $0.7 million or 9.2% from 2005 due to growth in assets under management resulting from higher equity valuations in 2006 compared to 2005, growth in overall trust assets and the number of trust accounts and from the acquisition of Legacy in 2006. Gain on sale of securities of $1.8 million increased $13.5 million from a loss of $11.7 million in 2005. During the fourth quarter of 2005, management changed its intent with respect to certain available for sale securities and as a result sold $559.6 million of fixed-rate securities resulting in a $13.3 million loss. These 2005 sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels. The Corporation recognized an other-than-temporary impairment loss of $2.0 million on an equity security classified as available for sale in 2005. The Corporation recognized no such impairment loss in 2006. Gain on sale of mortgage loans of $1.6 million for 2006 increased by $0.2 million or 15.4% from 2005 due to increased mortgage origination volume in 2006. Other income of $5.8 million for 2006 increased $1.6 million or 37.0% from 2005. The increase was primarily attributable to gains on settlements of impaired loans acquired of $1.3 million. Also, income from non-marketable equity securities increased $0.7 million from 2005 which was partially offset by a decrease in gains on the sale of fixed assets of $0.4 million from 2005.

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

Salaries and employee benefits of $83.6 million in 2006 increased $2.6 million or 3.2% from 2005. This increase was the result of additional costs associated with the employees retained from the acquisitions in 2006 and 2005, combined with normal compensation and benefit expense increases partially offset by lower salary and benefit costs due to staff reductions in the fourth quarter of 2005 and lower pension and postretirement plan costs due to the changes in the Corporation’s retirement plans. Combined net occupancy and equipment expense of $27.6 million in 2006 increased $2.0 million or 7.8% from the combined 2005 level. The increase was primarily due to additional operating costs associated with the acquisitions in 2006 and 2005 and the opening of new branches and loan production offices. Amortization of intangibles expense of $4.1 million in 2006 increased $0.4 million or 10.8% from 2005. This increase was attributable to the amortization of additional core deposit and other intangibles resulting from the acquisitions in 2006 and 2005. State taxes of $4.7 million in 2006 increased $0.7 million or 18.5% from 2005 primarily due to higher net worth based taxes resulting from the Corporation’s acquisitions in 2005 and 2006. Advertising and promotional expense of $2.8 million in 2006 decreased $0.4 million or 11.4% from 2005 resulting from ongoing expense management by concentrating on the most effective delivery methods. The Corporation recorded merger-related expenses of $0.6 million in 2006 related to costs incurred as a result of the acquisition of Legacy and $1.3 million in 2005 relating to the acquisitions of NSD and North East. Other non-interest expenses of $34.5 million in 2006 increased $0.8 million or 2.2% from 2005. This increase was primarily the result of higher expenses due to the acquisitions in 2006 and 2005.

Income Taxes

The Corporation’s income tax expense of $29.5 million in 2006 was at an effective tax rate of 30.4% while the 2005 income tax expense of $21.8 million was at an effective tax rate of 28.3%. Both years’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income. The 2005 income taxes were also favorably impacted by $1.0 million due to the expiration of an uncertain tax position.

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

Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Mortgage loan originations totaled $163.5 million and $144.8 million for 2007 and 2006, respectively. Proceeds from the sale of mortgage loans totaled $117.4 million for 2007 compared to $108.1 million for 2006.

Liquidity sources from liabilities are generated primarily through deposits. As of December 31, 2007 and 2006, deposits comprised 79.3% and 79.9% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources of liquidity that include federal funds purchased, treasury management accounts and public funds. In addition, the Corporation has the ability to borrow funds from the Federal Home Loan Bank (FHLB), Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of December 31, 2007, outstanding FHLB advances declined $42.0 million to $427.1 million, or 7.0% of total assets, while the total availability from these sources was $1.9 billion, or 30.4% of total assets. At December 31, 2006, outstanding FHLB advances were $469.1 million, or 7.8% of total assets, while the total availability from these sources was $1.9 billion, or 31.7% of total assets.

The principal source of the parent company’s cash flow is dividends from its subsidiaries. These dividends may be impacted by the parent’s or the subsidiaries capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. The parent also may draw on approved lines of credit of $90.0 million with several major domestic banks, which were unused as of December 31, 2007. In addition, the Corporation also issues subordinated notes on a regular basis.

The Corporation periodically repurchases shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan. During 2007, the Corporation purchased 535,000 shares of its common stock for a total purchase price of $9.2 million and received $7.5 million upon re-issuance of 549,884 shares. In 2006, the Corporation purchased 572,800 shares of its common stock for a total purchase price of $9.6 million and received $9.0 million upon re-issuance of 610,091 shares. In 2005, the Corporation purchased 576,100 shares of its common stock for a total purchase price of $10.9 million and received $10.3 million upon re-issuance of 639,485 shares.

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

Changes in market interest rates may result in changes in the fair value of the Corporation’s financial instruments, cash flows and net interest income. The ALCO is responsible for market risk management: devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. The Corporation’s Treasury Department manages interest rate risk. The Corporation uses derivative financial instruments for market risk management purposes (principally interest rate risk) and not for trading or speculative purposes.

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

Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-

term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides the Corporation with a reasonably comprehensive view of its interest rate risk profile.

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

The following table presents the amounts of interest earning assets and interest bearing liabilities as of December 31, 2007 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Interest Earning Assets (IEA)
Loans	$1,150,448	$302,624	$343,033	$503,468	$2,299,573
Investments	44,234	102,232	92,178	141,638	380,282

	1,194,682	404,856	435,211	645,106	2,679,855

Interest Bearing Liabilities (IBL)
Non-maturity deposits	990,122	—	—	—	990,122
Time deposits	99,464	202,118	256,426	457,961	1,015,969
Borrowings	353,835	167,360	23,636	42,306	587,137

	1,443,421	369,478	280,062	500,267	2,593,228

Period Gap	$(248,739)	$35,378	$155,149	$144,839	$86,627

Cumulative Gap	$(248,739)	$(213,361)	$(58,212)	$86,627

IEA/IBL (Cumulative)	0.83	0.88	0.97	1.03

Cumulative Gap to IEA	(4.63)%	(3.98)%	(1.08)%	1.61%

The cumulative twelve-month, IEA to IBL ratio changed to 1.03 for December 31, 2007 from 0.97 for December 31, 2006.

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

The following table presents an analysis of the potential sensitivity of the Corporation’s annual net interest income and EVE to changes in interest rates:

			ALCO
December 31	2007	2006	Guidelines

Net interest income change (12 months):
+ 200 basis points	(2.0)%	(2.2)%	+/−5.0%
+ 100 basis points	(0.5)%	0.2%	+/−5.0%
− 100 basis points	(1.7)%	(0.2)%	+/−5.0%
− 200 basis points	(4.7)%	(1.8)%	+/−5.0%

Economic value of equity:
+ 200 basis points	(4.9)%	(5.7)%	—
+ 100 basis points	(1.5)%	(1.8)%	—
− 100 basis points	(3.3)%	(0.4)%	—
− 200 basis points	(9.7)%	(4.1)%	—

The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2007.

The Corporation’s overall level of interest rate risk is considered to be relatively low and stable. The Corporation has a slightly liability-sensitive interest rate risk position. In other words, in the short run, more liabilities reprice than assets. This is why net interest income and EVE decrease under higher rate shock scenarios. The Corporation also has various asset categories with call options, which grant option holders the right to prepay when rates decline. The extreme nature of rate shock scenarios triggers a high level of asset prepayments, causing net interest income and EVE to decrease under lower rate shock scenarios.

The Corporation’s yield curve shifted lower during 2007. This was primarily the result of the economic weakness caused by the subprime mortgage crisis. Applying the down rate shocks to these lower interest rates as of December 31, 2007 caused higher asset prepayments for the measurement period. The -200 basis point shock lowers long term rates to historically low levels, creating the higher asset prepayments. The ALCO deems this scenario to be improbable and will continue to manage its exposure to asset prepayment risk in a gradual manner. With the increased economic weakness and lower rates, loan customers typically prefer to lock-in long-term, fixed rates with the Corporation, creating pressure for a higher sensitivity to higher rates.

Throughout 2007, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at an acceptable level. For example, the Corporation successfully promoted longer-term certificates of deposit and utilized long-term FHLB advances. On the lending side, the Corporation regularly sells long-term, fixed-rate residential mortgages to the secondary market and has been focusing on the origination of commercial loans with short-term repricing characteristics. The investment portfolio is used, in part, to supplement the Corporation’s interest rate risk position. For 2007, the average life and duration of new investment activity was lower than the existing portfolio, helping to reduce interest rate risk. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. For additional information regarding the interest rate swaps, see the Interest Rate Swaps footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

The Corporation recognizes that asset/liability models such as those used by the Corporation to measure its interest rate risk are based on methodologies that may have inherent shortcomings. Furthermore, asset/liability models require certain assumptions be made, such as prepayment rates on interest earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2007 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without a stated maturity	$2,663,301	$—	$—	$—	$2,663,301
Certificates and other time deposits	1,012,069	475,372	230,822	16,120	1,734,383
Operating leases	4,118	5,695	3,691	15,293	28,797
Long-term debt	101,279	295,041	83,597	1,449	481,366

	$3,780,767	$776,108	$318,110	$32,862	$4,907,847

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2007 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Commitments to extend credit	$783,459	$42,152	$42,082	$75,584	$943,277
Standby letters of credit	38,873	26,318	11,111	406	76,708

	$822,332	$68,470	$53,193	$75,990	$1,019,985

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. For additional information relating to commitments to extend credit and standby letters of credit, see the Commitments, Credit Risk and Contingencies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates commercial loan production offices in Pennsylvania and Florida, as well as a mortgage loan production office in Tennessee. The Corporation had commercial loans in Florida totaling $264.3 million or 6.1% of total loans as of December 31, 2007. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $150.3 million or 3.5% of total loans as of December 31, 2007.

Following is a summary of loans (in thousands):

December 31	2007	2006	2005	2004	2003

Commercial	$2,232,860	$2,111,752	$1,613,960	$1,440,674	$1,297,559
Direct installment	941,249	926,766	890,288	820,886	776,716
Consumer lines of credit	251,100	254,054	262,969	251,037	229,005
Residential mortgages	465,881	490,215	485,542	479,769	468,173
Indirect installment	427,663	461,214	493,740	389,754	452,170
Other	25,482	9,143	2,548	7,341	35,574

	$4,344,235	$4,253,144	$3,749,047	$3,389,461	$3,259,197

Total loans at December 31, 2007 increased by $91.1 million or 2.1% to $4.3 billion as compared to December 31, 2006. The commercial loan segment grew by $121.1 million due to the Corporation’s focus on growth in the Florida market as well as the Pittsburgh and Harrisburg, Pennsylvania markets.

Total loans at December 31, 2006 increased by $504.1 million or 13.4% to $4.3 billion as compared to December 31, 2005. The Corporation focused on the commercial loan segment which grew by $497.8 million as a result of organic growth combined with the acquisition of Legacy.

The majority of the Corporation’s loan portfolio consists of commercial real estate loans as well as commercial and industrial loans. As of December 31, 2007 and 2006, commercial real estate loans were $1.4 billion and $1.3 billion, respectively, or 32.1% and 29.9% of total loans. As of December 31, 2007 and 2006, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2007 (in thousands):

	Within	1-5	Over
	1 Year	Years	5 Years	Total

Commercial	$293,637	$623,832	$1,315,391	$2,232,860
Residential mortgages	1,156	20,612	444,113	465,881

	$294,793	$644,444	$1,759,504	$2,698,741

The total amount of loans due after one year includes $1.7 billion with floating or adjustable rates of interest and $724.8 million with fixed rates of interest.

For additional information relating to lending activity, see the Loans footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Non-Performing Loans

Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type, unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

Following is a summary of non-performing loans (dollars in thousands):

December 31	2007	2006	2005	2004	2003

Non-accrual loans	$29,211	$24,636	$28,100	$27,029	$22,449
Restructured loans	3,468	3,492	5,032	4,993	5,719

	$32,679	$28,128	$33,132	$32,022	$28,168

Non-performing loans as a percentage of total loans	0.75%	0.66%	0.88%	0.94%	0.86%

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual and restructured loans (in thousands):

December 31	2007	2006	2005	2004	2003

Gross interest income:
Per contractual terms	$2,378	$2,046	$3,179	$2,076	$2,227
Recorded during the year	362	458	528	727	923

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2007	2006	2005	2004	2003

Loans 90 days or more past due	$7,540	$5,528	$5,755	$5,113	$5,100
As a percentage of total loans	0.17%	0.13%	0.15%	0.15%	0.16%

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

Under FAS 114, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. Commercial loans less than $250,000 are excluded from FAS 114 individual impairment analysis and are collectively evaluated by management to estimate reserves for loan losses inherent in those loans in accordance with FAS 5.

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

Following is a summary of changes in the allowance for loan losses (dollars in thousands):

Year Ended December 31	2007	2006	2005	2004	2003

Balance at beginning of period	$52,575	$50,707	$50,467	$46,139	$46,984
Additions due to acquisitions	21	3,035	4,996	4,354	—
Reductions due to branch sales	—	—	(59)	(54)	—
Charge-offs:
Commercial	(3,034)	(2,642)	(3,422)	(2,333)	(2,447)
Installment	(9,413)	(9,811)	(14,847)	(14,736)	(15,769)
Residential mortgage	(2,766)	(2,215)	(966)	(639)	(571)
Other	—	(12)	(472)	(1,088)	(1,457)

Total charge-offs	(15,213)	(14,680)	(19,707)	(18,796)	(20,244)
Recoveries:
Commercial	430	764	650	667	505
Installment	1,850	1,919	1,891	1,651	1,482
Residential mortgage	400	319	144	94	53
Other	50	99	149	132	204

Total recoveries	2,730	3,101	2,834	2,544	2,244
Net charge-offs	(12,483)	(11,579)	(16,873)	(16,252)	(18,000)
Provision for loan losses	12,693	10,412	12,176	16,280	17,155

Balance at end of period	$52,806	$52,575	$50,707	$50,467	$46,139

Net charge-offs as a percent of average loans, net of unearned income	0.29%	0.29%	0.46%	0.50%	0.56%
Allowance for loan losses as a percent of total loans, net of unearned income	1.22%	1.24%	1.35%	1.49%	1.42%
Allowance for loan losses as a percent of non-performing loans	161.59%	186.91%	153.05%	157.60%	163.80%

The installment category in the above table includes direct installment, consumer lines of credit and indirect installment loans. The other category in the above table includes lease financing.

The allowance for loan losses increased $0.2 million during 2007 representing a 0.4% increase in reserves for loan losses between December 31, 2006 and December 31, 2007. Net charge-offs increased $0.9 million or 7.8% reflecting higher commercial loan charge-offs, including $0.9 million relating to a Florida loan, and higher residential mortgage loan charge-offs, partially offset by lower installment loan charge-offs. These actions included the charge-off of $0.9 million relating to one project and the recording of another specific reserve of $2.0 million relating to a second project.

The allowance for loan losses increased $1.9 million during 2006 representing a 3.7% increase in reserves for loan losses between December 31, 2005 and December 31, 2006. The Legacy acquisition brought with it $297.0 million in loans and an associated allowance for loan losses of $3.0 million, which represented 1.0% of Legacy’s loans. Offsetting the acquired reserves were net charge-offs of $11.6 million and a provision for loan losses of $10.4 million. This decrease in net charge-offs and the provision for loan losses is a result of the Corporation’s continued improvement in asset quality.

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

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in each		in each		in each		in each		in each
		Category to		Category to		Category to		Category to		Category to
	Dec 31,	Total	Dec 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total
	2007	Loans	2006	Loans	2005	Loans	2004	Loans	2003	Loans

Commercial	$32,607	51%	$30,813	50%	$27,112	43%	$28,271	43%	$23,332	40%
Direct installment	11,387	21	11,445	22	11,631	24	10,947	24	9,429	24
Consumer lines of Credit	2,310	6	2,343	6	2,486	7	1,280	7	1,282	7
Residential mortgages	2,621	11	3,068	11	2,958	13	632	14	579	14
Indirect installment	3,766	10	4,649	11	6,324	13	9,072	12	8,432	14
Other	115	1	257	—	196	—	265	—	939	1
Unallocated portion	—	—	—	—	—	—	—	—	2,146	—

	$52,806	100%	$52,575	100%	$50,707	100%	$50,467	100%	$46,139	100%

The amount allocated to commercial loans increased in 2007 due to a combination of the increased loan balance and the additional $2.0 million in specific reserves recorded in relation to the previously mentioned developer relationship in the Florida market.

The amount allocated to commercial loans increased in 2006 due to the increased loan balance while the amount allocated to indirect installment loans decreased due to an improvement in credit quality as a result of improved underwriting guidelines and a planned run-off in loan balances.

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

Investment Activity

Investment activities serve to enhance the overall yield on interest earning assets while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to retain until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to market value risks that could negatively affect the level of liquidity available to the Corporation, as well as stockholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers and an other-than-temporary impairment is deemed or a change in the Corporation’s intent and ability to hold the securities to maturity.

As of December 31, 2007, securities totaling $358.4 million and $667.6 million were classified as available for sale and held to maturity, respectively. During 2007, securities available for sale increased by $100.1 million and securities held to maturity decreased by $108.5 million from December 31, 2006. The decrease in securities held to maturity resulted from maturities and repayments.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2007 (dollars in thousands):

		Weighted
		Average
	Amount	Yield

Obligations of U.S. Treasury and other U.S. Government agencies:
Maturing within one year	$10,496	4.69%
Maturing after one year but within five years	162,840	5.15
Maturing after ten years	507	5.61

States of the U.S. and political subdivisions:
Maturing within one year	3,823	5.54
Maturing after one year but within five years	43,660	4.91
Maturing after five years but within ten years	56,841	5.29
Maturing after ten years	69,345	5.95

Corporate and other debt securities:
Maturing within one year	1,264	5.74
Maturing after one year but within five years	526	6.89
Maturing after ten years	51,741	6.47

Mortgage-backed securities	619,313	5.04
Equity securities	5,618	4.97

	$1,025,974	5.20

The weighted average yields for tax-exempt securities are computed on a tax equivalent basis using the federal statutory tax rate of 35.0%. The weighted average yields for securities available for sale are based on amortized cost.

For additional information relating to investment activity, see the Securities footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Deposits and Short-Term Borrowings

As a bank holding company, the Corporation’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities and individuals located within the markets served by the Corporation’s subsidiaries.

Total deposits increased $24.8 million to $4.4 billion at December 31, 2007, compared to December 31, 2006, as a result of organic growth resulting from an expanded suite of deposit products that has attracted additional customers. The Corporation also experienced a shift in its deposit mix during 2007, as non-interest bearing demand and certificates of deposit decreased $28.5 million or 4.4% and $39.1 or 2.2%, respectively, while savings and NOW increased $92.5 million or 4.8%, compared to 2006.

Short-term borrowings, made up of treasury management accounts, federal funds purchased, subordinated notes and other short-term borrowings, increased by $85.9 million to $449.8 million at December 31, 2007 compared to December 31, 2006. This increase is the result of increases of $60.0 million, $24.5 million and $4.7 million in federal funds purchased, treasury management accounts and subordinated notes, respectively. At December 31, 2006, the Corporation did not have any federal funds purchased. The increase in treasury management accounts is the result of the Corporation’s strategic initiative to increase and expand its commercial lending relationships.

Treasury management accounts and subordinated notes are the largest components of short-term borrowings. At December 31, 2007, treasury management accounts and subordinated notes represented 61.5% and 25.1%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to treasury management accounts (dollars in thousands):

	2007	2006	2005

Balance at year-end	$276,552	$252,064	$182,517
Maximum month-end balance	291,200	252,064	196,470
Average balance during year	266,726	213,045	182,779

Weighted average interest rates:
At end of year	3.71%	4.64%	3.49%
During the year	4.56	4.27	2.57

The treasury management accounts have next day maturities.

For additional information relating to deposits and short-term borrowings, see the Deposits and Short-Term Borrowings footnotes in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Capital Resources

The access to, and cost of, funding new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on the Corporation’s capital strength.

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or trust preferred securities having a total dollar value up to $200.0 million. As of December 31, 2007, the Corporation has not issued any such stock or securities.

Capital management is a continuous process. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. Book value per share was $8.99 at December 31, 2007, compared to $8.90 at December 31, 2006. From time to time, the Corporation issues shares, that were initially acquired by the Corporation as treasury stock, in connection with its various benefit plans.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2007 in relation to criteria set forth for effective internal control over financial reporting as described in “Internal Control— Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that as of December 31, 2007, the Corporation’s internal control over financial reporting is effective and meets the criteria of the “Internal Control—Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the Corporation’s internal control over financial reporting.

/s/Stephen J. Gurgovits	/s/Brian F. Lilly

Stephen J. Gurgovits Chief Executive Officer	Brian F. Lilly Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in footnote 2 to the consolidated financial statements, F.N.B. Corporation changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No, 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and adopted the provisions of Staff Accounting Bulletin No, 108. Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in 2006, and changed its method of accounting for uncertain tax positions on January 1, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of F.N.B. Corporation’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, F.N.B Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 26, 2008 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 2008

F.N.B. Corporation and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except par values

	December 31
	2007	2006

Assets
Cash and due from banks	$130,235	$122,362
Interest bearing deposits with banks	482	1,472
Securities available for sale	358,421	258,279
Securities held to maturity (fair value of $665,914 and $766,295)	667,553	776,079
Mortgage loans held for sale	5,637	3,955
Loans, net of unearned income of $25,747 and $26,704	4,344,235	4,253,144
Allowance for loan losses	(52,806)	(52,575)

Net Loans	4,291,429	4,200,569
Premises and equipment, net	80,472	86,532
Goodwill	242,120	242,479
Core deposit and other intangible assets, net	19,439	23,859
Bank owned life insurance	133,885	131,391
Other assets	158,348	160,615

Total Assets	$6,088,021	$6,007,592

Liabilities
Deposits:
Non-interest bearing demand	$626,141	$654,617
Savings and NOW	2,037,160	1,944,707
Certificates and other time deposits	1,734,383	1,773,518

Total Deposits	4,397,684	4,372,842
Other liabilities	63,760	62,547
Short-term borrowings	449,823	363,910
Long-term debt	481,366	519,890
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	151,031

Total Liabilities	5,543,664	5,470,220

Stockholders’ Equity
Common stock — $0.01 par value
Authorized — 500,000,000 shares
Issued — 60,602,218 and 60,451,533	602	601
Additional paid-in capital	508,891	506,024
Retained earnings	42,426	33,321
Accumulated other comprehensive loss	(6,738)	(1,546)
Treasury stock — 47,970 and 57,254 shares at cost	(824)	(1,028)

Total Stockholders’ Equity	544,357	537,372

Total Liabilities and Stockholders’ Equity	$6,088,021	$6,007,592

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Income
Dollars in thousands, except per share data

	Year Ended December 31
	2007	2006	2005

Interest Income
Loans, including fees	$318,015	$288,553	$240,966
Securities:
Taxable	44,128	47,319	49,275
Nontaxable	5,828	4,757	4,138
Dividends	294	533	694
Other	625	1,260	407

Total Interest Income	368,890	342,422	295,480
Interest Expense
Deposits	124,276	106,679	66,112
Short-term borrowings	19,435	15,785	14,501
Long-term debt	19,360	20,752	19,872
Junior subordinated debt owed to unconsolidated subsidiary trusts	10,982	10,369	8,295

Total Interest Expense	174,053	153,585	108,780

Net Interest Income	194,837	188,837	186,700
Provision for loan losses	12,693	10,412	12,176

Net Interest Income After Provision for Loan Losses	182,144	178,425	174,524
Non-Interest Income
Service charges	40,827	40,053	38,121
Insurance commissions and fees	13,994	13,988	12,794
Securities commissions and fees	6,326	4,871	4,490
Trust	8,577	7,780	7,125
Bank owned life insurance	4,117	3,368	3,301
Gain on sale of mortgage loans	1,715	1,607	1,393
Gain (loss) on sale of securities	1,155	1,802	(11,703)
Impairment loss on equity securities	(118)	—	(1,953)
Other	5,016	5,806	4,239

Total Non-Interest Income	81,609	79,275	57,807
Non-Interest Expense
Salaries and employee benefits	87,219	83,649	81,035
Net occupancy	14,676	13,963	12,666
Equipment	13,061	13,600	12,911
Amortization of intangibles	4,406	4,148	3,743
State taxes	5,451	4,682	3,951
Advertising and promotional	2,914	2,845	3,210
Insurance claims paid	2,309	2,558	2,654
Merger related	210	564	1,303
Other	35,368	34,505	33,753

Total Non-Interest Expense	165,614	160,514	155,226

Income Before Income Taxes	98,139	97,186	77,105
Income taxes	28,461	29,537	21,847

Net Income	$69,678	$67,649	$55,258

Net Income per Common Share
Basic	$1.16	$1.15	$0.99

Diluted	$1.15	$1.14	$0.98

Cash Dividends Paid per Common Share	$0.95	$0.94	$0.925

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Dollars in thousands

					Accumu-
					lated
			Addi-		Other	Deferred
	Compre-	Com-	tional		Compre-	Stock
	hensive	mon	Paid-In	Retained	hensive	Compen-	Treasury
	Income	Stock	Capital	Earnings	Income	sation	Stock	Total

Balance at January 1, 2005		$502	$300,555	$22,847	$4,965	$(1,428)	$(3,339)	$324,102
Net income	$55,258			55,258				55,258
Change in other comprehensive income (loss)	(1,368)				(1,368)			(1,368)

Comprehensive income	$53,890

Common dividends declared: $0.925/share				(52,336)				(52,336)
Purchase of common stock							(10,926)	(10,926)
Issuance of common stock		73	152,210	(1,393)			12,527	163,417
Tax benefit of stock-based compensation			1,781					1,781
Change in deferred stock compensation						(2,726)		(2,726)

Balance at December 31, 2005		575	454,546	24,376	3,597	(4,154)	(1,738)	477,202
Net income	$67,649			67,649				67,649
Change in other comprehensive income (loss)	(438)				(438)			(438)

Comprehensive income	$67,211

Cumulative effect of change in accounting for pension and postretirement obligations					(4,705)			(4,705)
Cumulative effect of change in accounting from adoption of SAB 108				(1,599)				(1,599)
Common dividends declared: $0.94/share				(55,362)				(55,362)
Purchase of common stock							(9,649)	(9,649)
Issuance of common stock		29	53,803	(1,743)			10,359	62,448
Restricted stock compensation			1,203					1,203
Tax benefit of stock-based compensation			623					623
Reclassification arising from adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at December 31, 2006		601	506,024	33,321	(1,546)	—	(1,028)	537,372
Net income	$69,678			69,678				69,678
Change in other comprehensive income (loss)	(5,192)				(5,192)			(5,192)

Comprehensive income	$64,486

Common dividends declared: $0.95/share				(57,450)				(57,450)
Purchase of common stock							(9,175)	(9,175)
Issuance of common stock		1	1	(1,949)			9,379	7,432
Restricted stock compensation			2,231					2,231
Tax benefit of stock-based compensation			635					635
Adjustment to initially apply FIN 48, net of tax				(1,174)				(1,174)

Balance at December 31, 2007		$602	$508,891	$42,426	$(6,738)	$0	$(824)	$544,357

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

	Year Ended December 31
	2007	2006	2005

Operating Activities
Net income	$69,678	$67,649	$55,258
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	13,433	14,467	15,315
Provision for loan losses	12,693	10,412	12,176
Deferred income taxes	3,080	955	5,881
(Gain) loss on sale of securities	(1,155)	(1,802)	11,703
Tax benefit of stock-based compensation	(635)	(623)	1,781
Net change in:
Interest receivable	117	(2,952)	916
Interest payable	(3,095)	1,698	(8,677)
Mortgage loans held for sale	(1,682)	784	1,079
Bank owned life insurance	(2,494)	(756)	(1,482)
Other, net	9,885	27,164	(23,919)

Net cash flows provided by operating activities	99,825	116,996	70,031

Investing Activities
Net change in:
Interest bearing deposits with banks	990	(846)	2,295
Loans	(108,119)	(224,556)	(20,692)
Securities available for sale:
Purchases	(265,278)	(42,918)	(398,976)
Sales	3,162	27,081	649,144
Maturities	158,805	75,181	101,260
Securities held to maturity:
Purchases	(87,600)	(26,761)	(356,655)
Maturities	195,454	130,532	118,945
Increase in premises and equipment	(2,761)	(4,222)	(5,677)
Net cash (paid) received for mergers and acquisitions	—	(17,123)	12,571

Net cash flows (used in) provided by investing activities	(105,347)	(83,632)	102,215

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	63,977	120,491	(98,945)
Time deposits	(39,135)	(3,251)	73,148
Short-term borrowings	85,913	(67,417)	(31,073)
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	22,165	—
Increase in long-term debt	230,428	29,749	64,031
Decrease in long-term debt	(268,952)	(81,484)	(103,788)
Purchase of common stock	(9,175)	(9,649)	(10,926)
Issuance of common stock	7,154	1,529	18,408
Tax benefit of stock-based compensation	635	623	—
Cash dividends paid	(57,450)	(55,362)	(52,336)

Net cash flows provided by (used in) financing activities	13,395	(42,606)	(141,481)

Net Increase (Decrease) in Cash and Due from Banks	7,873	(9,242)	30,765
Cash and due from banks at beginning of year	122,362	131,604	100,839

Cash and Due from Banks at End of Year	$130,235	$122,362	$131,604

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations

F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include commercial and retail banking, consumer finance, asset management and insurance. The Corporation operates its retail and commercial banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Pennsylvania, Florida and Tennessee, and conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

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

The Corporation’s accompanying consolidated financial statements include subsidiaries in which the Corporation has a controlling financial interest. Companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are consolidated. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary).

The Corporation completed several acquisitions during 2006 and 2005. These acquisitions are discussed in the Mergers and Acquisitions footnote. The accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

The accompanying consolidated financial statements include all adjustments, in the opinion of management, necessary to fairly reflect the Corporation’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, securities valuation, goodwill and other intangible assets and income taxes.

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Under the purchase method of accounting, assets and liabilities are recorded at their estimated fair values as of the date of acquisition with any excess of the cost of the acquisition over the fair value of the net tangible and intangible assets acquired recorded as goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

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

Securities are classified as trading securities when management intends to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. As of December 31, 2007 and 2006, the Corporation did not hold any trading securities.

Securities held to maturity are comprised of debt securities, for which management has the positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses not deemed other-than-temporary reported separately as a component in other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and other-than-temporary impairment charges are recorded within non-interest income in the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for a recovery in market value or maturity. Among the factors that are considered in determining management’s intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

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

Derivative Instruments and Hedging Activities

From time to time, the Corporation may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the balance sheet in accordance with the requirements of FAS 133, Accounting for Derivative Instruments and Hedging Activities.

Cash flow hedges are accounted for under the requirements of FAS 133 by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the consolidated statement of income in the period or periods the hedged transaction affects earnings.

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the consolidated statement of income. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued.

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

Loans and the Allowance for Loan Losses

Loans are reported at their principal amount outstanding net of unearned income, unamortized premiums or discounts, acquisition fair value adjustments and any deferred origination fees or costs.

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

Management estimates the allowance for loan losses pursuant to FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. Larger balance commercial and commercial real estate loans that are considered impaired as defined in FAS 114 are reviewed individually to assess the likelihood and severity of loss exposure. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan, or the estimated fair value less estimated selling costs of the collateral. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under FAS 5 based upon historical loss rates for each of these categories of loans. Historical loss rates for each of these loan categories may be adjusted to reflect management’s estimates of the impacts of current economic conditions, trends in delinquencies and non-performing loans, as well as changes in credit underwriting and approval requirements. The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or in management’s opinion the account should be placed on non-accrual status (loans partially charged off are immediately placed on non-accrual status). When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

Acquired Loans

Any loans acquired through the completion of a transfer, including loans acquired in a business combination, that have evidence of deterioration of credit quality since origination and for which it is probable at acquisition, that the Corporation will be unable to collect all contractually required payments receivable, are initially recorded at fair value (as determined by the present value of expected future cash flows) with no valuation allowance. The difference between the undiscounted cash flows expected at acquisition and the investment in the loan, or the “accretable yield,” is recognized as interest income on a level-yield method over the life of the loan. Contractually required payments for interest and principal that exceed the undiscounted cash flows expected at acquisition, or the “nonaccretable difference,” are recorded in other non-interest income. Increases in expected cash flows subsequent to the initial investment are recognized prospectively through adjustment of the yield on the loan over its remaining life. Decreases in expected cash flows are recognized as impairment. Valuation allowances on these impaired loans reflect only losses incurred after the acquisition.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed using the straight-line method over the asset’s estimated useful life. Leasehold improvements are expensed over the lesser of the asset’s estimated useful life or the term of the lease including renewal periods when reasonably assured. Useful lives are dependent upon the nature and condition of the asset and range from 3 to 40 years. Maintenance and repairs are charged to expense as incurred, while major improvements are capitalized and amortized to operating expense over the identified useful life.

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

The Corporation tests goodwill and other intangible assets for impairment at least annually, or when indicators of impairment exist, to determine whether impairment may exist. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, growth rates and determination and evaluation of appropriate market comparables.

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

The Corporation makes certain estimates and judgments in determining income tax expense for financial statement purposes. These estimates and judgments are applied in the calculation of certain tax credits and in the calculation of the deferred income tax expense or benefit associated with certain deferred tax assets and liabilities. Significant changes to these estimates may result in an increase or decrease to the Corporation’s tax provision in a subsequent period. The Corporation recognizes interest and/or penalties related to income tax matters in income tax expense.

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

The Corporation adopted FAS Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes, as of January 1, 2007. Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Details relating to the adoption of FIN 48 and the impact on the Corporation’s consolidated financial statements are more fully discussed in the Income Taxes footnote.

Advertising and Promotional Costs

Advertising and promotional costs are generally expensed as incurred.

Per Share Amounts

Basic earnings per common share is calculated by dividing net income by the weighted average number of shares of common stock outstanding net of unvested shares of restricted stock.

Diluted earnings per common share is calculated by dividing net income adjusted for interest expense on convertible debt by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, warrants, restricted shares and convertible debt as calculated using the treasury stock method. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

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

Stock Based Compensation

The Corporation accounts for its stock based compensation awards in accordance with FAS 123R, Share-Based Payment, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors. The Corporation adopted FAS 123R on January 1, 2006 using the modified prospective transition method. In accordance with the modified prospective transition method, the consolidated financial statements for years prior to adoption have not been restated to reflect, and do not include, the impact of FAS 123R. Prior to the adoption of FAS 123R, the Corporation accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, as allowed under FAS 123, Accounting for Stock-Based Compensation.

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R, which the Corporation elected to utilize.

2.	New Accounting Standards

Business Combinations

In December 2007, the FASB issued FAS 141R, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Corporation for acquisitions made after January 1, 2009. The Corporation has not yet determined the impact that the adoption of FAS 141R will have on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, which outlines the accounting and reporting for ownership interest in a subsidiary held by parties other than the parent. FAS 160 is effective for the Corporation on January 1, 2009. The Corporation has not yet determined the impact that the adoption of FAS 160 will have on its consolidated financial statements.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to companies that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Companies that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividend or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in a company’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2008. While the Corporation is currently evaluating the adoption of EITF 06-11, it is not expected to have a material effect on its consolidated financial statements.

Accounting for Collateral Assignment Split Dollar Life Insurance

In March 2007, the FASB ratified EITF 06-10, Accounting for Collateral Assignment Split Dollar Life Insurance. EITF 06-10 concludes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split dollar life insurance arrangement in accordance with either FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Ominbus Opinion — 1967, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or to provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 also concludes that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split dollar life insurance arrangement. The determination of the nature and substance of the arrangement should involve an evaluation of all available information, including an assessment of the future cash flows to which the employer is entitled and the employee’s obligation and ability to repay the employer. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. While the Corporation is currently evaluating the adoption of EITF 06-10, it is not expected to have a material effect on its consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to report certain financial assets and liabilities at fair value with the changes in fair value included in earnings. In general, a company may elect the fair value option for an eligible financial asset or financial liability when it first recognizes the instrument on its balance sheet or enters into an eligible firm commitment. A company may also elect the fair value option for eligible items that exist on the effective date of FAS 159. A company’s decision to elect the fair value option for an eligible item is irrevocable. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2008. The Corporation does not expect to elect the fair value option for eligible financial assets or financial liabilities.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

In September 2006, the FASB issued FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, which amends FAS 87 and FAS 106 to require recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. Under FAS 158, gains and losses, prior service costs and credits and any remaining transition amounts under FAS 87 and FAS 106 that have not yet been recognized through net periodic benefit cost are recognized in accumulated other comprehensive income, net of taxes, until they are amortized as a component of net periodic cost. The Corporation complied with the requirement under FAS 158 to measure plan assets and benefit obligations as of December 31, 2006, resulting in a $5.1 million reduction to equity within accumulated other comprehensive income, a decrease in prepaid pension asset of $9.4 million, a decrease in accrued postretirement benefit obligation of $1.5 million, and an increase in deferred tax asset of $2.8 million.

Fair Value Measurements

In September 2006, the FASB issued FAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2008. While the Corporation is currently evaluating the effect that the adoption of FAS 157 will have on its consolidated financial statements, the adoption is expected to result in an immaterial increase to earnings, loans and other real estate owned due to the changed definition of fair value under FAS 157.

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

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements

In September 2006, the FASB ratified EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-04 concludes that an employer should recognize a liability for the future benefits related to an endorsement split dollar life insurance arrangement in accordance with either FAS 106 or APB Opinion No. 12, Ominbus Opinion — 1967. EITF 06-04 is effective for fiscal years beginning after December 15, 2007. While the Corporation is currently evaluating the adoption of EITF 06-04, it not expected to have a material effect on its consolidated financial statements.

Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48. Under FIN 48, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Details relating to the adoption of FIN 48, which was effective January 1, 2007, and the impact on the Corporation’s consolidated financial statements are more fully discussed in the Income Taxes footnote.

3.	Mergers and Acquisitions

On May 26, 2006, the Corporation completed its acquisition of The Legacy Bank (Legacy), a commercial bank and trust company headquartered in Harrisburg, Pennsylvania, with $375.1 million in assets, including $294.4 million in loans, and $256.5 million in deposits. Consideration paid by the Corporation totaled $72.4 million and was comprised primarily of 2,682,053 shares of the Corporation’s common stock and $21.1 million in exchange for 3,831,505 shares of Legacy common stock. At the time of the acquisition, Legacy was merged into FNBPA. Based on the purchase price allocation, the Corporation recorded $46.4 million in goodwill and $4.3 million in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

On November 1, 2005, the Corporation completed the acquisition of the assets of Penn Group Insurance, Inc. (Penn Group), a full-service insurance agency based in Pittsburgh, Pennsylvania. Penn Group, an established life insurance and employee benefits agency, became a part of the Corporation’s existing insurance agency, FNIA.

On October 7, 2005, the Corporation completed its acquisition of North East, a bank holding company headquartered in North East, Pennsylvania with $68.0 million in assets, $49.4 million in loans and $61.2 million in deposits. The acquisition was accounted for as a purchase. Consideration paid by the Corporation totaled $15.4 million and was comprised of 862,611 shares of the Corporation’s common stock and $169,800 in exchange for 145,168 shares of North East common stock. North East’s banking subsidiary, The National Bank of North East, was merged into FNBPA. The Corporation recorded $10.3 million in goodwill and $0.3 million in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

On February 18, 2005, the Corporation completed its acquisition of NSD, a bank holding company headquartered in Pittsburgh, Pennsylvania with $503.0 million in assets, $308.9 million in loans and $378.8 million in deposits. The acquisition, which was accounted for as a purchase, was a stock transaction valued at approximately $127.5 million. The Corporation issued 5,944,343 shares of its common stock in exchange for 3,302,485 shares of NSD common stock. NSD’s banking subsidiary, NorthSide Bank, was merged into FNBPA. The Corporation recorded $97.9 million in goodwill and $8.4 million in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates. The consolidated financial statements include the results of operations of these entities from their respective dates of acquisition.

Pending Acquisitions

On November 9, 2007, the Corporation announced the signing of a definitive merger agreement to acquire Omega Financial Corporation (Omega), a diversified financial services company with $1.8 billion in assets based in

State College, Pennsylvania. The all-stock transaction is valued at approximately $393.0 million. Under the terms of the merger agreement, Omega shareholders will receive 2.022 shares of F.N.B. Corporation common stock for each share of Omega common stock. The transaction is expected to be completed in the second quarter of 2008, pending regulatory and stockholder approvals and the satisfaction of other closing conditions.

On February 15, 2008, the Corporation announced the signing of a definitive merger agreement to acquire Iron & Glass Bancorp, Inc. (IRGB), a bank holding company with approximately $300.0 million in assets based in Pittsburgh, Pennsylvania. The transaction is valued at approximately $86.1 million. Under the terms of the merger agreement, IRGB shareholders will be entitled to receive either $75.00 cash or 5.00 shares of F.N.B. Corporation common stock, or a combination of cash and shares, for each share of IRGB stock, subject to a proration of 45% cash and 55% stock, if either cash or stock is oversubscribed. The transaction is expected to be completed in the third quarter of 2008, pending regulatory approvals, the approval of shareholders of IRGB and the satisfaction of other closing conditions.

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

The Corporation also took actions in the fourth quarter of 2005 to improve the efficiency of its customer service model. The Corporation recorded an expense of $1.5 million to account for severance costs related to staff reductions implemented as a result of improvements in its customer service model. This amount also includes early retirement and supplemental retirement benefit costs for former employees as well as other miscellaneous items. In addition, the Corporation recorded $0.2 million, $0.6 million and $1.3 million in merger and integration charges in 2007, 2006 and 2005, respectively, associated with the pending acquisition of Omega in 2007 and the acquisitions of Legacy in 2006 and North East and NSD in 2005.

5.	Securities

The amortized cost and fair value of securities are as follows (in thousands):

Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. Treasury and other U.S. government agencies and corporations	$161,969	$870	$—	$162,839
Mortgage-backed securities of U.S. government agencies	71,329	1,076	(138)	72,267
States of the U.S. and political subdivisions	71,169	676	(355)	71,490
Corporate and other debt securities	50,480	57	(4,330)	46,207

Total debt securities	354,947	2,679	(4,823)	352,803
Equity securities	5,526	404	(312)	5,618

	$360,473	$3,083	$(5,135)	$358,421

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$143,589	$—	$(148)	$143,441
Mortgage-backed securities of U.S. government agencies	27,471	9	(296)	27,184
States of the U.S. and political subdivisions	36,574	564	(110)	37,028
Corporate and other debt securities	40,790	226	(87)	40,929

Total debt securities	248,424	799	(641)	248,582
Equity securities	7,853	1,859	(15)	9,697

	$256,277	$2,658	$(656)	$258,279

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$190,413	$—	$(112)	$190,301
Mortgage-backed securities of U.S. government agencies	33,036	5	(545)	32,496
States of the U.S. and political subdivisions	5,433	11	(59)	5,385
Corporate and other debt securities	36,382	417	(58)	36,741

Total debt securities	265,264	433	(774)	264,923
Equity securities	11,898	2,419	(21)	14,296

	$277,162	$2,852	$(795)	$279,219

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. Treasury and other U.S. government agencies and corporations	$11,004	$47	$—	$11,051
Mortgage-backed securities of U.S. government agencies	547,046	2,059	(3,865)	545,240
States of the U.S. and political subdivisions	102,179	335	(134)	102,380
Corporate and other debt securities	7,324	20	(101)	7,243

	$667,553	$2,461	$(4,100)	$665,914

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$89,378	$23	$(300)	$89,101
Mortgage-backed securities of U.S. government agencies	559,658	355	(8,930)	551,083
States of the U.S. and political subdivisions	112,226	122	(842)	111,506
Corporate and other debt securities	14,817	17	(229)	14,605

	$776,079	$517	$(10,301)	$766,295

December 31, 2005
U.S. Treasury and other U.S. government agencies and corporations	$105,355	$42	$(64)	$105,333
Mortgage-backed securities of U.S. government agencies	631,160	311	(12,086)	619,385
States of the U.S. and political subdivisions	124,649	101	(2,013)	122,737
Corporate and other debt securities	19,975	50	(358)	19,667

	$881,139	$504	$(14,521)	$867,122

As of December 31, 2007, management does not believe any unrealized loss individually or in the aggregate represents an other-than-temporary impairment. The unrealized losses at December 31, 2007 were primarily the result of changes in interest rates.

During 2005, management changed its intent with respect to certain available for sale debt securities and as a result sold $559.6 million of fixed rate securities with an average yield of 4.13% and an average life of three years resulting in a realized loss of $13.3 million. These sales were part of the Corporation’s initiative to improve its interest rate risk position and improve future income levels. The proceeds from the sale were used to retire $89.8 million of higher rate short-term borrowings. The proceeds were also used to purchase $469.8 million of shorter maturity debt securities that had an average expected life of two years and a yield of 4.94%, of which $204.6 million and $265.2 million was classified as available for sale and held to maturity, respectively. During 2005, the Corporation also recognized an other-than-temporary impairment loss of $2.0 million related to an equity security that the Corporation held as a result of a previous equity investment in another bank holding company.

During 2004, the Corporation transferred $519.4 million of securities from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the average life of the securities transferred. At December 31, 2007 and 2006, $0.7 and $1.3 million, respectively, remained in other comprehensive income. The Corporation initiated this transfer to better reflect management’s intentions and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.

Following are summaries of the age of unrealized losses and associated fair value (in thousands):

Securities Available For Sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2007
Mortgage-backed securities of U.S. government agencies	$—	$—	$14,673	$(138)	$14,673	$(138)
States of the U.S. and political subdivisions	23,806	(155)	11,934	(200)	35,740	(355)
Corporate and other debt securities	34,407	(3,879)	3,568	(451)	37,975	(4,330)
Equity securities	636	(302)	13	(10)	649	(312)

	$58,849	$(4,336)	$30,188	$(799)	$89,037	$(5,135)

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$88,537	$(91)	$54,904	$(57)	$143,441	$(148)
Mortgage-backed securities of U.S. government agencies	—	—	25,602	(296)	25,602	(296)
States of the U.S. and political subdivisions	12,031	(107)	1,135	(3)	13,166	(110)
Corporate and other debt securities	6,971	(57)	9,077	(30)	16,048	(87)
Equity securities	301	(9)	152	(6)	453	(15)

	$107,840	$(264)	$90,870	$(392)	$198,710	$(656)

Securities Held To Maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair		Fair		Fair	Unrealized
	Value	Unrealized Losses	Value	Unrealized Losses	Value	Losses

December 31, 2007
Mortgage-backed securities of U.S. government agencies	$47,051	$(432)	$280,433	$(3,433)	$327,484	$(3,865)
States of the U.S. and political subdivisions	1,030	—	37,206	(134)	38,236	(134)
Corporate and other debt securities	5,726	(101)	120	—	5,846	(101)

	$53,807	$(533)	$317,759	$(3,567)	$371,566	$(4,100)

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$87,591	$(279)	$979	$(21)	$88,570	$(300)
Mortgage-backed securities of U.S. government agencies	67,397	(122)	410,078	(8,808)	477,475	(8,930)
States of the U.S. and political subdivisions	2,611	(8)	80,232	(834)	82,843	(842)
Corporate and other debt securities	3,683	(4)	8,614	(225)	12,297	(229)

	$161,282	$(413)	$499,903	$(9,888)	$661,185	$(10,301)

As of December 31, 2007, securities with unrealized losses for less than 12 months include 4 investments in mortgage-backed securities of U.S. government agencies, 21 investments in states of the U.S. and political subdivision securities, 23 investments in corporate and other debt securities and 4 investments in equity securities.

Securities with unrealized losses of greater than 12 months include 59 investments in mortgage-backed securities of U.S. government agencies, 62 investments in states of the U.S. and political subdivision securities, 4 investments in corporate and other debt securities and 1 investment in an equity security. The Corporation has concluded that it has both the intent and ability to hold these securities for the time necessary to recover the amortized cost or until maturity.

At December 31, 2007, 2006 and 2005, securities with a carrying value of $522.0 million, $518.7 million and $453.5 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $360.6 million, $324.5 million and $305.0 million at December 31, 2007, 2006 and 2005, respectively, were pledged as collateral for short-term borrowings.

As of December 31, 2007, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$130	$130	$15,453	$15,463
Due from one to five years	163,593	164,506	42,520	42,536
Due from five to ten years	9,296	9,574	47,267	47,404
Due after ten years	110,599	106,326	15,267	15,271

	283,618	280,536	120,507	120,674
Mortgage-backed securities of U.S. government agencies	71,329	72,267	547,046	545,240
Equity securities	5,526	5,618	—	—

	$360,473	$358,421	$667,553	$665,914

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

Gross gains and gross losses were realized on sales of securities as follows (in thousands):

Year Ended December 31	2007	2006	2005

Gross gains	$1,155	$1,802	$1,704
Gross losses	—	—	(13,407)

	$1,155	$1,802	$(11,703)

The table above includes a gain of $0.2 million relating to $6.6 million of called securities during 2007.

6.	Loans

Following is a summary of loans, net of unearned income (in thousands):

December 31	2007	2006

Commercial	$2,232,860	$2,111,752
Direct installment	941,249	926,766
Consumer lines of credit	251,100	254,054
Residential mortgages	465,881	490,215
Indirect installment	427,663	461,214
Other	25,482	9,143

	$4,344,235	$4,253,144

The above loan totals include unearned income of $25.7 million and $26.7 million at December 31, 2007 and 2006, respectively.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $150.3 million or 3.5% of total loans as of December 31, 2007. The Corporation also operates commercial loan production offices in Pennsylvania and Florida and a mortgage loan production office in Tennessee. The Corporation had commercial loans in Florida totaling $264.3 million or 6.1% of total loans as of December 31, 2007.

The majority of the Corporation’s loan portfolio consists of commercial real estate loans as well as commercial and industrial loans. As of December 31, 2007 and 2006, commercial real estate loans were $1.4 billion and $1.3 billion, respectively, or 32.1% and 29.9% of total loans. As of December 31, 2007 and 2006, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Certain directors and executive officers of the Corporation and its significant subsidiaries, as well as associates of such persons, are loan customers. Loans to such persons were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of loans to any such persons who had loans in excess of $60,000 during 2007 (in thousands):

Total loans at January 1, 2007	$40,546
New loans	18,942
Repayments	(22,411)
Other	(2,567)

Total loans at December 31, 2007	$34,510

Other represents the net change in loan balances resulting from changes in related parties during 2007.

Approximately $20.7 million of loans acquired in the acquisitions in 2006 and 2005 had evidence of deterioration of credit quality since origination and it was probable that all contractually required payments receivable would not be collected on these loans. These loans were recorded at their fair value of $7.5 million at the time of acquisition with no associated allowance for loan losses in accordance with the American Institute of Certified Public Accountants’ Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. Additional disclosures required by SOP 03-3 are not provided because the amounts are not significant.

7.	Non-Performing Assets

Following is a summary of non-performing assets (in thousands):

December 31	2007	2006

Non-accrual loans	$29,211	$24,636
Restructured loans	3,468	3,492

Total non-performing loans	32,679	28,128
Other real estate owned	8,052	5,948

Total non-performing assets	$40,731	$34,076

For the years ended December 31, 2007, 2006 and 2005, income that would have been recognized on non-performing loans if they were paid in accordance with their original terms was $2.4 million, $2.0 million and $3.2 million, respectively. Interest recorded on non-performing loans was $0.4 million, $0.5 million and $0.5 million for 2007, 2006 and 2005, respectively. Loans past due 90 days or more and still accruing (see the Loans and the Allowance for Loan Losses section of the Summary of Significant Accounting Policies footnote) were $7.5 million, $5.5 million and $5.8 million at December 31, 2007, 2006 and 2005, respectively.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

Following is a summary of information pertaining to loans considered to be impaired (in thousands):

At or For The Year Ended December 31	2007	2006	2005

Impaired loans with an allocated allowance	$11,688	$7,732	$6,826
Impaired loans without an allocated allowance	8,396	8,736	9,208

Total impaired loans	$20,084	$16,468	$16,034

Allocated allowance on impaired loans	$3,976	$3,217	$3,639

Average impaired loans	$18,276	$16,251	$14,880

Income recognized on impaired loans	$80	$60	$69

The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.

8.	Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses (in thousands):

Year Ended December 31	2007	2006	2005

Balance at beginning of year	$52,575	$50,707	$50,467
Additions from acquisitions	21	3,035	4,996
Reductions due to branch sales	—	—	(59)
Charge-offs	(15,213)	(14,680)	(19,707)
Recoveries	2,730	3,101	2,834

Net charge-offs	(12,483)	(11,579)	(16,873)
Provision for loan losses	12,693	10,412	12,176

Balance at end of year	$52,806	$52,575	$50,707

Net charge-offs and the provision for loan losses increased during 2007 due to one commercial loan relationship in the Florida market and higher residential mortgage loan charge-offs, partially offset by lower installment loan charge-offs. Net charge-offs and the provision for loan losses decreased during 2006 due to improving trends in the commercial and consumer loan portfolios, which continued to produce lower levels of losses.

9.	Premises and Equipment

Following is a summary of premises and equipment (in thousands):

December 31	2007	2006

Land	$15,821	$15,278
Premises	92,216	100,269
Equipment	63,285	95,206

	171,322	210,753
Accumulated depreciation	(90,850)	(124,221)

	$80,472	$86,532

The reduction in equipment and related accumulated depreciation was due to the Corporation removing fully depreciated assets from its fixed asset system during 2007.

Depreciation and amortization expense of premises and equipment was $8.8 million for 2007, $9.8 million for 2006 and $9.5 million for 2005.

The Corporation has operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with FAS 13 taking into account escalation clauses. Rental expense was $5.2 million for 2007, $5.8 million for 2006 and $5.4 million for 2005.

Total minimum rental commitments under such leases were $28.8 million at December 31, 2007. Following is a summary of future minimum lease payments for years following December 31, 2007 (in thousands):

2008	$4,118
2009	3,190
2010	2,517
2011	2,047
2012	1,644
Later years	15,293

10.	Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business (in thousands):

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Total

Balance at January 1, 2006	$186,824	$—	$7,721	$1,809	$196,354
Goodwill additions	45,127	984	14	—	46,125

Balance at December 31, 2006	231,951	984	7,735	1,809	242,479
Goodwill additions	(359)	—	—	—	(359)

Balance at December 31, 2007	$231,592	$984	$7,735	$1,809	$242,120

The Corporation recorded goodwill during 2006 primarily as a result of the acquisition of Legacy and during 2007 as a result of the final purchase accounting adjustments related to Legacy.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets (in thousands):

				Total
		Customer		Finite-
	Core Deposit	and Renewal	Other Intangible	lived
	Intangibles	Lists	Assets	Intangibles

December 31, 2007
Gross carrying amount	$38,706	$5,270	$890	$44,866
Accumulated amortization	(22,973)	(1,858)	(596)	(25,427)

	$15,733	$3,412	$294	$19,439

December 31, 2006
Gross carrying amount	$38,706	$5,270	$904	$44,880
Accumulated amortization	(19,167)	(1,388)	(467)	(21,022)

	$19,539	$3,882	$437	$23,858

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

Amortization expense on finite-lived intangible assets totaled $4.4 million, $4.1 million and $3.7 million for 2007, 2006 and 2005, respectively. Amortization expense on finite-lived intangible assets, assuming no new additions, is expected to total $4.0 million, $2.9 million, $2.6 million, $2.5 million and $2.3 million for the years 2008 through 2012, respectively.

Goodwill and other intangible assets are reviewed annually for impairment, more frequently if impairment indicators exist. The Corporation completed this review in 2007 and 2006 and determined that its intangible assets are not impaired.

11.	Deposits

Following is a summary of deposits (in thousands):

December 31	2007	2006

Non-interest bearing demand	$626,141	$654,617
Savings and NOW	2,037,160	1,944,707
Certificates and other time deposits	1,734,383	1,773,518

	$4,397,684	$4,372,842

Time deposits of $100,000 or more were $461.6 million and $454.7 million at December 31, 2007 and 2006, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2007 (in thousands):

	Certificates of	Other Time
	Deposit	Deposits	Total

Three months or less	$91,861	$3,161	$95,022
Three to six months	71,462	1,371	72,833
Six to twelve months	98,764	6,808	105,572
Over twelve months	126,048	62,163	188,211

	$388,135	$73,503	$461,638

Following is a summary of the scheduled maturities of certificates and other time deposits for each of the five years following December 31, 2007 (in thousands):

2008	$1,012,069
2009	327,852
2010	147,520
2011	147,682
2012	83,140
Later years	16,120

12.	Short-Term Borrowings

Following is a summary of short-term borrowings (in thousands):

December 31	2007	2006

Securities sold under repurchase agreements	$276,552	$252,064
Federal funds purchased	60,000	—
Subordinated notes	112,779	108,118
Other short-term borrowings	492	3,728

	$449,823	$363,910

Credit facilities amounting to $90.0 million at December 31, 2007 were maintained with various banks at rates that are at or below prime rate. The facilities and their terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. No credit facilities were used at December 31, 2007. As of December 31, 2006, the Corporation had $3.0 million borrowed on these credit facilities. Additionally, during 2007 the Corporation was issued a $25.0 million letter of credit from the FHLB. This letter of credit was unused at December 31, 2007. The weighted average interest rates on short-term borrowings were 4.63% in 2007, 4.35% in 2006 and 3.23% in 2005. The weighted average interest rates on short-term borrowings at December 31, 2007, 2006 and 2005 were 3.98%, 4.72% and 3.75%, respectively.

13.	Long-Term Debt

Following is a summary of long-term debt (in thousands):

December 31	2007	2006

Federal Home Loan Bank advances	$427,099	$469,064
Subordinated notes	53,404	49,808
Convertible subordinated notes	658	705
Other long-term debt	205	313

	$481,366	$519,890

The Corporation’s banking affiliate has available credit with the FHLB of $1.9 billion, of which $427.1 million was used as of December 31, 2007. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012. Interest rates paid on these advances range from 2.79% to 5.75% in 2007, 2.91% to 5.75% in 2006 and 2.10% to 6.93% in 2005.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes are scheduled to mature in various amounts periodically through the year 2017. At December 31, 2007, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three months of interest. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 5.58% at December 31, 2007, 5.20% at December 31, 2006 and 4.85% at December 31, 2005.

The Corporation assumed 5% convertible subordinated notes in conjunction with the Legacy acquisition. The subordinated notes mature in 2018 and are convertible into shares of the Corporation’s common stock at any time prior to maturity at $12.50 per share. As of December 31, 2007, the Corporation has reserved 52,600 shares of common stock for issuance in the event the convertible subordinated notes are converted.

Scheduled annual maturities for all of the long-term debt for each of the five years following December 31, 2007 are as follows (in thousands):

2008	$101,279
2009	157,875
2010	137,166
2011	37,152
2012	46,445
Later years	1,449

14.	Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts

The Corporation has two unconsolidated subsidiary trusts (collectively, the Trusts), F.N.B. Statutory Trust I (Statutory Trust I) and F.N.B. Statutory Trust II (Statutory Trust II), of which 100% of the common equity of each is owned by the Corporation. The Trusts are not consolidated because the Corporation is not the primary beneficiary, as evaluated under FIN 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 . The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (trust preferred securities) to third-party investors. The proceeds from the sale of trust preferred securities and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts.

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the FRB guidelines. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the trust preferred securities subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of December 31, 2007 (dollars in thousands):

	Statutory	Statutory
	Trust I	Trust II

Trust preferred securities	$125,000	$21,500
Common securities	3,866	665
Junior subordinated debt	128,866	22,165
Stated maturity date	3/31/33	6/15/36
Optional redemption date	3/31/08	6/15/11
Interest rate	8.48%	7.17%
	variable;	fixed until 6/15/11;
	LIBOR plus	then LIBOR plus
	325 basis points	165 basis points

15.	Interest Rate Swaps

In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it pays a fixed rate of interest and receives a variable rate based on the London Inter-Bank Offered Rate (LIBOR). The effective date of the swap was January 3, 2006 and the maturity date of the swap is March 31, 2008. The interest rate swap is a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of subordinated debt. The swap is considered to be highly effective and assessment of the hedging relationship is evaluated under Derivative Implementation Group Issue No. G7 using the hypothetical derivative method. At December 31, 2007, the swap had a fair value of $0.2 million which has been recorded in other assets, and other comprehensive loss, net of tax.

During 2006, the Corporation implemented an interest rate swap program for commercial loans. In effect, the program provides the customer with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps under this program totalled $39.7 million as of December 31, 2007.

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

Following is a summary of off-balance sheet credit risk information (in thousands):

December 31	2007	2006

Commitments to extend credit	$943,277	$879,707
Standby letters of credit	76,708	91,685

At December 31, 2007, funding of approximately 77.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

17.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

Year Ended December 31	2007	2006	2005

Net income	$69,678	$67,649	$55,258
Other comprehensive loss:
Unrealized losses on securities:
Arising during the period, net of tax (benefit) expense of $(1,384), $161 and $(7,430)	(2,570)	298	(13,798)
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $363, $631 and $(6,114)	(674)	(1,171)	11,354
Unrealized (losses) gains on swap, net of tax (benefit) expense of $(455), $1 and $523	(845)	1	972
Minimum benefit plan liability adjustment, net of tax (benefit) expense of $(594), $234 and $56	(1,103)	434	104

Other comprehensive loss	(5,192)	(438)	(1,368)

Comprehensive income	$64,486	$67,211	$53,890

The pre-tax amount of the reclassification adjustment for losses included in net income differs from the amount shown in the consolidated statement of income because it does not include gains or losses realized on securities that were purchased and then sold during 2005.

The accumulated balances related to each component of other comprehensive income are as follows (in thousands):

December 31	2007	2006	2005

Net unrealized (losses) gains on securities	$(621)	$2,623	$3,496
Unrealized gain on swap	128	973	972
Minimum pension liability adjustment	—	—	(871)
Net unrecognized pension and postretirement obligations	(6,245)	(5,142)	—

Accumulated other comprehensive income	$(6,738)	$(1,546)	$3,597

18.	Stock Incentive Plans

Restricted Stock

The Corporation awards restricted shares of common stock to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted shares is equal to the price of the Corporation’s common stock on the grant date. During 2007, 2006 and 2005, the Corporation issued 146,885, 2,350 and 203,820 restricted shares of common stock, respectively, with weighted average grant date fair values of $2.4 million, $40,000 and $3.8 million, respectively, under these Plans. The Corporation has available up to 3,046,787 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $1.9 million and $1.2 million for the years ended December 31, 2007 and 2006, the tax benefit of which was $0.6 million and $0.4 million, respectively.

The unamortized expense relating to all restricted stock awards, totaling $4.2 million at December 31, 2005, was reflected as deferred stock compensation in the stockholders’ equity section of the Corporation’s balance sheet. Upon the adoption of FAS 123R, unamortized compensation expense was reclassified to additional paid-in capital.

The following table summarizes certain information concerning restricted stock awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	2007	Price	2006	Price	2005	Price

Unvested shares outstanding at beginning of year	302,264	$18.54	296,457	$18.52	117,667	$17.86
Granted	146,885	16.13	2,350	17.07	203,965	18.61
Vested	(54,448)	18.56	(10,996)	15.34	(24,686)	16.02
Forfeited	(26,847)	17.16	(1,755)	18.10	(10,311)	18.81
Dividend reinvestment	19,210	15.87	16,208	16.91	9,822	18.59

Unvested shares outstanding at end of year	387,064	17.59	302,264	18.54	296,457	18.52

The total fair value of shares vested was $0.9 million, $0.2 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $3.1 million of unrecognized compensation cost related to unvested restricted stock awards granted including $1.3 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. The components of the restricted stock awards as of December 31, 2007 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total

Unvested shares	176,712	210,352	387,064
Unrecognized compensation expense	$1,168	$1,891	$3,059
Intrinsic value	$2,598	$3,092	$5,690
Weighted average remaining life (in years)	2.11	2.21	2.16

Stock Options

There were no stock options granted during 2007, 2006 or 2005. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. Because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, no compensation expense was recognized in 2005 in accordance with APB Opinion No. 25. In 2005, the Corporation accelerated the vesting of approximately 186,000 shares of remaining unvested stock options in order to reduce future compensation expense. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 304,545, 429,569 and 515,202 for 2007, 2006 and 2005, respectively.

Upon consummation of the Corporation’s acquisitions, all outstanding options issued by the acquired companies were converted into equivalent F.N.B. Corporation options.

The following table summarizes certain information concerning stock option awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Price per		Price per		Price per
	2007	Share	2006	Share	2005	Share

Options outstanding at beginning of year	1,450,225	$11.69	1,622,864	$11.54	2,108,333	$11.35
Assumed in acquisitions	—	—	224,351	11.63	149,009	10.84
Exercised during the year	(310,381)	11.48	(396,990)	11.04	(628,432)	10.83
Forfeited during the year	—	—	—	—	(6,046)	13.04

Options outstanding and exercisable at end of year	1,139,844	11.75	1,450,225	11.69	1,622,864	11.54

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding and Exercisable
		Weighted Average	Weighted
Range of Exercise	Options	Remaining	Average
Prices	Outstanding	Contractual Years	Exercise Price

$2.68 — $4.02	25,168	5.20	$2.68
4.03 — 6.05	—	—	—
6.06 — 9.09	29,250	3.00	8.98
9.10 — 13.65	836,244	3.01	11.51
13.66 — 15.43	249,182	3.87	13.80

	1,139,844

The intrinsic value of outstanding and exercisable stock options at December 31, 2007 was $3.7 million.

The following table shows proceeds from stock options exercised, related tax benefits realized from stock option exercises and the intrinsic value of the stock options exercised (in thousands):

Year Ended December 31	2007	2006	2005

Proceeds from stock options exercised	$3,422	$4,403	$5,559
Tax benefit recognized from stock options exercised	613	610	1,781
Intrinsic value of stock options exercised	1,751	1,743	5,089

Warrants

The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with the Legacy acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of December 31, 2007, warrants to purchase 55,919 shares of common stock remain outstanding.

Pro Forma Stock-Based Payments Prior to the Adoption of FAS 123R

Prior to the adoption of FAS 123R, the Corporation accounted for share-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25, as allowed under FAS 123. Stock-based compensation expense recognized under FAS 123R has not been reflected in the statement of income for the year ended December 31, 2005 for employee stock options as the options were granted with an exercise price equal to the market price of the underlying common stock on the grant date. The following table shows pro forma net income and earnings per share assuming the stock-based compensation expense had been recognized in the consolidated statement of income (dollars in thousands, except per share data):

Year Ended December 31	2005

Net income	$55,258
Stock-based employee compensation cost included in net income, net of tax	1,010
Stock-based employee compensation cost determined if the fair value method had been applied to all awards, net of tax	(1,602)

Pro forma net income	$54,666

Basic Earnings per Common Share:
As reported	$.99

Pro forma	$.98

Diluted Earnings per Common Share:
As reported	$.98

Pro forma	$.97

The fair value of stock options outstanding was determined at the grant date using a Black-Scholes option pricing model and the following weighted average assumptions:

Year Ended December 31	2005

Risk-free interest rate	4.27%
Dividend yield	2.88%
Expected stock price volatility	20.40%
Expected life (years)	5.00
Fair value of options granted	$4.55

The option valuation model requires the input of highly subjective assumptions including the expected stock price volatility. Changes in these subjective input assumptions can materially affect the fair value estimate.

19.	Retirement Plans

The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007, benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. During 2007, the Corporation amended the RIP such that it is closed to new participants who commence employment with the Corporation on or after January 1, 2008. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. The Corporation made a contribution of $5.8 million to the RIP during 2006. Based on the funded status of the plan and the 2006 plan amendment, the Corporation did not make a contribution to the RIP in 2007.

The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers who are designated by the Board of Directors. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security, the qualified RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the two percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan.

The Corporation acquired a qualified noncontributory defined benefit pension plan (the SR Plan) from the acquisition of Slippery Rock Financial Corporation in 2004. Benefits under the SR Plan were frozen as of December 31, 2004. Effective January 1, 2005, active participants in the SR Plan began earning benefits under the RIP. The SR Plan was terminated and all obligations settled as of December 31, 2006.

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the asset included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans) (in thousands):

December 31	2007	2006

Accumulated benefit obligation	$102,683	$102,067

December 31	2007	2006

Projected benefit obligation at beginning of year	$103,242	$117,652
Service cost	3,239	4,302
Interest cost	6,186	6,412
Plan amendments	—	(14,545)
Actuarial gain	(3,112)	(4,562)
Settlement of terminated plan	—	(1,448)
Benefits paid	(4,264)	(4,569)

Projected benefit obligation at end of year	$105,291	$103,242

December 31	2007	2006

Fair value of plan assets at beginning of year	$108,746	$97,591
Actual return on plan assets	5,835	9,884
Corporation contribution	720	7,288
Settlement of SR Plan	—	(1,448)
Benefits paid	(4,264)	(4,569)

Fair value of plan assets at end of year	$111,037	$108,746

December 31	2007	2006

Funded status of plan	$5,747	$5,505

December 31	2006

Prepaid pension cost	$29,164
Accrued pension cost	(14,225)
Additional minimum liability	(1,720)
Accumulated other comprehensive income	672
Intangible asset	1,048

Net amount recognized on balance sheet prior to the adoption of FAS 158	14,939
Upon adoption of FAS 158 the following amounts were recognized:
Net actuarial loss	(24,184)
Prior service credit	14,079
Net transition asset	671

Net amount recognized on balance sheet upon adoption of FAS 158	$5,505

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining service period, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2007	2006

Weighted average discount rate	6.20%	5.90%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2007 and 2006 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest yields and the 10% of the bonds with the lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components (in thousands):

Year Ended December 31	2007	2006	2005

Service cost	$3,239	$4,302	$4,360
Interest cost	6,186	6,412	6,446
Expected return on plan assets	(8,567)	(7,993)	(7,617)
Settlement (credit) charge	—	(15)	275
Transition amount amortization	(93)	(93)	(93)
Prior service (credit) cost amortization	(1,089)	(542)	73
Actuarial loss amortization	879	1,288	1,078

Net periodic pension cost	555	$3,359	$4,522

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial gain	(380)
Amortization of actuarial loss	(879)
Amortization of prior service credit	1,089
Amortization of transition asset	93

Total recognized in other comprehensive income	(77)

Total recognized in net periodic pension cost and other comprehensive income	$478

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2007	2006	2005

Weighted average discount rate	5.90%	5.70%	5.75%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $3.5 million and $3.4 million for 2007 and 2006, respectively, and employer contributions to the qualified pension plans of $0 and $6.1 million for 2007 and 2006, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $0.7 million and $1.2 million for 2007 and 2006, respectively. Based on the funded status of the plan and the 2006 plan amendment, the Corporation did not make a contribution to the RIP in 2007.

As of December 31, 2007 and 2006, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows (in thousands):

			Non-Qualified
	Qualified Pension Plans		Pension Plans
December 31	2007	2006	2007	2006

Projected benefit obligation	$87,696	$86,122	$17,595	$17,120
Accumulated benefit obligation	87,045	86,122	15,637	15,945
Fair value of plan assets	111,037	108,746	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2007 pension expense (in thousands):

Estimated
Increase in
Pension
Expense

0.5% decrease in the discount rate	$700
0.5% decrease in the expected long-term rate of return on plan assets	550

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2007 (in thousands):

Expected employer contributions:	2008	$750
Expected benefit payments:	2008	4,324
	2009	4,864
	2010	5,193
	2011	5,561
	2012	5,975
	2013 — 2017	38,517

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. As an offset to the decrease in RIP benefits, beginning with 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. As a result, the Corporation’s contribution expense of $3.1 million for 2007 increased from $1.5 million in 2006 and $1.4 million in 2005. During 2007, the Corporation amended this plan such that the amount of the automatic contribution is four percent for substantially all salaried employees hired by the Corporation on or after January 1, 2008.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Pension Plan Investment Policy and Strategy

The Corporation’s investment strategy is to diversify plan assets between a wide mix of securities within the equity and debt markets in an effort to allow the plan the opportunity to meet the expected long-term rate of return requirements while minimizing short-term volatility. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, real estate investment trusts, emerging market and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. treasury, U.S. agency, domestic investment grade bonds, high yield bonds, inflation protected securities and international bonds.

Following are asset allocations for the Corporation’s pension plans as of December 31, 2007 and 2006, and the target allocation for 2008, by asset category:

	Target
	Allocation	Percentage of Plan Assets
December 31	2008	2007	2006

Asset Category
Equity securities	45 - 65%	54%	54%
Debt securities	35 - 55%	38%	40%
Cash equivalents	0 - 10%	8%	6%

At December 31, 2007, equity securities included 303,128 shares of the Corporation’s common stock, of which 25,000 shares were acquired during 2007, totaling $4.5 million (4.0% of total plan assets), while at December 31, 2006, equity securities included 278,128 shares, of which 50,000 shares were acquired during 2006, totaling $5.1 million (4.7% of plan assets). Dividends received on these shares totaled $0.3 million for 2007 and $0.2 million for 2006.

20.	Other Postretirement Benefit Plans

The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees of certain affiliates between the ages of 62 and 65. During 2006, the Corporation amended the plan such that only employees who are age 60 or older as of January 1, 2007 are eligible for employer paid coverage. The postretirement plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $2.7 million, which has been amortized over the remaining service period of eligible employees of 1.3 years and has been fully recognized in 2007. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide service for such benefits. The Corporation reserves the right to terminate the plan or make plan changes at any time.

The following tables provide information relating to the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet (in thousands):

December 31	2007	2006

Benefit obligation at beginning of year	$2,373	$5,802
Service cost	57	218
Interest cost	134	248
Plan participants’ contributions	82	81
Actuarial loss (gain)	96	(169)
Benefits paid	(480)	(480)
Plan amendments	—	(3,327)

Benefit obligation at end of year	$2,262	$2,373

December 31	2007	2006

Fair value of plan assets at beginning of year	$—	$—
Corporation contribution	398	388
Plan participants’ contributions	82	92
Benefits paid	(480)	(480)

Fair value of plan assets at end of year	$—	$—

December 31	2007	2006

Funded status of plan	$(2,262)	$(2,373)

December 31	2006

Funded status of plan	$(2,373)
Unrecognized actuarial loss	160
Unrecognized prior service (credit) cost	(1,682)
Unrecognized net transition obligation	—

Accrued postretirement benefit cost prior to the adoption of FAS 158	(3,895)
Upon adoption of FAS 158 the following amounts were recognized:
Net actuarial loss	1,682
Prior service credit	(160)

Accrued postretirement benefit cost upon adoption of FAS 158	$(2,373)

Actuarial assumptions used in the determination of the benefit obligation in the Plan are as follows:

Assumptions at December 31	2007	2006

Discount rate	5.50%	5.90%
Assumed healthcare cost trend:
Initial trend	8.00%	9.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2016	2011

The discount rate assumption at December 31, 2007 was determined using the same yield-curve based approach as previously described in the Retirement Plans footnote.

Net periodic postretirement benefit (income) cost and other comprehensive income included the following components (in thousands):

Year Ended December 31	2007	2006	2005

Service cost	$57	$218	$347
Interest cost	134	248	317
Prior service (credit) cost amortization	(1,682)	(1,042)	64

Net periodic postretirement benefit (income) cost	(1,491)	$(576)	$728

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	96
Amortization of prior service credit	1,683

Total recognized in other comprehensive income	1,779

Total recognized in net periodic postretirement income and other comprehensive income	$288

Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2007	2006	2005

Weighted average discount rate	5.90%	5.70%	5.75%
Assumed healthcare cost trend:
Initial trend	9.00%	10.00%	9.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2011	2011	2011

A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2007 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2007 (in thousands):

	1% Increase	1% Decrease

Effect on service and interest components of net periodic cost	$7	$(6)
Effect on accumulated postretirement benefit obligation	90	(84)

The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan at December 31, 2007 (in thousands):

Expected employer contributions:	2008	$490
Expected benefit payments:	2008	490
	2009	549
	2010	454
	2011	293
	2012	190
	2013 — 2017	713

The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general plan assets.

21.	Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following (in thousands):

Year Ended December 31	2007	2006	2005

Current income taxes:
Federal taxes	$26,442	$23,039	$18,055
State taxes	168	259	39

	26,610	23,298	18,094
Deferred income taxes:
Federal taxes	1,889	6,313	3,751
State taxes	(38)	(74)	2

	1,851	6,239	3,753

	$28,461	$29,537	$21,847

Income tax expense (benefit) related to gains (losses) on the sale of securities was $0.4 million, $0.6 million and $(4.1) million for 2007, 2006 and 2005, respectively.

Income tax expense and the effective tax rate for 2007 were favorably impacted by $0.9 million due to the expiration of an uncertain tax position in the current period. The effective tax rates for 2007, 2006 and 2005 were all lower than the 35.0% federal statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Additionally, in 2005 the Corporation also experienced a reduction in its effective tax rate resulting from the expiration of an uncertain tax position.

The following table provides a reconciliation between the federal statutory tax rate and the actual effective tax rate:

Year Ended December 31	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(4.5)	(3.8)	(4.4)
Tax credits and settlements	(1.0)	(1.0)	(2.4)
Other items	(0.5)	0.2	0.1

Actual effective tax rate	29.0%	30.4%	28.3%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

December 31	2007	2006

Deferred tax assets:
Allowance for loan losses	$21,031	$21,525
State net operating loss carryforwards	9,028	8,514
Federal net operating loss carryforward	155	1,244
Deferred compensation	2,983	2,938
Depreciation	—	623
Net unrealized securities losses	247	—
Other	1,795	1,667

Total	35,239	36,511
Valuation allowance	(10,833)	(10,316)

Total deferred tax assets	24,406	26,195

Deferred tax liabilities:
Loan fees	(1,593)	(1,553)
Depreciation	(110)	—
Net unrealized securities gains	—	(1,944)
Intangibles	(5,594)	(6,277)
Prepaid expenses	(627)	(521)
Other	(767)	(804)

Total deferred tax liabilities	(8,691)	(11,099)

Net deferred tax assets	$15,715	$15,096

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2007, the Corporation had unused state net operating loss carryforwards expiring from 2008 to 2026. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized an increase of $1.2 million in the liability for unrecognized tax benefits including $0.1 million related to interest. The cumulative effect of adoption was accounted for as a decrease to the January 1, 2007 balance of retained earnings. On January 1, 2007, the Corporation’s unrecognized tax benefits totaled $3.6 million, net of federal income tax benefit, of which $0.3 million relates to interest and $2.7 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate.

As of December 31, 2007, the liability for unrecognized tax benefits totaled $2.6 million, of which $0.2 million relates to interest and $1.8 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2004. However, the Corporation’s 2004 and 2005 federal tax returns are presently under examination. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2004 and state income tax returns for 2004 through 2006 are currently subject to examination. Management does not anticipate that federal or state examinations will result in an unfavorable material change to its financial position or results of operations. However, it is reasonably possible that a reduction in the unrecognized tax benefit of up to $0.6 million may occur in the next twelve months from the outcome of examinations and/or the expiration of statutes of limitations which would result in a reduction in income taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

Balance at January 1, 2007	$3,901
Additions based on tax positions related to current year	872
Reductions due to statute of limitations	(1,519)

Balance at December 31, 2007	$3,254

22.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

Year Ended December 31	2007	2006	2005

Net income - basic earnings per share	$69,678	$67,649	$55,258
Interest expense on convertible debt	22	20	—

Net income after assumed conversion - diluted earnings per share	$69,700	$67,669	$55,258

Basic weighted average common shares outstanding	60,135,859	58,852,623	55,776,291
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	493,206	524,025	801,752

Diluted weighted average common shares outstanding	60,629,065	59,376,648	56,578,043

Basic earnings per share	$1.16	$1.15	$0.99

Diluted earnings per share	$1.15	$1.14	$0.98

23.	Regulatory Matters

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

The Corporation’s management believes that, as of December 31, 2007 and 2006, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject.

As of December 31, 2007, the most recent notification from the Federal Banking Agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification management believes have changed this categorization.

Following are the capital ratios as of December 31, 2007 and 2006 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
December 31, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets):
F.N.B. Corporation	$501,490	11.5%	$437,905	10.0%	$350,324	8.0%
FNBPA	460,834	10.8	426,062	10.0	340,849	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	436,758	10.0	262,743	6.0	175,162	4.0
FNBPA	414,228	9.7	255,637	6.0	170,425	4.0
Leverage Ratio:
F.N.B. Corporation	436,758	7.5	292,482	5.0	233,985	4.0
FNBPA	414,228	7.3	284,200	5.0	227,360	4.0
December 31, 2006
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$483,145	11.4%	$425,623	10.0%	$340,498	8.0%
FNBPA	448,447	10.9	410,934	10.0	328,748	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	420,230	9.9	255,374	6.0	170,249	4.0
FNBPA	402,361	9.8	246,561	6.0	164,374	4.0
Leverage Ratio:
F.N.B. Corporation	420,230	7.3	288,702	5.0	230,961	4.0
FNBPA	402,361	7.2	280,851	5.0	224,681	4.0

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $31.9 million at December 31, 2007. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2007, the Corporation’s subsidiaries had $31.0 million of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $63.0 million at December 31, 2007.

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

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2007
Interest income	$338,847	$121	$466	$31,780	$(2,324)	$368,890
Interest expense	158,524	9	—	6,379	9,141	174,053
Net interest income	180,323	112	466	25,401	(11,465)	194,837
Provision for loan losses	7,875	—	—	4,818	—	12,693
Non-interest income	55,946	16,034	11,769	2,083	(4,223)	81,609
Non-interest expense	126,625	11,734	9,807	14,361	(1,319)	161,208
Intangible amortization	3,936	25	445	—	—	4,406
Income tax expense (benefit)	28,497	1,569	732	3,006	(5,343)	28,461
Net income (loss)	69,336	2,818	1,251	5,299	(9,026)	69,678
Total assets	5,909,315	6,665	22,938	156,780	(7,677)	6,088,021
Total intangibles	247,619	1,252	10,879	1,809	—	261,559

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2006
Interest income	$314,075	$150	$563	$30,785	$(3,151)	$342,422
Interest expense	139,337	9	—	5,805	8,434	153,585
Net interest income	174,738	141	563	24,980	(11,585)	188,837
Provision for loan losses	4,884	—	—	5,528	—	10,412
Non-interest income	57,828	13,632	12,185	2,085	(6,455)	79,275
Non-interest expense	122,778	9,993	10,278	14,778	(1,461)	156,366
Intangible amortization	3,687	16	445	—	—	4,148
Income tax expense (benefit)	30,254	1,348	744	2,501	(5,310)	29,537
Net income (loss)	70,963	2,416	1,281	4,258	(11,269)	67,649
Total assets	5,839,636	6,650	25,400	151,981	(16,075)	6,007,592
Total intangibles	251,928	1,277	11,324	1,809	—	266,338

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2005
Interest income	$266,153	$125	$445	$30,972	$(2,215)	$295,480
Interest expense	96,105	9	—	5,136	7,530	108,780
Net interest income	170,048	116	445	25,836	(9,745)	186,700
Provision for loan losses	4,940	—	—	7,236	—	12,176
Non-interest income	40,229	12,559	11,187	2,196	(8,364)	57,807
Non-interest expense	119,754	9,111	10,030	14,071	(1,483)	151,483
Intangible amortization	3,301	—	442	—	—	3,743
Income tax expense (benefit)	22,832	1,297	482	2,346	(5,110)	21,847
Net income (loss)	59,450	2,267	678	4,379	(11,516)	55,258
Total assets	5,402,602	5,363	28,924	147,657	5,780	5,590,326
Total intangibles	206,191	—	11,755	1,809	—	219,755

25.	Cash Flow Information

Following is a summary of cash flow information (in thousands):

Year Ended December 31	2007	2006	2005

Interest paid on deposits and other borrowings	$177,148	$151,485	$112,750
Income taxes paid	24,282	16,250	25,943
Transfers of loans to other real estate owned	5,462	4,427	3,478
Transfers of other real estate owned to loans	290	229	151

Summary of business acquisitions:
Fair value of tangible assets acquired	$—	$354,459	$547,866
Fair value of core deposit and other intangible assets acquired	—	4,620	8,750
Fair value of liabilities assumed	—	(336,854)	(537,982)
Stock issued for the purchase of acquired company’s common stock	—	(51,227)	(142,879)
Cash (paid) received in the acquisition	—	(17,123)	12,571

Goodwill recognized	$—	$(46,125)	$(111,674)

26.	Parent Company Financial Statements

The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. During 2007, First National Corporation, a Delaware corporation that held equity securities and other assets, was merged into the parent. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets (in thousands)
December 31	2007	2006

Assets
Cash and cash equivalents	$21,698	$22,417
Securities available for sale	5,896	—
Other assets	21,558	19,291
Investment in and advance to bank subsidiary	690,086	686,055
Investments in and advances to non-bank subsidiaries	211,635	206,126

Total Assets	$950,873	$933,889

Liabilities
Other liabilities	$27,802	$23,059
Short-term borrowings	—	3,000
Advances from affiliates	210,540	197,842
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	151,031
Subordinated notes:
Short-term	11,844	14,415
Long-term	5,299	7,170

Total Liabilities	406,516	396,517

Stockholders’ Equity	544,357	537,372

Total Liabilities and Stockholders’ Equity	$950,873	$933,889

Statements of Income (in thousands)
Year Ended December 31	2007	2006	2005

Income
Dividend income from subsidiaries:
Bank	$65,500	$63,500	$50,000
Non-bank	5,500	6,901	4,000

	71,000	70,401	54,000
Interest income	14,181	12,595	7,129
Other income	551	(316)	13

Total Income	85,732	82,680	61,142

Expenses
Interest expense	22,951	21,324	14,909
Other expenses	4,314	5,196	4,787

Total Expenses	27,265	26,520	19,696

Income Before Taxes and Equity in Undistributed
Income of Subsidiaries	58,467	56,160	41,446
Income tax benefit	4,703	5,229	4,594

	63,170	61,389	46,040
Equity in undistributed income (loss) of subsidiaries:
Bank	6,654	7,463	8,718
Non-bank	(146)	(1,203)	500

Net Income	$69,678	$67,649	$55,258

Statements of Cash Flows (in thousands)
Year Ended December 31	2007	2006	2005

Operating Activities
Net income	$69,678	$67,649	$55,258
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(7,181)	(6,260)	(9,218)
Other, net	265	(1,743)	15,694

Net cash flows provided by operating activities	62,762	59,646	61,734

Investing Activities
Purchase of securities available for sale	(161)	—	—
Net increase in advances to subsidiaries	(13,169)	(710)	(9,669)
Investment in subsidiaries	2,093	(2,502)	(437)
Net cash paid for mergers and acquisitions	—	(21,150)	—

Net cash flows used in investing activities	(11,237)	(24,362)	(10,106)

Financing Activities
Net increase in advance from affiliate	12,699	29,649	97,192
Net (decrease) increase in short-term borrowings	(5,571)	(21,089)	(98,860)
Decrease in long-term debt	(3,759)	(9,195)	(9,264)
Increase in long-term debt	1,888	2,950	10,602
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	22,165	—
Net acquisition of common stock	(51)	736	7,766
Cash dividends paid	(57,450)	(55,362)	(52,336)

Net cash flows used in financing activities	(52,244)	(30,146)	(44,900)

Net Increase (Decrease) in Cash and Cash Equivalents	(719)	5,138	6,728
Cash and cash equivalents at beginning of year	22,417	17,279	10,551

Cash and Cash Equivalents at End of Year	$21,698	$22,417	$17,279

Cash paid during the year for:
Interest	$22,931	$21,262	$15,415

27.	Fair Value of Financial Instruments

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

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	2007		2006
	Carrying		Carrying
December 31	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and short-term investments	$130,717	$130,717	$123,834	$123,834
Securities available for sale	358,421	358,421	258,279	258,279
Securities held to maturity	667,553	665,914	776,079	766,295
Net loans, including loans held for sale	4,297,066	4,325,859	4,204,524	4,163,443
Bank owned life insurance	133,885	133,599	131,391	128,423
Accrued interest receivable	26,397	26,397	26,514	26,514

Financial Liabilities
Deposits	4,397,684	4,410,588	4,372,842	4,368,012
Short-term borrowings	449,823	449,823	363,910	363,910
Long-term debt	481,366	484,873	519,890	511,486
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	142,010	151,031	153,810
Accrued interest payable	7,868	7,868	10,963	10,963

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the CEO and CFO concluded that the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2007, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Refer to page 48 under Item 8, Financial Statements and Supplementary Data, for Management’s Report on Internal Control Over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2008. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2008. Such information is incorporated herein by reference. The Report of the Compensation Committee and the Report of the Audit Committee, however, shall not be deemed filed with the Commission, but shall be deemed furnished to the Commission in this Form 10-K report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2008. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2007:

		Weighted	Number of
	Number of	Average	Securities
	Securities to be	Exercise	Remaining for
	Issued Upon	Price of	Future Issuance
	Exercise of	Outstanding	Under Equity
Plan Category	Stock Options	Stock Option	Compensation Plans

Equity compensation plans approved
by security holders	1,139,844 (1)	$11.75	3,046,787(2)
Equity compensation plans not
approved by security holders	N/A	N/A	N/A

(1)	Excludes 387,064 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2008. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 14, 2008. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 98 and is incorporated by reference.

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
Stephen J. Gurgovits
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chairman of the Board, Chief Executive Officer, and Director (Principal Executive Officer)	February 20, 2008

/s/ Brian F. Lilly Brian F. Lilly	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 20, 2008

/s/ William B. Campbell William B. Campbell	Director	February 20, 2008

/s/ Henry M. Ekker Henry M. Ekker	Director	February 20, 2008

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 20, 2008

/s/ Dawne S. Hickton Dawne S. Hickton	Director	February 20, 2008

/s/ David J. Malone David J. Malone	Director	February 20, 2008

/s/ Peter Mortensen Peter Mortensen	Director	February 20, 2008

/s/ Robert V. New, Jr. Robert V. New, Jr.	President and Director	February 20, 2008

/s/ Harry F. Radcliffe Harry F. Radcliffe	Director	February 20, 2008

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 20, 2008

/s/ John W. Rose John W. Rose	Director	February 20, 2008

/s/ William J. Strimbu William J. Strimbu	Director	February 20, 2008

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 20, 2008

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

2	.1.	Agreement and Plan of Merger between F.N.B. Corporation and Omega Financial Corporation. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on November 9, 2007).*
2	.2.	Agreement and Plan of Merger between F.N.B. Corporation and Iron & Glass Bancorp, Inc. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 15, 2008).*
3	.1.	Articles of Incorporation of the Corporation as currently in effect and as filed with the Florida Department of State on February 10, 2003. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
3	.2.	By-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).
4		The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
10	.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.2.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.4. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10	.3.	Amendment to Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006).*
10	.4.	Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.5. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005).*
10	.5.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.6.	F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996. (Incorporated by reference to Exhibit 10.10. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.7.	F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (Incorporated by reference to Exhibit 10.11. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.8.	F.N.B. Corporation Restricted Stock and Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.9.	F.N.B. Corporation 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.15. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.10.	F.N.B. Corporation Director’s Compensation Plan. (Incorporated by reference to Exhibit 10.16. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*

10	.11.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.12.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.13.	Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.17. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.14.	Employment Agreement between First National Bank of Pennsylvania and David B. Mogle. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10	.15.	Employment Agreement between First National Bank of Pennsylvania and James G. Orie. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10	.16.	Employment Agreement between F.N.B. Corporation and Brian F. Lilly. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on October 23, 2007).*
10	.17.	Employment Agreement between First National Bank of Pennsylvania, F.N.B. Corporation and Gary J. Roberts. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on October 23, 2007).*
10	.18.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2007 Proxy Statement filed on March 22, 2007. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144).*
10	.19.	Employment Agreement between First National Bank of Pennsylvania and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on March 23, 2007).*
10	.20.	Employment Agreement between F.N.B. Corporation and Robert V. New, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on October 16, 2007).*
10	.21.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007).*
10	.22.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007).*
11		Computation of Per Share Earnings**
12		Ratio of Earnings to Fixed Charges. (filed herewith).
14		Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002. The Corporation’s Exchange Act file number with the Securities and Exchange Commission relative to this exhibit is 000-08144). *
21		Subsidiaries of the Registrant. (filed herewith).
23	.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).
31	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).
31	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).
32	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).
32	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.