Form 10-Q
period 2008-03-31
FNB CORP/FL/
filed 2008-05-12
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008

Common Stock, $0.01 Par Value	86,001,843 Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2008
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	March 31,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$108,517	$130,235
Interest bearing deposits with banks	1,266	482
Securities available for sale	387,936	358,421
Securities held to maturity (fair value of $631,224 and $665,914)	626,946	667,553
Mortgage loans held for sale	9,038	5,637
Loans, net of unearned income of $24,259 and $25,747	4,440,037	4,344,235
Allowance for loan losses	(53,396)	(52,806)

Net Loans	4,386,641	4,291,429
Premises and equipment, net	80,922	80,472
Goodwill	242,120	242,120
Core deposit and other intangible assets, net	18,364	19,439
Bank owned life insurance	135,075	133,885
Other assets	167,765	158,348

Total Assets	$6,164,590	$6,088,021

Liabilities
Deposits:
Non-interest bearing demand	$634,831	$626,141
Savings and NOW	2,058,147	2,037,160
Certificates and other time deposits	1,743,676	1,734,383

Total Deposits	4,436,654	4,397,684
Other liabilities	71,248	63,760
Short-term borrowings	465,590	449,823
Long-term debt	496,445	481,366
Junior subordinated debt owed to unconsolidated subsidiary trusts	151,031	151,031

Total Liabilities	5,620,968	5,543,664

Stockholders’ Equity
Common stock — $0.01 par value
Authorized - 500,000,000 shares
Issued - 60,689,537 and 60,602,218 shares	603	602
Additional paid-in capital	509,593	508,891
Retained earnings	43,727	42,426
Accumulated other comprehensive income	(9,007)	(6,738)
Treasury stock — 75,835 and 47,970 shares at cost	(1,294)	(824)

Total Stockholders’ Equity	543,622	544,357

Total Liabilities and Stockholders’ Equity	$6,164,590	$6,088,021

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended
	March 31,
	2008	2007
Interest Income
Loans, including fees	$76,409	$77,925
Securities:
Taxable	10,430	11,009
Nontaxable	1,606	1,380
Dividends	67	98
Other	13	75

Total Interest Income	88,525	90,487

Interest Expense
Deposits	27,592	30,246
Short-term borrowings	4,007	4,728
Long-term debt	5,222	4,880
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,739	2,713

Total Interest Expense	39,560	42,567

Net Interest Income	48,965	47,920
Provision for loan losses	3,583	1,847

Net Interest Income After Provision for Loan Losses	45,382	46,073

Non-Interest Income
Service charges	10,186	9,618
Insurance commissions and fees	3,922	4,419
Securities commissions and fees	1,520	1,276
Trust fees	2,224	2,162
Gain on sale of securities	744	740
Gain on sale of mortgage loans	451	367
Bank owned life insurance	1,144	965
Other	1,977	1,369

Total Non-Interest Income	22,168	20,916

Non-Interest Expense
Salaries and employee benefits	25,256	22,266
Net occupancy	3,816	3,804
Equipment	3,115	3,361
Amortization of intangibles	1,073	1,103
Other	11,103	11,362

Total Non-Interest Expense	44,363	41,896

Income Before Income Taxes	23,187	25,093
Income taxes	6,696	7,723

Net Income	$16,491	$17,370

Net Income per Common Share
Basic	$0.27	$0.29
Diluted	0.27	0.29

Cash Dividends per Common Share	0.24	0.235
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumulated
					Other
					Compre-
	Compre-		Additional		hensive
	hensive	Common	Paid-In	Retained	Income	Treasury
	Income	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance at January 1, 2008		$602	$508,891	$42,426	$(6,738)	$(824)	$544,357
Net income	$16,491			16,491			16,491
Change in other comprehensive (loss)	(2,269)				(2,269)		(2,269)

Comprehensive income	$14,222

Cash dividends declared:
Common stock $0.24/share				(14,584)			(14,584)
Issuance of common stock		1	183			(470)	(286)
Restricted stock compensation			626				626
Tax benefit of stock-based compensation			(107)				(107)
Adjustment to initially apply EITF 06-04 and 06-10				(606)			(606)

Balance at March 31, 2008		$603	$509,593	$43,727	$(9,007)	$(1,294)	$543,622

Balance at January 1, 2007		$601	$506,024	$33,321	$(1,546)	$(1,028)	$537,372
Net income	$17,370			17,370			17,370
Change in other comprehensive (loss)	(1,454)				(1,454)		(1,454)

Comprehensive income	$15,916

Cash dividends declared:
Common stock $0.235/share				(14,193)			(14,193)
Purchase of common stock						(3,665)	(3,665)
Issuance of common stock		1	(43)	(203)		3,638	3,393
Restricted stock compensation			340				340
Tax benefit of stock-based compensation			303				303
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48 - see the “Income Taxes” note)				(1,174)			(1,174)

Balance at March 31, 2007		$602	$506,624	$35,121	$(3,000)	$(1,055)	$538,292

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Three Months Ended
	March 31,
	2008	2007
Operating Activities
Net income	$16,491	$17,370
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	3,439	3,895
Provision for loan losses	3,583	1,847
Deferred taxes	(360)	3,241
Gain on sale of securities	(744)	(740)
Tax benefit of stock-based compensation	108	(303)
Net change in:
Interest receivable	522	(249)
Interest payable	—	(554)
Mortgage loans held for sale	(3,401)	572
Bank owned life insurance	(1,190)	(1,026)
Other, net	(13)	1,996

Net cash flows provided by operating activities	18,435	26,049

Investing Activities
Net change in:
Interest bearing deposits with banks	(784)	947
Loans	(100,323)	(9,290)
Securities available for sale:
Purchases	(92,879)	(110,683)
Sales	799	2,145
Maturities	60,255	88,205
Securities held to maturity:
Purchases	—	(19,980)
Maturities	40,506	35,075
Increase in premises and equipment	(2,509)	(545)

Net cash flows used in investing activities	(94,935)	(14,126)

Financing Activities
Net change in (used in):
Non-interest bearing deposits, savings and NOW accounts	29,677	33,927
Time deposits	9,293	(11,740)
Short-term borrowings	15,767	348
Increase in long-term debt	57,110	27,381
Decrease in long-term debt	(42,031)	(46,595)
Purchase of common stock	—	(3,665)
Issuance of common stock	(342)	2,000
Tax benefit of stock-based compensation	(108)	303
Cash dividends paid	(14,584)	(14,193)

Net cash flows provided by (used in) financing activities	54,782	(12,234)

Net Decrease in Cash and Due from Banks	(21,718)	(311)
Cash and due from banks at beginning of period	130,235	122,362

Cash and Due from Banks at End of Period	$108,517	$122,051

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008
BUSINESS
     F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio, Florida and Tennessee. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
BASIS OF PRESENTATION
     The Corporation’s accompanying consolidated financial statements include subsidiaries in which the Corporation has a controlling financial interest. Companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are also consolidated. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary). The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company and F.N.B. Capital Corporation, LLC, and results for each of these entities are included in the accompanying consolidated financial statements.
     The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation.
     Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to rules and regulations of the Securities and Exchange Commission (Commission). The interim operating results are not necessarily indicative of operating results for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto, included in the Corporation’s Annual Report on Form 10-K, filed with the Commission on February 29, 2008.
USE OF ESTIMATES
     The accounting and reporting policies of the Corporation conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, securities valuation, goodwill and other intangible assets and income taxes.
MERGERS AND ACQUISITIONS
     On April 1, 2008, the Corporation completed its acquisition of Omega Financial Corporation (Omega), a diversified financial services company with $1.8 billion in assets based in State College, Pennsylvania. The all-stock transaction, valued at approximately $393.0 million, resulted in the Corporation issuing 25,362,525 shares of its common stock in exchange for 12,544,150 shares of Omega common stock. As of March 31, 2008, Omega had total loans and deposits of $1.1 billion and $1.3 billion, respectively. Omega’s banking subsidiary, Omega Bank, was merged into FNBPA on April 1, 2008.

Pending Acquisition
     On February 15, 2008, the Corporation announced the signing of a definitive merger agreement to acquire Iron and Glass Bancorp, Inc. (IRGB), a bank holding company with approximately $300.0 million in assets based in Pittsburgh, Pennsylvania. The transaction is valued at approximately $86.1 million. Under the terms of the merger agreement, IRGB shareholders will be entitled to receive either $75.00 cash or 5.00 shares of F.N.B. Corporation common stock, or a combination of cash and shares, for each share of IRGB common stock, subject to a proration of 45% cash and 55% stock, if either cash or stock is oversubscribed. The transaction is expected to be completed in the third quarter of 2008, pending regulatory approvals, the approval of shareholders of IRGB and the satisfaction of other closing conditions.
NEW ACCOUNTING STANDARDS
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133, which enhances disclosures about derivatives and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for the Corporation on January 1, 2009. The Corporation has not yet determined the impact that the adoption of FAS 161 will have on its consolidated financial statements.
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
Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51. FAS 160 establishes accounting and reporting standards for ownership interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for the Corporation on January 1, 2009. Earlier adoption is prohibited. The Corporation has not yet determined the impact that the adoption of FAS 160 will have on its consolidated financial statements.
Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards
     In June 2007, the FASB ratified the consensus reached in Emerging Issues Task Force (EITF) 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to companies that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Companies that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividend or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in a company’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The application of this guidance did not impact the Corporation’s consolidated financial statements since dividends accrued on its unvested awards are subject to forfeiture.
Accounting for Collateral Assignment Split Dollar Life Insurance
     In March 2007, the FASB ratified EITF 06-10, Accounting for Collateral Assignment Split Dollar Life Insurance. EITF 06-10 concludes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split dollar life insurance arrangement in accordance with either FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Ominbus Opinion — 1967, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or to provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 also concludes that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split dollar life insurance arrangement. The determination of the nature and substance of the arrangement should involve an evaluation of all available information, including an assessment of the future cash flows to which the employer is entitled and the employee’s obligation and ability to repay the employer. The Corporation adopted EITF 06-10 on January 1, 2008 resulting in a decrease of $0.7 million in retained earnings and an increase of $0.7 million in accrued bank owned life insurance.
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements
     In September 2006, the FASB ratified EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-04 concludes that an employer should recognize a liability for the future benefits related to an endorsement split dollar life insurance arrangement in accordance with either FAS 106 or APB Opinion No. 12, Ominbus Opinion — 1967. The Corporation adopted EITF 06-04 on January 1, 2008 resulting in an increase of $0.1 million in retained earnings and a decrease of $0.1 million in accrued bank owned life insurance.
The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to report certain financial assets and liabilities at fair value with the changes in fair value included in earnings. In general, a company may elect the fair value option for an eligible financial asset or financial liability when it first recognizes the instrument on its balance sheet or enters into an eligible firm commitment. A company may also elect the fair value option for eligible items that exist on the effective date of FAS 159. A company’s decision to elect the fair value option for an eligible item is irrevocable. The Corporation was required to apply the new guidance prospectively beginning January 1, 2008. The Corporation did not elect the fair value option for eligible financial assets or financial liabilities upon adoption.
Fair Value Measurements
     In September 2006, the FASB issued FAS 157, Fair Value Measurements, which replaces the different definitions of fair value in existing accounting literature with a single definition, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Corporation adopted the provisions of FAS 157 on January 1, 2008. For additional information regarding FAS 157, see the Fair Value Measurements footnote included in this Report.
     In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Corporation on January 1, 2009.
SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	March 31,	December 31,
	2008	2007
U.S. Treasury and other U.S. government agencies and corporations	$153,762	$162,839
Mortgage-backed securities of U.S. government agencies	115,406	72,267
States of the U.S. and political subdivisions	72,236	71,490
Corporate debt securities	39,389	46,207

Total debt securities	380,793	352,803
Equity securities	7,143	5,618

	$387,936	$358,421

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	March 31,	December 31,
	2008	2007
U.S. Treasury and other U.S. government agencies and corporations	$1,007	$11,004
Mortgage-backed securities of U.S. government agencies	520,056	547,046
States of the U.S. and political subdivisions	98,822	102,179
Corporate and other debt securities	7,061	7,324

	$626,946	$667,553

     The Corporation sold $0.1 million of equity securities at a gain of less than $0.1 million for the three months ended March 31, 2008 and sold $2.1 million of equity securities at a gain of $0.6 million for the three months ended March 31, 2007. Additionally, the Corporation recognized a one-time gain of $0.7 million relating to the VISA, Inc. initial public offering during the three months ended March 31, 2008. The Corporation also recognized a gain of $0.1 million relating to $6.1 million of called securities during the three months ended March 31, 2007. None of the security sales or calls were at a loss.
     Securities are periodically reviewed for other-than-temporary impairment based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for a recovery in market value or maturity. Among the factors that are considered in determining management’s intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability require considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.
     Following are summaries of the age of unrealized losses and the associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2008
Mortgage-backed securities of U.S. government agencies	$10,438	$—	$—	$—	$10,438	$—
States of the U.S. and political subdivisions	9,256	(173)	—	—	9,256	(173)
Corporate debt securities	36,536	(9,861)	2,853	(1,161)	39,389	(11,022)
Equity securities	1,419	(431)	—	—	1,419	(431)

	$57,649	$(10,465)	$2,853	$(1,161)	$60,502	$(11,626)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2007
Mortgage-backed securities of U.S. government agencies	$—	$—	$14,673	$(138)	$14,673	$(138)
States of the U.S. and political subdivisions	23,806	(155)	11,934	(200)	35,740	(355)
Corporate debt securities	34,407	(3,879)	3,568	(451)	37,975	(4,330)
Equity securities	636	(302)	13	(10)	649	(312)

	$58,849	$(4,336)	$30,188	$(799)	$89,037	$(5,135)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2008
Mortgage-backed securities of U.S. government agencies	$67,322	$(3,677)	$12,917	$(1,002)	$80,239	$(4,679)
States of the U.S. and political subdivisions	4,099	(13)	40	(1)	4,139	(14)
Corporate debt securities	4,929	(335)	100	—	5,029	(335)

	$76,350	$(4,025)	$13,057	$(1,003)	$89,407	$(5,028)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2007
Mortgage-backed securities of U.S. government agencies	$47,051	$(432)	$280,433	$(3,433)	$327,484	$(3,865)
States of the U.S. and political subdivisions	1,030	—	37,206	(134)	38,236	(134)
Corporate debt securities	5,726	(101)	120	—	5,846	(101)

	$53,807	$(533)	$317,759	$(3,567)	$371,566	$(4,100)

     As of March 31, 2008, securities with unrealized losses for less than 12 months include 11 investments in mortgage-backed securities of U.S. government agencies, 18 investments in states of the U.S. and political subdivision securities, 24 investments in corporate debt securities and 14 investments in equity securities. As of March 31, 2008, securities with unrealized losses of greater than 12 months include 3 investments in mortgage-backed securities of U.S. government agencies, 1 investment in states of the U.S. and political subdivision securities and 3 investments in corporate debt securities. The Corporation has concluded that it has both the intent and ability to hold these securities for the time necessary to recover the amortized cost or until maturity.
     As of March 31, 2008, management does not believe any unrealized loss individually or in the aggregate represents an other-than-temporary impairment. The unrealized losses at March 31, 2008 were primarily the result of changes in interest rates.
BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	March 31,	December 31,
	2008	2007
Securities sold under repurchase agreements	$292,244	$276,552
Federal funds purchased	57,800	60,000
Subordinated notes	115,299	112,779
Other short-term borrowings	247	492

	$465,590	$449,823

     Following is a summary of long-term debt (in thousands):

	March 31,	December 31,
	2008	2007
Federal Home Loan Bank advances	$439,029	$427,099
Subordinated notes	56,555	53,404
Convertible debt	655	658
Other long-term debt	206	205

	$496,445	$481,366

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $1.7 billion, of which $439.0 million was used as of March 31, 2008. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2012. Effective interest rates paid on these advances range from 2.12% to 5.75% for the three months ended March 31, 2008 and 2.79% to 5.75% for the year ended December 31, 2007. Additionally, the Corporation’s banking affiliate has a $25.0 million letter of credit from the FHLB, which was in use as of March 31, 2008.
JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS
     The Corporation has two unconsolidated subsidiary trusts (collectively, the Trusts), F.N.B. Statutory Trust I (Statutory Trust I) and F.N.B. Statutory Trust II (Statutory Trust II), of which 100% of the common equity of each is owned by the Corporation. The Trusts are not consolidated because the Corporation is not the primary beneficiary, as evaluated under FAS Interpretation (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (trust preferred securities) to third-party investors. The proceeds from the sale of trust preferred securities and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts.
     Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the Federal Reserve System guidelines. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the trust preferred securities subject to the terms of each of the guarantees.
     The following table provides information relating to the Trusts as of March 31, 2008 (dollars in thousands):

	Statutory	Statutory
	Trust I	Trust II
Trust preferred securities	$125,000	$21,500
Common securities	3,866	665
Junior subordinated debt	128,866	22,665
Stated maturity date	3/31/33	6/15/36
Optional redemption date	3/31/08	6/15/11
Interest rate	8.08%	7.17%
	variable;	fixed until 6/15/11;
	LIBOR plus	then LIBOR plus
	325 basis points	165 basis points
INTEREST RATE SWAPS
     In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it paid a fixed rate of interest and received a variable rate based on the London Inter-Bank Offered Rate (LIBOR). The effective date of the swap was January 3, 2006 and the maturity date of the swap was March 31, 2008. The interest rate swap was a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on

$125.0 million of subordinated debentures. The swap was considered to be highly effective and assessment of the hedging relationship was evaluated under Derivative Implementation Group Issue No. G7 using the hypothetical derivative method.
     The Corporation’s interest rate swap program for commercial loans provides the customer with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps under this program totalled $98.2 million as of March 31, 2008.
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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	March 31,	December 31,
	2008	2007
Commitments to extend credit	$987,602	$938,277
Standby letters of credit	62,481	76,708
     At March 31, 2008, funding of approximately 74.4% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     Diluted earnings per common share is calculated by dividing net income adjusted for interest expense on convertible debt by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, warrants, restricted shares and convertible debt, as calculated using the treasury stock method. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.
     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2008	2007
Net income — basic earnings per share	$16,491	$17,370
Interest expense on convertible debt	6	6

Net income after assumed conversion — diluted earnings per share	$16,497	$17,376

Basic weighted average common shares outstanding	60,219,800	60,105,023
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	372,372	528,880

Diluted weighted average common shares outstanding	60,592,172	60,633,903

Basic earnings per share	$0.27	$0.29

Diluted earnings per share	$0.27	$0.29

STOCK INCENTIVE PLANS
Restricted Stock
     The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the three months ended March 31, 2008, the Corporation issued 245,255 restricted stock awards with a weighted average grant date fair value of $3.3 million. The Corporation did not issue any restricted stock awards for the three months ended March 31, 2007. The Corporation has available up to 2,992,790 shares of common stock to issue under these Plans.
     Under the Plans, more than half of the restricted stock awards granted to management are earned if the Corporation meets or exceeds certain financial performance results when compared to its peers. These performance-related awards are expensed ratably from the date that the likelihood of meeting the performance measure is probable through the end of a four-year vesting period. The service-based awards are expensed ratably over a three-year vesting period. The Corporation also issues discretionary service-based awards to certain employees that vest over five years.
     The unvested restricted stock awards are eligible to receive cash dividends which are ultimately used to purchase additional shares of stock. Any additional shares of stock ultimately received as a result of cash dividends are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met. These awards are subject to certain accelerated vesting provisions upon retirement, death, disability or in the event of a change of control as defined in the award agreements.
     Share-based compensation expense related to restricted stock awards was $0.6 million and $0.3 million for the three months ended March 31, 2008 and 2007, the tax benefit of which was $0.2 million and $0.1 million, respectively.

     The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	387,064	$17.59	302,264	$18.54
Granted	245,255	13.51	—	—
Vested	(96,707)	18.79	(54,448)	18.56
Forfeited	(374)	18.24	(442)	16.91
Dividend reinvestment	8,426	15.24	3,452	16.89

Unvested awards outstanding at end of period	543,664	15.50	250,826	18.52

     The total fair value of awards vested was $1.3 million and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.
     As of March 31, 2008, there was $5.6 million of unrecognized compensation cost related to unvested restricted stock awards granted including $0.6 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R, Share-Based Payment, on January 1, 2006. The components of the restricted stock awards as of March 31, 2008 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	212,210	331,454	543,664
Unrecognized compensation expense	$2,019	$3,595	$5,614
Intrinsic value	$3,313	$5,174	$8,487
Weighted average remaining life (in years)	2.49	2.91	2.74
Stock Options
     There were no stock options granted during the three months ended March 31, 2008 or 2007. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 5,257 and 128,981 for the three months ended March 31, 2008 and 2007, respectively.
     The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,139,845	$11.75	1,450,225	$11.69
Exercised	(5,258)	12.90	(134,814)	11.72
Forfeited	(25,423)	13.78	—	—

Options outstanding and exercisable at end of period	1,109,164	11.70	1,315,411	11.69

     The intrinsic value of outstanding and exercisable stock options at March 31, 2008 was $3.5 million.

Warrants
     The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with a previous acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of March 31, 2008, warrants to purchase 55,919 shares of common stock remain outstanding.
RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007, benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. During 2007, the Corporation amended the RIP such that it is closed to new participants who commence employment with the Corporation on or after January 1, 2008. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan, the Corporation does not expect to make a contribution to the RIP in 2008.
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
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Service cost	$792	$849
Interest cost	1,648	1,544
Expected return on plan assets	(2,186)	(2,143)
Amortization of unrecognized net transition asset	(23)	(23)
Amortization of unrecognized prior service (credit) cost	(273)	(272)
Amortization of unrecognized loss	184	215

Net periodic pension benefit cost	$142	$170

     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. As an offset to the decrease in RIP benefits, beginning with 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $0.9 million and $0.8 million for the three months ended March 31, 2008 and 2007, respectively.

     The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.
     The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees of certain affiliates between the ages of 62 and 65. During 2006, the Corporation amended the plan such that only employees who are age 60 or older as of January 1, 2007 are eligible for employer paid coverage. The postretirement plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $2.7 million, which has been amortized over the remaining service period of eligible employees of 1.3 years and was fully recognized during 2007. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide the service for such benefits. The Corporation reserves the right to terminate the plan or make plan changes at any time.
     The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Service cost	$15	$14
Interest cost	28	33
Amortization of unrecognized prior service credit	—	(421)
Amortization of unrecognized loss	1	—

Net periodic postretirement benefit cost	$44	$(374)

     The net periodic postretirement benefit cost increased for the three months ended March 31, 2008 compared to the same period in 2007 due to the amortization of the unrecognized service credit resulting from the postretirement plan amendment effective January 1, 2007.
COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Net income	$16,491	$17,370
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	(1,581)	(421)
Less: reclassification adjustment for gains included in net income	(484)	(481)
Unrealized (loss) gain on swap	(128)	(226)
Pension and postretirement amortization	(76)	(326)

Other comprehensive (loss) income	(2,269)	(1,454)

Comprehensive income	$14,222	$15,916

     The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

March 31	2008	2007
Unrealized (losses) gains on securities	$(2,686)	$1,721
Unrealized gain on swap	—	747
Unrecognized pension and postretirement obligations	(6,321)	(5,468)

Accumulated other comprehensive income (loss)	$(9,007)	$(3,000)

CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Three Months Ended March 31	2008	2007
Interest paid on deposits and other borrowings	$39,560	$43,121
Income taxes paid	2,500	—
Transfers of loans to other real estate owned	1,240	760
Transfers of other real estate owned to loans	39	—
BUSINESS SEGMENTS
          The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals and purchasing installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
     The following tables provide financial information for these segments of the Corporation (in thousands). The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Corporation, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments which are necessary for purposes of reconciling to the consolidated amounts.

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended March 31, 2008
Interest income	$80,668	$18	$105	$7,853	$(119)	$88,525
Interest expense	35,523	2	—	1,509	2,526	39,560
Net interest income	45,145	16	105	6,344	(2,645)	48,965
Provision for loan losses	2,530	—	—	1,053	—	3,583
Non-interest income	15,492	4,005	3,362	625	(1,316)	22,168
Non-interest expense	34,257	3,062	2,646	3,584	(259)	43,290
Intangible amortization	956	6	111	—	—	1,073
Income tax expense (benefit)	6,638	339	258	836	(1,375)	6,696
Net income (loss)	16,256	614	452	1,496	(2,327)	16,491
Total assets	5,978,644	7,172	22,588	155,192	994	6,164,590
Total intangibles	246,661	1,246	10,768	1,809	—	260,484

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended March 31, 2007
Interest income	$83,214	$36	$129	$7,772	$(664)	$90,487
Interest expense	38,775	2	—	1,583	2,207	42,567
Net interest income	44,439	34	129	6,189	(2,871)	47,920
Provision for loan losses	871	—	—	976	—	1,847
Non-interest income	13,578	3,705	3,690	577	(634)	20,916
Non-interest expense	31,900	2,851	2,496	3,843	(297)	40,793
Intangible amortization	985	7	111	—	—	1,103
Income tax expense (benefit)	7,478	314	433	702	(1,204)	7,723
Net income (loss)	16,783	567	779	1,245	(2,004)	17,370
Total assets	5,848,147	6,611	24,980	152,598	(16,532)	6,015,804
Total intangibles	250,979	1,271	11,213	1,809	—	265,272
FAIR VALUE MEASUREMENTS
     The Corporation uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities available for sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans held for sale, certain impaired loans, other real estate owned (OREO) and certain other assets.
     Fair value is defined as an exit price, representing the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value measurements are not adjusted for transaction costs. Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.
     In determining fair value, the Corporation uses various valuation approaches, including market, income and cost approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Corporation. Unobservable inputs reflect the Corporation’s assumptions about the assumptions that market participants would use in pricing an asset or liability developed based on the best information available in the circumstances.
     The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The fair value hierarchy under FAS 157 is broken down into three levels based on the reliability of inputs as follows:

Level 1	valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets

Level 2	valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market

Level 3	valuation techniques that require inputs that are both significant to the fair value measurement and unobservable
     A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

     Following is a description of valuation methodologies used for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
     Securities available for sale are recorded at fair value on a recurring basis using a market approach. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are obtained from an independent pricing service. The pricing service uses a variety of techniques to arrive at fair value including market maker bids and quotes of significantly similar securities and matrix pricing. Matrix pricing is a mathematical technique used principally to value certain securities without relying exclusively on quoted prices for specific securities but comparing the securities to benchmark or comparable securities.
     Fair values for investment securities based on quoted market prices on an active exchange are classified as Level 1. Level 2 fair values include substantially all of the Corporation’s fixed income investments. These fair values are obtained through third-party data service providers who use alternative approaches to determine fair value when market quotes are not readily accessible or available. Securities classified as Level 3 are not listed on any exchange, are based on unobservable inputs and include situations where there is limited market activity.
Derivative Financial Instruments
     Fair value for derivatives is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects contractual terms of the derivative, including the period to maturity and uses observable market based inputs, including interest rate curves and implied volatilities.
     To comply with the provisions of FAS 157, the Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Corporation has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.
     Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Mortgage Loans Held For Sale
     These loans are carried at the lower of cost or fair value. Under lower-of-cost-or-fair value accounting, periodically, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is based on independent quoted market prices and is classified as Level 2.
Impaired Loans
     Certain commercial and commercial real estate loans considered impaired as defined in FAS 114 are reserved for at the time the loan is identified as impaired according to the fair value of the collateral less estimated selling costs. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.
     The value of real estate is determined based on appraisals by qualified licensed appraisers. The value of business assets is generally based on amounts reported on the business’s financial statements. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or management’s knowledge of the client and the client’s business. Since not all valuation inputs are observable, these nonrecurring fair value determinations are classified as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

     Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly, based on the same factors identified above.
Other Real Estate Owned
     OREO is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the lower of carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by qualified licensed appraisers and is classified as Level 2.
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
Securities available for sale	$5,406	$382,334	$196	$387,936
Other assets (interest rate swaps)	—	4,601	—	4,601

	$5,406	$386,935	$196	$392,537

Liabilities measured at fair value:
Other liabilities (Interest rate swaps)	—	$4,422	—	$4,422

	—	$4,422	—	$4,422

     The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

Balance at December 31, 2007	$14,338
Total gains (losses) – realized/unrealized:
Included in earnings	—
Included in other comprehensive income	(1,755)
Purchases, issuances and settlements	—
Transfers in and/or (out) of Level 3	(12,387)

Balance at March 31, 2008	$196

     The Corporation did not have any gains or losses for the three months ended March 31, 2008 included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2008.
     The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value during the quarter in which the changes occur.
     At March 31, 2008, there were approximately $12.4 million of trust preferred securities transferred from Level 3 to Level 2. These securities were classified as Level 2 because all significant assumptions in their valuation at March 31, 2008 are now observable. Valuations at December 31, 2007 used significant unobservable assumptions. These unobservable assumptions reflected the Corporation’s own estimates of assumptions that market participants would use in pricing the securities.

     In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis during the first quarter of 2008 that were still held in the balance sheet at March 31, 2008, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

	Fair Value at March 31, 2008				Total
					Losses for
					the Quarter
					Ended
					March 31,
	Level 1	Level 2	Level 3	Total	2008
Impaired loans	—	$470	$1,044	$1,514	$1,499
Other real estate owned	—	346	—	346	183

					$1,682

     Impaired loans with a carrying amount of $2.9 million were written down to $1.4 million through the allowance for loan losses (fair value of $1.5 million less estimated costs to sell of $0.1 million), resulting in a loss of $1.5 million, which was included in the provision for loan losses for the quarter ended March 31, 2008.
     OREO with a carrying amount of $0.5 million were written down to $0.3 million (fair value of $0.3 million less immaterial estimated costs to sell), resulting in a loss of $0.2 million, which was included in earnings for the quarter ended March 31, 2008.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of March 31, 2008, and the related condensed consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended March 31, 2008 and 2007. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of F.N.B. Corporation as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 26, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/Ernst & Young LLP
Pittsburgh, Pennsylvania
May 7, 2008

PART I.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three months ended March 31, 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS
     Certain statements in this report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.
CRITICAL ACCOUNTING POLICIES
     A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2007 Annual Report on Form 10-K under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies since the year ended December 31, 2007.
OVERVIEW
     The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio, Florida and Tennessee. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
     The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company and F.N.B. Capital Corporation, LLC.
RESULTS OF OPERATIONS
Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
     Net income for the three months ended March 31, 2008 was $16.5 million or $0.27 per diluted share, compared to net income for the same period of 2007 of $17.4 million or $0.29 per diluted share. The Corporation’s return on average equity was 12.14%, return on average tangible equity (which is calculated by dividing net income less amortization of intangibles by average equity less average intangibles) was 24.24%, return on average assets was 1.09% and return on average tangible assets (which is calculated by dividing net income less amortization of intangibles by average assets less average intangibles) was 1.18% for the three months ended March 31, 2008, compared to 13.06%, 26.79%, 1.17% and 1.28%, respectively, for the same period in 2007.

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended March 31
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,440	$11	3.04%	$1,609	$17	4.36%
Federal funds sold	297	2	2.89	4,433	58	5.17
Taxable investment securities (1)	827,917	10,440	5.03	882,819	11,031	4.99
Non-taxable investment securities (2)	179,666	2,428	5.41	160,502	2,112	5.26
Loans (2) (3)	4,407,703	76,907	7.01	4,255,063	78,386	7.46

Total interest earning assets (2)	5,417,023	89,788	6.66	5,304,426	91,604	6.98

Cash and due from banks	105,904			114,194
Allowance for loan losses	(53,330)			(52,856)
Premises and equipment	80,639			80,150
Other assets	553,924			560,985

	$6,104,160			$6,006,899

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,459,286	6,892	1.90	$1,362,696	8,644	2.57
Savings	586,950	1,853	1.27	602,931	2,513	1.69
Certificates and other time	1,741,920	18,847	4.35	1,762,630	19,089	4.39
Treasury management accounts	293,558	2,295	3.09	257,582	2,987	4.64
Other short-term borrowings	171,081	1,712	3.96	138,898	1,741	5.01
Long-term debt	476,916	5,222	4.40	497,948	4,880	3.98
Junior subordinated debt	151,031	2,739	7.29	151,031	2,713	7.29

Total interest bearing liabilities (2)	4,880,742	39,560	3.25	4,773,716	42,567	3.61

Non-interest bearing demand	602,527			622,048
Other liabilities	74,693			71,743

	5,557,962			5,467,507

Stockholders’ equity	546,198			539,392

	$6,104,160			$6,006,899

Excess of interest earning assets over interest bearing liabilities	$536,281			$530,710

Fully tax-equivalent net interest income		50,228			49,037

Net interest spread			3.40%			3.37%

Net interest margin (2)			3.73%			3.73%

Tax-equivalent adjustment		1,263			1,117

Net interest income		$48,965			$47,920

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities, federal funds sold and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, treasury management accounts, short- and long-term borrowings and junior subordinated debt). For the three months ended March 31, 2008, net interest income, which comprised 68.8% of net revenue (net interest income plus non-interest income) as compared to 69.6% for the same period in 2007, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, was $50.2 million for the three months ended March 31, 2008 and $49.0 million for the three months ended March 31, 2007. Average earning assets increased $112.6 million or 2.1% and average interest bearing liabilities increased $107.0 million or 2.2% from the same period in 2007. The Corporation’s net interest margin was 3.73% for both the first quarter of 2008 and 2007. Lower yields on interest earning assets and lower balances of non-interest bearing demand deposits were offset by lower rates paid on interest bearing liabilities. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(2)	$(4)	$(6)
Federal funds sold	(38)	(18)	(56)
Securities	(451)	176	(275)
Loans	3,101	(4,580)	(1,479)

	2,610	(4,426)	(1,816)

Interest Expense
Deposits:
Interest bearing demand	597	(2,349)	(1,752)
Savings	107	(767)	(660)
Certificates and other time	(136)	(106)	(242)
Treasury management accounts	389	(1,081)	(692)
Other short-term borrowings	328	(357)	(29)
Long-term debt	(202)	544	342
Junior subordinated debt	—	26	26

	1,083	(4,090)	(3,007)

Net Change	$1,527	$(336)	$1,191

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on an FTE basis, of $89.8 million for the three months ended March 31, 2008 decreased by $1.8 million or 2.0% from the same period of 2007. Average interest earning assets of $5.4 billion for the first three months of 2008 grew $112.6 million or 2.1% from the same period of 2007 driven by an increase of $152.6 million in average loans, partially offset by a decrease of $35.7 million in investment securities. The increase in average loans was the result of organic growth, particularly in the commercial loan category, while the decrease in average investment securities partially funded loan growth. The yield on interest earning assets decreased 32 basis points to 6.66% for the first three months of 2008. Interest income for the first three months of 2007 included $0.8 million of interest received on previously non-accruing loans.

     Interest expense of $39.6 million for the three months ended March 31, 2008 decreased by $3.0 million or 7.1% from the same period of 2007. This decrease was primarily attributable to a decrease of 36 basis points in the Corporation’s cost of funds to 3.25% during the first three months of 2008. Also, average interest bearing liabilities increased $107.0 million or 2.2% to average $4.9 billion for the first three months of 2008. This growth was primarily attributable to a combined increase of $80.6 million or 4.1% in the core deposit categories of interest bearing demand deposit and savings, a $36.0 million or 14.0% increase in treasury management accounts and an increase of $32.2 million or 23.2% in other short-term borrowings, partially offset by a decrease in certificates and other time deposits of $20.7 million or 1.2% and a decrease in long-term debt of $21.0 million or 4.2%. Average interest bearing demand and savings increased due to organic growth resulting from an expanded suite of deposit products designed to attract and retain customers. Average treasury management accounts increased primarily due to the implementation of a strategic initiative to increase and expand commercial customer relationships.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $3.6 million for the three months ended March 31, 2008 increased $1.7 million or 94.0% from the same period of 2007, reflecting loan growth, higher net loan charge-offs and increased specific reserves for certain loans, compared to the first quarter of 2007 which reflected improving credit quality trends. During the first three months of 2008, net charge-offs totaled $3.0 million or 0.27% (annualized) as a percentage of average loans compared to $2.5 million or 0.23% (annualized) as a percentage of average loans for the same period of 2007. The ratio of non-performing loans to total loans was 0.76% at March 31, 2008 compared to 0.63% at March 31, 2007 and the ratio of non-performing assets to total loans plus OREO was 0.95% and 0.76%, respectively, for those same periods. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $22.2 million for the three months ended March 31, 2008 increased $1.3 million or 6.0% from the same period of 2007. This increase resulted primarily from increases in all major fee businesses except insurance-related fees, combined with an increase in other non-interest income.
     Service charges on loans and deposits of $10.2 million for the first three months of 2008 increased $0.6 million or 5.9% from the same period of 2007 reflecting increases in NSF and check card fees.
     Insurance commissions and fees of $3.9 million for the first three months of 2008 decreased $0.5 million or 11.2% from the same period of 2007 primarily due to a decrease in contingent fee income.
     Securities commissions and fees of $1.5 million for the first three months of 2008 increased $0.2 million or 19.1% compared to the same period of 2007 primarily due to higher annuity and securities sales.
     Trust fees of $2.2 million for the first three months of 2008 increased slightly compared to the same period of 2007 due to growth in assets under management resulting from organic growth in overall trust assets and higher equity valuations.
     Gain on sale of securities of $0.7 million for the first three months of 2008 remained stable compared to the same period of 2007. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities since the Corporation’s cost basis in Visa is zero.
     Gain on sale of mortgage loans of $0.5 million for the first three months of 2008 increased $0.1 million or 22.9% from the same period of 2007 due to increased mortgage loan origination volume in 2008.

     Income from bank owned life insurance of $1.1 million for the first three months of 2008 increased $0.2 million or 18.5% from the same period of 2007. This increase was primarily attributable to increases in crediting rates paid on the insurance policies.
     Other non-interest income of $2.0 million for the first three months of 2008 increased $0.6 million or 44.4% from the same period of 2007 primarily due to fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.
Non-Interest Expense
     Total non-interest expense of $44.4 million for the first three months of 2008 increased $2.5 million or 5.9% from the same period of 2007. This increase primarily resulted from an increase in salaries and employee benefit costs.
     Salaries and employee benefits of $25.3 million for the first three months of 2008 increased $3.0 million or 13.4% from the same period of 2007. This increase was attributable to normal annual compensation and benefit increases combined with additional costs associated with the transition of the Corporation’s senior leadership and higher accrued expense for the Corporation’s long-term restricted stock program. Additionally, the first three months of 2007 included a credit of $0.4 million relating to the restructuring of the postretirement benefit plan.
     Combined net occupancy and equipment expense of $6.9 million for the first three months of 2008 decreased $0.2 million or 3.3% from the same period of 2007 reflecting the Corporation’s continued focus on expense control despite the opening of new loan production offices in 2007 and 2008.
     Amortization of intangibles expense was $1.1 million for both the first three months of 2008 and 2007.
     Other non-interest expenses of $11.1 million for the first three months of 2008 decreased $0.3 million or 2.3% from the same period of 2007. The decrease was primarily due to the Corporation’s continued focus on expense control.
Income Taxes
     The Corporation’s income tax expense of $6.7 million for the three months ended March 31, 2008 decreased by $1.0 million from the same period in 2007. Income taxes and the effective tax rate for the three months ended March 31, 2008 were favorably impacted by $0.2 million due to the resolution of a previously uncertain tax position. The effective tax rate was 28.9% for the three months ended March 31, 2008 and 30.8% for the same period in the prior year. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
LIQUIDITY
     The Corporation’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation with cost-effective funding. The Board of Directors of the Corporation has established an Asset/Liability Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. The Board of Directors of the Corporation has also established a Contingency Funding Policy to address liquidity crisis conditions. These policies designate the Corporate Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Corporation’s Treasury Department.
     Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Mortgage loan originations totaled $39.9 million and $35.0 million for the three months ended March 31, 2008 and 2007, respectively. Proceeds from the sale of mortgage loans totaled $28.5 million and $25.6 million for the three months ended March 31, 2008 and 2007, respectively.

     Liquidity sources from liabilities are generated primarily through deposits. As of March 31, 2008 and December 31, 2007, deposits comprised 72.0% and 72.2% of total liabilities, respectively. To a lesser extent, the Corporation also makes use of wholesale sources of liquidity that include federal funds purchased, treasury management accounts and public funds. In addition, the Corporation has the ability to borrow funds from the FHLB, Federal Reserve Bank and the capital markets. FHLB advances are a competitively priced and reliable source of funds. As of March 31, 2008, total availability from the FHLB was $1.7 billion, or 28.3% of total assets, while outstanding advances were $439.0 million, or 7.1% of total assets. As of December 31, 2007, outstanding FHLB advances were $427.1 million, or 7.0% of total assets, while the total availability from these sources was $1.9 billion, or 30.4% of total assets. Additionally, the Corporation’s banking affiliate has a $25.0 million letter of credit from the FHLB, which was in use as of March 31, 2008.
     The principal source of the parent company’s cash flow is dividends from its subsidiaries. These dividends may be impacted by the parent’s or the subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. The parent also may draw on approved lines of credit of $90.0 million with several major domestic banks, which were unused as of March 31, 2008. In addition, the Corporation also issues subordinated notes on a regular basis.
     The Corporation periodically repurchases shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan. During the three months ended March 31, 2008, the Corporation did not purchase any shares of its common stock in the open market, however, it paid $0.4 million upon the acquisition of 27,865 shares back into treasury, as a result of the net share election for the payment of taxes due to the vesting of restricted stock. For the same period of 2007, the Corporation purchased 210,000 shares of its common stock totaling $3.7 million and received $2.8 million as a result of re-issuance of 207,128 shares.
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
     The following table presents the amounts of IEA and IBL as of March 31, 2008 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,306,065	$337,113	$322,977	$567,107	$2,533,262
Investments	37,808	114,085	98,816	206,777	457,486

	1,343,873	451,198	421,793	773,884	2,990,748

Interest Bearing Liabilities (IBL)
Non-maturity deposits	712,913	280,108	—	—	993,021
Time deposits	115,472	165,984	294,921	486,553	1,062,930
Borrowings	491,085	21,394	26,632	68,393	607,504

	1,319,470	467,486	321,553	554,946	2,663,455

Period Gap	$24,403	$(16,288)	$100,240	$218,938	$327,293

Cumulative Gap	$24,403	$8,115	$108,355	$327,293

IEA/IBL (Cumulative)	1.02	1.00	1.05	1.12

Cumulative Gap to IEA	0.45%	0.15%	1.99%	6.00%

     The cumulative twelve-month IEA to IBL ratio changed to 1.12 for March 31, 2008 from 1.03 for December 31, 2007.
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
     The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2008.

     The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	March 31,	December 31,	ALCO
	2008	2007	Guidelines
Net interest income change (12 months):
+ 200 basis points	(0.1)%	(2.0)%	+/-5.0%
+ 100 basis points	0.3%	(0.5)%	+/-5.0%
- 100 basis points	(3.3)%	(1.7)%	+/-5.0%
- 200 basis points	(11.9)%	(4.7)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(3.8)%	(4.9)%	—
+ 100 basis points	(0.6)%	(1.5)%	—
- 100 basis points	(5.6)%	(3.3)%	—
- 200 basis points	(15.0)%	(9.7)%	—
     The Corporation’s overall level of interest rate risk is considered to be relatively low and stable. This is evidenced by a stable net interest margin despite the recent market rate volatility. The Corporation has a neutral interest rate risk position. This is why net interest income and EVE decrease slightly under higher rate shock scenarios.
     The Corporation also has various asset categories with call options, which grant option holders the right to prepay when rates decline. The extreme nature of rate shock scenarios triggers a high level of asset prepayments, causing net interest income and EVE to decrease under lower rate shock scenarios. The yield curve continued to decline and steepen during the first quarter of 2008. This was primarily the result of the economic weakness caused by the subprime mortgage crisis. Applying the down rate shocks to these lower interest rates as of March 31, 2008 caused higher asset prepayments for the measurement period. For example, the -200 basis points shock reduces the 3-month Treasury and the 10-year Treasury to 0.25% and 1.50%, respectively. Further, spreads on assets are assumed to be static for all rate scenarios. A widening of spreads, which is typical in lower rate environments, would slow asset prepayments. The Board Risk Committee deems this shock scenario to be improbable and approved that no immediate actions were necessary to address the policy exception caused by that rate scenario. The ALCO will continue to manage its exposure to asset prepayment risk in a gradual manner. With the increased economic weakness and lower rates, loan customers typically prefer to lock-in long-term, fixed rates with the Corporation, creating pressure for a higher sensitivity to higher rates.
     During the first quarter of 2008, the ALCO has utilized several strategies to maintain the Corporation’s interest rate risk position at an acceptable level. For example, the Corporation successfully promoted longer-term certificates of deposit and utilized long-term FHLB advances. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of commercial loans with short-term repricing characteristics. The investment portfolio is used, in part, to supplement the Corporation’s interest rate risk position. The duration of the investment portfolio was unchanged for the first quarter of 2008. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. For additional information regarding interest rate swaps, see the Interest Rate Swaps footnote included in this Report.
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

DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
     Following is a summary of deposits and treasury management accounts (in thousands):

	March 31,
	2008	December 31, 2007
Non-interest bearing	$634,831	$626,141
Savings and NOW	2,058,147	2,037,160
Certificates of deposit and other time deposits	1,743,676	1,734,383

Total deposits	4,436,654	4,397,684
Treasury management accounts	292,244	276,552

Total deposits and treasury management accounts	$4,728,898	$4,674,236

     Total deposits and treasury management accounts increased by $54.7 million or 1.2% to $4.7 billion at March 31, 2008 compared to December 31, 2007. The growth in savings and NOW deposits was due to the Corporation’s expanded suite of deposit products and customer preferences in a lower interest rate environment.
LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates commercial loan production offices in Pennsylvania and Florida as well as mortgage loan production offices in Ohio and Tennessee. The Corporation had commercial loans in Florida totaling $278.1 million or 6.3% of total loans as of March 31, 2008. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $146.7 million or 3.3% of total loans as of March 31, 2008.
     Following is a summary of loans, net of unearned income (in thousands):

	March 31,	December 31,
	2008	2007
Commercial	$2,338,110	$2,232,860
Direct installment	928,513	941,249
Consumer lines of credit	254,663	251,100
Residential mortgages	458,406	465,881
Indirect installment	429,140	427,663
Other	31,205	25,482

	$4,440,037	$4,344,235

     Unearned income on loans was $24.3 million and $25.7 million at March 31, 2008 and December 31, 2007, respectively.
     Total loans increased by $95.8 million or 2.2% to $4.4 billion at March 31, 2008. This growth was driven by solid commercial loan growth of $105.3 million or 4.7% due to the Corporation’s continued focus on loan growth in the Pittsburgh and Harrisburg, Pennsylvania markets.
     The majority of the Corporation’s loan portfolio consists of commercial loans, which includes commercial real estate loans and commercial and industrial loans. As of both March 31, 2008 and December 31, 2007, commercial real estate loans were $1.4 billion, or 32.2% and 32.1% of total loans, respectively.
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
     Following is a summary of non-performing assets (in thousands):

	March 31,	December 31,
	2008	2007
Non-accrual loans	$29,949	$29,211
Restructured loans	3,628	3,468

Total non-performing loans	33,577	32,679
Other real estate owned	8,538	8,052

Total non-performing assets	$42,115	$40,731

Asset quality ratios:
Non-performing loans as a percent of total loans	0.76%	0.75%
Non-performing assets as a percent of total loans + OREO	0.95%	0.94%
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
     Under FAS 114, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of collateral less estimated selling costs where a loan is collateral dependent. The fair value of collateral is measured in accordance with FAS 157. Commercial loans excluded from FAS 114 individual impairment analysis are collectively evaluated by management to estimate reserves for loan losses inherent in those loans in accordance with FAS 5. Additional information relating to these measures is available in the Fair Value Measurements section of this Report.
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
     Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$52,806	$52,575
Charge-offs	(3,732)	(3,282)
Recoveries	739	824

Net charge-offs	(2,993)	(2,458)
Provision for loan losses	3,583	1,847

Balance at end of period	$53,396	$51,964

Allowance for loan losses to:
Total loans, net of unearned income	1.20%	1.22%
Non-performing loans	159.03%	195.05%
     The allowance for loan losses at March 31, 2008 increased $1.4 million, representing a 2.8% increase in the reserve for loan losses since March 31, 2007, primarily the result of loan growth and the impact of loan ratings downgrades, including the recording of a specific reserve of $2.0 million relating to one Florida developer in late 2007. The allowance for loan losses at March 31, 2008 increased $0.6 million or 1.1% from December 31, 2007.
     The provision for loan losses of $3.6 million for the three months ended March 31, 2008 increased $1.7 million or 94.0% from the same period of 2007, reflecting loan growth, higher net loan charge-offs and increased specific reserves for certain loans, compared to the first quarter of 2007 which reflected improving credit quality trends.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off during the first three months of 2008 increased $0.4 million from the same period in the prior year to $3.7 million. Net charge-offs (annualized) as a percentage of average loans increased to 0.27% for the first three months of 2008 compared to 0.23% for the same period of 2007.
     Management considers numerous factors when estimating reserves for loan losses, including historical charge-off rates and subsequent recoveries. Consideration is given to the impact of changes in qualitative factors that influence the Corporation’s credit quality, such as the local and regional economies that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. Higher interest rates and energy costs directly affect borrowers having floating rate loans as increasing debt service requirements pressure customers that now face higher loan payments. Higher interest rates and energy costs also affect consumer loan customers who carry historically high debt levels. Consumer credit risk and loss exposures are evaluated using a combination of historical loss experience and an analysis of the rate at which delinquent loans ultimately result in charge-offs to estimate credit quality migration and expected losses within the homogeneous loan pools.
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
     The Corporation has an effective shelf registration statement filed with the Securities and Exchange Commission. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or trust preferred securities having a total dollar value up to $200.0 million. As of March 31, 2008, the Corporation has not issued any such stock or securities.
     The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory actions, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     The Corporation’s management believes that, as of March 31, 2008 and December 31, 2007, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject.
     As of March 31, 2008, the most recent notification from the Federal Banking Agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification management believes have changed this categorization.
     Following are the capital ratios as of March 31, 2008 and December 31, 2007 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$505,070	11.2%	$449,982	10.0%	$359,986	8.0%
FNBPA	462,842	10.7%	433,362	10.0%	346,690	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	439,268	9.8%	269,989	6.0%	179,993	4.0%
FNBPA	415,358	9.6%	260,017	6.0%	173,345	4.0%

Leverage Ratio:
F.N.B. Corporation	439,268	7.5%	292,348	5.0%	233,878	4.0%
FNBPA	415,358	7.3%	283,732	5.0%	226,986	4.0%

December 31, 2007
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$501,400	11.5%	$437,905	10.0%	$350,324	8.0%
FNBPA	460,834	10.8%	426,062	10.0%	340,849	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	436,758	10.0%	262,743	6.0%	175,162	4.0%
FNBPA	414,228	9.7%	255,637	6.0%	170,425	4.0%

Leverage Ratio:
F.N.B. Corporation	436,758	7.5%	292,482	5.0%	233,985	4.0%
FNBPA	414,228	7.3%	284,200	5.0%	227,360	4.0%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The information called for by this item is provided under the caption Market Risk in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2007 Annual Report on Form 10-K, filed with the Commission on February 29, 2008.
ITEM 4. CONTROLS AND PROCEDURES
     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13(a) – 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2008, as required by paragraph (d) of Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
     There are no material changes in the risk factors previously disclosed in the Corporation’s 2007 Annual Report on Form 10-K filed with the Commission on February 29, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     NONE
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
F.N.B. Corporation held a Special Meeting of Shareholders on March 19, 2008 for the purpose of approving the merger with Omega Financial Corporation. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Corporation’s solicitations.
The proposal to adopt the Agreement and Plan of Merger, dated November 8, 2007, between F.N.B. Corporation and Omega Financial Corporation pursuant to which Omega Financial Corporation will merge with and into F.N.B. Corporation and F.N.B. Corporation will issue up to 26,600,000 shares of F.N.B. Corporation common stock was approved with 44,125,221 shares voted for, 996,137 shares voted against and 197,272 abstentions.
The proposal to adjourn the special meeting, if necessary, to permit further solicitation of proxies if there are not sufficient votes at the time of the special meeting to approve the merger proposal was approved with 42,932,187 shares voted for, 1,891,467 shares voted against and 494,976 abstentions.
ITEM 5. OTHER INFORMATION
     NONE

ITEM 6. EXHIBITS
2.1	Agreement and Plan of Merger dated as of February 14, 2008 between F.N.B. Corporation and Iron and Glass Bancorp, Inc. (incorporated by reference herein to Exhibit 10.1 to the Registrant;s Current Report on Form 8-K as filed on February 15, 2008).

10.1	Form of Restricted Stock Units Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan) (incorporated by reference herein to Exhibit 10.1 to the Registrant;s Current Report on Form 8-K as filed on January 23, 2008).

10.2	Form of Restricted Stock Units Agreement for CEO Stephen Gurgovits (pursuant to 2007 Incentive Compensation Plan) (incorporated by reference herein to Exhibit 10.2 to the Registrant;s Current Report on Form 8-K as filed on January 23, 2008).

10.3	Amended 2007 Performance-Based Restricted Stock Award for Stephen Gurgovits (pursuant to 2007 Incentive Compensation Plan) (incorporated by reference herein to Exhibit 10.3 to the Registrant;s Current Report on Form 8-K as filed on January 23, 2008).

10.4	Amended 2007 Service-Based Restricted Stock Award for Stephen Gurgovits (pursuant to 2007 Incentive Compensation Plan) (incorporated by reference herein to Exhibit 10.4 to the Registrant;s Current Report on Form 8-K as filed on January 23, 2008).

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	This information is provided under the heading “Earnings Per Share” in Item 1, Part I in this Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

(Registrant)

Dated: May 7, 2008	/s/Robert V. New, Jr.

Robert V. New, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2008	/s/Brian F. Lilly

Brian F. Lilly
Chief Financial Officer
(Principal Financial Officer)

Dated: May 7, 2008	/s/Vincent J. Calabrese

Vincent J. Calabrese
Corporate Controller
(Principal Accounting Officer)