Form 10-Q
period 2008-06-30
FNB CORP/FL/
filed 2008-08-11
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2008

Common Stock, $0.01 Par Value	86,026,592 Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2008
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	June 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$189,334	$130,235
Interest bearing deposits with banks	3,590	482
Federal funds sold	14,000	—
Securities available for sale	479,740	358,421
Securities held to maturity (fair value of $785,363 and $665,914)	794,684	667,553
Loans held for sale	18,011	5,637
Loans, net of unearned income of $32,529 and $25,747	5,606,409	4,344,235
Allowance for loan losses	(71,483)	(52,806)

Net Loans	5,534,926	4,291,429
Premises and equipment, net	119,269	80,472
Goodwill	478,733	242,120
Core deposit and other intangible assets, net	46,664	19,439
Bank owned life insurance	211,708	133,885
Other assets	205,221	158,348

Total Assets	$8,095,880	$6,088,021

Liabilities
Deposits:
Non-interest bearing demand	$901,120	$626,141
Savings and NOW	2,780,685	2,037,160
Certificates and other time deposits	2,196,859	1,734,383

Total Deposits	5,878,664	4,397,684
Other liabilities	76,045	63,760
Short-term borrowings	510,745	449,823
Long-term debt	505,244	481,366
Junior subordinated debt owed to unconsolidated subsidiary trusts	205,724	151,031

Total Liabilities	7,176,422	5,543,664

Stockholders’ Equity
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 86,071,462 and 60,602,218 shares	857	602
Additional paid-in capital	899,067	508,891
Retained earnings	37,332	42,426
Accumulated other comprehensive income	(17,013)	(6,738)
Treasury stock – 45,620 and 47,970 shares at cost	(785)	(824)

Total Stockholders’ Equity	919,458	544,357

Total Liabilities and Stockholders’ Equity	$8,095,880	$6,088,021

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$90,825	$78,731	$167,234	$156,656
Securities:
Taxable	12,499	10,919	22,929	21,928
Nontaxable	1,580	1,438	3,186	2,818
Dividends	112	74	179	172
Other	281	458	294	533

Total Interest Income	105,297	91,620	193,822	182,107

Interest Expense
Deposits	28,219	31,329	55,811	61,575
Short-term borrowings	3,024	4,458	7,031	9,186
Long-term debt	5,436	4,745	10,658	9,625
Junior subordinated debt owed to unconsolidated subsidiary trusts	3,061	2,739	5,800	5,452

Total Interest Expense	39,740	43,271	79,300	85,838

Net Interest Income	65,557	48,349	114,522	96,269
Provision for loan losses	10,976	1,838	14,559	3,685

Net Interest Income After Provision for Loan Losses	54,581	46,511	99,963	92,584

Non-Interest Income
Service charges	14,860	10,212	25,046	19,830
Insurance commissions and fees	4,183	3,230	8,105	7,649
Securities commissions and fees	2,098	1,650	3,618	2,926
Trust fees	3,575	2,118	5,799	4,280
Gain on sale of securities	41	415	795	1,155
Impairment loss on equity securities	(456)	(111)	(466)	(111)
Gain on sale of mortgage loans	530	359	981	726
Bank owned life insurance	1,739	1,025	2,883	1,990
Other	886	1,477	2,863	2,846

Total Non-Interest Income	27,456	20,375	49,624	41,291

Non-Interest Expense
Salaries and employee benefits	32,320	21,475	57,576	43,741
Net occupancy	4,761	3,667	8,577	7,471
Equipment	4,367	3,297	7,482	6,658
Amortization of intangibles	1,219	1,103	2,292	2,206
Other	19,347	12,280	30,450	23,642

Total Non-Interest Expense	62,014	41,822	106,377	83,718

Income Before Income Taxes	20,023	25,064	43,210	50,157
Income taxes	5,518	7,442	12,214	15,165

Net Income	$14,505	$17,622	$30,996	$34,992

Net Income per Common Share
Basic	$0.17	$0.29	$0.43	$0.58
Diluted	0.17	0.29	0.42	0.58

Cash Dividends per Common Share	0.24	0.235	0.48	0.47
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumulated
					Other
					Compre-
	Compre-		Additional		hensive
	hensive	Common	Paid-In	Retained	Income	Treasury
	Income	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance at January 1, 2008		$602	$508,891	$42,426	$(6,738)	$(824)	$544,357
Net income	$30,996			30,996			30,996
Change in other comprehensive (loss)	(10,275)				(10,275)		(10,275)

Comprehensive income	$20,721

Cash dividends declared:
Common stock $0.48/share				(35,271)			(35,271)
Issuance of common stock		255	388,988	(213)		39	389,069
Restricted stock compensation			1,236				1,236
Tax benefit of stock-based Compensation			(48)				(48)
Adjustment to initially apply EITF 06-04 and 06-10				(606)			(606)

Balance at June 30, 2008		$857	$899,067	$37,332	$(17,013)	$(785)	$919,458

Balance at January 1, 2007		$601	$506,024	$33,321	$(1,546)	$(1,028)	$537,372
Net income	$34,992			34,992			34,992
Change in other comprehensive (loss)	(4,078)				(4,078)		(4,078)

Comprehensive income	$30,914

Cash dividends declared:
Common stock $0.47/share				(28,384)			(28,384)
Purchase of common stock						(5,777)	(5,777)
Issuance of common stock		1	(2)	(1,039)		5,788	4,748
Restricted stock compensation			668				668
Tax benefit of stock-based Compensation			376				376
Cumulative effect of change in accounting for uncertainties in income taxes (FIN 48 – see the “Income Taxes” note)				(1,174)			(1,174)

Balance at June 30, 2007		$602	$507,066	$37,716	$(5,624)	$(1,017)	$538,743

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended
	June 30,
	2008	2007
Operating Activities
Net income	$30,996	$34,992
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	11,364	7,093
Provision for loan losses	14,559	3,685
Deferred taxes	(1,111)	3,530
Gain on sale of securities	(329)	(1,044)
Tax benefit of stock-based compensation	48	(376)
Net change in:
Interest receivable	3,280	416
Interest payable	1,270	(953)
Loans held for sale	(12,374)	(4,512)
Trading securities	185,416	—
Bank owned life insurance	(1,807)	(1,479)
Other, net	(15,149)	3,592

Net cash flows provided by operating activities	216,163	44,944

Investing Activities
Net change in:
Interest bearing deposits with banks	3,176	386
Federal funds sold	(14,000)	—
Loans	(185,929)	(44,891)
Securities available for sale:
Purchases	(230,775)	(170,570)
Sales	1,977	3,162
Maturities	140,491	129,053
Securities held to maturity:
Purchases	(186,335)	(36,055)
Maturities	82,519	70,081
Purchase of bank owned life insurance	(22)	—
Increase in premises and equipment	(8,812)	(2,535)
Net cash received for mergers and acquisitions	50,441	—

Net cash flows used in investing activities	(347,269)	(51,369)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	234,909	124,806
Time deposits	(45,412)	(43,080)
Short-term borrowings	10,942	50,849
Increase in long-term debt	92,088	49,566
Decrease in long-term debt	(68,210)	(130,012)
Decrease in junior subordinated debt	(169)	—
Purchase of common stock	—	(5,777)
Issuance of common stock	1,376	3,357
Tax benefit of stock-based compensation	(48)	376
Cash dividends paid	(35,271)	(28,384)

Net cash flows provided by financing activities	190,205	21,701

Net Increase in Cash and Due from Banks	59,099	15,276
Cash and due from banks at beginning of period	130,235	122,362

Cash and Due from Banks at End of Period	$189,334	$137,638

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008
BUSINESS
     F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio, Florida and Tennessee. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
BASIS OF PRESENTATION
     The Corporation’s accompanying consolidated financial statements include subsidiaries in which the Corporation has a controlling financial interest. Companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are also consolidated. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary). The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company, F.N.B. Capital Corporation, LLC and Bank Capital Services, and results for each of these entities are included in the accompanying consolidated financial statements.
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
MERGERS AND ACQUISITIONS
     On April 1, 2008, the Corporation completed its acquisition of Omega Financial Corporation (Omega), a diversified financial services company with $1.8 billion in assets based in State College, Pennsylvania. The all-stock transaction, valued at approximately $388.2 million, resulted in the Corporation issuing 25,362,525 shares of its common stock in exchange for 12,544,150 shares of Omega common stock. The assets and liabilities of Omega were recorded on the Corporation’s balance sheet at their fair values as of April 1, 2008, the acquisition date, and their results of operations have been included in the Corporation’s consolidated statement of income since then. Omega’s banking subsidiary, Omega Bank, was merged into FNBPA on April 1, 2008.

     The following table shows the calculation of the preliminary purchase price and the resulting goodwill (in thousands):

Fair value of stock issued and stock options assumed		$388,176

Fair value of:
Tangible assets acquired	1,535,724
Core deposit and other intangible assets acquired	31,028
Liabilities assumed	(1,463,715)
Net cash received in the acquisition	50,441

Fair value of net assets acquired		153,478

Goodwill recognized		$234,698

     The Corporation has not yet finalized its determination of the fair values of certain acquired assets and liabilities and will adjust goodwill upon completion of the valuation process.
     The following table summarizes the estimated fair value of the net assets that the Corporation acquired from Omega (in thousands):

April 1,
2008
Assets
Cash and due from banks	$50,441
Federal funds sold	52,400
Securities	256,837
Loans	1,090,920
Goodwill and other intangible assets	265,726
Accrued income and other assets	135,567

Total assets	1,851,891

Liabilities
Deposits	1,291,483
Borrowings	157,241
Accrued expenses and other liabilities	14,991

Total liabilities	1,463,715

Purchase price	$388,176

     The following unaudited summary financial information presents the consolidated results of operations of the Corporation on a pro forma basis, as if the Omega acquisition had occurred at the beginning of each of the periods presented (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net interest income	$65,557	$65,470	$130,664	$130,491
Provision for loan losses	10,976	2,583	17,994	5,040

Net interest income after provision for loan losses	54,581	62,887	112,670	125,451
Non-interest income	27,456	27,113	56,494	55,158
Non-interest expense	62,014	57,086	123,625	113,890

Income before taxes	20,023	32,914	45,539	66,719
Income taxes	5,518	9,473	12,495	19,469

Net income	$14,505	$23,441	$33,044	$47,250

Net income per common share
Basic	$0.17	$0.27	$0.39	$0.55
Diluted	0.17	0.27	0.39	0.55

     The pro forma results include the amortization of the fair value adjustments on loans, deposits and debt and the amortization of the newly created intangible assets and post-merger acquisition related expenses. The pro forma results for the three and six months ended June 30, 2008 also include $3.6 million pre-tax for certain non-recurring items, including personnel expense for retention bonuses and severance payments. The pro forma results do not reflect cost savings or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results.
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
NEW ACCOUNTING STANDARDS
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards Board Statement (FAS) 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133, which enhances disclosures about derivatives and hedging activities and thereby improves the transparency of financial reporting. FAS 161 is effective for the Corporation on January 1, 2009. The Corporation has not yet determined the impact that the adoption of FAS 161 will have on its consolidated financial statements.
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

Accounting for Collateral Assignment Split Dollar Life Insurance
     In March 2007, the FASB ratified EITF 06-10, Accounting for Collateral Assignment Split Dollar Life Insurance. EITF 06-10 concludes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split dollar life insurance arrangement in accordance with either FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Ominbus Opinion – 1967, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or to provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 also concludes that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split dollar life insurance arrangement. The determination of the nature and substance of the arrangement should involve an evaluation of all available information, including an assessment of the future cash flows to which the employer is entitled and the employee’s obligation and ability to repay the employer. The Corporation adopted EITF 06-10 on January 1, 2008 resulting in a decrease of $0.7 million in retained earnings and an increase of $0.7 million in accrued bank owned life insurance.
Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements
     In September 2006, the FASB ratified EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-04 concludes that an employer should recognize a liability for the future benefits related to an endorsement split dollar life insurance arrangement in accordance with either FAS 106 or APB Opinion No. 12, Ominbus Opinion – 1967. The Corporation adopted EITF 06-04 on January 1, 2008 resulting in an increase of $0.1 million in retained earnings and a decrease of $0.1 million in accrued bank owned life insurance.
The Fair Value Option for Financial Assets and Financial Liabilities
     In February 2007, the FASB issued FAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which allows companies to report certain financial assets and liabilities at fair value with the changes in fair value included in earnings. In general, a company may elect the fair value option for an eligible financial asset or financial liability when it first recognizes the instrument on its balance sheet or enters into an eligible firm commitment. A company may also elect the fair value option for eligible items that exist on the effective date of FAS 159. A company’s decision to elect the fair value option for an eligible item is irrevocable. The Corporation did not elect the fair value option for eligible financial assets or financial liabilities.
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
     In February 2008, the FASB issued FASB Staff Position (FSP) 157-2, which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Corporation on January 1, 2009. The Corporation has not yet determined the impact that the adoption of FAS 157, as it pertains to nonfinancial assets and nonfinancial liabilities, will have on its consolidated financial statements.

SECURITIES
     Following is a summary of the fair value of securities available for sale (in thousands):

	June 30,	December 31,
	2008	2007
U.S. Treasury and other U.S. government agencies and corporations	$258,571	$162,839
Mortgage-backed securities of U.S. government agencies	108,066	72,267
States of the U.S. and political subdivisions	70,568	71,490
Corporate debt securities	36,833	46,207

Total debt securities	474,038	352,803
Equity securities	5,702	5,618

	$479,740	$358,421

     Following is a summary of the amortized cost of securities held to maturity (in thousands):

	June 30,	December 31,
	2008	2007
U.S. Treasury and other U.S. government agencies and corporations	$1,006	$11,004
Mortgage-backed securities of U.S. government agencies	686,467	547,046
States of the U.S. and political subdivisions	100,223	102,179
Corporate and other debt securities	6,988	7,324

	$794,684	$667,553

     The Corporation sold $1.3 million of equity securities at a gain of less than $0.1 million for the six months ended June 30, 2008 and sold $2.9 million of equity securities at a gain of $1.0 million for the six months ended June 30, 2007. Additionally, the Corporation recognized a one-time gain of $0.7 million relating to the VISA, Inc. initial public offering during the six months ended June 30, 2008. The Corporation recognized a loss of $0.5 million and $0.1 million during the six months ended June 30, 2008 and 2007, respectively, due to the write-down to market value of equity securities that were deemed to be other-than-temporarily impaired. The Corporation also recognized a gain of $0.1 million relating to $6.6 million of called securities during the six months ended June 30, 2007. None of the security sales or calls were at a loss.
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

     Following are summaries of the age of unrealized losses and the associated fair value (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2008
U.S. Treasury and other U.S. government agencies and corporations	$208,359	$(2,939)	$—	$—	$208,359	$(2,939)
Mortgage-backed securities of U.S. government agencies	40,095	(700)	—	—	40,095	(700)
States of the U.S. and political Subdivisions	50,606	(1,458)	—	—	50,606	(1,458)
Corporate debt securities	28,273	(9,611)	8,560	(3,877)	36,833	(13,488)
Equity securities	1,912	(250)	44	(22)	1,956	(272)

	$329,245	$(14,958)	$8,604	$(3,899)	$337,849	$(18,857)

December 31, 2007
Mortgage-backed securities of U.S. government agencies	$—	$—	$14,673	$(138)	$14,673	$(138)
States of the U.S. and political Subdivisions	23,806	(155)	11,934	(200)	35,740	(355)
Corporate debt securities	34,407	(3,879)	3,568	(451)	37,975	(4,330)
Equity securities	636	(302)	13	(10)	649	(312)

	$58,849	$(4,336)	$30,188	$(799)	$89,037	$(5,135)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2008
Mortgage-backed securities of U.S. government agencies	$386,174	$(8,581)	$12,385	$(833)	$398,559	$(9,414)
States of the U.S. and political Subdivisions	60,483	(984)	40	—	60,523	(984)
Corporate debt securities	4,858	(576)	100	—	4,958	(576)

	$451,515	$(10,141)	$12,525	$(833)	$464,040	$(10,974)

December 31, 2007
Mortgage-backed securities of U.S. government agencies	$47,051	$(432)	$280,433	$(3,433)	$327,484	$(3,865)
States of the U.S. and political Subdivisions	1,030	—	37,206	(134)	38,236	(134)
Corporate debt securities	5,726	(101)	120	—	5,846	(101)

	$53,807	$(533)	$317,759	$(3,567)	$371,566	$(4,100)

     As of June 30, 2008, securities with unrealized losses for less than 12 months include 17 investments in U.S. Treasury and other U.S. government agencies and corporations, 73 investments in mortgage-backed securities of U.S. government agencies, 131 investments in states of the U.S. and political subdivision securities, 24 investments in corporate debt securities and 17 investments in equity securities. As of June 30, 2008, securities with unrealized losses of greater than 12 months include 3 investments in mortgage-backed securities of U.S. government agencies, 1 investment in states of the U.S. and political subdivision securities, 5 investments in corporate debt securities and 1 investment in equity securities. The Corporation has concluded that it has both the intent and ability to hold these securities for the time necessary to recover the amortized cost or until maturity.

     As of June 30, 2008, management does not believe any unrealized loss individually or in the aggregate represents an other-than-temporary impairment. The unrealized losses at June 30, 2008 were primarily interest rate-related.
BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	June 30,	December 31,
	2008	2007
Securities sold under repurchase agreements	$372,775	$276,552
Federal funds purchased	20,000	60,000
Subordinated notes	117,654	112,779
Other short-term borrowings	316	492

	$510,745	$449,823

     Following is a summary of long-term debt (in thousands):

	June 30,	December 31,
	2008	2007
Federal Home Loan Bank advances	$450,646	$427,099
Subordinated notes	53,777	53,404
Convertible debt	613	658
Other long-term debt	208	205

	$505,244	$481,366

     The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $1.9 billion, of which $450.6 million was used as of June 30, 2008. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 2.12% to 5.75% for the six months ended June 30, 2008 and 2.79% to 5.75% for the year ended December 31, 2007.
JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS
     The Corporation has four unconsolidated subsidiary trusts (collectively, the Trusts), F.N.B. Statutory Trust I , F.N.B. Statutory Trust II, Omega Financial Capital Trust and Sun Bancorp Statutory Trust I, of which 100% of the common equity of each is owned by the Corporation. The Trusts are not consolidated because the Corporation is not the primary beneficiary, as evaluated under FAS Interpretation (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (trust preferred securities) to third-party investors. The proceeds from the sale of trust preferred securities and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust and Sun Bancorp Statutory Trust I were acquired as a result of the Omega acquisition.
     Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the Federal Reserve System guidelines subject to certain limitations beginning March 31, 2009. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the trust preferred securities subject to the terms of each of the guarantees.

     The following table provides information relating to the Trusts as of June 30, 2008 (dollars in thousands):

	F.N.B.	F.N.B.		Sun Bancorp
	Statutory	Statutory	Omega Financial	Statutory
	Trust I	Trust II	Capital Trust	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,742	18,950
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	8.08%	7.17%	5.98%	10.20%
	variable; LIBOR plus 325 basis points	fixed until 6/15/11; then LIBOR plus 165 basis points	fixed until 10/09; then LIBOR plus 219 basis points
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
     The Corporation’s interest rate swap program for commercial loans provides the customer with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps under this program totalled $129.2 million as of June 30, 2008.
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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	June 30,	December 31,
	2008	2007
Commitments to extend credit	$1,288,210	$938,277
Standby letters of credit	94,201	76,708
     At June 30, 2008, funding of approximately 76.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income — basic earnings per share	$14,505	$17,622	$30,996	$34,992
Interest expense on convertible debt	5	6	10	12

Net income after assumed conversion – diluted earnings per share	$14,510	$17,628	$31,006	$35,004

Basic weighted average common shares outstanding	85,632,970	60,127,296	72,926,385	60,116,221
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	420,724	493,937	396,243	510,896

Diluted weighted average common shares outstanding	86,053,694	60,621,233	73,322,628	60,627,117

Basic earnings per share	$0.17	$0.29	$0.43	$0.58

Diluted earnings per share	$0.17	$0.29	$.042	$0.58

STOCK INCENTIVE PLANS
Restricted Stock
     The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the six months ended June 30, 2008, the Corporation issued 245,255 restricted stock awards with a weighted average grant date fair value of $3.3 million. The Corporation did not issue any restricted stock awards for the six months ended June 30, 2007. The Corporation has available up to 2,998,010 shares of common stock to issue under these Plans.
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
     Share-based compensation expense related to restricted stock awards was $1.3 million and $0.7 million for the six months ended June 30, 2008 and 2007, the tax benefit of which was $0.5 million and $0.2 million, respectively.
     The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	387,064	$17.59	302,264	$18.54
Granted	245,255	13.51	—	—
Vested	(114,675)	18.58	(54,448)	18.56
Forfeited	(27,441)	14.67	(531)	16.46
Dividend reinvestment	18,095	14.31	6,911	16.96

Unvested awards outstanding at end of period	508,298	15.44	254,196	18.50

     The total fair value of awards vested was $1.5 million and $1.0 million for the six months ended June 30, 2008 and 2007, respectively.
     As of June 30, 2008, there was $4.5 million of unrecognized compensation cost related to unvested restricted stock awards including $0.4 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R, Share-Based Payment, on January 1, 2006. The components of the restricted stock awards as of June 30, 2008 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	198,556	309,742	508,298
Unrecognized compensation expense	$1,617	$2,913	$4,530
Intrinsic value	$2,339	$3,649	$5,988
Weighted average remaining life (in years)	2.36	2.81	2.63

Stock Options
     There were no stock options granted during the six months ended June 30, 2008 or 2007. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 54,317 and 168,850 for the six months ended June 30, 2008 and 2007, respectively.
     The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,139,845	$11.75	1,450,225	$11.69
Assumed in acquisition	798,371	16.49	—	—
Exercised	(54,320)	11.87	(174,684)	11.74
Forfeited	(55,054)	19.02	—	—

Options outstanding and exercisable at end of period	1,828,842	13.60	1,275,541	11.69

     The intrinsic value of outstanding and exercisable stock options at June 30, 2008 was $0.
Warrants
     The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with a previous acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of June 30, 2008, warrants to purchase 53,559 shares of common stock remain outstanding.
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

     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$792	$849	$1,584	$1,698
Interest cost	1,648	1,544	3,296	3,088
Expected return on plan assets	(2,186)	(2,143)	(4,372)	(4,286)
Amortization:
Unrecognized net transition asset	(23)	(23)	(46)	(46)
Unrecognized prior service (credit) cost	(273)	(272)	(546)	(544)
Unrecognized loss	184	215	368	430

Net periodic pension benefit cost	$142	$170	$284	$340

     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. As an offset to the decrease in RIP benefits, beginning with 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $2.0 million and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.
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
     The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service cost	$15	$14	$30	$28
Interest cost	28	33	56	66
Amortization:
Unrecognized prior service credit	—	(421)	—	(842)
Unrecognized net transition asset	1	—	2	—

Net periodic postretirement benefit cost	$44	$(374)	$88	$(748)

     The net periodic postretirement benefit cost increased for the six months ended June 30, 2008 compared to the same period in 2007 due to the unrecognized service credit resulting from the postretirement plan amendment effective January 1, 2007 being fully amortized in 2007.

COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$14,505	$17,622	$30,996	$34,992
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	(8,199)	(2,031)	(9,780)	(2,452)
Less: reclassification adjustment for losses (gains) included in net income	265	(198)	(219)	(679)
Unrealized (loss) gain on swap	—	(69)	(128)	(295)
Pension and postretirement amortization	(72)	(326)	(148)	(652)

Other comprehensive (loss) income	(8,006)	(2,624)	(10,275)	(4,078)

Comprehensive income	$6,499	$14,998	$20,721	$30,914

     The amount of the reclassification adjustment for losses (gains) included in net income differs from the amount shown in the consolidated statement of income because it does not include gains or losses realized on securities that were purchased and then sold during 2008.
     The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

June 30	2008	2007
Unrealized (losses) gains on securities	$(10,620)	$(508)
Unrealized gain on swap	—	678
Unrecognized pension and postretirement obligations	(6,393)	(5,794)

Accumulated other comprehensive income (loss)	$(17,013)	$(5,624)

CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Six Months Ended June 30	2008	2007
Interest paid on deposits and other borrowings	$75,011	$86,791
Income taxes paid	13,500	13,282
Transfers of loans to other real estate owned	3,673	1,297
Transfers of other real estate owned to loans	391	18
     Supplemental non-cash information relating to the Corporation’s acquisition of Omega is included in the Mergers and Acquisitions section of this Report.

BUSINESS SEGMENTS
     The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment provides services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals and purchasing installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
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

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended June 30, 2008
Interest income	$96,809	$13	$137	$7,853	$485	$105,297
Interest expense	35,360	1	—	1,355	3,024	39,740
Net interest income	61,449	12	137	6,498	(2,539)	65,557
Provision for loan losses	9,123	—	—	1,394	459	10,976
Non-interest income	19,491	5,933	3,580	517	(2,065)	27,456
Non-interest expense	49,530	3,995	2,986	3,858	426	60,795
Intangible amortization	999	90	130	—	—	1,219
Income tax expense (benefit)	6,040	660	221	636	(2,039)	5,518
Net income (loss)	15,248	1,200	380	1,127	(3,450)	14,505
Total assets	7,901,578	18,913	26,035	157,679	(8,325)	8,095,880
Total intangibles	497,503	12,907	13,178	1,809	—	525,397

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended June 30, 2007
Interest income	$84,211	$29	$117	$7,842	$(579)	$91,620
Interest expense	39,424	3	—	1,596	2,248	43,271
Net interest income	44,787	26	117	6,246	(2,827)	48,349
Provision for loan losses	996	—	—	842	—	1,838
Non-interest income	14,033	4,093	2,730	495	(976)	20,375
Non-interest expense	31,894	2,966	2,471	3,508	(120)	40,719
Intangible amortization	985	6	112	—	—	1,103
Income tax expense (benefit)	7,441	410	102	855	(1,366)	7,442
Net income (loss)	17,504	737	162	1,536	(2,317)	17,622
Total assets	5,891,808	6,688	24,024	153,387	(14,658)	6,061,249
Total intangibles	249,589	1,265	11,102	1,809	—	263,765

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Six Months Ended June 30, 2008
Interest income	$177,477	$31	$242	$15,706	$366	$193,822
Interest expense	70,883	3	—	2,864	5,550	79,300
Net interest income	106,594	28	242	12,842	(5,184)	114,522
Provision for loan losses	11,653	—	—	2,447	459	14,559
Non-interest income	34,983	9,938	6,942	1,142	(3,381)	49,624
Non-interest expense	83,787	7,057	5,632	7,442	167	104,085
Intangible amortization	1,955	96	241	—	—	2,292
Income tax expense (benefit)	12,678	999	479	1,472	(3,414)	12,214
Net income (loss)	31,504	1,814	832	2,623	(5,777)	30,996
Total assets	7,901,578	18,913	26,035	157,679	(8,325)	8,095,880
Total intangibles	497,503	12,907	13,178	1,809	—	525,397

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Six Months Ended June 30, 2007
Interest income	$167,425	$65	$246	$15,614	$(1,243)	$182,107
Interest expense	78,199	5	—	3,179	4,455	85,838
Net interest income	89,226	60	246	12,435	(5,698)	96,269
Provision for loan losses	1,867	—	—	1,818	—	3,685
Non-interest income	27,611	7,798	6,420	1,072	(1,610)	41,291
Non-interest expense	63,794	5,817	4,967	7,351	(417)	81,512
Intangible amortization	1,970	13	223	—	—	2,206
Income tax expense (benefit)	14,919	724	535	1,557	(2,570)	15,165
Net income (loss)	34,287	1,304	941	2,781	(4,321)	34,992
Total assets	5,891,808	6,688	24,024	153,387	(14,658)	6,061,249
Total intangibles	249,589	1,265	11,102	1,809	—	263,765

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
     Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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

     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
Securities available for sale	$1,832	$477,445	$463	$479,740
Other assets (interest rate swaps)	—	3,240	—	3,240

	$1,832	$480,685	$463	$482,980

Liabilities measured at fair value:
Other liabilities (Interest rate swaps)	—	$3,227	—	$3,227

	—	$3,227	—	$3,227

     The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

Balance at December 31, 2007	$14,338
Total gains (losses) – realized/unrealized:
Included in earnings	—
Included in other comprehensive income	(1,755)
Purchases, issuances and settlements	267
Transfers in and/or (out) of Level 3	(12,387)

Balance at June 30, 2008	$463

     The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value during the quarter in which the changes occur.
     At March 31, 2008, there were approximately $12.4 million of trust preferred securities transferred from Level 3 to Level 2. These securities were classified as Level 2 because all significant assumptions in their valuation at March 31, 2008 were observable and continue to be observable at June 30, 2008. Valuations at December 31, 2007 used significant unobservable assumptions. These unobservable assumptions reflected the Corporation’s own estimates of assumptions that market participants would use in pricing the securities.
     In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis during the first six months of 2008 that were still held in the balance sheet at June 30, 2008, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

					Total
					Losses for
					the Six
					Months
	Fair Value at June 30, 2008				Ended June
	Level 1	Level 2	Level 3	Total	30, 2008
Impaired loans	$—	$7,435	$9,994	$17,429	$6,098
Other real estate owned	—	1,010	—	1,010	356

					$6,454

     Impaired loans with a carrying amount of $20.7 million were written down to $14.6 million through the allowance for loan losses (fair value of $17.4 million less estimated costs to sell of $2.8 million), resulting in a loss of $6.1 million, which was included in the provision for loan losses for the six months ended June 30, 2008.
     OREO with a carrying amount of $1.3 million were written down to $0.9 million (fair value of $1.0 million less $0.1 million estimated costs to sell), resulting in a loss of $0.4 million, which was included in earnings for the six months ended June 30, 2008.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of June 30, 2008, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2008 and 2007 and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
August 6, 2008

PART I.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three and six months ended June 30, 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
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
OVERVIEW
     The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio, Florida and Tennessee. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
     The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company (Regency), F.N.B. Capital Corporation, LLC and Bank Capital Services. On April 1, 2008, the Corporation completed its acquisition of Omega Financial Corporation (Omega), a diversified financial services company with $1.8 billion in assets based in State College, Pennsylvania.
RESULTS OF OPERATIONS
Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007
     Net income for the six months ended June 30, 2008 was $31.0 million or $0.42 per diluted share, compared to net income for the same period of 2007 of $35.0 million or $0.58 per diluted share. The Corporation’s return on average equity was 8.43%, return on average tangible equity (which is calculated by dividing net income less amortization of intangibles by average equity less average intangibles) was 18.30%, return on average assets was 0.88% and return on average tangible assets (which is calculated by dividing net income less amortization of intangibles by average assets less average intangibles) was 0.98% for the six months ended June 30, 2008, compared to 13.09%, 26.80%, 1.17% and 1.28%, respectively, for the same period in 2007.

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$3,923	$61	3.14%	$1,379	$30	4.38%
Federal funds sold	22,240	233	2.07	19,230	503	5.20
Taxable investment securities (1)	945,313	22,945	4.84	874,488	21,968	5.01
Non-taxable investment securities (2)	177,809	4,917	5.53	162,503	4,278	5.26
Loans (2) (3)	5,001,312	168,537	6.77	4,256,978	157,615	7.46

Total interest earning assets (2)	6,150,597	196,693	6.42	5,314,578	184,394	6.98

Cash and due from banks	129,063			113,337
Allowance for loan losses	(60,819)			(52,495)
Premises and equipment	95,490			85,316
Other assets	732,334			555,261

	$7,046,665			$6,015,997

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,670,006	12,921	1.56	$1,395,794	17,995	2.60
Savings	683,190	3,532	1.04	598,918	4,967	1.67
Certificates and other time	1,982,789	39,358	3.99	1,757,223	38,613	4.43
Treasury management accounts	330,530	4,156	2.49	255,165	5,957	4.64
Other short-term borrowings	149,356	2,875	3.81	129,055	3,229	4.98
Long-term debt	498,747	10,658	4.30	484,005	9,625	4.01
Junior subordinated debt	178,419	5,800	6.54	151,031	5,452	7.28

Total interest bearing liabilities (2)	5,493,037	79,300	2.90	4,771,191	85,838	3.62

Non-interest bearing demand	736,559			633,577
Other liabilities	77,705			72,032

	6,307,301			5,476,800

Stockholders’ equity	739,364			539,197

	$7,046,665			$6,015,997

Excess of interest earning assets over interest bearing liabilities	$657,560			$543,387

Fully tax-equivalent net interest income		117,393			98,556

Net interest spread			3.52%			3.36%

Net interest margin (2)			3.83%			3.73%

Tax-equivalent adjustment		2,871			2,287

Net interest income		$114,522			$96,269

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities, federal funds sold and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, treasury management accounts, short- and long-term borrowings and junior subordinated debt). For the six months ended June 30, 2008, net interest income, which comprised 69.8% of net revenue (net interest income plus non-interest income) as compared to 70.0% for the same period in 2007, was affected by the Omega acquisition, the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, was $117.4 million for the six months ended June 30, 2008 and $98.6 million for the six months ended June 30, 2007. Average earning assets increased $836.0 million or 15.7% and average interest bearing liabilities increased $721.8 million or 15.1% from the same period in 2007. The Corporation’s net interest margin improved to 3.83% for the first six months in 2008 from 3.73% for the same period in 2007. Lower yields on interest earning assets were more than offset by lower rates paid on interest bearing liabilities. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$42	$(11)	$31
Federal funds sold	69	(339)	(270)
Securities	2,154	(538)	1,616
Loans	26,571	(15,649)	10,922

	28,836	(16,537)	12,299

Interest Expense
Deposits:
Interest bearing demand	3,088	(8,162)	(5,074)
Savings	526	(1,961)	(1,435)
Certificates and other time	4,735	(3,990)	745
Treasury management accounts	1,460	(3,261)	(1,801)
Other short-term borrowings	421	(775)	(354)
Long-term debt	308	725	1,033
Junior subordinated debt	935	(587)	348

	11,473	(18,011)	(6,538)

Net Change	$17,363	$1,474	$18,837

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on an FTE basis, of $196.7 million for the six months ended June 30, 2008 increased by $12.3 million or 6.7% from the same period of 2007. Average interest earning assets of $6.2 billion for the first six months of 2008 grew $836.0 million or 15.7% from the same period of 2007 primarily driven by the Omega acquisition which added $1.1 billion on April 1, 2008. The yield on interest earning assets decreased 56 basis points to 6.42% for the first six months of 2008 reflecting changes in interest rates.
     Interest expense of $79.3 million for the six months ended June 30, 2008 decreased by $6.5 million or 7.6% from the same period of 2007. The rate paid on interest bearing liabilities decreased 72 basis points to 2.90% during the first six months of 2008 reflecting changes in interest rates. Average interest bearing liabilities increased $721.8 million or 15.1% to average $5.5 billion for the first six months of 2008. This growth was primarily attributable to the Omega acquisition, which added $1.2 billion in interest bearing liabilities, with $1.3 billion in total deposits. On an organic basis, total deposits increased 1.5% compared to the first six months of 2007.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $14.6 million for the six months ended June 30, 2008 increased $10.9 million or 295.1% from the same period of 2007. This increase reflects a second quarter provision for loan losses of $11.0 million, which includes $5.4 million related to the Corporation’s Florida loan portfolio and $1.0 million related to loans acquired in the Omega transaction. Of the total $5.4 million additional provision relating to the Florida portfolio, $2.2 million is related to one construction project in which the Corporation is a participant, and the other $3.2 million was allocated across the remaining Florida portfolio in recognition of a forecasted prolonged economic recovery. The provision for Omega relates to aligning the former Omega reserve methodology with that of the Corporation. During the first six months of 2008, net charge-offs totaled $7.1 million or 0.29% (annualized) as a percentage of average loans compared to $5.0 million or 0.24% (annualized) as a percentage of average loans for the same period of 2007. The ratio of non-performing loans to total loans was 1.10% at June 30, 2008 compared to 0.56% at June 30, 2007 and the ratio of non-performing assets to total loans plus OREO was 1.27% and 0.68%, respectively, for those same periods. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $49.6 million for the six months ended June 30, 2008 increased $8.3 million or 20.2% from the same period of 2007. This increase resulted primarily from increases in all major fee businesses combined with increases in bank owned life insurance and other non-interest income.
     Service charges on loans and deposits of $25.0 million for the first six months of 2008 increased $5.2 million or 26.3% from the same period of 2007 primarily as a result of the Omega acquisition combined with higher volume.
     Insurance commissions and fees of $8.1 million for the first six months of 2008 increased $0.5 million or 6.0% from the same period of 2007 primarily due to the Omega acquisition partially offset by a decrease in contingent fee income.
     Securities commissions and fees of $2.6 million for the first six months of 2008 increased $0.7 million or 23.7% compared to the same period of 2007 primarily due to the Omega acquisition and an increase in annuity revenue due to the declining interest rate environment.
     Trust fees of $5.8 million for the first six months of 2008 increased $1.5 million or 35.5% compared to the same period of 2007 due to the Omega acquisition combined with increases in estate accounts.
     Gain on sale of securities of $0.8 million for the first six months of 2008 decreased $0.4 million or 31.2% compared to the same period of 2007. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities since the Corporation’s cost basis in Visa is zero.
     Impairment loss on equity securities of $0.5 million for the first six months of 2008 increased $0.4 million compared to the same period of 2007 as a result of the write-down to market value of three bank stock investments for the first six months of 2008 and one bank stock investment for the same period of 2007.
     Gain on sale of mortgage loans of $1.1 million for the first six months of 2008 increased $0.3 million or 35.1% from the same period of 2007 due to higher volume and better prices on mortgage sales in 2008 partially offset by a loss on the sale of student loans during the first six months of 2007.

     Income from bank owned life insurance of $2.9 million for the first six months of 2008 increased $0.9 million or 44.9% from the same period of 2007. This increase was primarily attributable to the Omega acquisition combined with increases in crediting rates paid on the insurance policies.
     Other non-interest income of $2.9 million for the first six months of 2008 remained constant compared to the same period of 2007. Other non-interest income for the first six months of 2008 includes a $0.4 million loss related to a market decline in the Corporation’s investment in a limited partnership that invests in bank stocks.
Non-Interest Expense
     Total non-interest expense of $106.4 million for the first six months of 2008 increased $22.7 million or 27.1% from the same period of 2007. This increase resulted from increases in all non-interest expense categories due to the Omega acquisition.
     Salaries and employee benefits of $57.6 million for the first six months of 2008 increased $13.8 million or 3.2% from the same period of 2007. This increase was attributable to the Omega acquisition combined with normal annual compensation and benefit increases combined with additional costs associated with the transition of the Corporation’s senior leadership and higher accrued expense for the Corporation’s long-term restricted stock program. The Corporation also recorded $1.1 million relating to the retirement of an executive during the second quarter of 2008. Additionally, the first six months of 2007 included a credit of $0.8 million relating to the restructuring of the postretirement benefit plan.
     Combined net occupancy and equipment expense of $16.1 million for the first six months of 2008 increased $1.9 million or 13.7% from the same period of 2007 primarily the result of the Omega acquisition.
     Amortization of intangibles expense of $2.2 million for the first six months of 2008 increased slightly from $2.2 million for the same period of 2007 due to higher intangible balances resulting from the Omega acquisition.
     Other non-interest expenses of $30.5 million for the first six months of 2008 increased $6.8 million or 28.8% from the same period of 2007. The increase was primarily due to the Omega acquisition. The Corporation recorded $3.6 million during the second quarter in merger-related costs associated with the Omega acquisition.
Income Taxes
     The Corporation’s income tax expense of $12.2 million for the six months ended June 30, 2008 decreased by $3.0 million from the same period in 2007. Income taxes and the effective tax rate for the six months ended June 30, 2008 were favorably impacted by $0.2 million due to the resolution of a previously uncertain tax position. The effective tax rate was 28.3% for the six months ended June 30, 2008 and 30.2% for the same period in the prior year. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007
     Net income for the three months ended June 30, 2008 was $14.5 million or $0.17 per diluted share, compared to net income for the same period of 2007 of $17.6 million or $0.29 per diluted share. The Corporation’s return on average equity was 6.26%, return on average tangible equity (which is calculated by dividing net income less amortization of intangibles by average equity less average intangibles) was 14.34%, return on average assets was 0.73% and return on average tangible assets (which is calculated by dividing net income less amortization of intangibles by average assets less average intangibles) was 0.82% for the three months ended June 30, 2008, compared to 13.11%, 26.81%, 1.17% and 1.28%, respectively, for the same period in 2007.

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended June 30
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$6,406	$50	3.16%	$1,151	$13	4.42%
Federal funds sold	44,183	231	2.07	33,864	445	5.21
Taxable investment securities (1)	1,062,709	12,504	4.70	866,249	10,937	5.03
Non-taxable investment securities (2)	175,953	2,485	5.65	164,481	2,166	5.27
Loans (2) (3)	5,594,922	91,633	6.58	4,258,872	79,229	7.46

Total interest earning assets (2)	6,884,173	106,903	6.24	5,324,617	92,790	6.98

Cash and due from banks	152,222			112,490
Allowance for loan losses	(68,308)			(52,138)
Premises and equipment	110,341			84,767
Other assets	910,743			555,258

	$7,989,171			$6,024,994

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,880,726	6,029	1.29	$1,428,529	9,351	2.63
Savings	779,431	1,679	0.87	594,948	2,454	1.65
Certificates and other time	2,223,657	20,511	3.71	1,751,875	19,524	4.47
Treasury management accounts	367,502	1,860	2.00	252,776	2,970	4.65
Other short-term borrowings	127,630	1,164	3.61	119,320	1,488	4.94
Long-term debt	520,579	5,436	4.20	470,215	4,745	4.05
Junior subordinated debt	205,806	3,061	5.98	151,031	2,739	7.27

Total interest bearing liabilities (2)	6,105,331	39,740	2.61	4,768,694	43,271	3.63

Non-interest bearing demand	870,592			644,980
Other liabilities	80,718			72,316

	7,056,641			5,485,990

Stockholders’ equity	932,530			539,004

	$7,989,171			$6,024,994

Excess of interest earning assets over interest bearing liabilities	$778,842			$555,923

Fully tax-equivalent net interest income		67,163			49,519

Net interest spread			3.62%			3.35%

Net interest margin (2)			3.92%			3.73%

Tax-equivalent adjustment		1,606			1,170

Net interest income		$65,557			$48,349

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     For the three months ended June 30, 2008, net interest income, which comprised 70.5% of net revenue as compared to 70.4% for the same period in 2007, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, was $67.2 million for the three months ended June 30, 2008 and $49.5 million for the three months ended June 30, 2007. Average earning assets increased $1.6 billion or 29.3% and average interest bearing liabilities increased $1.3 billion or 28.0% from the same period in 2007. Approximately 16 basis points of this increase were realized through the merger with Omega. The Corporation’s net interest margin was 3.92% for the second quarter of 2008 and 3.73% for the second quarter of 2007. Lower yields on interest earning assets were more than offset by lower rates paid on interest bearing liabilities. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$42	$(5)	$37
Federal funds sold	105	(319)	(214)
Securities	2,516	(630)	1,886
Loans	22,766	(10,362)	12,404

	25,429	(11,316)	14,113

Interest Expense
Deposits:
Interest bearing demand	2,366	(5,688)	(3,322)
Savings	410	(1,185)	(775)
Certificates and other time	4,667	(3,680)	987
Treasury management accounts	983	(2,093)	(1,110)
Other short-term borrowings	93	(417)	(324)
Long-term debt	510	181	691
Junior subordinated debt	868	(546)	322

	9,897	(13,428)	(3,531)

Net Change	$15,532	$2,112	$17,644

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on an FTE basis, of $106.9 million for the three months ended June 30, 2008 increased by $14.1 million or 15.2% from the same period of 2007. Average interest earning assets of $6.9 billion for the second quarter of 2008 grew $1.6 billion or 29.3% from the same period of 2007 primarily as a result of the Omega acquisition. The yield on interest earning assets decreased 74 basis points to 6.24% for the second quarter of 2008 reflecting changes in interest rates.
     Interest expense of $39.7 million for the three months ended June 30, 2008 decreased by $3.5 million or 8.2% from the same period of 2007. This decrease was primarily attributable to a decrease of 102 basis points in the Corporation’s cost of funds to 2.61% during the second quarter of 2008 reflecting changes in interest rates. Also, average interest bearing liabilities increased $1.3 billion or 28.0% to $6.1 billion for the second quarter of 2008. This growth was primarily attributable to the Omega acquisition.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $11.0 million for the three months ended June 30, 2008 increased $9.1 million or 497.2% from the same period of 2007. The increase in the provision for loan losses includes $5.4 million related to the Corporation’s Florida loan portfolio and $1.0 million related to loans acquired in the Omega transaction. Of the total $5.4 million provision relating to the Florida portfolio, $2.2 million is related to one construction project in which the Corporation is a participant, and the other $3.2 million was allocated across the remaining Florida portfolio in recognition of a forecasted prolonged economic recovery. The provision for Omega relates to aligning the former Omega reserve methodology with that of the Corporation. During the second quarter of 2008, net charge-offs totaled $4.1 million or 0.30% (annualized) as a percentage of average loans compared to $2.6 million or 0.24% (annualized) as a percentage of average loans for the same period of 2007. The ratio of non-performing loans to total loans was 1.10% at June 30, 2008 compared to 0.56% at June 30, 2007 and the ratio of non-performing assets to total loans plus OREO was 1.27% and 0.68%, respectively, for those same periods. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $27.5 million for the three months ended June 30, 2008 increased $7.1 million or 34.8% from the same period of 2007. This increase resulted primarily from increases in all major fee businesses combined with a increases in bank owned life insurance and other non-interest income.
     Service charges on loans and deposits of $14.9 million for the second quarter of 2008 increased $4.6 million or 45.5% from the same period of 2007 primarily as a result of the Omega acquisition combined with higher NSF fees and check card fees.
     Insurance commissions and fees of $4.2 million for the second quarter of 2008 increased $1.0 million or 29.5% from the same period of 2007 primarily due to the Omega acquisition and higher contingent fee income, which is primarily recognized during the first quarter.
     Securities commissions and fees of $2.1 million for the second quarter of 2008 increased $0.4 million or 27.2% compared to the same period of 2007 primarily due to the Omega acquisition and favorable annuity sales due the the declining interest rate environment.
     Trust fees of $3.6 million for the second quarter of 2008 increased $1.5 million or 68.8% compared to the same period of 2007 due to the Omega acquisition combined with increased estate revenues and assets under management.
     Gain on sale of securities of $0 decreased $0.4 million or 90.1% compared to the same period of 2007 as management sold fewer equity securities during the second quarter of 2008 due to unfavorable market prices for the bank stock portfolio.
     Impairment loss on equity securities of $0.5 million for the second quarter of 2008 increased $0.4 million or 310.8% compared to the same period of 2007 as a result of the write-down to market value of two bank stock investments for the second quarter of 2008 and one bank stock investment for the same period of 2007.
     Gain on sale of mortgage loans of $0.5 million for the second quarter of 2008 increased $0.2 million or 47.6% from the same period of 2007 due to higher volume and better prices on mortgage sales in 2008 partially offset by a loss on the sale of student loans during the second quarter of 2007.
     Income from bank owned life insurance of $1.7 million for the second quarter of 2008 increased $0.7 million or 69.7% from the same period of 2007. This increase was primarily attributable to the Omega acquisition combined with increases in crediting rates paid on the insurance policies.

     Other non-interest income of $0.9 million for the second quarter of 2008 decreased $0.6 million or 40.0% compared to the same period of 2007 primarily due to a loss of $0.4 million related to a market decline in the Corporation’s investment in a limited partnership that invests in bank stocks.
Non-Interest Expense
     Total non-interest expense of $62.0 million for the second quarter of 2008 increased $20.2 million or 48.3% from the same period of 2007. This increase resulted in increases in all non-interest expense categories due to the Omega acquisition.
     Salaries and employee benefits of $32.3 million for the second quarter of 2008 increased $10.8 million or 50.5% from the same period of 2007. This increase was attributable to the Omega acquisition and normal annual compensation and benefit increases combined with additional costs associated with the transition of the Corporation’s senior leadership and higher accrued expense for the Corporation’s long-term restricted stock program. The Corporation also recorded $1.1 million relating to the retirement of an executive during the second quarter of 2008.
     Combined net occupancy and equipment expense of $9.1 million for the second quarter of 2008 increased $2.2 million or 31.1% from the same period of 2007 primarily the result of the Omega acquisition.
     Amortization of intangibles expense of $1.2 for the second quarter of 2008 increased slightly from $1.1 million for the same period of 2007 due to higher intangible balances resulting from the Omega acquisition.
     Other non-interest expenses of $19.3 million for the second quarter of 2008 increased $7.1 million or 57.5% from the same period of 2007. The increase was primarily due to the Omega acquisition. The Corporation recorded $3.6 million during the second quarter in merger-related costs associated with the Omega acquisition.
Income Taxes
     The Corporation’s income tax expense of $5.5 million for the three months ended June 30, 2008 decreased by $2.2 million from the same period in 2007. The effective tax rate was 27.6% for the three months ended June 30, 2008 and 29.7% for the same period in the prior year. The decrease in the effective tax rate is primarily due to Omega’s low-income tax credits. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
     The Corporation generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. The Corporation continues to originate mortgage loans, most of which are sold in the secondary market. Mortgage loan originations totaled $100.7 million and $87.1 million for the six months ended June 30, 2008 and 2007, respectively. Proceeds from the sale of mortgage loans totaled $61.4 million and $55.8 million for the six months ended June 30, 2008 and 2007, respectively. Liquidity sources from liabilities are generated primarily through deposits. As of June 30, 2008 and December 31, 2007, deposits represented 72.6% and 72.2% of total assets, respectively. In addition, the Corporation offers repurchase agreements through its treasury management services, which as of June 30, 2008 and December 31, 2007, represented 4.6% and 4.5% of total assets, respectively.

     The Corporation also has substantial access to reliable and cost-effective wholesale sources of liquidity. These funds can be acquired quickly to help fund normal business operations as well as serve as contingency funding in the unlikely event that the Corporation would be faced with a liquidity crisis. As of June 30, 2008 and December 31, 2007, the Corporation had unused wholesale availability of $2.1 billion or 26.2% of total assets and $1.9 billion or 31.2% of total assets, respectively. These sources include the availability to borrow from the FHLB, the Federal Reserve Bank and bank lines. If needed, the Corporation could also access funding in the capital markets. As of June 30, 2008, outstanding advances from the FHLB were $450.6 million or 5.6% of total assets. As of December 31, 2007, outstanding FHLB advances were $427.1 million or 7.0% of total assets.
     The principal source of the parent company’s cash flow is dividends from its subsidiaries. These dividends may be impacted by the parent’s or the subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. The parent also may draw on approved lines of credit of $90.0 million with several major domestic banks, which were unused as of June 30, 2008. In addition, the Corporation also issues subordinated notes on a regular basis.
     The Corporation periodically repurchases shares of its common stock for re-issuance under various employee benefit plans and the Corporation’s dividend reinvestment plan. During the six months ended June 30, 2008, the Corporation did not purchase any shares of its common stock in the open market, however, it paid $0.1 million upon the re-issuance of 2,350 shares, as a result of the net share election for the payment of taxes due to the vesting of restricted stock. For the same period of 2007, the Corporation purchased 335,000 shares of its common stock totaling $5.8 million and received $4.8 million as a result of re-issuance of 339,130 shares.
     The ALCO regularly monitors various liquidity ratios and forecasts of cash position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.
MARKET RISK
     Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is primarily exposed to interest rate risk inherent in its lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, the Corporation offers an extensive variety of financial products to meet the diverse needs of its customers. These products sometimes contribute to interest rate risk for the Corporation when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans.
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
     Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. The Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios. Reviewing these various measures provides the Corporation with a comprehensive view of its interest rate profile.
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
     The following table presents the amounts of IEA and IBL as of June 30, 2008 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,539,115	$365,192	$425,482	$621,551	$2,951,340
Investments	48,420	82,354	87,915	255,226	473,915

	1,587,535	447,546	513,397	876,777	3,425,255

Interest Bearing Liabilities (IBL)
Non-maturity deposits	856,226	323,763	—	—	1,179,989
Time deposits	126,741	324,129	481,571	490,466	1,422,907
Borrowings	524,030	24,061	19,584	69,981	637,656

	1,506,997	671,953	501,155	560,447	3,240,552

Period Gap	$80,538	$(224,407)	$12,242	$316,330	$184,703

Cumulative Gap	$80,538	$(143,869)	$(131,627)	$184,703

IEA/IBL (Cumulative)	1.05	0.93	0.95	1.06

Cumulative Gap to IEA	1.17%	(2.08)%	(1.90)%	2.67%

     The cumulative twelve-month IEA to IBL ratio changed to 1.06 for June 30, 2008 from 1.03 for December 31, 2007.
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
     The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of June 30, 2008.

     The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	June 30,	December 31,	ALCO
	2008	2007	Guidelines
Net interest income change (12 months):
+ 200 basis points	(1.4)%	(2.0)%	+/-5.0%
+ 100 basis points	(0.2)%	(0.5)%	+/-5.0%
- 100 basis points	(1.9)%	(1.7)%	+/-5.0%
- 200 basis points	(7.0)%	(4.7)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(3.2)%	(4.9)%	—
+ 100 basis points	(0.6)%	(1.5)%	—
- 100 basis points	(2.9)%	(3.3)%	—
- 200 basis points	(7.5)%	(9.7)%	—
     The Corporation’s overall level of interest rate risk is considered to be relatively low and stable. This is evidenced by a stable net interest margin despite the recent market rate volatility. The Corporation has a relatively neutral interest rate risk position.
     The Corporation also has various asset categories with call options, which grant option holders the right to prepay when rates decline. The extreme nature of rate shock scenarios triggers a high level of asset prepayments, causing net interest income and EVE to decrease under lower rate shock scenarios. The yield curve continued to decline and steepen during the first half of 2008. This was primarily the result of the economic weakness caused by the subprime mortgage crisis. Applying the down rate shocks to these lower interest rates as of June 30, 2008 caused higher asset prepayments for the measurement period. For example, the -200 basis points rate shock reduces the 3-month Treasury and the 10-year Treasury to 0.25% and 2.00%, respectively. Further, spreads on assets are assumed to be static for all rate scenarios. A widening of spreads, which is typical in lower rate environments, would slow asset prepayments. In addition, taking short-term rates to such low levels constrains deposit rate reductions as various rates reach assumed floor levels. The Board Risk Committee deems the -200 rate shock scenario to be improbable and approved that no immediate actions were necessary to address the policy exception caused by that rate scenario. The ALCO will continue to manage its exposure to asset prepayment risk in a gradual manner. With the increased economic weakness and lower rates, loan customers typically prefer to lock-in long-term, fixed rates with the Corporation, possibly creating pressure for a future higher sensitivity to higher rates.
     During the first six months of 2008, the ALCO has utilized several strategies to maintain the Corporation’s interest rate risk position at an acceptable level. For example, the Corporation successfully promoted longer-term certificates of deposit and utilized long-term FHLB advances. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of commercial loans with short-term repricing characteristics. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The duration of the investment portfolio is relatively low at 3.1 years. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. For additional information regarding interest rate swaps, see the Interest Rate Swaps footnote included in this Report.
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

DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
     Following is a summary of deposits and treasury management accounts (in thousands):

	June 30,	December 31,
	2008	2007
Non-interest bearing	$901,120	$626,141
Savings and NOW	2,780,685	2,037,160
Certificates of deposit and other time deposits	2,196,859	1,734,383

Total deposits	5,878,664	4,397,684
Treasury management accounts	372,775	276,552

Total deposits and treasury management accounts	$6,251,439	$4,674,236

     Total deposits and treasury management accounts increased by $1.6 billion or 33.7% to $6.3 billion at June 30, 2008 compared to December 31, 2007, primarily as a result of the Omega acquisition which added $1.3 billion in deposits as of April 1, 2008.
LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates commercial loan production offices in Pennsylvania and Florida as well as mortgage loan production offices in Ohio and Tennessee. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $150.6 million or 2.7% of total loans as of June 30, 2008.
     The Corporation had commercial loans in Florida totaling $298.5 million or 5.3% of total loans as of June 30, 2008, which was comprised of the following: unimproved residential land (21.0%), unimproved commercial land (23.3%), income producing commercial real estate (20.2%), residential construction (12.7%), improved land (12.6%), commercial construction (6.9%) and commercial and industrial (3.3%). The weighted average loan-to-value ratio for this portfolio is 66.1% as of June 30, 2008.
     Following is a summary of loans, net of unearned income (in thousands):

	June 30,	December 31,
	2008	2007
Commercial	$3,034,558	$2,232,860
Direct installment	1,102,654	941,249
Residential mortgages	638,972	465,881
Indirect installment	464,825	427,663
Consumer lines of credit	307,881	251,100
Other	57,519	25,482

	$5,606,409	$4,344,235

     Unearned income on loans was $32.5 million and $25.7 million at June 30, 2008 and December 31, 2007, respectively.
     Total loans increased by $1.3 billion or 29.1% to $5.6 billion at June 30, 2008. This growth was primarily the result of the Omega acquisition which added $1.1 billion in loans as of April 1, 2008.
     The majority of the Corporation’s loan portfolio consists of commercial loans, which includes commercial real estate loans and commercial and industrial loans. As of June 30, 2008 and December 31, 2007, commercial real estate loans were $1.9 billion and $1.4 billion, or 33.1% and 32.1% of total loans, respectively. Approximately 45.0% of the commercial real estate loans are owner occupied, while the remaining 55.0% are non-owner occupied.

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
     Following is a summary of non-performing assets (in thousands):

	June 30,	December 31,
	2008	2007
Non-accrual loans	$58,215	$29,211
Restructured loans	3,631	3,468

Total non-performing loans	61,846	32,679
Other real estate owned	9,291	8,052

Total non-performing assets	$71,137	$40,731

Asset quality ratios:
Non-performing loans as a percent of total loans	1.10%	0.75%
Non-performing assets as a percent of total loans + OREO	1.27%	0.94%
     The $29.0 million increase in non-performing loans is primarily the result of two Florida loans totaling $15.5 million being placed on non-accrual during the second quarter of 2008 combined with $11.9 million in non-accrual loans acquired from Omega on April 1, 2008. As of June 30, 2008, non-performing loans in the Florida portfolio totaled $24.3 million, with $23.7 million related to three developers. Other real estate owned in Florida as of June 30, 2008 totaled $1.7 million.
     Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

	June 30,	December 31,
	2008	2007
Loans 90 days or more past due	$7,733	$7,540
As a percentage of total loans	0.14%	0.17%
ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time, which includes estimated losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously incurred. Reductions to the allowance occur as loans are charged off or periodic reductions are reversed. Management evaluates the adequacy of the allowance at least quarterly, and in doing so relies on various factors including, but not limited to, assessment of historical loss experience, delinquency and non-accrual trends, portfolio growth, underlying collateral coverage and current economic conditions. This evaluation is subjective and requires material estimates that may change over time.

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
     Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Balance at beginning of period	$53,396	$51,964	$52,806	$52,575
Addition from acquisitions	11,243	21	11,243	21
Charge-offs	(5,298)	(3,224)	(9,030)	(6,506)
Recoveries	1,166	653	1,905	1,477

Net charge-offs	(4,132)	(2,571)	(7,125)	(5,029)
Provision for loan losses	10,976	1,838	14,559	3,685

Balance at end of period	$71,483	$51,252	$71,483	$51,252

Allowance for loan losses to:
Total loans, net of unearned income			1.28%	1.19%
Non-performing loans			115.58%	213.93%
     At June 30, 2008 and 2007, there were $11.0 million and $3.5 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
     The allowance for loan losses at June 30, 2008 increased $20.2 million, representing a 39.5% increase in the reserve for loan losses since June 30, 2007. The allowance for loan losses at June 30, 2008 increased $18.7 million or 35.4% from December 31, 2007. The increase in the allowance reflects an $11.0 million provision for loan losses recorded in the second quarter of 2008, which included $5.4 million related to the Corporation’s Florida loan portfolio and $1.0 million related to loans acquired in the Omega transaction. Of the total $5.4 million provision relating to the Florida portfolio, $2.2 million is related to one construction project in which the Corporation is a participant, and the other $3.2 million was allocated across the remaining Florida portfolio in recognition of a forecasted prolonged economic recovery. The provision for Omega relates to aligning the former Omega reserve methodology with that of the Corporation.

     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off during the first six months of 2008 increased $2.3 million from the same period in 2007 to $8.8 million. Total charge-offs for the six months ended June 30, 2008 included $5.5 million at FNBPA and $3.3 million at Regency. Net charge-offs (annualized) as a percentage of average loans increased to 0.29% for the first six months of 2008 compared to 0.24% for the same period of 2007.
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
     The Corporation has an effective shelf registration statement filed with the Securities and Exchange Commission. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or trust preferred securities having a total dollar value up to $200.0 million. As of June 30, 2008, the Corporation has not issued any such stock or securities.
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
     The Corporation’s management believes that, as of June 30, 2008 and December 31, 2007, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject.
     As of June 30, 2008, the most recent notification from the Federal Banking Agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification management believes have changed this categorization.

     Following are the capital ratios as of June 30, 2008 and December 31, 2007 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$694,142	12.0%	$578,897	10.0%	$463,117	8.0%
FNBPA	627,813	11.1%	563,343	10.0%	450,675	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	610,599	10.6%	347,338	6.0%	231,559	4.0%
FNBPA	561,687	10.0%	338,006	6.0%	225,337	4.0%

Leverage Ratio:
F.N.B. Corporation	610,599	8.2%	373,586	5.0%	298,869	4.0%
FNBPA	561,687	7.7%	364,144	5.0%	291,315	4.0%

December 31, 2007
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$501,400	11.5%	$437,905	10.0%	$350,324	8.0%
FNBPA	460,834	10.8%	426,062	10.0%	340,849	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	436,758	10.0%	262,743	6.0%	175,162	4.0%
FNBPA	414,228	9.7%	255,637	6.0%	170,425	4.0%

Leverage Ratio:
F.N.B. Corporation	436,758	7.5%	292,482	5.0%	233,985	4.0%
FNBPA	414,228	7.3%	284,200	5.0%	227,360	4.0%
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
ITEM 4. CONTROLS AND PROCEDURES
     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13(a) — 15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2008, as required by paragraph (d) of Rules 13a — 15 and 15d — 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
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
     NONE
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of F.N.B. Corporation was held on May 14, 2008. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Corporation’s solicitations.
The ratification of Ernst & Young as the Corporation’s independent registered public accounting firm for 2008 was approved with 47,806,887 voted for, 487,910 voted against and 125,838 abstentions.
     The eight director nominees proposed by the Board of Directors were elected with the following vote:

	Shares	Shares
	“For”	“Withhold”
Class I Director (term expiring at the 2011 Annual Meeting)
D. Stephen Martz	47,831,375	589,260
Henry M. Ekker	47,550,632	870,003
Dawne S. Hickton	47,709,153	711,482
Peter Mortensen	47,631,642	788,993
Earl K. Wahl, Jr.	47,685,700	734,935

Class II Directors (terms expiring at the 2009 Annual Meeting)
Robert V. New, Jr.	47,662,887	757,748
Phillip E. Gingerich	47,739,652	680,983

Class III Director (term expiring at the 2010 Annual Meeting)
Stanton R. Sheetz	47,723,525	697,110
Other directors whose term of office as a director continued after the meeting date were as follows:
Class II Directors (terms expiring at the 2009 Annual Meeting)
Robert B. Goldstein
David J. Malone
Arthur J. Rooney, II
William J. Strimbu
Class III Directors (terms expiring at the 2010 Annual Meeting)
Stephen J. Gurgovits
William B. Campbell
Harry F. Radcliffe
John W. Rose
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

F.N.B. Corporation

(Registrant)

Dated: August 6, 2008	/s/ Robert V. New, Jr.

Robert V. New, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 6, 2008	/s/ Brian F. Lilly

Brian F. Lilly
Chief Financial Officer
(Principal Financial Officer)

Dated: August 6, 2008	/s/ Vincent J. Calabrese

Vincent J. Calabrese
Corporate Controller
(Principal Accounting Officer)