Form 10-Q
period 2008-09-30
FNB CORP/FL/
filed 2008-11-10
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common Stock, $0.01 Par Value	89,653,853 Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2008
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	September 30,	December 31,
	2008	2007
	(Unaudited)
Assets
Cash and due from banks	$168,576	$130,235
Interest bearing deposits with banks	3,640	482
Securities available for sale	505,637	358,421
Securities held to maturity (fair value of $819,714 and $665,914)	830,143	667,553
Loans held for sale	6,716	5,637
Loans, net of unearned income of $33,346 and $25,747	5,876,041	4,344,235
Allowance for loan losses	(74,755)	(52,806)

Net Loans	5,801,286	4,291,429
Premises and equipment, net	122,819	80,472
Goodwill	528,222	242,120
Core deposit and other intangible assets, net	49,096	19,439
Bank owned life insurance	216,665	133,885
Other assets	224,551	158,348

Total Assets	$8,457,351	$6,088,021

Liabilities
Deposits:
Non-interest bearing demand	$939,561	$626,141
Savings and NOW	2,888,899	2,037,160
Certificates and other time deposits	2,313,397	1,734,383

Total Deposits	6,141,857	4,397,684
Other liabilities	78,834	63,760
Short-term borrowings	563,382	449,823
Long-term debt	496,649	481,366
Junior subordinated debt owed to unconsolidated subsidiary trusts	205,555	151,031

Total Liabilities	7,486,277	5,543,664

Stockholders’ Equity
Common stock — $0.01 par value
Authorized - 500,000,000 shares
Issued - 89,668,861 and 60,602,218 shares	893	602
Additional paid-in capital	952,330	508,891
Retained earnings	39,385	42,426
Accumulated other comprehensive income	(20,934)	(6,738)
Treasury stock - 34,698 and 47,970 shares at cost	(600)	(824)

Total Stockholders’ Equity	971,074	544,357

Total Liabilities and Stockholders’ Equity	$8,457,351	$6,088,021

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest Income
Loans, including fees	$93,673	$81,392	$260,907	$238,048
Securities:
Taxable	13,281	10,971	36,210	32,899
Nontaxable	1,717	1,462	4,903	4,280
Dividends	48	59	227	231
Other	82	65	376	598

Total Interest Income	108,801	93,949	302,623	276,056

Interest Expense
Deposits	28,379	32,111	84,190	93,686
Short-term borrowings	3,166	5,264	10,197	14,450
Long-term debt	5,231	4,651	15,889	14,276
Junior subordinated debt owed to unconsolidated subsidiary trusts	3,120	2,765	8,920	8,217

Total Interest Expense	39,896	44,791	119,196	130,629

Net Interest Income	68,905	49,158	183,427	145,427
Provision for loan losses	6,514	3,776	21,073	7,461

Net Interest Income After Provision for Loan Losses	62,391	45,382	162,354	137,966

Non-Interest Income
Service charges	15,002	10,286	40,048	30,116
Insurance commissions and fees	3,959	3,301	12,064	10,950
Securities commissions and fees	2,010	1,595	5,628	4,521
Trust fees	3,215	2,109	9,014	6,389
Gain on sale of securities	34	—	829	1,155
Impairment loss on equity securities	(25)	(7)	(491)	(118)
Gain on sale of mortgage loans	477	455	1,458	1,181
Bank owned life insurance	1,796	1,028	4,679	3,018
Other	1,765	915	4,628	3,761

Total Non-Interest Income	28,233	19,682	77,857	60,973

Non-Interest Expense
Salaries and employee benefits	29,707	22,030	87,283	65,771
Net occupancy	4,494	3,623	13,071	11,094
Equipment	4,278	3,244	11,760	9,902
Amortization of intangibles	2,162	1,099	4,454	3,305
Outside services	5,205	3,671	15,326	12,071
Other	12,065	7,611	32,394	22,853

Total Non-Interest Expense	57,911	41,278	164,288	124,996

Income Before Income Taxes	32,713	23,786	75,923	73,943
Income taxes	9,208	6,162	21,422	21,327

Net Income	$23,505	$17,624	$54,501	$52,616

Net Income per Common Share
Basic	$0.27	$0.29	$0.70	$0.88
Diluted	0.27	0.29	0.70	0.87

Cash Dividends per Common Share	0.24	0.24	0.72	0.71
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

					Accumulated
					Other
					Compre-
	Compre-		Additional		hensive
	hensive	Common	Paid-In	Retained	Income	Treasury
	Income	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance at January 1, 2008		$602	$508,891	$42,426	$(6,738)	$(824)	$544,357
Net income	$54,501			54,501			54,501
Change in other comprehensive (loss)	(14,196)				(14,196)		(14,196)

Comprehensive income	$40,305

Cash dividends declared:
Common stock $0.72/share				(56,718)			(56,718)
Issuance of common stock		291	440,874	(218)		224	441,171
Restricted stock compensation			1,789				1,789
Tax benefit of stock-based compensation			776				776
Adjustment to initially apply EITF 06-04 and 06-10				(606)			(606)

Balance at September 30, 2008		$893	$952,330	$39,385	$(20,934)	$(600)	$971,074

Balance at January 1, 2007		$601	$506,024	$33,321	$(1,546)	$(1,028)	$537,372
Net income	$52,616			52,616			52,616
Change in other comprehensive (loss)	(4,617)				(4,617)		(4,617)

Comprehensive income	$47,999

Cash dividends declared:
Common stock $0.71/share				(42,919)			(42,919)
Purchase of common stock						(9,175)	(9,175)
Issuance of common stock		1	69	(1,858)		9,412	7,624
Restricted stock compensation			1,284				1,284
Tax benefit of stock-based compensation			582				582
Cumulative effect of change in accounting for uncertainties in income taxes				(1,174)			(1,174)

Balance at September 30, 2007		$602	$507,959	$39,986	$(6,163)	$(791)	$541,593

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Nine Months Ended
	September 30,
	2008	2007
Operating Activities
Net income	$54,501	$52,616
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	15,836	10,285
Provision for loan losses	21,073	7,461
Deferred taxes	(2,703)	2,996
Gain on sale of securities	(338)	(1,037)
Tax benefit of stock-based compensation	(776)	(582)
Net change in:
Interest receivable	2,314	(2,362)
Interest payable	(137)	(186)
Loans held for sale	(1,079)	(3,176)
Trading securities	264,416	—
Bank owned life insurance	(3,671)	(2,562)
Other, net	(16,141)	3,735

Net cash flows provided by operating activities	333,295	67,188

Investing Activities
Net change in:
Interest bearing deposits with banks	3,465	(1,081)
Loans	(302,606)	(114,801)
Securities available for sale:
Purchases	(320,611)	(189,343)
Sales	2,521	3,162
Maturities	173,649	133,969
Securities held to maturity:
Purchases	(256,643)	(51,075)
Maturities	117,525	98,625
Purchase of bank owned life insurance	(22)	—
Increase in premises and equipment	(12,588)	(3,203)
Acquisitions, net of cash acquired	57,596	—

Net cash flows used in investing activities	(537,714)	(123,747)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	254,390	150,094
Time deposits	(55,359)	(38,752)
Short-term borrowings	85,778	87,278
Increase in long-term debt	109,669	112,249
Decrease in long-term debt	(102,385)	(198,447)
Decrease in junior subordinated debt	(337)	—
Purchase of common stock	—	(9,175)
Issuance of common stock	6,946	6,243
Tax benefit of stock-based compensation	776	582
Cash dividends paid	(56,718)	(42,919)

Net cash flows provided by financing activities	242,760	67,153

Net Increase in Cash and Due from Banks	38,341	10,594
Cash and due from banks at beginning of period	130,235	122,362

Cash and Due from Banks at End of Period	$168,576	$132,956

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008
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
BASIS OF PRESENTATION
          The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. Companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are also consolidated. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary). The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company, F.N.B. Capital Corporation, LLC and Bank Capital Services, and results for each of these entities are included in the accompanying consolidated financial statements.
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
MERGERS AND ACQUISITIONS
          On August 16, 2008, the Corporation completed its acquisition of Iron and Glass Bancorp, Inc. (IRGB), a bank holding company with $301.7 million in assets, which included $168.8 million in loans, and $252.3 million in deposits based in Pittsburgh, Pennsylvania. The transaction, valued at $83.7 million, resulted in the Corporation paying $36.7 million in cash and issuing 3,176,990 shares of its common stock in exchange for 1,125,026 shares of IRGB common stock. The assets and liabilities of IRGB were recorded on the Corporation’s balance sheet at their fair values as of August 16, 2008, the acquisition date, and their results of operations have been included in the Corporation’s consolidated statement of income since then. IRGB’s banking subsidiary, Iron and Glass Bank, was merged into FNBPA on August 16, 2008.

          On April 1, 2008, the Corporation completed its acquisition of Omega Financial Corporation (Omega), a diversified financial services company with $1.8 billion in assets, which included $1.1 billion in loans, and $1.3 billion in deposits based in State College, Pennsylvania. The all-stock transaction, valued at approximately $388.2 million, resulted in the Corporation issuing 25,362,525 shares of its common stock in exchange for 12,544,150 shares of Omega common stock. The assets and liabilities of Omega were recorded on the Corporation’s balance sheet at their fair values as of April 1, 2008, the acquisition date, and their results of operations have been included in the Corporation’s consolidated statement of income since then. Omega’s banking subsidiary, Omega Bank, was merged into FNBPA on April 1, 2008.
          The following table shows the calculation of the preliminary purchase price and the resulting goodwill relating to the Omega acquisition (in thousands):

Fair value of stock issued and stock options assumed		$388,176

Fair value of:
Tangible assets acquired	$1,533,638
Core deposit and other intangible assets acquired	31,191
Liabilities assumed	(1,463,533)
Net cash received in the acquisition	50,415

Fair value of net assets acquired		151,711

Goodwill recognized		$236,465

          The Corporation has not yet finalized its determination of the fair values of certain acquired assets and liabilities relating to the Omega acquisition and will adjust goodwill upon completion of the valuation process.
          The following table summarizes the estimated fair value of the net assets that the Corporation acquired from Omega (in thousands):

Assets
Cash and due from banks	$57,018
Federal funds sold	52,400
Securities	256,837
Loans	1,076,283
Goodwill and other intangible assets	267,656
Accrued income and other assets	141,515

Total assets	1,851,709

Liabilities
Deposits	1,291,483
Borrowings	157,241
Accrued expenses and other liabilities	14,809

Total liabilities	1,463,533

Purchase price	$388,176

          The following unaudited summary financial information presents the consolidated results of operations of the Corporation on a pro forma basis, as if the Omega acquisition had occurred at the beginning of each of the periods presented (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net interest income	$68,905	$66,336	$199,569	$196,827
Provision for loan losses	6,514	3,981	24,508	9,021

Net interest income after provision for loan losses	62,391	62,355	175,061	187,806
Non-interest income	28,233	26,912	84,727	82,070
Non-interest expense	57,911	56,514	181,536	170,404

Income before taxes	32,713	32,753	78,252	99,472
Income taxes	9,208	8,427	21,703	27,896

Net income	$23,505	$24,326	$56,549	$71,576

Net income per common share
Basic	$0.27	$0.28	$0.66	$0.84
Diluted	0.27	0.28	0.66	0.83
          The pro forma results include the amortization of the fair value adjustments on loans, deposits and debt and the amortization of the newly created intangible assets and post-merger acquisition related expenses. The pro forma results for the nine months ended September 30, 2008 also include $3.6 million pre-tax for certain non-recurring items, including personnel expense for retention bonuses and severance payments. The pro forma results do not reflect cost savings or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. Actual results of operations of the Corporation for the periods noted above are listed in the Corporation’s consolidated statement of income provided elsewhere in this Report.
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
Business Combinations
          In December 2007, the FASB issued FAS 141R, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Corporation for acquisitions made after January 1, 2009 and has not been used by the Corporation in recognizing and measuring the Omega and IRGB acquisitions. The Corporation has not yet determined the impact that the adoption of FAS 141R will have on its consolidated financial statements.
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
          On October 10, 2008, the FASB issued FSP 157-3, which clarifies the application of FAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Corporation adopted the FSP prospectively, beginning July 1, 2008 and considered this guidance in determining fair value measurements on September 30, 2008.
SECURITIES
          Following is a summary of the fair value of securities available for sale (in thousands):

	September 30,	December 31,
	2008	2007
U.S. Treasury and other U.S. government agencies and corporations	$279,714	$162,839
Mortgage-backed securities of U.S. government agencies	120,355	72,267
States of the U.S. and political subdivisions	68,392	71,490
Corporate debt securities	33,024	46,207

Total debt securities	501,485	352,803
Equity securities	4,152	5,618

	$505,637	$358,421

          Following is a summary of the amortized cost of securities held to maturity (in thousands):

	September 30,	December 31,
	2008	2007
U.S. Treasury and other U.S. government agencies and corporations	$506	$11,004
Mortgage-backed securities of U.S. government agencies	706,422	547,046
States of the U.S. and political subdivisions	116,240	102,179
Corporate and other debt securities	6,975	7,324

	$830,143	$667,553

          The Corporation sold $1.8 million of equity securities at a gain of $0.1 million for the nine months ended September 30, 2008 and sold $2.9 million of equity securities at a gain of $1.0 million for the nine months ended September 30, 2007. Additionally, the Corporation recognized a one-time gain of $0.7 million relating to the VISA, Inc. initial public offering during the nine months ended September 30, 2008. The Corporation recognized a loss of $0.5 million and $0.1 million during the nine months ended September 30, 2008 and 2007, respectively, due to the write-down to market value of equity securities that were deemed to be other-than-temporarily impaired. The Corporation also recognized a gain of $0.1 million relating to $6.6 million of called securities during the nine months ended September 30, 2007. None of the security sales or calls were at a loss.

          The Corporation conducts other-than-temporary impairment analysis on a quarterly basis. The initial indication of other-than-temporary impairment for both debt and equity securities is a decline in the market value below the amount recorded for an investment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.
          In determining whether an impairment is other than temporary, the Corporation considers a number of factors, including, but not limited to, the length of time and extent to which the market value has been less than cost, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the Corporation’s intent and ability to retain the security for a period of time sufficient to allow for a recovery in market value or maturity. Among the factors that are considered in determining the Corporation’s intent and ability is a review of its capital adequacy, interest rate risk position and liquidity.
          The Corporation also considers the issuer’s financial condition, capital strength and near-term prospects. In addition, for debt securities and perpetual preferred securities that are treated as debt securities for the purpose of other-than-temporary analysis, the Corporation considers the cause of the price decline (general level of interest rates and industry- and issuer-specific factors), current ability to make future payments in a timely manner and the issuer’s ability to service debt.
          The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and the Corporation’s intent and ability to retain the security require considerable judgment.
          Certain of the corporate debt securities are accounted for under EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests that Continue to Be Held by a Tranferor in Securitized Financial Assets. For investments within the scope of EITF 99-20 at acquisition, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various note classes. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant market information. At September 30, 2008, the Corporation concluded that no adverse change in cash flows occurred during the third quarter.
          Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2008
U.S. Treasury and other U.S. government agencies and corporations	$249,653	$(2,742)	$—	$—	$249,653	$(2,742)
Mortgage-backed securities of U.S. government agencies	39,021	(444)	—	—	39,021	(444)
States of the U.S. and political subdivisions	56,834	(3,745)	—	—	56,834	(3,745)
Corporate debt securities	7,890	(2,971)	25,134	(14,098)	33,024	(17,069)
Equity securities	1,447	(409)	58	(42)	1,505	(451)

	$354,845	$(10,311)	$25,192	$(14,140)	$380,037	$(24,451)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2007
Mortgage-backed securities of U.S. government agencies	$—	$—	$14,673	$(138)	$14,673	$(138)
States of the U.S. and political subdivisions	23,806	(155)	11,934	(200)	35,740	(355)
Corporate debt securities	34,407	(3,879)	3,568	(451)	37,975	(4,330)
Equity securities	636	(302)	13	(10)	649	(312)

	$58,849	$(4,336)	$30,188	$(799)	$89,037	$(5,135)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2008
Mortgage-backed securities of U.S. government agencies	$406,547	$(8,430)	$11,582	$(1,295)	$418,129	$(9,725)
States of the U.S. and political subdivisions	82,277	(2,132)	40	—	82,317	(2,132)
Corporate debt securities	5,337	(868)	—	—	5,337	(868)

	$494,161	$(11,430)	$11,622	$(1,295)	$505,783	$(12,725)

December 31, 2007
Mortgage-backed securities of U.S. government agencies	$47,051	$(432)	$280,433	$(3,433)	$327,484	$(3,865)
States of the U.S. and political subdivisions	1,030	—	37,206	(134)	38,236	(134)
Corporate debt securities	5,726	(101)	120	—	5,846	(101)

	$53,807	$(533)	$317,759	$(3,567)	$371,566	$(4,100)

          As of September 30, 2008, securities with unrealized losses for less than 12 months include 18 investments in U.S. Treasury and other U.S. government agencies and corporations, 70 investments in mortgage-backed securities of U.S. government agencies, 200 investments in states of the U.S. and political subdivision securities, 14 investments in corporate debt securities and 18 investments in equity securities. As of September 30, 2008, securities with unrealized losses of greater than 12 months include 3 investments in mortgage-backed securities of U.S. government agencies, 1 investment in states of the U.S. and political subdivision securities, 18 investments in corporate debt securities and 1 investment in equity securities. The Corporation has concluded that it has both the intent and ability to hold these securities for the time necessary to recover the amortized cost or until maturity.
          The Corporation’s unrealized losses on corporate debt securities primarily relate to investments in trust preferred securities. The Corporation’s portfolio of trust preferred securities consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. Investments in pooled securities are generally in mezzanine tranches, and are secured by over-collateralization or default protection provided by subordinated tranches. Unrealized losses on investments in trust preferred securities are attributable to temporary illiquidity and the financial crisis affecting these markets, as well as changes in interest rates.
          The Corporation analyzed the cash flow characteristics of these securities. Based on this analysis and because the Corporation has the intent and ability to hold these securities until recovery of fair value, which may be at maturity; and, for investments within the scope of EITF 99-20, determined that there was no adverse change in the cash flows as viewed by a market participant, the Corporation does not consider the investments in these assets to be other-than-temporarily impaired at September 30, 2008. However, there is a risk that this review could result in recognition of other-than-temporary impairment charges in the future.
          As of September 30, 2008, management does not believe any unrealized loss represents an other-than-temporary impairment. The unrealized losses at September 30, 2008 on securities other than trust preferred securities were primarily interest rate-related.
BORROWINGS
          Following is a summary of short-term borrowings (in thousands):

	September 30,	December 31,
	2008	2007
Securities sold under repurchase agreements	$384,096	$276,552
Subordinated notes	101,064	112,779
Federal Home Loan Bank advances	50,000	—
Federal funds purchased	28,000	60,000
Other short-term borrowings	222	492

	$563,382	$449,823

          Following is a summary of long-term debt (in thousands):

	September 30,	December 31,
	2008	2007
Federal Home Loan Bank advances	$442,017	$427,099
Subordinated notes	53,810	53,404
Convertible debt	613	658
Other long-term debt	210	205

	$496,650	$481,366

          The Corporation’s banking affiliate has available credit with the Federal Home Loan Bank (FHLB) of $1.9 billion, of which $492.0 million was used as of September 30, 2008. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 2.12% to 5.75% for the nine months ended September 30, 2008 and 2.79% to 5.75% for the year ended December 31, 2007.
JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS
          The Corporation has four unconsolidated subsidiary trusts (collectively, the Trusts), F.N.B. Statutory Trust I , F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts are not consolidated because the Corporation is not the primary beneficiary, as evaluated under FAS Interpretation (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (trust preferred securities) to third-party investors. The proceeds from the sale of trust preferred securities and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of the Omega acquisition.
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
          The following table provides information relating to the Trusts as of September 30, 2008 (dollars in thousands):

	F.N.B.	F.N.B.		Sun Bancorp
	Statutory	Statutory	Omega Financial	Statutory
	Trust I	Trust II	Capital Trust	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,755	18,769
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	6.05%	7.17%	5.98%	10.20%
	variable;	fixed until 6/15/11;	fixed until 10/09;
	LIBOR plus	then LIBOR plus	then LIBOR plus 219
	325 basis points	165 basis points	basis points
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
          The Corporation’s interest rate swap program for commercial loans provides the customer with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps under this program totalled $147.0 million as of September 30, 2008.

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
          Following is a summary of off-balance sheet credit risk information (in thousands):

	September 30,	December 31,
	2008	2007
Commitments to extend credit	$1,242,307	$938,277
Standby letters of credit	100,200	76,708
          At September 30, 2008, funding of approximately 76.6% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
          Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation does not anticipate, at the present time, that the aggregate liability, if any, arising out of such legal proceedings will have a material adverse effect on the Corporation’s consolidated financial position. However, the Corporation cannot determine whether or not any claims asserted against it will have a material adverse effect on its consolidated results of operations in any future reporting period. It is possible, in the event of unexpected future developments, that the ultimate resolution of these matters, if unfavorable, may have a material adverse effect on the Corporation’s consolidated results of operations for a particular period.
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

          The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income — basic earnings per share	$23,505	$17,624	$54,501	$52,616
Interest expense on convertible debt	5	5	15	17

Net income after assumed conversion — Diluted earnings per share	$23,510	$17,629	$54,516	$52,633

Basic weighted average common shares outstanding	87,291,008	60,154,574	77,749,543	60,129,145
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	284,146	485,912	362,527	503,231

Diluted weighted average common shares outstanding	87,575,154	60,640,486	78,112,070	60,632,376

Basic earnings per share	$0.27	$0.29	$0.70	$0.88

Diluted earnings per share	$0.27	$0.29	$0.70	$0.87

STOCK INCENTIVE PLANS
Restricted Stock
          The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the nine months ended September 30, 2008, the Corporation issued 245,255 restricted stock awards with an aggregate weighted average grant date fair value of $3.3 million. The Corporation did not issue any restricted stock awards for the nine months ended September 30, 2007. The Corporation has available up to 2,998,010 shares of common stock to issue under these Plans.
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
          Share-based compensation expense related to restricted stock awards was $1.9 million and $1.3 million for the nine months ended September 30, 2008 and 2007, the tax benefit of which was $0.7 million and $0.4 million, respectively.

          The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	387,064	$17.59	302,264	$18.54
Granted	245,255	13.51	146,885	16.13
Vested	(114,675)	18.58	(54,448)	18.56
Forfeited	(27,441)	14.67	(4,254)	17.97
Dividend reinvestment	26,756	14.24	12,701	16.74

Unvested awards outstanding at end of period	516,959	15.41	403,148	17.61

          The total fair value of awards vested was $1.5 million and $1.0 million for the nine months ended September 30, 2008 and 2007, respectively.
          As of September 30, 2008, there was $3.9 million of unrecognized compensation cost related to unvested restricted stock awards including $0.3 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R, Share-Based Payment, on January 1, 2006. The components of the restricted stock awards as of September 30, 2008 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	201,939	315,020	516,959
Unrecognized compensation expense	$1,369	$2,579	$3,948
Intrinsic value	$3,227	$5,034	$8,261
Weighted average remaining life (in years)	2.21	2.68	2.49
Stock Options
          There were no stock options granted during the nine months ended September 30, 2008 or 2007. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 485,607 and 295,620 for the nine months ended September 30, 2008 and 2007, respectively.
          The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,139,845	$11.75	1,450,225	$11.69
Assumed in acquisition	845,969	16.00	—	—
Exercised	(485,607)	11.74	(301,456)	11.48
Forfeited	(99,217)	17.68	—	—

Options outstanding and exercisable at end of period	1,400,990	13.90	1,148,769	11.75

          The intrinsic value of outstanding and exercisable stock options at September 30, 2008 was $1.0 million.

Warrants
          The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with a previous acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of September 30, 2008, warrants to purchase 53,559 shares of common stock remain outstanding.
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
          The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$935	$786	$2,518	$2,483
Interest cost	1,794	1,548	5,090	4,636
Expected return on plan assets	(2,409)	(2,141)	(6,780)	(6,426)
Amortization:
Unrecognized net transition asset	(26)	(23)	(72)	(70)
Unrecognized prior service (credit) cost	(303)	(272)	(849)	(817)
Unrecognized loss	210	222	579	653
One-time charge	—	—	358	—

Net periodic pension benefit cost	$201	$120	$844	$459

          The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. As an offset to the decrease in RIP benefits, beginning with 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $3.1 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively.

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
          The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service cost	$(3)	$15	$27	$42
Interest cost	32	34	89	100
Amortization:
Unrecognized prior service credit	—	(421)	—	(1,262)
Unrecognized loss	1	—	2	—

Net periodic postretirement benefit cost	$30	$(372)	$118	$(1,120)

          The net periodic postretirement benefit cost increased for the nine months ended September 30, 2008 compared to the same period in 2007 due to the unrecognized service credit resulting from the postretirement plan amendment effective January 1, 2007 being fully amortized in 2007.
COMPREHENSIVE INCOME
          The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$23,505	$17,624	$54,501	$52,616
Other comprehensive (loss) income:
Unrealized (losses) gains on securities:
Arising during the period	(3,816)	409	(13,596)	(2,048)
Less: reclassification adjustment for losses (gains) included in net income	(25)	—	(244)	(674)
Unrealized (loss) gain on swap	—	(342)	(128)	(637)
Pension and postretirement amortization	(80)	(606)	(228)	(1,258)

Other comprehensive (loss) income	(3,921)	(539)	(14,196)	(4,617)

Comprehensive income	$19,584	$17,085	$40,305	$47,999

          The amount of the reclassification adjustment for losses (gains) included in net income differs from the amount shown in the consolidated statement of income because it does not include gains or losses realized on securities that were purchased and then sold during 2008.

          The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

September 30	2008	2007
Unrealized (losses) gains on securities	$(14,460)	$(99)
Unrealized gain on swap	—	336
Unrecognized pension and postretirement obligations	(6,474)	(6,400)

Accumulated other comprehensive income (loss)	$(20,934)	$(6,163)

CASH FLOW INFORMATION
          Following is a summary of supplemental cash flow information (in thousands):

Nine Months Ended September 30	2008	2007
Interest paid on deposits and other borrowings	$114,150	$130,815
Income taxes paid	16,500	18,282
Transfers of loans to other real estate owned	10,750	2,150
Transfers of other real estate owned to loans	807	109
          Supplemental non-cash information relating to the Corporation’s acquisitions of Omega and IRGB is included in the Mergers and Acquisitions section of this Report.
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

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended September 30, 2008
Interest income	$99,975	$17	$87	$8,232	$490	$108,801
Interest expense	35,566	2	—	1,409	2,919	39,896
Net interest income	64,409	15	87	6,823	(2,429)	68,905
Provision for loan losses	4,940	—	—	1,464	110	6,514
Non-interest income	19,710	5,489	3,329	521	(816)	28,233
Non-interest expense	44,985	3,754	2,965	3,960	85	55,749
Intangible amortization	1,953	83	126	—	—	2,162
Income tax expense (benefit)	9,073	595	125	699	(1,284)	9,208
Net income (loss)	23,168	1,072	200	1,221	(2,156)	23,505
Total assets	8,281,235	19,964	23,925	164,779	(32,552)	8,457,351
Total intangibles	549,628	12,827	13,054	1,809	—	577,318

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Three Months Ended September 30, 2007
Interest income	$86,429	$30	$111	$7,967	$(588)	$93,949
Interest expense	40,874	2	—	1,635	2,280	44,791
Net interest income	45,555	28	111	6,332	(2,868)	49,158
Provision for loan losses	2,554	—	—	1,222	—	3,776
Non-interest income	13,623	3,941	2,816	495	(1,193)	19,682
Non-interest expense	31,398	2,928	2,513	3,700	(360)	40,179
Intangible amortization	983	6	110	—	—	1,099
Income tax expense (benefit)	6,359	371	116	687	(1,371)	6,162
Net income (loss)	17,884	664	188	1,218	(2,330)	17,624
Total assets	5,954,731	6,753	23,352	160,088	(20,750)	6,124,174
Total intangibles	248,605	1,258	10,991	1,809	—	262,663

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Nine Months Ended September 30, 2008
Interest income	$277,452	$48	$329	$23,938	$856	$302,623
Interest expense	106,449	5	—	4,273	8,469	119,196
Net interest income	171,003	43	329	19,665	(7,613)	183,427
Provision for loan losses	16,593	—	—	3,911	569	21,073
Non-interest income	54,693	15,427	10,271	1,663	(4,197)	77,857
Non-interest expense	128,772	10,811	8,597	11,402	252	159,834
Intangible amortization	3,908	179	367	—	—	4,454
Income tax expense (benefit)	21,751	1,594	604	2,171	(4,698)	21,422
Net income (loss)	54,672	2,886	1,032	3,844	(7,933)	54,501
Total assets	8,281,235	19,964	23,925	164,779	(32,552)	8,457,351
Total intangibles	549,628	12,827	13,054	1,809	—	577,318

	Community	Wealth		Consumer	Parent and
	Banking	Management	Insurance	Finance	Other	Consolidated
At or for the Nine Months Ended September 30, 2007
Interest income	$253,854	$95	$357	$23,581	$(1,831)	$276,056
Interest expense	119,073	7	—	4,814	6,735	130,629
Net interest income	134,781	88	357	18,767	(8,566)	145,427
Provision for loan losses	4,421	—	—	3,040	—	7,461
Non-interest income	41,234	11,739	9,236	1,567	(2,803)	60,973
Non-interest expense	95,192	8,745	7,480	11,051	(777)	121,691
Intangible amortization	2,953	19	333	—	—	3,305
Income tax expense (benefit)	21,278	1,095	651	2,244	(3,941)	21,327
Net income (loss)	52,171	1,968	1,129	3,999	(6,651)	52,616
Total assets	5,954,731	6,753	23,352	160,088	(20,750)	6,124,174
Total intangibles	248,605	1,258	10,991	1,809	—	262,663
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
          The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The fair value hierarchy under FAS 157 is broken down into three levels based on the reliability of inputs as follows:
Level 1	valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

Level 2	valuation is based upon quoted market prices for similar instruments traded in active markets, quoted market prices for identical or similar instruments traded in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by market data.

Level 3	valuation is derived from other valuation methodologies including discounted cash flow models and similar techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in determining fair value.

          A financial instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.
          Following is a description of valuation methodologies used for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
          Securities available-for-sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2008, approximately 93% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 7% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.
          The Corporation closely monitors market conditions involving assets that have become less actively traded. If the fair value measurement is based upon recent observable market activity of such assets or comparable assets (other than forced or distressed transactions) that occur in sufficient volume, and do not require significant adjustment using unobservable inputs, those assets are classified as Level 1 or Level 2; if not, they are classified as Level 3. Making this assessment requires significant judgment. In the three months ended September 30, 2008, $36.5 million of debt securities available for sale were transferred from Level 2 to Level 3 because significant inputs to the valuation became unobservable, largely due to little, if any, market activity for the security or similar securities.
          The Corporation uses prices from independent pricing services and to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure fair value of our investment securities. The Corporation validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing by Corporate personnel familiar with market liquidity and other market related conditions.
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
          Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
Securities available for sale	$1,859	$470,535	$33,244	$505,638
Other assets (interest rate swaps)	—	3,538	—	3,538

	$1,859	$474,073	$33,244	$509,176

Liabilities measured at fair value:
Other liabilities (Interest rate swaps)	—	$3,667	—	$3,667

	—	$3,667	—	$3,667

          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2008	2008
Balance at beginning of period	$463	$14,338
Total gains (losses) — realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	(3,736)	(5,491)
Purchases, issuances and settlements	—	267
Transfers in and/or (out) of Level 3	36,517	24,130

Balance at September 30, 2008	$33,244	$33,244

          The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value during the quarter in which the changes occur.

          Trust preferred securities with a fair value totaling $36.5 million were transferred from Level 2 to Level 3 during the third quarter of 2008. These securities were classified as Level 3 primarily due to the absence of market activity resulting in a lack of observable inputs or comparable trades that could be used to establish a benchmark for valuation. Fair values for these securities on September 30, 2008 were determined using discounted cash flow models, which incorporate certain assumptions and projections in determining fair values assigned.
          In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis during the first nine months of 2008 that were still held in the balance sheet at September 30, 2008, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

					Total Losses
					for the Nine
					Months Ended
	Fair Value at September 30, 2008				September 30,
	Level 1	Level 2	Level 3	Total	2008
Impaired loans	—	$20,350	$1,410	$21,760	$6,501
Other real estate owned	—	7,951	—	7,951	2,185

					$8,686

          Impaired loans with a carrying amount of $25.5 million had an allocated allowance for loan loss of $6.5 million at September 30, 2008. The allocated allowance is based on fair value of collateral of $19.0 million (collateral value of $21.8 million less estimated costs to sell of $2.8 million). The $6.5 million charge was included in the provision for loan losses for the nine months ended September 30, 2008.
          OREO with a carrying amount of $9.4 million were written down to $7.2 million (fair value of $8.0 million less estimated costs to sell of $0.8 million), resulting in a loss of $2.2 million, which was included in earnings for the nine months ended September 30, 2008.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of September 30, 2008, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2008 and 2007 and the consolidated statements of shareholders’ equity and cash flows for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
November 5, 2008

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three and nine months ended September 30, 2008. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. Results of operations for the periods included in this review are not necessarily indicative of results to be obtained during any future period.
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
          The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company (Regency), F.N.B. Capital Corporation, LLC and Bank Capital Services. On August 16, 2008, the Corporation completed its acquisition of Iron and Glass Bancorp, Inc. (IRGB), a bank holding company with $301.7 million in assets based in Pittsburgh, Pennsylvania. On April 1, 2008, the Corporation completed its acquisition of Omega Financial Corporation (Omega), a diversified financial services company with $1.8 billion in assets based in State College, Pennsylvania.

RESULTS OF OPERATIONS
Nine Months Ended September 30, 2008 Compared to the Nine Months Ended September 30, 2007
          Net income for the nine months ended September 30, 2008 was $54.5 million or $0.70 per diluted share, compared to net income for the same period of 2007 of $52.6 million or $0.87 per diluted share. The Corporation’s return on average equity was 9.04%, return on average tangible equity (which is calculated by dividing net income less amortization of intangibles by average equity less average intangibles) was 20.91%, return on average assets was 0.98% and return on average tangible assets (which is calculated by dividing net income less amortization of intangibles by average assets less average intangibles) was 1.09% for the nine months ended September 30, 2008, compared to 13.04%, 26.63%, 1.17% and 1.27%, respectively, for the same period in 2007.

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$4,360	$75	2.31%	$1,631	$54	4.44%
Federal funds sold	19,293	301	2.05	13,859	544	5.18
Taxable investment securities (1)	1,003,960	36,235	4.79	872,028	32,949	5.02
Non-taxable investment securities (2)	179,907	7,519	5.57	162,944	6,469	5.29
Loans (2) (3)	5,258,390	262,933	6.68	4,285,334	239,496	7.47

Total interest earning assets (2)	6,465,910	307,063	6.34	5,335,796	279,512	7.00

Cash and due from banks	138,944			114,446
Allowance for loan losses	(65,129)			(52,217)
Premises and equipment	103,990			84,946
Other assets	812,196			554,144

	$7,455,911			$6,037,115

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,786,874	19,821	1.48	$1,423,172	27,807	2.61
Savings	725,143	5,254	0.97	595,385	7,545	1.69
Certificates and other time	2,072,524	59,115	3.81	1,751,109	58,334	4.45
Treasury management accounts	353,377	6,070	2.26	260,290	9,180	4.65
Other short-term borrowings	148,215	4,127	3.66	139,538	5,270	4.98
Long-term debt	499,671	15,889	4.25	468,483	14,276	4.07
Junior subordinated debt	187,558	8,920	6.35	151,031	8,217	7.27

Total interest bearing liabilities (2)	5,773,362	119,196	2.75	4,789,008	130,629	3.64

Non-interest bearing demand	793,836			636,482
Other liabilities	83,173			72,259

	6,650,371			5,497,749
Stockholders’ equity	805,540			539,366

	$7,455,911			$6,037,115

Excess of interest earning assets over interest bearing liabilities	$692,548			$546,788

Fully tax-equivalent net interest income		187,867			148,883

Net interest spread			3.59%			3.36%

Net interest margin (2)			3.88%			3.73%

Tax-equivalent adjustment		4,440			3,456

Net interest income		$183,427			$145,427

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities, federal funds sold and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, treasury management accounts, short- and long-term borrowings and junior subordinated debt). For the nine months ended September 30, 2008, net interest income, which comprised 70.2% of net revenue (net interest income plus non-interest income) as compared to 70.5% for the same period in 2007, was affected by the Omega acquisition, the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, was $187.9 million for the nine months ended September 30, 2008 and $148.9 million for the nine months ended September 30, 2007. Average earning assets increased $1.1 billion or 21.2% and average interest bearing liabilities increased $984.4 million or 20.6% from the same period in 2007. The Corporation’s net interest margin improved to 3.88% for the first nine months in 2008 from 3.73% for the same period in 2007. Lower yields on interest earning assets were more than offset by lower rates paid on interest bearing liabilities. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$57	$(36)	$21
Federal funds sold	164	(407)	(243)
Securities	5,468	(1,132)	4,336
Loans	51,133	(27,696)	23,437

	56,822	(29,271)	27,551

Interest Expense
Deposits:
Interest bearing demand	4,800	(12,786)	(7,986)
Savings	1,070	(3,361)	(2,291)
Certificates and other time	9,787	(9,006)	781
Treasury management accounts	2,610	(5,720)	(3,110)
Other short-term borrowings	317	(1,460)	(1,143)
Long-term debt	984	629	1,613
Junior subordinated debt	1,851	(1,148)	703

	21,419	(32,852)	(11,433)

Net Change	$35,403	$3,581	$38,984

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on an FTE basis, of $307.1 million for the nine months ended September 30, 2008 increased by $27.6 million or 9.9% from the same period of 2007. Average interest earning assets of $6.5 billion for the first nine months of 2008 grew $1.1 billion or 21.2% from the same period of 2007 primarily driven by the Omega and IRGB acquisitions which added $1.4 billion and $244.3 million on April 1, 2008 and August 16, 2008, respectively. The yield on interest earning assets decreased 66 basis points to 6.34% for the first nine months of 2008 reflecting changes in interest rates. In addition, interest income for the first nine months of 2008 and 2007 included $0.6 million and $0.8 million, respectively, of interest received on previously non-accruing loans.

     Interest expense of $119.2 million for the nine months ended September 30, 2008 decreased by $11.4 million or 8.8% from the same period of 2007. The rate paid on interest bearing liabilities decreased 89 basis points to 2.75% during the first nine months of 2008 reflecting changes in interest rates. Average interest bearing liabilities increased $984.4 million or 20.6% to average $5.8 billion for the first nine months of 2008. This growth was primarily attributable to the Omega and IRGB acquisitions. The Omega acquisition added $1.2 billion in interest bearing liabilities, with $1.3 billion in total deposits, while the IRGB acquisition added $220.9 million in interest bearing liabilities, with $253.7 million in total deposits.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $21.1 million for the nine months ended September 30, 2008 increased $13.6 million from the same period of 2007. This increase reflects $6.0 million related to additional specific reserves for the Corporation’s Florida loan portfolio in recognition of a forecasted prolonged economic recovery and $1.2 million related to loans acquired in the Omega and IRGB transactions. The provision for Omega and IRGB relates to aligning their former reserve methodologies with that of the Corporation. During the first nine months of 2008, net charge-offs totaled $11.4 million or 0.29% (annualized) as a percentage of average loans compared to $7.9 million or 0.25% (annualized) as a percentage of average loans for the same period of 2007. The ratio of non-performing loans to total loans was 1.33% at September 30, 2008 compared to 0.57% at September 30, 2007 and the ratio of non-performing assets to total loans plus OREO was 1.57% and 0.69%, respectively, for those same periods. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $77.9 million for the nine months ended September 30, 2008 increased $16.9 million or 27.7% from the same period of 2007. This increase resulted primarily from increases in all major fee businesses combined with increases in bank owned life insurance and other non-interest income.
     Service charges on loans and deposits of $40.0 million for the first nine months of 2008 increased $9.9 million or 33.0% from the same period of 2007 primarily as a result of the Omega and IRGB acquisitions combined with higher volume.
     Insurance commissions and fees of $12.1 million for the first nine months of 2008 increased $1.1 million or 10.2% from the same period of 2007 primarily due to the Omega acquisition partially offset by a decrease in contingent fee income.
     Securities commissions and fees of $5.6 million for the first nine months of 2008 increased $1.1 million or 24.5% compared to the same period of 2007 primarily due to the Omega acquisition and an increase in annuity revenue due to the declining interest rate environment.
     Trust fees of $9.0 million for the first nine months of 2008 increased $2.6 million or 41.1% compared to the same period of 2007 due to the Omega acquisition combined with increases in estate accounts.
     Gain on sale of securities of $0.8 million for the first nine months of 2008 decreased $0.3 million or 28.2% compared to the same period of 2007. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities since the Corporation’s cost basis in Visa is zero. Additionally, during the first nine months of 2008 compared to the same period of 2007, management elected not to sell as many equity securities due to unfavorable market prices in the bank stock portfolio.

     Impairment loss on equity securities of $0.5 million for the first nine months of 2008 increased $0.4 million compared to the same period of 2007 as a result of the write-down to market value of four bank stock investments for the first nine months of 2008 and two bank stock investments for the same period of 2007.
     Gain on sale of mortgage loans of $1.5 million for the first nine months of 2008 increased $0.3 million or 23.5% from the same period of 2007 due to higher volume and increased prices on mortgage sales in 2008, partially offset by a loss on the sale of student loans during the first nine months of 2007.
     Income from bank owned life insurance of $4.7 million for the first nine months of 2008 increased $1.7 million or 55.0% from the same period of 2007. This increase was primarily attributable to the Omega and IRGB acquisitions combined with increases in crediting rates paid on the insurance policies.
     Other non-interest income of $4.6 million for the first nine months of 2008 increased $0.9 million or 23.1% from the same period of 2007. Other non-interest income for the first nine months of 2008 includes a $0.2 million loss related to a market decline in the Corporation’s investment in a limited partnership that invests in bank stocks compared to a $0.1 million gain for the same period of 2007.
Non-Interest Expense
     Total non-interest expense of $164.3 million for the first nine months of 2008 increased $39.3 million or 31.4% from the same period of 2007. This increase primarily resulted from increases in all non-interest expense categories due to the Omega and IRGB acquisitions.
     Salaries and employee benefits of $87.3 million for the first nine months of 2008 increased $21.5 million or 32.7% from the same period of 2007. This increase was attributable to the Omega and IRGB acquisitions combined with normal annual compensation and benefit increases, additional costs associated with the transition of the Corporation’s senior leadership and higher accrued expense for the Corporation’s long-term restricted stock program. The Corporation’s full-time equivalent employees increased 34.0% from 1,780 at September 30, 2007 to 2,386 at September 30, 2008, primarily due to the Omega and IRGB acquisitions. The Corporation also recorded $1.1 million in additional expense relating to the retirement of an executive during the second quarter of 2008. Additionally, the first nine months of 2007 included a credit of $1.2 million relating to the restructuring of the postretirement benefit plan.
     Combined net occupancy and equipment expense of $24.8 million for the first nine months of 2008 increased $3.8 million or 18.3% from the same period of 2007, primarily due to the Omega and IRGB acquisitions.
     Amortization of intangibles expense of $4.5 million for the first nine months of 2008 increased from $3.3 million for the same period of 2007, primarily due to higher intangible balances resulting from the Omega and IRGB acquisitions.
     Other non-interest expense of $47.7 million for the first nine months of 2008 increased $12.8 million or 36.6% from the same period of 2007. The increase was primarily due to the Omega and IRGB acquisitions. The Corporation recorded $3.6 million during the second quarter in merger-related costs associated with the Omega acquisition and $0.9 million during the third quarter in merger-related costs associated with both the Omega and IRGB acquisitions.
Income Taxes
     The Corporation’s income tax expense of $21.4 million for the nine months ended September 30, 2008 increased slightly from the same period in 2007. Income taxes and the effective tax rate for the nine months ended September 30, 2008 and 2007 were favorably impacted by $0.3 million and $0.9 million, respectively, due to the resolution of previously uncertain tax positions. The effective tax rate was 28.2% for the nine months ended September 30, 2008 and 28.8% for the same period in the prior year. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007
     Net income for the three months ended September 30, 2008 was $23.5 million or $0.27 per diluted share, compared to net income for the same period of 2007 of $17.6 million or $0.29 per diluted share. The Corporation’s return on average equity was 9.99%, return on average tangible equity was 25.69%, return on average assets was 1.13% and return on average tangible assets was 1.28% for the three months ended September 30, 2008, compared to 12.96%, 26.31%, 1.15% and 1.25%, respectively, for the same period in 2007.

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended September 30
	2008			2007
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$5,224	$14	1.08%	$2,128	$24	4.51%
Federal funds sold	13,463	68	1.98	3,293	41	4.90
Taxable investment securities (1)	1,119,980	13,291	4.71	867,187	10,981	5.04
Non-taxable investment securities (2)	184,055	2,601	5.65	163,812	2,191	5.35
Loans (2) (3)	5,766,959	94,395	6.52	4,341,123	81,881	7.49

Total interest earning assets (2)	7,089,681	110,369	6.20	5,377,543	95,118	7.03

Cash and due from banks	158,491			116,626
Allowance for loan losses	(73,656)			(51,670)
Premises and equipment	120,806			84,218
Other assets	970,184			551,947

	$8,265,506			$6,078,664

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,018,070	6,900	1.36	$1,477,034	9,812	2.64
Savings	808,135	1,721	0.85	588,435	2,579	1.74
Certificates and other time	2,250,043	19,758	3.49	1,739,083	19,720	4.50
Treasury management accounts	398,575	1,914	1.88	270,372	3,223	4.67
Other short-term borrowings	145,960	1,252	3.36	160,162	2,041	4.99
Long-term debt	501,500	5,231	4.15	437,945	4,651	4.21
Junior subordinated debt	205,637	3,120	6.04	151,031	2,765	7.26

Total interest bearing liabilities (2)	6,327,920	39,896	2.50	4,824,062	44,791	3.68

Non-interest bearing demand	907,146			642,197
Other liabilities	93,988			72,707

	7,329,054			5,538,966
Stockholders’ equity	936,452			539,698

	$8,265,506			$6,078,664

Excess of interest earning assets over interest bearing liabilities	$761,761			$553,481

Fully tax-equivalent net interest income		70,473			50,327

Net interest spread			3.70%			3.35%

Net interest margin (2)			3.97%			3.73%

Tax-equivalent adjustment		1,568			1,169

Net interest income		$68,905			$49,158

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     For the three months ended September 30, 2008, net interest income, which comprised 70.9% of net revenue as compared to 71.4% for the same period in 2007, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, was $70.5 million for the three months ended September 30, 2008 and $50.3 million for the three months ended September 30, 2007. Average earning assets increased $1.7 billion or 31.8% and average interest bearing liabilities increased $1.5 billion or 31.2% from the same period in 2007. The Corporation’s net interest margin was 3.97% for the third quarter of 2008 and 3.73% for the third quarter of 2007. Lower yields on interest earning assets were more than offset by lower rates paid on interest bearing liabilities. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$18	$(28)	$(10)
Federal funds sold	64	(37)	27
Securities	3,245	(525)	2,720
Loans	24,223	(11,709)	12,514

	27,550	(12,299)	15,251

Interest Expense
Deposits:
Interest bearing demand	2,474	(5,386)	(2,912)
Savings	497	(1,355)	(858)
Certificates and other time	4,975	(4,937)	38
Treasury management accounts	1,124	(2,433)	(1,309)
Other short-term borrowings	(122)	(667)	(789)
Long-term debt	652	(72)	580
Junior subordinated debt	887	(532)	355

	10,487	(15,382)	(4,895)

Net Change	$17,063	$3,083	$20,146

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on an FTE basis, of $110.4 million for the three months ended September 30, 2008 increased by $15.3 million or 16.0% from the same period of 2007. Average interest earning assets of $7.1 billion for the third quarter of 2008 grew $1.7 billion or 31.8% from the same period of 2007 primarily as a result of the Omega and IRGB acquisitions. The yield on interest earning assets decreased 83 basis points to 6.20% for the third quarter of 2008 reflecting changes in interest rates. In addition, interest income for the three months ended September 30, 2008 included $0.6 million of interest received on previously non-accruing loans.

     Interest expense of $39.9 million for the three months ended September 30, 2008 decreased by $4.9 million or 10.9% from the same period of 2007. This decrease was primarily attributable to a decrease of 118 basis points in the Corporation’s cost of funds to 2.50% during the third quarter of 2008 reflecting changes in interest rates. Also, average interest bearing liabilities increased $1.5 billion or 31.2% to $6.3 billion for the third quarter of 2008. This growth was primarily attributable to the Omega and IRGB acquisitions.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $6.5 million for the three months ended September 30, 2008 increased $2.7 million or 72.5% from the same period of 2007. The increase in the provision for loan losses includes $0.6 million related to additional specific reserves for the Corporation’s Florida loan portfolio in recognition of a forecasted prolonged economic recovery and $0.2 million related to loans acquired in the IRGB transaction. The provision for IRGB relates to aligning the former IRGB reserve methodology with that of the Corporation. During the third quarter of 2008, net charge-offs totaled $4.3 million or 0.30% (annualized) as a percentage of average loans compared to $2.9 million or 0.27% (annualized) as a percentage of average loans for the same period of 2007 and $4.1 million or 0.30% (annualized) as a percentage of average loans for the second quarter of 2008. The ratio of non-performing loans to total loans was 1.33% at September 30, 2008 compared to 0.57% at September 30, 2007 and 1.10% at June 30, 2008 and the ratio of non-performing assets to total loans plus OREO was 1.57%, 0.69% and 1.27%, respectively, for those same periods. For additional information, refer to the Allowance for Loan Losses section of this discussion and analysis.
Non-Interest Income
     Total non-interest income of $28.2 million for the three months ended September 30, 2008 increased $8.6 million or 43.4% from the same period of 2007. This increase resulted primarily from increases in all major fee businesses combined with increases in bank owned life insurance and other non-interest income.
     Service charges on loans and deposits of $15.0 million for the third quarter of 2008 increased $4.7 million or 45.8% from the same period of 2007 primarily as a result of the Omega and IRGB acquisitions combined with higher volume for NSF fees and check card fees.
     Insurance commissions and fees of $4.0 million for the third quarter of 2008 increased $0.7 million or 19.9% from the same period of 2007 primarily due to the Omega acquisition.
     Securities commissions and fees of $2.0 million for the third quarter of 2008 increased $0.4 million or 26.0% compared to the same period of 2007 primarily due to the Omega acquisition.
     Trust fees of $3.2 million for the third quarter of 2008 increased $1.1 million or 52.4% compared to the same period of 2007 due to the Omega acquisition combined with increased estate revenues and assets under management.
     Gain on sale of mortgage loans of $0.5 million for the third quarter of 2008 remained stable compared to the same period of 2007 as higher volume and increased prices on mortgage sales in 2008 were offset by a loss on the sale of student loans during the third quarter of 2007.
     Income from bank owned life insurance of $1.8 million for the third quarter of 2008 increased $0.8 million or 74.7% from the same period of 2007. This increase was primarily attributable to the Omega and IRGB acquisitions combined with increases in crediting rates paid on the insurance policies.
     Other non-interest income of $1.8 million for the third quarter of 2008 increased $0.9 million or 92.9% compared to the same period of 2007 primarily due to a $0.5 million loss during the third quarter of 2007 relating to the sale of a building acquired in a previous merger. Additionally, the Corporation recognized a $0.2 million increase in income from its investment in a limited partnership that invests in bank stocks and higher swap fee income totaling $0.2 million.

Non-Interest Expense
     Total non-interest expense of $57.9 million for the third quarter of 2008 increased $16.6 million or 40.3% from the same period of 2007. This increase was due to increases in all non-interest expense categories due to the Omega and IRGB acquisitions.
     Salaries and employee benefits of $29.7 million for the third quarter of 2008 increased $7.7 million or 34.8% from the same period of 2007. This increase was attributable to the Omega and IRGB acquisitions, normal annual compensation and benefit increases additional costs associated with the transition of the Corporation’s senior leadership and higher accrued expense for the Corporation’s long-term restricted stock program. Additionally, the third quarter of 2007 included a credit of $0.4 million relating to the restructuring of the postretirement benefit plan.
     Combined net occupancy and equipment expense of $8.8 million for the third quarter of 2008 increased $1.9 million or 27.7% from the same period of 2007, primarily due to the Omega and IRGB acquisitions.
     Amortization of intangibles expense of $2.2 for the third quarter of 2008 increased from $1.1 million for the same period of 2007 primarily due to higher intangible balances resulting from the Omega and IRGB acquisitions.
     Other non-interest expenses of $17.3 million for the third quarter of 2008 increased $6.0 million or 53.1% from the same period of 2007. The increase was primarily due to the Omega and IRGB acquisitions. The Corporation recorded $0.9 million during the third quarter in merger-related costs associated with both the Omega and IRGB acquisitions.
Income Taxes
     The Corporation’s income tax expense of $9.2 million for the three months ended September 30, 2008 increased by $3.0 million from the same period in 2007. Income taxes and the effective tax rate for the three months ended September 30, 2008 and 2007 were favorably impacted by $0.3 million and $0.9 million, respectively, due to the resolution of previously uncertain tax positions. The effective tax rate was 28.1% for the three months ended September 30, 2008 and 25.9% for the same period in the prior year. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
     The Corporation generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through deposits and treasury management accounts. The Corporation also has substantial access to reliable and cost-effective wholesale sources of liquidity. These funds can be acquired quickly to help fund normal business operations as well as serve as contingency funding in the unlikely event that the Corporation would be faced with a liquidity crisis.
     The recent credit crisis, which began in 2007, has escalated. Several major financial institutions have either failed, were merged or received government loans. Credit markets became tight as evidenced from the 2.0% increase of one-month LIBOR from September to October. The U.S. Treasury, Federal Reserve Bank and the Federal Deposit Insurance Corporation intervened with a number of programs designed to provide direct liquidity, capital or increased deposit insurance. The Corporation is currently evaluating whether or not it will participate in any of the optional programs being offered.

     The Corporation has a generally conservative credit quality philosophy and did not undertake lending or investing practices similar to those of the recently troubled financial institutions. The Corporation is not experiencing credit losses beyond that which is expected from the economic fluctuations which are sometimes experienced in its operating markets. In addition, the market’s confidence in the Corporation is evidenced by its stable core deposit base. The Corporation’s ratio of total deposits and treasury management accounts to total assets was 77.2% and 76.8% as of September 30, 2008 and December 31, 2007, respectively. As of September 30, 2008 and December 31, 2007, the Corporation had unused wholesale credit availability of $2.0 billion or 24.1% of total assets and $1.9 billion or 31.2% of total assets, respectively. These sources include the availability to borrow from the FHLB, the Federal Reserve Bank and bank lines. The principal source of the parent company’s cash flow is dividends from its subsidiaries. These dividends may be impacted by the parent’s or the subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. The parent also may draw on approved lines of credit with several major domestic banks. These lines were unused and totaled $65.0 million and $90.0 million, respectively, as of September 30, 2008 and December 31, 2007. In addition, the Corporation also issues subordinated notes on a regular basis.
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
     Changes in market interest rates may result in changes in the fair value of the Corporation’s financial instruments, cash flows and net interest income. The ALCO is responsible for market risk management: devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. The ALCO manages interest rate risk. The Corporation uses derivative financial instruments for interest rate risk management purposes and not for trading or speculative purposes.
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

     The following table presents the amounts of IEA and IBL as of September 30, 2008 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,645,629	$426,388	$361,862	$618,344	$3,052,213
Investments	32,528	95,310	141,905	156,411	426,154

	1,678,157	521,698	503,767	774,745	3,478,367

Interest Bearing Liabilities (IBL)
Non-maturity deposits	899,131	336,799	—	—	1,235,930
Time deposits	217,516	324,502	371,612	497,608	1,411,238
Borrowings	546,572	16,460	50,651	81,785	695,468

	1,663,219	677,761	422,263	579,393	3,342,636

Period Gap	$14,938	$(156,063)	$81,504	$195,352	$135,731

Cumulative Gap	$14,938	$(141,125)	$(59,621)	$135,731

IEA/IBL (Cumulative)	1.01	0.94	0.98	1.04

Cumulative Gap to IEA	0.21%	(1.96)%	(0.83)%	1.88%

     The cumulative twelve-month IEA to IBL ratio changed to 1.04 for September 30, 2008 from 1.03 for December 31, 2007.
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
     The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of September 30, 2008.
     The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	September 30,	December 31,	ALCO
	2008	2007	Guidelines
Net interest income change (12 months):
+ 200 basis points	(1.6)%	(2.0)%	+/-5.0%
+ 100 basis points	(0.3)%	(0.5)%	+/-5.0%
- 100 basis points	(2.4)%	(1.7)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(3.4)%	(4.9)%	—
+ 100 basis points	(0.9)%	(1.5)%	—
- 100 basis points	(2.6)%	(3.3)%	—
     The Corporation’s overall level of interest rate risk is considered to be relatively low and stable. This is evidenced by a stable net interest margin despite the recent market rate volatility. The Corporation has a relatively neutral interest rate risk position which has improved slightly this year.
     During the first nine months of 2008, the ALCO has utilized several strategies to maintain the Corporation’s interest rate risk position at an acceptable level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 49.5% as of December 31, 2007 to 54.4% as of September 30, 2008. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 3.5 years. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. For additional information regarding interest rate swaps, see the Interest Rate Swaps footnote included in this Report.
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
DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
     Following is a summary of deposits and treasury management accounts (in thousands):

	September 30,	December 31,
	2008	2007
Non-interest bearing	$939,561	$626,141
Savings and NOW	2,888,899	2,037,160
Certificates of deposit and other time deposits	2,313,397	1,734,383

Total deposits	6,141,857	4,397,684
Treasury management accounts	384,096	276,552

Total deposits and treasury management accounts	$6,525,953	$4,674,236

     Total deposits and treasury management accounts increased by $1.9 billion or 39.6% to $6.5 billion at September 30, 2008 compared to December 31, 2007, primarily as a result of the Omega and IRGB acquisitions which added $1.3 billion and $253.7 million in deposits, respectively.
LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The Corporation, through its banking affiliate, also operates commercial loan production offices in Pennsylvania and Florida, as well as mortgage loan production offices in Ohio and Tennessee. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $156.3 million or 2.7% of total loans as of September 30, 2008.
     The Corporation had commercial loans in Florida totaling $308.0 million or 5.2% of total loans as of September 30, 2008, which was comprised of the following: unimproved residential land (20.4%), unimproved commercial land (21.6%), income producing commercial real estate (24.3%), residential construction (9.5%), improved land (11.8%), commercial construction (9.2%) and commercial and industrial (3.2%). The weighted average loan-to-value ratio for this portfolio is 70.6% as of September 30, 2008.

     Following is a summary of loans, net of unearned income (in thousands):

	September 30,	June 30,	December 31,
	2008	2008	2007
Commercial	$3,228,768	$3,034,558	$2,232,860
Direct installment	1,095,115	1,102,654	941,249
Residential mortgages	647,259	638,972	465,881
Indirect installment	514,007	464,825	427,663
Consumer lines of credit	325,284	307,881	251,100
Other	65,608	57,519	25,482

	$5,876,041	$5,606,409	$4,344,235

     Unearned income on loans was $33.3 million and $25.7 million at September 30, 2008 and December 31, 2007, respectively.
     Total loans increased by $1.5 billion or 35.3% to $5.9 billion at September 30, 2008 from December 31, 2007. This growth was primarily the result of the Omega and IRGB acquisitions which added $1.1 billion and $167.1 million in loans, respectively.
     The majority of the Corporation’s loan portfolio consists of commercial loans, which includes commercial real estate loans and commercial and industrial loans. As of September 30, 2008 and December 31, 2007, commercial real estate loans were $2.0 billion and $1.4 billion, or 33.9% and 32.1% of total loans, respectively. Approximately 45.4% of the commercial real estate loans are owner occupied, while the remaining 54.6% are non-owner occupied.
SECURITIES AVAILABLE FOR SALE
     Securities available for sale increased to $505.6 million at September 30, 2008 from $358.4 million at December 31, 2007. The increase is primarily attributable to the Omega and IRGB acquisitions. Available for sale securities are in an unrealized loss position of $24.5 million at September 30, 2008 compared to an unrealized loss of $5.1 million at December 31, 2007. The majority of the increase in unrealized losses relate to corporate debt securities, specifically single-issuer and pooled trust preferred securities. Management has evaluated the declines in fair value at September 30, 2008 and has concluded that the losses are temporary. Depending on the individual security, increases in defaults or interest deferrals ranging from 88% to 765% in the pools underlying the trust preferred securities may cause adverse changes in the estimated cash flows of these securities resulting in impairment charges in future periods.
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

     Following is a summary of non-performing assets (in thousands):

	September 30,	December 31,
	2008	2007
Non-accrual loans	$74,161	$29,211
Restructured loans	3,733	3,468

Total non-performing loans	77,894	32,679
Other real estate owned	14,338	8,052

Total non-performing assets	$92,232	$40,731

Asset quality ratios:
Non-performing loans as a percent of total loans	1.33%	0.75%
Non-performing assets as a percent of total loans + OREO	1.57%	0.94%
     The $51.5 million increase in non-performing loans is primarily the result of Florida loans totaling $28.6 million being placed on non-accrual during 2008 combined with $21.9 million from acquired portfolios. As of September 30, 2008, non-performing assets for the Florida portfolio totaled $35.0 million, or 38.0% of the Corporation’s total non-performing assets.
     Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

	September 30,	December 31,
	2008	2007
Loans 90 days or more past due	$9,965	$7,540
As a percentage of total loans	0.17%	0.17%
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
     Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$71,484	$51,252	$52,806	$52,575
Addition from acquisitions	1,080	—	12,324	21
Charge-offs	(4,942)	(3,531)	(13,778)	(10,037)
Recoveries	619	625	2,330	2,102

Net charge-offs	(4,323)	(2,906)	(11,448)	(7,935)
Provision for loan losses	6,514	3,776	21,073	7,461

Balance at end of period	$74,755	$52,122	$74,755	$52,122

Allowance for loan losses to:
Total loans, net of unearned income			1.27%	1.20%
Non-performing loans			95.97%	210.03%
     At September 30, 2008 and 2007, there were $15.3 million and $3.4 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
     The allowance for loan losses at September 30, 2008 increased $22.6 million, representing a 43.4% increase in the reserve for loan losses since September 30, 2007. The allowance for loan losses at September 30, 2008 increased $21.9 million or 41.6% from December 31, 2007. The increase in the allowance since September 30, 2007 and December 31, 2007 reflects $12.3 million added from the acquisitions of Omega and IRGB combined with $6.0 million relating to the Corporation’s Florida loan portfolio.
     While the dollar amount of the allowance for loan losses at September 30, 2008 increased compared to September 30, 2007, as a percentage of non-performing loans, it declined to 95.97% from 210.03% one year ago. The decrease in this ratio reflects the increase in non-performing loans from a very low level in 2007 and the effect of acquisitions in 2008, including impaired loans acquired that have no associated allowance for loan losses in accordance with SOP 03-3.
     Charge-offs reflect the realization of losses in the portfolio that were estimated previously through provisions for credit losses. Loans charged off during the first nine months of 2008 increased $3.7 million from the same period in 2007 to $13.8 million. Total charge-offs for the nine months ended September 30, 2008 included $8.9 million at FNBPA and $4.9 million at Regency. Net charge-offs (annualized) as a percentage of average loans increased to 0.29% for the first nine months of 2008 compared to 0.25% for the same period of 2007.
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
     The Corporation has an effective shelf registration statement filed with the Securities and Exchange Commission. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or trust preferred securities having a total dollar value up to $200.0 million. As of September 30, 2008, the Corporation has not issued any such stock or securities.
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
     The Corporation’s management believes that, as of September 30, 2008 and December 31, 2007, the Corporation and FNBPA met all capital adequacy requirements to which either of them were subject.
     As of September 30, 2008, the most recent notification from the Federal Banking Agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification that management believes have changed this categorization.
     Following are the capital ratios as of September 30, 2008 and December 31, 2007 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$700,827	11.6%	$605,429	10.0%	$484,343	8.0%
FNBPA	623,491	10.5%	592,132	10.0%	473,706	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	614,116	10.1%	363,257	6.0%	242,171	4.0%
FNBPA	554,226	9.4%	355,279	6.0%	236,853	4.0%

Leverage Ratio:
F.N.B. Corporation	614,116	8.0%	385,440	5.0%	308,352	4.0%
FNBPA	554,226	7.4%	376,467	5.0%	301,173	4.0%

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2007
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$501,400	11.5%	$437,905	10.0%	$350,324	8.0%
FNBPA	460,834	10.8%	426,062	10.0%	340,849	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	436,758	10.0%	262,743	6.0%	175,162	4.0%
FNBPA	414,228	9.7%	255,637	6.0%	170,425	4.0%

Leverage Ratio:
F.N.B. Corporation	436,758	7.5%	292,482	5.0%	233,985	4.0%
FNBPA	414,228	7.3%	284,200	5.0%	227,360	4.0%
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
     CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2008, as required by paragraph (d) of
Rules 13a - 15 and 15d - 15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
     Based on information currently available, advice of counsel, available insurance coverage and established reserves, the Corporation does not anticipate, at the present time, that the aggregate liability, if any, arising out of such legal proceedings will have a material adverse effect on the Corporation’s consolidated financial position. However, the Corporation cannot determine whether or not any claims asserted against it will have a material adverse effect on its consolidated results of operations in any future reporting period. It is possible, in the event of unexpected future developments, that the ultimate resolution of these matters, if unfavorable, may have a material adverse effect on the Corporation’s consolidated results of operations for a particular period.
ITEM 1A. RISK FACTORS
     In addition to the risk factor detailed below, see “Item 1A. Risk Factors” in the Corporation’s 2007 Annual Report on Form 10-K filed with the Commission on February 29, 2008.
The Corporation May Be Adversely Affected by the Current Economic and Market Conditions
The recent national and global economic downturn has resulted in unprecedented levels of financial market volatility which may depress the market value of financial institutions, limit access to capital or have a material adverse effect on the financial condition or results of operations of banking companies. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate the Corporation’s exposure to credit risk. The U. S. Treasury Department and Federal Deposit Insurance Corporation (FDIC) have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to the Corporation’s participation in or access to such programs and their subsequent impact on the Corporation also remain uncertain.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     NONE
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     NONE
ITEM 5. OTHER INFORMATION
     NONE

ITEM 6. EXHIBITS
3.2	Amended By-laws of F.N.B. Corporation, filed as Exhibit 10.3 to the Corporation’s Current Report on Form 8-K/A filed on September 25, 2008 and incorporated by reference herein.
10.1	Form of Indemnification Agreement for directors, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K/A filed on September 25, 2008 and incorporated by reference herein.
10.2	Form of Indemnification Agreement for officers, filed as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K/A filed on September 25, 2008 and incorporated by reference herein.
11	Computation of Per Share Earnings *
15	Letter Re: Unaudited Interim Financial Information. (filed herewith).
31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).
31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).
32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).
32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	This information is provided under the heading “Earnings Per Share” in Item 1, Part I in this Report on Form 10-Q.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

(Registrant)

Dated: November 7, 2008	/s/Robert V. New, Jr.

Robert V. New, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2008	/s/Brian F. Lilly

Brian F. Lilly
Chief Financial Officer
(Principal Financial Officer)

Dated: November 7, 2008	/s/Vincent J. Calabrese

Vincent J. Calabrese
Corporate Controller
(Principal Accounting Officer)