Form 10-K
period 2008-12-31
FNB CORP/FL/
filed 2009-03-02
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2008, determined using a per share closing price on that date of $11.78, as quoted on the New York Stock Exchange, was $956,311,874.

As of January 31, 2009, the registrant had outstanding 89,695,788 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement of F.N.B. Corporation to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 20, 2009 (Proxy Statement) are incorporated by reference into Part III, items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. The Proxy Statement will be filed with the Securities and Exchange Commission on or before April 30, 2009.

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

The Corporation was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2008, the Corporation had 225 Community Banking offices in Pennsylvania and Ohio and 58 Consumer Finance offices in those states and Tennessee. The Corporation, through its Community Banking affiliate, also had 6 commercial loan production offices in Pennsylvania and Florida and two mortgage loan production offices in Ohio and Tennessee as of that date.

On April 1, 2008, the Corporation completed its acquisition of Omega Financial Corporation (Omega), a diversified financial services company based in State College, Pennsylvania. On the acquisition date, Omega had $1.8 billion in assets, which included $1.1 billion in loans, and $1.3 billion in deposits. The all-stock transaction, valued at approximately $388.2 million, resulted in the Corporation issuing 25,362,525 shares of its common stock in exchange for 12,544,150 shares of Omega common stock. The assets and liabilities of Omega were recorded on the Corporation’s balance sheet at their fair values as of April 1, 2008, the acquisition date, and Omega’s results of operations have been included in the Corporation’s consolidated statement of income since then. Omega’s banking subsidiary, Omega Bank, was merged into First National Bank of Pennsylvania (FNBPA) on April 1, 2008.

On August 16, 2008, the Corporation completed its acquisition of Iron and Glass Bancorp, Inc. (IRGB), a bank holding company based in Pittsburgh, Pennsylvania. On the acquisition date, IRGB had $301.7 million in assets, which included $168.8 million in loans, and $252.3 million in deposits. The transaction, valued at $83.7 million, resulted in the Corporation paying $36.7 million in cash and issuing 3,176,990 shares of its common stock in exchange for 1,125,026 shares of IRGB common stock. The assets and liabilities of IRGB were recorded on the Corporation’s balance sheet at their fair values as of August 16, 2008, the acquisition date, and IRGB’s results of operations have been included in the Corporation’s consolidated statement of income since then. IRGB’s banking subsidiary, Iron and Glass Bank, was merged into FNBPA on August 16, 2008.

The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-sized businesses in its market areas. The Corporation’s business strategy focuses primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation seeks to maintain its community orientation by providing local management with certain autonomy in decision-making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. However, while the Corporation seeks to preserve some decision-making at a local level, it has established centralized legal, loan review and underwriting, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes has enabled the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

As of December 31, 2008, the Corporation had total assets of $8.4 billion, loans of $5.8 billion and deposits of $6.1 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

Recent Developments

On January 9, 2009, the Corporation received a $100.0 million investment as part of its voluntary participation in the United States Treasury Department’s (U.S. Treasury) Capital Purchase Program (CPP) implemented pursuant to the Emergency Economic Stabilization Act (EESA) enacted on October 3, 2008.

The CPP is a voluntary program implemented by the U.S. Treasury in October 2008 and is available to qualifying financial institutions. As part of the transaction completed on January 9, 2009, the U.S. Treasury purchased 100,000 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series C (Preferred Series C Stock) and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock, for an aggregate purchase price of $100.0 million. The Preferred Series C Stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter. The dividends on the Preferred Series C Stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. In the event dividends on the Preferred Series C Stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to the Corporation’s Board of Directors and such right shall end when all accrued and unpaid dividends have been paid in full. The warrant has a ten year term and an exercise price of $11.52 per share of the Corporation’s common stock. The uniform terms and conditions for all CPP participants are publicly available at the U.S. Treasury website at:
http://www.treas.gov/press/releases/reports/document5hp1207.pdf.

In addition, pursuant to the terms of the Securities Purchase Agreement, the Corporation adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock that may be issued pursuant to the warrant. However, the Securities Purchase Agreement and all related documents may be amended unilaterally by the U.S. Treasury to comply with the American Recovery and Reinvestment Act of 2009, which was signed into law by the President on February 17, 2009, and which amended the executive compensation and corporate governance standards previously set forth by the EESA and subsequent U.S. Treasury regulations. The U.S. Treasury is expected to issue regulations to comply with those standards, which generally apply to the Corporation’s top five most highly compensated employees, or senior executive officers, and extend in certain contexts to cover up to the next twenty most highly compensated employees.

The standards include (1) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of the institution; (2) requiring the clawback of any bonus, retention award, or incentive compensation paid to a senior executive officer or any of the next twenty most highly compensated employees based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate; (3) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive officer; (4) prohibiting severance payments to a senior executive officer or any of the next five most highly compensated employees; (5) prohibiting the payment or accrual of any bonus, retention award, or incentive compensation to a senior executive officer (except for payments of long-term restricted stock, provided that the award does not vest while the U.S. Treasury’s funds are outstanding and the award does not have a value greater than one third of the receiving employee’s total annual compensation); (6) prohibiting any compensation plan that encourages manipulation of the financial institution’s reporting earnings to enhance the compensation of any of its employees; (7) requiring the establishment of a Board Compensation Committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans, which must meet at least semiannually to discuss and evaluate employee compensation plans in light of any risk posed by such plans to the financial institution; (8) requiring the chief executive officer and chief financial officer of the financial institution to file a written certification of compliance with these standards with its annual filings required under the securities laws; (9) adopting a company-wide policy regarding excessive or luxury expenditures; (10) permitting a separate, non-binding shareholder vote to approve compensation of executives as disclosed pursuant to the compensation disclosure rules of the Securities and Exchange Commission (SEC); and (11) allowing the U.S. Treasury Secretary to review bonuses, retention awards, and other compensation paid to a senior executive officer or any of the next twenty most highly compensated employees prior to February 17, 2009, to determine whether any such payment was inconsistent with the purposes of the TARP or was otherwise contrary to the public interest, and if so, to engage in negotiations with the financial institution and the receiving employee for appropriate reimbursement to the federal government.

The standards above do not apply to prohibit any bonus payment required to be paid pursuant to a valid written employment contract executed on or before February 11, 2009.

The executive compensation and corporate governance restrictions will apply so long as the U.S. Treasury owns any of the Corporation’s debt or equity securities acquired in connection with the transactions described herein, including the Preferred Series C Stock or any shares of the Corporation’s common stock issued upon exercise of the warrant; however, the restrictions will not apply during any period in which the U.S. Treasury only holds the warrant to purchase the Corporation’s common stock. Accordingly, the Corporation could be subject to these restrictions for an indefinite period of time. Further, the Securities Purchase Agreement and all related documents may be further amended unilaterally by the U.S. Treasury to the extent required to comply with any changes to the applicable federal statutes. Any such amendments may provide for additional executive compensation and corporate governance standards or modify the standards set forth above.

Business Segments

In addition to the following information relating to the Corporation’s business segments, information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2008, the Community Banking segment consisted of a regional community bank. The Wealth Management segment, as of that date, consisted of a trust company, a registered investment advisor and a subsidiary that offered broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consisted of an insurance agency and a reinsurer as of that date. The Consumer Finance segment consisted of a multi-state consumer finance company as of that date.

Community Banking

The Corporation’s Community Banking segment consists of FNBPA, which offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

The goal of Community Banking is to generate high quality, profitable revenue growth through increased business with its current customers, attract new customer relationships through FNBPA’s current branches and loan production offices and expand into new and existing markets through de novo branch openings, acquisitions and the establishment of additional loan production offices. Consistent with this strategy, on August 16, 2008, April 1, 2008 and May 26, 2006, the Corporation completed its acquisitions of IRGB, Omega and The Legacy Bank (Legacy), respectively. For information pertaining to these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. In addition, the Corporation considers Community Banking a fundamental source of revenue opportunity through the cross-selling of products and services offered by the Corporation’s other business segments.

As of December 31, 2008, the Corporation operates its Community Banking business through a network of 225 branches in Pennsylvania and Ohio, including eight branches acquired in the IRGB acquisition and 62 branches acquired in the Omega acquisition.

Community Banking also includes five commercial loan production offices in Florida, one commercial loan production office in Pennsylvania, one mortgage loan production office in Ohio and one mortgage loan production office in Tennessee. The underwriting for all loan production offices is centrally performed.

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

Wealth Management

The Corporation’s Wealth Management segment delivers comprehensive wealth management services to individuals, corporations and retirement funds as well as existing customers of Community Banking. Wealth Management provides services to individuals and businesses located within the Corporation’s geographic markets.

The Corporation’s Wealth Management operations are conducted through three subsidiaries of the Corporation. The Corporation’s trust subsidiary, First National Trust Company (FNTC), provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2008, the market value of trust assets under management was approximately $2.1 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

The Corporation’s Wealth Management segment also includes two other wholly-owned subsidiaries. First National Investment Services Company, LLC offers a broad array of investment products and services for customers of Wealth Management through a networking relationship with a third-party licensed brokerage firm. F.N.B. Investment Advisors, Inc. (Investment Advisors), an investment advisor registered with the SEC, offers customers of Wealth Management objective investment programs featuring mutual funds, annuities, stocks and bonds.

No material portion of the business of Wealth Management has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Wealth Management would not have a material adverse effect on the Wealth Management segment or on the Corporation.

Insurance

The Corporation’s Insurance segment operates principally through First National Insurance Agency, LLC (FNIA), which is a wholly-owned subsidiary of the Corporation. FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within the Corporation’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels.

The Corporation’s Insurance segment also includes a reinsurance subsidiary, Penn-Ohio Life Insurance Company (Penn-Ohio). Penn-Ohio underwrites, as a reinsurer, credit life and accident and health insurance sold by the Corporation’s lending subsidiaries. Additionally, FNBPA owns a direct subsidiary, First National Corporation, which offers title insurance products.

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

Other

The Corporation also has seven other subsidiaries. F.N.B. Statutory Trust I and F.N.B. Statutory Trust II were established by the Corporation to issue trust preferred securities to third-party investors. As a result of the Omega acquisition, the Corporation acquired Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I, which also issue trust preferred securities to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay the subordinated notes through which loans in the Consumer Finance segment are funded. F.N.B. Capital Corporation, LLC (FNB Capital) offers financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation primarily operates in Pennsylvania and northeastern Ohio. This area is served by several major interstate highways and is located at the approximate midpoint between New York City and Chicago. The primary market area served by the Corporation also extends to the Great Lakes shipping port of Erie, the Pennsylvania state capital of Harrisburg and the Greater Pittsburgh International Airport. The Corporation also has five commercial loan production offices in Florida, one commercial loan production office in Pennsylvania one mortgage loan production office in Ohio and one mortgage loan production office in Tennessee. In addition to Pennsylvania and northeastern Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and central and southern Ohio.

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

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services and protecting the security of customer information, but also in processing information. The Corporation and each of its subsidiaries must continually make technological investments to remain competitive in the financial services industry.

Mergers and Acquisitions

See the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Employees

As of January 31, 2009, the Corporation and its subsidiaries had 2,009 full-time and 488 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

Government Supervision and Regulation

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their subsidiaries and to companies engaged in securities and insurance activities and provides certain specific information about the Corporation. The bank regulatory framework is intended primarily for the protection of depositors through the federal deposit insurance guarantee, and not for the protection of security holders. Numerous laws and regulations govern the operations of financial services institutions and their holding companies. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. A change in applicable statutes, regulations or regulatory policy may have a material effect on the business of the Corporation.

General

The Corporation is a legal entity separate and distinct from its subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB). The Corporation is also subject to regulation by the SEC as a result of the Corporation’s status as a public company and due to the nature of the business activities of certain of the Corporation’s subsidiaries. The Corporation’s common stock is listed on the New York Stock Exchange (NYSE) under the trading symbol “FNB” and the Corporation is subject to the rules of the NYSE for listed companies.

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

As a result of the GLB Act, which repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act which imposed restrictions on banking organizations’ ability to engage in certain types of activities, bank holding companies such as the Corporation now have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the FRB in consultation with the Secretary of the Treasury determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

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

The FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, merchant banking operations, investment companies, insurance companies and banks, are subject to the jurisdiction of various federal and state “functional” regulators.

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

Subject to certain restrictions, the Interstate Banking Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. During 2008, the Corporation had one retail subsidiary national bank, FNBPA. FNBPA owns and operates eleven interstate branch offices within Ohio.

Capital and Operational Requirements

The FRB, the OCC and the FDIC issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB’s risk-based guidelines are based on a three-tier capital framework. Tier 1 capital includes common stockholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses of up to 1.25 percent of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum.

The Corporation, like other bank holding companies, currently is required to maintain Tier 1 capital and total capital (the sum of Tier 1, Tier 2 and Tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance-sheet items). Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. At December 31, 2008, the Corporation’s Tier 1 and total capital ratios under these guidelines were 9.69% and 11.13%, respectively. At December 31, 2008, the Corporation had $199.0 million of capital securities that qualified as Tier 1 capital and $10.5 million of subordinated debt that qualified as Tier 2 capital.

Bank holding companies and banks are also required to comply with minimum leverage ratio requirements. The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets (as defined for regulatory purposes). Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well-capitalized. The Corporation’s leverage ratio at December 31, 2008 was 7.34%, and as such, the Corporation meets its leverage ratio requirements.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, classifies insured depository institutions into five capital categories (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the respective federal regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital-raising requirements, restrictions on its business and a variety of enforcement remedies, including the termination of deposit insurance by the FDIC, and in certain circumstances the appointment of a conservator or receiver. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, the obligation under such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2008.

The federal bank regulatory authorities’ risk based capital guidelines are based upon the 1998 Capital Accord of the Basel Committee on Banking Supervision, or “Basel I”. In 2004, federal bank regulators issued a proposed new framework for risk-based capital adequacy, sometimes referred to as “Basel II.” In July 2007, regulators announced their current plan for implementing the most advanced approach under Basel II for banks with over $250 billion in assets or over $10 billion in foreign exposure. In July 2008, regulators proposed rules allowing smaller financial institutions, such as the Corporation and its bank subsidiaries, to select between the current method of calculating risked-based capital (“Basel I”) and a “standardized” approach under Basel II. As proposed, the Basel II standardized approach would lower risk weightings for certain categories of assets (including mortgages) from the weightings reflected in Basel I, but unlike Basel I would require an explicit capital charge for operational risk. The comment period for this “standardized approach” proposal expired on October 27, 2008, but the rule has not yet been finalized. The Corporation and its subsidiaries have not determined whether they will elect to apply the Basel II standardized approach.

When determining the adequacy of an institution’s capital, federal regulators must also take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks. This evaluation is made as a part of the institution’s regular safety and soundness examination. In addition, the Corporation, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Deposit Insurance and Premiums

The deposits of FNBPA are insured to the maximum extent permitted by the Deposit Insurance Fund, which is administered by the FDIC. Insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital: “well-capitalized,” “adequately capitalized” and “undercapitalized.” There are also three supervisory groups generally based on an institution’s CAMELS composite rating. Assessment rates for insured institutions are determined semi-annually by the FDIC and as of December 31, 2008 ranged from five basis points for well-capitalized and well-managed institutions with no substantial supervisory concerns to 43 basis points for undercapitalized institutions with substantial supervisory concerns.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize a predecessor to the Deposit Insurance Fund. The assessment rate for the third quarter of 2008 was 0.0028% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation’s bonds mature in 2019.

On October 7, 2008, the FDIC adopted a restoration plan designed to replenish the Deposit Insurance Fund over a period of five years and to increase the deposit insurance reserve ratio, which had decreased to 1.01% of insured deposits on June 30, 2008, to the statutory minimum of 1.15% of insured deposits by December 31, 2013. In order to implement the restoration plan, the FDIC proposes to change both its risk-based assessment system and its base assessment rates. Under the FDIC’s proposed restoration plan, new base assessment rates would increase in 2009. For the first quarter of 2009, rates would increase uniformly by 7 basis points. Beginning April 1, 2009, the rates would range from 10-14 basis points for Risk Category I institutions, such as FNBPA, to 45 basis points for Risk Category IV institutions. Changes to the risk-based assessment system would include increasing premiums for institutions that rely on excessive amounts of brokered deposits, including the Promontory’s Certificate of Deposit Account Registry Services (CDARS), increasing premiums for excessive use of secured liabilities, including Federal Home Loan Bank (FHLB) advances, lowering premiums for smaller institutions with very high capital levels and adding financial ratios and debt issuer ratings to the premium calculations for banks with over $10 billion in assets, while providing a reduction for their unsecured debt.

Emergency Economic Stabilization Act of 2008

Pursuant to the authority granted under the EESA, the Secretary of the Treasury created the CPP, enacted as part of the Troubled Asset Relief Program (TARP), under which the U.S. Treasury will invest up to $250 billion in senior preferred stock of qualifying U.S. banks and savings associations or their holding companies. Such financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets. The senior preferred stock will pay dividends at a rate of 5% per annum until the fifth anniversary of the investment and thereafter at a rate of 9% per annum. The senior preferred stock may not be redeemed for three years except with the proceeds from an offering of common stock or preferred stock qualifying as Tier 1 capital in an amount equal to not less than 25% of the amount of the senior preferred. After three years, the senior preferred may be redeemed at any time in whole or in part by the financial institution. No dividends may be paid on common stock unless dividends have been paid on the senior preferred stock. Until the third anniversary of the issuance of the senior preferred stock, the consent of the U.S. Treasury will be required for any increase in the dividends on the common stock or for any stock repurchases unless the senior preferred stock has been redeemed in its entirety or the U.S. Treasury has transferred the senior preferred stock to third parties. The senior preferred stock will not have voting rights other than the right to vote as a class on the issuance of any preferred stock ranking senior to such stock, any change in its terms, or any merger, exchange or similar transaction that would adversely affect its rights. The senior preferred stock will also have the right to elect two directors to the financial institution’s Board of Directors if dividends have not been paid for six periods, whether or not consecutive. The senior preferred stock will be freely transferable and participating institutions will be required to file a shelf registration statement covering the senior preferred stock. The issuing institution must grant the Treasury piggyback registration rights with respect to the senior preferred stock. Prior to issuance, the financial institution and its senior executive officers must modify or terminate all benefit plans and arrangements to comply with EESA requirements. Senior executives must also waive any claims against the U.S. Treasury.

In connection with the issuance of the senior preferred stock, participating institutions must issue to the U.S. Treasury immediately exercisable 10-year warrants to purchase common stock with an aggregate market price equal to 15% of the amount of the senior preferred stock. The exercise price of the warrants will equal the market price of the common stock on the date of the investment. The U.S. Treasury may only exercise or transfer one-half of the warrants prior to the earlier of December 31, 2009 or the date the issuing financial institution has received proceeds equal to the senior preferred investment from one or more offerings of common or preferred stock qualifying as Tier 1 capital. The U.S. Treasury will not exercise voting rights with respect to any shares of common stock acquired through the exercise of the warrants. The financial institution must file a shelf registration statement covering the warrants and underlying common stock as soon as practicable after issuance and grant piggyback registration rights to the U.S. Treasury. The number of warrants will be reduced by one-half if the financial institution raises capital equal to the amount of the senior preferred through one or more offerings of common stock or preferred stock qualifying as Tier 1 capital. If the financial institution does not have sufficient authorized shares of common stock available to satisfy the warrants or their issuance otherwise requires shareholder approval, the financial institution must call a meeting of shareholders for that purpose as soon as practicable after the date of investment. The exercise price of the warrants will be reduced by 15% for each six months that lapse before shareholder approval is obtained subject to a maximum reduction of 45%.

The Corporation has elected to participate in the CPP and the details concerning the Corporation’s CPP participation are described under the Recent Developments caption in the Business section in Item 1 of this Report.

With respect to deposit insurance, the EESA authorizes the FDIC to increase the maximum deposit insurance amount up to $250,000 until December 31, 2009, and removes the statutory limits on the FDIC’s ability to borrow from the U.S. Treasury during this period. The FDIC has authorized the increase in the maximum deposit insurance amount. The FDIC, however, may not take the temporary increase in deposit insurance coverage into account when setting assessments. EESA allows financial institutions to treat any losses on certain sales or exchanges of the preferred stock of the Federal National Mortgage Association or Federal Home Loan Mortgage Corporation as an ordinary loss for tax purposes. In a related action, the FDIC established a Temporary Liquidity Guarantee Program (TLGP) under which the FDIC provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. The Corporation has elected to participate in the CPP and has opted to participate in the TLGP.

Financial Stability Plan

On February 10, 2009, the U.S. Treasury announced the Financial Stability Plan, a program designed to further strengthen the financial system through additional capital injections into banks, creation of a public-private investment fund to purchase troubled assets, establishment of guidelines for mortgage modification, and the expansion of a FRB lending program aimed at small businesses and communities.

The Administration is expected to move rapidly to develop and expound the details of the Financial Stability Plan. The current plan “fact sheet” indicates that major U.S. banking organizations (those with assets in excess of $100 billion) will be required to undergo a coordinated regulatory review which will include a comprehensive balance sheet “stress test.” In addition, the fact sheet indicates that the Financial Stability Plan will call for greater transparency, accountability, and conditionality for firms receiving assistance under the programs. However, it specifically provides that these new standards will apply going forward, and are not retroactive.

New Executive Compensation Requirements

The TARP Reform and Accountability Act of 2009 modifies the restrictions on the Corporation with regard to standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued under the Securities Purchase Agreement, including the common stock which may be issued pursuant to the warrant, but not during any period during which the U.S. Treasury holds only warrants to purchase common stock of the Corporation. These standards generally apply to the top five most highly compensated executives of the Corporation whose compensation is required to be disclosed under the Securities Exchange Act of 1934, and any regulations issued thereunder.

The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; and (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains, or other criteria that are later proven to be materially inaccurate. In addition, during the period in which any obligation arising from the CPP remains outstanding, the standards shall also include (1) prohibition on making golden parachute payments to senior executives and the next five most highly-compensated employees of the Corporation, and (2) prohibition on paying or accruing any bonus, retention award, or incentive compensation, other than payment of long-term restricted stock meeting certain criteria, for certain employees of the financial institution. In the case of the Corporation, the latter prohibition shall apply to at least its five most highly-compensated employees. However, the prohibition does not apply retroactively to preexisting employment contracts.

The Corporation is required to establish a Board Compensation Committee comprised entirely of independent directors, which shall meet at least semiannually to review and evaluate employee compensation plans in light of the requirements. Finally, during the period in which any obligation arising from the CPP remains outstanding, the Corporation shall, in any proxy or consent or authorization for an annual or other meeting of the shareholders, permit a separate shareholder vote to approve the compensation of executives, but the vote shall not be binding on, and may not be construed as overruling a decision by, the board of directors.

Community Reinvestment Act

The Community Reinvestment Act of 1977, or the CRA, requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001, or the USA Patriot Act, substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The U.S. Treasury has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The United States has instituted economic sanctions which affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC rules” because they are administered by the U.S. Treasury Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution.

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

Dividend Restrictions

The Corporation’s primary source of funds for cash distributions to its stockholders, and funds used to pay principal and interest on its indebtedness, is dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to the Corporation. FNBPA is subject to various regulatory policies and requirements relating to the payment of dividends, including requirements to maintain capital above regulatory minimums. Additionally, FNBPA requires prior approval of the OCC for the payment of a dividend if the total of all dividends declared in a calendar year would exceed the total of its net income for the year combined with its retained net income for the two preceding years. The appropriate federal regulatory agency may determine under certain circumstances that the payment of dividends would be an unsafe or unsound practice and prohibit payment thereof. In addition to dividends from FNBPA, other sources of parent company liquidity for the Corporation include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries.

In addition, the ability of the Corporation and FNBPA to pay dividends may be affected by the various minimum capital requirements and the capital and non-capital standards established under FDICIA and the terms of the CPP, as described above. The right of the Corporation, its stockholders and its creditors to participate in any distribution of the assets or earnings of the Corporation’s subsidiaries is further subject to the prior claims of creditors of the respective subsidiaries.

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

Securities and Exchange Commission

The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of the business activities of certain subsidiaries.

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

Insurance Agencies

FNIA is subject to licensing requirements and extensive regulation under the laws of the Commonwealth of Pennsylvania and the various states in which FNIA conducts business. These laws and regulations are primarily for the benefit of policyholders. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, such authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including the violation of such regulations or the conviction of certain crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Penn-Ohio is subject to examination on a triennial basis by the Arizona Department of Insurance. Representatives of the Arizona Department of Insurance periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under the applicable Arizona statutes.

Merchant Banking

FNB Capital is subject to regulation and examination by the FRB and is subject to rules and regulations issued by FINRA.

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

Available Information

The Corporation maintains a website at www.fnbcorporation.com. The Corporation makes available on its website, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to any of the foregoing) as soon as practicable after such reports are filed with or furnished to the SEC. These reports are available on the Corporation’s website at www.fnbcorporation.com and are also available to stockholders, free of charge, upon written request to F.N.B. Corporation, Attn: David B. Mogle, Corporate Secretary, One F.N.B. Boulevard, Hermitage, PA

16148. A fee to cover the Corporation’s reproduction costs will be charged for any requested exhibits to these documents. The public may read and copy the materials the Corporation files with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also read and copy the materials the Corporation files with the SEC by visiting the SEC’s website at www.sec.gov. The Corporation’s common stock is traded on the NYSE under the symbol “FNB”. The Corporation filed the certifications of its Chief Executive Officer (CEO) and Chief Financial Officer (CFO) required pursuant to Section 302 of the Sarbanes Oxley Act of 2002 with respect to its Annual Report on Form 10-K for 2007 with the SEC as exhibits to that Report and has filed certifications required by Section 302 of that Act with respect to this Annual Report on Form 10-K as exhibits to this Report. The Corporation’s CEO submitted the required annual CEO Certification, without qualification, regarding the NYSE’s corporate governance listing standards to the NYSE within 30 days of the 2008 annual shareholders’ meeting. The Corporation’s Code of Business Conduct and Ethics, the Charters of its Audit, Compensation, Corporate Governance and Nominating Committees and the Corporation’s Corporate Governance Guidelines are available on the Corporation’s website and in printed form upon request.

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

The Corporation’s risk management process is supported through a governance structure involving its Board of Directors and senior management. The Corporation’s Risk Committee, which is comprised of various members of the Board of Directors, helps insure that business decisions within the organization are executed within the Corporation’s desired risk profile. The Risk Committee has the following key roles:

•	facilitate the identification, assessment and monitoring of risk across the Corporation;
•	provide support and oversight to the Corporation’s businesses; and
•	identify and implement risk management best practices, as appropriate.

Additionally, FNBPA has a Risk Management Committee comprised of senior management to provide more day-to-day oversight to specific areas of risk with respect to the level of risk and risk management structure. The Risk Management Committee reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise risk profile of the Corporation and other relevant risk management issues. The Corporation’s audit function performs an independent assessment of the internal control environment. Moreover, the Corporation’s audit function plays a critical role in risk management, testing the operation of internal control systems and reporting findings to management and to the Corporation’s Audit Committee. Both the Corporation’s Risk

Committee and FNBPA’s Risk Management Committee regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on actions needed to address key risk issues.

The following are the most significant risk factors that affect the Corporation. These risk factors are also discussed further in other parts of this Report.

Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact the Corporation’s results of operations.

The recent national and global economic downturn has resulted in unprecedented levels of financial market volatility which may depress the market value of financial institutions, limit access to capital or have a material adverse effect on the financial condition or results of operations of banking companies. In addition, the possible duration and severity of the adverse economic cycle is unknown and may exacerbate the Corporation’s exposure to credit risk. The U.S. Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Details as to the Corporation’s future participation in or access to such programs and their subsequent impact on the Corporation also remain uncertain.

The competition for deposits has increased significantly due to liquidity concerns at many financial institutions. Stock prices of bank holding companies, like the Corporation, have been negatively affected by the current condition of the financial markets, as has the Corporation’s ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends regarding lending and funding practices and liquidity standards identified in examinations, including issuing many formal enforcement actions. Negative developments in the financial services industry and the impact of potential new legislation and regulations in response to those developments could negatively impact the Corporation’s business by restricting its operations, including its ability to originate or sell loans or raise additional capital, and could adversely impact the Corporation’s financial performance.

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

There is no precise method of predicting loan losses. The Corporation can give no assurance that its allowance for loan losses is or will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation attempts to maintain an appropriate allowance for loan losses to provide for estimated losses inherent in its loan portfolio as of the reporting date. The Corporation periodically determines the amount of its allowance for loan losses based upon consideration of several quantitative and qualitative factors including, but not limited to, the following:

•	a regular review of the quality, mix and size of the overall loan portfolio;
•	historical loan loss experience;
•	evaluation of non-performing loans;
•	geographic concentration;
•	assessment of economic conditions and their effects on the Corporation’s existing portfolio; and
•	the amount and quality of collateral, including guarantees, securing loans.

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

The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of the Corporation’s control, and on its financial performance. Accordingly, there can be no assurance of the Corporation’s ability to expand its operations through internal growth and acquisitions could be materially impaired.

The Corporation may be adversely affected by the downturn in Florida real estate markets.

Many Florida real estate markets, including the markets in Orlando, Fort Myers, Sarasota and Tampa, where the Corporation has loan production offices, declined in value throughout 2008 and may continue to undergo further declines. The Corporation operates five commercial loan production offices in the Florida market and is therefore exposed to the weakening real estate conditions in the Florida geographic region. During a period of prolonged general economic downturn in the Florida market, the Corporation may experience a reduction in loan origination activity in that market and further increases in non-performing assets, net charge-offs and provisions for loan losses.

Recent developments in the mortgage market have increased the volatility of the Corporation’s stock price and may affect the Corporation’s ability to originate loans as well as the profitability of loans in the Corporation’s pipeline.

The mortgage lending industry has experienced a significant increase in delinquencies. The decline in credit quality is most noteworthy among subprime lenders. Generally, the Corporation has not originated residential mortgage loans with FICO credit scores below 620, except for a minimal number of loans that were related to the Corporation’s obligation under the CRA. Recent reports of credit quality, financial solvency and other problems among subprime lenders have increased volatility in the stock market. If the subprime segment continues to have problems in the future and/or credit quality problems spread to other industry segments, including lenders who make reduced documentation loans to prime credit quality borrowers, there could be a prolonged decrease in the demand for the Corporation’s loans in the secondary market, adversely affecting the Corporation’s earnings and negatively impacting the price of the Corporation’s common stock.

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

The actions of the U.S. Government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and the Corporation’s results of operations could be adversely affected.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress recently enacted the EESA. The EESA provides the U.S. Secretary of the Treasury with the authority to establish the TARP to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the FRB, determines the purchase of which is necessary to promote financial market stability. As of the date hereof, the U.S. Treasury has determined not to purchase troubled assets under the program.

As part of the EESA, the U.S. Treasury has developed a CPP to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The CPP was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also increases the insurance coverage of deposit accounts to $250,000 per depositor. In a related action, the FDIC established a TLGP under which the FDIC provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. The Corporation has elected to participate in the CPP and has opted to participate in the TLGP.

The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of the Corporation and FNBPA. In addition, the EESA may not have the intended beneficial impact on the financial markets or the banking industry. To the extent the market does not respond favorably to the TARP or the program does not function as intended, the Corporation’s prospects and results of operations could be adversely affected.

Because of the Corporation’s participation in U.S. Treasury’s CPP, the Corporation is subject to several restrictions including restrictions on its ability to declare or pay dividends and repurchase its shares as well as restrictions on its executive compensation.

Pursuant to the terms of the Securities Purchase Agreement with the U.S. Treasury, the Corporation’s ability to declare or pay dividends on any of its shares is limited. Specifically, the Corporation is unable to declare dividend payments on common, junior preferred or pari passu preferred shares if it is in arrears on the dividends on the Series C preferred stock. Further, without U.S. Treasury approval, the Corporation is not permitted to increase the quarterly rate of dividends on its common stock to more than $0.24 per share until the third anniversary of the investment unless all of the Series C preferred stock has been redeemed or transferred by U.S. Treasury. In addition, the Corporation’s ability to repurchase its shares is restricted. The consent of the U.S. Treasury generally is required for the Corporation to make any stock repurchase until the third anniversary of the investment by U.S. Treasury unless all of the Series C preferred stock has been redeemed or transferred by U.S. Treasury to a third party. Further, common, junior preferred or pari passu preferred shares may not be repurchased if the Corporation is in arrears on the Series C preferred stock dividends.

In addition, pursuant to the terms of the Securities Purchase Agreement, the Corporation adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock which may be issued pursuant to the warrant. These standards generally apply to the Corporation’s CEO, CFO and the three next most highly compensated senior executive officers. The standards include (1) ensuring that incentive compensation for senior executives does not encourage unnecessary and excessive risks that threaten the value of the financial institution; (2) required clawback of any bonus or incentive compensation paid to a senior executive based on statements of earnings, gains or other criteria that are later proven to be materially inaccurate; (3) prohibition on making golden parachute payments to senior executives; and (4) agreement not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive. In particular, the change to the deductibility limit on executive compensation may increase the overall cost of the Corporation’s compensation programs in future periods.

The executive compensation and corporate governance restrictions will apply so long as the U.S. Treasury owns any of the Corporation’s debt or equity securities acquired in connection with the transactions described herein, including the Series C preferred stock, the warrant or any shares of the Corporation’s common stock issued upon exercise of the warrant. Accordingly, the Corporation could be subject to these restrictions for an indefinite period of time. Further, the Securities Purchase Agreement and all related documents may be amended unilaterally by the U.S. Treasury to the extent required to comply with any changes to the applicable federal statutes. Any such amendments may provide for additional executive compensation and corporate governance standards or modify the existing standards set forth above.

The Corporation’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its financial obligations and pay dividends to shareholders.

The Corporation is a holding company and conducts almost all of its operations through its subsidiaries. The Corporation does not have any significant assets other than the stock of its subsidiaries. Accordingly, the Corporation depends on dividends from its subsidiaries to meet its financial obligations and to pay dividends to shareholders. The Corporation’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, FNBPA is limited in the amount of dividends it may pay to the Corporation without prior regulatory approval. Also, bank regulators have the authority to prohibit FNBPA from paying dividends if the bank regulators determine FNBPA is in an unsound or unsafe condition or that the payment would be an unsafe and unsound banking practice. As a participant in the CPP, the Corporation may not pay dividends except as permitted by the Securities Purchase Agreement and the other operative documents evidencing the investment of the U.S. Treasury in the Corporation.

The Corporation’s financial condition may be adversely affected if it is unable to attract sufficient deposits to fund its anticipated loan growth.

The Corporation funds its loan growth primarily through deposits. To the extent that the Corporation is unable to attract and maintain sufficient levels of deposits to fund its loan growth, the Corporation would be required to raise additional funds through public or private financings. The Corporation can give no assurance that it would be able to obtain these funds on terms that are favorable to the Corporation.

The Corporation’s results of operations may be adversely affected if asset valuations cause other-than-temporary impairment or goodwill impairment charges.

The Corporation may be required to record future impairment charges on its investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Corporation’s investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of FNBPA to upstream dividends to the Corporation, which could have a material adverse effect on the Corporation’s liquidity and its ability to pay dividends to shareholders and could also negatively impact its regulatory capital ratios and result in FNBPA not being classified as “well-capitalized” for regulatory purposes.

The Corporation’s controls and procedures may fail or be circumvented.

Management regularly reviews and updates the Corporation’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. However, any system of controls, even those well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Corporation’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Corporation’s business, results of operations and financial condition.

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

In addition to acquisitions, FNBPA may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional de novo branch openings or establishing additional loan production offices. Based on experience, the Corporation believes that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that FNBPA undertakes additional de novo branch openings or establishes additional loan production offices, FNBPA is likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on the Corporation’s net income, earnings per share, return on average equity and return on average assets.

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

The Corporation and its subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by several governmental agencies, including the FRB, the OCC and the FDIC. Regulations are generally intended to provide protection for depositors, borrowers and other customers rather than for investors. The Corporation is subject to changes in federal and state law, regulations, governmental policies, tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;
•	mergers with or acquisitions of other institutions;
•	investments;
•	loans and interest rates;
•	fees assessed for consumer deposit accounts;
•	the provision of securities, insurance or trust services; and
•	the types of non-deposit activities in which the Corporation’s financial institution subsidiaries may engage.

In addition, legislation may change present capital and other regulatory requirements, which could restrict the Corporation’s activities and require the Corporation to raise additional capital. Further, the Securities Purchase Agreement and all related documents that the Corporation entered into in connection with the CPP may be amended unilaterally by the U.S. Treasury to the extent required to comply with any changes to the applicable federal statutes. Any such amendment may impose additional restrictions or obligations on the Corporation.

The Corporation’s results of operations could be adversely affected due to significant competition.

The Corporation faces substantial competition in all areas of its operations from a variety of different competitors. The Corporation may not be able to compete effectively in its markets, which could adversely affect the Corporation’s results of operations. The banking and financial services industry in each of the Corporation’s market areas is highly competitive. The competitive environment is a result of:

•	changes in regulation;
•	changes in technology and product delivery systems;
•	the accelerated pace of consolidation among financial services providers; and
•	the current state of the banking industry.

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

The substantial portion of the Corporation’s historical business is concentrated in western Pennsylvania and eastern Ohio, which over recent years has become a slower growth market than other areas of the United States. As a result, FNBPA’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in this market area. The local economies of this market area have historically been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in this market area, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ ability to repay their loans and generally affect the Corporation’s financial condition and results of operations. Furthermore, a downturn in real estate values in FNBPA’s market area could cause many of its loans to become inadequately collateralized.

Recent negative developments in the financial industry and the domestic and international credit markets may adversely affect the Corporation’s operations and stock price.

Negative developments in the latter half of 2007 and 2008 in the subprime mortgage market and the securitization markets for such loans have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing well into 2009. As a result of this “credit crunch,” commercial as well as consumer loan portfolio performances have deteriorated at many institutions and the competition for deposits and quality loans has increased significantly. In addition, the values of real estate collateral supporting many commercial loans and home mortgages have declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and bank regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact the Corporation’s operations by restricting its business operations, including its ability to originate or sell loans, and adversely impact the Corporation’s financial performance or stock price.

The Corporation’s deposit insurance premiums could be substantially higher in the future which would have an adverse effect on the Corporation’s future earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including FNBPA. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC would pay all deposits of a failed bank up to the insured amount from the Deposit Insurance Fund. In December 2008, the FDIC adopted a rule that would increase premiums paid by insured institutions and make other changes to the assessment system. Increases in deposit insurance premiums could adversely affect the Corporation’s net income.

Concern of customers over deposit insurance may cause a decrease in deposits at the Corporation.

With recent increased concerns about bank failures, customers increasingly are concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits in an effort to ensure that the amount they have on deposit with the Corporation is fully insured. Decreases in deposits may adversely affect the Corporation’s funding costs and net income.

The Corporation’s information systems may experience an interruption or breach in security.

The Corporation relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Corporation’s customer relationship management, general ledger, deposit, loan and other systems. Although the Corporation has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of these information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions or security breaches of the Corporation’s information systems could damage its reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s business and financial performance could be adversely affected, directly or indirectly, by natural disasters, terrorist activities or international hostilities.

The likelihood or impact of natural disasters, terrorist activities, pandemics and international hostilities cannot be predicted. However, an event resulting from any of these threats could impact the Corporation directly (for example, by causing significant damage to its facilities or preventing it from conducting its business in the ordinary course), or could impact the Corporation indirectly through a direct impact on its borrowers, depositors, other customers, suppliers or other counterparties. The Corporation also could suffer adverse consequences to the extent that natural disasters, terrorist activities or international hostilities affect the economy and financial and capital markets generally. These types of impacts could lead, for example, to an increase in delinquencies, bankruptcies or defaults that could result in the Corporation experiencing higher levels of non-performing assets, net charge-offs and provisions for loan losses.

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

The Corporation’s Articles of Incorporation and By-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by the Corporation’s Board of Directors. In particular, the Corporation’s Articles of Incorporation and By-laws:

•	currently classify its Board of Directors into three classes, so that stockholders elect only one-third of its Board of Directors each year (provided, however, that this classified structure will be phased out by 2011);
•	permit stockholders to remove directors only for cause;
•	do not permit stockholders to take action except at an annual or special meeting of stockholders;
•	require stockholders to give the Corporation advance notice to nominate candidates for election to its Board of Directors or to make stockholder proposals at a stockholders’ meeting;
•	permit the Corporation’s Board of Directors to issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as its Board of Directors may determine;
•	require the vote of the holders of at least 75% of the Corporation’s voting shares for stockholder amendments to its By-laws;

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

These provisions of the Corporation’s Articles of Incorporation and By-laws and of Florida law could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of the Corporation’s stockholders may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace members of the Corporation’s Board of Directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market price of the Corporation’s common stock, and may also inhibit increases in the trading price of the Corporation’s common stock that could result from takeover attempts.

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

If the Corporation is unable to redeem the Series C preferred stock after five years, its cost of capital will increase substantially.

If the Corporation is unable to redeem the Series C preferred stock prior to January 9, 2014, the cost of this capital will increase substantially on that date, from 5% per annum to 9% per annum. Depending on the Corporation’s financial condition at the time, this increase in the annual dividend rate on the Series C preferred stock could have a material negative effect on its liquidity.

The Securities Purchase Agreement between the Corporation and the U.S. Treasury limits the Corporation’s ability to pay dividends on and repurchase its common stock.

The Purchase Agreement between the Corporation and the U.S. Treasury provides that prior to the earlier of (i) January 9, 2012 and (ii) the date on which all of the shares of the Series C preferred stock have been redeemed by the Corporation or transferred by the U.S. Treasury to third parties, the Corporation may not, without the consent of the U.S. Treasury, (a) increase the quarterly rate of cash dividends on its common stock to more than $0.24 per share or (b) subject to limited exceptions, redeem, repurchase or otherwise acquire shares of its common stock or preferred stock other than the Series C preferred stock or trust preferred securities. In addition, the Corporation is unable to pay any dividends on its common stock unless it is current in its dividend payments on the Series C preferred stock. These restrictions could have a negative effect on the value of the Corporation’s common stock. Moreover, holders of the Corporation’s common stock are entitled to receive dividends only when, as and if declared by the Board of Directors. Although the Corporation has historically paid cash dividends on its common stock, it is not required to do so and its Board of Directors could reduce or eliminate its common stock dividend in the future.

The Series C preferred stock reduces the net income available to the Corporation’s common stockholders and earnings per common share, and the warrant the Corporation issued to the U.S. Treasury may be dilutive to holders of the Corporation’s common stock.

The dividends declared and the accretion of discount on the Series C preferred stock will reduce the net income available to common stockholders and the Corporation’s earnings per common share. Additionally, the ownership interest of the existing holders of the Corporation’s common stock will be diluted to the extent the warrant is exercised. The shares of common stock underlying the warrant represent approximately 1.5% of the shares of the Corporation’s common stock outstanding as of December 31, 2008. Although the U.S. Treasury has agreed not to vote any of the shares of common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant or of any shares of common stock acquired upon exercise of the warrant is not bound by this restriction.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.	PROPERTIES

The Corporation owns a six-story building in Hermitage, Pennsylvania that serves as its headquarters, executive and administrative offices. It shares this facility with Community Banking and Wealth Management.

The Community Banking offices are located in 24 counties in Pennsylvania and 4 counties in Ohio. Community Banking also has commercial loan production offices located in 5 counties in Florida and one county in Pennsylvania and a mortgage loan production office located in one county in Tennessee. Wealth Management operates in existing Community Banking offices. The Consumer Finance offices are located in 17 counties in Pennsylvania, 16 counties in Tennessee and 13 counties in Ohio. The Insurance offices are located in 6 counties in Pennsylvania. At December 31, 2008, the Corporation’s subsidiaries owned 169 of the Corporation’s properties and leased 126 properties under operating leases expiring at various dates through the year 2046. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age, position with the Corporation and principal occupation for the last five years of each of the executive officers of the Corporation as of December 31, 2008 is set forth below:

Name	Age	Position with the Corporation and Prior Occupations in Previous Five Years

Stephen J. Gurgovits	65	Chairman of the Corporation since January 1, 2008; Acting CEO and President of the Corporation since February 11, 2009; CEO of the Corporation from January 2004 to April 2008; President of the Corporation from January 2004 to January 2008; Vice Chairman of the Corporation from 1998 to 2003; Chairman of FNBPA since 2004; President and CEO of FNBPA from 1988 to 2004.
Robert V. New, Jr.	57	CEO of the Corporation from April 2008 to February 11, 2009; President of the Corporation from January 2008 to February 11, 2009; President and CEO of Green Bank, Houston, Texas, from 2006 to 2008; President and CEO of New Consulting Group, Inc. (financial institution consultant) from 2005 to 2007; Executive Vice President of Hibernia National Bank, New Orleans, Louisiana, from 2004 to 2005; Chief Banking Officer of Coastal Banc, Houston, Texas, from 2001 to 2004.
Vincent J. Calabrese	46	Corporate Controller of the Corporation since 2007; Senior Vice President, Controller and Chief Accounting Officer of Peoples Bank, Connecticut, from 2003 to 2007.
Vincent J. Delie	44	Senior Executive Vice President of FNBPA since June 2008; Regional President and CEO of FNBPA from October 2005 to June 2008; Executive Vice President and Division Manager of Banking, for National City Bank from December 2003 to October 2005.
Scott D. Free	45	Treasurer of the Corporation since 2005; Chief Financial Officer of FNBPA from 2007 to April 2008; Treasurer and Senior Vice President of FNBPA since 2005; Senior Vice President of First Merit Corporation, Ohio from 1994 to 2004.
Gary L. Guerrieri	48	Executive Vice President and Chief Credit Officer of FNBPA since June 2008; Chief Credit Officer of FNBPA from 2002 to June 2008.
Brian F. Lilly	50	CFO of the Corporation since January 2004; Chief Administrative Officer of FNBPA since 2003; CFO of Billingzone, LLC, Pittsburgh, Pennsylvania, from 2000 to 2003.
Louise C. Lowrey	55	Executive Vice President of FNBPA since January 2005; Senior Vice President of FNBPA from January 2004 to January 2005.
David B. Mogle	58	Corporate Secretary of the Corporation since 1994; Treasurer of the Corporation from 1986 to 2004; Secretary and Senior Vice President of FNBPA since 1994; Treasurer of FNBPA from 1999 to 2004.
James G. Orie	50	Chief Legal Officer of the Corporation since 2004; Senior Vice President of FNBPA since 2003.

There are no family relationships among any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by and serve at the pleasure of the Corporation’s Board of Directors.

As previously disclosed in the Corporation’s Current Report on Form 8-K filed on February 11, 2009, the Board of Directors of the Corporation appointed Stephen J. Gurgovits, who served as President and Chief Executive Officer of the Corporation from 2004 to 2008, to serve in those positions on an interim basis following the resignation of Robert V. New, Jr. as President, Chief Executive Officer and a Director of the Corporation.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the New York Stock Exchange (NYSE) under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2008 and 2007. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2009, there were 12,664 holders of record of the Corporation’s common stock.

	Low	High	Dividends

Quarter Ended 2008
March 31	$12.52	$16.50	$0.240
June 30	11.74	16.99	0.240
September 30	9.30	20.70	0.240
December 31	9.59	16.68	0.240
Quarter Ended 2007
March 31	$16.21	$18.79	$0.235
June 30	16.41	17.91	0.235
September 30	14.05	18.24	0.240
December 31	13.85	17.92	0.240

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2008.

The Corporation’s ability to make future payments of dividends on its common stock may be materially limited by the provisions of the Securities Purchase Agreement and the operative documents that the Corporation entered into in connection with the CPP. See Item 1A, Risk Factors, for additional information.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (◆) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2003, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance
Total Return, Including Stock and Cash Dividends

ITEM 6.	SELECTED FINANCIAL DATA
Dollars in thousands, except per share data

Year Ended December 31	2008	2007	2006	2005		2004

Total interest income	$409,781	$368,890	$342,422	$295,480		$253,568
Total interest expense	157,989	174,053	153,585	108,780		84,390
Net interest income	251,792	194,837	188,837	186,700		169,178
Provision for loan losses	72,371	12,693	10,412	12,176		16,280
Total non-interest income	86,115	81,609	79,275	57,807		77,326
Total non-interest expense	222,704	165,614	160,514	155,226		140,892
Net income	35,595	69,678	67,649	55,258		61,795

At Year-End
Total assets	$8,364,811	$6,088,021	$6,007,592	$5,590,326		$5,027,009
Net loans	5,715,650	4,291,429	4,200,569	3,698,340		3,338,994
Deposits	6,054,623	4,397,684	4,372,842	4,011,943		3,598,087
Short-term borrowings	596,263	449,823	363,910	378,978		395,106
Long-term and junior subordinated debt	695,636	632,397	670,921	662,569		636,209
Total stockholders’ equity	925,984	544,357	537,372	477,202		324,102

Per Common Share
Earnings per share
Basic	$0.44	$1.16	$1.15	$0.99		$1.31
Diluted	0.44	1.15	1.14	0.98		1.29
Cash dividends declared	0.96	0.95	0.94	0.92	5	0.92
Book value	10.32	8.99	8.90	8.31		6.47

Ratios
Return on average assets	0.46%	1.15%	1.15%	.99%		1.29%
Return on average tangible assets	0.55	1.25	1.25	1.07		1.34
Return on average equity	4.20	12.89	13.15	12.44		23.54
Return on average tangible equity	10.63	26.23	26.30	23.62		30.42
Dividend payout ratio	219.91	82.45	81.84	94.71		72.56
Average equity to average assets	11.01	8.93	8.73	7.97		5.50

QUARTERLY EARNINGS SUMMARY (Unaudited)
Dollars in thousands, except per share data

Quarter Ended 2008	Mar. 31	June 30	Sept. 30	Dec. 31

Total interest income	$88,525	$105,297	$108,801	$107,158
Total interest expense	39,560	39,740	39,896	38,793
Net interest income	48,965	65,557	68,905	68,365
Provision for loan losses	3,583	10,976	6,514	51,298
Gain on sale of securities	754	41	33	6
Impairment loss on securities	(10)	(456)	(24)	(16,699)
Other non-interest income	21,424	27,871	28,224	24,951
Total non-interest expense	44,363	62,014	57,911	58,416
Net income	16,491	14,505	23,505	(18,906)

Per Common Share
Basic earnings (loss) per share	$0.27	$0.17	$0.27	$(0.21)
Diluted earnings (loss) per share	0.27	0.17	0.27	(0.21)
Cash dividends declared	0.24	0.24	0.24	0.24

Quarter Ended 2007	Mar. 31	June 30	Sept. 30	Dec. 31

Total interest income	$90,487	$91,620	$93,949	$92,834
Total interest expense	42,567	43,271	44,791	43,424
Net interest income	47,920	48,349	49,158	49,410
Provision for loan losses	1,847	1,838	3,776	5,232
Gain on sale of securities	740	415	—	—
Impairment loss on securities	—	(111)	(7)	—
Other non-interest income	20,176	20,071	19,689	20,636
Total non-interest expense	41,896	41,822	41,278	40,618
Net income	17,370	17,622	17,624	17,062

Per Common Share
Basic earnings per share	$0.29	$0.29	$0.29	$0.28
Diluted earnings per share	0.29	0.29	0.29	0.28
Cash dividends declared	0.235	0.235	0.24	0.24

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported.

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

Estimating the amount of the allowance for loan losses is based to a significant extent on the judgment and estimates of management regarding the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current economic trends and conditions, all of which may be susceptible to significant change.

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

Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. A loss migration and historical charge-off analysis is performed quarterly and loss factors are updated regularly based on actual experience. This analysis examines historical loss experience, the related internal ratings of loans charged off and considers inherent but undetected losses within the portfolio. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. The Corporation has grown through acquisitions and expanding the geographic footprint in which it operates. As a result, historical loss experience data used to establish loss estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration and historical charge-off analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management also evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Such factors could include: levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees or suppliers; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The determination of this component of the allowance is particularly dependent on the judgment of management.

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

Securities Valuation

Investment securities, which consist of debt securities and certain equity securities, comprise a significant portion of the Corporation’s consolidated balance sheet. Such securities can be classified as “Trading,” “Securities Held to Maturity” or “Securities Available for Sale.” As of December 31, 2008 and 2007, the Corporation did not hold any trading securities.

Securities held to maturity are comprised of debt securities, which were purchased with management’s positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and other-than-temporary impairment (OTTI) charges are recorded within non-interest income in the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

The investment securities portfolio is evaluated for OTTI on a quarterly basis. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost or amortized cost basis.

The Corporation’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached.

This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The Corporation also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the Corporation’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity.

The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Corporation’s intent and ability to retain the security require considerable judgment.

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of Financial Accounting Standards Board Statement (FAS) 115, Accounting for Certain Investments in Debt and Equity Securities and the related guidance of Emerging Issues Task Force (EITF) 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, as amended by FASB Staff Position (FSP) EITF 99-20-1. All other securities are required to be evaluated under FAS 115 and related implementation guidance.

Goodwill and Other Intangible Assets

As a result of acquisitions, the Corporation has acquired goodwill and identifiable intangible assets. Goodwill represents the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. The Corporation’s recorded goodwill relates to value inherent in its Community Banking, Wealth Management and Insurance segments.

The value of goodwill and other identifiable intangibles is dependent upon the Corporation’s ability to provide quality, cost-effective services in the face of competition. As such, these values are supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the Corporation’s inability to deliver cost effective services over sustained periods can lead to impairment in value which could result in additional expense and adversely impact earnings in future periods.

Other identifiable intangible assets such as core deposit intangibles and customer and renewal lists are amortized over their estimated useful lives.

The two-step impairment test is used to identify potential goodwill impairment and measure the amount of impairment loss to be recognized, if any. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure impairment loss, if any. Under the second step, the fair value is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the implied goodwill value of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that excess.

Determining fair values of a reporting unit, of its individual assets and liabilities, and also of other identifiable intangible assets requires considering market information that is publicly available as well as the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Inputs used in determining fair values where significant estimates and assumptions are necessary include discounted cash flow calculations, market comparisons and recent transactions, projected future cash flows, discount rates reflecting the risk inherent in future cash flows, growth rates and determination and evaluation of appropriate market comparables.

The Corporation performed an annual test of goodwill and other intangibles as of September 30, 2008, and concluded that the recorded values were not impaired. Additionally, due to market conditions surrounding the banking industry, the Corporation updated its impairment analysis as of December 31, 2008, and concluded that the recorded values were not impaired.

The Corporation’s total goodwill at December 31, 2008 was $528.3 million, of which $509.2 million relates to the Corporation’s Community Banking segment. The estimated fair value of this reporting unit is based on valuation techniques that the Corporation believes market participants would use including peer company price-to-earnings and price-to-book multiples. During the fourth quarter of 2008, the financial services industry and securities markets generally were adversely affected by significant declines in the values of nearly all asset classes. If current economic conditions continue resulting in a prolonged period of economic weakness, the Corporation’s business segments, including the Community Banking segment, may be adversely affected, which may result in impairment of goodwill and other intangibles in the future. As of December 31, 2008, a decline of greater than 15.4% in the estimated fair value of the Community Banking segment may result in recorded goodwill being impaired. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and its results of operations.

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

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2008 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Financial Overview

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania and Ohio and loan production offices in Pennsylvania, Ohio, Florida and Tennessee. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

On April 1, 2008, the Corporation completed the acquisition of Omega, a diversified financial services company with $1.8 billion in assets, and on August 16, 2008, the Corporation completed the acquisition of IRGB, a bank holding company with $301.7 million in assets. The assets and liabilities of each of these acquired companies were recorded on the Corporation’s balance sheet at their fair values as of each of the acquisition dates, and their results of operations have been included in the Corporation’s consolidated statement of income since then.

The economic environment made 2008 another challenging year for the banking industry, particularly in the lending business. The Corporation’s practice of conservative underwriting has helped it to substantially avoid the types of losses from certain loans, such as subprime residential mortgages, which have recently impacted other financial institutions. As a result of the challenging economic environment, the Corporation took decisive action to build its loan loss reserve to address the Florida loan portfolio. Additionally, the Corporation demonstrated its capability to win business in its marketplace by realizing some organic growth in loans, deposits and treasury management accounts in the challenging economic environment.

During 2008, the Corporation recorded total impairment charges of $20.6 million. These impairment charges consisted of $16.0 million related to investments in pooled trust preferred securities, $1.2 million related to investments in bank stocks and $3.4 million related to investments made by the Corporation’s merchant banking subsidiary.

The Corporation’s investments in pooled trust preferred securities had a cost basis of $40.6 million and a fair value of $17.9 million as of December 31, 2008. This portfolio consists of 13 securities representing interests in various trusts collateralized by debt issued by over 500 financial institutions. Management has concluded that it is probable that there has been an adverse change in estimated cash flows for eight of the 13 securities, which management deemed to be other-than-temporarily impaired in accordance with generally accepted accounting principles. This conclusion is based on the trend in new deferrals by the underlying issuing banks and the expectation for additional deferrals and defaults in the future, negative changes in credit ratings, whether the security is currently deferring interest on the tranche that the Corporation owns and expected continued weakness in the U.S. economy. These eight securities were written down to $10.5 million, or 39.6% of the $26.4 million cost basis. After the impairment write-downs, the Corporation held 13 pooled trust preferred securities with an adjusted cost basis of $24.6 million and a fair value of $17.9 million as of December 31, 2008.

The $1.2 million OTTI charge for bank stocks relates to securities that have been in an unrealized loss position for between three and 12 months. In accordance with generally accepted accounting principles, management has deemed these impairments to be other than temporary given the low likelihood that they will recover in value in the foreseeable future. At year end, the Corporation held 31 bank stocks with an adjusted cost basis of $3.6 million and a fair value of $3.5 million.

The impairment charge for the merchant banking subsidiary primarily relates to two investments, with $2.1 million related to a Florida-based company and $1.0 million related to a company with substantial exposure to the automobile industry. As of December 31, 2008, the portfolio of investments for the merchant banking subsidiary was $16.1 million with positions in nine companies.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net income for 2008 was $35.6 million or $0.44 per diluted share, a decrease of $34.1 million or 48.9% from net income for 2007 of $69.7 million or $1.15 per diluted share. The decrease in net income is largely a result of an increase of $59.7 million in the provision for loan losses combined with $20.1 million of non-cash impairment charges relating to certain investments. These items are more fully discussed later in this section.

The Corporation’s return on average equity was 4.20%, its return on average tangible equity (net income less amortization of intangibles, net of tax, divided by average equity less average intangibles) was 10.63%, its return on average assets was 0.46% and its return on average tangible assets (net income less amortization of intangibles, net of tax, divided by average assets less average intangibles) was 0.55% for 2008, as compared to 12.89%, 26.23%, 1.15% and 1.25%, respectively, for 2007.

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2008			2007			2006
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Interest bearing deposits with banks	$4,344	$89	2.04%	$1,588	$78	4.89%	$1,540	$76	4.97%
Federal funds sold	14,596	304	2.05	10,429	547	5.17	23,209	1,184	5.03
Taxable investment securities (1)	1,038,815	49,775	4.77	874,130	44,188	5.04	965,533	47,424	4.92
Non-taxable investment securities (1)(2)	181,957	10,225	5.62	165,406	8,795	5.32	145,858	7,529	5.16
Loans (2)(3)	5,410,022	355,426	6.57	4,305,158	319,940	7.43	4,059,936	290,143	7.15

Total interest earning assets	6,649,734	415,819	6.25	5,356,711	373,548	6.97	5,196,076	346,356	6.67

Cash and due from banks	146,615			113,314			116,643
Allowance for loan losses	(67,962)			(52,346)			(52,757)
Premises and equipment	108,768			84,106			85,791
Other assets	859,739			553,599			544,172

	$7,696,894			$6,055,384			$5,889,925

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$1,849,808	26,307	1.42	$1,441,316	36,734	2.55	$1,256,829	29,793	2.37
Savings	746,570	6,610	0.89	589,298	9,881	1.68	627,522	8,911	1.42
Certificates and other time	2,137,555	78,651	3.68	1,744,691	77,661	4.45	1,729,836	67,975	3.93
Treasury management accounts	373,200	7,771	2.05	266,726	12,150	4.49	213,045	9,099	4.21
Other short-term borrowings	143,154	5,259	3.61	147,439	7,285	4.87	145,064	6,686	4.55
Long-term debt	498,262	21,044	4.22	467,047	19,360	4.15	542,208	20,752	3.83
Junior subordinated debt	192,060	12,347	6.43	151,031	10,982	7.27	142,286	10,369	7.29

Total interest bearing liabilities	5,940,609	157,989	2.66	4,807,548	174,053	3.61	4,656,790	153,585	3.29

Non-interest bearing demand	825,083			634,537			649,191
Other liabilities	83,785			72,830			69,581

	6,849,477			5,514,915			5,375,562
Stockholders’ equity	847,417			540,469			514,363

	$7,696,894			$6,055,384			$5,889,925

Excess of interest earning assets over interest bearing liabilities	$709,125			$549,163			$539,286

Net interest income (FTE)		257,830			199,495			192,771
Tax-equivalent adjustment		6,037			4,658			3,934

Net interest income		$251,793			$194,837			$188,837

Net interest spread			3.60%			3.36%			3.38%

Net interest margin (2)			3.88%			3.73%			3.71%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). In 2008, net interest income, which comprised 74.5% of net revenue (net interest income plus non-interest income) as compared to 70.5% in 2007, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $58.3 million or 29.2% from $199.5 million for 2007 to $257.8 million for 2008. Average interest earning assets increased $1.3 billion or 24.1% and average interest bearing liabilities increased $1.1 billion or 23.6% from 2007 due to organic loan and deposit growth and the Omega and IRGB acquisitions. The Corporation’s net interest margin increased by 15 basis points from 2007 to 3.88% for 2008 as lower yields on interest earning assets were more than offset by lower rates paid on interest bearing liabilities. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds can be found in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volume and rates paid for interest bearing liabilities for the periods indicated (in thousands):

	2008 vs 2007			2007 vs 2006
	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$76	$(65)	$11	$2	$—	$2
Federal funds sold	167	(410)	(243)	(670)	33	(637)
Securities	8,771	(1,754)	7,017	(3,644)	1,674	(1,970)
Loans	75,991	(40,505)	35,486	18,652	11,145	29,797

	85,005	(42,734)	42,271	14,340	12,852	27,192

Interest Expense
Deposits:
Interest bearing demand	7,050	(17,477)	(10,427)	4,591	2,350	6,941
Savings	1,641	(4,912)	(3,271)	290	680	970
Certificates and other time	15,641	(14,651)	990	526	9,160	9,686
Treasury management accounts	3,754	(8,133)	(4,379)	2,414	637	3,051
Other short-term borrowings	(179)	(1,847)	(2,026)	176	423	599
Long-term debt	1,313	371	1,684	(3,027)	1,635	(1,392)
Junior subordinated debt	2,769	(1,404)	1,365	636	(23)	613

	31,989	(48,053)	(16,064)	5,606	14,862	20,468

Net Change	$53,016	$5,319	$58,335	$8,734	$(2,010)	$6,724

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $415.8 million in 2008 increased by $42.3 million or 11.3% from 2007. Average interest earning assets of $6.6 billion for the 2008 grew $1.3 billion or 24.1% from the same period of 2007 primarily driven by the Omega and IRGB acquisitions which added average loans of $860.8 million and $64.5 million, respectively, in 2008. The Corporation also recognized organic average loan growth of $179.6 million during 2008. The yield on interest earning assets decreased 72 basis points to 6.25% for 2008 reflecting changes in interest rates.

Interest expense of $158.0 million for 2008 decreased by $16.1 million or 9.2% from 2007. The rate paid on interest bearing liabilities decreased 95 basis points to 2.66% during 2008 reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $1.1 billion or 23.6% to average $5.9 billion for 2008. This growth was primarily attributable to the Omega and IRGB acquisitions combined with organic growth. The Omega acquisition added $946.1 million in average deposits in 2008, while the IRGB acquisition added $99.3 million in average deposits in 2008. The Corporation also recognized organic average deposit growth of $103.8 million during 2008.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $72.4 million in 2008 increased $59.7 million from 2007 due to higher net charge-offs, additional specific reserves and increased allocations for a weaker economic environment. The significant increases primarily reflect continued deterioration in the Corporation’s Florida market, and to a much lesser extent, the slowing economy in Pennsylvania. In 2008, net charge-offs were $32.6 million or 0.60% of average loans compared to $12.5 million or 0.29% of average loans in 2007. Net charge-offs related to the Corporation’s Florida market were $15.0 million or 5.02% of average loans in that market, while the net charge-offs relating to the Pennsylvania market (which excludes the Florida portfolio and includes the Regency portfolio) equaled $17.5 million or 0.34% of average loans in that market.

Non-performing loans were $143.7 million at December 31, 2008, an increase of $111.0 million from December 31, 2007. The majority of this increase is attributed to Florida, which accounted for $84.0 million or 75.7% of the total increase, with the Corporation’s remaining non-performing loans up $27.0 million or 24.3% of the total increase. At December 31, 2008, non-performing loans in the Corporation’s Florida market were $93.1 million, while non-performing loans in the Pennsylvania market were $50.6 million. The ratio of non-performing loans and other real estate owned (OREO) to total loans and OREO was 2.62% at December 31, 2008, compared to 0.94% at December 31, 2007. The ratio of non-performing loans and OREO to total loans and OREO related to the Corporation’s Florida market was 31.91% at December 31, 2008 compared to 1.06% relating to the Pennsylvania market.

At December 31, 2008, the ratio of the allowance for loan losses to total loans was 1.80%, a 58 basis point increase from 1.22% at the end of 2007. For the Florida portfolio, this ratio equaled 9.69% at year-end 2008 and 1.38% for the Pennsylvania portfolio. At December 31, 2008, the allowance for loan losses covered 72.88% of non-performing loans, compared to 161.59% at December 31, 2007. For the Florida portfolio, this ratio was 30.61% at December 31, 2008 and 150.68% for the Pennsylvania portfolio.

For additional information, refer to the Allowance and Provision for Loan Losses section of this financial review.

Non-Interest Income

Total non-interest income of $86.1 million in 2008 increased $4.5 million or 5.5% from 2007. This increase resulted primarily from increases in all major fee businesses reflecting organic growth and the impact of acquisitions, partially offset by decreases in gain on sale of securities, impairment loss on securities and other non-interest income.

Service charges on loans and deposits of $54.7 million for 2008 increased $13.9 million or 34.0% from 2007, reflecting organic growth and the expansion of the Corporation’s customer base as a result of the Omega and IRGB acquisitions during 2008.

Insurance commissions and fees of $15.6 million for 2008 increased $1.6 million or 11.3% from 2007 primarily as a result of the acquisition of Omega during 2008 partially offset by a decrease in contingent fee income.

Securities commissions of $8.1 million for 2008 increased by $1.8 million or 28.5% from 2007 primarily due to the acquisition of Omega during 2008 and an increase in annuity revenue due to the declining interest rate environment, partially offset by lower activity due to market conditions.

Trust fees of $12.1 million in 2008 increased by $3.5 million or 41.0% from 2007 due to growth in assets under management resulting from the Omega acquisition during 2008 combined with increases in estate accounts, partially offset by the negative effect of market conditions on assets under management.

Income from bank owned life insurance of $6.4 million for 2008 increased by $2.3 million or 55.6% from 2007. This increase was primarily attributable to the Omega and IRGB acquisitions in 2008 combined with increases in crediting rates paid on the insurance policies.

Gain on sale of mortgage loans of $1.8 million for 2008 increased by $0.1 million or 6.4% from 2007 due to higher volume and increased prices on mortgage sales in 2008, partially offset by a loss on the sale of student loans during 2007.

Gain on sale of securities of $0.8 million decreased $0.3 million or 27.8% from 2007 as management did not sell as many equity securities during 2008 due to unfavorable market prices in the bank stock portfolio. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities since the Corporation’s cost basis in Visa is zero.

Impairment loss on securities of $17.2 million increased by $17.1 million from 2007 due to impairment losses during 2008 of $16.0 million related to investments in pooled trust preferred securities and $1.2 million related to investments in bank stocks.

Other income of $3.8 million for 2008 decreased $1.3 million or 25.2% from 2007. The primary reason for this decrease was due to a $3.4 million impairment loss primarily relating to two mezzanine loans made by the Corporation’s merchant banking subsidiary, with $2.1 million related to a Florida-based company and the other $1.0 million related to a company with substantial exposure to the automobile industry. These decreases were partially offset by an increase of $2.6 million in swap fee income during 2008.

Non-Interest Expense

Total non-interest expense of $222.7 million in 2008 increased $57.1 million or 34.5% from 2007. This increase was primarily attributable to operating expenses resulting from the Omega and IRGB acquisitions in 2008.

Salaries and employee benefits of $116.8 million in 2008 increased $29.6 million or 33.9% from 2007. This increase was primarily attributable to the acquisitions of Omega and IRGB during 2008 combined with normal annual compensation and benefit increases, additional costs associated with the transition of the Corporation’s senior leadership and higher accrued expense for the Corporation’s long-term restricted stock program. The Corporation’s full-time equivalent employees increased 33.4% from 1,762 at December 31, 2007 to 2,350 at December 31, 2008, primarily due to the Omega and IRGB acquisitions. The Corporation also recorded $1.1 million in additional expense relating to the retirement of an executive during the second quarter of 2008. Additionally, 2007 included a credit of $1.6 million relating to the restructuring of the Corporation’s postretirement benefit plan.

Combined net occupancy and equipment expense of $34.2 million in 2008 increased $6.5 million or 23.5% from the combined 2007 level, primarily due to the Omega and IRGB acquisitions during 2008.

Amortization of intangibles expense of $6.4 million in 2008 increased $2.0 million or 46.2% from 2007 primarily due to higher intangible balances resulting from the Omega and IRGB acquisitions during 2008.

Outside services expense of $20.9 million in 2008 increased $5.0 million or 31.1% from 2007 primarily due to the Omega and IRGB acquisitions during 2008, combined with higher fees for professional services.

State tax expense of $6.6 million in 2008 increased $1.1 million or 20.2% from 2007 primarily due to higher net worth based taxes resulting from the Corporation’s acquisitions of Omega and IRGB in 2008.

Advertising and promotional expense of $4.6 million in 2008 increased $1.2 million or 57.5% from 2007 due to increased advertising in connection with the Corporation’s acquisitions of Omega and IRGB in 2008.

The Corporation recorded merger-related expenses of $4.7 million in 2008 relating to the acquisitions of Omega and IRGB compared to $0.2 million in 2007. Information relating to the Corporation’s acquisitions is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Other non-interest expenses of $25.6 million in 2008 increased $6.2 million or 32.1% from 2007. This increase was primarily due to additional operating costs associated with the Corporation’s acquisitions of Omega and IRGB in 2008. Additionally, OREO expense of $2.1 million in 2008 increased $1.6 million from 2007 due to increased foreclosure activity and write-downs of OREO property.

Income Taxes

The Corporation’s income tax expense of $7.2 million for 2008 decreased by $21.2 million or 74.6% from 2007. The effective tax rate of 16.9% for 2008 declined from 29.0% for the prior year, primarily due to lower pre-tax income for 2008. The income tax expense for 2008 and 2007 were favorably impacted by $0.3 million and $0.9 million, respectively, due to the resolution of previously uncertain tax positions. The lower effective tax rate also reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.

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

The Corporation’s return on average equity was 12.89%, its return on average tangible equity was 26.23%, its return on average assets was 1.15% and its return on tangible assets was 1.25% for 2007, as compared to 13.15%, 26.30%, 1.15% and 1.25%, respectively, for 2006.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. In 2007, net interest income, which comprised 70.5% of net revenue as compared to 70.4% in 2006, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.

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

Salaries and employee benefits of $87.2 million in 2007 increased $3.6 million or 4.3% from 2006. This increase was primarily attributable to normal annual compensation and benefit increases, additional costs associated with the employees retained from the Corporation’s acquisition of Legacy in 2006, higher commission expense tied to growth in securities commission revenue and an increase in stock compensation expense related to the issuance of restricted stock, partially offset by lower expense due to the amendment to the Corporation’s pension and postretirement benefit plans and lower medical expenses. Combined net occupancy and equipment expense of $27.7 million in 2007 increased $0.2 million or 0.6% from the combined 2006 level. This increase was primarily due to additional operating costs associated with the Corporation’s acquisition of Legacy in 2006, the opening of a new branch in 2006 and several new loan production offices in 2006 and 2007, partially offset by lower depreciation on equipment. Amortization of intangibles expense of $4.4 million in 2007 increased $0.3 million or 6.2% from 2006 due to the amortization of additional core deposit and other intangibles as a result of the Corporation’s acquisition of Legacy in 2006. State taxes of $5.5 million in 2007 increased $0.8 million or 16.4% from 2006 primarily due to higher net worth based taxes resulting from the Corporation’s acquisition of Legacy in 2006. Advertising and promotional expense of $2.9 million in 2007 increased $0.1 million or 2.4% from 2006 due to the Corporation’s acquisition of Legacy in 2006. The Corporation recorded merger-related expenses of $0.2 million in 2007 relating to the then-pending acquisition of Omega and $0.6 million in 2006 related to costs incurred as a result of the acquisition of Legacy. The acquisition of Omega is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. Other non-interest expenses of $35.4 million in 2007 increased $0.9 million or 2.5% from 2006. This increase was primarily due to additional operating costs associated with the Corporation’s acquisition of Legacy in 2006 and higher fees for outside professional services.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or the subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. Cash on hand at the parent at December 31, 2008 was $66.8 million, up from $21.7 million at December 31, 2007, as the Corporation took a number of actions to bolster its cash position. On January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock dividend from $0.24 to $0.12 per quarter, thus reducing 2009’s liquidity needs by approximately $43.1 million. The parent also may draw on approved guidance lines of credit with two major domestic banks. These lines were unused and totaled $40.0 million and $90.0 million, respectively, as of December 31, 2008 and December 31, 2007. In addition, the Corporation also issues subordinated notes on a regular basis. Finally, on January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued preferred stock valued at $100.0 million as part of the U.S. Treasury’s CPP. These funds will complement the Corporation’s already well-capitalized position and strengthen its ability to meet its customer’s needs.

The Corporation’s bank subsidiary generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the 225 banking offices of FNBPA in the form of deposits and treasury management accounts. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short-term and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The recent financial market crisis, which began in 2007, escalated in the second half of 2008 and resulted in the U.S. Treasury, FRB and FDIC intervening with a number of programs designed to provide direct liquidity, capital or increased deposit insurance to the U.S. financial system. The Corporation has voluntarily elected to participate in a number of these programs, including the previously mentioned U.S. Treasury’s CPP program and the FDIC’s TLGP.

The liquidity position of the Corporation generally improved over the course of 2008. Its strong branch network was able to grow deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by growth in its ratio of total deposits and treasury management accounts to total assets to 77.3% from 76.8% as of December 31, 2008 and December 31, 2007, respectively. The Corporation had unused wholesale credit availability of $2.2 billion or 26.8% of total assets at December 31, 2008 and $1.9 billion or 31.2% of total assets at December 31, 2007. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. The Corporation took a number of actions to bolster liquidity throughout 2008. These actions included a $200.0 million increase in federal fund lines, increased brokered CD capacity and becoming a participant in CDARS. Further, the Corporation’s election not to opt out of the FDIC’s TLGP resulted in $140.0 million of increased funding availability.

The ALCO regularly monitors various liquidity ratios and forecasts of its liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is susceptible to current and future impairment charges on holdings in its investment portfolio. The Securities footnote, in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses the impairment charges taken during the fourth quarter of 2008 relating to the pooled trust preferred securities and bank stock portfolios. The Securities footnote also discusses the ongoing process management utilizes to determine whether impairment exists.

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

Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. In these simulations, the Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios on a periodic basis. Reviewing these various measures provides the Corporation with a comprehensive view of its interest rate profile.

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

The following table presents the amounts of IEA and IBL as of December 31, 2008 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Interest Earning Assets (IEA)
Loans	$1,516,746	$560,717	$416,832	$629,236	$3,123,531
Investments	72,775	116,302	129,288	165,466	483,831

	1,589,521	677,019	546,120	794,702	3,607,362

Interest Bearing Liabilities (IBL)
Non-maturity deposits	906,360	366,963	—	—	1,273,323
Time deposits	147,115	233,708	411,290	518,007	1,310,120
Borrowings	514,836	40,868	20,406	171,873	747,983

	1,568,311	641,539	431,696	689,880	3,331,426

Period Gap	$21,210	$35,480	$114,424	$104,822	$275,936

Cumulative Gap	$21,210	$56,690	$171,114	$275,936

IEA/IBL (Cumulative)	1.01	1.03	1.06	1.08

Cumulative Gap to IEA	0.30%	0.79%	2.39%	3.85%

The cumulative twelve-month IEA to IBL ratio changed to 1.08 for December 31, 2008 from 1.03 for December 31, 2007.

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

The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2008.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

			ALCO
December 31	2008	2007	Guidelines

Net interest income change (12 months):
+ 200 basis points	(0.3)%	(2.0)%	+/−5.0%
+ 100 basis points	0.2%	(0.5)%	+/−5.0%
− 100 basis points	(2.4)%	(1.7)%	+/−5.0%

Economic value of equity:
+ 200 basis points	(0.1)%	(5.4)%	—
+ 100 basis points	1.1%	(1.7)%	—
− 100 basis points	6.3%	(3.3)%	—

The Corporation’s overall level of interest rate risk is considered to be relatively low and stable. This is evidenced by a relatively stable net interest margin despite the recent market rate volatility. The Corporation has a relatively neutral interest rate risk position.

During 2008, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 49.5% of total loans as of December 31, 2007 to 55.9% of total loans as of December 31, 2008. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 2.4 years. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. For additional information regarding interest rate swaps, see the Interest Rate Swaps footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

The Corporation recognizes that asset/liability models such as those used by the Corporation to measure its interest rate risk are based on methodologies that may have inherent shortcomings. Furthermore, asset/liability models require certain assumptions to be made, such as prepayment rates on interest earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and published industry experience. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2008 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without a stated maturity	$3,736,167	$—	$—	$—	$3,736,167
Certificates and other time deposits	1,313,089	689,426	295,865	20,076	2,318,456
Operating leases	4,530	6,503	4,446	14,364	29,843
Long-term debt	198,141	243,370	47,234	1,505	490,250

	$5,251,927	$939,299	$347,545	$35,945	$6,574,716

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2008 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Commitments to extend credit	$1,006,526	$54,944	$108,384	$84,616	$1,254,470
Standby letters of credit	69,812	9,902	16,994	308	97,016

	$1,076,338	$64,846	$125,378	$84,924	$1,351,486

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

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $158.0 million or 2.7% of total loans as of December 31, 2008. The Corporation also operates commercial loan production offices in Pennsylvania and Florida and mortgage loan production offices in Ohio and Tennessee. The Corporation had commercial loans in Florida totaling $294.2 million or 5.1% of total loans as of December 31, 2008.

Following is a summary of loans (in thousands):

December 31	2008	2007	2006	2005	2004

Commercial	$3,173,941	$2,232,860	$2,111,752	$1,613,960	$1,440,674
Direct installment	1,070,791	941,249	926,766	890,288	820,886
Consumer lines of credit	340,750	251,100	254,054	262,969	251,037
Residential mortgages	638,356	465,881	490,215	485,542	479,769
Indirect installment	531,430	427,663	461,214	493,740	389,754
Other	65,112	25,482	9,143	2,548	7,341

	$5,820,380	$4,344,235	$4,253,144	$3,749,047	$3,389,461

Total loans at December 31, 2008 increased by $1.5 billion or 33.8% to $5.8 billion as compared to December 31, 2007. This growth primarily relates to the acquisitions of Omega and IRGB, which added loans of $1.1 billion and $168.8 million, respectively, at the time of each acquisition, combined with organic growth.

Total loans at December 31, 2007 increased by $91.1 million or 2.1% to $4.3 billion as compared to December 31, 2006. During this period, the commercial loan segment grew by $121.1 million due to the Corporation’s focus on growth in the Florida market as well as the Pittsburgh and Harrisburg, Pennsylvania markets.

The Corporation had commercial loans in Florida totaling $294.2 million or 5.1% of total loans as of December 31, 2008, which was comprised of the following: unimproved residential land (20.9%), unimproved commercial land (22.7%), improved land (7.0%), income producing commercial real estate (26.8%), residential construction (9.8%), commercial construction (9.5%), commercial and industrial (2.2%) and owner-occupied (1.1%). The weighted average loan-to-value ratio for this portfolio is 73.7% as of December 31, 2008.

The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of December 31, 2008 and 2007, commercial real estate loans were $2.0 billion and $1.4 billion, respectively, or 34.3% and 32.1% of total loans. As of December 31, 2008, approximately 46.0% of the commercial real estate loans are owner occupied, while the remaining 54.0% are non-owner occupied. As of December 31, 2008 and 2007, the Corporation had construction loans of $269.8 million and $201.2 million, respectively. As of December 31, 2008 and 2007, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2008 (in thousands):

	Within	1-5	Over
	1 Year	Years	5 Years	Total

Commercial	$329,120	$773,894	$2,070,928	$3,173,942
Residential mortgages	1,798	28,249	608,309	638,356

	$330,918	$802,143	$2,679,237	$3,812,298

The total amount of loans due after one year includes $2.6 billion with floating or adjustable rates of interest and $868.5 million with fixed rates of interest.

For additional information relating to lending activity, see the Loans footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Non-Performing Loans

Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans on which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress, and for which interest accruals have also been discontinued.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type, unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the borrower demonstrates sufficient repayment performance.

Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized when appropriate.

Following is a summary of non-performing loans (dollars in thousands):

December 31	2008	2007	2006	2005	2004

Non-accrual loans	$139,607	$29,211	$24,636	$28,100	$27,029
Restructured loans	4,097	3,468	3,492	5,032	4,993

	$143,704	$32,679	$28,128	$33,132	$32,022

Non-performing loans as a percentage of total loans	2.47%	0.75%	0.66%	0.88%	0.94%

Non-performing loans at December 31, 2008 included $93.1 million relating to the Corporation’s Florida loan portfolio, representing 64.8% of total non-performing loans. At December 31, 2008, the Florida non-performing loans were 31.65% of total loans in that market, while the Pennsylvania non-performing loans were 0.92% of total loans in that market.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual and restructured loans (in thousands):

December 31	2008	2007	2006	2005	2004

Gross interest income:
Per contractual terms	$6,408	$2,378	$2,046	$3,179	$2,076
Recorded during the year	347	362	458	528	727

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2008	2007	2006	2005	2004

Loans 90 days or more past due	$14,067	$7,540	$5,528	$5,755	$5,113
As a percentage of total loans	0.24%	0.17%	0.13%	0.15%	0.15%

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

During the fourth quarter of 2008, the Corporation developed a separate methodology for determining the allowance for loan losses related to its Florida loan portfolio. The Florida methodology is very similar to the methodology used for the Pennsylvania loan portfolio, however it specifically analyzes all of the aforementioned risks and how they directly relate to the Corporation’s Florida loans including, but not limited to, current levels and trends of the portfolio composition, collateral, charge-offs, non-performing assets, delinquency, risk rating migration, competition, legal and regulatory issues and local economic trends.

The components of the allowance for loan losses represent estimates based upon FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. FAS 5 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under FAS 114. FAS 114 is applied to commercial loans that are individually evaluated for impairment.

Under FAS 114, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the estimated realizable collateral where a loan is collateral dependent. The majority of loans less than $250,000 are excluded from FAS 114 individual impairment analysis and are collectively evaluated by management to estimate reserves for loan losses inherent in those loans in accordance with FAS 5.

In estimating loan loss contingencies, management applies historical loan loss rates and also considers, but is not limited to, how the loss rates may be impacted by changes in current economic conditions, delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Homogeneous loan pools are evaluated using similar criteria that are based upon historical loss rates of various loan types. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary. This determination inherently involves a high degree of uncertainty and considers current risk factors that may not have occurred in the Corporation’s historical loan loss experience.

Following is a summary of changes in the allowance for loan losses (dollars in thousands):

Year Ended December 31	2008	2007	2006	2005	2004

Balance at beginning of period	$52,806	$52,575	$50,707	$50,467	$46,139
Additions due to acquisitions	12,150	21	3,035	4,996	4,354
Reductions due to branch sales	—	—	—	(59)	(54)
Charge-offs:
Commercial	(21,448)	(3,034)	(2,642)	(3,422)	(2,333)
Installment	(11,335)	(9,413)	(9,811)	(14,847)	(14,736)
Residential mortgage	(3,092)	(2,766)	(2,215)	(966)	(639)
Other	(39)	—	(12)	(472)	(1,088)

Total charge-offs	(35,914)	(15,213)	(14,680)	(19,707)	(18,796)
Recoveries:
Commercial	1,180	430	764	650	667
Installment	1,668	1,850	1,919	1,891	1,651
Residential mortgage	448	400	319	144	94
Other	21	50	99	149	132

Total recoveries	3,317	2,730	3,101	2,834	2,544
Net charge-offs	(32,597)	(12,483)	(11,579)	(16,873)	(16,252)
Provision for loan losses	72,371	12,693	10,412	12,176	16,280

Balance at end of period	$104,730	$52,806	$52,575	$50,707	$50,467

Net charge-offs as a percent of average loans, net of unearned income	0.60%	0.29%	0.29%	0.46%	0.50%
Allowance for loan losses as a percent of total loans, net of unearned income	1.80%	1.22%	1.24%	1.35%	1.49%
Allowance for loan losses as a percent of non-performing loans	72.88%	161.59%	186.91%	153.05%	157.60%

The installment category in the above table includes direct installment, consumer lines of credit and indirect installment loans. The other category in the above table includes lease financing.

For the year ended December 31, 2008, net charge-offs related to the Corporation’s Florida market were $15.0 million or 5.02% of average loans in that market, while the net charge-offs relating to the Pennsylvania market were $17.5 million or 0.34% of average loans in that market. As of December 31, 2008, the allowance for loan losses as a percentage of total loans relating to the Corporation’s Florida market was 9.69%, while the allowance for loan losses as a percentage of total loans relating to the Pennsylvania market was 1.38%. As of December 31, 2008, the allowance for loans losses as a percentage of non-performing loans relating to the Corporation’s Florida market was 30.61%, while the allowance for loan losses as a percentage of non-performing loans relating to the Pennsylvania market was 150.68%.

At December 31, 2008 and 2007, there were $16.1 million and $3.2 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

The allowance for loan losses increased $51.9 million during 2008 representing a 98.3% increase in reserves for loan losses between December 31, 2007 and December 31, 2008, due to higher net charge-offs, additional specific reserves and increased allocations for a weaker environment. The significant increase primarily reflects continued deterioration in Florida, and to a much lesser extent, the slowing economy in Pennsylvania. The allowance for loan losses at December 31, 2008 included $28.5 million, or 27.2% of the total, relating to the Corporation’s Florida loan portfolio. Net charge-offs increased $20.1 million or 161.1% reflecting higher loan charge-offs, including $15.0 million in charge-offs in the Florida market during 2008.

The allowance for loan losses increased $0.2 million during 2007 representing a 0.4% increase in reserves for loan losses between December 31, 2006 and December 31, 2007. Net charge-offs increased $0.9 million or 7.8% reflecting higher commercial loan charge-offs, including $0.9 million relating to a Florida loan, and higher residential mortgage loan charge-offs, partially offset by lower installment loan charge-offs. These actions included the charge-off of $0.9 million relating to one project and the recording of another specific reserve of $2.0 million relating to a second project during 2007.

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

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in each		in each		in each		in each		in each
		Category to		Category to		Category to		Category to		Category to
	Dec 31,	Total	Dec 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total
	2008	Loans	2007	Loans	2006	Loans	2005	Loans	2004	Loans

Commercial	$76,071	55%	$32,607	51%	$30,813	50%	$27,112	43%	$28,271	43%
Direct installment	14,022	18	11,387	21	11,445	22	11,631	24	10,947	24
Consumer lines of credit	4,851	6	2,310	6	2,343	6	2,486	7	1,280	7
Residential mortgages	3,659	11	2,621	11	3,068	11	2,958	13	632	14
Indirect installment	5,012	9	3,766	10	4,649	11	6,324	13	9,072	12
Other	1,115	1	115	1	257	—	196	—	265	—

	$104,730	100%	$52,806	100%	$52,575	100%	$50,707	100%	$50,467	100%

The amount allocated to commercial loans increased in 2008 primarily due to increased asset quality deterioration and allocations for a weaker environment, primarily a result of the continued deterioration in the Florida market with $28.5 million of the commercial allowance for the Florida portfolio.

The amount allocated to commercial loans increased in 2007 due to a combination of the increased loan balance and the additional $2.0 million in specific reserves recorded in relation to a developer relationship in the Florida market.

The amount allocated to commercial loans increased in 2006 due to the increased loan balance while the amount allocated to indirect installment loans decreased due to an improvement in credit quality as a result of improved underwriting guidelines and a planned run-off in loan balances.

Investment Activity

Investment activities serve to enhance net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to retain until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to fair value risks that could negatively affect the level of liquidity available to the Corporation, as well as stockholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers and an OTTI is deemed to have occurred or a change in the Corporation’s intent and ability to hold the securities to maturity.

As of December 31, 2008, securities totaling $482.3 million and $843.9 million were classified as available for sale and held to maturity, respectively. During 2008, securities available for sale increased by $123.8 million and securities held to maturity increased by $176.3 million from December 31, 2007, primarily as a result of the acquisitions of Omega and IRGB.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2008 (dollars in thousands):

		Weighted
		Average
	Amount	Yield

Obligations of U.S. Treasury and other U.S. Government agencies:
Maturing after one year but within five years	$253,295	3.79%
Maturing after ten years	506	5.61

States of the U.S. and political subdivisions:
Maturing within one year	2,222	4.72
Maturing after one year but within five years	60,480	5.12
Maturing after five years but within ten years	45,132	5.69
Maturing after ten years	77,113	6.04

Corporate and other debt securities:
Maturing within one year	500	7.00
Maturing after one year but within five years	26	4.82
Maturing after ten years	28,623	4.79

Mortgage-backed securities	854,738	4.92
Equity securities	3,498	5.63

Total	$1,326,133	4.81

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

Deposits and Short-Term Borrowings

As a bank holding company, the Corporation’s primary source of funds is deposits. Those deposits are provided by businesses, municipalities and individuals located within the markets served by the Corporation’s Community Banking subsidiary.

Total deposits increased $1.7 billion to $6.1 billion at December 31, 2008, compared to December 31, 2007, primarily as a result of the Corporation’s acquisitions of Omega and IRGB, which added deposits of $1.3 billion and $252.3 million, respectively, at the time of each acquisition.

Short-term borrowings, made up of treasury management accounts, federal funds purchased, subordinated notes and other short-term borrowings, increased by $146.4 million to $596.3 million at December 31, 2008 compared to December 31, 2007. This increase is the result of increases of $138.2 million and $26.0 million in treasury management accounts and federal funds purchased, respectively, partially offset by a decrease of $17.7 million in subordinated notes. The increase in treasury management accounts is the result of the Corporation’s acquisition of Omega combined with continued strong growth in new client relationships.

Treasury management accounts are the largest component of short-term borrowings. The treasury management accounts have next day maturities. At December 31, 2008 and 2007, treasury management accounts represented 69.6% and 61.5%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to treasury management accounts (dollars in thousands):

	2008	2007	2006

Balance at year-end	$414,705	$276,552	$252,064
Maximum month-end balance	433,411	291,200	252,064
Average balance during year	373,200	266,726	213,045
Weighted average interest rates:
At end of year	1.20%	3.71%	4.64%
During the year	2.08	4.56	4.27

For additional information relating to deposits and short-term borrowings, see the Deposits and Short-Term Borrowings footnotes in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Capital Resources

The access to, and cost of, funding for new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends, the level of deposit insurance costs and the level and nature of regulatory oversight depend, in part, on the Corporation’s capital position.

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or trust preferred securities having a total dollar value up to $200.0 million. As of December 31, 2008, the Corporation has not issued any such stock or securities under this shelf registration.

Capital management is a continuous process. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional common stock in order maintain its well-capitalized status.

In late 2005, the four federal banking agencies, the OCC, FRB, FDIC and Office of Thrift Supervision, published an interagency advance notice of proposed rulemaking regarding potential revisions to the existing risk-based capital framework. These changes would apply to banks, bank holding companies and savings associations. The Corporation will continue to monitor these potential changes to the risk-based capital standards and will make the necessary changes to ensure that it remains well-capitalized.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008 in relation to criteria set forth for effective internal control over financial reporting as described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that as of December 31, 2008, the Corporation’s internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.” Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the Corporation’s internal control over financial reporting.

/s/Stephen J. Gurgovits	/s/Brian F. Lilly

Stephen J. Gurgovits Chief Executive Officer	Brian F. Lilly Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in footnotes 1 and 2 to the consolidated financial statements, F.N.B. Corporation changed its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with Financial Accounting Standards Board Statement No, 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and adopted the provisions of Staff Accounting Bulletin No, 108. Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements in 2006, and changed its method of accounting for uncertain tax positions on January 1, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2009, expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Pittsburgh, Pennsylvania
February 25, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, F.N.B Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated February 25, 2009 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Pittsburgh, Pennsylvania
February 25, 2009

F.N.B. Corporation and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except par values

	December 31
	2008	2007

Assets
Cash and due from banks	$169,224	$130,235
Interest bearing deposits with banks	2,979	482
Securities available for sale	482,270	358,421
Securities held to maturity (fair value of $851,251 and $665,914)	843,863	667,553
Mortgage loans held for sale	10,708	5,637
Loans, net of unearned income of $33,962 and $25,747	5,820,380	4,344,235
Allowance for loan losses	(104,730)	(52,806)

Net Loans	5,715,650	4,291,429
Premises and equipment, net	122,599	80,472
Goodwill	528,278	242,120
Core deposit and other intangible assets, net	46,229	19,439
Bank owned life insurance	217,737	133,885
Other assets	225,274	158,348

Total Assets	$8,364,811	$6,088,021

Liabilities
Deposits:
Non-interest bearing demand	$919,539	$626,141
Savings and NOW	2,816,628	2,037,160
Certificates and other time deposits	2,318,456	1,734,383

Total Deposits	6,054,623	4,397,684
Other liabilities	92,305	63,760
Short-term borrowings	596,263	449,823
Long-term debt	490,250	481,366
Junior subordinated debt owed to unconsolidated subsidiary trusts	205,386	151,031

Total Liabilities	7,438,827	5,543,664

Stockholders’ Equity
Common stock — $0.01 par value
Authorized — 500,000,000 shares
Issued — 89,726,592 and 60,602,218	894	602
Additional paid-in capital	953,200	508,891
Retained earnings	(1,143)	42,426
Accumulated other comprehensive loss	(26,505)	(6,738)
Treasury stock — 26,440 and 47,970 shares at cost	(462)	(824)

Total Stockholders’ Equity	925,984	544,357

Total Liabilities and Stockholders’ Equity	$8,364,811	$6,088,021

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Income
Dollars in thousands, except per share data

	Year Ended December 31
	2008	2007	2006

Interest Income
Loans, including fees	$352,687	$318,015	$288,553
Securities:
Taxable	49,742	44,128	47,319
Nontaxable	6,686	5,828	4,757
Dividends	274	294	533
Other	392	625	1,260

Total Interest Income	409,781	368,890	342,422
Interest Expense
Deposits	111,568	124,276	106,679
Short-term borrowings	13,030	19,435	15,785
Long-term debt	21,044	19,360	20,752
Junior subordinated debt owed to unconsolidated subsidiary trusts	12,347	10,982	10,369

Total Interest Expense	157,989	174,053	153,585

Net Interest Income	251,792	194,837	188,837
Provision for loan losses	72,371	12,693	10,412

Net Interest Income After Provision for Loan Losses	179,421	182,144	178,425
Non-Interest Income
Service charges	54,691	40,827	40,053
Insurance commissions and fees	15,572	13,994	13,988
Securities commissions and fees	8,128	6,326	4,871
Trust	12,095	8,577	7,780
Bank owned life insurance	6,408	4,117	3,368
Gain on sale of mortgage loans	1,824	1,715	1,607
Gain on sale of securities	834	1,155	1,802
Impairment loss on securities	(17,189)	(118)	—
Other	3,752	5,016	5,806

Total Non-Interest Income	86,115	81,609	79,275
Non-Interest Expense
Salaries and employee benefits	116,819	87,219	83,649
Net occupancy	17,888	14,676	13,963
Equipment	16,357	13,061	13,600
Amortization of intangibles	6,442	4,406	4,148
Outside services	20,918	15,956	14,794
State taxes	6,550	5,451	4,682
Telephone	5,336	4,035	4,094
Advertising and promotional	4,589	2,914	2,845
Insurance claims paid	2,768	2,309	2,558
Merger related	4,724	210	564
Other	20,313	15,377	15,617

Total Non-Interest Expense	222,704	165,614	160,514

Income Before Income Taxes	42,832	98,139	97,186
Income taxes	7,237	28,461	29,537

Net Income	$35,595	$69,678	$67,649

Net Income per Common Share
Basic	$0.44	$1.16	$1.15

Diluted	$0.44	$1.15	$1.14

Cash Dividends Paid per Common Share	$0.96	$0.95	$0.94

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Dollars in thousands

					Accumu-
					lated
			Addi-		Other	Deferred
	Compre-	Com-	tional		Compre-	Stock
	hensive	mon	Paid-In	Retained	hensive	Compen-	Treasury
	Income	Stock	Capital	Earnings	Income	sation	Stock	Total

Balance at January 1, 2006		$575	$454,546	$24,376	$3,597	$(4,154)	$(1,738)	$477,202
Net income	$67,649			67,649				67,649
Change in other comprehensive income (loss)	(438)				(438)			(438)

Comprehensive income	$67,211

Cumulative effect of change in accounting for pension and postretirement obligations					(4,705)			(4,705)
Cumulative effect of change in accounting from adoption of SAB 108				(1,599)				(1,599)
Common dividends declared: $0.94/share				(55,362)				(55,362)
Purchase of common stock							(9,649)	(9,649)
Issuance of common stock		29	53,803	(1,743)			10,359	62,448
Restricted stock compensation			1,203					1,203
Tax benefit of stock-based compensation			623					623
Reclassification arising from adoption of FAS 123R		(3)	(4,151)			4,154		—

Balance at December 31, 2006		601	506,024	33,321	(1,546)	—	(1,028)	537,372
Net income	$69,678			69,678				69,678
Change in other comprehensive income (loss)	(5,192)				(5,192)			(5,192)

Comprehensive income	$64,486

Common dividends declared: $0.95/share				(57,450)				(57,450)
Purchase of common stock							(9,175)	(9,175)
Issuance of common stock		1	1	(1,949)			9,379	7,432
Restricted stock compensation			2,231					2,231
Tax benefit of stock-based compensation			635					635
Adjustment to initially apply FIN 48, net of tax				(1,174)				(1,174)

Balance at December 31, 2007		602	508,891	42,426	(6,738)	—	(824)	544,357
Net income	$35,595			35,595				35,595
Change in other comprehensive income (loss)	(19,767)				(19,767)			(19,767)

Comprehensive income	$15,828

Common dividends declared: $0.96/share				(78,283)				(78,283)
Issuance of common stock		292	441,403	(275)			362	441,782
Restricted stock compensation			2,049					2,049
Tax benefit of stock-based compensation			857					857
Adjustment to initially apply EITF 06-04 and 06-10				(606)				(606)

Balance at December 31, 2008		$894	$953,200	$(1,143)	$(26,505)	—	$(462)	$925,984

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

	Year Ended December 31
	2008	2007	2006

Operating Activities
Net income	$35,595	$69,678	$67,649
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	20,970	13,433	14,467
Provision for loan losses	72,371	12,693	10,412
Deferred income taxes	(10,998)	3,080	955
(Gain) loss on sale or impairment of securities	16,354	(1,155)	(1,802)
Tax benefit of stock-based compensation	(857)	(635)	(623)
Net change in:
Interest receivable	4,171	117	(2,952)
Interest payable	(320)	(3,095)	1,698
Loans held for sale	(5,071)	(1,682)	784
Trading securities	264,416	—	—
Bank owned life insurance	(4,648)	(2,494)	(756)
Other, net	(15,046)	9,885	27,164

Net cash flows provided by operating activities	376,937	99,825	116,996

Investing Activities
Net change in:
Interest bearing deposits with banks	4,126	990	(846)
Loans	(271,604)	(108,119)	(224,556)
Securities available for sale:
Purchases	(345,885)	(265,278)	(42,918)
Sales	2,521	3,162	27,081
Maturities	221,255	158,805	75,181
Securities held to maturity:
Purchases	(302,794)	(87,600)	(26,761)
Maturities	149,762	195,454	130,532
Increase in premises and equipment	(14,194)	(2,761)	(4,222)
Acquisitions, net of cash acquired	57,412	—	(17,123)

Net cash flows used in investing activities	(499,401)	(105,347)	(83,632)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	162,097	63,977	120,491
Time deposits	(50,299)	(39,135)	(3,251)
Short-term borrowings	118,658	85,913	(67,417)
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	—	22,165
Increase in long-term debt	121,630	230,428	29,749
Decrease in long-term debt	(120,746)	(268,952)	(81,484)
Decrease in junior subordinated debt	(506)	—	—
Purchase of common stock	—	(9,175)	(9,649)
Issuance of common stock	8,045	7,154	1,529
Tax benefit of stock-based compensation	857	635	623
Cash dividends paid	(78,283)	(57,450)	(55,362)

Net cash flows provided by (used in) financing activities	161,453	13,395	(42,606)

Net Increase (Decrease) in Cash and Due from Banks	38,989	7,873	(9,242)
Cash and due from banks at beginning of year	130,235	122,362	131,604

Cash and Due from Banks at End of Year	$169,224	$130,235	$122,362

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

The Corporation completed several acquisitions during 2008 and 2006. These acquisitions are discussed in the Mergers and Acquisitions footnote. The accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

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

Securities

Investment securities, which consist of debt securities and certain equity securities, comprise a significant portion of the Corporation’s consolidated balance sheet. Such securities can be classified as “Trading,” “Securities Held to Maturity” or “Securities Available for Sale.”

Securities are classified as trading securities when management intends to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. As of December 31, 2008 and 2007, the Corporation did not hold any trading securities.

Securities held to maturity are comprised of debt securities, for which management has the positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary reported separately as a component in other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and OTTI charges are recorded within non-interest income in the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

Securities are periodically reviewed for OTTI based upon a number of factors, including, but not limited to, the length of time and extent to which the market value has been at less than cost, the financial condition of the underlying issuer, the ability of the issuer to meet contractual obligations, the likelihood of the security’s ability to recover any decline in its market value and management’s intent and ability to retain the security for a period of time sufficient to allow for a recovery in market value or maturity. Among the factors that are considered in determining management’s intent and ability is a review of the Corporation’s capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in market value, the ability of the issuer to meet contractual obligations and management’s intent and ability requires considerable judgment. A decline in value that is considered to be other-than-temporary is recorded as a loss within non-interest income in the consolidated statement of income.

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

Cash flow hedges are accounted for under the requirements of FAS 133 by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the consolidated statement of income in the period or periods in which the hedged transaction affects earnings.

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

Interest income on loans is accrued on the principal outstanding. It is the Corporation’s policy to discontinue interest accruals generally when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 90 to 180 days past due, depending on the loan type. Commercial loan charges-offs, either in whole or in part, are generally made as soon as facts and circumstances raise a serious doubt as to the collectibility of all or a portion of the principal. Loan origination fees and related costs are deferred and recognized over the life of the loans as an adjustment of yield in interest income.

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

Management estimates the allowance for loan losses pursuant to FAS 5, Accounting for Contingencies, and FAS 114, Accounting by Creditors for Impairment of a Loan. Larger balance commercial and commercial real estate loans that are considered impaired as defined in FAS 114 are reviewed individually to assess the likelihood and severity of loss exposure. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan, or the estimated fair value less estimated selling costs of the collateral. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under FAS 5 based upon historical loss rates for each of these categories of loans. Historical loss rates for each of these loan categories may be adjusted to reflect management’s estimates of the impacts of current economic conditions, trends in delinquencies and non-performing loans, volume, concentrations and mergers and acquisitions, as well as changes in credit underwriting and approval requirements. The accrual of interest on impaired loans is discontinued when the loan is 90 days past due or in management’s opinion the account should be placed on non-accrual status (loans partially charged off are immediately placed on non-accrual status). When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

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

Other Real Estate Owned

OREO is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is included in other assets at the estimated fair value less estimated selling costs. Changes to the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized resulting from the sale of OREO are recognized in non-interest expense on the date of sale.

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

The Corporation performed an annual test of goodwill and other intangibles as of September 30, 2008, and concluded that the recorded values were not impaired. Additionally, due to market conditions surrounding the banking industry, the Corporation updated its impairment analysis as of December 31, 2008, and concluded that the recorded values were not impaired. However, future events could cause the Corporation to conclude that goodwill or other intangibles are impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and result of operations.

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

Pension and Postretirement Benefit Plans

The Corporation sponsors pension and other postretirement benefit plans for its employees. The expense associated with the pension plans is calculated in accordance with FAS 87, Employers’ Accounting for Pensions, while the expense associated with the postretirement benefit plans is calculated in accordance with FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The associated expense utilizes assumptions and methods determined in accordance therewith, including a policy of reflecting trust assets at their fair market value for the qualified pension plans. The Corporation adopted FAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, on December 31, 2006 and began recognizing the overfunded and underfunded status of the pension and postretirement plans on its consolidated balance sheet. Gains and losses, prior service costs and credits and remaining transition amounts under FAS 87 and FAS 106 are recognized in accumulated other comprehensive income, net of tax, until they are amortized. The Corporation complied with the requirement under FAS 158 to measure plan assets and benefit obligations as of December 31, 2006, resulting in a $5.1 million reduction to equity within accumulated other comprehensive income, a decrease in prepaid pension asset of $9.4 million, a decrease in accrued postretirement benefit obligation of $1.5 million, and an increase in deferred tax asset of $2.8 million.

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

In November 2005, the Financial Accounting Standards Board (FASB) issued FSP 123(R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. FSP 123(R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R, which the Corporation elected to utilize.

2.	New Accounting Standards

Determining Whether Impairment of a Debt Security is Other-Than-Temporary

In January 2009, the FASB issued FSP EITF 99-20-1, which amends EITF 99-20 to align the impairment guidance in EITF 99-20 with that in FAS 115 and related implementation guidance.

Prior to the issuance of FSP EITF 99-20-1, GAAP had two different models for determining whether the impairment of a debt security is other-than-temporary. The differences are summarized as follows:

a.  EITF 99-20 requires the use of market participant assumptions about future cash flows. This cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.

b.  FAS 115 does not require exclusive reliance on market participant assumptions about future cash flows. Rather, FAS 115 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all amounts due.

Eliminating the key distinctions between the two achieves more consistent determination of whether OTTI has occurred. Specifically, FSP EITF 99-20-1 removes the requirement to use market participant assumptions when determining future cash flows and instead, requires an assessment of whether it is probable that there has been an adverse change in estimated cash flows. The FSP retains and emphasizes the objective of OTTI assessment and the related disclosure requirements in FAS 115. The provisions of FSP EITF 99-20-1 are effective for interim and annual reporting periods ending after December 15, 2008, and are to be applied prospectively. Accordingly, the Corporation adopted the FSP beginning October 1, 2008 and considered this guidance in determining OTTI on December 31, 2008.

Pensions and Other Postretirement Benefits

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Corporation has not yet determined the impact that the adoption of FAS 132(R)-1 will have on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133, which enhances disclosures about derivatives and hedging activities and thereby improves the transparency of financial reporting. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2009, and does not expect it to have a material impact on its consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51. FAS 160 establishes accounting and reporting standards for ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Corporation will be required to apply the new guidance prospectively beginning January 1, 2009, and does not expect it to have a material impact on its consolidated financial statements.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards

In June 2007, the FASB ratified the consensus reached in EITF 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to companies that have share-based payment arrangements that entitle employees to receive dividends or dividend equivalents on equity-classified nonvested shares when those dividends or dividend equivalents are charged to retained earnings and result in an income tax deduction. Companies that have share-based payment arrangements that fall within the scope of EITF 06-11 will be required to increase capital surplus for any realized income tax benefit associated with dividend or dividend equivalents paid to employees for equity classified nonvested equity awards. Any increase recorded to capital surplus is required to be included in a company’s pool of excess tax benefits that are available to absorb potential future tax deficiencies on share-based payment awards. The application of this guidance did not impact the Corporation’s consolidated financial statements since dividends accrued on its unvested awards are subject to forfeiture.

Accounting for Collateral Assignment Split Dollar Life Insurance

In March 2007, the FASB ratified EITF 06-10, Accounting for Collateral Assignment Split Dollar Life Insurance. EITF 06-10 concludes that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split dollar life insurance arrangement in accordance with either FAS 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, or APB Opinion No. 12, Omnibus Opinion — 1967, if the employer has agreed to maintain a life insurance policy during the employee’s retirement or to provide the employee with a death benefit based on the substantive arrangement with the employee. EITF 06-10 also concludes that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split dollar life insurance arrangement. The determination of the nature and substance of the arrangement should involve an evaluation of all available information, including an assessment of the future cash flows to which the employer is entitled and the employee’s obligation and ability to repay the employer. The Corporation adopted EITF 06-10 on January 1, 2008 resulting in a decrease of $0.7 million in retained earnings and an increase of $0.7 million in accrued bank owned life insurance.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements

In September 2006, the FASB ratified EITF 06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements. EITF 06-04 concludes that an employer should recognize a liability for the future benefits related to an endorsement split dollar life insurance arrangement in accordance with either FAS 106 or APB Opinion No. 12, Omnibus — 1967. The Corporation adopted EITF 06-04 on January 1, 2008 resulting in an increase of $0.1 million in retained earnings and a decrease of $0.1 million in accrued bank owned life insurance.

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

In February 2008, the FASB issued FSP 157-2, which delays the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP 157-2 are effective for the Corporation on January 1, 2009. The Corporation is currently evaluating the impact that the adoption of FAS 157, as it pertains to nonfinancial assets and nonfinancial liabilities, will have on its consolidated financial statements.

In October 2008, the FASB issued FSP 157-3, which clarifies the application of FAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The FSP is effective immediately and applies to prior periods for which financial statements have not been issued, including interim or annual periods ending on or before September 30, 2008. Accordingly, the Corporation adopted the FSP prospectively, beginning July 1, 2008 and considered this guidance in determining fair value measurements on December 31, 2008.

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

3.	Mergers and Acquisitions

On August 16, 2008, the Corporation completed its acquisition of IRGB, a bank holding company based in Pittsburgh, Pennsylvania. On the acquisition date, IRGB had $301.7 million in assets, which included $168.8 million in loans, and $252.3 million in deposits. The transaction, valued at $83.7 million, resulted in the Corporation paying $36.7 million in cash and issuing 3,176,990 shares of its common stock in exchange for 1,125,026 shares of IRGB common stock. The assets and liabilities of IRGB were recorded on the Corporation’s balance sheet at their fair values as of August 16, 2008, the acquisition date, and IRGB’s results of operations have been included in the Corporation’s consolidated statement of income since then. IRGB’s banking subsidiary, Iron and Glass Bank, was merged into FNBPA on August 16, 2008. Based on the purchase price allocation, the Corporation recorded $47.9 million in goodwill and $3.6 million in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

On April 1, 2008, the Corporation completed its acquisition of Omega, a diversified financial services company based in State College, Pennsylvania. On the acquisition date, Omega had $1.8 billion in assets, which included $1.1 billion in loans, and $1.3 billion in deposits. The all-stock transaction, valued at approximately $388.2 million, resulted in the Corporation issuing 25,362,525 shares of its common stock in exchange for 12,544,150 shares of Omega common stock. The assets and liabilities of Omega were recorded on the Corporation’s balance sheet at their fair values as of April 1, 2008, the acquisition date, and Omega’s results of operations have been included in the Corporation’s consolidated statement of income since then. Omega’s banking subsidiary, Omega Bank, was merged into FNBPA on April 1, 2008. Based on the purchase price allocation, the Corporation recorded $236.6 million in goodwill and $31.2 million in core deposit and other intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The following table shows the calculation of the preliminary purchase price and the resulting goodwill relating to the Omega acquisition (in thousands):

Fair value of stock issued and stock options assumed		$388,176
Fair value of:
Tangible assets acquired	$1,533,305
Core deposit and other intangible assets acquired	31,191
Liabilities assumed	(1,463,352)
Net cash received in the acquisition	50,413

Fair value of net assets acquired		151,557

Goodwill recognized		$236,619

The Corporation has not yet finalized its determination of the fair values of certain acquired assets and liabilities relating to the Omega acquisition and will adjust goodwill upon completion of the valuation process.

The following table summarizes the estimated fair value of the net assets that the Corporation acquired from Omega (in thousands):

Assets
Cash and due from banks	$57,016
Federal funds sold	52,400
Securities	256,837
Loans	1,073,975
Goodwill and other intangible assets	267,810
Accrued income and other assets	143,490

Total assets	1,851,528

Liabilities
Deposits	1,291,483
Borrowings	157,241
Accrued expenses and other liabilities	14,628

Total liabilities	1,463,352

Purchase price	$388,176

The following unaudited summary financial information presents the consolidated results of operations of the Corporation on a pro forma basis, as if the Omega acquisition had occurred at the beginning of each of the periods presented (dollars in thousands, except per share data):

December 31	2008	2007	2006

Net interest income	$267,934	$259,409	$254,650
Provision for loan losses	75,806	14,848	14,308

Net interest income after provision for loan losses	192,128	244,561	240,342
Non-interest income	92,986	109,691	108,161
Non-interest expense	239,953	229,953	226,367

Income before taxes	45,161	124,299	122,136
Income taxes	7,518	34,497	34,715

Net income from continuing operations	37,643	89,802	87,421
Loss from discontinued operations, net of tax	—	—	(314)

Net income	$37,643	$89,802	$87,107

Net income per common share
Basic:
Continuing operations	$0.47	$1.05	$1.04
Discontinued operations	—	—	0.00

	$0.47	$1.05	$1.04

Diluted:
Continuing operations	$0.46	$1.04	$1.03
Discontinued operations	—	—	0.00

	$0.46	$1.04	$1.03

The pro forma results include the amortization of the fair value adjustments on loans, deposits and debt and the amortization of the newly created intangible assets and post-merger acquisition related expenses. The pro forma results for 2008 also include $3.9 million pre-tax for certain non-recurring items, including personnel expense for retention bonuses and severance payments. The pro forma results do not reflect cost savings or revenue enhancements anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of the periods presented, nor are they necessarily indicative of future consolidated results. Actual results of operations of the Corporation for the periods noted above are listed in the Corporation’s consolidated statement of income provided elsewhere in this Report.

Due to the materiality of the IRGB acquisition, they have not been included in the pro forma financial information presented above.

On May 26, 2006, the Corporation completed its acquisition of Legacy, a commercial bank and trust company headquartered in Harrisburg, Pennsylvania, with $375.1 million in assets, including $294.4 million in loans, and $256.5 million in deposits. Consideration paid by the Corporation totaled $72.4 million and was comprised primarily of 2,682,053 shares of the Corporation’s common stock and $21.1 million in cash in exchange for 3,831,505 shares of Legacy common stock. At the time of the acquisition, Legacy was merged into FNBPA. Based on the purchase price allocation, the Corporation recorded $46.4 million in goodwill and $4.3 million in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates. The consolidated financial statements include the results of operations of these entities from their respective dates of acquisition.

The Corporation recorded merger and integration charges of $4.7 million, $0.2 million and $0.6 million in 2008, 2007 and 2006, respectively, associated with the acquisitions of Omega and IRGB in 2008 and the acquisition of Legacy in 2006.

4.	Subsequent Events

On January 9, 2009, the Corporation received a $100.0 million investment as part of its voluntary participation in the U.S. Treasury CPP implemented pursuant to the EESA enacted on October 3, 2008.

The CPP is a voluntary program implemented by the U.S. Treasury in October 2008 and is available to qualifying financial institutions. As part of the transaction completed on January 9, 2009, the U.S. Treasury purchased 100,000 shares of the Corporation’s Preferred Series C Stock and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock, for an aggregate purchase price of $100.0 million. The Preferred Series C Stock pays a cumulative dividend of 5% per annum for the first five years and 9% per annum thereafter. The dividends on the Preferred Series C Stock are payable quarterly in arrears on February 15, May 15, August 15 and November 15 of each year. In the event dividends on the Preferred Series C Stock are not paid in full for six dividend periods, whether or not consecutive, the U.S. Treasury will have the right to elect two directors to the Corporation’s Board of Directors and such right shall end when all accrued and unpaid dividends have been paid in full. The warrant has a ten year term and an exercise price of $11.52 per share of the Corporation’s common stock. The uniform terms and conditions for all CPP participants are publicly available at the U.S. Treasury website at: http://www.treas.gov/press/releases/reports/document5hp1207.pdf.

In addition, pursuant to the terms of the Securities Purchase Agreement, the Corporation adopted the U.S. Treasury’s standards for executive compensation and corporate governance for the period during which the U.S. Treasury holds the equity issued pursuant to the Securities Purchase Agreement, including the common stock that may be issued pursuant to the warrant. However, the Securities Purchase Agreement and all related documents may be amended unilaterally by the U.S. Treasury to comply with the American Recovery and Reinvestment Act of 2009, which was signed into law by the President on February 17, 2009, and which amended the executive compensation and corporate governance standards previously set forth by the EESA and subsequent U.S. Treasury regulations. The U.S. Treasury is expected to issue regulations to comply with those standards, which generally apply to the Corporation’s top five most highly compensated employees, or senior executive officers, and extend in certain contexts to cover up to the next twenty most highly compensated employees.

The standards include (1) ensuring that incentive compensation for senior executive officers does not encourage unnecessary and excessive risks that threaten the value of the institution; (2) requiring the clawback of any bonus, retention award, or incentive compensation paid to a senior executive officer or any of the next twenty most highly compensated employees based on statements of earnings, revenues, gains, or other criteria that are later found to be materially inaccurate; (3) agreeing not to deduct for tax purposes executive compensation in excess of $500,000 for each senior executive officer; (4) prohibiting severance payments to a senior executive officer or any of the next five most highly compensated employees; (5) prohibiting the payment or accrual of any bonus, retention award, or incentive compensation to a senior executive officer (except for payments of long-term restricted stock, provided that the award does not vest while the U.S. Treasury’s funds are outstanding and the award does not have a value greater than one third of the receiving employee’s total annual compensation); (6) prohibiting any compensation plan that encourages manipulation of the financial institution’s reporting earnings to enhance the compensation of any of its employees; (7) requiring the establishment of a Board Compensation Committee comprised entirely of independent directors, for the purpose of reviewing employee compensation plans, which must meet at least semiannually to discuss and evaluate employee compensation plans in light of any risk posed by such plans to the financial institution; (8) requiring the chief executive officer and chief financial officer of the financial institution to file a written certification of compliance with these standards with its annual filings required under the securities laws; (9) adopting a company-wide policy regarding excessive or luxury expenditures; (10) permitting a separate, non-binding shareholder vote to approve compensation of executives as disclosed pursuant to the compensation disclosure rules of the SEC; and (11) allowing the U.S. Treasury Secretary to review bonuses, retention awards, and other compensation paid to a senior executive officer or any of the next twenty most highly compensated employees prior to February 17, 2009, to determine whether any such payment was inconsistent with the purposes of the TARP or was otherwise contrary to the public interest, and if so, to engage in negotiations with the financial institution and the receiving employee for appropriate reimbursement to the federal government.

The standards above do not apply to prohibit any bonus payment required to be paid pursuant to a valid written employment contract executed on or before February 11, 2009.

The executive compensation and corporate governance restrictions will apply so long as the U.S. Treasury owns any of the Corporation’s debt or equity securities acquired in connection with the transactions described herein, including the Preferred Series C Stock or any shares of the Corporation’s common stock issued upon exercise of the warrant; however, the restrictions will not apply during any period in which the U.S. Treasury only holds the warrant to purchase the Corporation’s common stock. Accordingly, the Corporation could be subject to these restrictions for an indefinite period of time. Further, the Securities Purchase Agreement and all related documents may be further amended unilaterally by the U.S. Treasury to the extent required to comply with any changes to the applicable federal statutes. Any such amendments may provide for additional executive compensation and corporate governance standards or modify the standards set forth above.

5.	Securities

The amortized cost and fair value of securities are as follows (in thousands):

Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$249,370	$3,925	$—	$253,295
Mortgage-backed securities	131,390	1,972	(306)	133,056
States of the U.S. and political subdivisions	71,065	254	(2,138)	69,181
Corporate and other debt securities	34,219	—	(10,979)	23,240

Total debt securities	486,044	6,151	(13,423)	478,772
Equity securities	3,609	157	(268)	3,498

	$489,653	$6,308	$(13,691)	$482,270

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2007
U.S. Treasury and other U.S. government agencies and corporations	$161,969	$870	$—	$162,839
Mortgage-backed securities	71,329	1,076	(138)	72,267
States of the U.S. and political subdivisions	71,169	676	(355)	71,490
Corporate and other debt securities	50,480	57	(4,330)	46,207

Total debt securities	354,947	2,679	(4,823)	352,803
Equity securities	5,526	404	(312)	5,618

	$360,473	$3,083	$(5,135)	$358,421

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$143,589	$—	$(148)	$143,441
Mortgage-backed securities	27,471	9	(296)	27,184
States of the U.S. and political subdivisions	36,574	564	(110)	37,028
Corporate and other debt securities	40,790	226	(87)	40,929

Total debt securities	248,424	799	(641)	248,582
Equity securities	7,853	1,859	(15)	9,697

	$256,277	$2,658	$(656)	$258,279

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$506	$154	$—	$660
Mortgage-backed securities	721,682	15,915	(7,442)	730,155
States of the U.S. and political subdivisions	115,766	376	(928)	115,214
Corporate and other debt securities	5,909	—	(687)	5,222

	$843,863	$16,445	$(9,057)	$851,251

December 31, 2007
U.S. Treasury and other U.S. government agencies and corporations	$11,004	$47	$—	$11,051
Mortgage-backed securities	547,046	2,059	(3,865)	545,240
States of the U.S. and political subdivisions	102,179	335	(134)	102,380
Corporate and other debt securities	7,324	20	(101)	7,243

	$667,553	$2,461	$(4,100)	$665,914

December 31, 2006
U.S. Treasury and other U.S. government agencies and corporations	$89,378	$23	$(300)	$89,101
Mortgage-backed securities	559,658	355	(8,930)	551,083
States of the U.S. and political subdivisions	112,226	122	(842)	111,506
Corporate and other debt securities	14,817	17	(229)	14,605

	$776,079	$517	$(10,301)	$766,295

The Corporation sold $1.8 million of equity securities at a gain of $0.1 million during 2008 and sold $2.9 million of equity securities at a gain of $1.0 million during 2007. Additionally, the Corporation recognized a gain of $0.7 million relating to the VISA, Inc. initial public offering during 2008. The Corporation also recognized a gain of $0.1 million relating to $6.6 million of called securities during 2007. None of the security sales or calls were at a loss.

Gross gains and gross losses were realized on sales of securities as follows (in thousands):

Year Ended December 31	2008	2007	2006

Gross gains	$839	$1,155	$1,802
Gross losses	(5)	—	—

	$834	$1,155	$1,802

As of December 31, 2008, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$135	$135	$2,587	$2,589
Due from one to five years	252,136	256,141	57,660	57,883
Due from five to ten years	12,324	12,415	32,717	32,706
Due after ten years	90,059	77,025	29,217	27,918

	354,654	345,716	122,181	121,096
Mortgage-backed securities	131,390	133,056	721,682	730,155
Equity securities	3,609	3,498	—	—

	$489,653	$482,270	$843,863	$851,251

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At December 31, 2008, 2007 and 2006, securities with a carrying value of $670.2 million, $522.0 million and $518.7 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $585.0 million, $360.6 million and $324.5 million at December 31, 2008, 2007 and 2006, respectively, were pledged as collateral for short-term borrowings.

During 2004, the Corporation transferred $519.4 million of securities from available for sale to held to maturity. This transaction resulted in $4.0 million being recorded as other comprehensive income, which is being amortized over the average life of the securities transferred. At December 31, 2008 and 2007, $0.5 million and $0.7 million, respectively, remained in other comprehensive income. The Corporation initiated this transfer to better reflect management’s intentions at that time and to reduce the volatility of the equity adjustment due to the fluctuation in market prices of available for sale securities.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment (in thousands):

Securities Available For Sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2008
Mortgage-backed securities	$33,856	$(306)	$—	$—	$33,856	$(306)
States of the U.S. and political subdivisions	54,230	(2,138)	—	—	54,230	(2,138)
Corporate and other debt securities	4,797	(1,375)	7,859	(9,604)	12,656	(10,979)
Equity securities	1,053	(258)	32	(10)	1,085	(268)

	$93,936	$(4,077)	$7,891	$(9,614)	$101,827	$(13,691)

December 31, 2007
Mortgage-backed securities	$—	$—	$14,673	$(138)	$14,673	$(138)
States of the U.S. and political subdivisions	23,806	(155)	11,934	(200)	35,740	(355)
Corporate and other debt securities	34,407	(3,879)	3,568	(451)	37,975	(4,330)
Equity securities	636	(302)	13	(10)	649	(312)

	$58,849	$(4,336)	$30,188	$(799)	$89,037	$(5,135)

Securities Held To Maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2008
Mortgage-backed securities	$96,213	$(6,531)	$7,832	$(911)	$104,045	$(7,442)
States of the U.S. and political subdivisions	44,555	(928)	—	—	44,555	(928)
Corporate and other debt securities	277	(7)	4,445	(680)	4,722	(687)

	$141,045	$(7,466)	$12,277	$(1,591)	$153,322	$(9,057)

December 31, 2007
Mortgage-backed securities	$47,051	$(432)	$280,433	$(3,433)	$327,484	$(3,865)
States of the U.S. and political subdivisions	1,030	—	37,206	(134)	38,236	(134)
Corporate and other debt securities	5,726	(101)	120	—	5,846	(101)

	$53,807	$(533)	$317,759	$(3,567)	$371,566	$(4,100)

As of December 31, 2008, securities with unrealized losses for less than 12 months include 32 investments in mortgage-backed securities, 138 investments in states of the U.S. and political subdivision securities, 4 investments in corporate and other debt securities and 11 investments in equity securities. Securities with unrealized losses of greater than 12 months include 2 investments in mortgage-backed securities, 12 investments in corporate and other debt securities and 1 investment in an equity security. The Corporation has concluded that it has both the intent and ability to hold these securities for the time necessary to recover the amortized cost or until maturity.

The Corporation’s unrealized losses on corporate debt securities primarily relate to investments in trust preferred securities. The Corporation’s portfolio of trust preferred securities consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for one investment in a senior tranche, and are secured by over-collateralization or default protection provided by subordinated tranches. Unrealized losses on investments in trust preferred securities are attributable to temporary illiquidity and the financial crisis affecting these markets, as well as changes in interest rates.

Other-Than-Temporary Impairment

The investment securities portfolio is evaluated for OTTI on a quarterly basis. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost or amortized cost basis. When a decline in value is considered to be other-than-temporary, an impairment loss is recorded as a loss within non-interest income in the consolidated statement of income.

The Corporation’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached.

This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The Corporation also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value, or until maturity. Among the factors that are considered in determining the Corporation’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity.

The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Corporation’s intent and ability to retain the security require considerable judgment.

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of FAS 115 and the related guidance of EITF 99-20, as amended by FSP EITF 99-20-1. All other securities are required to be evaluated under FAS 115 and related implementation guidance.

The Corporation recognized losses of $17.2 million and $0.1 million during 2008 and 2007, respectively, due to the write-down to fair value of securities that were deemed to be other-than-temporarily impaired. The impairment losses for 2008 consisted of $1.2 million related to bank stocks and $16.0 million related to investments in pooled trust preferred securities.

The $1.2 million OTTI charge for bank stocks relates to securities that have been in an unrealized loss position for between three and 12 months. In accordance with generally accepted accounting principles, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At year end, the Corporation held 31 bank stocks with an adjusted cost basis of $3.6 million and a fair value of $3.5 million.

The Corporation invests in trust preferred securities issued by special purpose vehicles (SPV) which hold pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies and insurance companies. The securities issued by the SPV are generally segregated into several classes known as tranches. Typically, the structure includes senior, mezzanine, and equity tranches. The equity tranche represents the first loss position. The Corporation generally holds interests in the senior and mezzanine tranches. Interest and principal collected from the collateral held by the SPV are distributed with a priority that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if certain tests are not met.

Certain of these securities, when acquired, were within the scope of EITF 99-20, as amended. The Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, expected future default rates and other relevant information.

Trust preferred securities have experienced price declines due to the current securities market environment and the currently limited secondary market for such securities, in addition to issue-specific credit deterioration. The Corporation determined through its OTTI evaluation that there is increased uncertainty as to whether it will receive all contractual principal and interest payments from some of these securities. As a result, the Corporation determined that there was not sufficient persuasive evidence to conclude that the impairment of some of these securities was temporary.

The Corporation has 13 pooled trust preferred security investments with a cost basis of $40.6 million and a fair value of $17.9 million. These investments represent interests in various SPV’s collateralized by securities or debt issued by over 500 financial institutions. Twelve of the investments are in mezzanine tranches; the remaining is in a senior-level tranche. The Corporation has concluded that it is probable that there has been an adverse change in estimated cash flows for eight of the 13 investments; accordingly, the Corporation concluded that these securities are other-than-temporarily impaired. These eight securities were written down from a cost basis of $26.4 million to a new cost basis of $10.5 million, and are classified as non-performing investments. Three of the eight other-than-temporarily impaired investments have contractually deferred their interest payments, and it is probable that the other five will do so in the future. Unrealized losses on the remaining pooled trust preferred securities are considered temporary because the decline in fair value is attributable to temporary illiquidity and the financial crisis, as well as changes in spreads, and was not caused by cash flow impairment. These securities are current as to interest and principal payments and maintain a minimum rating of single A.

Conclusions regarding OTTI for trust preferred securities are based on trends in new deferrals by the underlying issuer and the expectation for additional deferrals and defaults in the future, negative changes in credit ratings and expectation for potential future negative rating changes, whether the security is currently deferring interest on the tranche that the Corporation owns and expected continued weakness in the U.S. economy. Write-downs were based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. If economic conditions worsen, it is possible that the securities that are currently performing satisfactorily could suffer impairment and could potentially require write-downs. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The entire portfolio is evaluated each quarter to determine if additional write-downs are warranted.

6.	Loans

Following is a summary of loans, net of unearned income (in thousands):

December 31	2008	2007

Commercial	$3,173,941	$2,232,860
Direct installment	1,070,791	941,249
Consumer lines of credit	340,750	251,100
Residential mortgages	638,356	465,881
Indirect installment	531,430	427,663
Other	65,112	25,482

	$5,820,380	$4,344,235

The above loan totals include unearned income of $34.0 million and $25.7 million at December 31, 2008 and 2007, respectively.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $158.0 million or 2.7% of total loans as of December 31, 2008. The Corporation also operates commercial loan production offices in Pennsylvania and Florida and mortgage loan production offices in Ohio and Tennessee.

The Corporation had commercial loans in Florida totaling $294.2 million or 5.1% of total loans as of December 31, 2008, which was comprised of the following: unimproved residential land (20.9%), unimproved commercial land (22.7%), improved land (7.0%), income producing commercial real estate (26.8%), residential construction (9.8%), commercial construction (9.5%), commercial and industrial (2.2%) and owner-occupied (1.1%). The weighted average loan-to-value ratio for this portfolio is 73.7% as of December 31, 2008.

The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of December 31, 2008 and 2007, commercial real estate loans were $2.0 billion and $1.4 billion, respectively, or 34.3% and 32.1% of total loans. Approximately 46.0% of the commercial real estate loans are owner occupied, while the remaining 54.0% are non-owner occupied. As of December 31, 2008 and 2007, the Corporation had construction loans of $269.8 million and $201.2 million, respectively. As of December 31, 2008 and 2007, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

At December 31, 2008 and 2007, there were $16.1 million and $3.2 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with SOP 03-3.

Certain directors and executive officers of the Corporation and its significant subsidiaries, as well as associates of such persons, are loan customers. Loans to such persons were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of loans to any such persons who had loans in excess of $60,000 during 2008 (in thousands):

Total loans at January 1, 2008	$34,510
New loans	55,075
Repayments	(32,217)
Other	(12,504)

Total loans at December 31, 2008	$44,864

Other represents the net change in loan balances resulting from changes in related parties during 2008.

7.	Non-Performing Assets

Following is a summary of non-performing assets (in thousands):

December 31	2008	2007

Non-accrual loans	$139,607	$29,211
Restructured loans	4,097	3,468

Total non-performing loans	143,704	32,679
Non-performing investments	10,456	—
Other real estate owned	9,177	8,052

Total non-performing assets	$163,337	$40,731

For the years ended December 31, 2008, 2007 and 2006, income that would have been recognized on non-performing loans if they were paid in accordance with their original terms was $6.4 million, $2.4 million and $2.0 million, respectively. Interest recorded on non-performing loans was $0.3 million, $0.4 million and $0.5 million for 2008, 2007 and 2006, respectively. Loans past due 90 days or more and still accruing (see the Loans and the Allowance for Loan Losses section of the Summary of Significant Accounting Policies footnote) were $14.1 million, $7.5 million and $5.5 million at December 31, 2008, 2007 and 2006, respectively.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

Following is a summary of information pertaining to loans considered to be impaired (in thousands):

At or For The Year Ended December 31	2008	2007	2006

Impaired loans with an allocated allowance	$78,823	$16,925	$10,801
Impaired loans without an allocated allowance	59,323	10,150	10,912

Total impaired loans	$138,146	$27,075	$21,713

Allocated allowance on impaired loans	$20,505	$5,208	$4,931

Average impaired loans	$82,611	$24,394	$21,664

Income recognized on impaired loans	$59	$98	$90

The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.

8.	Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses (in thousands):

Year Ended December 31	2008	2007	2006

Balance at beginning of year	$52,806	$52,575	$50,707
Additions from acquisitions	12,150	21	3,035
Charge-offs	(35,914)	(15,213)	(14,680)
Recoveries	3,317	2,730	3,101

Net charge-offs	(32,597)	(12,483)	(11,579)
Provision for loan losses	72,371	12,693	10,412

Balance at end of year	$104,730	$52,806	$52,575

9.	Premises and Equipment

Following is a summary of premises and equipment (in thousands):

December 31	2008	2007

Land	$26,765	$15,821
Premises	119,615	92,216
Equipment	76,467	63,285

	222,847	171,322
Accumulated depreciation	(100,248)	(90,850)

	$122,599	$80,472

Depreciation and amortization expense of premises and equipment was $10.7 million for 2008, $8.8 million for 2007 and $9.8 million for 2006.

The Corporation has operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with FAS 13 taking into account escalation clauses. Rental expense was $5.7 million for 2008, $5.2 million for 2007 and $5.8 million for 2006.

Total minimum rental commitments under such leases were $29.8 million at December 31, 2008. Following is a summary of future minimum lease payments for years following December 31, 2008 (in thousands):

2009	$4,530
2010	3,539
2011	2,964
2012	2,413
2013	2,033
Later years	14,364

10.	Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business (in thousands):

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Total

Balance at January 1, 2007	$231,951	$984	$7,735	$1,809	$242,479
Goodwill additions	(359)	—	—	—	(359)

Balance at December 31, 2007	231,592	984	7,735	1,809	242,120
Goodwill additions	277,561	7,086	1,511	—	286,158

Balance at December 31, 2008	$509,153	$8,070	$9,246	$1,809	$528,278

The Corporation recorded goodwill during 2007 primarily as a result of the final purchase accounting adjustments relating to the acquisition of Legacy and during 2008 as a result of the purchase accounting adjustments related to the acquisitions of Omega and IRGB.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets (in thousands):

				Total
		Customer		Finite-
	Core Deposit	and Renewal	Other Intangible	lived
	Intangibles	Lists	Assets	Intangibles

December 31, 2008
Gross carrying amount	$66,239	$10,970	$890	$78,099
Accumulated amortization	(28,548)	(2,625)	(697)	(31,870)

	$37,691	$8,345	$193	$46,229

December 31, 2007
Gross carrying amount	$38,706	$5,270	$890	$44,866
Accumulated amortization	(22,973)	(1,858)	(596)	(25,427)

	$15,733	$3,412	$294	$19,439

The Corporation recorded $27.5 million in core deposit intangibles and $7.2 million in customer and renewal list intangibles during 2008 as a result of the acquisitions of Omega and IRGB.

Core deposit intangibles are being amortized primarily over 10 years using straight-line and accelerated methods. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.

Amortization expense on finite-lived intangible assets totaled $6.4 million, $4.4 million and $4.1 million for 2008, 2007 and 2006, respectively. Amortization expense on finite-lived intangible assets, assuming no new additions, is expected to total $6.5 million, $6.2 million, $5.7 million, $5.3 million and $4.8 million for the years 2009 through 2013, respectively.

Goodwill and other intangible assets are reviewed annually for impairment, and more frequently if impairment indicators exist. The Corporation completed this review in 2008 and 2007 and determined that its intangible assets are not impaired.

11.	Deposits

Following is a summary of deposits (in thousands):

December 31	2008	2007

Non-interest bearing demand	$919,539	$626,141
Savings and NOW	2,816,628	2,037,160
Certificates and other time deposits	2,318,456	1,734,383

	$6,054,623	$4,397,684

Time deposits of $100,000 or more were $569.7 million and $461.6 million at December 31, 2008 and 2007, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2008 (in thousands):

	Certificates of	Other Time
	Deposit	Deposits	Total

Three months or less	$72,130	$4,844	$76,974
Three to six months	82,030	6,441	88,471
Six to twelve months	118,178	4,324	122,502
Over twelve months	188,519	93,246	281,765

	$460,857	$108,855	$569,712

Following is a summary of the scheduled maturities of certificates and other time deposits for each of the five years following December 31, 2008 (in thousands):

2009	$1,313,089
2010	476,111
2011	213,315
2012	165,372
2013	130,493
Later years	20,076

12.	Short-Term Borrowings

Following is a summary of short-term borrowings (in thousands):

December 31	2008	2007

Securities sold under repurchase agreements	$414,705	$276,552
Federal funds purchased	86,000	60,000
Subordinated notes	95,032	112,779
Other short-term borrowings	526	492

	$596,263	$449,823

Credit facilities amounting to $40.0 million at December 31, 2008 were maintained with two banks at rates that are at or below prime rate. The facilities and their terms are periodically reviewed by the banks and are generally subject to withdrawal at their discretion. No credit facilities were used at December 31, 2008 or December 31, 2007. Additionally, at December 31, 2007, the Corporation had available a $25.0 million letter of credit from the FHLB. This letter of credit was unused at December 31, 2007 and expired during 2008. The weighted average interest rates on short-term borrowings were 2.49% in 2008, 4.63% in 2007 and 4.35% in 2006. The weighted average interest rates on short-term borrowings at December 31, 2008, 2007 and 2006 were 1.59%, 3.98% and 4.72%, respectively.

13.	Long-Term Debt

Following is a summary of long-term debt (in thousands):

December 31	2008	2007

Federal Home Loan Bank advances	$431,398	$427,099
Subordinated notes	58,028	53,404
Convertible subordinated notes	613	658
Other long-term debt	211	205

	$490,250	$481,366

The Corporation’s banking affiliate has available credit with the FHLB of $2.0 billion, of which $431.4 million was used as of December 31, 2008. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Interest rates paid on these advances range from 2.12% to 5.54% in 2008, 2.79% to 5.75% in 2007 and 2.91% to 5.75% in 2006.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes are scheduled to mature in various amounts periodically through the year 2017. At December 31, 2008, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three months of interest. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 4.08% at December 31, 2008, 5.58% at December 31, 2007 and 5.20% at December 31, 2006.

The Corporation assumed 5% convertible subordinated notes in conjunction with the Legacy acquisition. The subordinated notes mature in 2018 and are convertible into shares of the Corporation’s common stock at any time prior to maturity at $12.50 per share. As of December 31, 2008, the Corporation has reserved 49,000 shares of common stock for issuance in the event the convertible subordinated notes are converted.

Scheduled annual maturities for all of the long-term debt for each of the five years following December 31, 2008 are as follows (in thousands):

2009	$198,141
2010	197,309
2011	46,061
2012	46,740
2013	494
Later years	1,505

14.	Junior Subordinated Debt Owed to Unconsolidated Subsidiary Trusts

The Corporation has four unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts are not consolidated because the Corporation is not the primary beneficiary, as evaluated under FAS Interpretation (FIN) 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (trust preferred securities) to third-party investors. The proceeds from the sale of trust preferred securities and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of the Omega acquisition.

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

The following table provides information relating to the Trusts as of December 31, 2008 (dollars in thousands):

	F.N.B.	F.N.B.	Omega	Sun Bancorp
	Statutory	Statutory	Financial	Statutory
	Trust I	Trust II	Capital Trust	Trust I

Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,768	18,587
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	7.12%	7.17%	5.98%	10.20%
	variable;	fixed until 6/15/11;	fixed until 10/09;
	LIBOR plus	then LIBOR plus	then LIBOR plus
	325 basis points	165 basis points	219 basis points

15.	Interest Rate Swaps

In February 2005, the Corporation entered into an interest rate swap with a notional amount of $125.0 million, whereby it paid a fixed rate of interest and received a variable rate based on the London Inter-Bank Offered Rate (LIBOR). The effective date of the swap was January 3, 2006 and the maturity date of the swap was March 31, 2008. The interest rate swap was a designated cash flow hedge designed to convert the variable interest rate to a fixed rate on $125.0 million of subordinated debt. The swap was considered to be highly effective and assessment of the hedging relationship is evaluated under Derivative Implementation Group Issue No. G7 using the hypothetical derivative method.

The Corporation’s interest rate swap program for commercial loans provides customers with fixed rate loans while creating a variable rate asset for the Corporation. The notional amount of swaps under this program was $201.3 million as of December 31, 2008. At December 31, 2008, the asset and liability associated with these interest rate swaps were $19.4 million and $18.8 million, respectively.

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

Following is a summary of off-balance sheet credit risk information (in thousands):

December 31	2008	2007

Commitments to extend credit	$1,254,470	$943,277
Standby letters of credit	97,016	76,708

At December 31, 2008, funding of approximately 82.2% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is quantified on a quarterly basis, through the review of historical performance of the Corporation’s portfolios and allocated as a liability on the Corporation’s balance sheet.

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

17.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

Year Ended December 31	2008	2007	2006

Net income	$35,595	$69,678	$67,649
Other comprehensive loss:
Unrealized losses on securities:
Arising during the period, net of tax (benefit) expense of $(7,713), $(1,384) and $161	(14,324)	(2,570)	298
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $(1,384), $363 and $631	10,606	(674)	(1,171)
Unrealized (losses) gains on swap, net of tax (benefit) expense of $(69), $(455) and $1	(128)	(845)	1
Minimum benefit plan liability adjustment, net of tax (benefit) expense of $(8,573), $(594) and $234	(15,921)	(1,103)	434

Other comprehensive loss	(19,767)	(5,192)	(438)

Comprehensive income	$15,829	$64,486	$67,211

The amount of the reclassification adjustment for losses (gains) included in net income differs from the amount shown in the consolidated statement of income because it does not include gains or losses realized on securities that were purchased and then sold during 2008.

The accumulated balances related to each component of other comprehensive income are as follows (in thousands):

December 31	2008	2007	2006

Net unrealized (losses) gains on securities	$(4,338)	$(621)	$2,623
Unrealized gain on swap	—	128	973
Net unrecognized pension and postretirement obligations	(22,167)	(6,245)	(5,142)

Accumulated other comprehensive income	$(26,505)	$(6,738)	$(1,546)

18.	Stock Incentive Plans

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. During 2008, 2007 and 2006, the Corporation issued 245,255, 146,885 and 2,350 restricted shares of common stock, respectively, with weighted average grant date fair values of $3.3 million, $2.4 million and $40,000, respectively, under these Plans. The Corporation has available up to 2,998,062 shares of common stock to issue under these Plans.

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

The unvested restricted stock awards are eligible to receive cash dividends or dividend equivalents which are ultimately used to purchase additional shares of stock. Any additional shares of stock ultimately received as a result of cash dividends are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met. These awards are subject to certain accelerated vesting provisions upon retirement, death, disability or in the event of a change of control as defined in the award agreements.

Share-based compensation expense related to restricted stock awards was $2.1 million, $1.9 million and $1.2 million for the years ended December 31, 2008, 2007 and 2006, the tax benefit of which was $0.7 million, $0.6 million and $0.4 million, respectively.

The following table summarizes certain information concerning restricted stock awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	2008	Price	2007	Price	2006	Price

Unvested shares outstanding at beginning of year	387,064	$17.59	302,264	$18.54	296,457	$18.52
Granted	245,255	13.51	146,885	16.13	2,350	17.07
Vested	(114,675)	18.58	(54,448)	18.56	(10,996)	15.34
Forfeited	(27,991)	14.69	(26,847)	17.16	(1,755)	18.10
Dividend reinvestment	37,448	13.48	19,210	15.87	16,208	16.91

Unvested shares outstanding at end of year	527,101	15.34	387,064	17.59	302,264	18.54

The total fair value of shares vested was $1.5 million, $0.9 million and $0.2 million for the years ended December 31, 2008, 2007 and 2006, respectively.

As of December 31, 2008, there was $3.5 million of unrecognized compensation cost related to unvested restricted stock awards granted including $0.2 million that is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R. The components of the restricted stock awards as of December 31, 2008 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total

Unvested shares	205,566	321,535	527,101
Unrecognized compensation expense	$1,168	$2,306	$3,474
Intrinsic value	2,713	4,244	6,957
Weighted average remaining life (in years)	2.05	2.53	2.34

Stock Options

There were no stock options granted during 2008, 2007 or 2006. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 543,584, 304,545 and 429,569 for 2008, 2007 and 2006, respectively.

The following table summarizes certain information concerning stock option awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Price per		Price per		Price per
	2008	Share	2007	Share	2006	Share

Options outstanding at beginning of year	1,139,844	$11.75	1,450,225	$11.69	1,622,864	$11.54
Assumed in acquisitions	845,969	16.00	—	—	224,351	11.63
Exercised during the year	(543,591)	11.41	(310,381)	11.48	(396,990)	11.04
Forfeited during the year	(142,905)	17.77	—	—	—	—

Options outstanding and exercisable at end of year	1,299,317	14.00	1,139,844	11.75	1,450,225	11.69

Upon consummation of the Corporation’s acquisitions, all outstanding options issued by the acquired companies were converted into equivalent F.N.B. Corporation options.

The following table summarizes information about stock options outstanding at December 31, 2008:

Options Outstanding and Exercisable
		Weighted Average	Weighted
Range of Exercise	Options	Remaining	Average
Prices	Outstanding	Contractual Years	Exercise Price

$ 2.68 — $ 4.02	16,779	4.20	$2.68
4.03 — 6.05	—	—	—
6.06 — 9.09	29,250	2.00	8.98
9.10 — 13.65	470,646	1.96	11.63
13.66 — 19.65	782,642	2.51	15.86

	1,299,317

The intrinsic value of outstanding and exercisable stock options at December 31, 2008 was $(2.6) million, since the fair value of the stock was less than the exercise price.

The following table shows proceeds from stock options exercised, related tax benefits realized from stock option exercises and the intrinsic value of the stock options exercised (in thousands):

Year Ended December 31	2008	2007	2006

Proceeds from stock options exercised	$6,192	$3,422	$4,403
Tax benefit recognized from stock options exercised	988	613	610
Intrinsic value of stock options exercised	2,823	1,751	1,743

Warrants

The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with the Legacy acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of December 31, 2008, warrants to purchase 45,524 shares of common stock remain outstanding.

19.	Retirement Plans

The Corporation sponsors the F.N.B. Corporation Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007, benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. During 2007, the Corporation amended the RIP such that it is closed to new participants who commence employment with the Corporation on or after January 1, 2008. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements are met. The Corporation made a contribution of $5.8 million to the RIP during 2006. Based on the funded status of the plan and the 2006 plan amendment, the Corporation did not make a contribution to the RIP in 2007 or 2008.

The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers who are designated by the Board of Directors. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security, the qualified RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the two percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008, at which time the Corporation recognized a one-time charge of $0.8 million.

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans) (in thousands):

December 31	2008	2007

Accumulated benefit obligation	$111,834	$102,683

December 31	2008	2007

Projected benefit obligation at beginning of year	$105,291	$103,242
Service cost	3,292	3,239
Interest cost	6,648	6,186
Acquisition of IRGB	2,336	—
Actuarial loss (gain)	1,507	(3,112)
Special termination benefits	358	—
Curtailment gain	(1,642)	—
Benefits paid	(4,564)	(4,264)

Projected benefit obligation at end of year	$113,226	$105,291

December 31	2008	2007

Fair value of plan assets at beginning of year	$111,037	$108,746
Actual return on plan assets	(16,475)	5,835
Corporation contribution	750	720
Acquisition of IRGB	1,929	—
Benefits paid	(4,564)	(4,264)

Fair value of plan assets at end of year	$92,677	$111,037

December 31	2008	2007

Funded status of plan	$(20,550)	$5,747

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining service period, which may, on a net basis reduce future earnings. Net periodic pension cost is expected to increase by approximately $4.0 million in 2009 primarily reflecting the impact of the general performance of the market on the fair value of plan assets during 2008.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2008	2007

Weighted average discount rate	6.09%	6.20%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2008 and 2007 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest yields and the 10% of the bonds with the lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components (in thousands):

Year Ended December 31	2008	2007	2006

Service cost	$3,292	$3,239	$4,302
Interest cost	6,648	6,186	6,412
Expected return on plan assets	(8,789)	(8,567)	(7,993)
Settlement charge (credit)	762	—	(15)
Special termination charge	358	—	—
Transition amount amortization	(93)	(93)	(93)
Prior service (credit) cost amortization	(1,091)	(1,089)	(542)
Actuarial loss amortization	1,083	879	1,288

Net periodic pension cost	2,170	555	$3,359

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	26,771	(380)
Curtailment effects	(2,403)	—
Amortization of actuarial loss	(1,083)	(879)
Amortization of prior service credit	1,091	1,089
Amortization of transition asset	93	93

Total recognized in other comprehensive income	24,469	(77)

Total recognized in net periodic pension cost and other comprehensive income	$26,639	$478

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2008	2007	2006

Weighted average discount rate	6.21%	5.90%	5.70%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $3.8 million and $3.5 million for 2008 and 2007, respectively, and employer contributions to the qualified pension plans of $0 for both 2008 and 2007. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $0.7 million for both 2008 and 2007. Based on the funded status of the plan and the 2006 plan amendment, the Corporation did not make a contribution to the RIP in 2008.

As of December 31, 2008 and 2007, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows (in thousands):

			Non-Qualified
	Qualified Pension Plans		Pension Plans
December 31	2008	2007	2008	2007

Projected benefit obligation	$96,016	$87,696	$17,210	$17,595
Accumulated benefit obligation	94,710	87,045	17,124	15,637
Fair value of plan assets	92,677	111,037	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2008 pension expense (in thousands):

Estimated
Increase in
Pension
Expense

0.5% decrease in the discount rate	$751
0.5% decrease in the expected long-term rate of return on plan assets	549

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2008 (in thousands):

Expected employer contributions:	2009	$1,145
Expected benefit payments:	2009	5,653
	2010	5,377
	2011	5,812
	2012	6,312
	2013	6,523
	2014 — 2018	41,277

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. As an offset to the decrease in RIP benefits, beginning with 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. As a result, the Corporation’s contribution expense of $4.3 million for 2008 increased from $3.1 million in 2007 and $1.5 million in 2006.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal

Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Pension Plan Investment Policy and Strategy

The Corporation’s investment strategy is to diversify plan assets between a wide mix of securities within the equity and debt markets in an effort to allow the plan the opportunity to meet the expected long-term rate of return requirements while minimizing short-term volatility, where possible. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, real estate investment trusts, emerging market and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. treasury, U.S. agency, domestic investment grade bonds, high yield bonds, inflation protected securities and international bonds.

Following are asset allocations for the Corporation’s pension plans as of December 31, 2008 and 2007, and the target allocation for 2009, by asset category:

	Target
	Allocation	Percentage of Plan Assets
December 31	2009	2008	2007

Asset Category
Equity securities	45 - 65%	43%	54%
Debt securities	35 - 55%	45%	38%
Cash equivalents	0 - 10%	12%	8%

At December 31, 2008 and 2007, equity securities included 303,128 shares of the Corporation’s common stock totaling $4.0 million (4.4% of total plan assets) at December 31, 2008 and $4.5 million (4.0% of plan assets at December 31, 2007. The plan acquired 25,000 shares during 2007. Dividends received on these shares were $0.3 million for 2008 and 2007.

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

The following tables provide information relating to the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet (in thousands):

December 31	2008	2007

Benefit obligation at beginning of year	$2,262	$2,373
Service cost	24	57
Interest cost	115	134
Plan participants’ contributions	67	82
Actuarial loss (gain)	23	96
Benefits paid	(510)	(480)
Acquisitions	16	—

Benefit obligation at end of year	$1,997	$2,262

December 31	2008	2007

Fair value of plan assets at beginning of year	$—	$—
Corporation contribution	443	398
Plan participants’ contributions	67	82
Benefits paid	(510)	(480)

Fair value of plan assets at end of year	$—	$—

December 31	2008	2007

Funded status of plan	$(1,997)	$(2,262)

Actuarial assumptions used in the determination of the benefit obligation in the Plan are as follows:

Assumptions at December 31	2008	2007

Discount rate	5.70%	5.50%
Assumed healthcare cost trend:
Initial trend	8.00%	8.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2017	2016

The discount rate assumption at December 31, 2008 was determined using the same yield-curve based approach as previously described in the Retirement Plans footnote.

Net periodic postretirement benefit (income) cost and other comprehensive income included the following components (in thousands):

Year Ended December 31	2008	2007	2006

Service cost	$24	$57	$218
Interest cost	115	134	248
Actuarial loss amortization	2	—	—
Prior service (credit) cost amortization	—	(1,682)	(1,042)

Net periodic postretirement benefit (income) cost	141	(1,491)	$(576)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss	23	96
Amortization of actuarial loss	(2)	—
Amortization of prior service credit	—	1,683

Total recognized in other comprehensive income	21	1,779

Total recognized in net periodic postretirement income and other comprehensive income	$162	$288

Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2008	2007	2006

Weighted average discount rate	5.50%	5.90%	5.70%
Assumed healthcare cost trend:
Initial trend	8.00%	9.00%	10.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2016	2011	2011

A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2008 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2008 (in thousands):

	1% Increase	1% Decrease

Effect on service and interest components of net periodic cost	$5	$(5)
Effect on accumulated postretirement benefit obligation	91	(84)

The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan at December 31, 2008 (in thousands):

Expected employer contributions:	2009	$481
Expected benefit payments:	2009	534
	2010	466
	2011	298
	2012	213
	2013	194
	2014 — 2018	759

The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general plan assets.

21.	Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following (in thousands):

Year Ended December 31	2008	2007	2006

Current income taxes:
Federal taxes	$21,186	$26,442	$23,039
State taxes	117	168	259

	21,303	26,610	23,298
Deferred income taxes:
Federal taxes	(14,017)	1,889	6,313
State taxes	(49)	(38)	(74)

	(14,066)	1,851	6,239

	$7,237	$28,461	$29,537

Income tax expense (benefit) related to gains (losses) on the sale of securities was $0.3 million, $0.4 million and $0.6 million for 2008, 2007 and 2006, respectively.

Income tax expense and the effective tax rate for 2008 were favorably impacted by $0.6 million due to the outcome of examinations and/or the expiration of an uncertain tax position in the current period. The effective tax rates for 2008, 2007 and 2006 were all lower than the 35.0% federal statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from bank owned life insurance.

The following table provides a reconciliation between the federal statutory tax rate and the actual effective tax rate:

Year Ended December 31	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(14.4)	(4.5)	(3.8)
Tax credits and settlements	(3.8)	(1.0)	(1.0)
Other items	0.1	(0.5)	0.2

Actual effective tax rate	16.9%	29.0%	30.4%

The tax effects of temporary differences that give rise to deferred tax assets and liabilities are presented below (in thousands):

December 31	2008	2007

Deferred tax assets:
Allowance for loan losses	$46,790	$21,031
State net operating loss carryforwards	10,056	9,028
Federal net operating loss carryforward	—	155
Deferred compensation	4,802	2,983
Purchase accounting adjustments	3,299	—
Tax credits	1,508	—
Securities impairments	7,308	373
Pension and other defined benefit plans	9,203	—
Net unrealized securities losses	2,343	247
Other	2,180	1,462

Total	87,489	35,279
Valuation allowance	(12,068)	(10,833)

Total deferred tax assets	75,421	24,446

Deferred tax liabilities:
Loan fees	(1,636)	(1,593)
Depreciation	(6,771)	(110)
Pension and other defined benefit plans	—	(40)
Intangibles	(13,880)	(5,594)
Prepaid expenses	(466)	(627)
Other	(214)	(767)

Total deferred tax liabilities	(22,967)	(8,731)

Net deferred tax assets	$52,454	$15,715

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2008, the Corporation had unused state net operating loss carryforwards expiring from 2009 to 2027. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards. The Corporation has $1.5 million of alternative minimum tax credits that may be carried forward indefinitely.

The Corporation adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Corporation recognized an increase of $1.2 million in the liability for unrecognized tax benefits including $0.1 million related to interest. The cumulative effect of the adoption of FIN 48 was accounted for as a decrease to the January 1, 2007 balance of retained earnings. On January 1, 2007, the Corporation’s unrecognized tax benefits were $3.6 million, net of federal income tax benefit, of which $0.3 million relates to interest and $2.7 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate.

As of December 31, 2008 and 2007, the Corporation has approximately $2.8 million and $2.6 million, respectively, of unrecognized tax benefits and interest. As of December 31, 2008 and 2007, $0.2 million and $0.2 million, respectively, relates to interest and $1.1 million and $1.8 million, respectively, relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous consolidated and separate income tax returns in the United States federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2005. However, the Corporation’s 2006 and 2007 federal income tax returns are presently under examination. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2005 and state income tax returns for 2005 through 2007 are currently subject to examination. Management does not anticipate that federal or state examinations will result in an unfavorable material change to its financial position or results of operations. However, it is reasonably possible that a reduction in the unrecognized tax benefit of up to $0.2 million may occur in the next twelve months from the outcome of examinations and/or the expiration of statutes of limitations which would result in a reduction in income taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

Year Ended December 31	2008	2007

Balance at beginning of year	$3,254	$3,901
Additions based on tax positions related to current year	951	872
Additions based on tax positions of prior year	330	—
Reductions for tax positions of prior years	(193)	—
Reductions due to statute of limitations	(952)	(1,519)
Settlements	(180)	—

Balance at end of year	$3,210	$3,254

22.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

Year Ended December 31	2008	2007	2006

Net income - basic earnings per share	$35,595	$69,678	$67,649
Interest expense on convertible debt	20	22	20

Net income after assumed conversion - diluted earnings per share	$35,615	$69,700	$67,669

Basic weighted average common shares outstanding	80,654,153	60,135,859	58,852,623
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	343,834	493,206	524,025

Diluted weighted average common shares outstanding	80,997,987	60,629,065	59,376,648

Basic earnings per share	$0.44	$1.16	$1.15

Diluted earnings per share	$0.44	$1.15	$1.14

23.	Regulatory Matters

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

The Corporation’s management believes that, as of December 31, 2008 and 2007, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of December 31, 2008, the most recent notification from the Federal Banking Agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of December 31, 2008 and 2007 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets):
F.N.B. Corporation	$662,600	11.1%	$595,569	10.0%	$476,455	8.0%
FNBPA	624,976	10.7	583,070	10.0	466,456	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	577,317	9.7	357,342	6.0	238,228	4.0
FNBPA	551,931	9.5	349,842	6.0	233,228	4.0
Leverage Ratio:
F.N.B. Corporation	577,317	7.3	393,141	5.0	314,513	4.0
FNBPA	551,931	7.2	385,201	5.0	308,161	4.0
December 31, 2007
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$501,490	11.5%	$437,905	10.0%	$350,324	8.0%
FNBPA	460,834	10.8	426,062	10.0	340,849	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	436,758	10.0	262,743	6.0	175,162	4.0
FNBPA	414,228	9.7	255,637	6.0	170,425	4.0
Leverage Ratio:
F.N.B. Corporation	436,758	7.5	292,482	5.0	233,985	4.0
FNBPA	414,228	7.3	284,200	5.0	227,360	4.0

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $43.5 million at December 31, 2008. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2008, the Corporation’s nonbanking subsidiaries had $6.4 million of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $67.7 million at December 31, 2008.

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

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2008
Interest income	$375,876	$50	$408	$32,287	$1,160	$409,781
Interest expense	140,473	7	—	5,837	11,672	157,989
Net interest income	235,403	43	408	26,450	(10,512)	251,792
Provision for loan losses	66,110	—	—	5,642	619	72,371
Non-interest income	59,025	21,320	13,127	2,193	(9,550)	86,115
Non-interest expense	174,681	14,953	11,585	14,965	78	216,262
Intangible amortization	5,675	274	493	—	—	6,442
Income tax expense (benefit)	9,280	2,187	552	2,852	(7,634)	7,237
Net income (loss)	38,682	3,949	905	5,184	(13,125)	35,595
Total assets	8,184,555	19,653	23,623	164,835	(27,855)	8,364,811
Total intangibles	547,036	12,734	12,928	1,809	—	574,507

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2007
Interest income	$338,847	$121	$466	$31,780	$(2,324)	$368,890
Interest expense	158,524	9	—	6,379	9,141	174,053
Net interest income	180,323	112	466	25,401	(11,465)	194,837
Provision for loan losses	7,875	—	—	4,818	—	12,693
Non-interest income	55,946	16,034	11,769	2,083	(4,223)	81,609
Non-interest expense	126,625	11,734	9,807	14,361	(1,319)	161,208
Intangible amortization	3,936	25	445	—	—	4,406
Income tax expense (benefit)	28,497	1,569	732	3,006	(5,343)	28,461
Net income (loss)	69,336	2,818	1,251	5,299	(9,026)	69,678
Total assets	5,909,315	6,665	22,938	156,780	(7,677)	6,088,021
Total intangibles	247,619	1,252	10,879	1,809	—	261,559

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2006
Interest income	$314,075	$150	$563	$30,785	$(3,151)	$342,422
Interest expense	139,337	9	—	5,805	8,434	153,585
Net interest income	174,738	141	563	24,980	(11,585)	188,837
Provision for loan losses	4,884	—	—	5,528	—	10,412
Non-interest income	57,828	13,632	12,185	2,085	(6,455)	79,275
Non-interest expense	122,778	9,993	10,278	14,778	(1,461)	156,366
Intangible amortization	3,687	16	445	—	—	4,148
Income tax expense (benefit)	30,254	1,348	744	2,501	(5,310)	29,537
Net income (loss)	70,963	2,416	1,281	4,258	(11,269)	67,649
Total assets	5,839,636	6,650	25,400	151,981	(16,075)	6,007,592
Total intangibles	251,928	1,277	11,324	1,809	—	266,338

25.	Cash Flow Information

Following is a summary of cash flow information (in thousands):

Year Ended December 31	2008	2007	2006

Interest paid on deposits and other borrowings	$153,125	$177,148	$151,485
Income taxes paid	26,300	24,282	16,250
Transfers of loans to other real estate owned	11,973	5,462	4,427
Transfers of other real estate owned to loans	985	290	229

Supplemental non-cash information relating to the Corporation’s acquisitions is included in the Mergers and Acquisitions footnote included in this Item of the Report.

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

Balance Sheets (in thousands)
December 31	2008	2007

Assets
Cash and cash equivalents	$66,779	$21,698
Securities available for sale	3,793	5,896
Premises and equipment	4,598	—
Other assets	21,715	21,558
Investment in and advance to bank subsidiary	1,086,232	690,086
Investments in and advances to non-bank subsidiaries	194,308	211,635

Total Assets	$1,377,425	$950,873

Liabilities
Other liabilities	$31,470	$27,802
Advances from affiliates	201,058	210,540
Junior subordinated debt owed to unconsolidated subsidiary trusts	205,156	151,031
Subordinated notes:
Short-term	9,733	11,844
Long-term	4,024	5,299

Total Liabilities	451,441	406,516

Stockholders’ Equity	925,984	544,357

Total Liabilities and Stockholders’ Equity	$1,377,425	$950,873

Statements of Income (in thousands)
Year Ended December 31

	2008	2007	2006

Income
Dividend income from subsidiaries:
Bank	$123,700	$65,500	$63,500
Non-bank	10,075	5,500	6,901

	133,775	71,000	70,401
Interest income	11,682	14,181	12,595
Other income	(1,124)	551	(316)

Total Income	144,333	85,732	82,680

Expenses
Interest expense	23,271	22,951	21,324
Other expenses	5,218	4,314	5,196

Total Expenses	28,489	27,265	26,520

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	115,844	58,467	56,160
Income tax benefit	6,655	4,703	5,229

	122,499	63,170	61,389
Equity in undistributed income (loss) of subsidiaries:
Bank	(80,889)	6,654	7,463
Non-bank	(6,015)	(146)	(1,203)

Net Income	$35,595	$69,678	$67,649

Statements of Cash Flows (in thousands)
Year Ended December 31

	2008	2007	2006

Operating Activities
Net income	$35,595	$69,678	$67,649
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	86,904	(7,181)	(6,260)
Other, net	7,901	265	(1,743)

Net cash flows provided by operating activities	130,400	62,762	59,646

Investing Activities
Purchase of securities available for sale	(3,035)	(161)	—
Proceeds from sale of securities available for sale	6,045	—	—
Net decrease (increase) in advances to subsidiaries	54,035	(13,169)	(710)
Investment in subsidiaries	(540,454)	2,093	(2,502)
Net cash paid for mergers and acquisitions	(23,869)	—	(21,150)

Net cash flows used in investing activities	(507,278)	(11,237)	(24,362)

Financing Activities
Net (decrease) increase in advance from affiliate	(9,738)	12,699	29,649
Net decrease in short-term borrowings	(2,110)	(5,571)	(21,089)
Decrease in long-term debt	(2,746)	(3,759)	(9,195)
Increase in long-term debt	1,471	1,888	2,950
Proceeds from the issuance of junior subordinated debt owed to unconsolidated subsidiary trusts	—	—	22,165
Net acquisition of common stock	513,365	(51)	736
Cash dividends paid	(78,283)	(57,450)	(55,362)

Net cash flows provided by (used in) financing activities	421,959	(52,244)	(30,146)

Net Increase (Decrease) in Cash and Cash Equivalents	45,081	(719)	5,138
Cash and cash equivalents at beginning of year	21,698	22,417	17,279

Cash and Cash Equivalents at End of Year	$66,779	$21,698	$22,417

Cash paid during the year for:
Interest	$23,281	$22,931	$21,262

27.	Fair Value Measurements

The Corporation uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities available for sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as mortgage loans held for sale, certain impaired loans, OREO and certain other assets.

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

In determining fair value, the Corporation uses various valuation approaches, including market, income and cost approaches. FAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Corporation. Unobservable inputs reflect the Corporation’s assumptions about the assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

Following is a description of valuation methodologies used for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available-for-sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2008, approximately 95.1% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 4.9% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Corporation uses prices from independent pricing services and to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of investment securities. The Corporation validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing by Corporate personnel familiar with market liquidity and other market related conditions.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2008, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Loans Held For Sale

These loans are carried at the lower of cost or fair value. Under lower-of-cost-or-fair value accounting, periodically, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based on independent quoted market prices and is classified as Level 2. When observable inputs are not available, fair value is estimated based on the present value of expected future cash flows using the Corporation’s best estimates of key assumptions. The Corporation classifies loans held for sale that are valued in this manner as Level 3 because significant unobservable inputs are used.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets measured at fair value:
Securities available for sale	$1,566	$457,310	$23,394	$482,270
Other assets (interest rate swaps)	—	19,394	—	19,394

	$1,566	$476,704	$23,394	$501,664

Liabilities measured at fair value:
Other liabilities (interest rate swaps)	—	$18,781	—	$18,781

	—	$18,781	—	$18,781

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

Year Ended
December 31,
2008

Balance at beginning of year	$14,339
Total gains (losses) — realized/unrealized:
Included in earnings	(11,033)
Included in other comprehensive income	(9,884)
Purchases, issuances and settlements	267
Transfers in and/or (out) of Level 3	29,705

Balance at end of year	$23,394

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.

The amount of total losses for 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2008 was $11.0 million. This loss is included in the $17.2 million impairment loss on securities reported as a component of non-interest income.

Trust preferred securities with a fair value totaling $29.7 million were transferred from Level 2 to Level 3 during 2008. These securities were classified as Level 3 primarily due to the absence of market activity resulting in a lack of observable inputs or comparable trades that could be used to establish a benchmark for valuation. Fair values for these securities were determined using discounted cash flow models, which incorporate certain assumptions and projections in determining fair values assigned.

In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis during 2008 that were still held in the balance sheet at December 31, 2008, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

					Total Losses For
	Fair Value at December 31, 2008				The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2008

Impaired loans	—	$31,553	$27,621	$59,174	$19,370
Other real estate owned	—	4,578	—	4,578	1,961

					$21,331

Impaired loans with a carrying amount of $70.5 million had an allocated allowance for loan losses of $19.4 million at December 31, 2008. The allocated allowance is based on the fair value of collateral of $51.1 million (collateral value of $59.2 million less estimated costs to sell of $8.1 million). The $19.4 million charge was included in the provision for loan losses for the year ended December 31, 2008.

OREO with a carrying amount of $6.0 million were written down to $4.0 million (fair value of $4.6 million less estimated costs to sell of $0.6 million), resulting in a loss of $2.0 million, which was included in earnings for the year ended December 31, 2008.

Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	2008		2007
	Carrying		Carrying
December 31	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and short-term investments	$172,203	$172,203	$130,717	$130,717
Securities available for sale	482,270	482,270	358,421	358,421
Securities held to maturity	843,863	851,251	667,553	665,914
Net loans, including loans held for sale	5,726,358	5,733,157	4,297,066	4,325,859
Bank owned life insurance	217,737	214,227	133,885	133,599
Accrued interest receivable	29,838	29,838	26,397	26,397

Financial Liabilities
Deposits	6,054,623	6,089,424	4,397,684	4,410,588
Short-term borrowings	596,263	596,263	449,823	449,823
Long-term debt	490,250	502,713	481,366	484,873
Junior subordinated debt owed to unconsolidated subsidiary trusts	205,386	107,062	151,031	142,010
Accrued interest payable	12,732	12,732	7,868	7,868

The following methods and assumptions were used to estimate the fair value of each financial instrument:

Cash and Due from Banks.  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities.  For both securities available for sale and securities held to maturity, fair value equals the quoted market price from an active market, if available, and is classified within Level 1. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or pricing models, and is classified as Level 2. Where there is limited market activity or significant valuation inputs are unobservable, securities are classified within Level 3. Under current market conditions, assumptions used to determine fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions.

Loans.  The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable and adjustable rate loans approximates the carrying amount.

Bank Owned Life Insurance.  The Corporation owns both general account and separate account bank owned life insurance (BOLI). The fair value of general account BOLI is based on the insurance contract cash surrender value. The fair value of separate account BOLI equals the quoted market price of the underlying securities, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Deposits.  The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings.  The carrying amounts for short-term borrowings approximate fair value for amounts that mature in 90 days or less. The fair value of subordinated notes is estimated by discounting future cash flows using rates currently offered.

Long-Term and Junior Subordinated Debt.  The fair value of long-term and junior subordinated debt is estimated by discounting future cash flows based on the market prices for the same or similar issues or on the current rates offered to the Corporation for debt of the same remaining maturities.

Loan Commitments and Standby Letters of Credit.  Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties. Also, unfunded loan commitments relate principally to variable rate commercial loans, typically non-binding, and fees are not normally assessed on these balances.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this Report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS. The CEO and CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2008, as required by paragraph (d) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended, and have concluded that none of such changes materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

Refer to page 57 under Item 8, Financial Statements and Supplementary Data, for Management’s Report on Internal Control Over Financial Reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2009. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2009. Such information is incorporated herein by reference. The Report of the Compensation Committee and the Report of the Audit Committee, however, shall not be deemed filed with the Commission, but shall be deemed furnished to the Commission in this Form 10-K report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2009. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2008:

	Number of		Weighted	Number of
	Securities to be		Average	Securities
	Issued Upon		Exercise	Remaining for
	Exercise of		Price of	Future Issuance
	Outstanding		Outstanding	Under Equity
Plan Category	Stock Options		Stock Options	Compensation Plans

Equity compensation plans approved by security holders	1,299,317	(1)	$14.00	2,998,062	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

(1)	Excludes 527,101 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2009. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2009. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 115 and is incorporated by reference.

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
Stephen J. Gurgovits
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	February 18, 2009

/s/ Brian F. Lilly Brian F. Lilly	Chief Financial Officer (Principal Financial Officer)	February 18, 2009

/s/ Vincent J. Calabrese Vincent J. Calabrese	Corporate Controller (Principal Accounting Officer)	February 18, 2009

/s/ William B. Campbell William B. Campbell	Director	February 18, 2009

/s/ Henry M. Ekker Henry M. Ekker	Director	February 18, 2009

/s/ Philip E. Gingerich Philip E. Gingerich	Director	February 18, 2009

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 18, 2009

/s/ Dawne S. Hickton Dawne S. Hickton	Director	February 18, 2009

/s/ David J. Malone David J. Malone	Director	February 18, 2009

/s/ D. Stephen Martz D. Stephen Martz	Director	February 18, 2009

/s/ Peter Mortensen Peter Mortensen	Director	February 18, 2009

/s/ Harry F. Radcliffe Harry F. Radcliffe	Director	February 18, 2009

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 18, 2009

/s/ John W. Rose John W. Rose	Director	February 18, 2009

/s/ Stanton R. Sheetz Stanton R. Sheetz	Director	February 18, 2009

/s/ William J. Strimbu William J. Strimbu	Director	February 18, 2009

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 18, 2009

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

3	.1.	Articles of Incorporation of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
3	.2.	Amended by-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008).
4	.1.	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
4	.2.	Form of Certificate for the Series C Preferred Stock. (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).
4	.3.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).
10	.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*
10	.2.	Amended and Restated Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008).*
10	.3.	Amended and Restated Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008).*
10	.4.	Form of Restricted Stock Units Agreement for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.5.	Amended 2007 Performance-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.6.	Amended 2007 Service-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.7.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008).*
10	.8.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*
10	.9.	F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996. (Incorporated by reference to Exhibit 10.10. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10	.10.	F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (Incorporated by reference to Exhibit 10.11. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*
10	.11.	F.N.B. Corporation Restricted Stock and Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10	.12.	F.N.B. Corporation 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.15. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10	.13.	F.N.B. Corporation Director’s Compensation Plan. (Incorporated by reference to Exhibit 10.16. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

10	.14.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10	.15.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001).*
10	.16.	Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.17. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10	.17.	Employment Agreement between First National Bank of Pennsylvania and David B. Mogle. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10	.18.	Employment Agreement between First National Bank of Pennsylvania and James G. Orie. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10	.19.	Employment Agreement between F.N.B. Corporation and Brian F. Lilly. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on October 23, 2007).*
10	.20.	Form of Amendment to Employment Agreements of Vincent Calabrese, Vincent Delie, Scott Free, David Mogle, James Orie, Gary Guerrieri and Louise Lowrey. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008).*
10	.21.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2007 Proxy Statement filed on March 22, 2007).*
10	.22.	Employment Agreement between First National Bank of Pennsylvania and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on March 23, 2007).*
10	.23.	Severance Agreement between F.N.B. Corporation and Robert V. New, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 11, 2009).*
10	.24.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007).*
10	.25.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007).*
10	.26.	Retirement Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Gary J. Roberts. (Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on July 3, 2008).*
10	.27.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008).*
10	.28.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008).*
10	.29.	Letter Agreement between the Corporation and the United States Department of Treasury relating to the TARP Capital Purchase Program, including Securities Purchase Agreement — Standard Terms, incorporated by reference therein. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
10	.30.	Form of Waiver executed by Robert V. New, Brian F. Lilly, Stephen J. Gurgovits, Vincent J. Delie and Gary J. Guerrieri in connection with TARP Capital Purchase Program. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
10	.31.	Form of Executive Compensation Agreement by and between F.N.B. Corporation and each of Robert V. New, Brian F. Lilly, Stephen J. Gurgovits, Vincent J. Delie and Gary J. Guerrieri in connection with TARP Capital Purchase Program. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
11		Computation of Per Share Earnings**
12		Ratio of Earnings to Fixed Charges. (filed herewith).
14		Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2002).*
21		Subsidiaries of the Registrant. (filed herewith).
23	.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).
31	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).
32	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).
32	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.