Form 10-Q
period 2009-03-31
FNB CORP/FL/
filed 2009-05-11
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 Par Value	89,774,045 Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2009
INDEX

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$216,462	$169,224
Interest bearing deposits with banks	3,118	2,979
Federal funds sold	50,000	—
Securities available for sale	536,744	482,270
Securities held to maturity (fair value of $798,176 and $851,251)	786,195	843,863
Residential mortgage loans held for sale	22,976	10,708
Loans, net of unearned income of $32,984 and $33,962	5,799,934	5,820,380
Allowance for loan losses	(103,127)	(104,730)

Net Loans	5,696,807	5,715,650
Premises and equipment, net	121,720	122,599
Goodwill	529,112	528,278
Core deposit and other intangible assets, net	44,414	46,229
Bank owned life insurance	217,298	217,737
Other assets	229,951	225,274

Total Assets	$8,454,797	$8,364,811

Liabilities
Deposits:
Non-interest bearing demand	$922,476	$919,539
Savings and NOW	2,926,734	2,816,628
Certificates and other time deposits	2,313,995	2,318,456

Total Deposits	6,163,205	6,054,623
Other liabilities	92,229	92,305
Short-term borrowings	522,323	596,263
Long-term debt	445,242	490,250
Junior subordinated debt owed to unconsolidated subsidiary trusts	205,217	205,386

Total Liabilities	7,428,216	7,438,827

Stockholders’ Equity
Preferred stock — no par value Authorized — 20,000,000 shares Issued — 100,000 shares	95,243	—
Common stock — $0.01 par value Authorized — 500,000,000 shares Issued — 89,868,212 and 89,726,592 shares	895	894
Additional paid-in capital	959,149	953,200
Retained earnings	2,390	(1,143)
Accumulated other comprehensive income	(29,494)	(26,505)
Treasury stock — 94,167 and 26,440 shares at cost	(1,602)	(462)

Total Stockholders’ Equity	1,026,581	925,984

Total Liabilities and Stockholders’ Equity	$8,454,797	$8,364,811

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended
	March 31,
	2009	2008
Interest Income
Loans, including fees	$83,240	$76,409
Securities:
Taxable	13,031	10,430
Nontaxable	1,769	1,606
Dividends	45	67
Other	17	13

Total Interest Income	98,102	88,525

Interest Expense
Deposits	24,239	27,592
Short-term borrowings	2,286	4,007
Long-term debt	4,848	5,222
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,647	2,739

Total Interest Expense	34,020	39,560

Net Interest Income	64,082	48,965
Provision for loan losses	10,514	3,583

Net Interest Income After Provision for Loan Losses	53,568	45,382

Non-Interest Income
Service charges	13,599	10,186
Insurance commissions and fees	5,081	3,922
Securities commissions and fees	1,788	1,520
Trust fees	2,917	2,224
Gain on sale of securities	278	754
Impairment loss on equity securities	(203)	(10)
Gain on sale of residential mortgage loans	536	451
Bank owned life insurance	1,602	1,144
Other	2,581	1,977

Total Non-Interest Income	28,179	22,168

Non-Interest Expense
Salaries and employee benefits	32,102	25,256
Net occupancy	5,726	3,816
Equipment	4,365	3,115
Amortization of intangibles	1,815	1,073
Outside services	5,404	4,317
Other	11,560	6,786

Total Non-Interest Expense	60,972	44,363

Income Before Income Taxes	20,775	23,187
Income taxes	5,124	6,696

Net Income	15,651	16,491
Preferred stock dividends and discount amortization	1,343	—

Net Income Available to Common Shareholders	$14,308	$16,491

Net Income per Common Share
Basic	$0.16	$0.27
Diluted	0.16	0.27
Cash Dividends per Common Share	0.12	0.24
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

						Accumulated
						Other
	Compre-			Additional		Comprehensive
	hensive	Preferred	Common	Paid-In	Retained	Income	Treasury
	Income	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
Balance at January 1, 2009		$—	$894	$953,200	$(1,143)	$(26,505)	$(462)	$925,984
Net income	$15,651				15,651			15,651
Change in other comprehensive (loss)	(2,989)					(2,989)		(2,989)

Comprehensive income	$12,662

Common stock dividends ($0.12/share)					(10,775)			(10,775)
Preferred stock dividends and amortization of discount		218			(1,343)			(1,125)
Issuance of preferred stock and common stock warrant		95,025		4,723				99,748
Issuance of common stock			1	832			(1,140)	(307)
Restricted stock compensation				552				552
Tax benefit of stock-based compensation				(158)				(158)

Balance at March 31, 2009		$95,243	$895	$959,149	$2,390	$(29,494)	$(1,602)	$1,026,581

Balance at January 1, 2008		—	$602	$508,891	$42,426	$(6,738)	$(824)	$544,357
Net income	$16,491				16,491			16,491
Change in other comprehensive (loss)	(2,269)					(2,269)		(2,269)

Comprehensive income	$14,222

Common stock dividends ($0.24/share)					(14,584)			(14,584)
Issuance of common stock			1	183			(470)	(286)
Restricted stock compensation				627				627
Tax benefit of stock-based compensation				(108)				(108)
Adjustment to initially apply EITF 06-04 and 06-10					(606)			(606)

Balance at March 31, 2008		—	$603	$509,593	$43,727	$(9,007)	$(1,294)	$543,622

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Three Months Ended
	March 31,
	2009	2008
Operating Activities
Net income	$15,651	$16,491
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	8,492	3,439
Provision for loan losses	10,514	3,583
Deferred taxes	(406)	(360)
Gain on sale of securities	(75)	(744)
Tax benefit of stock-based compensation	158	108
Net change in:
Interest receivable	1,429	522
Interest payable	(909)	—
Residential mortgage loans held for sale	(12,268)	(3,401)
Bank owned life insurance	446	(1,190)
Other, net	(513)	(13)

Net cash flows provided by operating activities	22,519	18,435

Investing Activities
Net change in:
Interest bearing deposits with banks	(176)	(784)
Federal funds sold	(50,000)	—
Loans	2,221	(100,323)
Securities available for sale:
Purchases	(141,808)	(92,879)
Sales	77	799
Maturities	82,487	60,255
Securities held to maturity:
Purchases	(2,265)	—
Maturities	59,694	40,506
Purchase of bank owned life insurance	(8)	—
Increase in premises and equipment	(2,886)	(2,509)
Acquisitions, net of cash acquired	(17)	—

Net cash flows used in investing activities	(52,681)	(94,935)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	113,043	29,677
Time deposits	(4,461)	9,293
Short-term borrowings	(73,939)	15,767
Increase in long-term debt	7,402	57,110
Decrease in long-term debt	(52,410)	(42,031)
Decrease in junior subordinated debt	(169)	—
Issuance of preferred stock and common stock warrant	99,748	—
Issuance of common stock	244	(342)
Tax benefit of stock-based compensation	(158)	(108)
Cash dividends paid	(11,900)	(14,584)

Net cash flows provided by financing activities	77,400	54,782

Net Increase in Cash and Due from Banks	47,238	(21,718)
Cash and due from banks at beginning of period	169,224	130,235

Cash and Due from Banks at End of Period	$216,462	$108,517

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009
BUSINESS
          F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Pennsylvania, Florida and Tennessee. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
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
          Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The interim operating results are not necessarily indicative of operating results for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on March 2, 2009.
USE OF ESTIMATES
          The accounting and reporting policies of the Corporation conform with GAAP. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates. Material estimates that are particularly susceptible to significant changes include the allowance for loan losses, securities valuations, goodwill and other intangible assets and income taxes.
PREFERRED STOCK AND STOCK WARRANT
          In connection with the United States Treasury Department’s (UST) Capital Purchase Program (CPP), on January 9, 2009, the Corporation voluntarily issued to the UST 100,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (Preferred Series C Stock) and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock, for an aggregate purchase price of $100.0 million.
          The Preferred Series C Stock and the warrant are classified in equity on the balance sheet. The Preferred Series C Stock has similar characteristics of an “increasing rate security” as described by Staff Accounting Bulletin (SAB) No. 68, Increasing Rate Preferred Stock. The proceeds received in conjunction with the issuance of the Preferred Series C Stock and the warrant were allocated to preferred stock based on their relative fair values. Discounts on the Preferred Series C Stock are amortized over the expected life of five years, by charging the imputed dividend and issuance costs against retained earnings and increasing the carrying amount of preferred stock by a corresponding amount. In determining the fair value of the preferred shares, the Corporation determined that a market discount rate of 12% was reasonable.
          The warrant, which has a term of ten years and is immediately exercisable, in whole or in part, is carried in equity until exercised or expired based on the SEC and Financial Accounting Standards Board (FASB) view that they would not object to the classification of such a warrant as permanent equity. This view is consistent with the objective of the CPP that equity in these securities should be considered part of equity for regulatory reporting purposes. The fair value of the warrant used in allocating total proceeds received was determined based on a binomial option pricing model. The binomial model allowed for the use of a discrete dividend, varying interest rates and estimates of expected volatility that market participants would likely use in determining an exchange price.
MERGERS AND ACQUISITIONS
          On August 16, 2008, the Corporation completed its acquisition of Iron and Glass Bancorp, Inc. (IRGB), a bank holding company based in Pittsburgh, Pennsylvania. On the acquisition date, IRGB had $301.7 million in assets, which included $168.8 million in loans and $252.3 million in deposits. The transaction, valued at $83.7 million, resulted in the Corporation paying $36.7 million in cash and issuing 3,176,990 shares of its common stock in exchange for 1,125,026 shares of IRGB common stock. The assets and liabilities of IRGB were recorded on the Corporation’s balance sheet at their fair values as of August 16, 2008, the acquisition date, and IRGB’s results of operations have been included in the Corporation’s consolidated statement of income since then. IRGB’s banking subsidiary, Iron and Glass Bank, was merged into FNBPA on August 16, 2008. Based on the purchase price allocation, the Corporation recorded $47.7 million in goodwill and $3.6 million in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.
          On April 1, 2008, the Corporation completed its acquisition of Omega Financial Corporation (Omega), a diversified financial services company based in State College, Pennsylvania. On the acquisition date, Omega had $1.8 billion in assets, which included $1.1 billion in loans and $1.3 billion in deposits. The all-stock transaction, valued at approximately $388.2 million, resulted in the Corporation issuing 25,362,525 shares of its common stock in exchange for 12,544,150 shares of Omega common stock. The assets and liabilities of Omega were recorded on the Corporation’s balance sheet at their fair values as of April 1, 2008, the acquisition date, and Omega’s results of operations have been included in the Corporation’s consolidated statement of income since then. Omega’s banking subsidiary, Omega Bank, was merged into FNBPA on April 1, 2008. Based on the purchase price allocation, the Corporation recorded $239.2 million in goodwill and $29.7 million in core deposit and other intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.
NEW ACCOUNTING STANDARDS
Determining Whether Impairment of a Debt Security is Other-Than-Temporary
          In January 2009, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 99-20-1, which amends EITF 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets, to align the impairment guidance in EITF 99-20 with that in FAS 115, Accounting for Certain Investments in Debt and Equity Securities, and related implementation guidance.
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

          Eliminating the key distinctions between the two promotes a more consistent determination of whether other-than-temporary impairment (OTTI) has occurred. Specifically, FSP EITF 99-20-1 removes the requirement to use market participant assumptions when determining future cash flows and instead requires an assessment of whether it is probable that there has been an adverse change in estimated cash flows. The FSP retains and emphasizes the objective of OTTI assessment and the related disclosure requirements in FAS 115. The provisions of FSP EITF 99-20-1 are effective for interim and annual reporting periods ending after December 15, 2008, and are to be applied prospectively. Accordingly, the Corporation adopted the FSP beginning October 1, 2008 and considered this guidance in determining OTTI beginning December 31, 2008.
Pensions and Other Postretirement Benefits
          In December 2008, the FASB issued FSP Financial Accounting Standards Board Statement (FAS) 132(R)-1, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. Adoption of FAS 132(R)-1 will not have a material impact on the Corporation’s consolidated financial statements.
Disclosures about Derivative Instruments and Hedging Activities
          In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133, which amends and expands the disclosure requirements of FAS 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments. The Corporation adopted FAS 161 effective January 1, 2009. FAS 161 relates to disclosures only and its adoption did not have any effect on the financial condition, results of operations or liquidity of the Corporation.
Business Combinations
          In December 2007, the FASB issued FAS 141R, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. FAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective for the Corporation for acquisitions made after January 1, 2009 and accordingly, was not used by the Corporation in recognizing and measuring the Omega and IRGB acquisitions.
Noncontrolling Interests in Consolidated Financial Statements
          In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51. FAS 160 establishes accounting and reporting standards for ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Corporation adopted FAS 160 effective January 1, 2009. The adoption of the standard did not have a material effect on the financial condition, results of operations or liquidity of the Corporation.
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

          In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The Corporation considered this guidance in determining fair value measurements at March 31, 2009.
          In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which amends FAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. This statement clarifies that there may be increased instances of transactions that are not orderly in situations where there has been a significant reduction in volume and activity in relation to normal market activity. FSP 157-4 provides additional guidance on when multiple valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Corporation has not yet determined the impact that the adoption of FSP 157-4 will have on its consolidated financial statements.
          In April 2009, the FASB issued FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments, which extends disclosure requirements of FAS 107, Disclosures About Fair Value of Financial Instruments, to interim financial statements. With certain exceptions, FAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so, and specifies the manner of disclosure. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The Corporation has not yet determined the impact that the adoption of FSP 107-1 will have on its consolidated financial statements.
          In April 2009, the FASB issued FSP 115-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the OTTI guidance for debt securities. The FSP makes changes to existing requirements as follows:
a.	Under existing rules, to avoid recognizing OTTI an investor must assert that it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in its fair value to its amortized cost basis. These requirements are replaced with a requirement that an investor conclude that it does not intend to sell an impaired security and it is not more likely than not it will be required to sell the security before the recovery of its amortized cost basis.

b.	The terminology used to assess the collectibility of cash flows is modified from “probable that the investor will be unable to collect all amounts due” to “the investor does not expect to recover the entire amortized cost basis of the security.” This change lowers the threshold for recognizing an OTTI from “probable” to “more likely than not.”

c.	This FSP requires that OTTI be separated into the amount of impairment related to credit loss and the amount of impairment related to all other factors. The amount of impairment related to credit loss is to be recognized in earnings and the amount of impairment related to all other factors is to be recognized in other comprehensive income when an investor concludes it will not recover the entire cost basis of an impaired security and the investor does not intend to sell the security and has concluded it is not more likely than not it will be required to sell the security before recovery of its amortized cost basis. If these conditions are not met, the entire OTTI amount is recognized in earnings and need not be separately measured.

d.	This FSP requires that the portion of an OTTI not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security.

e.	The existing disclosures about OTTI for debt and equity securities are expanded, and extended to interim periods. Also required are new disclosures of the significant inputs used in determining a credit loss, as well as a rollforward of that amount each period.
          FSP 115-2 is effective for interim and annual periods ending after June 15, 2009. The Corporation has not yet determined the impact that the adoption of FSP 115-2 will have on its consolidated financial statements.
SECURITIES
          Following is a summary of the fair value of securities available for sale (in thousands):

	March 31,	December 31,
	2009	2008
U.S. Treasury and other U.S. government agencies and corporations	$217,636	$253,295
Mortgage-backed securities	227,246	133,056
States of the U.S. and political subdivisions	70,938	69,181
Corporate debt securities	17,920	23,240

Total debt securities	533,740	478,772
Equity securities	3,004	3,498

	$536,744	$482,270

          Following is a summary of the amortized cost of securities held to maturity (in thousands):

	March 31,	December 31,
	2009	2007
U.S. Treasury and other U.S. government agencies and corporations	$506	$506
Mortgage-backed securities	675,144	721,682
States of the U.S. and political subdivisions	104,649	115,766
Corporate and other debt securities	5,896	5,909

	$786,195	$843,863

          The Corporation recognized a gain of $0.2 million for the three months ended March 31, 2009 relating to the acquisition of a company in which the Corporation owned bank stock. Also, the Corporation sold $0.1 million of equity securities at a gain of $0.1 million for the three months ended March 31, 2009 and sold $0.1 million of equity securities at a gain of less than $0.1 million during the first three months of 2008. Additionally, the Corporation recognized a gain of $0.7 million relating to the VISA, Inc. initial public offering during the first three months of 2008. None of the security sales were at a loss.

          Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2009
Mortgage-backed securities	$86,003	$(1,045)	$—	$—	$86,003	$(1,045)
States of the U.S. and political subdivisions	40,202	(864)	—	—	40,202	(864)
Corporate debt securities	6,759	(3,271)	10,631	(13,054)	17,390	(16,325)
Equity securities	2,183	(616)	78	(33)	2,261	(649)

	$135,147	$(5,796)	$10,709	$(13,087)	$145,856	$(18,883)

December 31, 2008
Mortgage-backed securities	$33,856	$(306)	$—	$—	$33,856	$(306)
States of the U.S. and political subdivisions	54,230	(2,138)	—	—	54,230	(2,138)
Corporate debt securities	4,797	(1,375)	7,859	(9,604)	12,656	(10,979)
Equity securities	1,053	(258)	32	(10)	1,085	(268)

	$93,936	$(4,077)	$7,891	$(9,614)	$101,827	$(13,691)

     Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2009
Mortgage-backed securities	$17,894	$(250)	$47,675	$(9,593)	$65,569	$(9,843)
States of the U.S. and political subdivisions	18,308	(390)	—	—	18,308	(390)
Corporate debt securities	252	(6)	3,828	(1,284)	4,080	(1,290)

	$36,454	$(646)	$51,503	$(10,877)	$87,957	$(11,523)

December 31, 2008
Mortgage-backed securities	$96,213	$(6,531)	$7,832	$(911)	$104,045	$(7,442)
States of the U.S. and political subdivisions	44,555	(928)	—	—	44,555	(928)
Corporate debt securities	277	(7)	4,445	(680)	4,722	(687)

	$141,045	$(7,466)	$12,277	$(1,591)	$153,322	$(9,057)

          As of March 31, 2009, securities with unrealized losses for less than 12 months include 13 investments in mortgage-backed securities, 63 investments in states of the U.S. and political subdivision securities, 11 investments in corporate and other debt securities and 19 investments in equity securities. Securities with unrealized losses of greater than 12 months include 11 investments in mortgage-backed securities, 14 investments in corporate and other debt securities and 1 investment in an equity security. The Corporation has concluded that it has both the intent and the ability to hold these securities for the time necessary to recover the amortized cost or until maturity.
          The Corporation’s unrealized losses on corporate debt securities primarily relate to investments in trust preferred securities. The Corporation’s portfolio of trust preferred securities consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for one investment in a senior tranche, and are secured by over-collateralization or default protection provided by subordinated tranches. Unrealized losses on investments in trust preferred securities are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

Other-Than-Temporary Impairment
          The investment securities portfolio is evaluated for OTTI on a quarterly basis. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost or amortized cost basis. When a decline in value is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statement of income.
          The Corporation’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. In making these determinations for pooled trust preferred securities, the Corporation consults with a third-party advisory firm to provide additional valuation assistance.
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
          The Corporation recognized losses of $0.2 million and less than $0.1 million during the three months ended March 31, 2009 and 2008, respectively, due to the write-down to fair value of securities that were deemed to be other-than-temporarily impaired. The impairment losses for 2009 consisted of $0.1 million related to bank stocks and $0.1 million related to investments in a single-issuer trust preferred security.
          The $0.1 million OTTI charge for bank stocks relates to securities that have been in an unrealized loss position greater than 20% of book value for more than six months or the percentage of unrealized loss is such that management believes it will be unlikely to recover prior to the six-month time period. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At March 31, 2009, the Corporation held 30 bank stocks with an adjusted cost basis of $3.6 million and a fair value of $3.0 million.
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
          The Corporation prices its holdings of trust preferred securities using Level 3 inputs in accordance with FAS 157 and guidance issued by the SEC and FASB. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the Corporation considers the following:
•	that current defaults would have minimal, if any, recovery,

•	that current deferrals would default and exhibit minimal recovery,

•	recent historical performance metrics, including profitability, capital ratios, loan charge-offs and loan reserve ratios, for the underlying institutions that would indicate a higher probability of default by the institution,

•	that institutions identified as possessing a higher probability of default would default immediately with a 15% recovery rate,

•	that financial performance of the financial sector continues to be affected by the economic environment resulting in an expectation of additional deferrals and defaults in the future,

•	whether the security is currently deferring interest, and

•	the external rating of the security and recent changes to its external rating.
          The primary evidence utilized by the Corporation is the level of current deferrals and defaults, the level of excess subordination that allows for receipt of full principal and interest, the credit rating for each security and the likelihood that future deferrals and defaults will occur at a level that will fully erode the excess subordination based on an assessment of the underlying collateral. The Corporation combines the results of these factors considered in estimating the future cash flows of these securities to determine whether there has been an adverse change in estimated cash flows from the cash flows previously projected.
          The Corporation’s portfolio of trust preferred collateralized debt obligations consists of 13 pooled issues and eight single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At March 31, 2009, the 13 pooled trust preferred securities had an estimated fair value of $13.5 million while the single issue trust preferred security had an estimated fair value of $8.2 million. The Corporation has concluded from the analysis performed at March 31, 2009 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single and pooled trust preferred securities, except for those on which OTTI was recognized.
          In 2008, the Corporation concluded that it was probable that there had been an adverse change in estimated cash flows for eight of the 13 pooled trust preferred security investments. Accordingly, the Corporation recognized OTTI on these securities of $15.9 million at December 31, 2008. At March 31, 2009, these securities are classified as non-performing investments.
          Trust preferred securities continue to experience price declines due to uncertainties surrounding these securities in the current market environment and the currently limited secondary market for such securities, in addition to issue-specific credit deterioration. Conclusions regarding OTTI for trust preferred securities are based on trends in new deferrals by the underlying issuer and the expectation for additional deferrals and defaults in the future, negative changes in credit ratings and expectation for potential future negative rating changes, whether the security is currently deferring interest on the tranche that the Corporation owns and expected continued weakness in the U.S. economy. Write-downs were based on the individual securities’ credit performance, its ability to make its contractual principal and interest payments and illiquidity in the markets for these securities. Should credit quality and market conditions continue to deteriorate, it is possible that additional write-downs may be required. If economic conditions worsen, it is possible that the securities that are currently performing satisfactorily could suffer impairment and could potentially require write-downs. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The entire portfolio is evaluated each quarter to determine if additional write-downs are warranted.

FEDERAL HOME LOAN BANK STOCK
          The Corporation is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. The FHLB requires members to purchase and hold a specified minimum level of FHLB stock based upon their level of borrowings, collateral balances and participation in other programs offered by the FHLB. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Both cash and stock dividends are reported as income.
          Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed and transferred at par value.
          At both March 31, 2009 and December 31, 2008, the Corporation’s FHLB stock totaled $28.0 million and is included in other assets on the balance sheet. The Corporation accounts for the stock based on the industry guidance in the American Institute of Certified Public Accountants’ Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
          The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At December 31, 2008, the FHLB’s capital ratio of 4.6% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:
•	the member’s ability to access liquidity from the FHLB;

•	the member’s funding cost advantage with the FHLB compared to alternative sources of funds;

•	a decline in the market value of FHLB’s net assets relative to book value which may or may not affect future financial performance or cash flow;

•	the FHLB’s ability to obtain credit and source liquidity, for which one indicator is the credit rating of the FHLB;

•	the FHLB’s commitment to make payments taking into account its ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the FHLB’s operating performance; and

•	the prospects of amendments to laws that affect the rights and obligations of the FHLB.
          The Corporation believes its holdings in the stock are ultimately recoverable at par value at March 31, 2009 and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
BORROWINGS
          Following is a summary of short-term borrowings (in thousands):

	March 31,	December 31,
	2009	2008
Securities sold under repurchase agreements	$420,726	$414,705
Subordinated notes	101,387	86,000
Federal funds purchased	—	95,032
Other short-term borrowings	210	526

	$522,323	$596,263

          Following is a summary of long-term debt (in thousands):

	March 31,	December 31,
	2009	2008
Federal Home Loan Bank advances	$385,784	$431,398
Subordinated notes	58,845	58,028
Convertible debt	613	613
Other long-term debt	—	211

	$445,242	$490,250

          The Corporation’s banking affiliate has available credit with the FHLB of $1.9 billion, of which $385.8 million was used as of March 31, 2009. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 2.12% to 5.54% for both the three months ended March 31, 2009 and for the year ended December 31, 2008.
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
          Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The trust preferred securities are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the Federal Reserve System (FRB) guidelines subject to certain limitations beginning March 31, 2011. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the trust preferred securities subject to the terms of each of the guarantees.
          The following table provides information relating to the Trusts as of March 31, 2009 (dollars in thousands):

	F.N.B.	F.N.B.		Sun Bancorp
	Statutory	Statutory	Omega Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,781	18,405
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	4.71%	7.17%	5.98%	10.20%
	variable; LIBOR plus 325 basis points	fixed until 6/15/11; then LIBOR plus 165 basis points	fixed until 10/09; then LIBOR plus 219 basis points

DERIVATIVE INSTRUMENTS
          The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the variable and fixed components of the customer agreement. These agreements qualify as derivatives, but are not designated as hedging instruments under FAS 133. These instruments and their offsetting positions are reported at fair value in other assets and other liabilities on the consolidated balance sheets with any resulting gain or loss recorded in current period earnings as other income.
          At March 31, 2009, the Corporation was party to sixty swaps with notional amounts totaling approximately $250.6 million with customers, and sixty swaps with notional amounts totaling approximately $250.6 million with derivative counterparties. The asset and liability associated with these interest rate swaps were $19.2 million and $18.6 million, respectively. During the quarter ended March 31, 2009, the Corporation recognized a net loss of $42,000 related to changes in fair value.
          Interest rate swap agreements generally require posting of collateral by either party under certain conditions. At March 31, 2009, the Corporation has posted collateral with derivative counterparties with a fair value of $5.3 million. Additionally, if the Corporation breaches its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay any additional amounts due in excess of amounts previously posted as collateral with the counterparty.
          The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at March 31, 2009 were not material.
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
          Following is a summary of off-balance sheet credit risk information (in thousands):

	March 31,	December 31,
	2009	2008
Commitments to extend credit	$1,239,728	$1,254,470
Standby letters of credit	84,336	97,016
          At March 31, 2009, funding of approximately 84.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

          The Corporation and its subsidiaries are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation or a subsidiary acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.
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
INCOME TAXES
          The Corporation bases its provision for income taxes upon income before income taxes, adjusted for the effect of certain tax-exempt income and non-deductible expenses. In addition, the Corporation reports certain items of income and expense in different periods for financial reporting and tax return purposes. The Corporation recognizes the tax effects of these temporary differences currently in the deferred income tax provision or benefit. The Corporation computes deferred tax assets or liabilities based upon the differences between the financial statement and income tax bases of assets and liabilities using the applicable marginal tax rate.
          The Corporation must evaluate the probability that it will ultimately realize the full value of its deferred tax assets. Realization of the Corporation's deferred tax assets is dependent upon a number of factors including the existence of any cumulative losses in prior periods, the amount of taxes paid in available carry-back periods, expectations for future earnings, applicable tax planning strategies, and assessment of current and future economic and business conditions. The Corporation establishes a valuation allowance when it is "more likely than not" that the Corporation will not be able to realize a benefit from its deferred tax assets, or when future deductibility is uncertain.
          At March 31, 2009, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not to realize the benefits of its deferred tax assets, net of the valuation allowance, at March 31, 2009 based on the level of historical taxable income and taxes paid in available carry-back periods.
EARNINGS PER COMMON SHARE
          Earnings per common share is computed using net income available to common shareholders, which is net income adjusted for the preferred stock dividend and discount amortization requirements.
          Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding net of unvested shares of restricted stock.
          Diluted earnings per common share is calculated by dividing net income available to common shareholders adjusted for interest expense on convertible debt by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, warrants, restricted shares and convertible debt, as calculated using the treasury stock method. Such adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.
          The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008
Net income available to common shareholders — basic earnings per share	$14,308	$16,491
Interest expense on convertible debt	5	6

Net income available to common shareholders after assumed conversion — diluted earnings per share	$14,313	$16,497

Basic weighted average common shares outstanding	89,383,243	60,219,800
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	191,704	372,372

Diluted weighted average common shares outstanding	89,574,947	60,592,172

Basic earnings per common share	$0.16	$0.27

Diluted earnings per common share	$0.16	$0.27

          For the three months ended March 31, 2009 and 2008, options to purchase 1,119,874 and 9,550 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the three months ended March 31, 2009, warrants to purchase 1,347,607 shares of common stock were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.

STOCK INCENTIVE PLANS
Restricted Stock
          The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the three months ended March 31, 2009 and 2008, the Corporation issued 367,308 and 245,255 restricted stock awards with aggregate weighted average grant date fair values of $2.8 million and $3.3 million, respectively. The Corporation has available up to 2,925,573 shares of common stock to issue under these Plans.
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
          Share-based compensation expense related to restricted stock awards was $0.6 million for both the three months ended March 31, 2009 and 2008, the tax benefit of which was $0.2 million for both periods.
          The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2009		2008
		Weighted		Weighted
		Average		Average
	Awards	Grant Price	Awards	Grant Price
Unvested awards outstanding at beginning of period	527,101	$15.34	387,064	$17.59
Granted	367,308	7.65	245,255	13.51
Vested	(98,695)	17.66	(96,707)	18.79
Forfeited	(66,035)	14.99	(374)	18.24
Dividend reinvestment	6,384	7.32	8,426	15.24

Unvested awards outstanding at end of period	736,063	11.15	543,664	15.50

          The total fair value of awards vested was $1.0 million and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.
          As of March 31, 2009, there was $5.4 million of unrecognized compensation cost related to unvested restricted stock awards including $0.1 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R, Share-Based Payment, on January 1, 2006. The components of the restricted stock awards as of March 31, 2009 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	277,610	458,453	736,063
Unrecognized compensation expense	$1,890	$3,523	$5,413
Intrinsic value	$2,129	$3,516	$5,645
Weighted average remaining life (in years)	2.46	3.02	2.81

Stock Options
          There were no stock options granted during the three months ended March 31, 2009 or 2008. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 1,404 and 5,258 for the three months ended March 31, 2009 and 2008, respectively.
          The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,299,317	$14.00	1,139,845	$11.75
Exercised	(1,404)	15.53	(5,258)	12.90
Forfeited	(149,044)	14.01	(25,423)	13.78

Options outstanding and exercisable at end of period	1,148,869	14.00	1,109,164	11.70

          The intrinsic value of outstanding and exercisable stock options at March 31, 2009 was $(7.8) million, since the fair value of the stock was less than the exercise price.
Warrants
          The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with a previous acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of March 31, 2009, warrants to purchase 45,524 shares of common stock remain outstanding.
          In conjunction with its participation in the CPP, the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. The warrant, which is immediately exercisable, has a ten-year term and an exercise price of $11.52.
RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
          The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007, benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. During 2007, the Corporation amended the RIP such that it is closed to participants who commence employment with the Corporation on or after January 1, 2008. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan, the Corporation does not expect to make a contribution to the RIP in 2009.
          The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers who are designated by the Board of Directors. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the two percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008, at which time the Corporation recognized a one-time charge of $0.8 million. The Corporation expects an annual savings of approximately $0.3 million as a result of freezing its BRP.
          The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Service cost	$904	$792
Interest cost	1,737	1,648
Expected return on plan assets	(1,795)	(2,186)
Amortization:
Unrecognized net transition asset	(23)	(23)
Unrecognized prior service (credit) cost	(299)	(273)
Unrecognized loss	689	184

Net periodic pension benefit cost	$1,213	$142

          The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $1.0 million and $0.9 million for the three months ended March 31, 2009 and 2008, respectively.
          The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.
          The Corporation sponsors a pre-Medicare eligible postretirement medical insurance plan for retirees of certain affiliates between the ages of 62 and 65. During 2006, the Corporation amended the plan such that only employees who were age 60 or older as of January 1, 2007 are eligible for employer-paid coverage. The postretirement plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $2.7 million, which has been amortized over the remaining service period of eligible employees of 1.3 years and was fully recognized during 2007. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs related to this plan are recognized in the periods in which employees provide the service for such benefits. The Corporation reserves the right to terminate the plan or make plan changes at any time.

          The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Service cost	$—	$15
Interest cost	25	28
Amortization:
Unrecognized prior service credit	—	—
Unrecognized loss	1	1

Net periodic postretirement benefit cost	$26	$44

COMPREHENSIVE INCOME
          The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Net income	$15,651	$16,491
Other comprehensive loss:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $1,712 and $852	(3,179)	(1,581)
Less: reclassification adjustment for gains included in net income, net of tax benefit of $26 and $260	(49)	(484)
Unrealized loss on swap, net of tax benefit of $69	—	(128)
Pension and postretirement amortization, net of tax expense (benefit) of $129 and ($41)	239	(76)

Other comprehensive loss	(2,989)	(2,269)

Comprehensive income	$12,662	$14,222

          The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

March 31	2009	2008
Unrealized losses on securities	$(7,567)	$(2,686)
Unrecognized pension and postretirement obligations	(21,927)	(6,321)

Accumulated other comprehensive loss	$(29,494)	$(9,007)

CASH FLOW INFORMATION
          Following is a summary of supplemental cash flow information (in thousands):

Three Months Ended March 31	2009	2008
Interest paid on deposits and other borrowings	$34,929	$39,560
Income taxes paid	—	2,500
Transfers of loans to other real estate owned	3,122	1,240
Financing of other real estate owned sold	220	39

BUSINESS SEGMENTS
          The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment provides services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals and purchasing installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
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

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended March 31, 2009	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$89,504	$3	$75	$7,893	$627	$98,102
Interest expense	29,592	(1)	—	1,475	2,954	34,020
Net interest income	59,912	4	75	6,418	(2,327)	64,082
Provision for loan losses	9,000	—	—	1,404	110	10,514
Non-interest income	19,652	4,970	4,315	581	(1,339)	28,179
Non-interest expense	47,919	4,000	3,010	3,802	426	59,157
Intangible amortization	1,616	92	107	—	—	1,815
Income tax expense (benefit)	5,231	315	448	650	(1,520)	5,124
Net income (loss)	15,798	567	825	1,143	(2,682)	15,651
Total assets	8,282,959	20,132	23,206	159,472	(30,972)	8,454,797
Total intangibles	546,610	12,592	12,515	1,809	—	573,526

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended March 31, 2008	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$80,668	$18	$105	$7,853	$(119)	$88,525
Interest expense	35,523	2	—	1,509	2,526	39,560
Net interest income	45,145	16	105	6,344	(2,645)	48,965
Provision for loan losses	2,530	—	—	1,053	—	3,583
Non-interest income	15,492	4,005	3,362	625	(1,316)	22,168
Non-interest expense	34,257	3,062	2,646	3,584	(259)	43,290
Intangible amortization	956	6	111	—	—	1,073
Income tax expense (benefit)	6,638	339	258	836	(1,375)	6,696
Net income (loss)	16,256	614	452	1,496	(2,327)	16,491
Total assets	5,978,644	7,172	22,588	155,192	994	6,164,590
Total intangibles	246,661	1,246	10,768	1,809	—	260,484

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
          Following is a description of valuation methodologies used for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
          Securities available-for-sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2009, approximately 96.6% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3.4% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.
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
          Valuation of its trust preferred debt securities is determined by the Corporation with the assistance of a third-party independent financial consulting firm that specializes in advisory services related to illiquid financial investments. The consulting firm provides the Corporation fully-documented valuation reports based on consensus with the firm as to appropriate valuation methodology, performance assumptions, modeling techniques, discounted cash flows, discount rates and sensitivity analyses with respect to levels of defaults and deferrals necessary to produce losses. Additionally, the Corporation utilizes the firm’s expertise to reassess assumptions to reflect actual conditions. Accessing the services of a financial consulting firm with a focus on financial instruments assists the Corporation in accurately valuing these complex financial instruments and facilitates informed decision-making with respect to such instruments.
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
          Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Residential Mortgage Loans Held For Sale
          These loans are carried at the lower of cost or fair value. Under lower-of-cost-or-fair value accounting, periodically, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based on independent quoted market prices and is classified as Level 2. When observable inputs are not available, fair value is estimated based on the present value of expected future cash flows using the Corporation’s best estimates of key assumptions. The Corporation classifies residential mortgage loans held for sale that are valued in this manner as Level 3 because significant unobservable inputs are used.
Impaired Loans
          The Corporation reserves for commercial and commercial real estate loans that the Corporation considers impaired as defined in FAS 114 at the time the Corporation identifies the loan as impaired based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.
     The Corporation determines the value of real estate based on appraisals by licensed or certified appraisers. The value of business assets is generally based on amounts reported on the business’s financial statements. Management must rely on the financial statements prepared and certified by the borrower or its accountants in determining the value of these business assets on an ongoing basis which may be subject to significant change over time. Based on the quality of information or statements provided, management may require the use of business asset appraisals and site-inspections to better value these assets. The Corporation may discount appraised and reported values based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Since not all valuation inputs are observable, the Corporation classifies these nonrecurring fair value determinations as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.
          The Corporation reviews and evaluates impaired loans no less frequently than quarterly for additional impairment based on the same factors identified above.
Other Real Estate Owned
          OREO is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is recorded at the lower of carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by licensed or certified appraisers and is classified as Level 2.
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
Securities available for sale	$1,198	$517,341	$18,205	$536,744
Other assets (interest rate swaps)	—	19,199	—	19,199

	$1,198	$536,540	$18,205	$555,943

Liabilities measured at fair value:
Other liabilities (interest rate swaps)	—	$18,629	—	$18,629

	—	$18,629	—	$18,629

          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$23,394	$14,338
Total gains (losses) — realized/unrealized:
Included in earnings	—	—
Included in other comprehensive income	(5,189)	(1,755)
Purchases, issuances and settlements	—	—
Transfers in and/or (out) of Level 3	—	(12,387)

Balance at end of period	$18,205	$196

          The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.
          For the three months ended March 31, 2009 and 2008, the Corporation did not have any gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009 and 2008.

          At March 31, 2008, there were approximately $12.4 million of trust preferred securities transferred from Level 3 to Level 2. These securities were classified as Level 2 because all significant assumptions in their valuation at March 31, 2008 were observable. Valuations at December 31, 2007 used significant unobservable assumptions. These unobservable assumptions reflected the Corporation’s own estimates that market participants would use in pricing the securities.
          In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis during the first three months of 2009 that were still held in the balance sheet at March 31, 2009, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

					Total Losses
					for the Three
					Months Ended
	Fair Value at March 31, 2009				March 31,
	Level 1	Level 2	Level 3	Total	2009
Impaired loans	—	$29,664	$1,887	$31,551	$3,200
Other real estate owned	—	2,028	—	2,028	795

					$3,995

          Impaired loans measured or re-measured at fair value on a non-recurring basis during the first three months of 2009 had a carrying amount of $34.1 million and an allocated allowance for loan loss of $6.7 million at March 31, 2009. The allocated allowance is based on fair value of $31.5 million less estimated costs to sell of $4.1 million. The allowance for loan loss includes a provision applicable to the current period fair value measurements of $3.2 million which was included in the provision for loan losses for the three months ended March 31, 2009.
          OREO with a carrying amount of $2.6 million were written down to $1.8 million (fair value of $2.0 million less estimated costs to sell of $0.2 million), resulting in a loss of $0.8 million, which was included in earnings for the three months ended March 31, 2009.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
F.N.B. Corporation
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of March 31, 2009, and the related condensed consolidated statements of income for the three-month periods ended March 31, 2009 and 2008 and the consolidated statements of shareholders’ equity and cash flows for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of F.N.B. Corporation as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein) and in our report dated February 25, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2008, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Ernst & Young LLP
Pittsburgh, Pennsylvania
May 11, 2009

PART I.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three months ended March 31, 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The Corporation’s results of operations for the periods included in this review are not necessarily indicative of results to be expected for the year ending December 31, 2008.
IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS
          Certain statements in this report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases could affect the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to update or revise its forward-looking statements even if experience or future changes make it clear that the Corporation will not realize any projected results expressed or implied therein.
CRITICAL ACCOUNTING POLICIES
          A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2008 Annual Report on Form 10-K under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies since the year ended December 31, 2008, other than Goodwill, which is summarized below.
Goodwill
          In accordance with the Corporation’s annual review policy, its annual goodwill impairment analysis is conducted in September. Due to market conditions surrounding the banking industry, the Corporation updated its impairment analysis as of December 31, 2008. Based on the results of these reviews, the Corporation concluded that the estimated fair value of each reporting unit at December 31, 2008 and September 30, 2008 exceeded its respective carrying value; therefore, the Corporation determined there was no impairment of goodwill at those dates.
          Risks and uncertainties in the market and economic environment continued during the first quarter of 2009. Because adverse market conditions could cause a reporting unit’s carrying value to exceed its fair value, the Corporation updated its review for goodwill impairment at March 31, 2009. In estimating the fair value of each reporting unit, the review utilized discounted cash flow calculations, market comparisons and recent transactions, projected future cash flows, discount rates reflecting the risk inherent in future cash flows, growth rates and applicable valuation multiples. Current market conditions were considered in developing short and long-term growth expectations and discount rates. The estimated fair value of each reporting unit at March 31, 2009 exceeded their respective carrying values; therefore, the Corporation determined that no circumstances had occurred that would more likely than not cause the estimated fair values of the reporting units to be less than carrying value. The degree by which the fair value of the reporting unit exceeded its carrying value varied by reporting unit and ranged between approximately 18% and 80%, with the Community Banking reporting unit having the least amount of excess fair value.
          At March 31, 2009, total goodwill amounts to $529.1 million, of which $510.3 million relates to the Corporation’s Community Banking segment. The estimated fair value of this reporting unit is based on valuation techniques that the Corporation believes market participants would use including peer company price-to-earnings, price-to-book multiples and discounted cash flow analysis. Using these methodologies at March 31, 2009, a decline of greater than 18% in the estimated fair value of the Community Banking reporting unit may result in recorded goodwill being impaired.

          The financial services industry and securities markets continue to be adversely affected by declining values of nearly all asset classes. If current economic conditions continue resulting in a prolonged period of economic weakness, the Corporation’s business segments, including the Community Banking segment, may be adversely affected, which may result in impairment of goodwill and other intangibles in the future. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and its results of operations.
UNITED STATES TREASURY DEPARTMENT CAPITAL PURCHASE PROGRAM
          In connection with the Emergency Economic Stabilization Act of 2008 (EESA), the UST implemented a CPP allowing qualifying financial institutions to issue preferred stock to the UST, subject to certain limitations and terms. The CPP is a voluntary program that was developed to attract participation by strong financial institutions to help restore stability and liquidity to the financial system.
          On January 9, 2009, the Corporation issued to the UST 100,000 shares of Preferred Series C Stock and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock for an aggregate purchase price of $100.0 million. The Preferred Series C Stock ranks senior to the Corporation’s common shares and pays a cumulative dividend of 5% per year for the first five years and 9% per year thereafter. The dividends on the Preferred Series C Stock are payable quarterly on February 15, May 15, August 15 and November 15 of each year. In the event dividends on the Preferred Series C Stock are not paid in full for six dividend periods, whether or not consecutive, the UST will have the right to elect two directors to the Corporation’s Board of Directors. This right will end when all accrued and unpaid dividends to the UST on the Preferred Series C Stock have been paid in full. The warrant has a ten-year term and an exercise price of $11.52 per share.
          The CPP also requires the Corporation to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance as well as limitations on share repurchases and the declaration and payment of dividends on common shares, so long as the UST owns any of the Corporation’s debt or equity securities acquired in connection with the issuance of the Preferred Series C Stock. The UST may amend the restrictions and provisions relating to the CPP to the extent required to comply with any changes to the applicable federal statutes. Any such amendments may provide for additional executive compensation and corporate governance standards or modifications to the existing standards.
OVERVIEW
          The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania and Ohio and loan production offices in Pennsylvania, Florida and Tennessee. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
          On April 1, 2008, the Corporation completed the acquisition of Omega, a diversified financial services company with $1.8 billion in assets, and on August 16, 2008, the Corporation completed the acquisition of IRGB, a bank holding company with $301.7 million in assets. The assets and liabilities of each of these acquired companies were recorded on the Corporation’s balance sheet at their fair values as of each of the acquisition dates, and their results of operations have been included in the Corporation’s consolidated statement of income since the respective acquisition dates.
          Because the Corporation issued Preferred Series C Stock to the UST in January 2009, the Corporation now reports net income available to common shareholders, which is net income adjusted for the preferred stock dividend and discount amortization requirements.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008
          Net income for the three months ended March 31, 2009 was $15.7 million, compared to net income for the same period of 2008 of $16.5 million. Net income available to common shareholders for the three months ended March 31, 2009 was $14.3 million or $0.16 per diluted share, compared to net income available to common shareholders for the same period of 2008 of $16.5 million or $0.27 per diluted share. For the three months ended March 31, 2009, the Corporation’s return on average equity was 6.22%, return on average tangible equity (which is calculated by dividing net income less amortization of intangibles by average equity less average intangibles) was 15.29%, return on average tangible common equity was 17.48%, return on average assets was 0.75% and return on average tangible assets (which is calculated by dividing net income less amortization of intangibles by average assets less average intangibles) was 0.87% for the three months ended March 31, 2009, compared to 12.14%, 24.24%, 24.24%, 1.09% and 1.18%, respectively, for the three months ended March 31, 2008.

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$2,646	$3	0.43%	$1,440	$11	3.04%
Federal funds sold	11,667	14	0.48	297	2	2.89
Taxable investment securities (1)	1,129,408	13,040	4.58	827,917	10,440	5.03
Non-taxable investment securities (2)	188,116	2,691	5.72	179,666	2,428	5.41
Loans (2) (3)	5,824,937	83,909	5.83	4,407,703	76,907	7.01

Total interest earning assets (2)	7,156,774	99,657	5.63	5,417,023	89,788	6.66

Cash and due from banks	249,673			105,904
Allowance for loan losses	(106,954)			(53,330)
Premises and equipment	123,578			80,639
Other assets	1,010,461			553,924

	$8,433,532			$6,104,160

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,028,835	3,958	0.79	$1,459,286	6,892	1.90
Savings	833,714	993	0.48	586,950	1,853	1.27
Certificates and other time	2,315,591	19,288	3.38	1,741,920	18,847	4.35
Treasury management accounts	453,991	1,256	1.11	293,558	2,295	3.09
Other short-term borrowings	107,112	1,030	3.85	171,081	1,712	3.96
Long-term debt	475,088	4,848	4.14	476,916	5,222	4.40
Junior subordinated debt	205,300	2,647	5.23	151,031	2,739	7.29

Total interest bearing liabilities (2)	6,419,631	34,020	2.15	4,880,742	39,560	3.25

Non-interest bearing demand	898,659			602,527
Other liabilities	94,747			74,693

	7,413,037			5,557,962
Stockholders’ equity	1,020,495			546,198

	$8,433,532			$6,104,160

Excess of interest earning assets over interest bearing liabilities	$737,143			$536,281

Fully tax-equivalent net interest income		65,637			50,228

Net interest spread			3.48%			3.40%

Net interest margin (2)			3.70%			3.73%

Tax-equivalent adjustment		1,555			1,263

Net interest income		$64,082			$48,965

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
          Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). For the three months ended March 31, 2009, net interest income, which comprised 69.5% of net revenue (net interest income plus non-interest income) compared to 68.8% for the same period in 2008, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, increased $15.4 million or 30.7% from $50.2 million for the three months ended March 31, 2008 to $65.6 million for the same period of 2009. Average interest earning assets increased $1.7 billion or 32.1% and average interest bearing liabilities increased $1.5 billion or 31.5% from the three months ended March 31, 2008 due to organic loan and deposit growth and the Omega and IRGB acquisitions. The Corporation’s net interest margin decreased slightly from 3.73% for the first three months of 2008 to 3.70% for the first three months of 2009 as loan yields declined faster than deposit rates, reflecting the actions taken by the FRB to lower interest rates during the fourth quarter of 2008. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 (in thousands):

	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$5	$(13)	$(8)
Federal funds sold	15	(3)	12
Securities	2,837	26	2,863
Loans	21,094	(14,092)	7,002

	23,951	(14,082)	9,869

Interest Expense
Deposits:
Interest bearing demand	1,686	(4,620)	(2,934)
Savings	404	(1,264)	(860)
Certificates and other time	5,272	(4,831)	441
Treasury management accounts	866	(1,905)	(1,039)
Other short-term borrowings	(334)	(348)	(682)
Long-term debt	(22)	(352)	(374)
Junior subordinated debt	811	(903)	(92)

	8,683	(14,223)	(5,540)

Net Change	$15,268	$141	$15,409

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $99.7 million for the first three months of 2009 increased by $9.9 million or 11.3% from the same period of 2008. Average interest earning assets of $7.2 billion for the first three months of 2009 grew $1.1 billion or 32.1% from the same period of 2008 primarily driven by the Omega and IRGB acquisitions which increased loans by $1.1 billion and $160.2 million, respectively, at the time of acquisition. The Corporation also recognized organic average loan growth of $112.5 million or 2.6% for the first three months of 2009 compared to the same period of 2008. The yield on interest earning assets decreased 103 basis points from the three months ended March 31, 2008 to 5.63% for the three months ended March 31, 2009 reflecting changes in interest rates as the FRB has lowered its federal funds rate from 4.25% at the beginning of 2008 to a current range of 0.00% to 0.25%.

          Interest expense of $34.0 million for the three months ended March 31, 2009 decreased by $5.5 million or 14.0% from the same period of 2008. The rate paid on interest bearing liabilities decreased 110 basis points to 2.15% during the first three months of 2009 compared to the first three months of 2008, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $1.5 billion or 31.5% to average $6.4 billion for the first three months of 2009. This growth was primarily attributable to the Omega and IRGB acquisitions combined with organic growth. The Omega and IRGB acquisitions increased deposits by $1.3 billion and $256.8 million, respectively, at the time of acquisition. The Corporation also recognized organic average deposit and treasury management account growth of $296.9 million or 6.3% for the first three months of 2009.
Provision for Loan Losses
          The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
          The provision for loan losses of $10.5 million during the first three months of 2009 increased $6.9 million from the same period in 2008 due to higher net charge-offs and increased allocations for a weaker economic environment. The significant increases primarily reflect continued weakness in the Corporation’s Florida portfolio, and, to a much lesser extent, the slowing economy in Pennsylvania. The $10.5 million provision for loan losses for the first three months of 2009 was comprised of $7.0 million relating to FNBPA’s Florida region, $1.4 million relating to Regency and $2.1 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first quarter of 2009, net charge-offs were $12.1 million or 0.84% (annualized) of average loans compared to $3.0 million or 0.27% (annualized) of average loans for the same period in 2008. The net charge-offs for the first quarter of 2009 were comprised of $8.2 million or 11.22% (annualized) of average loans relating to FNBPA’s Florida region, $1.6 million or 4.24% (annualized) of average loans relating to Regency and $2.3 million or 0.17% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $28.2 million for the first quarter of 2009 increased $6.0 million or 27.1% from the same period of 2008. This increase resulted primarily from increases in all major fee businesses reflecting organic growth and the impact of acquisitions combined with a gain on the sale of a building acquired in a previous merger, partially offset by a decrease in gain on sale of securities. These items are further explained in the following paragraphs.
          Service charges on loans and deposits of $13.6 million for the first three months of 2009 increased $3.4 million or 33.5% from the same period of 2008, reflecting organic growth and the expansion of the Corporation’s customer base as a result of the Omega and IRGB acquisitions during 2008.
          Insurance commissions and fees of $5.1 million for the three months ended March 31, 2009 increased $1.2 million or 29.5% from the same period of 2008 primarily as a result of the acquisition of Omega during 2008.
          Securities commissions of $1.8 million for the first quarter of 2009 increased by $0.3 million or 17.7% from the same period of 2008 primarily due to the acquisition of Omega during 2008 and an increase in annuity revenue due to the declining interest rate environment, partially offset by lower activity due to market conditions.
          Trust fees of $2.9 million for the first three months of 2009 increased by $0.7 million or 31.2% from the same period of 2008 due to growth in assets under management resulting from the Omega acquisition during 2008 combined with increases in estate accounts, partially offset by the negative effect of market conditions on assets under management.
          Income from bank owned life insurance of $1.6 million for the three months ended March 31, 2009 increased by $0.5 million or 40.0% from the same period of 2008. This increase was primarily attributable to the Omega and IRGB acquisitions in 2008.

          Gain on sale of mortgage loans of $0.5 million for the first quarter of 2009 increased by $0.1 million or 18.8% from the same period of 2008 due to a higher volume of loan sales.
          Gain on sale of securities of $0.3 million for the first three months of 2009 decreased $0.5 million or 63.2% from the same period of 2008 as management did not sell as many equity securities during 2009 due to unfavorable market prices for the bank stock portfolio. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in the first quarter of 2008 in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities since the Corporation’s cost basis in Visa is zero.
          Impairment loss on securities of $0.2 million for the three months ended March 31, 2009 increased by $0.2 million from the same period of 2008 due to impairment losses during 2009 of $0.1 million related to investments in pooled trust preferred securities and $0.1 million related to investments in bank stocks.
          Other income of $2.6 million for the first quarter of 2009 increased $0.6 million or 30.6% from the same period of 2008. The primary reason for this increase was a gain of $0.8 million on the sale of a building acquired in a previous merger, partially offset by a decrease of $0.3 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.
Non-Interest Expense
          Total non-interest expense of $61.0 million for the first three months of 2009 increased $16.6 million or 37.4% from the same period of 2008. This increase was primarily attributable to operating expenses resulting from the Omega and IRGB acquisitions in 2008.
          Salaries and employee benefits of $32.1 million for the three months ended March 31, 2009 increased $6.8 million or 27.1% from the same period of 2008. This increase was primarily attributable to the acquisitions of Omega and IRGB during 2008 combined with $1.0 million in severance payments to a former executive during the first quarter of 2009. The Corporation’s full-time equivalent employees increased 29.7% from 1,767 at March 31, 2008 to 2,291 at March 31, 2009, primarily due to the Omega and IRGB acquisitions during 2008.
          Combined net occupancy and equipment expense of $10.1 million for the first quarter of 2009 increased $3.2 million or 45.6% from the combined level for the same period in 2008, primarily due to the Omega and IRGB acquisitions during 2008.
          Amortization of intangibles expense of $1.8 million for the first three months of 2009 increased $0.7 million or 69.1% from the same period of 2008 primarily due to higher intangible balances resulting from the Omega and IRGB acquisitions during 2008.
          Outside services expense of $5.4 million for the three months ended March 31, 2009 increased $1.1 million or 25.2% from the same period in 2008 primarily due to the Omega and IRGB acquisitions during 2008, combined with higher fees for professional services.
          Other non-interest expenses of $11.6 million for the first quarter of 2009 increased $4.5 million or 64.1% from the same period of 2008. This increase was primarily due to additional operating costs associated with the Corporation’s acquisitions of Omega and IRGB in 2008. Additionally, FDIC insurance expense of $1.9 million during the first quarter of 2009 increased $1.6 million from the same period of 2008 due to an increase in FDIC insurance premium rates for 2009 combined with FNBPA having utilized its FDIC insurance premium credits in prior periods. OREO expense of $0.8 million during the first quarter of 2009 increased $1.0 million from the same period of 2008 due to increased foreclosure activity and write-downs of OREO property. During the first quarter of 2008, the Corporation recorded merger-related expenses of $0.3 million relating to the acquisition of Omega.
Income Taxes
          The Corporation’s income tax expense of $5.1 million for the first three months of 2009 decreased $2.6 million or 33.7% from the same period of 2008. The effective tax rate of 24.7% for the first three months of 2009 declined from 30.8% for the same period of 2008, primarily due to lower pre-tax income for the first three months of 2009.

Income taxes and the effective tax rate for both the three months ended March 31, 2009 and 2008 were favorably impacted by $0.2 million due to the resolution of previously uncertain tax positions. The lower effective tax rate also reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
          The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. Cash on hand at the parent at March 31, 2009 was $157.6 million, up from $66.8 million at December 31, 2008, as the Corporation took a number of actions to bolster its cash position. On January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued preferred stock valued at $100.0 million as part of the UST’s CPP. These funds will complement the Corporation’s already well-capitalized position and strengthen its ability to meet its customers’ needs. Additionally, on January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock dividend rate from $0.24 to $0.12 per quarter, thus reducing 2009’s liquidity needs by approximately $43.1 million. The parent also may draw on an approved guidance line of credit with a major domestic bank. This line was unused and totaled $25.0 million as of March 31, 2009 and December 31, 2008. In addition, the Corporation also issues subordinated notes on a regular basis.
          FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the 225 banking offices of FNBPA in the form of deposits and treasury management accounts. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short-term and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.
          The recent financial market crisis, which began in 2007, escalated in the second half of 2008 and resulted in the UST, FRB and Federal Deposit Insurance Corporation (FDIC) intervening with a number of programs designed to provide liquidity, capital and increased deposit insurance to the U.S. financial system. The Corporation has voluntarily elected to participate in a number of these programs, including the previously mentioned UST’s CPP program and the FDIC’s Temporary Liquidity Guarantee Program (TLGP).
          The liquidity position of the Corporation improved during the first quarter of 2009. Its strong branch network was able to grow deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by the growth in its ratio of total deposits and treasury management accounts to total assets to 77.9% from 77.3% as of March 31, 2009 and December 31, 2008, respectively. The Corporation had unused wholesale credit availability of $3.1 billion or 36.0% of total assets at March 31, 2009 and $2.7 billion or 32.9% of total assets at December 31, 2008. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. During the first quarter of 2009, the Corporation expanded its borrowing capacity at the FRB by approximately $400.0 million. The Corporation also took a number of actions to bolster liquidity throughout 2008. These actions included a $200.0 million increase in federal fund lines, increased brokered CD capacity and becoming a participant in the Certificate of Deposit Account Registry Services (CDARS) program operated by the Promontory Interfinancial Network, LLC. Further, the Corporation’s election not to opt out of the FDIC’s TLGP resulted in $140.0 million of increased funding availability.

          The ALCO regularly monitors various liquidity ratios and forecasts of its liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.
MARKET RISK
          Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is susceptible to current and future impairment charges on holdings in its investment portfolio. The Securities footnote discusses the impairment charges taken during both 2009 and 2008 relating to the pooled trust preferred securities and bank stock portfolios. The Securities footnote also discusses the ongoing process management utilizes to determine whether impairment exists.
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

          The following table presents the amounts of IEA and IBL as of March 31, 2009 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Interest Earning Assets (IEA)
Loans	$1,678,449	$380,025	$332,699	$594,771	$2,994,944
Investments	194,362	109,824	113,786	224,802	642,774

	1,881,811	489,849	446,485	819,573	3,637,718

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,390,199	—	—	—	1,390,199
Time deposits	159,096	302,687	368,968	471,860	1,302,611
Borrowings	510,179	17,216	72,246	171,235	770,876

	2,059,474	319,903	441,214	643,095	3,463,686

Period Gap	$(177,663)	$169,946	$5,271	$176,478	$174,032

Cumulative Gap	$(177,663)	$(7,717)	$(2,446)	$174,032

IEA/IBL (Cumulative)	0.91	1.00	1.00	1.05

Cumulative Gap to IEA	(2.4)%	(0.1)%	0.0%	2.4%

          The cumulative twelve-month IEA to IBL ratio changed to 1.05 for March 31, 2009 from 1.08 for December 31, 2008.
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
          The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2009.
          The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	March 31,	December 31,	ALCO
	2009	2008	Guidelines

Net interest income change (12 months):
+ 200 basis points	(0.7)%	(0.3)%	+/-5.0%
+ 100 basis points	(0.2)%	0.2%	+/-5.0%
- 100 basis points	(0.4)%	(2.4)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(5.1)%	(0.1)%	—
+ 100 basis points	(2.0)%	1.1%	—
- 100 basis points	0.1%	6.3%	—
          The Corporation’s overall level of interest rate risk is considered to be relatively low and stable. This is evidenced by a relatively stable net interest margin despite the recent market rate volatility. The Corporation has a relatively neutral interest rate risk position.
          During the first quarter of 2009, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 54.6% of total loans as of December 31, 2008 to 55.2% of total loans as of March 31, 2009. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 2.7 years. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. For additional information regarding interest rate swaps, see the Interest Rate Swaps footnote.
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
DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
          Following is a summary of deposits and treasury management accounts (in thousands):

	March 31,
	2009	December 31, 2008
Non-interest bearing	$922,476	$919,539
Savings and NOW	2,926,734	2,816,628
Certificates of deposit and other time deposits	2,313,995	2,318,456

Total deposits	6,163,205	6,054,623
Treasury management accounts	420,725	414,705

Total deposits and treasury management accounts	$6,583,930	$6,469,328

          Total deposits and treasury management accounts increased by $114.6 million or 1.8% to $6.6 billion at March 31, 2009 compared to December 31, 2008, primarily as a result of increases in savings and NOW and treasury management accounts, which offset a decline in certificates of deposit. Certificates of deposit are down by design as a result of the strong performance in core deposits. The growth in treasury management accounts reflects continued strong growth in new clients as well as seasonal increases for clients in higher education and government banking.
LOANS
          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also consists of commercial loans in Florida, which totaled $301.8 million or 5.2% of total loans as of March 31, 2009. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $152.8 million or 2.6% of total loans as of March 31, 2009. The Corporation also operates commercial loan production offices in Pennsylvania and Florida and a mortgage loan production office in Tennessee.
          Following is a summary of loans, net of unearned income (in thousands):

	March 31,
	2009	December 31, 2008
Commercial	$3,194,986	$3,173,941
Direct installment	1,029,844	1,070,791
Residential mortgages	355,345	340,750
Indirect installment	612,350	638,356
Consumer lines of credit	535,417	531,430
Other	71,992	65,112

	$5,799,934	$5,820,380

          Unearned income on loans was $33.0 million and $34.0 million at March 31, 2009 and December 31, 2008, respectively.
          Total loans decreased by $20.4 million or 0.4% to $5.8 billion at March 31, 2009 from December 31, 2008, reflecting a mix of seasonally weaker demand for consumer loans and higher refinancing activity. Additionally, the commercial loan growth was slower given the economic environment.
          The composition of the Corporation’s commercial loan portfolio in Florida remains consistent with December 31, 2008 and was comprised of the following as of March 31, 2009: unimproved residential land (17.9%), unimproved commercial land (24.1%), improved land (6.8%), income producing commercial real estate (28.2%), residential construction (8.9%), commercial construction (10.9%), commercial and industrial (2.1%) and owner-occupied (1.1%). The weighted average loan-to-value ratio for this portfolio is 70.8% as of March 31, 2009.
          The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of March 31, 2009 and December 31, 2008, commercial real estate loans were $2.0 billion at each date, or 34.6% and 34.3% of total loans, respectively. Approximately 45.0% of the commercial real estate loans are owner-occupied, while the remaining 55.0% are non-owner-occupied. As of March 31, 2009 and December 31, 2008, the Corporation had construction loans of $179.2 million and $176.7 million, respectively, representing 3.1% and 3.0% of total loans, respectively.
NON-PERFORMING ASSETS
          Non-performing loans include non-accrual loans and restructured loans. Non-accrual loans represent loans for which interest accruals have been discontinued. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods.
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
          Following is a summary of non-performing assets (in thousands):

	March 31,
	2009	December 31, 2008
Non-accrual loans	$147,479	$139,607
Restructured loans	4,424	4,097

Total non-performing loans	151,903	143,704
Other real estate owned (OREO)	12,232	9,177

Total non-performing loans and OREO	164,135	152,881
Non-performing investments	7,288	10,456

Total non-performing assets	$171,423	$163,337

Asset quality ratios:
Non-performing loans as a percent of total loans	2.62%	2.47%
Non-performing loans + OREO as a percent of total loans + OREO	2.82%	2.62%
          Non-performing loans and OREO was $164.1 million at March 31, 2009 compared to $152.9 million at December 31, 2008. The ratio of non-performing loans and OREO to total loans and OREO was 2.82% at March 31, 2009, compared to 0.95% at March 31, 2008. Non-performing loans were $143.7 million at December 31, 2008. The ratio of non-performing loans and OREO to total loans and OREO was 2.62% at December 31, 2008.

          The following tables provide additional information relating to non-performing loans for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total

At or for the Three Months Ended March 31, 2009
Non-performing loans	$52,304	$93,974	$5,625	$151,903
Other real estate owned (OREO)	9,011	2,277	944	12,232
Non-performing loans/total loans	0.98%	31.14%	3.68%	2.62%
Non-performing loans + OREO/ total loans + OREO	1.15%	31.65%	4.27%	2.82%

At or for the Three Months Ended December 31, 2008
Non-performing loans	$45,458	$93,116	$5,130	$143,704
Other real estate owned (OREO)	7,054	1,138	985	9,177
Non-performing loans/total loans	0.85%	31.65%	3.25%	2.47%
Non-performing loans + OREO/ total loans + OREO	0.98%	31.91%	3.85%	2.62%
          FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.
          Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

	March 31,
	2009	December 31, 2008
Loans 90 days or more past due	$11,755	$14,067
As a percentage of total loans	0.20%	0.24%
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
          Under FAS 114, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.
          In estimating loan loss contingencies, management considers numerous factors, including historical charge-off rates and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence the Corporation’s credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. Homogeneous loan pools are evaluated using similar criteria that are based upon historical loss rates of various loan types. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary. This determination inherently involves a high degree of uncertainty and considers current risk factors that may not have occurred in the Corporation’s historical loan loss experience.
          During the fourth quarter of 2008, the Corporation decided to apply its methodology for establishing the allowance for loan losses to the Pennsylvania and Florida loan portfolios separately instead of continuing to evaluate the portfolios on a combined basis. This decision was based on the fact that the two loan portfolios have different risk characteristics and that the Florida economic environment was deteriorating at an accelerated rate in the fourth quarter of 2008.
          In evaluating the Florida loan portfolio, the Corporation increased the allowance to address the heightened level of inherent risk in that portfolio given the significant deterioration in that market. In applying the methodology to this portfolio, the Corporation utilized quantitative loss factors provided by the Office of the Comptroller of the Currency (OCC) based on a prior recession because no historical data had yet become publicly available for economic conditions in Florida during 2008 and the impact on lenders like the Corporation. The combined impact of the significant deterioration in the Florida market and separately evaluating the Florida loan portfolio utilizing these quantitative factors was a $12.3 million increase in the Corporation’s allowance for loan losses for the Florida loan portfolio at December 31, 2008, with the predominant factor being the impact of the significant deterioration in the Florida market.
          The Corporation also increased qualitative allocations to address increased inherent risk associated with its Florida loans including, but not limited to, current levels and trends of the Florida portfolio, collateral valuations, charge-offs, non-performing assets, delinquency, risk rating migration, competition, legal and regulatory issues and local economic trends. The combined impact of the significant deterioration in the Florida market and separately evaluating the Florida loan portfolio utilizing these qualitative factors was a $2.3 million increase in the Corporation’s allowance for loan losses for the Florida loan portfolio at December 31, 2008.
          Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$104,730	$52,806
Addition from acquisitions	15	—
Charge-offs	(12,858)	(3,732)
Recoveries	726	739

Net charge-offs	(12,132)	(2,993)
Provision for loan losses	10,514	3,583

Balance at end of period	$103,127	$53,396

Allowance for loan losses to:
Total loans, net of unearned income	1.78%	1.20%
Non-performing loans	67.89%	159.03%
          The national trends in the economy and real estate market deteriorated during 2008, and the deterioration accelerated significantly in the fourth quarter of 2008. These trends were particularly evident in the Florida market where excess inventory built up, new construction slowed dramatically and credit markets stopped functioning normally. With economic activity turning negative across all sectors of the economy, sales activity in the Florida real estate market virtually ceased during the fourth quarter of 2008. The significant deterioration in the Florida market during the fourth quarter of 2008 also reflected increased stress on borrowers’ cash flow streams and increased stress on guarantors characterized by significant reductions in their liquidity positions.
          The allowance for loan losses at March 31, 2009 increased $49.7 million from March 31, 2008 representing a 93.1% increase in reserves for loan losses between March 31, 2008 and March 31, 2009, due to higher net charge-offs, additions from acquisitions, additional specific reserves related to increases in non-accrual loans and increased allocations for a weaker economic environment. The significant increase primarily reflects deterioration in Florida that accelerated in the fourth quarter of 2008, and to a much lesser extent, the slowing economy in Pennsylvania. Net charge-offs increased $9.1 million or 305.4% reflecting higher loan charge-offs due to the weaker economic environment during the first three months of 2009 compared to the first three months of 2008. The total charge-offs for the three months ended March 31, 2009 included $8.2 million related to two Florida loans, of which nearly $7.0 million relates to a performing land loan whereby the Corporation reached an agreement with the borrower to restructure the loan at $16.3 million based upon the borrower capacity and commitment to support the project. In doing so, the borrower posted contractual payments for one year in conjunction with a remargining of the collateral position supporting the performing status of the loan. Additionally, the Corporation provided $7.0 million related to Florida loans to the reserve, bringing the total allowance for loan losses for the Florida portfolio to $27.3 million or 9.0% of total loans in that portfolio.
          The allowance for loan losses as a percentage of non-performing loans decreased from 159% as of March 31, 2008 to 68% as of March 31, 2009. While the allowance for loan losses increased $49.7 million or 93.1% on a year-over-year basis, non-performing loans increased $117.5 million or 392.4% over the same period. The reduction in the allowance coverage of non-performing loans relates to the nature of the loans that were added to non-performing status which were supported to a large extent by real estate collateral at current valuations and therefore did not require a 100% reserve allocation given the estimated loss exposure on the loans.
          The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total

At or for the Three Months Ended March 31, 2009
Provision for loan losses	$2,100	$7,010	$1,404	$10,514
Allowance for loan losses	69,588	27,275	6,264	103,127
Net loan charge-offs	2,273	8,241	1,618	12,132
Net loan charge-offs (annualized)/ average loans	0.17%	11.22%	4.24%	0.84%
Allowance for loan losses/total loans	1.30%	9.04%	4.10%	1.78%
Allowance for loan losses/ non-performing loans	133.04%	29.02%	111.36%	67.89%

At or for the Three Months Ended December 31, 2008
Provision for loan losses	$17,532	$32,035	$1,731	$51,298
Allowance for loan losses	69,745	28,506	6,479	104,730
Net loan charge-offs	5,759	13,745	1,644	21,148
Net loan charge-offs (annualized)/ average loans	0.45%	18.59%	4.15%	1.44%
Allowance for loan losses/total loans	1.30%	9.69%	4.10%	1.80%
Allowance for loan losses/ non-performing loans	153.43%	30.61%	126.30%	72.88%
          At March 31, 2009 and 2008, there were $15.6 million and $3.0 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.
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
          The Corporation’s management believes that, as of March 31, 2009 and December 31, 2008, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.
          As of March 31, 2009, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.
          Following are the capital ratios as of March 31, 2009 and December 31, 2008 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$768,304	12.5%	$613,041	10.0%	$490,433	8.0%
FNBPA	636,310	10.6%	597,839	10.0%	478,271	8.0%

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	681,791	11.1%	367,825	6.0%	245,217	4.0%
FNBPA	563,374	9.4%	358,704	6.0%	239,136	4.0%

Leverage Ratio:
F.N.B. Corporation	681,791	8.7%	393,362	5.0%	314,690	4.0%
FNBPA	563,374	7.3%	385,052	5.0%	308,042	4.0%

December 31, 2008
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$662,600	11.1%	$595,569	10.0%	$476,455	8.0%
FNBPA	624,976	10.7	583,070	10.0	466,456	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	577,317	9.7	357,342	6.0	238,228	4.0
FNBPA	551,931	9.5	349,842	6.0	233,228	4.0

Leverage Ratio:
F.N.B. Corporation	577,317	7.3	393,141	5.0	314,513	4.0
FNBPA	551,931	7.2	385,201	5.0	308,161	4.0

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          The information called for by this item is provided under the caption Market Risk in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2008 Annual Report on Form 10-K, filed with the SEC on March 2, 2009.
ITEM 4. CONTROLS AND PROCEDURES
          EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13(a)—15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
          LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, does not expect that the Corporation’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
          CHANGES IN INTERNAL CONTROLS. The Chief Executive Officer and Chief Financial Officer have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2009, as required by paragraph (d) of Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
          The Corporation and its subsidiaries are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation or a subsidiary acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.
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
ITEM 1A. RISK FACTORS
          There are no material changes in the risk factors previously disclosed in the Corporation’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          NONE
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE
ITEM 5. OTHER INFORMATION
          NONE

ITEM 6. EXHIBITS

3.1	Articles of Amendment to the Articles of Incorporation. (incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

4.1	Form of Certificate for the Series C Preferred Stock. (incorporated by reference herein to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

4.2	Warrant to Purchase up to 1,302,083 shares of Common Stock, dated January 9, 2009. (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

10.1	Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement — Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury. (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

10.2	Amendment to the F.N.B. Corporation Restricted Stock Agreement. (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2009).

10.3	Severance Agreement/Release dated February 11, 2009 by and between F.N.B. Corporation and Robert V. New, Jr. (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2009).

10.4	Form of Performance-Based Award Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan). (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2009).

10.5	Form of Waiver. (incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

10.6	Form of Service-Based Award Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan). (incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2009).

10.7	Form of Senior Executive Officer Agreement. (incorporated by reference herein to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	This information is provided under the heading “Earnings Per Share” in Item 1, Part I in this Report on Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation
(Registrant)

Dated: May 11, 2009	/s/Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 11, 2009	/s/Brian F. Lilly
Brian F. Lilly
Chief Financial Officer (Principal Financial Officer)

Dated: May 11, 2009	/s/Vincent J. Calabrese
Vincent J. Calabrese
Corporate Controller (Principal Accounting Officer)