Form 10-Q/A
period 2009-03-31
FNB CORP/FL/
filed 2009-05-21
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

F.N.B. CORPORATION
FORM 10-Q/A
March 31, 2009

EXPLANATORY NOTE
       This Amendment No. 1 on Form 10-Q/A amends F.N.B. Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as filed with the Securities and Exchange Commission on May 11, 2009, and is being filed solely to amend the “Loans” note in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2), in order to correct certain loan categories that were inadvertantly mislabeled in a table.
       This Form 10-Q/A should be read in conjunction with the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q.

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
          Following is a summary of loans, net of unearned income (in thousands):

	March 31,
	2009	December 31, 2008
Commercial	$3,194,986	$3,173,941
Direct installment	1,029,844	1,070,791
Residential mortgages	612,350	638,356
Indirect installment	535,417	531,430
Consumer lines of credit	355,345	340,750
Other	71,992	65,112

	$5,799,934	$5,820,380

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
ITEM 4. CONTROLS AND PROCEDURES
          EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13(a)—15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q/A. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
          NONE
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          NONE
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          NONE
ITEM 5. OTHER INFORMATION
          NONE

ITEM 6. EXHIBITS

3.1	Articles of Amendment to the Articles of Incorporation. (incorporated by reference herein to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

4.1	Form of Certificate for the Series C Preferred Stock. (incorporated by reference herein to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

4.2	Warrant to Purchase up to 1,302,083 shares of Common Stock, dated January 9, 2009. (incorporated by reference herein to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

10.1	Letter Agreement, dated January 9, 2009, including Securities Purchase Agreement — Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury. (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

10.2	Amendment to the F.N.B. Corporation Restricted Stock Agreement. (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2009).

10.3	Severance Agreement/Release dated February 11, 2009 by and between F.N.B. Corporation and Robert V. New, Jr. (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on February 11, 2009).

10.4	Form of Performance-Based Award Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan). (incorporated by reference herein to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 24, 2009).

10.5	Form of Waiver. (incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

10.6	Form of Service-Based Award Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan). (incorporated by reference herein to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on March 24, 2009).

10.7	Form of Senior Executive Officer Agreement. (incorporated by reference herein to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 14, 2009).

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	This information is provided under the heading “Earnings Per Share” in Item 1, Part I in this Report on Form 10-Q/A.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation
(Registrant)

Dated: May 21, 2009	/s/Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 21, 2009	/s/Brian F. Lilly
Brian F. Lilly
Chief Financial Officer (Principal Financial Officer)

Dated: May 21, 2009	/s/Vincent J. Calabrese
Vincent J. Calabrese
Corporate Controller (Principal Accounting Officer)