Form 10-Q
period 2009-06-30
FNB CORP/FL/
filed 2009-08-10
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock, $0.01 Par Value	113,965,669 Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2009

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$492,203	$169,224
Interest bearing deposits with banks	2,276	2,979
Securities available for sale	636,182	482,270
Securities held to maturity (fair value of $778,183 and $851,251)	766,543	843,863
Residential mortgage loans held for sale	26,707	10,708
Loans, net of unearned income of $34,937 and $33,962	5,767,109	5,820,380
Allowance for loan losses	(99,415)	(104,730)

Net Loans	5,667,694	5,715,650
Premises and equipment, net	120,246	122,599
Goodwill	529,065	528,278
Core deposit and other intangible assets, net	42,601	46,229
Bank owned life insurance	204,497	217,737
Other assets	222,306	225,274

Total Assets	$8,710,320	$8,364,811

Liabilities
Deposits:
Non-interest bearing demand	$948,925	$919,539
Savings and NOW	3,077,091	2,816,628
Certificates and other time deposits	2,262,677	2,318,456

Total Deposits	6,288,693	6,054,623
Other liabilities	88,263	92,305
Short-term borrowings	540,573	596,263
Long-term debt	436,595	490,250
Junior subordinated debt owed to unconsolidated subsidiary trusts	205,049	205,386

Total Liabilities	7,559,173	7,438,827

Stockholders’ Equity
Preferred stock — no par value Authorized — 20,000,000 shares Issued — 100,000 shares	95,462	—
Common stock — $0.01 par value Authorized — 500,000,000 shares Issued — 114,060,432 and 89,726,592 shares	1,137	894
Additional paid-in capital	1,085,647	953,200
Retained earnings	5,262	(1,143)
Accumulated other comprehensive loss	(34,748)	(26,505)
Treasury stock - 94,763 and 26,440 shares at cost	(1,613)	(462)

Total Stockholders’ Equity	1,151,147	925,984

Total Liabilities and Stockholders’ Equity	$8,710,320	$8,364,811

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$82,674	$90,825	$165,914	$167,234
Securities:
Taxable	12,546	12,499	25,577	22,929
Nontaxable	1,659	1,580	3,428	3,186
Dividends	42	112	87	179
Other	113	281	130	294

Total Interest Income	97,034	105,297	195,136	193,822

Interest Expense
Deposits	22,533	28,219	46,772	55,811
Short-term borrowings	2,011	3,024	4,297	7,031
Long-term debt	4,564	5,436	9,412	10,658
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,594	3,061	5,241	5,800

Total Interest Expense	31,702	39,740	65,722	79,300

Net Interest Income	65,332	65,557	129,414	114,522
Provision for loan losses	13,909	10,976	24,423	14,559

Net Interest Income After Provision for Loan Losses	51,423	54,581	104,991	99,963

Non-Interest Income
Impairment losses on securities	(1,429)	(456)	(1,632)	(466)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	689	—	689	—

Net impairment losses on securities	(740)	(456)	(943)	(466)

Service charges	14,596	14,860	28,195	25,046
Insurance commissions and fees	3,837	4,183	8,918	8,105
Securities commissions and fees	2,008	2,098	3,796	3,618
Trust fees	3,013	3,575	5,930	5,799
Gain on sale of securities	66	41	344	795
Gain on sale of residential mortgage loans	1,139	530	1,675	981
Bank owned life insurance	1,444	1,739	3,046	2,883
Other	3,087	886	5,668	2,863

Total Non-Interest Income	28,450	27,456	56,629	49,624

Non-Interest Expense
Salaries and employee benefits	31,617	32,320	63,719	57,576
Net occupancy	5,051	4,761	10,777	8,577
Equipment	4,406	4,367	8,771	7,482
Amortization of intangibles	1,813	1,219	3,628	2,292
Outside services	6,415	5,804	11,819	10,121
FDIC insurance	6,643	200	8,588	386
Other	10,320	13,343	19,935	19,943

Total Non-Interest Expense	66,265	62,014	127,237	106,377

Income Before Income Taxes	13,608	20,023	34,383	43,210
Income taxes	3,010	5,518	8,134	12,214

Net Income	10,598	14,505	26,249	30,996
Preferred stock dividends and discount amortization	1,469	—	2,812	—

Net Income Available to Common Stockholders	$9,129	$14,505	$23,437	$30,996

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Income per Common Share
Basic	$0.10	$0.17	$0.26	$0.43
Diluted	0.10	0.17	0.26	0.42

Cash Dividends per Common Share	0.12	0.24	0.24	0.48
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

						Accumulated
	Compre-			Additional		Other
	hensive	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Income	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2009		$—	$894	$953,200	$(1,143)	$(26,505)	$(462)	$925,984
Net income	$26,249				26,249			26,249
Change in other comprehensive (loss)	(8,243)					(8,243)		(8,243)

Comprehensive income	$18,006

Common stock dividends ($0.24/share)					(21,595)			(21,595)
Preferred stock dividends and amortization of discount		437			(2,812)			(2,375)
Issuance of preferred stock and common stock warrant		95,025		4,723				99,748
Issuance of common stock			243	126,745			(1,151)	125,837
Restricted stock compensation				1,137				1,137
Tax benefit of stock-based compensation				(158)				(158)
Cumulative effect of applying FSP 115-2 and 124-2					4,563			4,563

Balance at June 30, 2009		$95,462	$1,137	$1,085,647	$5,262	$(34,748)	$(1,613)	$1,151,147

Balance at January 1, 2008		—	$602	$508,891	$42,426	$(6,738)	$(824)	$544,357
Net income	$30,996				30,996			30,996
Change in other comprehensive (loss)	(10,275)					(10,275)		(10,275)

Comprehensive income	$20,721

Common stock dividends ($0.48/share)					(35,271)			(35,271)
Issuance of common stock			255	388,988	(213)		39	389,069
Restricted stock compensation				1,236				1,236
Tax benefit of stock-based compensation				(48)				(48)
Initial adjustment to apply EITF 06-04 and 06-10					(606)			(606)

Balance at June 30, 2008		—	$857	$899,067	$37,332	$(17,013)	$(785)	$919,458

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended
	June 30,
	2009	2008
Operating Activities
Net income	$26,249	$30,996
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	14,340	11,364
Provision for loan losses	24,423	14,559
Deferred taxes	(11,570)	(1,111)
Gain on sale of securities	599	(329)
Tax benefit of stock-based compensation	158	48
Net change in:
Interest receivable	1,625	3,280
Interest payable	(1,380)	1,270
Residential mortgage loans held for sale	(15,999)	(12,374)
Trading securities	—	185,416
Bank owned life insurance	(453)	(1,807)
Other, net	18,084	(15,149)

Net cash flows provided by operating activities	56,076	216,163

Investing Activities
Net change in:
Interest bearing deposits with banks	667	3,176
Federal funds sold	—	(14,000)
Loans	10,343	(185,929)
Securities available for sale:
Purchases	(334,496)	(230,775)
Sales	272	1,977
Maturities	172,741	140,491
Securities held to maturity:
Purchases	(53,066)	(186,335)
Maturities	129,873	82,519
Purchase of bank owned life insurance	(8)	(22)
Withdrawal/surrender of bank owned life insurance	13,700	—
Increase in premises and equipment	(4,375)	(8,812)
Acquisitions, net of cash acquired	47	50,441

Net cash flows used in investing activities	(64,302)	(347,269)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	289,849	234,909
Time deposits	(55,779)	(45,412)
Short-term borrowings	(55,690)	10,942
Increase in long-term debt	16,596	92,088
Decrease in long-term debt	(70,251)	(68,210)
Decrease in junior subordinated debt	(338)	(169)
Issuance of preferred stock and common stock warrant	99,748	—
Issuance of common stock	131,198	1,376
Tax benefit of stock-based compensation	(158)	(48)
Cash dividends paid	(23,970)	(35,271)

Net cash flows provided by financing activities	331,205	190,205

Net Increase in Cash and Due from Banks	322,979	59,099
Cash and due from banks at beginning of period	169,224	130,235

Cash and Due from Banks at End of Period	$492,203	$189,334

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009
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
          The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through August 10, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).
          Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results the Corporation expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on March 2, 2009.
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
PREFERRED STOCK AND STOCK WARRANT
          In connection with the United States Treasury Department’s (UST) Capital Purchase Program (CPP), on January 9, 2009, the Corporation voluntarily issued to the UST 100,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (Preferred Series C Stock) and a warrant to purchase up to 1,302,083 shares (pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock purchasable upon exercise of the warrant was reduced in half to 651,041.5 shares as of June 16, 2009, the date of the Corporation’s recently completed public offering) of the Corporation’s common stock, for an aggregate purchase price of $100.0 million.

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
          The Corporation calculated the fair value of the Preferred Series C Stock as its net present value by discounting quarterly dividend payments expected to be paid on the shares over a 60-year period using an estimated prevailing rate of interest. The Corporation determined that a market discount rate of 12% was reasonable based on the Corporation’s best estimate of what similar securities would most likely yield when issued by entities comparable to the Corporation.
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
          The fair value of the warrant used in allocating total proceeds received was determined based on a binomial option pricing model. The binomial model allowed for the use of a discrete dividend, varying interest rates and estimates of expected volatility that market participants would likely use in determining an exchange price. The Corporation estimated the expected dividend payments at $0.12 per share per quarter for the first year and increased it 5% annually thereafter over the ten-year contractual term of the warrant. The risk free interest rates used to value the warrant were based on the one-year forward rates implied by the U.S. Treasury Yield curve. Volatility used to value the warrant was based on a time-frame equal to the ten-year contractual term of the warrant. Equal weighting was given to all pre-2008 periods. Lower weighting was given to 2008 due to unprecedented levels of market volatility occurring throughout the year.
COMMON STOCK
          On June 16, 2009, the Corporation completed its public offering of 24,150,000 shares of common stock at a price of $5.50 per share, including 3,150,000 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses were $125.8 million.
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
          Prior to the issuance of FSP EITF 99-20-1, GAAP had two different models for determining whether the impairment of a debt security is other-than-temporary. The differences are summarized as follows:
a.	EITF 99-20 requires the use of market participant assumptions about future cash flows. These assumptions cannot be overcome by management judgment of the probability of collecting all cash flows previously projected.

b.	FAS 115 does not require exclusive reliance on market participant assumptions about future cash flows. Rather, FAS 115 permits the use of reasonable management judgment of the probability that the holder will be unable to collect all contractual amounts due.
          Eliminating the key distinctions between the two models promotes a more consistent determination of whether other-than-temporary impairment (OTTI) has occurred. Specifically, FSP EITF 99-20-1 removes the requirement to use market participant assumptions when determining whether there has been an adverse change in estimated cash flows. The provisions of FSP EITF 99-20-1 are effective for interim and annual reporting periods ending after December 15, 2008, and are to be applied prospectively. The Corporation adopted the FSP beginning October 1, 2008 and considered this guidance in determining OTTI beginning December 31, 2008.
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
Disclosures about Derivative Instruments and Hedging Activities
          In March 2008, the FASB issued FAS 161, Disclosures about Derivative Instruments and Hedging Activities — an Amendment of FASB Statement No. 133, which amends and expands the disclosure requirements of FAS 133, Accounting for Derivative Instruments and Hedging Activities, with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The Corporation adopted FAS 161 effective January 1, 2009. FAS 161 relates to disclosures only and its adoption did not have any effect on the financial condition, results of operations or liquidity of the Corporation.
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

FAS 141R is effective for the Corporation for acquisitions made after January 1, 2009 and, accordingly, was not used by the Corporation in recognizing and measuring the Omega and IRGB acquisitions in 2008.
Noncontrolling Interests in Consolidated Financial Statements
          In December 2007, the FASB issued FAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51. FAS 160 establishes accounting and reporting standards for ownership interests in a subsidiary and for the deconsolidation of a subsidiary. The Corporation adopted FAS 160 effective January 1, 2009. The adoption of the standard did not have a material effect on the financial condition, results of operations or liquidity of the Corporation.
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
          In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, which clarifies the application of FAS 157 in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. The FSP states that an entity should not automatically conclude that a particular transaction price is determinative of fair value. In a dislocated market, judgment is required to evaluate whether individual transactions are forced liquidations or distressed sales. When relevant observable market information is not available, a valuation approach that incorporates management’s judgments about the assumptions that market participants would use in pricing the asset in a current sale transaction would be acceptable. The FSP also indicates that quotes from brokers or pricing services may be relevant inputs when measuring fair value, but are not necessarily determinative in the absence of an active market for the asset. In weighing a broker quote as an input to a fair value measurement, an entity should place less reliance on quotes that do not reflect the result of market transactions. Further, the nature of the quote (for example, whether the quote is an indicative price or a binding offer) should be considered when weighing the available evidence. The Corporation considered this guidance in determining its fair value measurements at June 30, 2009.
          In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which amends FAS 157 to provide additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. This statement clarifies that there may be increased instances of transactions that are not orderly in situations where there has been a significant reduction in volume and activity in relation to normal market activity. FSP 157-4 provides additional guidance on when multiple valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. FSP 157-4 is effective for interim and annual periods ending after June 15, 2009. The Corporation considered this guidance in determining fair value measurements at June 30, 2009.
          In April 2009, the FASB issued FSP 107-1, Interim Disclosures about Fair Value of Financial Instruments, which extends disclosure requirements of FAS 107, Disclosures About Fair Value of Financial Instruments, to interim financial statements. With certain exceptions, FAS 107 requires disclosures of the fair value of all financial instruments (recognized or unrecognized), when practicable to do so, and specifies the manner of disclosure. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. The Corporation’s adoption of FAS 107-1 as of June 30, 2009 did not have any effect on the financial condition, results of operations or liquidity of the Corporation.
Other-Than-Temporary Impairment (OTTI)
          Effective April 1, 2009, the Corporation adopted FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP 115-2 significantly changes requirements for recognizing OTTI on debt securities, presentation of OTTI losses, and modifies and expands disclosures about OTTI for debt and equity securities.

          Under FSP 115-2, a debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.
          Upon adoption of FSP 115-2, the Corporation recorded a cumulative effect adjustment of $4.6 million (after-tax) to reclassify from retained earnings to accumulated other comprehensive income the non-credit portion of OTTI loss previously recognized on debt securities it holds that it does not intend to sell, and it is more-likely-than-not it will not be required to sell, before recovery of the security’s amortized cost basis.
Subsequent Events
          In May 2009, the FASB issued FAS 165, Subsequent Events, which establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. FAS 165 is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of FAS 165 as of June 30, 2009 had no impact on the Corporation’s consolidated financial position or results of operations.
Accounting for Transfers of Financial Assets
          In June 2009, the FASB issued FAS 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. FAS 166 amends FAS 140 to improve the relevance and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and the transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for interim and annual reporting periods that begin after November 15, 2009. The Corporation does not expect the adoption of FAS 166 to have a material impact on its consolidated financial statements.
Consolidation of Variable Interest Entities
          In June 2009, the FASB issued FAS 167, Amendments to FASB Interpretation No. 46(R). FAS 167 significantly changes the criteria for determining whether the consolidation of a variable interest entity is required. FAS 167 also addresses the effect of changes required by FAS 166 on FIN 46(R), Consolidation of Variable Interest Entities, and concerns regarding the application of certain provisions of FIN 46(R), including concerns that the accounting and disclosures under the Interpretation do not always provide timely and useful information about an entity’s involvement in a variable interest entity. FAS 167 is effective for interim and annual reporting periods that begin after November 15, 2009. The Corporation does not expect the adoption of FAS 167 to have a material impact on its consolidated financial statements.
Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles
          In June 2009, the FASB also issued FAS 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. Upon the effective date of FAS 168, the codification will become the sole source of authoritative GAAP recognized by the FASB. FAS 168 is effective for fiscal years and interim periods ending after September 15, 2009. Adoption of FAS 168 as of September 30, 2009 is not expected to have a material impact on the Corporation’s consolidated financial position or results of operations as it does not alter existing GAAP.

SECURITIES
          The amortized cost and fair value of securities are as follows (in thousands):
Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2009
U.S. Treasury and other U.S. government agencies and corporations	$217,932	$2,252	$(175)	$220,009
Residential mortgage-backed securities	319,444	4,303	(1,233)	322,514
States of the U.S. and political subdivisions	75,478	395	(2,004)	73,869
Collateralized debt obligations (CDO)	27,697	—	(19,153)	8,544
Other debt securities	13,285	59	(5,052)	8,292

Total debt securities	653,836	7,009	(27,617)	633,228
Equity securities	2,977	143	(166)	2,954

	$656,813	$7,152	$(27,783)	$636,182

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$249,370	$3,925	$—	$253,295
Residential mortgage-backed securities	131,390	1,972	(306)	133,056
States of the U.S. and political subdivisions	71,065	254	(2,138)	69,181
Collateralized debt obligations	20,869	—	(6,242)	14,627
Other debt securities	13,350	—	(4,737)	8,613

Total debt securities	486,044	6,151	(13,423)	478,772
Equity securities	3,609	157	(268)	3,498

	$489,653	$6,308	$(13,691)	$482,270

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,661	$56	$(14)	$5,703
Residential mortgage-backed securities	652,982	21,052	(7,808)	666,226
States of the U.S. and political subdivisions	102,061	898	(1,121)	101,838
Collateralized debt obligations	3,718	—	(1,036)	2,682
Other debt securities	2,121	1	(388)	1,734

	$766,543	$22,007	$(10,367)	$778,183

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$506	$154	$—	$660
Residential mortgage-backed securities	721,682	15,915	(7,442)	730,155
States of the U.S. and political subdivisions	115,766	376	(928)	115,214
Collateralized debt obligations	3,785	—	(572)	3,213
Other debt securities	2,124	—	(115)	2,009

	$843,863	$16,445	$(9,057)	$851,251

          The Corporation classifies securities as trading securities when management intends to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Omega acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the second quarter of 2008. As of June 30, 2009 and December 31, 2008, the Corporation did not hold any trading securities.
          The Corporation recognized a gain of $0.2 million for the six months ended June 30, 2009 relating to the acquisition of a company in which the Corporation owned stock. Also, the Corporation sold $0.2 million of equity securities at a gain of $0.1 million for the six months ended June 30, 2009 and sold $1.3 million of equity securities at a gain of less than $0.1 million during the first six months of 2008. Additionally, the Corporation recognized a gain of $0.7 million relating to the VISA, Inc. initial public offering during the first six months of 2008. No security sales were at a loss.
          As of June 30, 2009, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,248	$5,182	$1,222	$1,223
Due from one to five years	216,365	218,651	40,859	41,401
Due from five to ten years	13,286	13,478	28,707	28,991
Due after ten years	99,493	73,403	42,773	40,342

	333,392	310,714	113,561	111,957
Residential mortgage-backed securities	319,444	322,514	652,982	666,226
Equity securities	2,977	2,954	—	—

	$656,813	$636,182	$766,543	$778,183

          Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.
          Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
U.S. Treasury and other U.S. government agencies and corporations	$21,945	$(175)	$—	$—	$21,945	$(175)
Residential mortgage-backed securities	134,938	(1,233)	—	—	134,938	(1,233)
States of the U.S. and political subdivisions	54,810	(1,857)	2,037	(147)	56,847	(2,004)
Collateralized debt obligations	5,781	(11,384)	2,763	(7,769)	8,544	(19,153)
Other debt securities	—	—	8,154	(5,052)	8,154	(5,052)
Equity securities	1,013	(117)	156	(49)	1,169	(166)

	$218,487	$(14,766)	$13,110	$(13,017)	$231,597	$(27,783)

December 31, 2008
Residential mortgage-backed securities	$33,856	$(306)	$—	$—	$33,856	$(306)
States of the U.S. and political subdivisions	54,230	(2,138)	—	—	54,230	(2,138)
Collateralized debt obligations	—	—	4,181	(6,242)	4,181	(6,242)
Other debt securities	4,797	(1,375)	3,678	(3,362)	8,475	(4,737)
Equity securities	1,053	(258)	32	(10)	1,085	(268)

	$93,936	$(4,077)	$7,891	$(9,614)	$101,827	$(13,691)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,142	$(14)	$—	$—	$5,142	$(14)
Residential mortgage-backed securities	9,194	(149)	46,110	(7,659)	55,304	(7,808)
States of the U.S. and political subdivisions	27,941	(966)	1,850	(155)	29,791	(1,121)
Collateralized debt obligations	—	—	2,682	(1,036)	2,682	(1,036)
Other debt securities	252	(5)	955	(383)	1,207	(388)

	$42,529	$(1,134)	$51,597	$(9,233)	$94,126	$(10,367)

December 31, 2008
Residential mortgage-backed securities	$96,213	$(6,531)	$7,832	$(911)	$104,045	$(7,442)
States of the U.S. and political subdivisions	44,555	(928)	—	—	44,555	(928)
Collateralized debt obligations	—	—	3,213	(572)	3,213	(572)
Other debt securities	277	(7)	1,232	(108)	1,509	(115)

	$141,045	$(7,466)	$12,277	$(1,591)	$153,322	$(9,057)

          As of June 30, 2009, securities with unrealized losses for less than 12 months include 3 investments in U.S. Treasury and other U.S. government agencies and corporations, 17 investments in residential mortgage-backed securities, 103 investments in states of the U.S. and political subdivision securities, 12 investments in corporate and other debt securities and 11 investments in equity securities. Securities with unrealized losses of greater than 12 months include 11 investments in residential mortgage-backed securities, 6 investments in states of the U.S. and political subdivisions, 14 investments in corporate and other debt securities and 2 investments in equity securities.
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
Other-Than-Temporary Impairment
          The Corporation evaluates its investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. The Corporation considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.
          When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statement of income. When impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis.
          If the Corporation intends to (has decided to) sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value.
          If the Corporation does not intend to sell the debt security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis, OTTI shall be separated into the amount representing credit loss and the amount related to all other factors. The amount related to credit loss shall be recognized in earnings. The amount related to other factors shall be recognized in other comprehensive income, net of applicable taxes.

          The Corporation’s performs its OTTI evaluation process in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. In making these determinations for pooled trust preferred securities, the Corporation consults with a third-party advisory firm to provide additional valuation assistance.
          This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recoveries or additional declines in fair value subsequent to the balance sheet date, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects.
          For debt securities, the Corporation also considers the payment structure of the debt security, the likelihood of the issuer being able to make payments that increase in the future, failure of the issuer of the security to make scheduled interest and principal payments, whether the Corporation has made a decision to sell the security and whether the Corporation’s cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before a forecasted recovery occurs. For equity securities, the Corporation also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value. Among the factors that are considered in determining the Corporation’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity.
          The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, the Corporation’s intent and ability to retain the security, and whether it is more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis require considerable judgment.
          Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of FAS 115 and the related guidance of EITF 99-20 and FSP EITF 99-20-1, as amended by FSP 115-2. All other securities are required to be evaluated under FAS 115, as amended by FAS 115-2, and related implementation guidance.
          The Corporation recognized losses of $0.9 million and $0.5 million during the six months ended June 30, 2009 and 2008, respectively, due to the write-down to fair value of securities that the Corporation deemed to be other-than-temporarily impaired. The impairment losses for 2009 consisted of $0.6 million related to bank stocks and $0.3 million related to investments in pooled trust preferred securities. Under FSP 115-2, total OTTI charges on pooled trust preferred securities amounted to $1.0 million, which includes $0.3 million of credit-related impairment charges and $0.7 million recorded directly to other comprehensive income for non-credit related impairment on securities.
          The $0.6 million OTTI charge for bank stocks relates to securities that have been in an unrealized loss position for an extended period of time or the percentage of unrealized loss is such that management believes it will be unlikely to recover in the near term. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At June 30, 2009, the Corporation held 28 bank stocks with an adjusted cost basis of $3.0 million and a fair value of $2.9 million.
          The Corporation invests in trust preferred securities issued by special purpose vehicles (SPVs) which hold pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies and insurance companies. The securities issued by the SPVs are generally segregated into several classes known as tranches. Typically, the structure includes senior, mezzanine and equity tranches. The equity tranche represents the first loss position. The Corporation generally holds interests in mezzanine tranches. Interest and principal collected from the collateral held by the SPVs are distributed with a priority that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if certain tests are not met.
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
•	that current defaults would have minimal, if any, recovery,

•	that current deferrals would default and exhibit minimal recovery,

•	recent historical performance metrics, including profitability, capital ratios, loan charge-offs and loan reserve ratios, for the underlying institutions that would indicate a higher probability of default by the institution,

•	that institutions identified as possessing a higher probability of default would recover at a rate of 10% for banks and 15% for insurance companies,

•	that financial performance of the financial sector continues to be affected by the economic environment resulting in an expectation of additional deferrals and defaults in the future,

•	whether the security is currently deferring interest, and

•	the external rating of the security and recent changes to its external rating.
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
          The Corporation’s portfolio of trust preferred collateralized debt obligations consists of 13 pooled issues and seven single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At June 30, 2009, the 13 pooled trust preferred securities had an estimated fair value of $11.2 million while the single-issuer trust preferred securities had an estimated fair value of $9.0 million. The Corporation has concluded from the analysis performed at June 30, 2009 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized.
          In 2008, the Corporation concluded that it was probable that there had been an adverse change in estimated cash flows for eight of the 13 pooled trust preferred security investments. Accordingly, the Corporation recognized OTTI on these securities of $15.9 million at December 31, 2008. At June 30, 2009, these securities are classified as non-performing investments. Upon adoption of FSP 115-2, the Corporation determined that $7.0 million of those OTTI charges were non-credit related. As such, a $4.6 million (net of $2.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income was recorded as the cumulative effect impact of adopting FSP 115-2 as of April 1, 2009.

          The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for securities still held by the Corporation at June 30, 2009 (in thousands):

Beginning balance of cumulative credit losses on pooled trust preferred securities, April 1, 2009 (1)	$(8,953)
Additions for credit losses recorded during the second quarter of 2009 which were not previously recognized as components of earnings	(312)

Ending balance of cumulative credit losses on pooled trust preferred securities, June 30, 2009	$(9,265)

(1)	Amount represents the OTTI charges recorded during the year ended December 31, 2008 for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of FSP 115-2, effective April 1, 2009.
          Trust preferred securities continue to experience price declines due to uncertainties surrounding these securities in the current market environment and the currently limited secondary market for such securities, in addition to issue-specific credit deterioration. Write-downs were based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality continue to deteriorate, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire portfolio each quarter to determine if additional write-downs are warranted.

          The following table provides information relating to the Corporation’s trust preferred securities as of June 30, 2009 (dollars in thousands):

							Number of	Actual Deferrals/	Expected Deferrals/	Excess
						Lowest	Issuers	Defaults (as	Defaults (as a % of	Subordination (as
			Amortized	Fair	Unrealized	Credit	Currently	a % of original	remaining performing	a % of current
Deal Name	Type	Class	Cost	Value	Loss	Ratings	Performing	collateral)	collateral) (1)	collateral) (2)

Pooled Trust Preferred Securities:
P1	Pooled	C1	$3,458	$1,240	$(2,218)	Ca	54	22.8%	21.9%	0.0%
P2	Pooled	C1	3,448	1,076	(2,372)	Ca	58	14.4%	23.1%	0.0%
P3	Pooled	C1	4,062	1,216	(2,846)	Ca	61	15.2%	18.0%	0.0%
P4	Pooled	C1	2,831	718	(2,113)	Ca	60	17.0%	20.2%	0.0%
P5	Pooled	MEZ	396	247	(149)	Caa1	29	14.5%	15.6%	4.4%
P6	Pooled	MEZ	1,413	608	(805)	Ca	28	22.3%	15.9%	0.0%
P7	Pooled	MEZ	913	240	(673)	Ca	25	34.4%	17.9%	0.0%
P8	Pooled	A4L	644	436	(208)	Ca	38	17.5%	20.0%	0.0%

Total Other-Than-Temporarily Impaired			$17,165	$5,781	$(11,384)			19.4%	19.6%

P9	Pooled	B1	$3,011	$914	$(2,097)	Ca	61	17.3%	17.0%	0.5%
P10	Pooled	C	5,026	1,225	(3,801)	Ca	50	18.5%	16.5%	2.6%
P11	Pooled	C	501	140	(361)	Ca	63	13.7%	17.7%	11.0%
P12	Pooled	C	1,994	484	(1,510)	Ca	60	13.7%	21.6%	9.5%
P13	Pooled	SNR	3,718	2,682	(1,036)	A3	26	8.8%	15.5%	52.2%

Total Not Other-Than-Temporarily Impaired			$14,250	$5,445	$(8,805)			15.0%	18.0%

Total Pooled Trust Preferred Securities			$31,415	$11,226	$(20,189)			17.7%	18.9%

Single Issuer Trust Preferred Securities:
S1	Single		$1,943	$1,001	$(942)	B	1	0.0%	0.0%
S2	Single		1,902	1,004	(898)	BBB+	1	0.0%	0.0%
S3	Single		2,061	1,442	(619)	B+	1	0.0%	0.0%
S4	Single		2,000	1,113	(887)	B+	1	0.0%	0.0%
S5	Single		4,102	2,936	(1,166)	A	1	0.0%	0.0%
S6	Single		999	530	(469)	B	1	0.0%	0.0%
S7	Single		1,338	955	(383)	B	1	0.0%	0.0%

Total Single Issuer Trust Preferred Securities			$14,345	$8,981	$(5,364)			0.0%	0.0%

Total Trust Preferred Securities			$45,711	$20,207	$(25,504)

(1)	Current deferrals and defaults are assumed to have zero recovery while future deferrals and defaults are assumed to have recovery rates of 10% for banks and 15% for insurance companies.

(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

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
          At both June 30, 2009 and December 31, 2008, the Corporation’s FHLB stock totaled $28.0 million and is included in other assets on the balance sheet. The Corporation accounts for the stock based on the industry guidance in the American Institute of Certified Public Accountants’ Statement of Position (SOP) 01-6, Accounting by Certain Entities (Including Entities with Trade Receivables) That Lend to or Finance the Activities of Others, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
          The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At March 31, 2009, the FHLB’s capital ratio of 5.3% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:
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
          The Corporation believes its holdings in the stock are ultimately recoverable at par value at June 30, 2009 and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

BORROWINGS
          Following is a summary of short-term borrowings (in thousands):

	June 30,	December 31,
	2009	2008
Securities sold under repurchase agreements	$436,936	$414,705
Subordinated notes	103,383	86,000
Federal funds purchased	—	95,032
Other short-term borrowings	254	526

	$540,573	$596,263

          Following is a summary of long-term debt (in thousands):

	June 30,	December 31,
	2009	2008
Federal Home Loan Bank advances	$375,164	$431,398
Subordinated notes	60,818	58,028
Convertible debt	613	613
Other long-term debt	—	211

	$436,595	$490,250

          The Corporation’s banking affiliate has available credit with the FHLB of $1.8 billion, of which $375.2 million was used as of June 30, 2009. These advances are secured by loans and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 2.12% to 5.54% for both the six months ended June 30, 2009 and for the year ended December 31, 2008.
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

          The following table provides information relating to the Trusts as of June 30, 2009 (dollars in thousands):

	F.N.B.	F.N.B.		Sun Bancorp
	Statutory	Statutory	Omega Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,795	18,223
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	4.47%	7.17%	5.98%	10.20%
	variable;	fixed until 6/15/11;	fixed until 10/09;
	LIBOR plus	then LIBOR plus	then LIBOR plus
	325 basis points	165 basis points	219 basis points
DERIVATIVE INSTRUMENTS
          The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the variable and fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated as hedging instruments under FAS 133. These instruments and their offsetting positions are reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.
          At June 30, 2009, the Corporation was party to 75 swaps with notional amounts totaling approximately $309.8 million with customers, and 75 swaps with notional amounts totaling approximately $309.8 million with derivative counterparties. The asset and liability associated with these interest rate swaps were $13.2 million and $12.3 million, respectively. During the six months ended June 30, 2009, the Corporation recognized a net gain of $0.3 million related to changes in fair value.
          Interest rate swap agreements generally require posting of collateral by either party under certain conditions. At June 30, 2009, the Corporation has posted collateral with derivative counterparties with a fair value of $1.6 million. Counterparties have posted collateral with the Corporation with a fair value of $0.6 million. Additionally, if the Corporation breaches its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $10.1 million in excess of amounts previously posted as collateral with the counterparty.
          The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at June 30, 2009 were not material.
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

          Following is a summary of off-balance sheet credit risk information (in thousands):

	June 30,	December 31,
	2009	2008
Commitments to extend credit	$1,280,861	$1,254,470
Standby letters of credit	90,257	97,016
          At June 30, 2009, funding of approximately 83.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
          The Corporation must evaluate the probability that it will ultimately realize the full value of its deferred tax assets. Realization of the Corporation’s deferred tax assets is dependent upon a number of factors including the existence of any cumulative losses in prior periods, the amount of taxes paid in available carry-back periods, expectations for future earnings, applicable tax planning strategies and assessment of current and future economic and business conditions. The Corporation establishes a valuation allowance when it is “more likely than not” that the Corporation will not be able to realize a benefit from its deferred tax assets, or when future deductibility is uncertain.
          At June 30, 2009, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not to realize the benefits of its deferred tax assets, net of the valuation allowance, at June 30, 2009 based on the level of historical taxable income and taxes paid in available carry-back periods.

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
          The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income available to common shareholders — basic earnings per share	$9,129	$14,505	$23,437	$30,996
Interest expense on convertible debt	5	5	10	10

Net income available to common shareholders after assumed conversion – diluted earnings per share	$9,134	$14,510	$23,447	$31,006

Basic weighted average common shares outstanding	93,387,226	85,632,970	91,396,295	72,926,385
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	209,294	420,724	203,355	396,243

Diluted weighted average common shares outstanding	93,596,520	86,053,694	91,599,650	73,322,628

Basic earnings per common share	$0.10	$0.17	$0.26	$0.43

Diluted earnings per common share	$0.10	$0.17	$0.26	$0.42

          For the three months ended June 30, 2009 and 2008, options to purchase 1,011,145 and 582,671 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the three months ended June 30, 2009, warrants to purchase 696,566 shares of common stock were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the six months ended June 30, 2009 and 2008, options to purchase 1,011,145 and 638,780 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the six months ended June 30, 2009, warrants to purchase 696,566 shares of common stock were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
STOCK INCENTIVE PLANS
Restricted Stock
          The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the six months ended June 30, 2009 and

2008, the Corporation issued 367,308 and 245,255 restricted stock awards with aggregate weighted average grant date fair values of $2.8 million and $3.3 million, respectively. The Corporation has available up to 2,884,168 shares of common stock to issue under these Plans.
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
          Share-based compensation expense related to restricted stock awards was $1.1 million and $1.3 million for the six months ended June 30, 2009 and 2008, the tax benefit of which was $0.4 million and $0.5 million, respectively.
          The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	527,101	$15.34	387,064	$17.59
Granted	367,308	7.65	245,255	13.51
Vested	(98,695)	17.66	(114,675)	18.58
Forfeited	(66,630)	15.00	(27,441)	14.67
Dividend reinvestment	21,342	6.33	18,095	14.31

Unvested awards outstanding at end of period	750,426	11.04	508,298	15.44

          The total fair value of awards vested was $1.0 million and $1.5 million for the six months ended June 30, 2009 and 2008, respectively.
          As of June 30, 2009, there was $4.7 million of unrecognized compensation cost related to unvested restricted stock awards including $0.1 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FAS 123R, Share-Based Payment, on January 1, 2006. The components of the restricted stock awards as of June 30, 2009 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	282,657	467,769	750,426
Unrecognized compensation expense	$1,624	$3,119	$4,743
Intrinsic value	$1,750	$2,895	$4,645
Weighted average remaining life (in years)	2.28	2.85	2.64
Stock Options
          No stock options were granted during the six months ended June 30, 2009 or 2008. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 1,624 and 54,320 for the six months ended June 30, 2009 and 2008, respectively.

          The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,299,317	$14.00	1,139,845	$11.75
Assumed in acquisitions	—	—	798,371	16.49
Exercised	(1,624)	15.53	(54,320)	11.87
Forfeited	(269,770)	14.78	(55,054)	19.02

Options outstanding and exercisable at end of period	1,027,923	13.79	1,828,842	13.60

          The intrinsic value of outstanding and exercisable stock options at June 30, 2009 was $(7.5) million, since the fair value of the stock was less than the exercise price.
Warrants
          The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with a previous acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of June 30, 2009, warrants to purchase 45,524 shares of common stock remain outstanding.
          In conjunction with its participation in the CPP, the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares (pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock purchasable upon exercise of the warrant was reduced in half to 651,041.5 shares as of June 16, 2009, the date of the Corporation’s recently completed public offering) of the Corporation’s common stock. The warrant, which is currently exercisable, has a ten-year term and an exercise price of $11.52.
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
          The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$904	$792	$1,808	$1,584
Interest cost	1,737	1,648	3,474	3,296
Expected return on plan assets	(1,795)	(2,186)	(3,590)	(4,372)
Amortization:
Unrecognized net transition asset	(23)	(23)	(47)	(46)
Unrecognized prior service (credit) cost	(299)	(273)	(598)	(546)
Unrecognized loss	689	184	1,378	368

Net periodic pension benefit cost	$1,213	$142	$2,425	$284

          The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $2.1 million and $2.0 million for the six months ended June 30, 2009 and 2008, respectively.
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
          The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service cost	$—	$15	$—	$30
Interest cost	25	28	50	56
Amortization:
Unrecognized prior service credit	—	—	—	—
Unrecognized loss	1	1	3	2

Net periodic postretirement benefit cost	$26	$44	$53	$88

COMPREHENSIVE INCOME
          The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income	$10,598	$14,505	$26,249	$30,996
Other comprehensive loss:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $736, $4,415, $2,449 and $5,266	(1,367)	(8,199)	(4,547)	(9,780)
Non-credit related losses on securities not expected to be sold, net of tax benefit of $2,457	(4,564)	—	(4,564)	—
Less: reclassification adjustment for gains included in net income, net of tax (benefit) expense of $(236), $(143), $(210) and $118	438	265	389	(219)
Unrealized loss on swap, net of tax benefit of $69	—	—	—	(128)
Pension and postretirement amortization, net of tax expense (benefit) of $129, $(39), $258 and $(79)	239	(72)	479	(148)

Other comprehensive loss	(5,254)	(8,006)	(8,243)	(10,275)

Comprehensive income	$5,344	$6,499	$18,006	$20,721

          The accumulated balances related to each component of other comprehensive income (loss) are as follows (in thousands):

June 30	2009	2008
Unrealized losses on securities	$(8,496)	$(10,620)
Non-credit related losses on securities not expected to be sold	(4,564)	—
Unrecognized pension and postretirement obligations	(21,688)	(6,393)

Accumulated other comprehensive loss	$(34,748)	$(17,013)

CASH FLOW INFORMATION
          Following is a summary of supplemental cash flow information (in thousands):

Six Months Ended June 30	2009	2008
Interest paid on deposits and other borrowings	$67,102	$75,011
Income taxes paid	4,000	13,500
Transfers of loans to other real estate owned	10,346	3,673
Financing of other real estate owned sold	338	391

BUSINESS SEGMENTS
          The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment provides services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals and purchasing installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
          The following tables provide financial information for these segments of the Corporation (in thousands). The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Corporation, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated amounts.

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended June 30, 2009	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$88,505	$4	$79	$7,959	$487	$97,034
Interest expense	27,380	1	—	1,428	2,893	31,702
Net interest income	61,125	3	79	6,531	(2,406)	65,332
Provision for loan losses	12,033	—	—	1,701	175	13,909
Non-interest income	21,437	5,303	3,113	522	(1,925)	28,450
Non-interest expense	52,567	4,203	3,053	3,851	778	64,452
Intangible amortization	1,615	91	107	—	—	1,813
Income tax expense (benefit)	4,007	364	14	547	(1,922)	3,010
Net income (loss)	12,340	648	18	954	(3,362)	10,598
Total assets	8,541,012	18,987	23,891	163,370	(36,940)	8,710,320
Total intangibles	544,949	12,500	12,408	1,809	—	571,666

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended June 30, 2008	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$96,809	$13	$137	$7,853	$485	$105,297
Interest expense	35,360	1	—	1,355	3,024	39,740
Net interest income	61,449	12	137	6,498	(2,539)	65,557
Provision for loan losses	9,123	—	—	1,394	459	10,976
Non-interest income	19,491	5,933	3,580	517	(2,065)	27,456
Non-interest expense	49,530	3,995	2,986	3,858	426	60,795
Intangible amortization	999	90	130	—	—	1,219
Income tax expense (benefit)	6,040	660	221	636	(2,039)	5,518
Net income (loss)	15,248	1,200	380	1,127	(3,450)	14,505
Total assets	7,901,578	18,913	26,035	157,679	(8,325)	8,095,880
Total intangibles	497,503	12,907	13,178	1,809	—	525,397

At or for the Six Months	Community	Wealth		Consumer	Parent and
Ended June 30, 2009	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$178,009	$7	$154	$15,852	$1,114	$195,136
Interest expense	56,972	—	—	2,903	5,847	65,722
Net interest income	121,037	7	154	12,949	(4,733)	129,414
Provision for loan losses	21,033	—	—	3,105	285	24,423
Non-interest income	41,089	10,273	7,428	1,103	(3,264)	56,629
Non-interest expense	100,486	8,203	6,063	7,653	1,204	123,609
Intangible amortization	3,231	183	214	—	—	3,628
Income tax expense (benefit)	9,238	679	462	1,197	(3,442)	8,134
Net income (loss)	28,138	1,215	843	2,097	(6,044)	26,249
Total assets	8,541,012	18,987	23,891	163,370	(36,940)	8,710,320
Total intangibles	544,949	12,500	12,408	1,809	—	571,666

At or for the Six Months	Community	Wealth		Consumer	Parent and
Ended June 30, 2008	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$177,477	$31	$242	$15,706	$366	$193,822
Interest expense	70,883	3	—	2,864	5,550	79,300
Net interest income	106,594	28	242	12,842	(5,184)	114,522
Provision for loan losses	11,653	—	—	2,447	459	14,559
Non-interest income	34,983	9,938	6,942	1,142	(3,381)	49,624
Non-interest expense	83,787	7,057	5,632	7,442	167	104,085
Intangible amortization	1,955	96	241	—	—	2,292
Income tax expense (benefit)	12,678	999	479	1,472	(3,414)	12,214
Net income (loss)	31,504	1,814	832	2,623	(5,777)	30,996
Total assets	7,901,578	18,913	26,035	157,679	(8,325)	8,095,880
Total intangibles	497,503	12,907	13,178	1,809	—	525,397
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
          Following is a description of valuation methodologies used for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
          Securities available-for-sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2009, approximately 97.3% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 2.7% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.
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
          Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
Other Real Estate Owned
          OREO is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations plus some bank owned real estate. OREO acquired in settlement of indebtedness is recorded at the lower of carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by licensed or certified appraisers and is classified as Level 2.

          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
Securities available for sale	$1,066	$618,090	$17,026	$636,182
Derivative financial instruments	—	13,248	—	13,248

	$1,066	$631,338	$17,026	$649,430

Liabilities measured at fair value:
Derivative financial instruments	—	$12,339	—	$12,339

	—	$12,339	—	$12,339

          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

	Three
	Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2009	2009
Balance at beginning of period	$18,205	$23,394
Total gains (losses) — realized/unrealized:
Included in earnings	(312)	(312)
Included in other comprehensive income	(814)	(6,003)
Transfers in and/or (out) of Level 3	(53)	(53)

Balance at end of period	$17,026	$17,026

          The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.
          The amount of total losses included in earnings for the three and six months ended June 30, 2009 attributable to the change in unrealized gains or losses relating to assets still held at June 30, 2009 is $0.3 million. This loss is included in net impairment losses on securities reported as a component of non-interest income.
          In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis during the first six months of 2009 that were still held in the balance sheet at June 30, 2009, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

					Total Losses
					for the Six
					Months Ended
	Fair Value at June 30, 2009				June 30,
	Level 1	Level 2	Level 3	Total	2009
Impaired loans	—	$21,607	$3,584	$25,191	$5,979
Other real estate owned	—	2,747	2,365	5,112	1,894

	—	$24,354	$5,949	$30,303	$7,873

          Impaired loans measured or re-measured at fair value on a non-recurring basis during the first six months of 2009 had a carrying amount of $29.0 million and an allocated allowance for loan losses of $7.1 million at June 30, 2009. The allocated allowance is based on fair value of $25.2 million less estimated costs to sell of $3.3 million. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $6.0 million which was included in the provision for loan losses for the six months ended June 30, 2009.
          OREO with a carrying amount of $7.0 million were written down to $5.1 million (fair value of $5.8 million less estimated costs to sell of $0.7 million), resulting in a loss of $1.9 million, which was included in earnings for the six months ended June 30, 2009.
Fair Value of Financial Instruments
          The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and short-term investments	$494,479	$494,479	$172,203	$172,203
Securities available for sale	636,182	636,182	482,270	482,270
Securities held to maturity	766,543	778,183	843,863	851,251
Net loans, including loans held for sale	5,694,401	5,722,254	5,726,358	5,733,157
Bank owned life insurance	204,497	204,497	217,737	217,737
Accrued interest receivable	28,214	28,214	29,838	29,838

Financial Liabilities
Deposits	6,288,693	6,333,141	6,054,623	6,089,424
Short-term borrowings	540,573	540,573	596,263	596,263
Long-term debt	436,595	447,146	490,250	502,713
Junior subordinated debt owed to unconsolidated subsidiary trusts	205,049	112,861	205,386	107,062
Accrued interest payable	11,352	11,352	12,732	12,732
          The following methods and assumptions were used to estimate the fair value of each financial instrument:
Cash and Due from Banks, Accrued Interest Receivable and Accrued Interest Payable. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
Securities. For both securities available for sale and securities held to maturity, fair value equals the quoted market price from an active market, if available, and is classified within Level 1. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or pricing models, and is classified as Level 2. Where there is limited market activity or significant valuation inputs are unobservable, securities are classified within Level 3. Under current market conditions, assumptions used to determine the fair value of Level 3 securities have greater subjectivity due to the lack of observable market transactions.
Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. The fair value of variable and adjustable rate loans approximates the carrying amount.
Bank Owned Life Insurance. The Corporation owns both general account and separate account bank owned life insurance (BOLI). The fair value of general account BOLI is based on the insurance contract cash surrender value. The fair value of separate account BOLI equals the quoted market price of the underlying securities, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. In connection with the separate account BOLI, the Corporation has purchased a stable value protection product that mitigates the impact of market value fluctuations of the underlying separate account assets.

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
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of June 30, 2009, and the related condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2009 and 2008 and the consolidated statements of shareholders’ equity and cash flows for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
August 10, 2009

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three- and six-month periods ended June 30, 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The Corporation’s results of operations for the six months ended June 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009.
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
Goodwill
          In accordance with the Corporation’s annual review policy, its annual goodwill impairment analysis is conducted in September. Due to market conditions surrounding the banking industry, the Corporation updated its impairment analysis as of December 31, 2008 and at March 31, 2009. Based on the results of these reviews, the Corporation concluded that the estimated fair value of each reporting unit at March 31, 2009, December 31, 2008 and September 30, 2008 exceeded its respective carrying value; therefore, the Corporation determined there was no impairment of goodwill at those dates.
          At June 30, 2009, total goodwill was $529.1 million, of which $510.3 million relates to the Corporation’s Community Banking segment. Because adverse market conditions and risks and uncertainties in the market continued during the second quarter of 2009, the Corporation updated its review for goodwill impairment at June 30, 2009 for its Community Banking segment. To determine the fair value of the Community Banking reporting unit, the Corporation utilized an income approach (discounted cash flows). This approach is based on discounted cash flows derived from assumptions of balance sheet and income statement activity. It also factors in costs of equity and weighted-average costs of capital to determine an appropriate discount rate. Applying this methodology, the degree by which the fair value of the Community Banking reporting unit exceeded its carrying value at June 30, 2009 was approximately 36%.
          The financial services industry and securities markets continue to be adversely affected by declining values of nearly all asset classes. If current economic conditions continue to result in a prolonged period of economic weakness, the Corporation’s business segments, including the Community Banking segment, may be adversely affected, which may result in impairment of goodwill and other intangibles in the future. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and its results of operations.

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
          On January 9, 2009, the Corporation issued to the UST 100,000 shares of Preferred Series C Stock and a warrant to purchase up to 1,302,083 shares (pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock purchasable upon exercise of the warrant was reduced in half to 651,041.5 shares as of June 16, 2009, the date of the Corporation’s recently completed public offering) of the Corporation’s common stock for an aggregate purchase price of $100.0 million. The warrant has a ten-year term and an exercise price of $11.52 per share. The Preferred Series C Stock ranks senior to the Corporation’s common shares and pays a cumulative dividend of 5% per year for the first five years and 9% per year thereafter. The dividends on the Preferred Series C Stock are payable quarterly on February 15, May 15, August 15 and November 15 of each year. In the event dividends on the Preferred Series C Stock are not paid in full for six dividend periods, whether or not consecutive, the UST will have the right to elect two directors to the Corporation’s Board of Directors. This right will end when all accrued and unpaid dividends to the UST on the Preferred Series C Stock have been paid in full. The Corporation plans to redeem the UST investment as quickly as prudently possible, subject to approval by its primary banking regulator.
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
          On June 16, 2009, the Corporation completed its public offering of 24,150,000 shares of common stock at a price of $5.50 per share, including 3,150,000 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses were $125.8 million.
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

RESULTS OF OPERATIONS
Six Months Ended June 30, 2009 Compared to the Six Months Ended June 30, 2008
          Net income for the six months ended June 30, 2009 was $26.2 million, compared to net income for the same period of 2008 of $31.0 million. Net income available to common shareholders for the six months ended June 30, 2009 was $23.4 million or $0.26 per diluted share, compared to net income available to common shareholders for the same period of 2008 of $31.0 million or $0.42 per diluted share. For the six months ended June 30, 2009, the Corporation’s return on average equity was 5.11% and its return on average assets was 0.62%, compared to 8.43% and 0.88%, respectively, for the six months ended June 30, 2008.
          In addition to evaluating its results of operations in accordance with GAAP, the Corporation routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity, return on average tangible common equity and return on average tangible assets. The Corporation believes these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s operating performance and trends, and facilitates comparisons with the performance of the Corporation’s peers.
          The following tables summarize the Corporation’s non-GAAP financial measures for the year-to-date periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Six Months Ended
	June 30,
	2009	2008
Return on average tangible equity:
Net income (annualized)	$52,934	$62,333
Amortization of intangibles, net of tax (annualized)	4,755	2,996

	$57,689	$65,329

Average total stockholders’ equity	$1,035,060	$739,364
Less: Average intangibles	(573,328)	(382,297)

	$461,732	$357,067

Return on average tangible equity	12.49%	18.30%

Return on average tangible common equity:
Net income available to common stockholders’ (annualized)	$47,263	$62,333
Amortization of intangibles, net of tax (annualized)	4,755	2,996

	$52,018	$65,329

Average total stockholders’ equity	$1,035,060	$739,364
Less: Average preferred stockholders’ equity	(91,292)	—
Less: Average intangibles	(573,328)	(382,297)

	$370,440	$357,067

Return on average tangible common equity	14.04%	18.30%

Return on average tangible assets:
Net income (annualized)	$52,934	$62,333
Amortization of intangibles, net of tax (annualized)	4,755	2,996

	$57,689	$65,329

Average total assets	$8,519,266	$7,046,665
Less: Average intangibles	(573,328)	(382,297)

	$7,945,938	$6,664,368

Return on average tangible assets	0.73%	0.98%

          The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$2,749	$3	0.25%	$3,923	$61	3.14%
Federal funds sold	28,453	127	0.88	22,240	233	2.07
Taxable investment securities (1)	1,137,988	25,595	4.46	945,313	22,945	4.84
Non-taxable investment securities (2)	181,707	5,222	5.75	177,809	4,917	5.53
Loans (2) (3)	5,816,857	167,234	5.79	5,001,312	168,537	6.77

Total interest earning assets (2)	7,167,754	198,181	5.55	6,150,597	196,693	6.42

Cash and due from banks	329,586			129,063
Allowance for loan losses	(106,917)			(60,819)
Premises and equipment	122,400			95,490
Other assets	1,006,443			732,334

	$8,519,266			$7,046,665

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,106,648	7,649	0.73	$1,670,006	12,921	1.56
Savings	849,719	1,852	0.44	683,190	3,532	1.04
Certificates and other time	2,302,995	37,271	3.26	1,982,789	39,358	3.99
Treasury management accounts	444,070	2,323	1.04	330,530	4,156	2.49
Other short-term borrowings	104,165	1,974	3.77	149,356	2,875	3.81
Long-term debt	460,187	9,412	4.12	498,747	10,658	4.30
Junior subordinated debt	205,214	5,241	5.15	178,419	5,800	6.54

Total interest bearing liabilities (2)	6,472,998	65,722	2.05	5,493,037	79,300	2.90

Non-interest bearing demand	916,611			736,559
Other liabilities	94,597			77,705

	7,484,206			6,307,301
Stockholders’ equity	1,035,060			739,364

	$8,519,266			$7,046,665

Excess of interest earning assets over interest bearing liabilities	$694,756			$657,560

Fully tax-equivalent net interest income		132,459			117,393
Tax-equivalent adjustment		3,045			2,871

Net interest income		$129,414			$114,522

Net interest spread			3.51%			3.52%

Net interest margin (2)			3.71%			3.83%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
          Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). For the six months ended June 30, 2009, net interest income, which comprised 69.6% of net revenue (net interest income plus non-interest income) compared to 69.8% for the same period in 2008, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, increased $15.1 million or 12.8% from $117.4 million for the six months ended June 30, 2008 to $132.5 million for the same period of 2009. Average interest earning assets increased $1.0 billion or 16.5% and average interest bearing liabilities increased $1.0 billion or 17.8% from the six months ended June 30, 2008 due to organic loan and deposit growth and the Omega and IRGB acquisitions. The Corporation’s net interest margin decreased from 3.83% for the first six months of 2008 to 3.71% for the first six months of 2009 as loan yields declined faster than deposit rates, reflecting the actions taken by the FRB to lower interest rates during the fourth quarter of 2008 combined with competitive pressures on deposit rates. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(14)	$(44)	$(58)
Federal funds sold	52	(158)	(106)
Securities	4,093	(1,138)	2,955
Loans	24,134	(25,437)	(1,303)

	28,265	(26,777)	1,488

Interest Expense
Deposits:
Interest bearing demand	2,928	(8,200)	(5,272)
Savings	686	(2,366)	(1,680)
Certificates and other time	5,963	(8,050)	(2,087)
Treasury management accounts	1,107	(2,940)	(1,833)
Other short-term borrowings	(521)	(380)	(901)
Long-term debt	(819)	(427)	(1,246)
Junior subordinated debt	787	(1,346)	(559)

	10,131	(23,709)	(13,578)

Net Change	$18,134	$(3,068)	$15,066

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $198.2 million for the first six months of 2009 increased by $1.5 million or 0.8% from the same period of 2008. Average interest earning assets of $7.2 billion for the first six months of 2009 grew $1.0 billion or 16.5% from the same period of 2008 primarily driven by the Omega and IRGB acquisitions which increased loans by $1.1 billion and $160.2 million, respectively, at the time of acquisition. The Corporation also recognized organic average loan growth of $83.1 million or 1.7% for the first six months of 2009 compared to the same period of 2008. The yield on interest earning assets decreased 87 basis points from the six months ended June 30, 2008 to 5.55% for the six months ended June 30, 2009, reflecting changes in interest rates as the FRB has lowered its federal funds target rate from 4.25% at the beginning of 2008 to a current range of 0.00% to 0.25%.
          Interest expense of $65.7 million for the six months ended June 30, 2009 decreased by $13.6 million or 17.1% from the same period of 2008. The rate paid on interest bearing liabilities decreased 85 basis points to 2.05% during the first six months of 2009 compared to the first six months of 2008, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $1.0 billion or 17.8% to average $6.5 billion for the first six months of 2009. This growth was primarily attributable to the Omega and IRGB acquisitions combined with organic growth. The Omega and IRGB acquisitions increased deposits by $1.3 billion and $256.8 million, respectively, at the time of acquisition. The Corporation also recognized organic average deposit and treasury management account growth of $313.1 million or 5.8% for the first six months of 2009, compared to the first six months of 2008 driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market.
Provision for Loan Losses
          The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
          The provision for loan losses of $24.4 million during the first six months of 2009 increased $9.9 million from the same period in 2008 due to higher net charge-offs and increased allocations for a weaker economic environment. The significant increases primarily reflect continued weakness in the Corporation’s Florida portfolio, and, to a much lesser extent, the slowing economy in Pennsylvania. The $24.4 million provision for loan losses for the first six months of 2009 was comprised of $14.2 million relating to FNBPA’s Florida region, $3.1 million relating to Regency and $7.1 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first six months of 2009, net charge-offs were $29.8 million or 1.03% (annualized) of average loans compared to $7.1 million or 0.29% (annualized) of average loans for the same period in 2008. The net charge-offs for the first six months of 2009 were comprised of $19.4 million or 13.51% (annualized) of average loans relating to FNBPA’s Florida region, $3.2 million or 4.12% (annualized) of average loans relating to Regency and $7.2 million or 0.27% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $56.6 million for the first six months of 2009 increased $7.0 million or 14.1% from the same period of 2008. This increase resulted primarily from increases in all major fee businesses reflecting organic growth and the impact of acquisitions combined with a gain on the sale of a building acquired in a previous acquisition and gains on the sale of residential mortgage loans, partially offset by a decrease in gain on the sale of securities. These items are further explained in the following paragraphs.
          Service charges on loans and deposits of $28.2 million for the first six months of 2009 increased $3.1 million or 12.6% from the same period of 2008, reflecting organic growth and the expansion of the Corporation’s customer base as a result of the Omega and IRGB acquisitions during 2008.
          Insurance commissions and fees of $8.9 million for the six months ended June 30, 2009 increased $0.8 million or 10.0% from the same period of 2008 primarily as a result of the acquisition of Omega during 2008.
          Securities commissions of $3.8 million for the first six months of 2009 increased by $0.2 million or 4.9% from the same period of 2008 primarily due to the acquisition of Omega during 2008 and an increase in annuity revenue due to a favorable interest rate environment, partially offset by lower activity due to market conditions and the conversion to a new broker/dealer.
          Trust fees of $5.9 million for the first six months of 2009 increased by $0.1 million or 2.3% from the same period of 2008 due to growth in assets under management resulting from the Omega acquisition during 2008, partially offset by the negative effect of market conditions on assets under management.

          Income from bank owned life insurance of $3.0 million for the six months ended June 30, 2009 increased by $0.2 million or 5.7% from the same period of 2008. This increase was primarily attributable to the Omega and IRGB acquisitions in 2008, partially offset by lower yields resulting from the low interest rate environment.
          Gain on the sale of residential mortgage loans of $1.7 million for the first six months of 2009 increased by $0.7 million or 70.8% from the same period of 2008 due to a higher volume of loan sales. For the first six months of 2009, the Corporation sold $113.2 million of residential mortgage loans compared to $60.5 million for the same period of 2008.
          Gain on the sale of securities of $0.3 million for the first six months of 2009 decreased $0.5 million or 56.7% from the same period of 2008 as management did not sell as many equity securities during 2009 due to unfavorable market prices for the bank stock portfolio. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in the first quarter of 2008 in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities since the Corporation’s cost basis in Visa is zero.
          Net impairment losses on securities of $0.9 million for the six months ended June 30, 2009 increased by $0.5 million from the same period of 2008 due to impairment losses during 2009 of $0.3 million related to investments in pooled trust preferred securities and $0.6 million related to investments in bank stocks.
          Other income of $5.7 million for the first six months of 2009 increased $2.8 million or 98.0% from the same period of 2008. The primary reason for this increase was a gain of $0.8 million on the sale of a building acquired in a previous acquisition, combined with an increase of $0.7 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income. Additionally, the Corporation recognized $0.7 million more in gains relating to payments received on impaired loans acquired in previous acquisitions.
Non-Interest Expense
          Total non-interest expense of $127.2 million for the first six months of 2009 increased $20.9 million or 19.6% from the same period of 2008. This increase was primarily attributable to operating expenses resulting from the Omega and IRGB acquisitions in 2008 combined with increases in salaries and employee benefits resulting from costs associated with a former executive and Federal Deposit Insurance Corporation (FDIC) insurance resulting from a one-time special assessment and an increase in assessment rates.
          Salaries and employee benefits of $63.7 million for the six months ended June 30, 2009 increased $6.1 million or 10.7% from the same period of 2008. This increase was primarily attributable to the acquisitions of Omega and IRGB during 2008 combined with $2.3 million in additional pension expense during the first six months of 2009 as a result of an increase in the actuarial valuation amount.
          Combined net occupancy and equipment expense of $19.5 million for the first six months of 2009 increased $3.5 million or 21.7% from the combined level for the same period in 2008, primarily due to the Omega and IRGB acquisitions during 2008.
          Amortization of intangibles expense of $3.6 million for the first six months of 2009 increased $1.3 million or 58.3% from the same period of 2008 due to higher intangible balances resulting from the Omega and IRGB acquisitions during 2008.
          Outside services expense of $11.8 million for the six months ended June 30, 2009 increased $1.7 million or 16.8% from the same period in 2008 primarily due to the Omega and IRGB acquisitions during 2008, combined with higher fees for professional services, including legal fees incurred for loan workout efforts.
          FDIC insurance of $8.6 million for the first six months of 2009 increased $8.2 million from the same period of 2008 due to a one-time special assessment of $4.0 million paid during the second quarter of 2009, combined with an increase in FDIC insurance premium rates for 2009 and FNBPA having utilized its FDIC insurance premium credits in prior periods.

          Other non-interest expenses remained stable at $19.9 million for both the first six months of 2009 and the first six months of 2008. During the first six months of 2008, the Corporation recorded merger-related expenses of $3.6 million relating to the acquisition of Omega. Additional operating costs during the first six months of 2009 associated with the Corporation’s acquisitions of Omega and IRGB in 2008 were offset by the decrease in merger-related expense.
Income Taxes
          The Corporation’s income tax expense of $8.1 million for the first six months of 2009 decreased $4.1 million or 33.4% from the same period of 2008. The effective tax rate of 23.7% for the first six months of 2009 declined from 28.3% for the same period of 2008, primarily due to lower taxable income for the first six months of 2009. Income taxes and the effective tax rate for both the six months ended June 30, 2009 and 2008 were favorably impacted by $0.2 million due to the resolution of previously uncertain tax positions. The lower effective tax rate reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008
          Net income for the quarter ended June 30, 2009 was $10.6 million, compared to net income for the same period of 2008 of $14.5 million. Net income available to common shareholders for the three months ended June 30, 2009 was $9.1 million or $0.10 per diluted share, compared to net income available to common shareholders for the same period of 2008 of $14.5 million or $0.17 per diluted share. For the three months ended June 30, 2009, the Corporation’s return on average equity was 4.05% and return on average assets was 0.49%, compared to 6.26% and 0.73%, respectively, for the three months ended June 30, 2008.
          The following tables summarize the Corporation’s non-GAAP financial measures for the quarterly periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended
	June 30,
	2009	2008
Return on average tangible equity:
Net income (annualized)	$42,508	$58,337
Amortization of intangibles, net of tax (annualized)	4,727	3,188

	$47,235	$61,525

Average total stockholders’ equity	$1,049,464	$932,530
Less: Average intangibles	(572,701)	(503,598)

	$476,763	$428,932

Return on average tangible equity	9.91%	14.34%

Return on average tangible common equity:
Net income available to common stockholders’ (annualized)	$36,616	$58,337
Amortization of intangibles, net of tax (annualized)	4,727	3,188

	$41,343	$61,525

Average total stockholders’ equity	$1,049,464	$932,530
Less: Average preferred stockholders’ equity	(95,389)	—
Less: Average intangibles	(572,701)	(503,598)

	$381,374	$428,932

Return on average tangible common equity	10.84%	14.34%

	Three Months Ended
	June 30,
	2009	2008
Return on average tangible assets:
Net income (annualized)	$42,508	$58,337
Amortization of intangibles, net of tax (annualized)	4,727	3,188

	$47,235	$61,525

Average total assets	$8,604,059	$7,989,171
Less: Average intangibles	(572,701)	(503,598)

	$8,031,358	$7,485,573

Return on average tangible assets	0.59%	0.82%

          The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended June 30,
	2009			2008
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$2,851	$1	0.08%	$6,406	$50	3.16%
Federal funds sold	45,055	112	0.99	44,183	231	2.07
Taxable investment securities (1)	1,146,473	12,554	4.34	1,062,709	12,504	4.70
Non-taxable investment securities (2)	175,369	2,530	5.77	175,953	2,485	5.65
Loans (2) (3)	5,808,867	83,327	5.75	5,594,922	91,633	6.58

Total interest earning assets (2)	7,178,615	98,524	5.50	6,884,173	106,903	6.24

Cash and due from banks	408,621			152,222
Allowance for loan losses	(106,881)			(68,308)
Premises and equipment	121,235			110,341
Other assets	1,002,469			910,743

	$8,604,059			$7,989,171

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,183,606	3,691	0.68	$1,880,726	6,029	1.29
Savings	865,549	858	0.40	779,431	1,679	0.87
Certificates and other time	2,290,536	17,984	3.15	2,223,657	20,511	3.71
Treasury management accounts	434,259	1,067	0.97	367,502	1,860	2.00
Other short-term borrowings	101,249	944	3.69	127,630	1,164	3.61
Long-term debt	445,450	4,564	4.11	520,579	5,436	4.20
Junior subordinated debt	205,131	2,594	5.07	205,806	3,061	5.98

Total interest bearing liabilities (2)	6,525,780	31,702	1.95	6,105,331	39,740	2.61

Non-interest bearing demand	934,366			870,592
Other liabilities	94,449			80,718

	7,554,595			7,056,641
Stockholders’ equity	1,049,464			932,530

	$8,604,059			$7,989,171

Excess of interest earning assets over interest bearing liabilities	$652,835			$778,842

Fully tax-equivalent net interest income		66,822			67,163
Tax-equivalent adjustment		1,490			1,606

Net interest income		$65,332			$65,557

Net interest spread			3.55%			3.62%

Net interest margin (2)			3.73%			3.92%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
          Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. For the three months ended June 30, 2009, net interest income, which comprised 69.7% of net revenue (net interest income plus non-interest income) compared to 70.5% for the same period in 2008, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, decreased $0.3 million from $67.2 million for the three months ended June 30, 2008 to $66.8 million for the same period of 2009. Average interest earning assets increased $294.4 million or 4.3% and average interest bearing liabilities increased $420.4 million or 6.9% from the three months ended June 30, 2008 due to organic loan and deposit growth and the IRGB acquisition. The Corporation’s net interest margin decreased from 3.92% for the second quarter of 2008 to 3.73% for the second quarter of 2009 as loan yields declined faster than deposit rates, reflecting the actions taken by the FRB to lower interest rates during the fourth quarter of 2008 combined with competitive pressures on deposit rates. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(18)	$(31)	$(49)
Federal funds sold	4	(123)	(119)
Securities	834	(739)	95
Loans	2,826	(11,132)	(8,306)

	3,646	(12,025)	(8,379)

Interest Expense
Deposits:
Interest bearing demand	1,261	(3,599)	(2,338)
Savings	269	(1,090)	(821)
Certificates and other time	836	(3,363)	(2,527)
Treasury management accounts	293	(1,086)	(793)
Other short-term borrowings	(182)	(38)	(220)
Long-term debt	(759)	(113)	(872)
Junior subordinated debt	(10)	(457)	(467)

	1,708	(9,746)	(8,038)

Net Change	$1,938	$(2,279)	$(341)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $98.5 million for the second quarter of 2009 decreased by $8.4 million or 7.8% from the same period of 2008 as growth on average interest earning assets was offset by a lower net interest margin. Average interest earning assets of $7.2 billion for the second quarter of 2009 grew $294.4 million or 4.3% from the same period of 2008 primarily driven by the IRGB acquisition which increased loans by $160.2 million at the time of acquisition. The Corporation also recognized organic average loan growth of $53.7 million or 1.0% for the second quarter of 2009 compared to the same period of 2008. The yield on interest earning assets decreased 74 basis points from the three months ended June 30, 2008 to 5.50% for the three months ended June 30, 2009, reflecting changes in interest rates as the FRB has lowered its federal funds target rate from 4.25% at the beginning of 2008 to a current range of 0.00% to 0.25%.
          Interest expense of $31.7 million for the three months ended June 30, 2009 decreased by $8.0 million or 20.2% from the same period of 2008. The rate paid on interest bearing liabilities decreased 66 basis points to 1.95% during the second quarter of 2009 compared to the second quarter of 2008, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $420.4 million or 6.9% to average $6.5 billion for the second quarter of 2009. This growth was primarily attributable to the IRGB acquisition combined with organic growth. The IRGB acquisition increased deposits by $256.8 million at the time of acquisition. The Corporation also recognized organic average deposit and treasury management account growth of $328.3 million or 5.36% for the second quarter of 2009, compared to the second quarter of 2008 driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market.
Provision for Loan Losses
          The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
          The provision for loan losses of $13.9 million during the second quarter of 2009 increased $2.9 million from the same period in 2008 due to higher net charge-offs and increased allocations for a weaker economic environment. The increase primarily reflects continued weakness in the Corporation’s Florida portfolio, and, to a lesser extent, the slowing economy in Pennsylvania. The $13.9 million provision for loan losses for the second quarter of 2009 was comprised of $7.2 million relating to FNBPA’s Florida region, $1.7 million relating to Regency and $5.0 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the second quarter of 2009, net charge-offs were $17.6 million or 1.22% (annualized) of average loans compared to $4.1 million or 0.30% (annualized) of average loans for the same period in 2008. The net charge-offs for the second quarter of 2009 were comprised of $11.2 million or 15.60% (annualized) of average loans relating to FNBPA’s Florida region, $1.5 million or 3.99% (annualized) of average loans relating to Regency and $4.9 million or 0.36% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $28.5 million for the second quarter of 2009 increased $1.0 million or 3.6% from the same period of 2008. This increase resulted primarily from higher other non-interest income and gains on sales of residential mortgage loans, partially offset by decreases in the revenue from all major fee categories due to the market conditions. These items are further explained in the following paragraphs.
          Service charges on loans and deposits of $14.6 million for the second quarter of 2009 decreased $0.3 million or 1.8% from the same period of 2008, reflecting the market conditions.
          Insurance commissions and fees of $3.8 million for the three months ended June 30, 2009 decreased $0.3 million or 8.3% from the same period of 2008 due to contingent revenue timing and commission revenue due to an accrual in 2008.
          Securities commissions of $2.0 million for the second quarter of 2009 decreased by $0.1 million or 4.3% from the same period of 2008 primarily due to lower activity given the market conditions combined with the conversion to a new broker/dealer.
          Trust fees of $3.0 million for the second quarter of 2009 decreased by $0.6 million or 15.7% from the same period of 2008 primarily due to the negative effect of market conditions on assets under management combined with the recognition of one-time estate revenue of $0.1 million from Omega in 2008.
          Income from bank owned life insurance of $1.4 million for the three months ended June 30, 2009 decreased by $0.3 million or 17.0% from the same period of 2008. This decrease was primarily attributable to death claims, lower yields and a $13.7 million withdrawal from the policy due to the unfavorable market conditions during the second quarter of 2009.

          Gain on the sale of residential mortgage loans of $1.1 million for the second quarter of 2009 increased by $0.6 million or 114.9% from the same period of 2008 due to a higher volume of loan sales. For the second quarter of 2009, the Corporation sold $70.0 million of residential mortgage loans compared to $32.4 million for the same period of 2008.
          Net impairment losses on securities of $0.7 million for the three months ended June 30, 2009 increased by $0.3 million from the same period of 2008 due to impairment losses during the second quarter of 2009 of $0.3 million related to investments in pooled trust preferred securities and $0.4 million related to investments in bank stocks.
          Other income of $3.1 million for the second quarter of 2009 increased $2.2 million or 248.4% from the same period of 2008. The primary reason for this increase was increases of $1.0 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income and $0.6 million in gains relating to payments received on impaired loans acquired in previous acquisitions, partially offset by an increase of $0.1 million in dividends on non-marketable equity securities.
Non-Interest Expense
          Total non-interest expense of $66.3 million for the second quarter of 2009 increased $4.3 million or 6.9% from the same period of 2008. This increase was primarily attributable to a $6.4 million increase in FDIC insurance, including the payment of a special FDIC assessment of $4.0 million during the second quarter of 2009.
          Salaries and employee benefits of $31.6 million for the three months ended June 30, 2009 decreased $0.7 million or 2.2% from the same period of 2008. This decrease was primarily attributable to accruals relating to the retirement of FNBPA’s Chief Executive Officer and Omega related costs during the second quarter of 2008, partially offset by higher pension costs resulting from an increase in the actuarial valuation amount during the second quarter of 2009.
          Combined net occupancy and equipment expense of $9.5 million for the second quarter of 2009 increased $0.3 million or 3.6% from the combined level for the same period in 2008, primarily due to the IRGB acquisition during 2008.
          Amortization of intangibles expense of $1.8 million for the second quarter of 2009 increased $0.6 million or 48.7% from the same period of 2008 primarily due to higher intangible balances resulting from the IRGB acquisition during 2008.
          Outside services expense of $6.4 million for the three months ended June 30, 2009 increased $0.6 million or 10.5% from the same period in 2008 primarily due to the IRGB acquisition during 2008, combined with higher fees for professional services, including legal fees related to loan workout efforts.
          FDIC insurance of $6.6 million for the three months ended June 30, 2009 increased $6.4 million from the same period of 2008 due to a one-time special assessment of $4.0 million paid during the second quarter of 2009, combined with an increase in FDIC insurance premium rates for 2009 and FNBPA having utilized its FDIC insurance premium credits in prior periods.
          Other non-interest expenses of $10.3 million for the second quarter of 2009 decreased $3.0 million or 22.7% from the same period of 2008. This decrease is primarily the result of merger-related expenses of $3.6 million relating to the acquisition of Omega recorded by the Corporation during the second quarter of 2008, partially offset by an increase in OREO expense of $0.6 million during the second quarter of 2009 relating to increased foreclosure activity and write-downs of OREO property, particularly in the Florida market.
Income Taxes
          The Corporation’s income tax expense of $3.0 million for the second quarter of 2009 decreased $2.5 million or 45.4% from the same period of 2008. The effective tax rate of 22.1% for the second quarter of 2009 declined from 27.6% for the same period of 2008, primarily due to lower taxable income for the second quarter of 2009. The lower effective tax rate reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
          The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. Cash on hand at the parent at June 30, 2009 was $246.2 million, up from $66.8 million at December 31, 2008, as the Corporation took a number of actions to bolster its cash position. On January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued preferred stock valued at $100.0 million as part of the UST’s CPP. Additionally, on January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock dividend rate from $0.24 to $0.12 per quarter, thus reducing 2009’s liquidity needs by approximately $43.1 million. Finally, on June 16, 2009, the Corporation completed a common stock offering that raised $125.8 million in total capital, $38.0 million of which was invested in FNBPA at June 30, 2009. The parent also may draw on an approved guidance line of credit with a major domestic bank. This line was unused and totaled $25.0 million as of June 30, 2009 and December 31, 2008. In addition, the Corporation also issues subordinated notes on a regular basis.
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
          The recent financial market crisis, which began in 2007, escalated in the second half of 2008 and resulted in the UST, FRB and FDIC intervening with a number of programs designed to provide liquidity, capital and increased deposit insurance to the U.S. financial system. The Corporation has voluntarily elected to participate in a number of these programs, including the previously mentioned UST’s CPP program and the FDIC’s Temporary Liquidity Guarantee Program (TLGP).
          The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by its ratio of total deposits and treasury management accounts to total assets of 77.2% and 77.3% as of June 30, 2009 and December 31, 2008, respectively. The Corporation had unused wholesale credit availability of $2.9 billion or 33.9% of total assets at June 30, 2009 and $2.7 billion or 32.9% of total assets at December 31, 2008. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. During the first six months of 2009, the Corporation expanded its borrowing capacity at the FRB by approximately $400.0 million by pledging additional loans as collateral. The Corporation also took a number of actions to bolster liquidity throughout 2008. These actions included a $200.0 million increase in federal fund lines, increased brokered CD capacity and becoming a participant in the Certificate of Deposit Account Registry Services (CDARS) program operated by the Promontory Interfinancial Network, LLC. Further, the Corporation’s election not to opt out of the FDIC’s TLGP resulted in $140.0 million of increased funding availability.
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

          The following table presents the amounts of IEA and IBL as of June 30, 2009 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,675,488	$406,559	$358,889	$581,196	$3,022,132
Investments	282,415	104,370	157,480	315,613	859,878

	1,957,903	510,929	516,369	896,809	3,882,010

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,600,087	—	—	—	1,600,087
Time deposits	193,904	224,143	337,529	464,948	1,220,524
Borrowings	554,202	39,079	104,484	123,490	821,255

	2,348,193	263,222	442,013	588,438	3,641,866

Period Gap	$(390,290)	$247,707	$74,356	$308,371	$240,144

Cumulative Gap	$(390,290)	$(142,583)	$(68,227)	$240,144

IEA/IBL (Cumulative)	0.83	0.95	0.98	1.07

Cumulative Gap to IEA	(5.2)%	(1.9)%	(0.9)%	3.2%

          The cumulative twelve-month IEA to IBL ratio changed slightly to 1.07 for June 30, 2009 from 1.08 for December 31, 2008.
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
          The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of June 30, 2009.
          The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	June 30,	December 31,	ALCO
	2009	2008	Guidelines
Net interest income change (12 months):
+ 200 basis points	(0.1)%	(0.3)%	+/-5.0%
+ 100 basis points	0.1%	0.2%	+/-5.0%
- 100 basis points	(0.8)%	(2.4)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(5.3)%	(0.1)%	—
+ 100 basis points	(2.2)%	1.1%	—
- 100 basis points	1.2%	6.3%	—
          The Corporation has a relatively neutral interest rate risk position. The Corporation bases its conclusion on its relatively stable net interest margin despite the recent market rate volatility.
          During the first six months of 2009, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 54.6% of total loans as of December 31, 2008 to 55.5% of total loans as of June 30, 2009. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 2.6 years versus 2.7 years for December 31, 2008. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. For additional information regarding interest rate swaps, see the Interest Rate Swaps footnote.
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
DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
          Following is a summary of deposits and treasury management accounts (in thousands):

	June 30,	December 31,
	2009	2008
Non-interest bearing	$948,925	$919,539
Savings and NOW	3,077,091	2,816,628
Certificates of deposit and other time deposits	2,262,677	2,318,456

Total deposits	6,288,693	6,054,623
Treasury management accounts	436,936	414,705

Total deposits and treasury management accounts	$6,725,629	$6,469,328

          Total deposits and treasury management accounts increased by $256.3 million or 4.0% to $6.7 billion at June 30, 2009 compared to December 31, 2008, primarily as a result of an increase in transaction accounts, which is comprised of non-interest bearing, savings and NOW accounts, which was partially offset by a decline in certificates of deposit. The increase in transaction accounts is a result of the Corporation’s ability to capitalize on competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking. Certificates of deposit are down by design reflecting the Corporation’s continuing strategy to focus on new customer acquisition.
LOANS
          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also consists of commercial loans in Florida, which totaled $274.5 million or 4.8% of total loans as of June 30, 2009 compared to $294.2 million or 5.1% of total loans as of December 31, 2009. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $156.8 million or 2.7% of total loans as of June 30, 2009. The Corporation also operates a mortgage loan production office in Tennessee.
          Following is a summary of loans, net of unearned income (in thousands):

	June 30,	December 31,
	2009	2008
Commercial	$3,182,045	$3,173,941
Direct installment	1,005,736	1,070,791
Residential mortgages	590,111	638,356
Indirect installment	541,168	531,430
Consumer lines of credit	373,161	340,750
Other	74,888	65,112

	$5,767,109	$5,820,380

          Commercial is comprised of both commercial real estate loans and commercial and industrial loans. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional mortgage loans for non-commercial properties. Indirect installment is comprised of loans written by third parties, primarily automobile loans. Consumer lines of credit includes home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is primarily comprised of commercial leases, mezzanine loans and student loans.
          Unearned income on loans was $34.9 million and $34.0 million at June 30, 2009 and December 31, 2008, respectively.
          Total loans decreased by $53.3 million or 0.9% to $5.8 billion at June 30, 2009 from December 31, 2008, reflecting a mix of seasonally weaker demand for consumer loans and higher refinancing activity. Additionally, the commercial loan growth was slower given the economic environment.
          The composition of the Corporation’s commercial loan portfolio in Florida remains consistent with December 31, 2008 and was comprised of the following as of June 30, 2009: unimproved residential land (14.9%), unimproved commercial land (26.5%), improved land (4.5%), income producing commercial real estate (30.7%), residential construction (7.8%), commercial construction (12.1%), commercial and industrial (2.3%) and owner-occupied (1.2%). The weighted average loan-to-value ratio for this portfolio is 66.4% as of June 30, 2009.
          The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of June 30, 2009 and December 31, 2008, commercial real estate loans were $2.0 billion at each date, or 34.6% and 34.3% of total loans, respectively. Approximately 46.0% of the commercial real estate loans are owner-occupied, while the remaining 54.0% are non-owner-occupied. As of June 30, 2009 and December 31, 2008, the Corporation had construction loans of $186.5 million and $176.7 million, respectively, representing 3.2% and 3.0% of total loans, respectively.
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
          The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid and doubt about the ultimate collectibility of principal and interest no longer exists.
          Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses are recognized where appropriate.

          Following is a summary of non-performing assets (in thousands):

	June 30,	December 31,
	2009	2008
Non-accrual loans	$117,013	$139,607
Restructured loans	5,743	3,872

Total non-performing loans	122,756	143,479
Other real estate owned (OREO)	18,145	9,177

Total non-performing loans and OREO	140,901	152,656
Non-performing investments	7,768	10,456

Total non-performing assets	$148,669	$163,112

Asset quality ratios:
Non-performing loans as a percent of total loans	2.13%	2.47%
Non-performing loans + OREO as a percent of total loans + OREO	2.44%	2.62%
          During the second quarter of 2009, non-performing loans and OREO decreased $22.3 million from $163.2 million at March 31, 2009 to $140.9 million at June 30, 2009. This decrease in non-performing loans and OREO occurred due to the Corporation’s efforts to reduce exposure in its Florida portfolio. In the second quarter of 2009, the Corporation received payoffs and paydowns on three non-performing loans totaling $15.2 million. Of the total reduction in non-performing loans and OREO, Florida accounted for $22.7 million, including charge-offs taken during the quarter. This 24.0% decrease in Florida related non-performing assets reflects the Corporation’s strategy to aggressively reduce this exposure.
          Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

	June 30,	December 31,
	2009	2008
Loans 90 days or more past due	$12,032	$13,677
As a percentage of total loans	0.21%	0.23%
          Following is a summary of information pertaining to loans considered to be impaired (in thousands):

	June 30,	December 31,
	2009	2008
Impaired loans with an allocated allowance	$61,406	$78,823
Impaired loans without an allocated allowance	67,826	59,323

Total impaired loans	$129,232	$138,146

Allocated allowance on impaired loans	$15,448	$20,505

          The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.

          The following tables provide additional information relating to non-performing loans for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
June 30, 2009
Non-performing loans	$51,113	$65,597	$6,046	$122,756
Other real estate owned (OREO)	9,106	7,967	1,072	18,145
Total past due loans	55,597	—	5,167	60,764
Non-performing loans/total loans	0.96%	23.90%	3.86%	2.13%
Non-performing loans + OREO/total loans + OREO	1.13%	26.05%	4.51%	2.44%

December 31, 2008
Non-performing loans	$45,458	$93,116	$4,905	$143,479
Other real estate owned (OREO)	7,054	1,138	985	9,177
Total past due loans	51,458	—	5,613	57,071
Non-performing loans/total loans	0.85%	31.65%	3.10%	2.47%
Non-performing loans + OREO/total loans + OREO	0.98%	31.91%	3.70%	2.62%
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
          During the fourth quarter of 2008, the Corporation began applying its methodology for establishing the allowance for loan losses to the Pennsylvania and Florida loan portfolios separately instead of continuing to evaluate the portfolios on a combined basis. This decision was based on the fact that the two loan portfolios have different risk characteristics and that the Florida economic environment was deteriorating at an accelerated rate in the fourth quarter of 2008.
          In evaluating its Florida loan portfolio at that time, the Corporation increased the allowance to address the heightened level of inherent risk in that portfolio given the significant deterioration in that market. In applying the methodology to this portfolio, the Corporation utilized quantitative loss factors provided by the Office of the Comptroller of the Currency (OCC) based on a prior recession because no historical data had yet become publicly available for economic conditions in Florida during 2008 and the impact on lenders like the Corporation. The combined impact of the significant deterioration in the Florida market and separately evaluating the Florida loan portfolio utilizing these quantitative factors was a $12.3 million increase in the Corporation’s allowance for loan losses for the Florida loan portfolio at December 31, 2008, with the predominant factor being the impact of the significant deterioration in the Florida market.
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
          Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance at beginning of period	$103,127	$53,396	$104,730	$52,806
Addition from acquisitions	—	11,243	15	11,243
Charge-offs	(18,381)	(5,298)	(31,239)	(9,030)
Recoveries	760	1,166	1,486	1,905

Net charge-offs	(17,621)	(4,132)	(29,753)	(7,125)
Provision for loan losses	13,909	10,976	24,423	14,559

Balance at end of period	$99,415	$71,483	$99,415	$71,483

Allowance for loan losses to:
Total loans, net of unearned income			1.72%	1.28%
Non-performing loans			81.49%	117.09%
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
          During the first six months of 2009, activity throughout the Florida marketplace increased across various asset classes as price points had been reduced to levels that generated interest from buyers. The Corporation experienced increased activity and levels of interest in condominiums and developed residential lots. In addition, the Corporation also experienced increased interest in land as a number of clients pursued sales opportunities for further development.

          During the second quarter of 2009, the Corporation was able to reduce its land related portfolio including OREO by $16.0 million or 10.7%, reducing total land related exposure to $133.0 million. In addition, the condominium portfolio exposure was reduced by $7.4 million or 53.0% to stand at $6.4 million at June 30, 2009. These reductions are consistent with the Corporation’s objective to reduce this exposure in the Florida portfolio.
          The allowance for loan losses at June 30, 2009 increased $27.9 million from June 30, 2008 representing a 39.1% increase in reserves for loan losses between June 30, 2008 and June 30, 2009, due to higher net charge-offs, additions from acquisitions, additional specific reserves related to increases in non-accrual loans and increased allocations for a weaker economic environment. The significant increase primarily reflects deterioration in Florida that accelerated in the fourth quarter of 2008, and to a much lesser extent, the slowing economy in Pennsylvania. Net charge-offs increased $22.6 million or 317.6% reflecting higher loan charge-offs due to the weaker economic environment during the first six months of 2009 compared to the first six months of 2008. The total charge-offs for the six months ended June 30, 2009 included $17.5 million related to three Florida loans, of which nearly $7.0 million relates to a performing land loan whereby the Corporation reached an agreement with the borrower to restructure the loan at $16.3 million based upon the borrowers capacity and commitment to support the project. In doing so, the borrower posted contractual payments for one year in conjunction with a remargining of the collateral position supporting the performing status of the loan. Additionally, during the first six months of 2009, the Corporation provided $14.2 million related to Florida loans to the reserve, bringing the total allowance for loan losses for the Florida portfolio to $23.3 million or 8.49% of total loans in that portfolio.
          The allowance for loan losses as a percentage of non-performing loans decreased from 117.09% as of June 30, 2008 to 80.99% as of June 30, 2009. While the allowance for loan losses increased $27.9 million or 39.1% on a year-over-year basis, non-performing loans increased $61.7 million or 101.1% over the same period. The reduction in the allowance coverage of non-performing loans relates to the nature of the loans that were added to non-performing status which were supported to a large extent by real estate collateral at current valuations and therefore did not require a 100% reserve allocation given the estimated loss exposure on the loans.
          The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended June 30, 2009
Provision for loan losses	$4,970	$7,238	$1,701	$13,909
Allowance for loan losses	69,678	23,307	6,430	99,415
Net loan charge-offs	4,880	11,206	1,535	17,621
Net loan charge-offs (annualized)/average loans	0.36%	15.60%	3.99%	1.22%
Allowance for loan losses/total loans	1.31%	8.49%	4.10%	1.72%
Allowance for loan losses/non-performing loans	136.32%	35.53%	106.35%	80.99%

At or for the Three Months Ended December 31, 2008
Provision for loan losses	$17,532	$32,035	$1,731	$51,298
Allowance for loan losses	69,745	28,506	6,479	104,730
Net loan charge-offs	5,759	13,745	1,644	21,148
Net loan charge-offs (annualized)/average loans	0.45%	18.59%	4.15%	1.44%
Allowance for loan losses/total loans	1.30%	9.69%	4.10%	1.80%
Allowance for loan losses/non-performing loans	153.43%	30.61%	132.09%	72.99%
          At June 30, 2009 and 2008, the Corporation had $10.8 million and $11.0 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with SOP 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer.

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
          The Corporation has an effective shelf registration statement filed with the Securities and Exchange Commission. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or trust preferred securities. As of June 30, 2009, the Corporation has issued 24,150,000 common shares in a public equity offering.
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
          The Corporation’s management believes that, as of June 30, 2009 and December 31, 2008, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.
          As of June 30, 2009, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.
          Following are the capital ratios as of June 30, 2009 and December 31, 2008 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$899,919	14.8%	$610,226	10.0%	$488,180	8.0%
FNBPA	682,772	11.5	595,905	10.0	476,724	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	813,374	13.3	366,135	6.0	244,090	4.0
FNBPA	608,045	10.2	357,543	6.0	238,362	4.0

Leverage Ratio:
F.N.B. Corporation	813,374	10.1	402,200	5.0	321,760	4.0
FNBPA	608,045	7.7	393,819	5.0	315,055	4.0

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2008
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$662,600	11.1%	$595,569	10.0%	$476,455	8.0%
FNBPA	624,976	10.7	583,070	10.0	466,456	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	577,317	9.7	357,342	6.0	238,228	4.0
FNBPA	551,931	9.5	349,842	6.0	233,228	4.0

Leverage Ratio:
F.N.B. Corporation	577,317	7.3	393,141	5.0	314,513	4.0
FNBPA	551,931	7.2	385,201	5.0	308,161	4.0

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
          EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13(a)–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
          LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, does not expect that the Corporation’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
          CHANGES IN INTERNAL CONTROLS. The Chief Executive Officer and the Chief Financial Officer have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2009, as required by paragraph (d) of Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
          There are no material changes in the risk factors previously disclosed in the Corporation’s 2008 Annual Report on Form 10-K filed with the SEC on March 2, 2009 and in the Corporation’s Prospectus Supplement filed with the SEC on June 10, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
          NONE

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Annual Meeting of Shareholders of F.N.B. Corporation was held on May 20, 2009. Proxies were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there was no solicitation in opposition to the Corporation’s solicitation.
The ratification of Ernst & Young as the Corporation’s independent registered public accounting firm for 2009 was approved with 71,373,975 shares voted for, 1,233,460 shares voted against and 211,756 abstentions.
The approval of the Corporation’s overall executive compensation policy and procedures was approved with 53,336,303 shares voted for, 17,570,004 shares voted against and 1,912,884 abstentions.
The five director nominees proposed by the Board of Directors were elected with the following vote:

	Shares	Shares
	“For”	“Withhold”
Former Class II Directors (terms expiring at the 2009 Annual Meeting)
Phillip E. Gingerich	69,779,612	3,039,579
Robert B. Goldstein	69,360,994	3,458,197
David J. Malone	69,235,381	3,583,810
Arthur J. Rooney, II	54,594,190	18,225,001
William J. Strimbu	69,812,126	3,007,065

          Directors whose term of office as a director continued after the meeting date were as follows:

Former Class III Directors (terms expiring at the 2010 Annual Meeting)
Stephen J. Gurgovits
William B. Campbell
Harry F. Radcliffe
John W. Rose
Stanton R. Sheetz

Former Class I Directors (term expiring at the 2011 Annual Meeting)
D. Stephen Martz
Henry M. Ekker
Dawne S. Hickton
Peter Mortensen
Earl K. Wahl, Jr.
Effective December 17, 2008, the Corporation’s Board of Directors voted to amend and restate the Corporation’s Bylaws to declassify its Board of Directors. Under the amendment, each director in office as of December 17, 2008 will continue to serve until the expiration of the term of office to which the director was most recently elected or appointed or the director’s earlier death, resignation, retirement, disqualification or removal. After December 31, 2008, each director who is elected at any meeting of shareholders or appointed to fill a vacancy on the Board of Directors shall serve a one year term until the next meeting of shareholders.

ITEM 5.	OTHER INFORMATION
          NONE

ITEM 6.	EXHIBITS

11	Computation of Per Share Earnings *

15	Letter Re: Unaudited Interim Financial Information. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

*	This information is provided under the heading “Earnings Per Share” in Item 1, Part I, in this Report on Form 10-Q.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation (Registrant)

Dated: August 10, 2009	/s/Stephen J. Gurgovits

Stephen J. Gurgovits
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 10, 2009	/s/Vincent J. Calabrese

Vincent J. Calabrese
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)