Form 10-Q
period 2009-09-30
FNB CORP/FL/
filed 2009-11-09
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common Stock, $0.01 Par Value	113,990,095 Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2009

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets
Cash and due from banks	$225,521	$169,224
Interest bearing deposits with banks	3,293	2,979
Securities available for sale	693,617	482,270
Securities held to maturity (fair value of $828,692 and $851,251)	803,761	843,863
Residential mortgage loans held for sale	19,063	10,708
Loans, net of unearned income of $35,624 and $33,962	5,837,402	5,820,380
Allowance for loan losses	(105,892)	(104,730)

Net Loans	5,731,510	5,715,650
Premises and equipment, net	118,650	122,599
Goodwill	528,710	528,278
Core deposit and other intangible assets, net	40,868	46,229
Bank owned life insurance	204,098	217,737
Other assets	226,781	225,274

Total Assets	$8,595,872	$8,364,811

Liabilities
Deposits:
Non-interest bearing demand	$972,859	$919,539
Savings and NOW	3,072,601	2,816,628
Certificates and other time deposits	2,213,323	2,318,456

Total Deposits	6,258,783	6,054,623
Other liabilities	93,957	92,305
Short-term borrowings	606,406	596,263
Long-term debt	379,257	490,250
Junior subordinated debt owed to unconsolidated subsidiary trusts	204,880	205,386

Total Liabilities	7,543,283	7,438,827

Stockholders’ Equity
Common stock — $0.01 par value
Authorized — 500,000,000 shares
Issued — 114,093,130 and 89,726,592 shares	1,137	894
Additional paid-in capital	1,086,378	953,200
Retained earnings	(3,645)	(1,143)
Accumulated other comprehensive loss	(29,529)	(26,505)
Treasury stock — 103,035 and 26,440 shares at cost	(1,752)	(462)

Total Stockholders’ Equity	1,052,589	925,984

Total Liabilities and Stockholders’ Equity	$8,595,872	$8,364,811

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest Income
Loans, including fees	$81,957	$93,673	$247,871	$260,907
Securities:
Taxable	12,765	13,281	38,342	36,210
Nontaxable	1,836	1,717	5,264	4,903
Dividends	33	48	120	227
Other	(58)	82	72	376

Total Interest Income	96,533	108,801	291,669	302,623

Interest Expense
Deposits	20,290	28,379	67,062	84,190
Short-term borrowings	2,072	3,166	6,369	10,197
Long-term debt	4,210	5,231	13,622	15,889
Junior subordinated debt owed to unconsolidated subsidiary trusts	2,417	3,120	7,658	8,920

Total Interest Expense	28,989	39,896	94,711	119,196

Net Interest Income	67,544	68,905	196,958	183,427
Provision for loan losses	16,455	6,514	40,878	21,073

Net Interest Income After Provision for Loan Losses	51,089	62,391	156,080	162,354

Non-Interest Income
Impairment losses on securities	(14,234)	(25)	(15,866)	(491)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	10,943	—	11,632	—

Net impairment losses on securities	(3,291)	(25)	(4,234)	(491)

Service charges	14,760	15,002	42,955	40,048
Insurance commissions and fees	3,960	3,959	12,878	12,064
Securities commissions and fees	1,451	2,010	5,247	5,628
Trust fees	2,856	3,215	8,786	9,014
Gain on sale of securities	154	34	498	829
Gain on sale of residential mortgage loans	666	477	2,341	1,458
Bank owned life insurance	1,354	1,796	4,400	4,679
Other	2,052	1,765	7,720	4,628

Total Non-Interest Income	23,962	28,233	80,591	77,857

Non-Interest Expense
Salaries and employee benefits	31,377	29,707	95,096	87,283
Net occupancy	4,741	4,494	15,518	13,071
Equipment	4,517	4,278	13,288	11,760
Amortization of intangibles	1,732	2,162	5,360	4,454
Outside services	5,819	5,205	17,638	15,326
FDIC insurance	2,613	239	11,201	624
Other	11,522	11,826	31,457	31,770

Total Non-Interest Expense	62,321	57,911	189,558	164,288

Income Before Income Taxes	12,730	32,713	47,113	75,923
Income taxes	2,424	9,208	10,558	21,422

Net Income	10,306	23,505	36,555	54,501
Preferred stock dividends and discount amortization	5,496	—	8,308	—

Net Income Available to Common Stockholders	$4,810	$23,505	$28,247	$54,501

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net Income per Common Share
Basic	$0.04	$0.27	$0.29	$0.70
Diluted	0.04	0.27	0.29	0.70

Cash Dividends per Common Share	0.12	0.24	0.36	0.72
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

						Accumulated Other
	Comprehensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2009		$—	$894	$953,200	$(1,143)	$(26,505)	$(462)	$925,984
Net income	$36,555				36,555			36,555
Change in other comprehensive income (loss), net of tax	(3,024)					(3,024)		(3,024)

Comprehensive income	$33,531

Common stock dividends ($0.36/share)					(35,312)			(35,312)
Preferred stock dividends and amortization of discount		4,975			(8,308)			(3,333)
Issuance of preferred stock and common stock warrant		95,025		4,723				99,748
Redemption of preferred stock		(100,000)						(100,000)
Issuance of common stock			243	126,924			(1,290)	125,877
Restricted stock compensation				1,689				1,689
Tax expense of stock-based compensation				(158)				(158)
Cumulative effect of applying FSP 115-2 and 124-2					4,563			4,563

Balance at September 30, 2009		$—	$1,137	$1,086,378	$(3,645)	$(29,529)	$(1,752)	$1,052,589

Balance at January 1, 2008		—	$602	$508,891	$42,426	$(6,738)	$(824)	$544,357
Net income	$54,501				54,501			54,501
Change in other comprehensive income (loss), net of tax	(14,196)					(14,196)		(14,196)

Comprehensive income	$40,305

Common stock dividends ($0.72/share)					(56,718)			(56,718)
Issuance of common stock			291	440,874	(218)		224	441,171
Restricted stock compensation				1,789				1,789
Tax benefit of stock-based compensation				776				776
Initial adjustment to apply EITF 06-04 and 06-10					(606)			(606)

Balance at September 30, 2008		$—	$893	$952,330	$39,385	$(20,934)	$(600)	$971,074

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Nine Months Ended
	September 30,
	2009	2008
Operating Activities
Net income	$36,555	$54,501
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	20,106	15,836
Provision for loan losses	40,878	21,073
Deferred taxes	(19,388)	(2,703)
Gain on sale of securities	(498)	(829)
Other-than-temporary impairment losses on securities	4,234	491
Tax expense (benefit) of stock-based compensation	158	(776)
Net change in:
Interest receivable	2,166	2,314
Interest payable	(2,741)	(137)
Residential mortgage loans held for sale	(8,355)	(1,079)
Trading securities	—	264,416
Bank owned life insurance	(53)	(3,671)
Other, net	30,964	(16,141)

Net cash flows provided by operating activities	104,026	333,295

Investing Activities
Net change in:
Interest bearing deposits with banks	(314)	3,465
Loans	(72,289)	(302,606)
Securities available for sale:
Purchases	(449,945)	(320,611)
Sales	758	2,521
Maturities	235,469	173,649
Securities held to maturity:
Purchases	(155,467)	(256,643)
Maturities	194,762	117,525
Purchase of bank owned life insurance	(8)	(22)
Withdrawal/surrender of bank owned life insurance	13,700	—
Increase in premises and equipment	(5,758)	(12,588)
Acquisitions, net of cash acquired	47	57,596

Net cash flows used in investing activities	(239,045)	(537,714)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	309,293	254,390
Time deposits	(105,133)	(55,359)
Short-term borrowings	10,144	85,778
Increase in long-term debt	26,502	109,669
Decrease in long-term debt	(137,495)	(102,385)
Decrease in junior subordinated debt	(506)	(337)
Issuance of preferred stock and common stock warrant	99,748	—
Redemption of preferred stock	(100,000)	—
Net proceeds from issuance of common stock	127,566	6,946
Tax (expense) benefit of stock-based compensation	(158)	776
Cash dividends paid	(38,645)	(56,718)

Net cash flows provided by financing activities	191,316	242,760

Net Increase in Cash and Due from Banks	56,297	38,341
Cash and due from banks at beginning of period	169,224	130,235

Cash and Due from Banks at End of Period	$225,521	$168,576

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009
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
BASIS OF PRESENTATION
     The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. Companies in which the Corporation controls operating and financing decisions (principally defined as owning a voting or economic interest greater than 50%) are also consolidated. Variable interest entities are consolidated if the Corporation is exposed to the majority of the variable interest entity’s expected losses and/or residual returns (i.e., the Corporation is considered to be the primary beneficiary). The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company (Regency), F.N.B. Capital Corporation, LLC and Bank Capital Services, and includes results for each of these entities in the accompanying consolidated financial statements.
     The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through November 9, 2009, the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).
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
CAPITAL
     On June 16, 2009, the Corporation completed a public offering of 24,150,000 shares of common stock at a price of $5.50 per share, including 3,150,000 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses were $125.8 million.
     On September 9, 2009, the Corporation utilized a portion of the proceeds of its public offering to redeem all of the preferred stock issued to the U.S. Department of the Treasury (UST) under the Troubled Assets Relief Program

Capital Purchase Program (CPP) and to pay the related final accrued dividend. Since receiving the CPP funds on January 9, 2009, the Corporation paid the UST $3.3 million in cash dividends. Upon redemption, the remaining difference of $4.3 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as non-cash deemed preferred stock dividends. The non-cash deemed preferred stock dividends had no impact on total equity, but reduced earnings per diluted common share by $0.04.
     The number of shares of common stock issuable upon exercise of the warrant that was issued to the UST in association with the CPP has been reduced by one-half as a result of the capital raised in the June 2009 offering. The warrant has an exercise price of $11.52 per share.
     The remaining offering proceeds were used for general corporate purposes and to enhance capital levels.
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
NEW ACCOUNTING STANDARDS
Accounting Standards Codification (the Codification or ASC)
     In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which established the Codification as the sole source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, with the exception of guidance issued by the SEC and its staff. Adoption of this accounting standard as of September 30, 2009 had no impact on the Corporation’s consolidated financial position or results of operations as it does not alter existing GAAP.
Determining Whether Impairment of a Debt Security is Other-Than-Temporary
     In January 2009, the FASB issued an accounting standard which aligned other-than-temporary impairment (OTTI) guidance applicable to purchased or retained beneficial interests with guidance pertaining to OTTI on other debt and equity securities.
     This accounting standard eliminated key distinctions that existed previously and promotes a more consistent determination of whether OTTI has occurred. The provisions of this accounting standard are effective for interim and annual reporting periods ending after December 15, 2008, and are to be applied prospectively. The Corporation adopted this accounting standard beginning October 1, 2008 and considered this guidance in determining OTTI beginning December 31, 2008. This accounting standard was subsequently codified into FASB ASC Topic 325, Investments-Other.

Recognition and Presentation of Other-Than-Temporary Impairment
     In April 2009, the FASB issued an accounting standard which significantly changes requirements for recognizing OTTI on debt securities, presentation of OTTI losses and modifies and expands disclosures about OTTI for debt and equity securities.
     Under this accounting standard, a debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security, before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.
     Upon adoption of this accounting standard on April 1, 2009, the Corporation recorded a cumulative effect adjustment of $4.6 million (after-tax) to reclassify from retained earnings to accumulated other comprehensive income the non-credit portion of OTTI loss previously recognized on debt securities it holds that it does not intend to sell, and it is more-likely-than-not it will not be required to sell, before recovery of the security’s amortized cost basis. This accounting standard was subsequently codified into FASB ASC Topic 320, Investments-Debt Securities.
Disclosures about Derivative Instruments and Hedging Activities
     In March 2008, the FASB issued an accounting standard which amends and expands the disclosure requirements for derivative financial instruments and hedging activities. Expanded disclosures under this accounting standard include (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under GAAP and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The standard also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The Corporation adopted this accounting standard effective January 1, 2009. This accounting standard relates to disclosures only and its adoption did not have any effect on the financial condition, results of operations or liquidity of the Corporation. This accounting standard was subsequently codified into FASB ASC Topic 815, Derivatives and Hedging.
Business Combinations
     In December 2007, the FASB issued an accounting standard which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This accounting standard is effective for the Corporation for acquisitions made after January 1, 2009 and, accordingly, was not used by the Corporation in recognizing and measuring the Omega and IRGB acquisitions in 2008. This accounting standard was subsequently codified into FASB ASC Topic 805, Business Combinations.
Noncontrolling Interests in Consolidated Financial Statements
     In December 2007, the FASB issued an accounting standard which establishes accounting and reporting standards for ownership interests in a subsidiary and for the deconsolidation of a subsidiary. The Corporation adopted this accounting standard effective January 1, 2009. The adoption of this standard did not have a material effect on the financial condition, results of operations or liquidity of the Corporation. This accounting standard was subsequently codified into FASB ASC Topic 810, Consolidation.

Fair Value Measurements
     In September 2006, the FASB issued an accounting standard which replaced the different definitions of fair value in then existing accounting literature with a single definition, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Corporation adopted this accounting standard on January 1, 2008. This accounting standard was subsequently codified into FASB ASC Topic 820, Fair Value Measurements and Disclosures.
     In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The standard provides additional guidance on when multiple valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The Corporation applied this accounting standard prospectively beginning on April 1, 2009. Application of this accounting standard did not result in significant changes to the Corporation’s valuation techniques. This accounting standard was subsequently codified into FASB ASC Topic 820.
     In April 2009, the FASB extended disclosures about the fair value of financial instruments to interim financial statements of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Corporation adopted this accounting standard as of June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption did not have any effect on the financial condition, results of operations or liquidity of the Corporation. This accounting standard was subsequently codified into FASB ASC Topic 825, Financial Instruments.
Subsequent Events
     In May 2009, the FASB issued an accounting standard which establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. This standard is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of this accounting standard, subsequently codified into FASB ASC Topic 855, Subsequent Events, as of June 30, 2009, had no impact on the Corporation’s consolidated financial condition, results of operations or liquidity.
Future Application of Accounting Pronouncements
     In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing involvement with the transferred financial asset. This accounting standard is effective for interim and annual reporting periods that begin after November 15, 2009. The Corporation does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
     In June 2009, the FASB issued an accounting standard which will require a qualitative rather than a quantitative analysis to establish the primary beneficiary for determining whether the consolidation of a variable interest entity (VIE) is required. The primary beneficiary of a VIE is the enterprise that has: (a) the power to direct the activities of the VIE that most significantly impact its economic performance, and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard is effective for interim and annual reporting periods that begin after November 15, 2009. The Corporation does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
     In December 2008, the FASB issued an accounting standard to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This accounting standard is effective for fiscal years ending after December 15, 2009. Adoption of this accounting standard will not have a material impact on the Corporation’s consolidated financial statements.

SECURITIES
          The amortized cost and fair value of securities are as follows (in thousands):
Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
U.S. Treasury and other U.S. government agencies and corporations	$251,498	$2,466	$(50)	$253,914
Residential mortgage-backed securities	338,592	6,158	(615)	344,135
States of the U.S. and political subdivisions	74,681	2,257	(20)	76,918
Collateralized debt obligations (CDOs)	25,170	—	(19,412)	5,758
Other debt securities	13,001	—	(2,935)	10,066

Total debt securities	702,942	10,881	(23,032)	690,791
Equity securities	2,780	168	(122)	2,826

	$705,722	$11,049	$(23,154)	$693,617

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$249,370	$3,925	$—	$253,295
Residential mortgage-backed securities	131,390	1,972	(306)	133,056
States of the U.S. and political subdivisions	71,065	254	(2,138)	69,181
Collateralized debt obligations	20,869	—	(6,242)	14,627
Other debt securities	13,350	—	(4,737)	8,613

Total debt securities	486,044	6,151	(13,423)	478,772
Equity securities	3,609	157	(268)	3,498

	$489,653	$6,308	$(13,691)	$482,270

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,455	$109	$—	$5,564
Residential mortgage-backed securities	675,404	28,123	(5,500)	698,027
States of the U.S. and political subdivisions	117,576	3,491	(318)	120,749
Collateralized debt obligations	3,707	—	(834)	2,873
Other debt securities	1,619	11	(151)	1,479

	$803,761	$31,734	$(6,803)	$828,692

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$506	$154	$—	$660
Residential mortgage-backed securities	721,682	15,915	(7,442)	730,155
States of the U.S. and political subdivisions	115,766	376	(928)	115,214
Collateralized debt obligations	3,785	—	(572)	3,213
Other debt securities	2,124	—	(115)	2,009

	$843,863	$16,445	$(9,057)	$851,251

          The Corporation classifies securities as trading securities when management intends to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Omega acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the second quarter of 2008. As of September 30, 2009 and December 31, 2008, the Corporation did not hold any trading securities.
          The Corporation recognized a gain of $0.2 million for the nine months ended September 30, 2009 relating to the acquisition of a company in which the Corporation owned stock. Also, the Corporation sold $0.8 million of securities at a gain of $0.1 million for the nine months ended September 30, 2009 and sold $2.5 million of securities at a gain of $0.1 million during the first nine months of 2008. The Corporation also recognized a gain of $0.2 million relating to called securities during the first nine months of 2009. Additionally, the Corporation recognized a gain of $0.7 million relating to the VISA, Inc. initial public offering during the first nine months of 2008. No security sales were at a loss.
          As of September 30, 2009, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,229	$5,214	$1,074	$1,085
Due from one to five years	250,049	252,664	35,151	36,019
Due from five to ten years	15,201	15,902	23,317	24,038
Due after ten years	93,871	72,876	68,815	69,523

	364,350	346,656	128,357	130,665
Residential mortgage-backed securities	338,592	344,135	675,404	698,027
Equity securities	2,780	2,826	—	—

	$705,722	$693,617	$803,761	$828,692

          Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.
          At September 30, 2009 and December 31, 2008, securities with a carrying value of $638.7 million and $670.2 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $564.1 million and $585.0 million at September 30, 2009 and December 31, 2008, respectively, were pledged as collateral for short-term borrowings.
          Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
U.S. Treasury and other U.S. government agencies and corporations	$16,850	$(50)	$—	$—	$16,850	$(50)
Residential mortgage-backed securities	98,277	(615)	—	—	98,277	(615)
States of the U.S. and political subdivisions	6,404	(20)	—	—	6,404	(20)
Collateralized debt obligations	4,189	(12,338)	1,569	(7,074)	5,758	(19,412)
Other debt securities	—	—	10,066	(2,935)	10,066	(2,935)
Equity securities	1,381	(113)	72	(9)	1,453	(122)

	$127,101	$(13,136)	$11,707	$(10,018)	$138,808	$(23,154)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2008
Residential mortgage-backed securities	$33,856	$(306)	$—	$—	$33,856	$(306)
States of the U.S. and political subdivisions	54,230	(2,138)	—	—	54,230	(2,138)
Collateralized debt obligations	—	—	4,181	(6,242)	4,181	(6,242)
Other debt securities	4,797	(1,375)	3,678	(3,362)	8,475	(4,737)
Equity securities	1,053	(258)	32	(10)	1,085	(268)

	$93,936	$(4,077)	$7,891	$(9,614)	$101,827	$(13,691)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2009
Residential mortgage-backed securities	$2,895	$(39)	$44,273	$(5,461)	$47,168	$(5,500)
States of the U.S. and political subdivisions	4,070	(314)	2,001	(4)	6,071	(318)
Collateralized debt obligations	—	—	2,873	(834)	2,873	(834)
Other debt securities	—	—	1,185	(151)	1,185	(151)

	$6,965	$(353)	$50,332	$(6,450)	$57,297	$(6,803)

December 31, 2008
Residential mortgage-backed securities	$96,213	$(6,531)	$7,832	$(911)	$104,045	$(7,442)
States of the U.S. and political subdivisions	44,555	(928)	—	—	44,555	(928)
Collateralized debt obligations	—	—	3,213	(572)	3,213	(572)
Other debt securities	277	(7)	1,232	(108)	1,509	(115)

	$141,045	$(7,466)	$12,277	$(1,591)	$153,322	$(9,057)

          As of September 30, 2009, securities with unrealized losses for less than 12 months include 2 investments in U.S. Treasury and other U.S. government agencies and corporations, 13 investments in residential mortgage-backed securities, 5 investments in states of the U.S. and political subdivision securities, 11 investments in collateralized debt obligations and 13 investments in equity securities. Securities with unrealized losses of greater than 12 months include 11 investments in residential mortgage-backed securities, 3 investments in states of the U.S. and political subdivisions, 5 investments in collateralized debt obligations, 8 investments in other debt securities and 1 investment in an equity security.
          The Corporation’s unrealized losses on CDOs primarily relate to investments in trust preferred securities. The Corporation’s portfolio of trust preferred securities consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for one investment in a senior tranche, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in trust preferred securities are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.
Other-Than-Temporary Impairment
          The Corporation evaluates its investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. The Corporation considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.
          When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statement of income. When impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the entity intends to sell the security or whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.

          If the Corporation intends to (has decided to) sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value.
          If the Corporation does not intend to sell the debt security and it is not more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis, OTTI shall be separated into the amount representing credit loss and the amount related to all other market factors. The amount related to credit loss shall be recognized in earnings. The amount related to other market factors shall be recognized in other comprehensive income, net of applicable taxes.
          The Corporation performs its OTTI evaluation process in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than- temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. In making these determinations for pooled trust preferred securities, the Corporation consults with third-party advisory firms to provide additional valuation assistance.
          This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recoveries or additional declines in fair value subsequent to the balance sheet date, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, repayment capacity, capital strength and near-term prospects.
          For debt securities, the Corporation also considers the payment structure of the debt security, the likelihood of the issuer being able to make future payments, failure of the issuer of the security to make scheduled interest and principal payments, whether the Corporation has made a decision to sell the security and whether the Corporation’s cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before a forecasted recovery occurs. For equity securities, the Corporation also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value. Among the factors that are considered in determining the Corporation’s intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, the Corporation’s intent and ability to retain the security, and whether it is more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis require considerable judgment.
          Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of FASB ASC Topic 325, Investments-Other. All other securities are required to be evaluated under FASB ASC Topic 320, Investments-Debt and Equity Securities
          The Corporation invested in trust preferred securities issued by special purpose vehicles (SPVs) which hold pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies and insurance companies. The securities issued by the SPVs are generally segregated into several classes known as tranches. Typically, the structure includes senior, mezzanine and equity tranches. The equity tranche represents the first loss position. The Corporation generally holds interests in mezzanine tranches. Interest and principal collected from the collateral held by the SPVs are distributed with a priority that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if certain tests are not met.
          The Corporation prices its holdings of trust preferred securities using Level 3 inputs in accordance with FASB ASC Topic 820, Fair Value Measurements and Disclosures and guidance issued by the SEC. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the Corporation considers the following:
•	that current defaults would have no recovery,

•	that some individually analyzed deferrals will cure at a 50% rate after five years, while others are expected to exhibit minimal recovery,

•	recent historical performance metrics, including profitability, capital ratios, loan charge-offs and loan reserve ratios, for the underlying institutions that would indicate a higher probability of default by the institution,

•	that institutions identified as possessing a higher probability of default would recover at a rate of 10% for banks and 15% for insurance companies,

•	that financial performance of the financial sector continues to be affected by the economic environment resulting in an expectation of additional deferrals and defaults in the future,

•	whether the security is currently deferring interest, and

•	the external rating of the security and recent changes to its external rating.
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
          The Corporation’s portfolio of trust preferred collateralized debt obligations consists of 13 pooled issues and seven single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At September 30, 2009, the 13 pooled trust preferred securities had an estimated fair value of $8.6 million while the single-issuer trust preferred securities had an estimated fair value of $11.3 million. The Corporation has concluded from the analysis performed at September 30, 2009 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled trust preferred securities, except for those on which OTTI was recognized.
          In 2008, the Corporation concluded that it was probable that there had been an adverse change in estimated cash flows for eight of the 13 pooled trust preferred security investments. Accordingly, the Corporation recognized OTTI on these securities of $15.9 million at December 31, 2008. Upon adoption of FASB ASC Topic 320, the Corporation determined that $7.0 million of those OTTI charges were non-credit related. As such, a $4.6 million (net of $2.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income were recorded as the cumulative effect of adopting FASB ASC Topic 320 as of April 1, 2009.
          At September 30, 2009, the Corporation concluded that it was probable that there had been an adverse change in estimated cash flows for two additional pooled trust preferred security investments. Accordingly, the Corporation recognized impairment losses on these securities of $6.9 million, $5.0 million of which is non-credit related. A credit loss of $1.9 million on these securities is included in net impairment losses on securities of $3.2 million for quarter ended September 30, 2009.
          The Corporation recognized impairment losses on securities of $15.9 million and $0.5 million during the nine months ended September 30, 2009 and 2008, respectively, due to the write-down to fair value of securities that the Corporation deemed to be other-than-temporarily impaired. Impairment losses related to bank stocks for the nine months ended September 30, 2009 and 2008 amounted to $0.7 million and $0.5 million, respectively. For the nine months ended September 30, 2009, impairment losses on pooled trust preferred securities amounted to $15.2 million, which includes $11.6 million ($7.6 million, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $3.6 million of credit related impairment losses recognized in earnings.

          The $0.7 million impairment losses on bank stocks relate to securities that have been in an unrealized loss position for an extended period of time or the percentage of unrealized loss is such that management believes it will be unlikely to recover in the near term. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At September 30, 2009, the Corporation held 24 bank stocks with an adjusted cost basis and fair value of $2.8 million.
          At September 30, 2009, all 10 of the pooled trust preferred security investments on which OTTI has been recognized are classified as non-performing investments.
          The following table presents a summary of the cumulative credit related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income at September 30, 2009 (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2009	2009
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(9,265)	$—
Amount of OTTI related to credit loss on April 1, 2009 (1)	—	(8,953)
Additions related to credit loss for securities with previously recognized OTTI	(1,255)	(1,567)
Additions related to credit loss for securities with initial OTTI	(1,943)	(1,943)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(12,463)	$(12,463)

(1)	Amount represents the OTTI charges recorded during the year ended December 31, 2008 for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of FASB ASC Topic 320, effective April 1, 2009.
          Trust preferred securities continue to experience price declines due to uncertainties surrounding these securities in the current market environment and the currently limited secondary market for such securities, in addition to issue-specific credit deterioration. Write-downs were based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate worse than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire portfolio each quarter to determine if additional write-downs are warranted.

     The following table provides information relating to the Corporation’s trust preferred securities as of September 30, 2009 (dollars in thousands):

										Expected
									Actual	Deferrals/	Excess
								Number of	Deferrals/	Defaults (as a %	Subordination
							Lowest	Issuers	Defaults (as	remaining	(as a % of
			Original	Amortized	Fair	Unrealized	Credit	Currently	a % of original	of performing	current
Deal Name	Type	Class	Cost	Cost	Value	Loss	Ratings	Performing	collateral)	collateral) (1)	collateral) (2)

Pooled Trust Preferred Securities:
P1	Pooled	C1	$5,530	$2,792	$606	$(2,186)	Ca	51	28.21%	21.37%	0.00%
P2	Pooled	C1	5,000	3,604	910	(2,694)	Ca	54	21.75%	25.85%	0.00%
P3	Pooled	C1	5,507	4,218	1,085	(3,133)	Ca	56	18.19%	18.53%	0.00%
P4	Pooled	C1	3,992	2,852	474	(2,378)	C	57	20.17%	20.23%	0.00%
P5	Pooled	MEZ	524	381	261	(120)	CC	28	17.82%	19.55%	0.62%
P6	Pooled	MEZ	2,061	1,280	450	(830)	Ca	24	30.37%	20.03%	0.00%
P7	Pooled	B3	1,992	755	180	(575)	Ca	24	35.79%	19.04%	0.00%
P8	Pooled	B1	3,053	2,472	629	(1,843)	Ca	58	21.99%	22.17%	0.00%
P9	Pooled	C	5,090	3,665	532	(3,133)	Ca	46	25.93%	25.67%	0.00%
P10	Pooled	A4L	2,035	645	223	(422)	Ca	34	25.22%	25.89%	0.00%

Total Other-Than-Temporarily Impaired			$34,784	$22,664	$5,350	$(17,314)		432	23.98%	21.76%

P11	Pooled	C	$500	$503	$134	$(369)	Ca	61	14.70%	17.44%	7.13%
P12	Pooled	C	2,000	2,003	274	(1,729)	Ca	56	17.38%	21.68%	2.68%
P13	Pooled	SNR	4,227	3,707	2,873	(834)	A3	26	8.78%	18.60%	44.29%

Total Not Other-Than-Temporarily Impaired			$6,727	$6,213	$3,281	$(2,932)		143	14.66%	19.23%

Total Pooled Trust Preferred Securities			$41,511	$28,877	$8,631	$(20,246)		575	21.93%	21.13%

Single Issuer Trust Preferred Securities:
S1	Single		$1,935	$1,943	$1,267	$(676)	B	1	0.0%	0.0%
S2	Single		1,881	1,903	1,267	(636)	BBB+	1	0.0%	0.0%
S3	Single		2,116	2,058	1,790	(268)	B+	1	0.0%	0.0%
S4	Single		2,000	2,000	1,421	(579)	B+	1	0.0%	0.0%
S5	Single		4,156	4,098	3,654	(444)	A-	1	0.0%	0.0%
S6	Single		997	999	667	(332)	B	1	0.0%	0.0%
S7	Single		1,371	1,336	1,185	(151)	B	1	0.0%	0.0%

Total Single Issuer Trust Preferred Securities			$14,456	$14,337	$11,251	$(3,086)		7	0.0%	0.0%

Total Trust Preferred Securities			$55,967	$43,214	$19,882	$(23,332)		582

(1)	Some current deferrals and defaults will cure at a 50% rate after five years, while others are excepted to exhibit minimal recovery. Future deferrals and defaults are assumed to have recovery rates of 10% for banks and 15% for insurance companies.

(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

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
          At both September 30, 2009 and December 31, 2008, the Corporation’s FHLB stock totaled $28.0 million and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with FASB ASC Topic 325, Investments-Other, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
          The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At June 30, 2009, the FHLB’s capital ratio of 5.8% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:
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
          The Corporation believes its holdings in the stock are ultimately recoverable at par value at September 30, 2009 and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

BORROWINGS
          Following is a summary of short-term borrowings (in thousands):

	September 30,	December 31,
	2009	2008
Securities sold under repurchase agreements	$478,315	$414,705
Subordinated notes	117,871	95,032
Federal funds purchased	—	86,000
Other short-term borrowings	10,220	526

	$606,406	$596,263

          Following is a summary of long-term debt (in thousands):

	September 30,	December 31,
	2009	2008
Federal Home Loan Bank advances	$312,541	$431,398
Subordinated notes	66,103	58,028
Convertible debt	613	613
Other long-term debt	—	211

	$379,257	$490,250

          The Corporation’s banking affiliate has available credit with the FHLB of $1.5 billion, of which $312.5 million was used as of September 30, 2009. These advances are secured by loans and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 2.28% to 5.54% for the nine months ended September 30, 2009 and 2.12% to 5.54% for the year ended December 31, 2008.
JUNIOR SUBORDINATED DEBT OWED TO UNCONSOLIDATED SUBSIDIARY TRUSTS
          The Corporation has four unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts are not consolidated because the Corporation is not the primary beneficiary. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (trust preferred securities) to third-party investors. The proceeds from the sale of trust preferred securities and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. The Trusts pay dividends on the trust preferred securities at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of the Omega acquisition.
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

          The following table provides information relating to the Trusts as of September 30, 2009 (dollars in thousands):

	F.N.B.	F.N.B.		Sun Bancorp
	Statutory	Statutory	Omega Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,807	18,042
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	3.85%	7.17%	5.98%	10.20%
	variable;	fixed until 6/15/11;	fixed until 10/09;
	LIBOR plus	then LIBOR plus	then LIBOR plus
	325 basis points	165 basis points	219 basis points
DERIVATIVE INSTRUMENTS
          The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Corporation’s existing interest rate derivatives result from a service provided to certain qualifying customers and, therefore, are not used to manage interest rate risk in the Corporation’s assets or liabilities. The Corporation manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.
          The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the variable and fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated as hedging instruments under FASB ASC Topic 815, Derivatives and Hedging. These instruments and their offsetting positions are reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.
          At September 30, 2009, the Corporation was party to 84 swaps with notional amounts totaling approximately $335.7 million with customers, and 84 swaps with notional amounts totaling approximately $335.7 million with derivative counterparties. The asset and liability associated with these interest rate swaps were $16.6 million included in other assets and $15.8 million included in other liabilities, respectively. During the nine months ended September 30, 2009, the Corporation recognized a net gain of $0.2 million included in other non-interest income related to changes in fair value.
          Interest rate swap agreements generally require posting of collateral by either party under certain conditions. At September 30, 2009, the Corporation has posted collateral with derivative counterparties with a fair value of $5.6 million. Additionally, if the Corporation breaches its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $10.2 million in excess of amounts previously posted as collateral with the counterparty.
          The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at September 30, 2009 were not material.
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
          Following is a summary of off-balance sheet credit risk information (in thousands):

	September 30,	December 31,
	2009	2008
Commitments to extend credit	$1,431,635	$1,254,470
Standby letters of credit	77,756	97,016
          At September 30, 2009, funding of approximately 75.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
          The Corporation and its subsidiaries, FNBPA and Regency, are defending a class action lawsuit in which the plaintiffs seek certain statutory damages and other equitable relief. The plaintiffs allege that FNBPA and Regency violated the Pennsylvania commercial code by failing to provide accurate and complete notices of repossession and demands for payment to certain Pennsylvania customers whose motor vehicles were repossessed and later sold at public or private sales. On November 13, 2008, the court issued an order certifying two classes and one subclass of Pennsylvania customers proposed by plaintiffs. On September 25, 2009, the court issued an order narrowing its prior order and more specifically identifying those persons to whom class notice should be sent by plaintiffs. The Corporation and its subsidiaries are vigorously defending the plaintiffs’ claims. In addition, FNBPA and Regency will assert counterclaims against certain customers that could reduce, eliminate or offset certain claimed statutory damages. The plaintiffs have not made any formal or specific financial demand and any possible loss cannot be reasonably estimated at this time.
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
          At September 30, 2009, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not to realize the benefits of its deferred tax assets, net of the valuation allowance, at September 30, 2009 based on the level of historical taxable income and taxes paid in available carry-back periods.
EARNINGS PER COMMON SHARE
          Earnings per common share is computed using net income available to common stockholders, which is net income adjusted for the preferred stock dividend and discount amortization.
          Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding net of unvested shares of restricted stock.
          Diluted earnings per common share is calculated by dividing net income available to common stockholders adjusted for interest expense on convertible debt by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, warrants, restricted shares and convertible debt, as calculated using the treasury stock method. Adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.
          The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income available to common stockholders — basic earnings per share	$4,809	$23,505	$28,246	$54,501
Interest expense on convertible debt	5	5	15	15

Net income available to common stockholders after assumed conversion — diluted earnings per share	$4,814	$23,510	$28,261	$54,516

Basic weighted average common shares outstanding	113,571,703	87,291,008	98,869,326	77,749,543
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	299,234	284,146	235,683	362,527

Diluted weighted average common shares outstanding	113,870,937	87,575,154	99,105,009	78,112,070

Basic earnings per common share	$0.04	$0.27	$0.29	$0.70

Diluted earnings per common share	$0.04	$0.27	$0.29	$0.70

          For the three months ended September 30, 2009 and 2008, 1,437,326 and 255,221 shares of common stock, respectively, related to stock options and warrants were outstanding but not included in the computation of diluted earnings per share because they were antidilutive. For the nine months ended September 30, 2009 and 2008, 1,559,725 and 90,638 shares of common stock, respectively, related to stock options and warrants were outstanding but not included in the computation of diluted earnings per share because they were antidilutive.
STOCK INCENTIVE PLANS
Restricted Stock
          The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the nine months ended September 30, 2009 and 2008, the Corporation issued 469,346 and 245,255 restricted stock awards with aggregate weighted average grant date fair values of $2.8 million and $3.3 million, respectively. The Corporation has available up to 2,859,743 shares of common stock to issue under these Plans.
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
          Share-based compensation expense related to restricted stock awards was $1.7 million and $1.9 million for the nine months ended September 30, 2009 and 2008, the tax benefit of which was $0.6 million and $0.7 million, respectively.
          The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	527,101	$15.34	387,064	$17.59
Granted	469,346	5.99	245,255	13.51
Vested	(99,369)	17.59	(114,675)	18.58
Forfeited	(90,705)	13.04	(27,441)	14.67
Dividend reinvestment	33,446	6.64	26,756	14.24

Unvested awards outstanding at end of period	839,819	9.75	516,959	15.41

          The total fair value of awards vested was $1.0 million and $1.5 million for the nine months ended September 30, 2009 and 2008, respectively.

          As of September 30, 2009, there was $4.8 million of unrecognized compensation cost related to unvested restricted stock awards including $0.1 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of FASB ASC Topic 718, Compensation — Stock Compensation, on January 1, 2006. The components of the restricted stock awards as of September 30, 2009 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	311,225	528,594	839,819
Unrecognized compensation expense	$1,581	$3,240	$4,821
Intrinsic value	$2,213	$3,758	$5,971
Weighted average remaining life (in years)	2.16	2.74	2.53
Stock Options
          No stock options were granted during the nine months ended September 30, 2009 or 2008. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. Shares issued upon the exercise of stock options were 1,624 and 485,607 for the nine months ended September 30, 2009 and 2008, respectively.
          The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	1,299,318	$14.00	1,139,845	$11.75
Assumed in acquisitions	—	—	845,969	16.00
Exercised	(1,624)	15.53	(485,607)	11.74
Forfeited	(291,911)	14.90	(99,217)	17.68

Options outstanding and exercisable at end of period	1,005,783	13.74	1,400,990	13.90

          The intrinsic value of outstanding and exercisable stock options at September 30, 2009 was $(6.5) million, since the fair value of the stock subject to the options was less than the exercise price.
Warrants
          The Corporation assumed warrants to issue 123,394 shares of common stock at an exercise price of $10.00 in conjunction with a previous acquisition. Such warrants are exercisable and will expire on various dates in 2009. The Corporation has reserved shares of common stock for issuance in the event these warrants are exercised. As of September 30, 2009, warrants to purchase 28,604 shares of common stock remain outstanding.
          In conjunction with its participation in the CPP, the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant has been reduced in half to 651,041.5 shares as of June 16, 2009, the date the Corporation completed a public offering. The warrant has an exercise price of $11.52 per share.
RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
          The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. During 2007, the Corporation amended the RIP such that it is closed to participants who commence employment with the Corporation on or after January 1, 2008. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan, the Corporation does not expect to make a contribution to the RIP in 2009.
          The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the two percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008, at which time the Corporation recognized a one-time charge of $0.8 million. The Corporation expects an annual savings of approximately $0.3 million as a result of freezing the BRP.
          The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$772	$935	$2,580	$2,518
Interest cost	1,770	1,794	5,244	5,090
Expected return on plan assets	(1,798)	(2,409)	(5,388)	(6,780)
Amortization:
Unrecognized net transition asset	(23)	(26)	(70)	(72)
Unrecognized prior service credit	(299)	(303)	(896)	(849)
Unrecognized loss	781	210	2,159	579
One-time charge	—	—	—	358

Net periodic pension benefit cost	$1,203	$201	$3,629	$844

          The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $3.2 million and $3.1 million for the nine months ended September 30, 2009 and 2008, respectively.
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
          The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service cost	$—	$(3)	$—	$27
Interest cost	20	32	70	89
Amortization:
Unrecognized prior service credit	—	—	—	—
Unrecognized loss	(1)	1	1	2

Net periodic postretirement benefit cost	$19	$30	$71	$118

COMPREHENSIVE INCOME
          The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$10,306	$23,505	$36,555	$54,501
Other comprehensive loss:
Unrealized gains (losses) on securities:
Arising during the period, net of tax expense (benefit) of $1,860, $(2,054), $(3,046) and $(7,321)	3,454	(3,816)	(5,657)	(13,596)
Less: reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(1,098), $13, $(1,307) and $131	2,039	(25)	2,428	(244)
Unrealized loss on swap, net of tax benefit of $(69)	—	—	—	(128)
Pension and postretirement amortization, net of tax (benefit) expense of $(147), $(43), $110 and $(123)	(274)	(80)	205	(228)

Other comprehensive loss	5,219	(3,921)	(3,024)	(14,196)

Comprehensive income	$15,525	$19,584	$33,531	$40,305

          The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows (in thousands):

September 30	2009	2008
Unrealized net gain (loss) on other available for sale securities	$3,685	$(14,460)
Non-credit related unrealized loss on other-than-temporarily impaired debt securities	(11,252)	—
Unrecognized pension and postretirement obligations	(21,962)	(6,474)

Accumulated other comprehensive loss	$(29,529)	$(20,934)

CASH FLOW INFORMATION
          Following is a summary of supplemental cash flow information (in thousands):

	2009	2008
Nine Months Ended September 30
Interest paid on deposits and other borrowings	$97,452	$114,150
Income taxes paid	4,000	16,500
Transfers of loans to other real estate owned	13,431	10,750
Financing of other real estate owned sold	489	807
BUSINESS SEGMENTS
          The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment provides services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
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

At or for the Three	Community	Wealth
Months Ended September 30, 2009	Banking	Management	Insurance	Consumer Finance	Parent and Other	Consolidated
Interest income	$87,644	$3	$64	$8,154	$668	$96,533
Interest expense	24,763	—	—	1,353	2,873	28,989
Net interest income	62,881	3	64	6,801	(2,205)	67,544
Provision for loan losses	14,693	—	—	1,521	241	16,455
Non-interest income	17,047	4,583	3,321	533	(1,522)	23,962
Non-interest expense	49,512	3,672	3,140	4,027	238	60,589
Intangible amortization	1,533	92	107	—	—	1,732
Income tax expense (benefit)	2,975	297	51	650	(1,549)	2,424
Net income (loss)	11,215	525	87	1,136	(2,657)	10,306
Total assets	8,398,925	19,881	21,152	167,720	(11,806)	8,595,872
Total intangibles	543,058	12,409	12,302	1,809	—	569,578

At or for the Three Months	Community	Wealth
Ended September 30, 2008	Banking	Management	Insurance	Consumer Finance	Parent and Other	Consolidated
Interest income	$99,975	$17	$87	$8,232	$490	$108,801
Interest expense	35,566	2	—	1,409	2,919	39,896
Net interest income	64,409	15	87	6,823	(2,429)	68,905
Provision for loan losses	4,940	—	—	1,464	110	6,514
Non-interest income	19,710	5,489	3,329	521	(816)	28,233
Non-interest expense	44,985	3,754	2,965	3,960	85	55,749
Intangible amortization	1,953	83	126	—	—	2,162
Income tax expense (benefit)	9,073	595	125	699	(1,284)	9,208
Net income (loss)	23,168	1,072	200	1,221	(2,156)	23,505
Total assets	8,281,235	19,964	23,925	164,779	(32,552)	8,457,351
Total intangibles	549,628	12,827	13,054	1,809	—	577,318

At or for the Nine Months	Community	Wealth
Ended September 30, 2009	Banking	Management	Insurance	Consumer Finance	Parent and Other	Consolidated
Interest income	$265,653	$10	$218	$24,006	$1,782	$291,669
Interest expense	81,735	—	—	4,256	8,720	94,711
Net interest income	183,918	10	218	19,750	(6,938)	196,958
Provision for loan losses	35,726	—	—	4,626	526	40,878
Non-interest income	58,136	14,856	10,749	1,636	(4,786)	80,591
Non-interest expense	149,998	11,875	9,203	11,680	1,442	184,198
Intangible amortization	4,764	275	321	—	—	5,360
Income tax expense (benefit)	12,213	976	513	1,847	(4,991)	10,558
Net income (loss)	39,353	1,740	930	3,233	(8,701)	36,555
Total assets	8,398,925	19,881	21,152	167,720	(11,806)	8,595,872
Total intangibles	543,058	12,409	12,302	1,809	—	569,578

At or for the Nine Months	Community	Wealth
Ended September 30, 2008	Banking	Management	Insurance	Consumer Finance	Parent and Other	Consolidated
Interest income	$277,452	$48	$329	$23,938	$856	$302,623
Interest expense	106,449	5	—	4,273	8,469	119,196
Net interest income	171,003	43	329	19,665	(7,613)	183,427
Provision for loan losses	16,593	—	—	3,911	569	21,073
Non-interest income	54,693	15,427	10,271	1,663	(4,197)	77,857
Non-interest expense	128,772	10,811	8,597	11,402	252	159,834
Intangible amortization	3,908	179	367	—	—	4,454
Income tax expense (benefit)	21,751	1,594	604	2,171	(4,698)	21,422
Net income (loss)	54,672	2,886	1,032	3,844	(7,933)	54,501
Total assets	8,281,235	19,964	23,925	164,779	(32,552)	8,457,351
Total intangibles	549,628	12,827	13,054	1,809	—	577,318
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
          In determining fair value, the Corporation uses various valuation approaches, including market, income and cost approaches. FASB ASC Topic 820, Fair Value Measurements and Disclosures, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Corporation. Unobservable inputs reflect the Corporation’s assumptions about the assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.
          The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:
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
          Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
          Securities available-for-sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2009, approximately 95.5% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 4.5% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.
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
          The Corporation uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of investment securities. The Corporation validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing by Corporate personnel familiar with market liquidity and other market related conditions.

          The Corporation determines the valuation of its investments in trust preferred debt securities with the assistance of a third-party independent financial consulting firm that specializes in advisory services related to illiquid financial investments. The consulting firm provides the Corporation appropriate valuation methodology, performance assumptions, modeling techniques, discounted cash flows, discount rates and sensitivity analyses with respect to levels of defaults and deferrals necessary to produce losses. Additionally, the Corporation utilizes the firm’s expertise to reassess assumptions to reflect actual conditions. Accessing the services of a financial consulting firm with a focus on financial instruments assists the Corporation in accurately valuing these complex financial instruments and facilitates informed decision-making with respect to such instruments.
Derivative Financial Instruments
          The Corporation determines its fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects contractual terms of the derivative, including the period to maturity and uses observable market based inputs, including interest rate curves and implied volatilities.
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
          Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Residential Mortgage Loans Held For Sale
          These loans are carried at the lower of cost or fair value. Under lower-of-cost-or-fair value accounting, it periodically may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based on independent quoted market prices and is classified as Level 2.
Impaired Loans
          The Corporation reserves for commercial and commercial real estate loans that the Corporation considers impaired as defined in FASB ASC Topic 310, Receivables, at the time the Corporation identifies the loan as impaired based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.
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
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets measured at fair value:
Securities available for sale	$1,027	$661,733	$30,857	$693,617
Derivative financial instruments	—	16,559	—	16,559

	$1,027	$678,292	$30,857	$710,176

Liabilities measured at fair value:
Derivative financial instruments	—	$15,774	—	$15,774

	—	$15,774	—	$15,774

          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2009
Balance at beginning of period	$17,026	$23,394
Total gains (losses) — realized/unrealized:
Included in earnings	(3,198)	(3,510)
Included in other comprehensive income	2,564	(3,439)
Purchases, issuances, and settlements	14,465	14,465
Transfers in and/or (out) of Level 3	—	(53)

Balance at end of period	$30,857	$30,857

          The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.
          The amount of total losses included in earnings for the three and nine months ended September 30, 2009 attributable to the change in unrealized gains or losses relating to assets still held at September 30, 2009 are $3.2 million and $3.5 million, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.

          In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis during the first nine months of 2009 that were still held at September 30, 2009, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

					Total Losses for
					the Nine Months
	Fair Value at September 30, 2009				Ended September 30,
	Level 1	Level 2	Level 3	Total	2009
Impaired loans	—	$27,203	$11,282	$38,485	$8,851
Other real estate owned	—	3,791	4,005	7,796	2,700

	—	$30,994	$15,287	$46,281	$11,551

          Impaired loans measured or re-measured at fair value on a non-recurring basis during the first nine months of 2009 had a carrying amount of $46.4 million and an allocated allowance for loan losses of $13.2 million at September 30, 2009. The allocated allowance is based on fair value of $38.5 million less estimated costs to sell of $5.3 million. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $8.9 million which was included in the provision for loan losses for the nine months ended September 30, 2009.
          OREO with a carrying amount of $10.5 million were written down to $7.8 million (fair value of $9.0 million less estimated costs to sell of $1.2 million), resulting in a loss of $2.7 million, which was included in earnings for the nine months ended September 30, 2009.
Fair Value of Financial Instruments
          The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$228,814	$228,814	$172,203	$172,203
Securities available for sale	693,617	693,617	482,270	482,270
Securities held to maturity	803,761	828,692	843,863	851,251
Net loans, including loans held for sale	5,750,573	5,776,978	5,726,358	5,733,157
Bank owned life insurance	204,098	204,098	217,737	217,737
Accrued interest receivable	27,672	27,672	29,838	29,838

Financial Liabilities
Deposits	6,258,783	6,306,876	6,054,623	6,089,424
Short-term borrowings	606,406	607,172	596,263	596,263
Long-term debt	379,257	390,054	490,250	502,713
Junior subordinated debt owed to unconsolidated subsidiary trusts	204,880	84,352	205,386	107,062
Accrued interest payable	9,992	9,992	12,732	12,732
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
We have reviewed the condensed consolidated balance sheet of F.N.B. Corporation and subsidiaries (F.N.B. Corporation) as of September 30, 2009, and the related condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2009 and 2008 and the consolidated statements of stockholders’ equity and cash flows for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of F.N.B. Corporation’s management.
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
November 9, 2009

PART I.
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three- and nine-month periods ended September 30, 2009. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The Corporation’s results of operations for the nine months ended September 30, 2009 are not necessarily indicative of results to be expected for the year ending December 31, 2009.
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
Goodwill
          Goodwill is subject to impairment testing, which must be conducted at least annually. The Corporation performs goodwill impairment testing in the fourth quarter of each year. Due to ongoing uncertainty regarding market conditions surrounding the banking industry, the Corporation continues to monitor goodwill for impairment and to evaluate its carrying amount, as necessary. Based on the results of testing performed, the Corporation concluded that no impairment existed at December 31, 2008, March 31, 2009, June 30, 2009 or September 30, 2009.
          At September 30, 2009, total goodwill amounted to $528.7 million, of which $510.0 million relates to the Corporation’s Community Banking segment. Because of uncertain market conditions during the third quarter of 2009, the Corporation updated its review for goodwill impairment for its Community Banking segment at September 30, 2009. To determine the fair value of the Community Banking reporting unit, the Corporation utilized an income approach. This approach is based on discounted cash flows derived from assumptions of balance sheet and income statement activity. It also factors in costs of equity and weighted-average costs of capital to determine an appropriate discount rate. Applying this methodology, the degree by which the fair value of the Community Banking reporting unit exceeded its carrying value at September 30, 2009 was approximately 21%.
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
          On September 9, 2009, the Corporation redeemed all of the 100,000 outstanding shares of its preferred stock originally issued to the UST in conjunction with the CPP. Since receiving the CPP funds on January 9, 2009, the Corporation paid the UST $3.3 million in cash dividends. Upon redemption, the difference of $4.3 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend. This non-cash deemed preferred stock dividend had no impact on total equity, but reduced earnings per diluted common share by $0.04. In total, CPP costs reduced earnings per diluted common share by $0.05.
          Because the Corporation issued preferred stock to the UST in January 2009, the Corporation is required to report net income available to common stockholders for the periods in which the preferred stock was outstanding. Net income available to common stockholders is calculated by subtracting the preferred stock dividends and discount amortization from net income.
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
RESULTS OF OPERATIONS
Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008
          Net income for the nine months ended September 30, 2009 was $36.6 million, compared to net income for the same period of 2008 of $54.5 million. Net income available to common stockholders for the nine months ended September 30, 2009 was $28.2 million or $0.29 per diluted share, compared to net income available to common stockholders for the same period of 2008 of $54.5 million or $0.70 per diluted share. Net income available to common stockholders for the nine months ended September 30, 2009 included $8.3 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. For the nine months ended September 30, 2009, the Corporation’s return on average equity was 4.58% and its return on average assets was 0.57%, compared to 9.04% and 0.98%, respectively, for the nine months ended September 30, 2008.

          In addition to evaluating its results of operations in accordance with GAAP, the Corporation routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity, return on average tangible common equity and return on average tangible assets. The Corporation believes these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s operating performance and trends, and facilitates comparisons with the performance of the Corporation’s peers. The non-GAAP financial measures used by the Corporation may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations. The following tables summarize the Corporation’s non-GAAP financial measures for the year-to-date periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Nine Months Ended
	September 30,
	2009	2008
Return on average tangible equity:
Net income (annualized)	$48,874	$72,800
Amortization of intangibles, net of tax (annualized)	4,658	3,867

	$53,532	$76,667

Average total stockholders’ equity	$1,066,683	$805,540
Less: Average intangibles	(572,444)	(438,832)

	$494,239	$366,708

Return on average tangible equity	10.83%	20.91%

Return on average tangible common equity:
Net income available to common stockholders (annualized)	$37,764	$72,800
Amortization of intangibles, net of tax (annualized)	4,658	3,867

	$42,422	$76,667

Average total stockholders’ equity	$1,066,683	$805,540
Less: Average preferred stockholders’ equity	(85,035)	—
Less: Average intangibles	(572,444)	(438,832)

	$409,204	$366,708

Return on average tangible common equity	10.37%	20.91%

Return on average tangible assets:
Net income (annualized)	$48,874	$72,800
Amortization of intangibles, net of tax (annualized)	4,658	3,867

	$53,532	$76,667

Average total assets	$8,580,798	$7,455,911
Less: Average intangibles	(572,444)	(438,832)

	$8,008,354	$7,017,079

Return on average tangible assets	0.67%	1.09%

          The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2009			2008
		Interest			Interest
		Income/	Yield/	Average	Income/	Yield/
	Average Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$2,335	$4	0.20%	$4,360	$75	2.31%
Federal funds sold	18,864	69	0.48	19,293	301	2.05
Taxable investment securities (1)	1,183,115	38,366	4.28	1,003,960	36,235	4.79
Non-taxable investment securities (2)	185,944	8,013	5.75	179,907	7,519	5.57
Loans (2) (3)	5,815,899	249,906	5.73	5,258,390	262,933	6.68

Total interest earning assets (2)	7,206,157	296,358	5.48	6,465,910	307,063	6.34

Cash and due from banks	357,230			138,944
Allowance for loan losses	(105,681)			(65,129)
Premises and equipment	121,519			103,990
Other assets	1,001,573			812,196

	$8,580,798			$7,455,911

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,157,008	11,179	0.69	$1,786,874	19,821	1.48
Savings	848,157	2,412	0.38	725,143	5,254	0.97
Certificates and other time	2,276,079	53,471	3.14	2,072,524	59,115	3.81
Treasury management accounts	451,208	3,418	1.00	353,377	6,070	2.26
Other short-term borrowings	108,919	2,951	3.57	148,215	4,127	3.66
Long-term debt	444,087	13,622	4.10	499,671	15,889	4.25
Junior subordinated debt	205,130	7,658	4.99	187,558	8,920	6.35

Total interest bearing liabilities (2)	6,490,588	94,711	1.95	5,773,362	119,196	2.75

Non-interest bearing demand	928,238			793,836
Other liabilities	95,289			83,173

	7,514,115			6,650,371
Stockholders’ equity	1,066,683			805,540

	$8,580,798			$7,455,911

Excess of interest earning assets over interest bearing liabilities	$715,569			$692,548

Fully tax-equivalent net interest income		201,647			187,867
Tax-equivalent adjustment		4,689			4,440

Net interest income		$196,958			$183,427

Net interest spread			3.53%			3.59%

Net interest margin (2)			3.72%			3.88%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
          Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). For the nine months ended September 30, 2009, net interest income, which comprised 71.0% of net revenue (net interest income plus non-interest income) compared to 70.2% for the same period in 2008, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, increased $13.8 million or 7.3% from $187.9 million for the nine months ended September 30, 2008 to $201.6 million for the same period of 2009. Average interest earning assets increased $740.2 million or 11.4% and average interest bearing liabilities increased $717.2 million or 12.4% from the nine months ended September 30, 2008 due to organic loan and deposit growth and the Omega and IRGB acquisitions. The Corporation’s net interest margin decreased from 3.88% for the first nine months of 2008 to 3.72% for the first nine months of 2009 as loan yields declined faster than deposit rates, reflecting the actions taken by the FRB to lower interest rates during the fourth quarter of 2008 combined with competitive pressures on deposit rates. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(24)	$(48)	$(72)
Federal funds sold	(7)	(225)	(232)
Securities	5,765	(3,140)	2,625
Loans	24,163	(37,189)	(13,026)

	29,897	(40,602)	(10,705)

Interest Expense
Deposits:
Interest bearing demand	3,677	(12,319)	(8,642)
Savings	784	(3,626)	(2,842)
Certificates and other time	5,656	(11,300)	(5,644)
Treasury management accounts	1,359	(4,011)	(2,652)
Other short-term borrowings	(623)	(553)	(1,176)
Long-term debt	(1,730)	(537)	(2,267)
Junior subordinated debt	779	(2,041)	(1,262)

	9,902	(34,387)	(24,485)

Net Change	$19,995	$(6,215)	$13,780

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $296.4 million for the first nine months of 2009 decreased by $10.7 million or 3.5% from the same period of 2008. Average interest earning assets of $7.2 billion for the first nine months of 2009 grew $740.2 million or 11.4% from the same period of 2008 primarily driven by the Omega and IRGB acquisitions which increased loans by $1.1 billion and $160.2 million, respectively, at the time of acquisition. Organic loan growth was flat for the first nine months of 2009 compared to the same period of 2008. The yield on interest earning assets decreased 86 basis points from the nine months ended September 30, 2008 to 5.48% for the nine months ended September 30, 2009, reflecting changes in interest rates as the FRB has lowered its federal funds target rate from 4.25% at the beginning of 2008 to a current range of 0.00% to 0.25%.
          Interest expense of $94.7 million for the nine months ended September 30, 2009 decreased by $24.5 million or 20.5% from the same period of 2008. The rate paid on interest bearing liabilities decreased 80 basis points to 1.95% during the first nine months of 2009 compared to the first nine months of 2008, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $717.2 million or 12.4% to average $6.5 billion for the first nine months of 2009. This growth was primarily attributable to the Omega and IRGB acquisitions combined with organic growth. The Omega and IRGB acquisitions increased deposits by $1.3 billion and $256.8 million, respectively, at the time of acquisition. The Corporation also recognized organic average deposit and treasury management account growth of $0.3 million or 4.7% for the first nine months of 2009, compared to the first nine months of 2008 driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market.
Provision for Loan Losses
          The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
          The provision for loan losses of $40.9 million during the first nine months of 2009 increased $19.8 million from the same period in 2008 due to higher net charge-offs and increased allocations for a weaker economic environment. The significant increases primarily reflect continued weakness in the Corporation’s Florida portfolio, and, to a much lesser extent, the slowing economy in Pennsylvania. The $40.9 million provision for loan losses for the first nine months of 2009 was comprised of $21.7 million relating to FNBPA’s Florida region, $4.6 million relating to Regency and $14.6 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first nine months of 2009, net charge-offs were $39.7 million or 0.91% (annualized) of average loans compared to $11.4 million or 0.29% (annualized) of average loans for the same period in 2008. The net charge-offs for the first nine months of 2009 were comprised of $23.5 million or 11.12% (annualized) of average loans relating to FNBPA’s Florida region, $4.6 million or 3.94% (annualized) of average loans relating to Regency and $11.6 million or 0.29% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $80.6 million for the first nine months of 2009 increased $2.7 million or 3.5% from the same period of 2008. This increase resulted primarily from increases in both service charges and insurance commissions and fees reflecting organic growth and the impact of acquisitions combined with a gain on the sale of a building acquired in a previous acquisition and gains on the sale of residential mortgage loans. These items were partially offset by decreases in securities commissions and fees, trust fees, income from bank owned life insurance and gain on the sale of securities and higher OTTI charges. These items are further explained in the following paragraphs.
          Service charges on loans and deposits of $43.0 million for the first nine months of 2009 increased $2.9 million or 7.3% from the same period of 2008, reflecting organic growth and the expansion of the Corporation’s customer base as a result of the Omega and IRGB acquisitions during 2008.
          Insurance commissions and fees of $12.9 million for the nine months ended September 30, 2009 increased $0.8 million or 6.7% from the same period of 2008 primarily as a result of the acquisition of Omega during 2008.
          Securities commissions of $5.2 million for the first nine months of 2009 decreased by $0.4 million or 6.8% from the same period of 2008 primarily due to lower activity due to market conditions, partially offset by the acquisition of Omega during 2008.
          Trust fees of $8.8 million for the first nine months of 2009 decreased by $0.2 million or 2.5% from the same period of 2008 due to the negative effect of market conditions on assets under management, partially offset by growth in assets under management resulting from the Omega acquisition during 2008.

          Income from bank owned life insurance of $4.4 million for the nine months ended September 30, 2009 decreased by $0.3 million or 6.0% from the same period of 2008. This decrease was primarily attributable to death claims, lower yields and a $13.7 million withdrawal from the policy due to the unfavorable market conditions during the second quarter of 2009.
          Gain on the sale of residential mortgage loans of $2.3 million for the first nine months of 2009 increased by $0.9 million or 60.6% from the same period of 2008 due to a higher volume of loan sales resulting from higher loan refinancing due to the lower interest rate environment. For the first nine months of 2009, the Corporation sold $158.9 million of residential mortgage loans compared to $96.5 million for the same period of 2008.
          Gain on the sale of securities of $0.5 million for the first nine months of 2009 decreased $0.3 million or 39.9% from the same period of 2008 as management did not sell as many equity securities during 2009 due to unfavorable market prices for the bank stock portfolio. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in the first quarter of 2008 in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities since the Corporation’s cost basis in Visa is zero.
          Net impairment losses on securities of $4.2 million for the nine months ended September 30, 2009 increased by $3.7 million from the same period of 2008 due to impairment losses during 2009 of $3.5 million related to investments in pooled trust preferred securities and $0.7 million related to investments in bank stocks.
          Other income of $7.7 million for the first nine months of 2009 increased $3.1 million or 66.8% from the same period of 2008. The primary items contributing to this increase were $1.1 million more in gains relating to payments received on impaired loans acquired in previous acquisitions, a gain of $0.8 million on the sale of a building acquired in a previous acquisition and an increase of $0.7 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income. These items were partially offset by a decrease of $0.4 million on the dividends received on non-marketable equity securities.
Non-Interest Expense
          Total non-interest expense of $189.6 million for the first nine months of 2009 increased $25.3 million or 15.4% from the same period of 2008. This increase was primarily attributable to operating expenses resulting from the Omega and IRGB acquisitions in 2008 combined with increases in salaries and employee benefits and Federal Deposit Insurance Corporation (FDIC) insurance.
          Salaries and employee benefits of $95.1 million for the nine months ended September 30, 2009 increased $7.8 million or 9.0% from the same period of 2008. This increase was primarily attributable to the acquisitions of Omega and IRGB during 2008 combined with $1.1 million in additional pension expense during the first nine months of 2009 as a result of an increase in the actuarial valuation amount.
          Combined net occupancy and equipment expense of $28.8 million for the first nine months of 2009 increased $4.0 million or 16.0% from the combined level for the same period in 2008, primarily due to the Omega and IRGB acquisitions during 2008.
          Amortization of intangibles expense of $5.4 million for the first nine months of 2009 increased $0.9 million or 20.4% from the same period of 2008 due to higher intangible balances resulting from the Omega and IRGB acquisitions during 2008.
          Outside services expense of $17.6 million for the nine months ended September 30, 2009 increased $2.3 million or 15.1% from the same period in 2008 primarily due to the Omega and IRGB acquisitions during 2008, combined with higher fees for professional services, including legal fees incurred for loan workout efforts.
          FDIC insurance of $11.2 million for the first nine months of 2009 increased $10.6 million from the same period of 2008 due to a one-time special assessment of $4.0 million paid during the second quarter of 2009, combined with an increase in FDIC insurance premium rates for 2009 and FNBPA having utilized its FDIC insurance premium credits in prior periods.

          Other non-interest expense decreased slightly to $31.5 million for the first nine months of 2009 from $31.8 million for the first nine months of 2008. During the first nine months of 2008, the Corporation recorded merger-related expenses of $3.6 million relating to the acquisition of Omega. Additional operating costs during the first nine months of 2009 associated with the Corporation’s acquisitions of Omega and IRGB in 2008 were offset by the decrease in merger-related expense.
Income Taxes
          The Corporation’s income tax expense of $10.6 million for the first nine months of 2009 decreased $10.9 million or 50.7% from the same period of 2008. The effective tax rate of 22.4% for the first nine months of 2009 declined from 28.2% for the same period of 2008, primarily due to lower taxable income for the first nine months of 2009. Income taxes and the effective tax rate for the nine months ended September 30, 2009 and 2008 were favorably impacted by $0.4 million and $0.5 million, respectively, due to the resolution of previously uncertain tax positions. The lower effective tax rate reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
          Net income for the quarter ended September 30, 2009 was $10.3 million, compared to net income for the same period of 2008 of $23.5 million. Net income available to common stockholders for the three months ended September 30, 2009 was $4.8 million or $0.04 per diluted share, compared to net income available to common stockholders for the same period of 2008 of $23.5 million or $0.27 per diluted share. Net income available to common stockholders for the three months ended September 30, 2009 included $5.5 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. For the three months ended September 30, 2009, the Corporation’s return on average equity was 3.62% and return on average assets was 0.47%, compared to 9.99% and 1.13%, respectively, for the three months ended September 30, 2008.
          The following tables summarize the Corporation’s non-GAAP financial measures for the quarterly periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended
	September 30,
	2009	2008
Return on average tangible equity:
Net income (annualized)	$40,887	$93,507
Amortization of intangibles, net of tax (annualized)	4,467	5,591

	$45,354	$99,098

Average total stockholders’ equity	$1,128,898	$936,452
Less: Average intangibles	(570,705)	(550,673)

	$558,193	$385,779

Return on average tangible equity	8.13%	25.69%

Return on average tangible common equity:
Net income available to common stockholders (annualized)	$19,081	$93,507
Amortization of intangibles, net of tax (annualized)	4,467	5,591

	$23,548	$99,098

Average total stockholders’ equity	$1,128,898	$936,452
Less: Average preferred stockholders’ equity	(72,727)	—
Less: Average intangibles	(570,705)	(550,673)

	$485,466	$385,779

Return on average tangible common equity	4.85%	25.69%

	Three Months Ended
	September 30,
	2009	2008
Return on average tangible assets:
Net income (annualized)	$40,887	$93,507
Amortization of intangibles, net of tax (annualized)	4,467	5,591

	$45,354	$99,098

Average total assets	$8,701,854	$8,265,506
Less: Average intangibles	(570,705)	(550,673)

	$8,131,149	$7,714,833

Return on average tangible assets	0.56%	1.28%

          The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended September 30,
	2009			2008
					Interest
		Interest Income/	Yield/	Average	Income/	Yield/
	Average Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$1,520	$—	0.06%	$5,224	$14	1.08%
Federal funds sold	—	(58)	—	13,463	68	1.98
Taxable investment securities (1)	1,272,091	12,771	3.97	1,119,980	13,291	4.71
Non-taxable investment securities (2)	194,086	2,792	5.75	184,055	2,601	5.65
Loans (2) (3)	5,814,013	82,672	5.65	5,766,959	94,395	6.52

Total interest earning assets (2)	7,281,710	98,177	5.36	7,089,681	110,369	6.20

Cash and due from banks	411,615			158,491
Allowance for loan losses	(103,249)			(73,656)
Premises and equipment	119,786			120,806
Other assets	991,992			970,184

	$8,701,854			$8,265,506

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,256,086	3,530	0.62	$2,018,070	6,900	1.36
Savings	845,082	560	0.26	808,135	1,721	0.85
Certificates and other time	2,223,126	16,200	2.89	2,250,043	19,758	3.49
Treasury management accounts	465,250	1,095	0.92	398,575	1,914	1.88
Other short-term borrowings	118,274	977	3.23	145,960	1,252	3.36
Long-term debt	412,411	4,210	4.05	501,500	5,231	4.15
Junior subordinated debt	204,962	2,417	4.68	205,637	3,120	6.04

Total interest bearing liabilities (2)	6,525,191	28,989	1.76	6,327,920	39,896	2.50

Non-interest bearing demand	951,113			907,146
Other liabilities	96,652			93,988

	7,572,956			7,329,054
Stockholders’ equity	1,128,898			936,452

	$8,701,854			$8,265,506

Excess of interest earning assets over interest bearing liabilities	$756,519			$761,761

Fully tax-equivalent net interest income		69,188			70,473
Tax-equivalent adjustment		1,644			1,568

Net interest income		$67,544			$68,905

Net interest spread			3.60%			3.70%

Net interest margin (2)			3.78%			3.97%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a FTE basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
          Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. For the three months ended September 30, 2009, net interest income, which comprised 73.8% of net revenue (net interest income plus non-interest income) compared to 70.9% for the same period in 2008, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, decreased $1.3 million from $70.5 million for the three months ended September 30, 2008 to $69.2 million for the same period of 2009. Average interest earning assets increased $192.0 million or 2.7% and average interest bearing liabilities increased $197.3 million or 3.1% from the three months ended September 30, 2008 due to organic loan and deposit growth and the IRGB acquisition. The Corporation’s net interest margin decreased from 3.97% for the third quarter of 2008 to 3.78% for the third quarter of 2009 as loan yields declined faster than deposit rates, reflecting the actions taken by the FRB to lower interest rates during the fourth quarter of 2008 combined with competitive pressures on deposit rates. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(6)	$(8)	$(14)
Federal funds sold	(63)	(63)	(126)
Securities	1,763	(2,092)	(329)
Loans	94	(11,817)	(11,723)

	1,788	(13,980)	(12,192)

Interest Expense
Deposits:
Interest bearing demand	844	(4,214)	(3,370)
Savings	99	(1,260)	(1,161)
Certificates and other time	(200)	(3,358)	(3,558)
Treasury management accounts	280	(1,099)	(819)
Other short-term borrowings	(103)	(172)	(275)
Long-term debt	(899)	(122)	(1,021)
Junior subordinated debt	(10)	(693)	(703)

	11	(10,918)	(10,907)

Net Change	$1,777	$(3,062)	$(1,285)

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $98.2 million for the third quarter of 2009 decreased by $12.2 million or 11.0% from the same period of 2008 as growth on average interest earning assets was offset by a lower rate environment. Average interest earning assets of $7.3 billion for the third quarter of 2009 grew $192.0 million or 2.7% from the same period of 2008 primarily driven by the IRGB acquisition which increased loans by $160.2 million at the time of acquisition. The yield on interest earning assets decreased 84 basis points from the three months ended September 30, 2008 to 5.36% for the three months ended September 30, 2009, reflecting changes in interest rates as the

FRB has lowered its federal funds target rate from 4.25% at the beginning of 2008 to a current range of 0.00% to 0.25%.
          Interest expense of $29.0 million for the three months ended September 30, 2009 decreased by $10.9 million or 27.3% from the same period of 2008. The rate paid on interest bearing liabilities decreased 74 basis points to 1.76% during the third quarter of 2009 compared to the third quarter of 2008, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $197.3 million or 3.1% to average $6.5 billion for the third quarter of 2009. This growth was primarily attributable to the IRGB acquisition combined with organic growth. The IRGB acquisition increased deposits by $256.8 million at the time of acquisition. The Corporation also recognized organic average deposit and treasury management account growth of $229.6 million or 3.6% for the third quarter of 2009, compared to the third quarter of 2008 driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market.
Provision for Loan Losses
          The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
          The provision for loan losses of $16.5 million during the third quarter of 2009 increased $9.9 million from the same period in 2008 due to higher net charge-offs and increased allocations for a weaker economic environment. The increase primarily reflects continued weakness in the Corporation’s Florida portfolio, and, to a lesser extent, the slowing economy in Pennsylvania. The $16.5 million provision for loan losses for the third quarter of 2009 was comprised of $7.4 million relating to FNBPA’s Florida region, $1.5 million relating to Regency and $7.6 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the third quarter of 2009, net charge-offs were $10.0 million or 0.68% (annualized) of average loans compared to $4.3 million or 0.30% (annualized) of average loans for the same period in 2008. The net charge-offs for the third quarter of 2009 were comprised of $4.1 million or 5.90% (annualized) of average loans relating to FNBPA’s Florida region, $1.5 million or 3.64% (annualized) of average loans relating to Regency and $4.4 million or 0.33% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $24.0 million for the third quarter of 2009 decreased $4.3 million or 15.1% from the same period of 2008. This decrease resulted from declines in all major fee business reflecting the current economic conditions. These items are further explained in the following paragraphs.
          Service charges on loans and deposits of $14.8 million for the third quarter of 2009 decreased $0.2 million or 1.6% from the same period of 2008, reflecting customer behavior changes in a slow economic environment.
          Insurance commissions and fees of $4.0 million for the three months ended September 30, 2009 was flat compared to the same period of 2008 due to the current economic environment.
          Securities commissions of $1.5 million for the third quarter of 2009 decreased by $0.6 million or 27.8% from the same period of 2008 primarily due to lower activity given the market conditions.
          Trust fees of $2.9 million for the third quarter of 2009 decreased by $0.4 million or 11.2% from the same period of 2008 primarily due to the negative effect of market conditions on assets under management.
          Income from bank owned life insurance of $1.4 million for the three months ended September 30, 2009 decreased by $0.4 million or 24.6% from the same period of 2008. This decrease was primarily attributable to death claims, lower yields and a $13.7 million withdrawal from the policy due to the unfavorable market conditions during the second quarter of 2009.
          Gain on the sale of residential mortgage loans of $0.7 million for the third quarter of 2009 increased by $0.2 million or 39.6% from the same period of 2008 due to a higher volume of loan sales given increased refinancing activity as a result of the lower rate environment. For the third quarter of 2009, the Corporation sold $44.0 million of residential mortgage loans compared to $35.0 million for the same period of 2008.
          Net impairment losses on securities of $3.3 million for the three months ended September 30, 2009 increased by $3.3 million from the same period of 2008 due to impairment losses during the third quarter of 2009 of $3.2 million related to investments in pooled trust preferred securities and $0.1 million related to investments in bank stocks.
          Other income of $2.1 million for the third quarter of 2009 increased $0.3 million or 16.3% from the same period of 2008. The primary reason for this increase was an increase of $0.4 million in gains relating to payments received on impaired loans acquired in previous acquisitions, partially offset by a decrease of $0.2 million in dividends on non-marketable equity securities.
Non-Interest Expense
          Total non-interest expense of $62.3 million for the third quarter of 2009 increased $4.4 million or 7.6% from the same period of 2008. This increase was primarily attributable to a $2.4 million increase in FDIC insurance, combined with a $1.7 million increase in salaries and employee benefits and a $0.5 million increase in combined net occupancy and equipment. These items are further explained in the following paragraphs.
          Salaries and employee benefits of $31.4 million for the three months ended September 30, 2009 increased $1.7 million or 5.6% from the same period of 2008 reflecting higher pension costs resulting from an the impact of 2008 market performance, combined with the effect of the IRGB acquisition.
          Combined net occupancy and equipment expense of $9.3 million for the third quarter of 2009 increased $0.5 million or 5.6% from the combined level for the same period in 2008, primarily due to the IRGB acquisition during 2008.
          Amortization of intangibles expense of $1.7 million for the third quarter of 2009 decreased $0.4 million or 19.9% from the same period of 2008 as a result of certain intangibles becoming completely amortized during 2009, partially offset by the impact of the IRGB acquisition.
          Outside services expense of $5.8 million for the three months ended September 30, 2009 increased $0.6 million or 11.8% from the same period in 2008 primarily due to the IRGB acquisition during 2008, combined with higher fees for professional services, including legal fees related to loan workout efforts.
          FDIC insurance of $2.6 million for the three months ended September 30, 2009 increased $2.4 million from the same period of 2008 due to an increase in FDIC insurance premium rates for 2009 and FNBPA having utilized its FDIC insurance premium credits in prior periods.
          Other non-interest expenses of $11.5 million for the third quarter of 2009 decreased $0.3 million or 2.6% from the same period of 2008. This decrease is primarily the result of merger-related expenses of $0.9 million relating to the acquisitions of Omega and IRGB recorded by the Corporation during the third quarter of 2008, partially offset by an increase of $0.6 million in loan related fees, relating primarily to taxes and condominium fees associated with the Florida loan market.
Income Taxes
          The Corporation’s income tax expense of $2.4 million for the third quarter of 2009 decreased $6.8 million or 73.7% from the same period of 2008. The effective tax rate of 19.0% for the third quarter of 2009 declined from 28.1% for the same period of 2008, primarily due to lower taxable income for the third quarter of 2009. Income taxes and the effective tax rate for the three months ended September 30, 2009 and 2008 were favorably impacted by $0.2 million and $0.3 million, respectively, due to the resolution of previously uncertain tax positions. The lower effective tax rate reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.

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
          The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions and other factors. Cash on hand at the parent at September 30, 2009 was $81.1 million, up from $66.8 million at December 31, 2008, as the Corporation took a number of actions to bolster its cash position. On January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued preferred stock valued at $100.0 million as part of the UST’s CPP. The Corporation redeemed the preferred stock on September 9, 2009. Additionally, on January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock dividend rate from $0.24 to $0.12 per quarter, thus reducing 2009’s liquidity needs by approximately $43.1 million. Finally, on June 16, 2009, the Corporation completed a common stock offering that raised $125.8 million in total capital, $98.0 million of which has been invested in FNBPA. The parent also may draw on an approved guidance line of credit with a major domestic bank. This line was unused and totaled $25.0 million as of September 30, 2009 and December 31, 2008. In addition, the Corporation also issues subordinated notes on a regular basis. Subordinated note growth for 2009 to-date was $30.9 million or 20.2%. One customer accounted for $17.7 million of that growth.
          FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the 224 banking offices of FNBPA in the form of deposits and treasury management accounts. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short-term and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.
          The recent financial market crisis, which began in 2007, escalated in the second half of 2008 and resulted in the UST, FRB and FDIC intervening with a number of programs designed to provide liquidity, capital and increased deposit insurance to the U.S. financial system. The Corporation has voluntarily elected to participate in a number of these programs, including the previously mentioned UST’s CPP program and the FDIC’s Temporary Liquidity Guarantee Program (TLGP). The Corporation has not issued any debt under the TLGP, which expires April 30, 2010.
          The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by its ratio of total deposits and treasury management accounts to total assets of 78.4% and 77.3% as of September 30, 2009 and December 31, 2008, respectively. Over this time period, growth in deposits and treasury management accounts was $267.8 million or 4.1%. The Corporation had unused wholesale credit availability of $2.7 billion or 31.3% of total assets at September 30, 2009 and $2.7 billion or 32.9% of total assets at December 31, 2008. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. During the first nine months of 2009, the Corporation expanded its borrowing capacity at the FRB by approximately $400.0 million by pledging additional loans as collateral. The Corporation also took a number of actions to bolster liquidity throughout 2008. These actions included a $200.0 million increase in federal fund lines, increased brokered CD capacity and becoming a participant in the Certificate of Deposit Account Registry Services (CDARS) program operated by the Promontory Interfinancial Network, LLC. Further, the Corporation’s election not to opt out of the FDIC’s TLGP resulted in $140.0 million of increased funding availability.
          In addition, the ALCO regularly monitors various liquidity ratios and forecasts of the Corporation’s liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

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
          Changes in market interest rates may result in changes in the fair value of the Corporation’s financial instruments, cash flows and net interest income. The ALCO is responsible for market risk management which involves devising policy guidelines, risk measures and limits, and managing the amount of interest rate risk and its effect on net interest income and capital. The Corporation uses derivative financial instruments for interest rate risk management purposes and not for trading or speculative purposes.
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

          The following table presents the amounts of IEA and IBL as of September 30, 2009 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,757,453	$395,257	$346,203	$586,544	$3,085,457
Investments	228,849	80,017	222,575	297,435	828,876

	1,986,302	475,274	568,778	883,979	3,914,333

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,645,032	—	—	—	1,645,032
Time deposits	142,343	229,092	331,053	517,890	1,220,378
Borrowings	429,096	216,127	66,064	127,292	838,579

	2,216,471	445,219	397,117	645,182	3,703,989

Period Gap	$(230,169)	$30,055	$171,661	$238,797	$210,344

Cumulative Gap	$(230,169)	$(200,114)	$(28,453)	$210,344

IEA/IBL (Cumulative)	0.90	0.92	0.99	1.06

Cumulative Gap to IEA	(3.1)%	(2.7)%	(0.4)%	2.8%

          The cumulative twelve-month IEA to IBL ratio changed slightly to 1.06 for September 30, 2009 from 1.08 for December 31, 2008.
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
          The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of September 30, 2009.
          The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	September 30,	December 31,	ALCO
	2009	2008	Guidelines
Net interest income change (12 months):
+ 200 basis points	(0.2)%	(0.3)%	+/-5.0%
+ 100 basis points	0.1%	0.2%	+/-5.0%
- 100 basis points	(1.1)%	(2.4)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(5.6)%	(0.1)%	—
+ 100 basis points	(2.2)%	1.1%	—
- 100 basis points	(0.2)%	6.3%	—
          The Corporation has a relatively neutral interest rate risk position. The Corporation bases its conclusion on its relatively stable net interest margin despite the recent market rate volatility.
          During the first nine months of 2009, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 54.6% of total loans as of December 31, 2008 to 56.5% of total loans as of September 30, 2009. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 2.5 years for September 30, 2009 versus 2.7 years for December 31, 2008. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. For additional information regarding interest rate swaps, see the Derivative Instruments footnote.
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
DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
          Following is a summary of deposits and treasury management accounts (in thousands):

	September 30,	December 31,
	2009	2008
Non-interest bearing	$972,859	$919,539
Savings and NOW	3,072,601	2,816,628
Certificates of deposit and other time deposits	2,213,323	2,318,456

Total deposits	6,258,783	6,054,623
Treasury management accounts	478,315	414,705

Total deposits and treasury management accounts	$6,737,098	$6,469,328

          Total deposits and treasury management accounts increased by $267.8 million or 4.1% to $6.7 billion at September 30, 2009 compared to December 31, 2008, primarily as a result of an increase in transaction accounts, which is comprised of non-interest bearing, savings and NOW accounts, which was partially offset by a decline in certificates of deposit. The increase in transaction accounts is a result of the Corporation’s ability to capitalize on competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking. Certificates of deposit are down by design reflecting the Corporation’s continuing strategy to focus on growing core transaction accounts.
LOANS
          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also consists of commercial loans in Florida, which totaled $271.6 million or 4.7% of total loans as of September 30, 2009 compared to $294.2 million or 5.1% of total loans as of December 31, 2008. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $158.6 million or 2.7% of total loans as of September 30, 2009. The Corporation also operates a mortgage loan production office in Tennessee.

          Following is a summary of loans, net of unearned income (in thousands):

	September 30,	December 31,
	2009	2008
Commercial	$3,226,720	$3,173,941
Direct installment	993,863	1,070,791
Residential mortgages	594,586	638,356
Indirect installment	544,579	531,430
Consumer lines of credit	395,366	340,750
Other	82,288	65,112

	$5,837,402	$5,820,380

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
          Unearned income on loans was $35.6 million and $34.0 million at September 30, 2009 and December 31, 2008, respectively.
          Total loans were essentially unchanged at $5.8 billion for both the periods ended September 30, 2009 and December 31, 2008. However, the Corporation saw a favorable shift in the loan mix as commercial, consumer lines of credit and indirect installment loans increased by 1.7%, 16.0% and 2.5%, respectively, while direct installment and residential mortgages declined 7.2% and 6.9%, respectively.
          The composition of the Corporation’s commercial loan portfolio in Florida remains generally consistent with December 31, 2008 and was comprised of the following as of September 30, 2009: unimproved residential land (14.5%), unimproved commercial land (26.3%), improved land (4.1%), income producing commercial real estate (31.8%), residential construction (8.3%), commercial construction (11.6%), commercial and industrial (2.2%) and owner-occupied (1.2%). The weighted average loan-to-value ratio for this portfolio is 73.0% as of September 30, 2009.
          The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of September 30, 2009 and December 31, 2008, commercial real estate loans were $2.0 billion at each date, or 34.5% and 34.3% of total loans, respectively. Approximately 46.0% of the commercial real estate loans are owner-occupied, while the remaining 54.0% are non-owner-occupied. As of September 30, 2009 and December 31, 2008, the Corporation had construction loans of $197.6 million and $176.7 million, respectively, representing 3.4% and 3.0% of total loans, respectively.
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

          Following is a summary of non-performing assets (in thousands):

	September 30,	December 31,
	2009	2008
Non-accrual loans	$125,630	$139,607
Restructured loans	8,282	3,872

Total non-performing loans	133,912	143,479
Other real estate owned (OREO)	19,741	9,177

Total non-performing loans and OREO	153,653	152,656
Non-performing investments	5,758	10,456

Total non-performing assets	$159,411	$163,112

Asset quality ratios:
Non-performing loans as a percent of total loans	2.29%	2.47%
Non-performing loans + OREO as a percent of total loans + OREO	2.62%	2.62%
Non-performing assets as a percent of total assets	1.85%	1.95%
          During the third quarter of 2009, non-performing loans and OREO increased $12.8 million from $140.9 million at June 30, 2009 to $153.7 million at September 30, 2009. This increase in non-performing loans and OREO reflects a $6.0 million increase in non-accrual loans associated with the Corporation’s Pennsylvania loan portfolio resulting from two local shared national credits which the Corporation obtained through acquisitions and a $2.5 million increase in non-accrual loans relating to the Corporation’s Florida loan portfolio, combined with a $2.0 million increase in restructured mortgages and a $1.0 million increase in OREO.
          Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

	September 30,	December 31,
	2009	2008
Loans 90 days or more past due	$13,215	$13,677
As a percentage of total loans	0.23%	0.23%
          Following is a summary of information pertaining to loans considered to be impaired (in thousands):

	September 30,	December 31,
	2009	2008
Impaired loans with an allocated allowance	$70,659	$78,823
Impaired loans without an allocated allowance	68,788	59,323

Total impaired loans	$139,447	$138,146

Allocated allowance on impaired loans	$17,878	$20,505

          The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.

          The following tables provide additional information relating to non-performing loans for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
September 30, 2009
Non-performing loans	$59,104	$68,073	$6,735	$133,912
Other real estate owned (OREO)	10,380	8,067	1,294	19,741
Total past due loans	54,057	2,700	5,151	61,908
Non-performing loans/total loans	1.09%	25.06%	4.25%	2.29%
Non-performing loans + OREO/ total loans + OREO	1.28%	27.22%	5.02%	2.62%

December 31, 2008
Non-performing loans	$45,458	$93,116	$4,905	$143,479
Other real estate owned (OREO)	7,054	1,138	985	9,177
Total past due loans	51,458	—	5,613	57,071
Non-performing loans/total loans	0.85%	31.65%	3.10%	2.47%
Non-performing loans + OREO/ total loans + OREO	0.98%	31.91%	3.70%	2.62%
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
          The components of the allowance for loan losses represent estimates based upon FASB ASC Topic 450, Contingencies,and FASB ASC Topic 310, Receivables. FASB ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under FASB ASC Topic 310. FASB ASC Topic 310 is applied to commercial loans that are individually evaluated for impairment.
          Under FASB ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.
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
          In evaluating its Florida loan portfolio at that time, the Corporation increased the allowance to address the heightened level of inherent risk in that portfolio given the significant deterioration in that market. In applying the methodology to this portfolio, the Corporation utilized quantitative loss factors provided by the Office of the Comptroller of the Currency (OCC) based on a prior recession. The OCC supplied rates are more appropriate than historical loss history due to the limited age and relatively small size of the portfolio; furthermore, all non-performing loans within this pool have been evaluated for impairment under FASB ASC Topic 310 requirements. The combined impact of the significant deterioration in the Florida market and separately evaluating the Florida loan portfolio utilizing these quantitative factors was a $12.3 million increase in the Corporation’s allowance for loan losses for the Florida loan portfolio at December 31, 2008, with the predominant factor being the impact of the significant deterioration in the Florida market.
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
          Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$99,415	$71,484	$104,730	$52,806
Addition from acquisitions	—	1,080	15	12,324
Charge-offs	(10,617)	(4,942)	(41,855)	(13,778)
Recoveries	639	619	2,124	2,330

Net charge-offs	(9,978)	(4,323)	(39,731)	(11,448)
Provision for loan losses	16,455	6,514	40,878	21,073

Balance at end of period	$105,892	$74,755	$105,892	$74,755

Allowance for loan losses to:
Total loans, net of unearned income			1.72%	1.27%
Non-performing loans			81.49%	95.97%
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
          During the first nine months of 2009, activity throughout the Florida marketplace increased across various asset classes as price points had been reduced to levels that generated interest from buyers. The Corporation experienced increased activity and levels of interest in condominiums and developed residential lots. In addition, the

Corporation also experienced increased interest in land as a number of clients pursued sales opportunities for further development.
          During the first nine months of 2009, the Corporation was able to reduce its Florida land related portfolio including OREO by $21.2 million or 14.1%, reducing total land related exposure to $128.9 million. On a year-over-year basis, the land related portfolio has been reduced $38.6 million or 23.0%. In addition, the condominium portfolio exposure was reduced by $11.6 million or 67.7% since December 31, 2008 to stand at $5.6 million at September 30, 2009. The year-over-year reduction is $14.8 million or 72.8% since September 30, 2008. These reductions are consistent with the Corporation’s objective to reduce this exposure in the Florida portfolio.
          The allowance for loan losses at September 30, 2009 increased $31.1 million from September 30, 2008 representing a 41.7% increase in reserves for loan losses between those periods, due to higher net charge-offs, additional specific reserves related to increases in non-accrual loans and increased allocations for a weaker economic environment. The significant increase reflects deterioration in Florida that accelerated in the fourth quarter of 2008, and to some extent, the slowing economy in Pennsylvania. For the nine months ended September 30, 2009, net charge-offs totaled $39.7 million compared to $11.4 million during the first nine months of 2008, an increase of $28.3 million due to the weaker economic environment. The total charge-offs for the nine months ended September 30, 2009 include $17.5 million related to three Florida loans, of which nearly $7.0 million relates to a performing land loan whereby the Corporation reached an agreement with the borrower to restructure the loan at $16.3 million based upon the borrowers capacity and commitment to support the project. In doing so, the borrower posted contractual payments for one year in conjunction with a remargining of the collateral position supporting the performing status of the loan. Additionally, during the first nine months of 2009, the Corporation provided $21.6 million to the reserve related to Florida, bringing the total allowance for loan losses for the Florida portfolio to $26.6 million or 9.80% of total loans in that portfolio.
          The allowance for loan losses as a percentage of non-performing loans decreased from 96.97% as of September 30, 2008 to 79.08% as of September 30, 2009. While the allowance for loan losses increased $31.1 million or 41.7% on a year-over-year basis, non-performing loans increased $56.8 million or 73.7% over the same period. The reduction in the allowance coverage of non-performing loans relates to the nature of the loans that were added to non- performing status which were supported to a large extent by real estate collateral at current valuations and therefore did not require a 100% reserve allocation given the estimated loss exposure on the loans.
          The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended September 30, 2009
Provision for loan losses	$7,555	$7,379	$1,521	$16,455
Allowance for loan losses	72,764	26,627	6,501	105,892
Net loan charge-offs	4,469	4,059	1,450	9,978
Net loan charge-offs (annualized)/average loans	0.33%	5.90%	3.64%	0.68%
Allowance for loan losses/total loans	1.35%	9.80%	4.10%	1.81%
Allowance for loan losses/non-performing loans	123.11%	39.12%	96.53%	79.08%

At or for the Three Months Ended December 31, 2008
Provision for loan losses	$17,532	$32,035	$1,731	$51,298
Allowance for loan losses	69,745	28,506	6,479	104,730
Net loan charge-offs	5,759	13,745	1,644	21,148
Net loan charge-offs (annualized)/average loans	0.45%	18.59%	4.15%	1.44%
Allowance for loan losses/total loans	1.30%	9.69%	4.10%	1.80%
Allowance for loan losses/non-performing loans	153.43%	30.61%	132.09%	72.99%

          At September 30, 2009 and 2008, the Corporation had $9.6 million and $15.3 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with FASB ASC Topic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.
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
          The Corporation has an effective shelf registration statement filed with the Securities and Exchange Commission. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or trust preferred securities. As of September 30, 2009, the Corporation has issued 24,150,000 common shares in a public equity offering.
          On September 9, 2009, the Corporation redeemed all of the 100,000 outstanding shares of its preferred stock originally issued to the UST in conjunction with the CPP. Since receiving the CPP funds on January 9, 2009, the Corporation paid the UST $3.3 million in cash dividends. Upon redemption, the difference of $4.3 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend. This non-cash deemed preferred stock dividend had no impact on total equity, but reduced earnings per diluted common share by $0.04. In total, CPP costs reduced earnings per diluted common share by $0.05.
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
          The Corporation’s management believes that, as of September 30, 2009 and December 31, 2008, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.
          As of September 30, 2009, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

          Following are the capital ratios as of September 30, 2009 and December 31, 2008 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$799,937	13.0%	$616,561	10.0%	$493,249	8.0%
FNBPA	740,717	12.4	597,786	10.0	478,229	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	711,663	11.5	369,937	6.0	246,624	4.0
FNBPA	665,678	11.1	358,672	6.0	239,114	4.0

Leverage Ratio:
F.N.B. Corporation	711,663	8.7	407,540	5.0	326,032	4.0
FNBPA	665,678	8.4	397,498	5.0	317,998	4.0

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
December 31, 2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$662,600	11.1%	$595,569	10.0%	$476,455	8.0%
FNBPA	624,976	10.7	583,070	10.0	466,456	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	577,317	9.7	357,342	6.0	238,228	4.0
FNBPA	551,931	9.5	349,842	6.0	233,228	4.0

Leverage Ratio:
F.N.B. Corporation	577,317	7.3	393,141	5.0	314,513	4.0
FNBPA	551,931	7.2	385,201	5.0	308,161	4.0
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
ITEM 4. CONTROLS AND PROCEDURES
          EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13(a)—15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
          CHANGES IN INTERNAL CONTROLS. The Chief Executive Officer and the Chief Financial Officer have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2009, as required by paragraph (d) of Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
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
          The Corporation and its subsidiaries, FNBPA and Regency, are defending a class action lawsuit in which the plaintiffs seek certain statutory damages and other equitable relief. The plaintiffs allege that FNBPA and Regency violated the Pennsylvania commercial code by failing to provide accurate and complete notices of repossession and demands for payment to certain Pennsylvania customers whose motor vehicles were repossessed and later sold at public or private sales. On November 13, 2008, the court issued an order certifying two classes and one subclass of Pennsylvania customers proposed by plaintiffs. On September 25, 2009, the court issued an order narrowing its prior order and more specifically identifying those persons to whom class notice should be sent by plaintiffs. The Corporation and its subsidiaries are vigorously defending the plaintiffs’ claims. In addition, FNBPA and Regency will assert counterclaims against certain customers that could reduce, eliminate or offset certain claimed statutory damages. The plaintiffs have not made any formal or specific financial demand and any possible loss cannot be reasonably estimated at this time.
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

F.N.B. Corporation
(Registrant)
Dated: November 9, 2009	/s/Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2009	/s/Vincent J. Calabrese
Vincent J. Calabrese
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)