Form 10-K
period 2009-12-31
FNB CORP/FL/
filed 2010-02-26
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2009, determined using a per share closing price on that date of $6.19, as quoted on the New York Stock Exchange, was $674,864,366.

As of January 31, 2010, the registrant had outstanding 114,311,658 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 19, 2010 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 30, 2010.

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

The Corporation was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2009, the Corporation had 224 Community Banking offices in Pennsylvania and Ohio and 57 Consumer Finance offices in those states and Tennessee. The Corporation, through its Community Banking affiliate, also had 4 commercial loan production offices in Pennsylvania and Florida as of that date.

The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-sized businesses in its market areas. The Corporation’s business strategy focuses primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation seeks to maintain its community orientation by providing local management with certain autonomy in decision-making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. However, while the Corporation seeks to preserve some decision-making at a local level, it has centralized legal, loan review and underwriting, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes enables the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

As of December 31, 2009, the Corporation had total assets of $8.7 billion, loans of $5.8 billion and deposits of $6.4 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

On January 9, 2009, the Corporation received a $100.0 million investment as part of its voluntary participation in the United States Treasury Department’s (UST) Capital Purchase Program (CPP) implemented pursuant to the Emergency Economic Stabilization Act (EESA) enacted on October 3, 2008.

On June 16, 2009, the Corporation completed a public offering of 24,150,000 shares of common stock at a price of $5.50 per share, including 3,150,000 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $125.8 million.

On September 9, 2009, the Corporation utilized a portion of the proceeds of its public offering to redeem all of the preferred stock issued to the UST under the CPP implemented pursuant to the EESA. The Corporation paid $100.3 million to the UST to redeem the preferred stock issued by the Corporation in connection with its participation in the CPP. This amount includes the original investment amount of $100.0 million plus accrued unpaid dividends of approximately $0.3 million. In addition, as a condition of its participation in the CPP, the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. However, under the terms of the CPP, the Corporation’s June 16, 2009 public offering automatically reduced the number of the Corporation’s shares of common stock subject to the warrant by one-half to 651,042 shares. The warrant remains outstanding and has an exercise price of $11.52 per share.

Business Segments

In addition to the following information relating to the Corporation’s business segments, information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2009, the Community Banking segment consisted of a regional community bank. The Wealth Management segment, as of that date, consisted of a trust company, a registered investment advisor and a subsidiary that offered broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consisted of an insurance agency and a reinsurer as of that date. The Consumer Finance segment consisted of a multi-state consumer finance company as of that date.

Community Banking

The Corporation’s Community Banking segment consists of First National Bank of Pennsylvania (FNBPA), which offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

The goal of Community Banking is to generate high quality, profitable revenue growth through increased business with its current customers, attract new customer relationships through FNBPA’s current branches and loan production offices and expand into new and existing markets through de novo branch openings, acquisitions and the establishment of additional loan production offices. Consistent with this strategy, on August 16, 2008 and April 1, 2008, the Corporation completed its acquisitions of Iron and Glass Bancorp, Inc. (IRGB) and Omega Financial Corporation (Omega), respectively. For information pertaining to these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. In addition, the Corporation considers Community Banking a fundamental source of revenue opportunity through the cross-selling of products and services offered by the Corporation’s other business segments.

As of December 31, 2009, the Corporation operates its Community Banking business through a network of 224 branches in Pennsylvania and Ohio.

Community Banking also includes three commercial loan production offices in Florida and one commercial loan production office in Pennsylvania. The underwriting for all loan production offices is centrally performed. The Florida offices have their business operations focused on managing the loan portfolio originated in prior years.

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

The Corporation’s Wealth Management operations are conducted through three subsidiaries of the Corporation. The Corporation’s trust subsidiary, First National Trust Company (FNTC), provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2009, the fair value of trust assets under management was approximately $2.2 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

The Corporation’s Wealth Management segment also includes two other subsidiaries. First National Investment Services Company, LLC offers a broad array of investment products and services for customers of Wealth Management through a networking relationship with a third-party licensed brokerage firm. F.N.B. Investment Advisors, Inc. (Investment Advisors), an investment advisor registered with the Securities and Exchange Commission (SEC), offers customers of Wealth Management objective investment programs featuring mutual funds, annuities, stocks and bonds.

No material portion of the business of Wealth Management has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Wealth Management would not have a material adverse effect on the Wealth Management segment or on the Corporation.

Insurance

The Corporation’s Insurance segment operates principally through First National Insurance Agency, LLC (FNIA), which is a subsidiary of the Corporation. FNIA is a full-service insurance brokerage agency offering numerous lines of commercial and personal insurance through major carriers to businesses and individuals primarily within the Corporation’s geographic markets. The goal of FNIA is to grow revenue through cross-selling to existing clients of Community Banking and to gain new clients through its own channels.

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

Consumer Finance

The Corporation’s Consumer Finance segment operates through its subsidiary, Regency Finance Company (Regency), which is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. Such activity is primarily funded through the sale of the Corporation’s subordinated notes at Regency’s branch offices. The Consumer Finance segment operates in Pennsylvania, Ohio and Tennessee.

No material portion of the business of Consumer Finance has been obtained from a single or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Consumer Finance would not have a material adverse effect on the Consumer Finance segment or on the Corporation.

Other

The Corporation also has seven other subsidiaries. F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I issue trust preferred securities (TPS) to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay the subordinated notes through which loans in the Consumer Finance segment are funded. F.N.B. Capital Corporation, LLC (FNB Capital), a merchant banking subsidiary, offers financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation primarily operates in Pennsylvania and northeastern Ohio. This area is served by several major interstate highways and is located at the approximate midpoint between New York City and Chicago. The primary market area served by the Corporation also extends to the Great Lakes shipping port of Erie, the Pennsylvania state capital of Harrisburg and the Pittsburgh International Airport. The Corporation also has three commercial loan production offices in Florida and one commercial loan production office in Pennsylvania. In addition to Pennsylvania and Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and central and southern Ohio.

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

Employees

As of January 31, 2010, the Corporation and its subsidiaries had 2,028 full-time and 497 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

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

Many aspects of the Corporation’s business are subject to rigorous regulation by the U.S. federal and state regulatory agencies and securities exchanges and by non-government agencies or regulatory bodies and securities exchanges. Certain of the Corporation’s public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the New York Stock Exchange, Inc. (NYSE). New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect the Corporation’s financial condition or results of operations. As a financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Corporation’s business, it faces increased complexity and additional costs in its compliance efforts.

General

The Corporation is a legal entity separate and distinct from its subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act), and is subject to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB). The Corporation is also subject to regulation by the SEC as a result of the Corporation’s status as a public company and due to the nature of the business activities of certain of the Corporation’s subsidiaries. The Corporation’s common stock is listed on the NYSE under the trading symbol “FNB” and the Corporation is subject to the listed company rules of the NYSE.

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

As a result of the GLB Act, which repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act which imposed restrictions on banking organizations’ ability to engage in certain types of business activities, bank holding companies such as the Corporation now have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

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

Subject to certain restrictions, the Interstate Banking Act also authorizes banks to merge across state lines to create interstate banks. The Interstate Banking Act also permits a bank to open new branches in a state in which it does not already have banking operations if such state enacts a law permitting de novo branching. The Corporation’s retail subsidiary national bank, FNBPA, owns and operates eleven interstate branch offices within Ohio.

Capital and Operational Requirements

The FRB, OCC and FDIC issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, due to its financial condition or actual or anticipated growth.

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

The Corporation, like other bank holding companies, currently is required to maintain tier 1 capital and total capital (the sum of tier 1, tier 2 and tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items). Risk-based capital ratios are calculated by dividing tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2009, the Corporation’s tier 1 and total capital ratios under these guidelines were 11.42% and 12.88%, respectively. At December 31, 2009, the Corporation had $199.0 million of capital securities that qualified as tier 1 capital and $12.6 million of subordinated debt that qualified as tier 2 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 3.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Further, the FRB has indicated that it will consider a “tangible tier 1 capital leverage ratio” (deducting all intangibles) and all other indicators of capital strength in evaluating proposals for expansion or new activities. The Corporation’s leverage ratio at December 31, 2009 was 8.68%.

Prompt Corrective Action

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2009.

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

FDIC Insurance Assessments

In November 2006, the FDIC issued final regulations, as required by the Federal Deposit Insurance Reform Act of 2005, by which the FDIC established a new base rate schedule for the assessment of deposit insurance premiums and set new assessment rates. Under these regulations, each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. Some depository institutions are entitled to apply against these premiums a credit that is designed to give effect to premium payments, if any, that the depository institution may have made in prior years.

A large portion of the Corporation’s insurance premium paid in 2009 was in the form of a special assessment charged to all FDIC-insured banks in the second quarter of 2009. In addition, the FDIC required all insured institutions to prepay three years of assessments on December 30, 2009, which required the Corporation to prepay $39.6 million in estimated FDIC premiums, with FDIC estimated assessments as follows: $2.5 million for 2009, $10.4 million for 2010, $13.0 million for 2011 and $13.7 million for 2012.

Under the Federal Deposit Insurance Act, the FDIC may terminate the insurance of an institution’s deposits upon finding that the institution has engaged in unsafe and unsound practices, is in an unsafe and unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Corporation does not know of any practice, condition or violation that might lead to termination of its deposit insurance.

FDIC Powers Upon Insolvency of Insured Depository Institutions

If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power to:

•	transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors;
•	enforce the terms of the depository institution’s contracts pursuant to their terms; and
•	repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. Also, under applicable law, the claims of a receiver of an insured depository institution for administrative expense and claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC would ever seek to repudiate any obligations held by public note holders, such persons would be treated differently from, and could receive, if anything, substantially less than the depositors of FNBPA.

Emergency Economic Stabilization Act of 2008 and Other Legislative Developments

Recent market and industry developments resulting from the unprecedented turmoil, volatility and illiquidity in U.S. and worldwide financial markets, accompanied by uncertain prospects for sustaining a fragile economic recovery, prompted the U.S. federal government, including the UST, FRB, FDIC, and SEC, to embark on a number of initiatives designed to stabilize and restore confidence in the financial services industry. These efforts, which may continue to evolve, include the EESA, the American Recovery and Reinvestment Act of 2009 (ARRA), and other legislative, administrative and regulatory initiatives, including the UST’s CPP, the FDIC’s Temporary Liquidity, Guaranty Program (TLGP) and the FRB’s commercial paper funding facility.

On January 9, 2009, the Corporation issued to the UST 100,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) with a liquidation preference of $1,000 per share together with a related warrant to purchase shares of common stock of the Corporation, in accordance with the terms of the CPP. Subsequently, on September 9, 2009, the Corporation redeemed all of the preferred stock issued to the UST under the CPP and repaid all accrued but unpaid dividends through the date of the repurchase.

With respect to deposit insurance, the EESA authorizes the FDIC to increase the maximum deposit insurance amount up to $250,000 until December 31, 2013, and removes the statutory limits on the FDIC’s ability to borrow from the UST during this period. In addition, the FDIC established a TLGP under which the FDIC provides a guaranty for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a ten basis point annual rate charge will be applied to deposit amounts in excess of $250,000. The Corporation participates in the TLGP.

Due to the current economic environment and issues confronting the financial services industry, as well as certain initiatives being considered by the current administration, the Corporation anticipates new legislative and regulatory initiatives over the next several years, including many focused specifically on banking and other financial services in which the Corporation is engaged. These initiatives will be in addition to the actions already undertaken by Congress and the regulators, including the EESA and the ARRA. Developments today, as well as those that come in the future, have had and are likely to continue to have an impact on the conduct of the Corporation’s business.

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (USA Patriot Act) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The UST has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation

The U.S. has instituted economic sanctions which affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC rules” because they are administered by the UST Office of Foreign Assets Control (OFAC). The OFAC-administered sanctions target countries in various ways. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country, and prohibitions on “U.S. persons” engaging in financial transactions which relate to investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the institution.

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

On November 17, 2009, the FRB published a final rule amending Regulation E, which implements the Electronic Fund Transfer Act. The final rule limits the ability of a financial institution to assess an overdraft fee for paying automated teller machine transactions and one-time debit card transactions that overdraw a customer’s account, unless the customer affirmatively consents, or opts in, to the institution’s payment of overdrafts for these transactions.

There have been numerous attempts at the federal level to expand consumer protection measures. A major focus of recent legislation has been aimed at the creation of a consumer financial protection agency that would be dedicated to administering and enforcing fair lending and consumer compliance laws with respect to financial products. If enacted, such legislation may have a substantial impact on FNBPA’s operations. However, because any final legislation may differ significantly from current proposals, the specific effects of the legislation cannot be evaluated at this time.

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

In addition, if FNBPA was no longer “well-capitalized” and “well-managed” within the meaning of the BHC Act and FRB rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of FRB applications would not be available to the Corporation. Moreover, examination ratings of “3” or lower, “unsatisfactory” ratings, capital ratios below well-capitalized levels, regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in the loss of financial holding company status, practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities.

Financial Holding Companies Status and Activities

Under the BHC Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. The financial holding company may engage directly or through a subsidiary in certain statutorily authorized activities. A financial holding company may also engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior FRB approval) complementary to a financial activity and that does not pose substantial risk to the safety and soundness of an institution or to the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company that has not elected to be treated as a financial holding company.

For a bank holding company to be eligible for financial holding company status, all of its subsidiary U.S. depository institutions must be “well-capitalized” and “well-managed.” The FRB generally must deny expanded authority to any bank holding company with a subsidiary insured depository institution that received less than a satisfactory rating on its most recent CRA review as of the time it submits its request for financial holding company status. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company under the BHC Act, the company fails to continue to meet any of the requirements for financial holding company status, the company must enter into an agreement with the FRB to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the FRB may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

Activities and Acquisitions

The BHC Act requires a bank holding company to obtain the prior approval of the FRB before it:

•	may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;
•	or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or
•	may merge or consolidate with any other bank holding company.

The Interstate Banking Act generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits:

•	a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching;
•	a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition; and
•	banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching.

Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

The Change in Bank Control Act prohibits a person, entity or group of persons or entities acting in concert, from acquiring “control” of a bank holding company or bank unless the FRB has been given prior notice and has not objected to the transaction. Under FRB regulations, the acquisition of 10% or more of a class of voting stock of a corporation would, under the circumstances set forth in the regulations, create a rebuttable presumption of acquisition of control of the corporation.

Transactions between FNBPA and its Respective Subsidiaries

Certain transactions (including loans and credit extensions from FNBPA) between FNBPA and the Corporation and/or its affiliates and subsidiaries are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and FRB regulation. Transactions subject to these restrictions are generally required to be made on an arms-length basis. These restrictions generally do not apply to transactions between FNBPA and its direct wholly-owned subsidiaries.

Securities and Exchange Commission

The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of the business activities of certain subsidiaries.

The Sarbanes-Oxley Act of 2002 (SOX) contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by the Corporation’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are required with respect to each of the Corporation’s quarterly and annual reports filed with the SEC. These certifications attest that the applicable report does not contain any untrue statement of a material fact. The Corporation also maintains a program designed to comply with Section 404 of SOX, which includes the identification of significant processes and accounts, documentation of the design of process and entity level controls and testing of the operating effectiveness of key controls. See Item 9A, Controls and Procedures, of this Report for the Corporation’s evaluation of its disclosure controls and procedures.

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

Available Information

The Corporation makes available on its website at www.fnbcorporation.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to any of the foregoing) as soon as practicable after such reports are filed with or furnished to the SEC. These reports are also available to stockholders, free of charge, upon written request to F.N.B. Corporation, Attn: David B. Mogle, Corporate Secretary, One F.N.B. Boulevard, Hermitage, PA 16148. A fee to cover the Corporation’s reproduction costs will be charged for any requested exhibits to these documents. The public may read and copy the materials the Corporation files with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also read and copy the materials the Corporation files with the SEC by visiting the SEC’s website at www.sec.gov. The Corporation’s common stock is traded on the NYSE under the symbol “FNB”.

ITEM 1A.	RISK FACTORS

As a financial services organization, the Corporation takes on a certain amount of risk in every business decision and activity. For example, every time FNBPA opens an account or approves a loan for a customer, processes a payment, hires a new employee, or implements a new computer system, FNBPA and the Corporation incur a certain amount of risk. As an organization, the Corporation must balance revenue generation and profitability with the risks associated with its business activities. The objective of risk management is not to eliminate risk, but to identify and accept risk and then manage risk effectively so as to optimize total shareholder value.

The Corporation has identified five major categories of risk: credit risk, market risk, liquidity risk, operational risk and compliance risk. The Corporation more fully describes credit risk, market risk and liquidity risk, and the programs the Corporation’s management has implemented to address these risks, in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report. Operational risk arises from inadequate information systems and technology, weak internal control systems or other failed internal processes or systems, human error, fraud or external events. Compliance risk relates to each of the other four major categories of risk listed above, but specifically addresses internal control failures that result in non-compliance with laws, rules, regulations or ethical standards.

The following discussion highlights specific risks that could affect the Corporation and its businesses. You should carefully consider each of the following risks and all of the other information set forth in this Report. Based on the information currently known, the Corporation believes that the following information identifies the most significant risk factors affecting the Corporation. However, the risks and uncertainties the Corporation faces are not limited to those described below. Additional risks and uncertainties not presently known or that the Corporation currently believes to be immaterial may also adversely affect its business.

If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse affect on the Corporation’s business, financial condition or results of operations. These events could also have a negative affect on the trading price of the Corporation’s securities.

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

Changes in national and regional economic conditions continue to impact the loan portfolios of the Corporation. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, have weakened the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation could depress its earnings and consequently its financial condition because customers may not want or need the Corporation’s products or services; borrowers may not be able to repay their loans; the value of the collateral securing the Corporation’s loans to borrowers may decline; and the quality of the Corporation’s loan portfolio may decline. Any of the latter three scenarios could require the Corporation to charge-off a higher percentage of its loans and/or increase its provision for loan losses, which would reduce its net income.

The Corporation may continue to be adversely affected by the downturn in Florida real estate markets.

Many Florida real estate markets, including the markets in Orlando, Sarasota and Tampa, where the Corporation had operated loan production offices, continued to decline in value throughout 2009 and may continue to undergo further declines. The Corporation operates three commercial loan production offices in the Florida market and is therefore exposed to the further weakening real estate conditions in the Florida geographic region. During a period of prolonged general economic downturn in the Florida market, the Corporation may experience further increases in non-performing assets, net charge-offs and provisions for loan losses.

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

The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of the Corporation’s control, and on the Corporation’s financial performance. Accordingly, there can be no assurance of the Corporation’s ability to expand its operations through internal growth and acquisitions could be materially impaired. As such, the Corporation may be forced to delay raising capital, issue shorter term securities than desired or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility.

In the event current sources of liquidity, including internal sources, do not satisfy the Corporation’s needs, the Corporation would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, the Corporation’s credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of the Corporation’s long- or short-term financial prospects if the Corporation incurs large credit losses or if the level of business activity decreases due to economic conditions.

The actions of the U.S. Government for the purpose of stabilizing the financial markets, or market response to those actions, may not achieve the intended effect, and the Corporation’s results of operations could be adversely affected.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Congress enacted the EESA. The EESA provides the UST with the authority to establish the Troubled Asset Relief Program (TARP) to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations or other instruments that are based on or related to such mortgages.

As part of the EESA, the UST has developed a CPP to purchase up to $250 billion in senior preferred stock from qualifying financial institutions. The CPP was designed to strengthen the capital and liquidity positions of viable institutions and to encourage banks and thrifts to increase lending to creditworthy borrowers. The EESA also increased the insurance coverage of deposit accounts to $250,000 per depositor. In a related action, the FDIC established a TLGP under which the FDIC provides a guarantee for newly-issued senior unsecured debt and non-interest bearing transaction deposit accounts at eligible insured institutions. For non-interest bearing transaction deposit accounts, a 10 basis point annual rate surcharge will be applied to deposit amounts in excess of $250,000. Although the Corporation was a participant in the CPP in 2009, the Corporation redeemed all of the preferred shares issued to the UST on September 9, 2009 and therefore is no longer a participant in the CPP. The Corporation has opted to participate in the TLGP.

The U.S. Congress or federal banking regulatory agencies could adopt additional regulatory requirements or restrictions in response to the threats to the financial system and such changes may adversely affect the operations of the Corporation and FNBPA.

The Corporation’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its financial obligations and pay dividends to stockholders.

The Corporation is a holding company and conducts almost all of its operations through its subsidiaries. The Corporation does not have any significant assets other than cash and the stock of its subsidiaries. Accordingly, the Corporation depends on dividends from its subsidiaries to meet its financial obligations and to pay dividends to stockholders. The Corporation’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, FNBPA is limited in the amount of dividends it may pay to the Corporation without prior regulatory approval. Also, bank regulators have the authority to prohibit FNBPA from paying dividends if the bank regulators determine FNBPA is in an unsound or unsafe condition or that the payment would be an unsafe and unsound banking practice.

The Corporation’s results of operations may be adversely affected if asset valuations cause other-than-temporary impairment or goodwill impairment charges.

The Corporation may be required to record future impairment charges on its investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Corporation’s investment portfolio in future periods. If an impairment charge is significant enough it could affect the ability of FNBPA to pay dividends to the Corporation, which could have a material adverse effect on the Corporation’s liquidity and its ability to pay dividends to stockholders and could also negatively impact its regulatory capital ratios and result in FNBPA not being classified as “well-capitalized” for regulatory purposes.

The Corporation could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.

The Corporation and its subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by several governmental agencies, including the FRB, OCC and FDIC. Regulations are generally intended to provide protection for depositors, borrowers and other customers rather than for investors. The Corporation is subject to changes in federal and state law, regulations, governmental policies, tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

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

The substantial portion of the Corporation’s business is concentrated in western and central Pennsylvania and eastern Ohio, which over recent years has been a slower growth market than other areas of the United States. As a result, FNBPA’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in this market area. The local economies of this market area have historically been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in this market area, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ ability to repay their loans and generally affect the Corporation’s financial condition and results of operations. Furthermore, a downturn in real estate values in FNBPA’s market area could cause many of its loans to become inadequately collateralized.

The Corporation’s deposit insurance premiums could be substantially higher in the future which would have an adverse effect on the Corporation’s future earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including FNBPA. The FDIC charges the insured financial institutions premiums to maintain the Deposit Insurance Fund at a certain level. Current economic conditions have increased bank failures and expectations for further failures, in which case the FDIC would pay all deposits of a failed bank up to the insured amount from the Deposit Insurance Fund. In December 2008, the FDIC adopted a rule that would increase premiums paid by insured institutions and make other changes to the assessment system. In December 2009, the FDIC required banks to pay their fourth quarter 2009 premiums plus prepay all of the 2010, 2011 and 2012 insurance premiums. On December 30, 2009, FNBPA prepaid $39.6 million in FDIC insurance premiums. Further increases and additional premium assessments in deposit insurance premiums could adversely affect the Corporation’s net income in the future.

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

The Corporation’s key assets include its brand and reputation and the Corporation’s business may be affected by how it is perceived in the market place.

The Corporation’s brand and its attributes are key assets of the Corporation. The Corporation’s ability to attract and retain banking, insurance, consumer finance, wealth management, merchant banking and corporate clients is highly dependent upon the external perceptions of its level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the Corporation’s representation among existing customers and corporate clients, which could make it difficult for the Corporation to attract new clients and maintain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Corporation’s representation, or result in greater regulatory or legislative scrutiny or litigation against the Corporation. Although the Corporation monitors developments for areas of potential risk to its representation and brand, negative perceptions or publicity could materially and adversely affect the Corporation’s revenues and profitability.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.	PROPERTIES

The Corporation owns a six-story building in Hermitage, Pennsylvania that serves as its headquarters, executive and administrative offices. It shares this facility with Community Banking and Wealth Management. Additionally, the Corporation owns a two-story building in Hermitage, Pennsylvania that serves as its data processing and technology center.

The Community Banking segment has 224 offices, located in 31 counties in Pennsylvania and four counties in Ohio, of which 163 are owned and 61 are leased. Community Banking also leases its four loan production offices. The Consumer Finance segment has 57 offices, located in 18 counties in Pennsylvania, 16 counties in Tennessee and 14 counties in Ohio, of which one is owned and 56 are leased. The operating leases for the Community Banking and Consumer Finance segments expire at various dates through the year 2030 and generally include options to renew. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

On December 29, 2009, FNBPA and Regency reached an agreement covering an action in which the plaintiffs alleged that FNBPA and Regency violated the Pennsylvania commercial code. The agreement contemplates settlement of the claims on a class wide basis and is subject to approval of the court. Under the terms of the settlement, FNBPA and Regency established a settlement fund for distribution to settlement class members on a pro rata basis and release certain deficiency balances owed by class members, in exchange for a complete release of all claims by the plaintiffs and the class. Attorney fees also will be paid out of the settlement fund. Class members will receive notice of the settlement agreement and be afforded an opportunity to opt out of the settlement class. The Corporation anticipates that the proposed settlement will be approved by the court, at the agreed upon terms. The Corporation recorded net expense of $1.1 million during 2009 associated with the proposed settlement.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and principal occupation for each of the executive officers of the Corporation as of December 31, 2009 is set forth below:

Name	Age	Principal Occupation

Stephen J. Gurgovits	66	President and Chief Executive Officer of the Corporation; Chairman and Chief Executive Officer of FNBPA

Vincent J. Calabrese	47	Chief Financial Officer of the Corporation; Senior Vice President of FNBPA

Vincent J. Delie	45	Executive Vice President and Chief Revenue Officer of the Corporation; President of FNBPA

Scott D. Free	46	Treasurer and Vice President of the Corporation; Treasurer and Senior Vice President of FNBPA

Gary L. Guerrieri	49	Executive Vice President of FNBPA

Brian F. Lilly	51	Executive Vice President and Chief Operating Officer of the Corporation; Chief Administrative Officer of FNBPA

Louise C. Lowrey	56	Executive Vice President of FNBPA

David B. Mogle	59	Corporate Secretary and Vice President of the Corporation; Secretary and Senior Vice President of FNBPA

James G. Orie	51	Chief Legal Officer and Vice President of the Corporation; Senior Vice President of FNBPA

Timothy G. Rubritz	55	Corporate Controller and Senior Vice President of the Corporation

There are no family relationships among any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by and serve at the pleasure of the Corporation’s Board of Directors, subject in certain cases to the terms of an employment agreement between the officer and the Corporation.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2009 and 2008. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2010, there were 12,735 holders of record of the Corporation’s common stock.

	Low	High	Dividends

Quarter Ended 2009
March 31	$5.14	$13.71	$0.12
June 30	5.74	9.31	0.12
September 30	5.86	8.07	0.12
December 31	6.32	7.45	0.12
Quarter Ended 2008
March 31	$12.52	$16.50	$0.24
June 30	11.74	16.99	0.24
September 30	9.30	20.70	0.24
December 31	9.59	16.68	0.24

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2009.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (◆) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2004, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance

Total Return, Including Stock and Cash Dividends

ITEM 6.	SELECTED FINANCIAL DATA
Dollars in thousands, except per share data

Year Ended December 31	2009	2008	2007	2006	2005

Total interest income	$387,722	$409,781	$368,890	$342,422	$295,480
Total interest expense	121,179	157,989	174,053	153,585	108,780
Net interest income	266,543	251,792	194,837	188,837	186,700
Provision for loan losses	66,802	72,371	12,693	10,412	12,176
Total non-interest income	105,978	86,115	81,609	79,275	57,807
Total non-interest expense	255,339	222,704	165,614	160,514	155,226
Net income	41,111	35,595	69,678	67,649	55,258
Net income available to common stockholders	32,803	35,595	69,678	67,649	55,258

At Year-End
Total assets	$8,709,077	$8,364,811	$6,088,021	$6,007,592	$5,590,326
Net loans	5,744,706	5,715,650	4,291,429	4,200,569	3,698,340
Deposits	6,380,223	6,054,623	4,397,684	4,372,842	4,011,943
Short-term borrowings	669,167	596,263	449,823	363,910	378,978
Long-term and junior subordinated debt	529,588	695,636	632,397	670,921	662,569
Total stockholders’ equity	1,043,302	925,984	544,357	537,372	477,202

Per Common Share
Basic earnings per share	$0.32	$0.44	$1.16	$1.15	$0.99
Diluted earnings per share	0.32	0.44	1.15	1.14	0.98
Cash dividends declared	0.48	0.96	0.95	0.94	0.925
Book value	9.14	10.32	8.99	8.90	8.31

Ratios
Return on average assets	0.48%	0.46%	1.15%	1.15%	0.99%
Return on average tangible assets	0.57	0.55	1.25	1.25	1.07
Return on average equity	3.87	4.20	12.89	13.15	12.44
Return on average tangible equity	9.30	10.63	26.23	26.30	23.62
Return on average tangible common equity	8.74	10.63	26.23	26.30	23.62
Dividend payout ratio	149.50	219.91	82.45	81.84	94.71
Average equity to average assets	12.35	11.01	8.93	8.73	7.97

QUARTERLY EARNINGS SUMMARY (Unaudited)
Dollars in thousands, except per share data

Quarter Ended 2009	Dec. 31	Sept. 30	June 30	Mar. 31

Total interest income	$96,053	$96,533	$97,034	$98,102
Total interest expense	26,468	28,989	31,702	34,020
Net interest income	69,585	67,544	65,332	64,082
Provision for loan losses	25,924	16,455	13,909	10,514
Gain on sale of securities	30	154	66	278
Impairment loss on securities	(3,659)	(3,291)	(740)	(203)
Other non-interest income	29,016	27,099	29,124	28,104
Total non-interest expense	65,781	62,321	66,265	60,972
Net income	4,556	10,306	10,598	15,651
Net income available to common stockholders	4,556	4,810	9,129	14,308

Per Common Share
Basic earnings per share	$0.04	$0.04	$0.10	$0.16
Diluted earnings per share	0.04	0.04	0.10	0.16
Cash dividends declared	0.12	0.12	0.12	0.12

Quarter Ended 2008	Dec. 31	Sept. 30	June 30	Mar. 31

Total interest income	$107,158	$108,801	$105,297	$88,525
Total interest expense	38,793	39,896	39,740	39,560
Net interest income	68,365	68,905	65,557	48,965
Provision for loan losses	51,298	6,514	10,976	3,583
Gain on sale of securities	6	33	41	754
Impairment loss on securities	(16,699)	(24)	(456)	(10)
Other non-interest income	24,951	28,224	27,871	21,424
Total non-interest expense	58,416	57,911	62,014	44,363
Net income (loss)	(18,906)	23,505	14,505	16,491

Per Common Share
Basic earnings (loss) per share	$(0.21)	$0.27	$0.17	$0.27
Diluted earnings (loss) per share	(0.21)	0.27	0.17	0.27
Cash dividends declared	0.24	0.24	0.24	0.24

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important Note Regarding Forward-Looking Statements

Certain statements in this Report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of the Corporation, its business and the industry in which it operates as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and exposure to regulatory and legislative changes. The above factors in some cases have affected, and in the future could affect, the Corporation’s financial performance and could cause actual results to differ materially from those expressed in or implied by such forward-looking statements. The Corporation does not undertake to publicly update or revise its forward-looking statements even if experience or future changes make it clear that any projected results expressed or implied therein will not be realized.

Application of Critical Accounting Policies

The Corporation’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (GAAP). Application of these principles requires management to make estimates, assumptions and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. These estimates, assumptions and judgments are based on information available as of the date of the consolidated financial statements; accordingly, as this information changes, the consolidated financial statements could reflect different estimates, assumptions and judgments. Certain policies inherently are based to a greater extent on estimates, assumptions and judgments of management and, as such, have a greater possibility of producing results that could be materially different than originally reported.

The most significant accounting policies followed by the Corporation are presented in the Summary of Significant Accounting Policies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how the Corporation values significant assets and liabilities in the consolidated financial statements and how the Corporation determines those values

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for loan losses, securities valuation, goodwill and other intangible assets and income taxes to be critical accounting policies.

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

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other risk factors concerning the economic environment. The specific credit allocations for individual impaired loans are based on ongoing analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current market value of the underlying collateral and other qualitative risk factors that may affect the loan. The evaluation of this component of the allowance requires considerable judgment in order to estimate inherent loss exposures.

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

Management also evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Such factors could include: levels of, and trends in, consumer bankruptcies, delinquencies, impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery; experience, ability and depth of lending management and staff; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees or suppliers; market uncertainty and illiquidity; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The determination of this component of the allowance is particularly dependent on the judgment of management.

There are many factors affecting the allowance for loan losses; some are quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the factors that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that may adversely affect the Corporation’s earnings or financial position in future periods.

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

Securities are classified as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Omega acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the second quarter of 2008. As of December 31, 2009 and 2008, the Corporation did not hold any trading securities.

Securities held to maturity are comprised of debt securities, which were purchased with management’s positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities and OTTI, if any.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary and unrealized losses deemed to be other-than-temporary and attributable to non-credit factors reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and credit-related other-than-temporary impairment (OTTI) charges are recorded within non-interest income in the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

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

This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions of its industry, and the issuer’s financial condition, capital strength and near-term prospects. The Corporation also considers its intent to sell the security and whether it is more likely than not that the Corporation would be required to sell the security prior to the recovery of its amortized cost basis. Among the factors that are considered in determining the Corporation’s intent to sell the security or whether it is more likely than not that the Corporation would be required to sell the security is a review of its capital adequacy, interest rate risk position and liquidity.

The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Corporation’s intent and ability to retain the security require considerable judgment. The unrealized losses of $16.4 million on pooled TPS have been recognized on the balance sheet, however future charges to earnings could result if expected cash flows deteriorate.

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC (Accounting Standards Codification) Topic 320, Investments - Debt Securities.

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

The two-step impairment test is used to identify potential goodwill impairment and measure the amount of impairment loss to be recognized, if any. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure impairment loss, if any. Under the second step, the fair value is allocated to all of the assets and liabilities of the reporting unit to determine an implied goodwill value. This allocation is similar to a purchase price allocation performed in purchase accounting. If the implied goodwill value of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that difference.

Determining fair values of a reporting unit, of its individual assets and liabilities, and also of other identifiable intangible assets requires considering market information that is publicly available as well as the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Inputs used in determining fair values where significant estimates and assumptions are necessary include discounted cash flow calculations, market comparisons and recent transactions, projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates and determination and evaluation of appropriate market comparables.

The Corporation performed an annual test of goodwill and other intangibles as of December 31, 2009, and concluded that the recorded value of goodwill was not impaired.

The Corporation’s total goodwill at December 31, 2009 was $528.7 million, of which $509.9 million relates to the Corporation’s Community Banking segment. The estimated fair value of this reporting unit is based on valuation techniques that the Corporation believes market participants would use, including discounted cash flows, peer company price-to-earnings and price-to-book multiples. During the fourth quarter of 2008 and 2009, the financial services industry and securities markets generally were adversely affected by significant declines in the values of nearly all asset classes. Given this volatility in the securities market, management considered the results of their discounted cash flows to a greater extent than the peer company market multiples. As of December 31, 2009, a decline of greater than 10.2% in the estimated fair value of the Community Banking segment may result in recorded goodwill being impaired. This decline equates to a decrease in the long-term growth rate of 2.9% or an increase in the discount rate of 2.0%. If current economic conditions continue resulting in a prolonged period of economic weakness, the Corporation’s business segments, including the Community Banking segment, may be adversely affected, which may result in impairment of goodwill and other intangibles in the future. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and its results of operations.

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

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2009 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Financial Overview

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania and Ohio and loan production offices in Pennsylvania and Florida. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

In connection with the UST’s CPP, on January 9, 2009, the Corporation voluntarily issued to the UST 100,000 shares of Series C Preferred Stock and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock, for an aggregate purchase price of $100.0 million. The warrant, which is currently exercisable, has a ten-year term and an exercise price of $11.52.

On June 16, 2009, the Corporation completed a public offering of 24,150,000 shares of common stock at a price of $5.50 per share, including 3,150,000 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $125.8 million. As a result of the completion of the public stock offering, the number of shares of the Corporation’s common stock purchasable upon exercise of the warrant issued to the UST has been reduced in half to 651,042 shares.

On September 9, 2009, the Corporation redeemed all of the 100,000 outstanding shares of its Series C Preferred Stock originally issued to the UST in conjunction with the CPP. Since receiving the CPP funds on January 9, 2009, the Corporation paid the UST $3.3 million in cash dividends on the preferred stock. Upon redemption, the difference of $4.3 million between the Series C Preferred Stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend. This non-cash deemed preferred stock dividend had no impact on total equity, but reduced earnings per diluted common share by $0.04 in 2009. In total, CPP costs reduced earnings per diluted common share by $0.05 in 2009.

Because the Corporation issued preferred stock to the UST in January 2009, the Corporation is required to report net income available to common stockholders for the periods in which the preferred stock was outstanding. Net income available to common stockholders is calculated by subtracting the preferred stock dividends and discount amortization from net income.

On April 1, 2008, the Corporation completed the acquisition of Omega, a diversified financial services company with $1.8 billion in assets, and, on August 16, 2008, the Corporation completed the acquisition of IRGB, a bank holding company with $301.7 million in assets. The assets and liabilities of each of these acquired companies were recorded on the Corporation’s balance sheet at their fair values as of each of the acquisition dates, and their results of operations have been included in the Corporation’s consolidated statement of income since the respective acquisition dates.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net income for 2009 was $41.1 million compared to net income of $35.6 million for 2008. Net income available to common stockholders for 2009 was $32.8 million or $0.32 per diluted share, compared to net income available to common stockholders for 2008 of $35.6 million or $0.44 per diluted share. Net income available to common stockholders for 2009 included $8.3 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. The increase in net income is a result of an increase of $14.8 million in net interest income, combined with an increase of $19.9 million in non-interest income and a decrease of $5.6 million in the provision for loan losses, partially offset by an increase of $32.6 million in non-interest expenses. These items are more fully discussed later in this section.

The Corporation’s return on average equity was 3.87% and its return on average assets was 0.48% for 2009, compared to 4.20% and 0.46%, respectively, for 2008.

In addition to evaluating its results of operations in accordance with GAAP, the Corporation routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity, return on average tangible common equity and return on average tangible assets. The Corporation believes these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s operating performance and trends, and facilitates comparisons with the performance of the Corporation’s peers. The non-GAAP financial measures the Corporation uses may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations. The following tables summarize the Corporation’s non-GAAP financial measures for 2009 and 2008 derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Year Ended December 31,
	2009	2008

Return on average tangible equity:
Net income	$41,111	$35,595
Amortization of intangibles, net of tax	4,607	4,187

	$45,718	$39,782

Average total stockholders’ equity	$1,063,104	$847,417
Less: Average intangibles	(571,492)	(473,228)

	$491,612	$374,189

Return on average tangible equity	9.30%	10.63%

Return on average tangible common equity:
Net income available to common stockholders	$32,803	$35,595
Amortization of intangibles, net of tax	4,607	4,187

	$37,410	$39,782

Average total stockholders’ equity	$1,063,104	$847,417
Less: Average preferred stockholders’ equity	(63,602)	—
Less: Average intangibles	(571,492)	(473,228)

	$428,010	$374,189

Return on average tangible common equity	8.74%	10.63%

Return on average tangible assets:
Net income	$41,111	$35,595
Amortization of intangibles, net of tax	4,607	4,187

	$45,718	$39,782

Average total assets	$8,606,188	$7,696,894
Less: Average intangibles	(571,492)	(473,228)

	$8,034,696	$7,223,666

Return on average tangible assets	0.57%	0.55%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2009			2008			2007
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Interest bearing deposits with banks	$2,553	$8	0.33%	$4,344	$89	2.04%	$1,588	$78	4.89%
Federal funds sold	14,110	69	0.48	14,596	304	2.05	10,429	547	5.17
Taxable investment securities (1)	1,210,817	50,551	4.13	1,038,815	49,775	4.77	874,130	44,188	5.04
Non-taxable investment securities (1)(2)	188,627	10,857	5.76	181,957	10,225	5.62	165,406	8,795	5.32
Loans (2)(3)	5,831,176	332,587	5.69	5,410,022	355,426	6.57	4,305,158	319,940	7.43

Total interest earning assets	7,247,283	394,072	5.42	6,649,734	415,819	6.25	5,356,711	373,548	6.97

Cash and due from banks	342,573			146,615			113,314
Allowance for loan losses	(107,015)			(67,962)			(52,346)
Premises and equipment	120,747			108,768			84,106
Other assets	1,002,600			859,739			553,599

	$8,606,188			$7,696,894			$6,055,384

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,192,844	14,229	0.65	$1,849,808	26,307	1.42	$1,441,316	36,734	2.55
Savings	841,999	2,875	0.34	746,570	6,610	0.89	589,298	9,881	1.68
Certificates and other time	2,258,551	68,595	3.04	2,137,555	78,651	3.68	1,744,691	77,661	4.45
Treasury management accounts	472,628	4,596	0.96	373,200	7,771	2.05	266,726	12,150	4.49
Other short-term borrowings	114,341	3,924	3.38	143,154	5,259	3.61	147,439	7,285	4.87
Long-term debt	419,570	17,202	4.10	498,262	21,044	4.22	467,047	19,360	4.15
Junior subordinated debt	205,045	9,758	4.76	192,060	12,347	6.43	151,031	10,982	7.27

Total interest bearing liabilities	6,504,978	121,179	1.86	5,940,609	157,989	2.66	4,807,548	174,053	3.61

Non-interest bearing demand	940,808			825,083			634,537
Other liabilities	97,298			83,785			72,830

	7,543,084			6,849,477			5,514,915
Stockholders’ equity	1,063,104			847,417			540,469

	$8,606,188			$7,696,894			$6,055,384

Excess of interest earning assets over interest bearing liabilities	$742,305			$709,125			$549,163

Net interest income (FTE)		272,893			257,830			199,495
Tax-equivalent adjustment		6,350			6,038			4,658

Net interest income		$266,543			$251,792			$194,837

Net interest spread			3.56%			3.60%			3.36%

Net interest margin (2)			3.75%			3.88%			3.73%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). In 2009, net interest income, which comprised 71.6% of net revenue (net interest income plus non-interest income) compared to 74.5% in 2008, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $15.1 million or 5.8% from $257.8 million for 2008 to $272.9 million for 2009. Average interest earning assets increased $597.5 million or 9.0% and average interest bearing liabilities increased $564.4 million or 9.5% from 2008 due to organic loan and deposit growth and the Omega and IRGB acquisitions. The Corporation’s net interest margin decreased by 13 basis points from 2008 to 3.75% for 2009 as loan yields declined faster than deposit rates, reflecting the actions taken by the FRB to lower interest rates during the fourth quarter of 2008 combined with competitive pressures on deposit rates. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table provides certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volume and rates paid for interest bearing liabilities for the periods indicated (in thousands):

	2009 vs 2008			2008 vs 2007
	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(26)	$(55)	$(81)	$76	$(65)	$11
Federal funds sold	(10)	(225)	(235)	167	(410)	(243)
Securities	7,452	(6,044)	1,408	8,771	(1,754)	7,017
Loans	23,502	(46,341)	(22,839)	75,991	(40,505)	35,486

	30,918	(52,665)	(21,747)	85,005	(42,734)	42,271

Interest Expense
Deposits:
Interest bearing demand	4,426	(16,504)	(12,078)	7,050	(17,477)	(10,427)
Savings	720	(4,455)	(3,735)	1,641	(4,912)	(3,271)
Certificates and other time	4,547	(14,603)	(10,056)	15,641	(14,651)	990
Treasury management accounts	1,693	(4,868)	(3,175)	3,754	(8,133)	(4,379)
Other short-term borrowings	(404)	(931)	(1,335)	(179)	(1,847)	(2,026)
Long-term debt	(3,241)	(601)	(3,842)	1,313	371	1,684
Junior subordinated debt	790	(3,379)	(2,589)	2,769	(1,404)	1,365

	8,531	(45,341)	(36,810)	31,989	(48,053)	(16,064)

Net Change	$22,387	$(7,324)	$15,063	$53,016	$5,319	$58,335

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $394.1 million in 2009 decreased by $21.7 million or 5.2% from 2008. Average interest earning assets of $7.2 billion for 2009 grew $597.5 million or 9.0% from the same period of 2008 primarily driven by the Omega and IRGB acquisitions, which increased loans by $1.1 billion and $160.2 million, respectively, at the time of each acquisition. The yield on interest earning assets decreased 83 basis points to 5.42% for 2009 reflecting changes in interest rates as the FRB has lowered its federal funds target rate from 4.25% at the beginning of 2008 to a current range of 0.00% to 0.25%.

Interest expense of $121.2 million for 2009 decreased by $36.8 million or 23.3% from 2008. The rate paid on interest bearing liabilities decreased 80 basis points to 1.86% during 2009 reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $564.4 million or 9.5% to average $6.5 billion for 2009. This growth was primarily attributable to the Omega and IRGB acquisitions combined with organic growth. The Omega and IRGB acquisitions increased deposits by $1.3 billion and $256.8 million, respectively, at the time of each acquisition. The Corporation also recognized organic average deposit and treasury management account growth of $279.7 million or 4.7% for 2009, compared to 2008, driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $66.8 million in 2009 decreased $5.6 million from 2008. In 2009, net charge-offs increased $34.3 million as allowances provided in 2008 were charged off in 2009, while the allowance for loan losses ended 2009 at $104.7 million, flat with December 31, 2008. The $66.8 million provision for loan losses for 2009 was comprised of $35.1 million relating to FNBPA’s Florida region, $6.7 million relating to Regency and $25.0 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. The increase in net charge-offs reflects continued weakness in the Corporation’s Florida portfolio, and, to a much lesser extent, the slowing economy in Pennsylvania. During 2009, net charge-offs were $66.9 million or 1.15% of average loans compared to $32.6 million or 0.60% of average loans for 2008. The net charge-offs for 2009 were comprised of $43.8 million or 15.80% of average loans relating to FNBPA’s Florida region, $6.3 million or 4.04% of average loans relating to Regency and $16.7 million or 0.30% of average loans relating to the remainder of the Corporation’s portfolio. For additional information, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $106.0 million in 2009 increased $19.9 million or 23.1% from 2008. This increase resulted primarily from increases in both service charges and insurance commissions and fees reflecting organic growth and the impact of acquisitions combined with lower OTTI charges, a gain recognized on the sale of a building acquired in a previous acquisition and higher gains on the sale of residential mortgage loans. These items were partially offset by decreases in securities commissions and fees, trust fees, income from bank owned life insurance and gains on the sales of securities. These items are further explained in the following paragraphs.

Service charges on loans and deposits of $57.7 million for 2009 increased $3.0 million or 5.6% from 2008, reflecting organic growth as the Corporation took advantage of competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking. Additionally, the Corporation’s customer base expanded as a result of the Omega and IRGB acquisitions during 2008.

Insurance commissions and fees of $16.7 million for 2009 increased $1.1 million or 7.1% from 2008 primarily as a result of the acquisition of Omega during 2008.

Securities commissions of $7.5 million for 2009 decreased by $0.7 million or 8.2% from 2008 primarily due to lower activity due to market conditions, partially offset by the impact of the acquisition of Omega during 2008.

Trust fees of $11.8 million in 2009 decreased by $0.3 million or 2.3% from 2008 due to the negative effect of market conditions on assets under management, partially offset by growth in assets under management resulting from the Omega acquisition during 2008.

Income from bank owned life insurance (BOLI) of $5.7 million for 2009 decreased by $0.7 million or 11.4% from 2008. This decrease was primarily attributable to death claims, lower yields and a $13.7 million withdrawal from the policy due to the unfavorable market conditions during 2009.

Gain on sale of residential mortgage loans of $3.1 million for 2009 increased by $1.2 million or 67.8% from 2008 due to a higher volume of loan sales resulting from increased loan refinancing in a lower rate environment. The Corporation sold $196.2 million of residential mortgage loans during 2009 compared to $117.8 million during 2008.

Gains on sales of securities of $0.5 million decreased $0.3 million or 36.7% from 2008. During 2009, the Corporation recognized a gain of $0.2 million relating to the acquisition of a company in which the Corporation owned stock. Additionally, the Corporation recognized a gain of $0.2 million relating to called securities during 2009. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities in 2008 since the Corporation’s cost basis in Visa is zero.

Net impairment losses on securities of $7.9 million decreased by $9.3 million from 2008. Impairment losses on securities during 2009 consisted of $7.1 million related to investments in pooled TPS and $0.7 million related to investments in bank stocks, while impairment losses on securities during 2008 consisted of $16.0 million related to investments in pooled TPS and $1.2 million related to investments in bank stocks.

Other income of $10.9 million for 2009 increased $7.2 million or 191.2% from 2008. The primary items contributing to this increase were $1.0 million more in gains relating to payments received on impaired loans acquired in previous acquisitions, a gain of $0.8 million on the sale of a building acquired in a previous acquisition and an increase of $0.3 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income. Additionally, impairment losses associated with the Corporation’s merchant banking subsidiary decreased by $2.9 million.

Non-Interest Expense

Total non-interest expense of $255.3 million in 2009 increased $32.6 million or 14.7% from 2008. This increase was primarily attributable to operating expenses resulting from the Omega and IRGB acquisitions in 2008 combined with increases in salaries and employee benefits, other real estate owned (OREO) expense and FDIC insurance.

Salaries and employee benefits of $126.9 million in 2009 increased $10.0 million or 8.6% from 2008. This increase was primarily attributable to the acquisitions of Omega and IRGB during 2008 combined with $1.1 million in additional pension expense during 2009 resulting from an increase in the actuarial valuation amount.

Combined net occupancy and equipment expense of $38.2 million in 2009 increased $4.0 million or 11.7% from the combined 2008 level, primarily due to the Omega and IRGB acquisitions during 2008.

Amortization of intangibles expense of $7.1 million in 2009 increased $0.6 million or 10.0% from 2008 primarily due to higher intangible balances resulting from the Omega and IRGB acquisitions during 2008.

Outside services expense of $23.6 million in 2009 increased $2.7 million or 12.8% from 2008 primarily due to the Omega and IRGB acquisitions during 2008, combined with higher fees for professional services, including legal fees incurred for loan workout efforts.

FDIC insurance of $13.9 million for 2009 increased $13.0 million from 2008 due to a one-time special assessment of $4.0 million paid during 2009, combined with an increase in FDIC insurance premium rates for 2009 and FNBPA having utilized its FDIC insurance premium credits in prior periods.

State tax expense of $6.8 million in 2009 increased $0.3 million or 4.0% from 2008 primarily due to higher net worth based taxes resulting from the Corporation’s acquisitions of Omega and IRGB in 2008.

OREO expense of $6.2 million in 2009 increased $4.0 million from 2008, due to increased foreclosure activity and write-downs of OREO property, particularly in the Florida market, during 2009.

Advertising and promotional expense of $5.3 million in 2009 increased $0.7 million or 16.0% from 2008 due to increased advertising in connection with the Corporation’s efforts to attract new customers to the Corporation’s local approach to banking during a time of competitor disruption in the marketplace, combined with the Corporation’s acquisitions of Omega and IRGB in 2008.

The Corporation recorded merger-related expenses of $4.7 million in 2008 relating to the acquisitions of Omega and IRGB. No merger-related expenses were recorded during 2009. Information relating to the Corporation’s acquisitions is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Other non-interest expenses of $27.4 million in 2009 increased $2.0 million or 7.8% from 2008. This increase reflects additional operating costs associated with the Corporation’s acquisitions of Omega and IRGB in 2008. Additionally, loan-related expense of $3.8 million in 2009 increased $0.8 million from 2008 primarily due to costs associated with the Florida commercial loan portfolio in 2009. Also, the Corporation recorded net expense of $1.1 million during 2009 associated with a litigation settlement.

Income Taxes

The Corporation’s income tax expense of $9.3 million for 2009 increased by $2.0 million or 28.1% from 2008. The effective tax rate of 18.4% for 2009 increased from 16.9% for the prior year, primarily due to higher pre-tax income for 2009. The income tax expense for 2009 and 2008 were favorably impacted by $0.4 million and $0.3 million, respectively, due to the resolution of previously uncertain tax positions. The lower effective tax rate also reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.

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

The Corporation’s return on average equity was 4.20% and its return on average assets was 0.46% for 2008, compared to 12.89% and 1.15%, respectively, for 2007.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. In 2008, net interest income, which comprised 74.5% of net revenue compared to 70.5% in 2007, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve and changes in the amount and mix of interest earning assets and interest bearing liabilities.

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

Interest income, on an FTE basis, of $415.8 million in 2008, increased by $42.3 million or 11.3% from 2007. Average interest earning assets of $6.6 billion for the 2008 grew $1.3 billion or 24.1% from the same period of 2007 primarily driven by the Omega and IRGB acquisitions which added average loans of $860.8 million and $64.5 million, respectively, in 2008. The Corporation also recognized organic average loan growth of $179.6 million during 2008. The yield on interest earning assets decreased 72 basis points to 6.25% for 2008 reflecting changes in interest rates.

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

Provision for Loan Losses

The provision for loan losses of $72.4 million in 2008 increased $59.7 million from 2007 due to higher net charge-offs, additional specific reserves and increased allocations for a weaker economic environment. The significant increases primarily reflect continued deterioration in the Corporation’s Florida market, and, to a much lesser extent, the slowing economy in Pennsylvania. The $72.4 million provision for loan losses for 2008 was comprised of $32.0 million relating to FNBPA’s Florida region, $5.7 million relating to Regency and $34.7 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During 2008, net charge-offs were $32.6 million or 0.60% of average loans compared to $12.5 million or 0.29% of average loans for 2007. The net charge-offs for 2008 were comprised of $15.0 million or 5.02% of average loans relating to FNBPA’s Florida region, $5.8 million or 3.78% of average loans relating to Regency and $11.8 million or 0.24% of average loans relating to the remainder of the Corporation’s portfolio. For additional information, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $86.1 million in 2008 increased $4.5 million or 5.5% from 2007. This increase resulted primarily from increases in all major fee businesses reflecting organic growth and the impact of acquisitions, partially offset by decreases in gain on sale of securities, impairment loss on securities and other non-interest income.

Service charges on loans and deposits of $54.7 million for 2008 increased $13.9 million or 34.0% from 2007, reflecting organic growth and the expansion of the Corporation’s customer base as a result of the Omega and

IRGB acquisitions during 2008. Insurance commissions and fees of $15.6 million for 2008 increased $1.6 million or 11.3% from 2007 primarily as a result of the acquisition of Omega during 2008 partially offset by a decrease in contingent fee income. Securities commissions of $8.1 million for 2008 increased by $1.8 million or 28.5% from 2007 primarily due to the acquisition of Omega during 2008 and an increase in annuity revenue due to the declining interest rate environment, partially offset by lower activity due to market conditions. Trust fees of $12.1 million in 2008 increased by $3.5 million or 41.0% from 2007 due to growth in assets under management resulting from the Omega acquisition during 2008 combined with increases in estate accounts, partially offset by the negative effect of market conditions on assets under management. Income from BOLI of $6.4 million for 2008 increased by $2.3 million or 55.6% from 2007. This increase was primarily attributable to the Omega and IRGB acquisitions in 2008 combined with increases in crediting rates paid on the insurance policies. Gain on sale of residential mortgage loans of $1.8 million for 2008 increased by $0.1 million or 6.4% from 2007 due to higher volume and increased prices on mortgage sales in 2008, partially offset by a loss on the sale of student loans during 2007. Gain on sale of securities of $0.8 million decreased $0.3 million or 27.8% from 2007 as management did not sell as many equity securities during 2008 due to unfavorable market prices in the bank stock portfolio. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities since the Corporation’s cost basis in Visa is zero. Impairment loss on securities of $17.2 million increased by $17.1 million from 2007 due to impairment losses during 2008 of $16.0 million related to investments in pooled TPS and $1.2 million related to investments in bank stocks. Other income of $3.8 million for 2008 decreased $1.3 million or 25.2% from 2007. The primary reason for this decrease was due to a $3.4 million impairment loss primarily relating to two mezzanine loans made by the Corporation’s merchant banking subsidiary, with $2.1 million related to a Florida-based company and the other $1.0 million related to a company with substantial exposure to the automobile industry. These decreases were partially offset by an increase of $2.6 million in swap fee income during 2008.

Non-Interest Expense

Total non-interest expense of $222.7 million in 2008 increased $57.1 million or 34.5% from 2007. This increase was primarily attributable to operating expenses resulting from the Omega and IRGB acquisitions in 2008.

Salaries and employee benefits of $116.8 million in 2008 increased $29.6 million or 33.9% from 2007. This increase was primarily attributable to the acquisitions of Omega and IRGB during 2008 combined with normal annual compensation and benefit increases, additional costs associated with the transition of the Corporation’s senior leadership and higher accrued expense for the Corporation’s long-term restricted stock program. The Corporation’s full-time equivalent employees increased 33.4% from 1,762 at December 31, 2007 to 2,350 at December 31, 2008, primarily due to the Omega and IRGB acquisitions. The Corporation also recorded $1.1 million in additional expense relating to the retirement of an executive during the second quarter of 2008. Additionally, 2007 included a credit of $1.6 million relating to the restructuring of the Corporation’s postretirement benefit plan. Combined net occupancy and equipment expense of $34.2 million in 2008 increased $6.5 million or 23.5% from the combined 2007 level, primarily due to the Omega and IRGB acquisitions during 2008. Amortization of intangibles expense of $6.4 million in 2008 increased $2.0 million or 46.2% from 2007 primarily due to higher intangible balances resulting from the Omega and IRGB acquisitions during 2008. Outside services expense of $20.9 million in 2008 increased $5.0 million or 31.1% from 2007 primarily due to the Omega and IRGB acquisitions during 2008, combined with higher fees for professional services. State tax expense of $6.6 million in 2008 increased $1.1 million or 20.2% from 2007 primarily due to higher net worth based taxes resulting from the Corporation’s acquisitions of Omega and IRGB in 2008. Advertising and promotional expense of $4.6 million in 2008 increased $1.7 million or 57.5% from 2007 due to increased advertising in connection with the Corporation’s acquisitions of Omega and IRGB in 2008. The Corporation recorded merger-related expenses of $4.7 million in 2008 relating to the acquisitions of Omega and IRGB compared to $0.2 million in 2007. Information relating to the Corporation’s acquisitions is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. Other non-interest expenses of $26.3 million in 2008 increased $5.1 million or 24.0% from 2007. This increase was primarily due to additional operating costs associated with the Corporation’s acquisitions of Omega and IRGB in 2008. Additionally, OREO expense of $2.1 million in 2008 increased $1.6 million from 2007 due to increased foreclosure activity and write-downs of OREO property.

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

Liquidity

The Corporation’s goal in liquidity management is to satisfy the cash flow requirements of depositors and borrowers as well as the operating cash needs of the Corporation with cost-effective funding. The Board of Directors of the Corporation has established an Asset/Liability Management Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. The Board of Directors of the Corporation has also established a Contingency Funding Policy to address liquidity crisis conditions. These policies designate the Corporate Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Corporation’s Treasury Department.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at December 31, 2009 was $74.9 million, up from $66.8 million at December 31, 2008, as the Corporation took a number of actions to bolster its cash position. On January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued Series C Preferred Stock valued at $100.0 million as part of the UST’s CPP. The Corporation redeemed the Series C Preferred Stock on September 9, 2009. Additionally, on January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock dividend rate from $0.24 to $0.12 per quarter, thus reducing 2009’s liquidity needs by approximately $43.1 million. Finally, on June 16, 2009, the Corporation completed a common stock offering that raised $125.8 million in total capital, $98.0 million of which has been invested in FNBPA. The parent also may draw on an approved line of credit with a major domestic bank. This unused line was $15.0 million as of December 31, 2009 and $25.0 million as of December 31, 2008. During 2009, a $25.0 million committed line of credit was negotiated with a major domestic bank on behalf of Regency. At December 31, 2009, $10.0 million was outstanding. In addition, the Corporation also issues subordinated notes through Regency on a regular basis. Subordinated note growth for 2009 was $36.2 million or 23.7%, with one customer accounting for $16.3 million of such growth.

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

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by its ratio of total deposits and treasury management accounts to total assets of 79.4% and 77.3% as of December 31, 2009 and 2008, respectively. Over this time period, growth in deposits and treasury management accounts was $447.7 million or 6.9%. The Corporation had unused wholesale credit availability of $2.9 billion or 33.2% of total assets at December 31, 2009 and $2.7 billion or 32.0% of total assets at December 31, 2008. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. During 2009, the Corporation expanded its borrowing capacity at the FRB by approximately $342.0 million by pledging loans as collateral. Further, the Corporation’s election not to opt out of the FDIC’s TLGP resulted in $140.0 million of increased funding availability which expired on October 31, 2009. Finally, the Corporation’s ratio of unpledged securities to total securities improved to 16.9% at December 31, 2009 compared to 4.4% at December 31, 2008.

In addition, the ALCO regularly monitors various liquidity ratios and forecasts of the Corporation’s liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is susceptible to current and future impairment charges on holdings in its investment portfolio. The Securities footnote, in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses the impairment charges taken during both 2009 and 2008 relating to the pooled TPS and bank stock portfolios. The Securities footnote also discusses the ongoing process management utilizes to determine whether impairment exists.

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

The following table presents the amounts of IEA and IBL as of December 31, 2009 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Interest Earning Assets (IEA)
Loans	$1,354,740	$864,683	$352,612	$557,842	$3,129,877
Investments	245,534	131,279	163,042	257,706	797,561

	1,600,274	995,962	515,654	815,548	3,927,438

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,655,113	—	—	—	1,655,113
Time deposits	130,138	233,946	341,223	587,243	1,292,550
Borrowings	629,980	46,168	57,654	92,830	826,632

	2,415,231	280,114	398,877	680,073	3,774,295

Period Gap	$(814,957)	$715,848	$116,777	$135,475	$153,143

Cumulative Gap	$(814,957)	$(99,109)	$17,668	$153,143

IEA/IBL (Cumulative)	0.66	0.96	1.01	1.04

Cumulative Gap to IEA	(10.9)%	(1.3)%	0.2%	2.0%

The cumulative twelve-month IEA to IBL ratio changed to 1.04 for December 31, 2009 from 1.08 for December 31, 2008.

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

The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2009.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

			ALCO
December 31	2009	2008	Guidelines

Net interest income change (12 months):
+ 200 basis points	(1.1)%	(0.3)%	+/−5.0%
+ 100 basis points	(0.4)%	0.2%	+/−5.0%
− 100 basis points	(1.9)%	(2.4)%	+/−5.0%

Economic value of equity:
+ 200 basis points	(5.9)%	(0.1)%	—
+ 100 basis points	(2.3)%	1.1%	—
− 100 basis points	(0.9)%	6.3%	—

The Corporation has a relatively neutral interest rate risk position. The Corporation has maintained a relatively stable net interest margin despite the recent market rate volatility.

During 2009, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 54.6% of total loans as of December 31, 2008 to 57.4% of total loans as of December 31, 2009. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 2.6 years at December 31, 2009 versus 2.7 years at December 31, 2008. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $185.9 million in notional swap principal originated in 2009 accounted for the majority of the increase in adjustable loans during 2009. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

OCC Bulletin 2000-16 mandates that banks have their asset/liability models independently validated on a periodic basis. The Corporation’s Asset/Liability Management Policy states that the model will be validated at least every three years. A leading asset/liability consulting firm issued a report as of December 31, 2009 after conducting a validation of the model for FNBPA. The model was given an “Excellent” rating, which according to the consultant, indicates that the overall model implementation meets FNBPA’s earnings performance assessment and interest rate risk analysis needs.

However, the Corporation recognizes that all asset/liability models have some inherent shortcomings. Furthermore, asset/liability models require certain assumptions to be made, such as prepayment rates on interest earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and available industry data. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved.

Risk Management

The key to effective risk management is to be proactive in identifying, measuring, evaluating and monitoring risk on an ongoing basis. Risk management practices support decision-making, improve the success rate for new initiatives, and strengthen the market’s confidence in the Corporation and its affiliates.

The Corporation supports its risk management process through a governance structure involving its Board of Directors and senior management. The Corporation’s Risk Committee, which is comprised of various members of the Board of Directors, helps insure that management executes business decisions within the Corporation’s desired risk profile. The Risk Committee has the following key roles:

•	facilitate the identification, assessment and monitoring of risk across the Corporation;
•	provide support and oversight to the Corporation’s businesses; and
•	identify and implement risk management best practices, as appropriate.

FNBPA has a Risk Management Committee comprised of senior management to provide day-to-day oversight to specific areas of risk with respect to the level of risk and risk management structure. FNBPA’s Risk Management Committee reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise risk profile of the Corporation and other relevant risk management issues.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2009 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without a stated maturity	$4,175,207	$—	$—	$—	$4,175,207
Certificates and other time deposits	1,279,383	651,007	266,416	8,210	2,205,016
Operating leases	5,118	8,295	5,517	15,472	34,402
Long-term debt	206,580	115,727	1,310	1,260	324,877

	$5,666,288	$775,029	$273,243	$24,942	$6,739,502

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2009 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Commitments to extend credit	$1,227,105	$47,414	$19,712	$117,634	$1,411,865
Standby letters of credit	44,755	29,182	13,793	187	87,917

	$1,271,860	$76,596	$33,505	$117,821	$1,499,782

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

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also consists of commercial loans in Florida, which totaled $243.9 million or 4.2% of total loans as of December 31, 2009 compared to $294.2 million or 5.1% of total loans as of December 31, 2008. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $162.0 million or 2.8% of total loans as of December 31, 2009.

Following is a summary of loans (in thousands):

December 31	2009	2008	2007	2006	2005

Commercial	$3,234,738	$3,173,941	$2,232,860	$2,111,752	$1,613,960
Direct installment	985,746	1,070,791	941,249	926,766	890,288
Residential mortgages	605,219	638,356	465,881	490,215	485,542
Indirect installment	527,818	531,430	427,663	461,214	493,740
Consumer lines of credit	408,469	340,750	251,100	254,054	262,969
Other	87,371	65,112	25,482	9,143	2,548

	$5,849,361	$5,820,380	$4,344,235	$4,253,144	$3,749,047

Commercial is comprised of both commercial real estate loans and commercial and industrial loans. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans written by third parties, primarily automobile loans. Consumer lines of credit includes home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of commercial leases, mezzanine loans and student loans.

Total loans were essentially unchanged at $5.8 billion for both the periods ended December 31, 2009 and 2008. However, the Corporation saw a favorable shift in the loan mix as commercial and consumer lines of credit increased by 1.9% and 19.9%, respectively, while direct installment, residential mortgages and indirect installment declined 7.9%, 5.2% and 0.7%, respectively. Additionally, other increased by 34.2%, primarily due to an increase of $20.6 million in commercial leases.

Total loans at December 31, 2008 increased by $1.5 billion or 34.0% to $5.8 billion as compared to December 31, 2007. This growth primarily relates to the acquisitions of Omega and IRGB, which added loans of $1.1 billion and $168.8 million, respectively, at the time of each acquisition, combined with organic growth.

The composition of the Florida loan portfolio consisted of the following as of December 31, 2009: unimproved residential land (13.0%), unimproved commercial land (23.5%), improved land (3.7%), income producing commercial real estate (35.1%), residential construction (7.6%), commercial construction (13.3%), commercial and industrial (2.5%) and owner-occupied (1.3%). The weighted average loan-to-value ratio for this portfolio was 76.8% and 73.7% as of December 31, 2009 and 2008, respectively.

The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of December 31, 2009 and 2008, commercial real estate loans were $2.1 billion and $2.0 billion, or 35.4% and 34.3% of total loans, respectively. As of December 31, 2009, approximately 47.0% of the commercial real estate loans are owner-occupied, while the remaining 53.0% are non-owner-occupied. As of December 31, 2009 and 2008, the Corporation had construction loans of $184.1 million and $176.7 million, respectively, representing 3.1% and 3.0% of total loans, respectively. As of December 31, 2009 and 2008, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2009 (in thousands):

	Within	1-5	Over
	1 Year	Years	5 Years	Total

Commercial	$235,867	$861,948	$2,136,923	$3,234,738
Residential mortgages	752	26,573	577,894	605,219

	$236,619	$888,521	$2,714,817	$3,839,957

The total amount of loans due after one year includes $2.8 billion with floating or adjustable rates of interest and $836.3 million with fixed rates of interest.

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

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest has been paid and the ultimate collectibility of the remaining principal and interest is reasonably assured.

Non-performing loans are closely monitored on an ongoing basis as part of the Corporation’s loan review and work-out process. The potential risk of loss on these loans is evaluated by comparing the loan balance to the fair value of any underlying collateral or the present value of projected future cash flows. Losses on non-accrual and restructured loans are recognized when appropriate.

Following is a summary of non-performing assets (dollars in thousands):

December 31	2009	2008	2007	2006	2005

Non-accrual loans	$133,891	$139,607	$29,211	$24,636	$28,100
Restructured loans	11,624	3,872	3,288	3,314	4,800

Total non-performing loans	145,515	143,479	32,499	27,950	32,900
Other real estate owned (OREO)	21,367	9,177	8,052	5,948	6,337

Total non-performing loans and OREO	166,882	152,656	40,551	33,898	39,237
Non-performing investments	4,825	10,456	—	—	—

Total non-performing assets	$171,707	$163,112	$40,551	$33,898	$39,237

Non-performing loans/total loans	2.49%	2.47%	0.75%	0.66%	0.88%
Non-performing loans + OREO/ total loans + OREO	2.84%	2.62%	0.93%	0.80%	1.04%
Non-performing assets/total assets	1.97%	1.95%	0.67%	0.56%	0.70%

The increase in non-performing loans from 2007 to 2008 is primarily a result of the significant deterioration in Florida, and to a much lesser extent, the slowing economy in Pennsylvania.

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2009	2008	2007	2006	2005

Loans 90 days or more past due	$12,471	$13,677	$7,173	$5,171	$5,316
As a percentage of total loans	0.21%	0.23%	0.17%	0.12%	0.14%

The following tables provide additional information relating to non-performing loans for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total

December 31, 2009
Non-performing loans	$66,160	$71,737	$7,618	$145,515
Other real estate owned (OREO)	9,836	10,341	1,190	21,367
Total past due loans	52,493	—	5,416	57,909
Non-performing loans/total loans	1.22%	29.41%	4.70%	2.49%
Non-performing loans + OREO/ total loans + OREO	1.39%	32.28%	5.40%	2.84%
December 31, 2008
Non-performing loans	$45,458	$93,116	$4,905	$143,479
Other real estate owned (OREO)	7,054	1,138	985	9,177
Total past due loans	51,458	—	5,613	57,071
Non-performing loans/total loans	0.85%	31.65%	3.10%	2.47%
Non-performing loans + OREO/ total loans + OREO	0.98%	31.91%	3.70%	2.62%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual and restructured loans (in thousands):

December 31	2009	2008	2007	2006	2005

Gross interest income:
Per contractual terms	$8,788	$6,408	$2,378	$2,046	$3,179
Recorded during the year	698	347	362	458	528

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

The components of the allowance for loan losses represent estimates based upon ASC Topic 450, Contingencies, and ASC Topic 310, Receivables. ASC Topic 450 applies to homogeneous loan pools such as consumer installment, residential mortgages and consumer lines of credit, as well as commercial loans that are not individually evaluated for impairment under ASC Topic 310. ASC Topic 310 is applied to commercial loans that are individually evaluated for impairment.

Under ASC Topic 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired loans to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent.

In estimating loan loss contingencies, management considers numerous factors, including historical charge-off rates and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence the Corporation’s credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. Homogeneous loan pools are evaluated using similar criteria that are based upon historical loss rates for various loan types. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary. This determination inherently involves a high degree of uncertainty and considers current risk factors that may not have occurred in the Corporation’s historical loan loss experience.

During the fourth quarter of 2009, the Corporation updated the allowance methodology to place a greater emphasis on losses realized within the past two years. The previous methodology relied a rolling 15 quarter experience method. This change did not have a material impact on the 2009 provision and allowance, but could indicate higher provisions in future periods if higher losses are experienced.

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

In evaluating its Florida loan portfolio at that time, the Corporation increased the allowance to address the heightened level of inherent risk in that portfolio given the significant deterioration in that market. In applying the methodology to this portfolio, the Corporation utilized quantitative loss factors provided by the OCC based on a prior recession. The OCC-supplied rates are more appropriate than historical loss history due to the limited age and relatively small size of the portfolio; furthermore, all non-performing loans within this pool have been evaluated for impairment under ASC Topic 310. The combined impact of the significant deterioration in the Florida market and separately evaluating the Florida loan portfolio utilizing these quantitative factors was a $12.3 million increase in the Corporation’s allowance for loan losses for the Florida loan portfolio at December 31, 2008, with the predominant factor being the impact of the significant deterioration in the Florida market.

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

Following is a summary of changes in the allowance for loan losses (dollars in thousands):

Year Ended December 31	2009	2008	2007	2006	2005

Balance at beginning of period	$104,730	$52,806	$52,575	$50,707	$50,467
Additions due to acquisitions	16	12,150	21	3,035	4,996
Reductions due to branch sales	—	—	—	—	(59)
Charge-offs:
Commercial	(52,850)	(21,578)	(3,327)	(2,813)	(3,480)
Direct installment	(8,907)	(8,382)	(7,351)	(6,502)	(8,671)
Residential mortgages	(1,288)	(573)	(297)	(902)	(967)
Indirect installment	(3,881)	(2,833)	(2,181)	(2,778)	(3,959)
Consumer lines of credit	(1,444)	(1,240)	(1,373)	(1,026)	(1,379)
Other	(1,297)	(1,308)	(684)	(659)	(1,251)

Total charge-offs	(69,667)	(35,914)	(15,213)	(14,680)	(19,707)
Recoveries:
Commercial	912	1,326	481	821	650
Direct installment	1,024	1,030	1,241	1,523	988
Residential mortgages	69	181	158	187	145
Indirect installment	625	638	683	345	757
Consumer lines of credit	122	121	117	126	145
Other	22	21	50	99	149

Total recoveries	2,774	3,317	2,730	3,101	2,834
Net charge-offs	(66,893)	(32,597)	(12,483)	(11,579)	(16,873)
Provision for loan losses	66,802	72,371	12,693	10,412	12,176

Balance at end of period	$104,655	$104,730	$52,806	$52,575	$50,707

Net loan charge-offs/average loans	1.15%	0.60%	0.29%	0.29%	0.46%
Allowance for loan losses/total loans	1.79%	1.80%	1.22%	1.24%	1.35%
Allowance for loan losses/non-performing loans	71.92%	72.99%	162.48%	188.10%	154.12%

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

During 2009, activity throughout the Florida marketplace increased across various asset classes as price points had been reduced to levels that generated interest from buyers. The Corporation experienced increased activity and levels of interest in condominiums and developed residential lots. In addition, the Corporation also experienced increased interest in land as a number of clients pursued sales opportunities for further development.

The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total

At or for the Year Ended December 31, 2009
Provision for loan losses	$25,045	$35,090	$6,667	$66,802
Allowance for loan losses	78,061	19,789	6,805	104,655
Net charge-offs	16,744	43,807	6,342	66,893
Net charge-offs/average loans	0.30%	15.80%	4.04%	1.15%
Allowance for loan losses/total loans	1.43%	8.11%	4.20%	1.79%
Allowance for loan losses/non-performing loans	117.99%	27.59%	89.33%	71.92%
At or for the Year Ended December 31, 2008
Provision for loan losses	$34,694	$32,035	$5,642	$72,371
Allowance for loan losses	69,745	28,506	6,479	104,730
Net charge-offs	11,795	15,049	5,753	32,597
Net charge-offs/average loans	0.24%	5.02%	3.78%	0.60%
Allowance for loan losses/total loans	1.30%	9.69%	4.10%	1.80%
Allowance for loan losses/non-performing loans	153.43%	30.61%	132.09%	72.99%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

During 2009, the Corporation was able to reduce its Florida land-related portfolio including OREO by $46.9 million or 31.2%, reducing total land-related exposure including OREO to $103.2 million at December 31, 2009. In addition, the condominium portfolio exposure is down $17.1 million since December 31, 2008 to stand at $0.1 million. Including OREO, the condominium portfolio was reduced by $12.8 million during 2009, representing a 74.3% decline since December 31, 2008. Including OREO, the condominium portfolio stands at $4.4 million at December 31, 2009. These reductions are consistent with the Corporation’s objective to reduce this exposure in the Florida portfolio.

The allowance for loan losses was $104.7 million at both December 31, 2009 and 2008. For 2009, net charge-offs totaled $66.9 million compared to $32.6 million during 2008, an increase of $34.3 million due to continued economic deterioration in Florida, and to some extent, the slowing economy in Pennsylvania. The total net charge-offs for 2009 include $43.8 million related to the Florida loan portfolio. Additionally, during 2009, the Corporation provided $35.1 million to the reserve related to Florida, bringing the total allowance for loan losses for the Florida portfolio to $19.8 million or 8.11% of total loans in that portfolio.

The allowance for loan losses as a percentage of non-performing loans decreased slightly from 72.99% as of December 31, 2008 to 71.92% as of December 31, 2009. While the allowance for loan losses remained constant at $104.7 million, non-performing loans increased $2.0 million or 1.4% over the same period. The reduction in the allowance coverage of non-performing loans relates to the nature of the loans that were added to non-performing status which were supported to a large extent by real estate collateral at current valuations and therefore did not require a 100% reserve allocation given the estimated loss exposure on the loans.

The allowance for loan losses ended 2009 flat with 2008 as specific reserves established in 2008 on several sizable Florida credits were released when the credits were charged down during 2009. The allowance for loan losses at December 31, 2009 included $19.8 million or 18.9% of the total related to the Corporation’s Florida loan portfolio. Net charge-offs increased $34.3 million or 105.2%, with the Florida loan portfolio comprising $28.8 million of that total increase.

The allowance for loan losses increased $51.9 million during 2008 representing a 98.3% increase in reserves for loan losses between December 31, 2007 and December 31, 2008, due to higher net charge-offs, additional specific reserves and increased allocations for a weaker environment. The significant increase primarily reflects continued deterioration in Florida, and to a much lesser extent, the slowing economy in Pennsylvania. The allowance for loan losses at December 31, 2008 included $28.5 million or 27.2% of the total relating to the Corporation’s Florida loan portfolio. Net charge-offs increased $20.1 million or 161.1% reflecting higher loan charge-offs, including $15.0 million in charge-offs in the Florida market during 2008.

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

At December 31, 2009 and 2008, there were $8.0 million and $16.1 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality.

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

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in each		in each		in each		in each		in each
		Category to		Category to		Category to		Category to		Category to
	Dec 31,	Total	Dec 31,	Total	Dec. 31,	Total	Dec. 31,	Total	Dec. 31,	Total
	2009	Loans	2008	Loans	2007	Loans	2006	Loans	2005	Loans

Commercial	$71,789	55%	$76,071	55%	$32,607	51%	$30,813	50%	$27,112	43%
Direct installment	14,707	17	14,022	18	11,387	21	11,445	22	11,631	24
Residential mortgages	4,204	10	3,659	11	2,621	11	3,068	11	2,958	13
Indirect installment	6,204	9	5,012	9	3,766	10	4,649	11	6,324	13
Consumer lines of credit	4,176	7	4,851	6	2,310	6	2,343	6	2,486	7
Other	3,575	2	1,115	1	115	1	257	—	196	—

	$104,655	100%	$104,730	100%	$52,806	100%	$52,575	100%	$50,707	100%

The amount of the allowance allocated to commercial loans decreased in 2009 due to the release of specific reserves on certain Florida loans in conjunction with the $43.8 million in charge-offs within that portfolio that occurred during 2009.

The amount of the allowance allocated to commercial loans increased in 2008 primarily due to increased asset quality deterioration and allocations for a weaker environment, primarily a result of the continued deterioration in the Florida market with $28.5 million of the commercial allowance for the Florida portfolio.

The amount of the allowance allocated to commercial loans increased in 2007 due to a combination of the increased loan balance and the additional $2.0 million in specific reserves recorded in relation to a developer relationship in the Florida market.

The amount of the allowance allocated to commercial loans increased in 2006 due to the increased loan balance, while the amount allocated to indirect installment loans decreased due to an improvement in credit quality as a result of improved underwriting guidelines and a planned run-off in loan balances.

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

As of December 31, 2009, securities totaling $715.3 million and $775.3 million were classified as available for sale and held to maturity, respectively. During 2009, securities available for sale increased by $233.1 million and securities held to maturity decreased by $68.6 million from December 31, 2008. This change in the mix between available for sale and held to maturity securities is a result of management’s decision to increase the allocation in available for sale securities with short duration securities.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2009 (dollars in thousands):

		Weighted
		Average
	Amount	Yield

Obligations of U.S. Treasury and other U.S. Government agencies:
Maturing after one year but within five years	$247,781	2.27%
Maturing after ten years	10,061	2.05
States of the U.S. and political subdivisions:
Maturing within one year	7,766	2.90
Maturing after one year but within five years	34,785	5.30
Maturing after five years but within ten years	37,904	5.94
Maturing after ten years	116,676	6.16
Collateralized debt obligations:
Maturing after ten years	8,414	2.86
Other debt securities:
Maturing within one year	25	4.82
Maturing after ten years	12,023	5.13
Residential mortgage-backed securities:
Agency mortgage-backed securities	892,647	4.30
Agency collateralized mortgage obligations	70,771	2.37
Non-agency collateralized mortgage obligations	49,045	5.03
Equity securities	2,732	5.25

Total	$1,490,630	4.07

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

Total deposits increased $0.3 billion to $6.4 billion at December 31, 2009 compared to December 31, 2008, primarily as a result of an increase in transaction accounts, which is comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts), which was partially offset by a decline in certificates of deposit. The increase in transaction accounts is a result of the Corporation’s ability to capitalize on competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking. Certificates of deposit are down by design reflecting the Corporation’s continuing strategy to focus on growing transaction accounts.

Short-term borrowings, made up of treasury management accounts (also referred to as securities sold under repurchase agreements), federal funds purchased, subordinated notes and other short-term borrowings, increased by $72.9 million to $669.2 million at December 31, 2009 compared to December 31, 2008. This increase is the result of increases of $122.1 million, $26.9 million and $9.9 million in treasury management accounts, subordinated notes and other short-term borrowings, respectively, partially offset by a decrease of $86.0 million in federal funds purchased. The increase in treasury management accounts is the result of the Corporation’s strong growth in new commercial client relationships.

Treasury management accounts are the largest component of short-term borrowings. The treasury management accounts have next day maturities. At December 31, 2009 and 2008, treasury management accounts represented 80.2% and 69.6%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to treasury management accounts (dollars in thousands):

	2009	2008	2007

Balance at year-end	$536,784	$414,705	$276,552
Maximum month-end balance	551,779	433,411	291,200
Average balance during year	472,628	373,200	266,726
Weighted average interest rates:
At end of year	0.84%	1.20%	3.71%
During the year	0.97	2.08	4.56

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. As of December 31, 2009, the Corporation has issued 24,150,000 common shares in a public equity offering.

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

Management’s Report on F.N.B. Corporation’s Internal Control Over Financial Reporting - Reporting at a Bank Holding Company Level

February 26, 2010

F.N.B. Corporation’s (the Company) internal control over financial reporting is a process effected by the board of directors, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with U.S. generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles and the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) (FR Y-9C instructions), and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and the board of directors; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009 the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework.

F.N.B. Corporation

/s/Stephen J. Gurgovits

By: Stephen J. Gurgovits President and Chief Executive Officer

/s/Vincent J. Calabrese

By: Vincent J. Calabrese Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in footnote 2 to the consolidated financial statements, during 2009 F.N.B. Corporation changed its method of accounting for other than temporary impairment of investments, in accordance with Financial Accounting Standards Board Statement No, 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (codified in ASC 320-10 and 928-205), and changed its method of accounting for uncertain tax positions on January 1, 2007, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (codified in ASC 740-10).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because management’s assessment and our audit were conducted to also meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of F.N.B. Corporation’s internal control over financial reporting included controls over the preparation of financial statements in accordance with the instructions for the preparation of Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, F.N.B. Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009, of F.N.B. Corporation and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Pittsburgh, Pennsylvania
February 26, 2010

F.N.B. Corporation and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except par values

	December 31
	2009	2008

Assets
Cash and due from banks	$305,163	$169,224
Interest bearing deposits with banks	5,387	2,979
Securities available for sale	715,349	482,270
Securities held to maturity (fair value of $796,537 and $851,251)	775,281	843,863
Residential mortgage loans held for sale	12,754	10,708
Loans, net of unearned income of $38,173 and $33,962	5,849,361	5,820,380
Allowance for loan losses	(104,655)	(104,730)

Net Loans	5,744,706	5,715,650
Premises and equipment, net	117,921	122,599
Goodwill	528,710	528,278
Core deposit and other intangible assets, net	39,141	46,229
Bank owned life insurance	205,447	217,737
Other assets	259,218	225,274

Total Assets	$8,709,077	$8,364,811

Liabilities
Deposits:
Non-interest bearing demand	$992,298	$919,539
Savings and NOW	3,182,909	2,816,628
Certificates and other time deposits	2,205,016	2,318,456

Total Deposits	6,380,223	6,054,623
Other liabilities	86,797	92,305
Short-term borrowings	669,167	596,263
Long-term debt	324,877	490,250
Junior subordinated debt	204,711	205,386

Total Liabilities	7,665,775	7,438,827
Stockholders’ Equity
Common stock - $0.01 par value
Authorized - 500,000,000 shares
Issued - 114,214,951 and 89,726,592 shares	1,138	894
Additional paid-in capital	1,087,369	953,200
Retained earnings	(12,833)	(1,143)
Accumulated other comprehensive loss	(30,633)	(26,505)
Treasury stock - 103,256 and 26,440 shares at cost	(1,739)	(462)

Total Stockholders’ Equity	1,043,302	925,984

Total Liabilities and Stockholders’ Equity	$8,709,077	$8,364,811

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Income
Dollars in thousands, except per share data

	Year Ended December 31
	2009	2008	2007

Interest Income
Loans, including fees	$329,841	$352,687	$318,015
Securities:
Taxable	50,527	49,742	44,128
Nontaxable	7,131	6,686	5,828
Dividends	146	274	294
Other	77	392	625

Total Interest Income	387,722	409,781	368,890
Interest Expense
Deposits	85,699	111,568	124,276
Short-term borrowings	8,520	13,030	19,435
Long-term debt	17,202	21,044	19,360
Junior subordinated debt	9,758	12,347	10,982

Total Interest Expense	121,179	157,989	174,053

Net Interest Income	266,543	251,792	194,837
Provision for loan losses	66,802	72,371	12,693

Net Interest Income After Provision for Loan Losses	199,741	179,421	182,144
Non-Interest Income
Impairment losses on securities	(25,232)	(17,189)	(118)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	17,339	—	—

Net impairment losses on securities	(7,893)	(17,189)	(118)
Service charges	57,736	54,691	40,827
Insurance commissions and fees	16,672	15,572	13,994
Securities commissions and fees	7,460	8,128	6,326
Trust	11,811	12,095	8,577
Bank owned life insurance	5,677	6,408	4,117
Gain on sale of mortgage loans	3,061	1,824	1,715
Gain on sale of securities	528	834	1,155
Other	10,926	3,752	5,016

Total Non-Interest Income	105,978	86,115	81,609
Non-Interest Expense
Salaries and employee benefits	126,865	116,819	87,219
Net occupancy	20,258	17,888	14,676
Equipment	17,991	16,357	13,061
Amortization of intangibles	7,088	6,442	4,406
Outside services	23,587	20,918	15,956
FDIC insurance	13,881	898	516
State taxes	6,813	6,550	5,451
Other real estate owned	6,183	2,138	521
Telephone	5,255	5,336	4,035
Advertising and promotional	5,321	4,589	2,914
Insurance claims paid	2,528	2,768	2,309
Merger related	—	4,724	210
Other	19,569	17,277	14,340

Total Non-Interest Expense	255,339	222,704	165,614

Income Before Income Taxes	50,380	42,832	98,139
Income taxes	9,269	7,237	28,461

Net Income	41,111	35,595	69,678
Preferred stock dividends and discount amortization	8,308	—	—

Net Income Available to Common Stockholders	$32,803	$35,595	$69,678

Net Income per Common Share
Basic	$0.32	$0.44	$1.16

Diluted	$0.32	$0.44	$1.15

Cash Dividends Paid per Common Share	$0.48	$0.96	$0.95

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Dollars in thousands

						Accumu-
						lated
						Other
	Compre-			Additional		Compre-
	hensive	Preferred	Common	Paid-In	Retained	hensive	Treasury
	Income	Stock	Stock	Capital	Earnings	Income	Stock	Total

Balance at January 1, 2007		$—	$601	$506,024	$33,321	$(1,546)	$(1,028)	$537,372
Net income	$69,678				69,678			69,678
Change in other comprehensive income (loss)	(5,192)					(5,192)		(5,192)

Comprehensive income	$64,486

Common dividends declared: $0.95/share					(57,450)			(57,450)
Purchase of common stock							(9,175)	(9,175)
Issuance of common stock			1	1	(1,949)		9,379	7,432
Restricted stock compensation				2,231				2,231
Tax benefit of stock-based compensation				635				635
Adjustment to initially apply ASC Topic 740, net of tax					(1,174)			(1,174)

Balance at December 31, 2007		—	602	508,891	42,426	(6,738)	(824)	544,357
Net income	$35,595				35,595			35,595
Change in other comprehensive income (loss)	(19,767)					(19,767)		(19,767)

Comprehensive income	$15,828

Common dividends declared: $0.96/share					(78,283)			(78,283)
Issuance of common stock			292	441,403	(275)		362	441,782
Restricted stock compensation				2,049				2,049
Tax benefit of stock-based compensation				857				857
Adjustment to initially apply Revised ASC Topic 715					(606)			(606)

Balance at December 31, 2008		—	894	953,200	(1,143)	(26,505)	(462)	925,984
Net income	$41,111				41,111			41,111
Change in other comprehensive income (loss)	(4,128)					(4,128)		(4,128)

Comprehensive income	$36,983

Cash dividends declared:
Preferred stock					(3,333)			(3,333)
Common stock: $0.48/share					(49,042)			(49,042)
Issuance of preferred stock (CPP)		100,000						100,000
Repurchase of preferred stock (CPP)		(100,000)						(100,000)
Issuance of warrant/discount (CPP)		(4,441)		4,441				—
Adjust warrant/discount valuation (CPP)		(282)		282				—
Capitalize issuance costs (CPP)		(252)			1			(251)
Amortization of CPP discount		4,975			(4,975)			—
Issuance of common stock			244	127,829	(15)		(1,277)	126,781
Restricted stock compensation				1,775				1,775
Tax expense of stock-based compensation				(158)				(158)
Adoption of Revised ASC Topic 320					4,563			4,563

Balance at December 31, 2009		$—	$1,138	$1,087,369	$(12,833)	$(30,633)	$(1,739)	$1,043,302

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

	Year Ended December 31
	2009	2008	2007

Operating Activities
Net income	$41,111	$35,595	$69,678
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	25,858	20,970	13,433
Provision for loan losses	66,802	72,371	12,693
Deferred income taxes	(9,463)	(10,998)	3,080
Gain on sale of securities	(528)	(834)	(1,155)
Other-than-temporary impairment losses on securities	7,893	17,189	118
Tax expense (benefit) of stock-based compensation	158	(857)	(635)
Net change in:
Interest receivable	2,619	4,171	117
Interest payable	(3,782)	(320)	(3,095)
Residential mortgage loans held for sale	(2,046)	(5,071)	(1,682)
Trading securities	—	264,416	—
Bank owned life insurance	(1,395)	(4,648)	(2,494)
Other, net	(11,421)	(15,047)	9,767

Net cash flows provided by operating activities	115,806	376,937	99,825

Investing Activities
Net change in:
Interest bearing deposits with banks	(2,407)	4,126	990
Loans	(119,902)	(271,604)	(108,119)
Securities available for sale:
Purchases	(529,780)	(345,885)	(265,278)
Sales	812	2,521	3,162
Maturities	289,996	221,255	158,805
Securities held to maturity:
Purchases	(179,898)	(302,794)	(87,600)
Maturities	247,352	149,762	195,454
Purchase of bank owned life insurance	(16)	—	—
Withdrawal/surrender of bank owned life insurance	13,700	—	—
Increase in premises and equipment	(7,997)	(14,194)	(2,761)
Acquisitions, net of cash acquired	47	57,412	—

Net cash flows used in investing activities	(288,093)	(499,401)	(105,347)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	439,040	162,097	63,977
Time deposits	(113,441)	(50,299)	(39,135)
Short-term borrowings	72,905	118,658	85,913
Increase in long-term debt	39,328	121,630	230,428
Decrease in long-term debt	(204,701)	(120,746)	(268,952)
Decrease in junior subordinated debt	(675)	(506)	—
Issuance of preferred stock and common stock warrant	99,749	—	—
Redemption of preferred stock	(100,000)	—	—
Net proceeds from issuance of common stock	128,554	8,045	(2,021)
Tax (expense) benefit of stock-based compensation	(158)	857	635
Cash dividends paid	(52,375)	(78,283)	(57,450)

Net cash flows provided by financing activities	308,226	161,453	13,395

Net Increase in Cash and Due from Banks	135,939	38,989	7,873
Cash and due from banks at beginning of year	169,224	130,235	122,362

Cash and Due from Banks at End of Year	$305,163	$169,224	$130,235

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements

Nature of Operations

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio and loan production offices in Pennsylvania and Florida. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.

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

The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through February 26, 2010, the date of the filing of the consolidated financial statements with the SEC.

The Corporation completed acquisitions during 2008. These acquisitions are discussed in the Mergers and Acquisitions footnote. The accompanying consolidated financial statements include the results of operations of the acquired entities from their respective dates of acquisition.

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

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with ASC Topic 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

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

Securities are classified as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Omega acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the second quarter of 2008. As of December 31, 2009 and 2008, the Corporation did not hold any trading securities.

Securities held to maturity are comprised of debt securities, for which management has the positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities, and OTTI, if any.

Securities that are not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised of debt securities and marketable equity securities. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary and unrealized losses deemed to be other-than-temporary and attributable to non-credit factors reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and credit-related OTTI charges are recorded within non-interest income in the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

The Corporation evaluates its investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. The Corporation considers an investment security impaired if its fair value is less than its cost or amortized cost basis.

When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statement of income. When impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the Corporation intends to sell the security or whether it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis.

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

This process considers factors such as the severity, length of time and anticipated recovery period of the impairment, recoveries or additional declines in fair value subsequent to the balance sheet date, recent events specific to the issuer, including investment downgrades by rating agencies and economic conditions in its industry, and the issuer’s financial condition, repayment capacity, capital strength and near-term prospects.

For debt securities, the Corporation also considers the payment structure of the debt security, the likelihood of the issuer being able to make future payments, failure of the issuer of the security to make scheduled interest and principal payments, whether the Corporation has made a decision to sell the security and whether the Corporation’s cash or working capital requirements or contractual or regulatory obligations indicate that the debt security will be required to be sold before a forecasted recovery occurs. For equity securities, the Corporation also considers its intent and ability to retain the security for a period of time sufficient to allow for a recovery in fair value. Among the factors that the Corporation considers in determining its intent and ability to retain the security is a review of its capital adequacy, interest rate risk position and liquidity. The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, the Corporation’s intent and ability to retain the security, and whether it is more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis require considerable judgment.

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

Derivative Instruments and Hedging Activities

From time to time, the Corporation may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the balance sheet in accordance with the requirements of ASC Topic 815, Derivatives and Hedging.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income within stockholders’ equity, net of tax. Amounts are reclassified from accumulated other comprehensive income to the consolidated statement of income in the period or periods in which the hedged transaction affects earnings.

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the consolidated statement of income. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. The Corporation did not enter into any transactions qualifying as hedging instruments during 2009.

The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the variable and fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated as hedging instruments. These instruments and their offsetting positions are reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.

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

Interest income on loans is accrued on the principal outstanding. It is the Corporation’s policy to discontinue interest accruals generally when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 120 to 180 days past due, depending on the loan type. Commercial loan charges-offs, either in whole or in part, are generally made as soon as facts and circumstances raise a serious doubt as to the collectibility of all or a portion of the principal. Loan origination fees and related costs are deferred and recognized over the life of the loans as an adjustment of yield in interest income.

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

Management estimates the allowance for loan losses pursuant to ASC Topic 310 and ASC Topic 450. Larger balance commercial and commercial real estate loans that are considered impaired as defined in ASC Topic 310 are reviewed individually to assess the likelihood and severity of loss exposure. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan, or the estimated fair value less estimated selling costs of the collateral. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer, residential real estate and home equity loans, are evaluated for loss exposure under ASC Topic 450 based upon historical loss rates for each of these categories of loans. Historical loss rates for each of these loan categories may be adjusted to reflect management’s estimates of the impacts of current economic conditions, trends in delinquencies and non-performing loans, volume, concentrations and mergers and acquisitions, as well as changes in credit underwriting and approval requirements. The accrual of interest on impaired loans is discontinued when the loan is 90 to 180 days past due or in management’s opinion the account should be placed on non-accrual status (loans partially charged off are immediately placed on non-accrual status). When interest accrual is discontinued, all unpaid accrued interest is reversed against interest income. Interest income is subsequently recognized only to the extent that cash payments are received.

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

Other Real Estate Owned

OREO is comprised principally of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations. OREO acquired in settlement of indebtedness is included in other assets initially at the lower of estimated fair value of the asset less estimated selling costs or the carrying amount of the loan. Changes to the value subsequent to transfer are recorded in non-interest expense along with direct operating expenses. Gains or losses not previously recognized resulting from sales of OREO are recognized in non-interest expense on the date of sale.

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

Goodwill and other intangibles are subject to impairment testing, which must be conducted at least annually. The Corporation performs impairment testing during the fourth quarter of each year. Due to ongoing uncertainty regarding market conditions surrounding the banking industry, the Corporation continues to monitor goodwill and other intangibles for impairment and to evaluate carrying amounts, as necessary. Based on the results of testing performed, the Corporation concluded that no impairment existed at December 31, 2009. However, future events could cause the Corporation to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and result of operations.

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

The Corporation assesses the likelihood that it will be able to recover its deferred tax assets. If recovery is not likely, the Corporation will increase its provision for income taxes by recording a valuation allowance against the deferred tax assets that are unlikely to be recovered. The Corporation believes that it will ultimately recover a substantial majority of the deferred tax assets recorded on the balance sheet. However, should there be a change in the Corporation’s ability to recover its deferred tax assets, the effect of this change would be recorded through the provision for income taxes in the period during which such change occurs.

The Corporation adopted the revised provisions of ASC Topic 740, Income Taxes, as of January 1, 2007. The Corporation periodically reviews its tax position and applies a “more likely than not” recognition threshold for all tax uncertainties. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Details relating to the adoption of revised ASC Topic 740 and the impact on the Corporation’s consolidated financial statements are more fully discussed in the Income Taxes footnote.

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

Pension and Postretirement Benefit Plans

The Corporation sponsors pension and other postretirement benefit plans for its employees. The expense associated with the plans is calculated in accordance with ASC Topic 715, Compensation - Retirement Benefits. The plans utilize assumptions and methods determined in accordance with ASC Topic 715, including reflecting trust assets at their fair market value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on its consolidated balance sheet. Gains and losses, prior service costs and credits are recognized in accumulated other comprehensive income, net of tax, until they are amortized.

Stock Based Compensation

The Corporation accounts for its stock based compensation awards in accordance with ASC Topic 718, Compensation -Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors.

ASC Topic 718 requires companies to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Corporation’s consolidated statement of income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Capital

On January 9, 2009, the Corporation received from the UST under the CPP proceeds of $100.0 million in exchange for 100,000 shares of Series C Preferred Stock and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock.

On June 16, 2009, the Corporation completed a public offering of 24,150,000 shares of common stock at a price of $5.50 per share, including 3,150,000 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $125.8 million.

On September 9, 2009, the Corporation utilized a portion of the proceeds of its public offering to redeem all of the Series C Preferred Stock issued to the UST and to pay the related final accrued dividend. Since receiving the CPP funds, the Corporation paid the UST $3.3 million in cash dividends. Upon redemption, the remaining difference of $4.3 million between the Series C Preferred Stock redemption amount and the recorded amount was charged to retained earnings as non-cash deemed preferred stock dividends. The non-cash deemed preferred stock dividends had no impact on total equity, but reduced earnings per diluted common share by $0.04.

The number of shares of common stock issuable upon exercise of the warrant that was issued to the UST in association with the CPP has been reduced by one-half to 651,042 shares as a result of the capital raised in the June 2009 offering. The warrant has a ten-year term and an exercise price of $11.52 per share.

2.	New Accounting Standards

Accounting Standards Codification (the Codification or ASC)

In June 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which established the Codification as the sole source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, with the exception of guidance issued by the SEC and its staff. Adoption of this accounting standard as of September 30, 2009 had no impact on the Corporation’s consolidated financial position or results of operations as the Codification does not alter existing GAAP.

Determining Whether Impairment of a Debt Security is Other-Than-Temporary

In January 2009, the FASB issued an accounting standard which aligned OTTI guidance applicable to purchased or retained beneficial interests with guidance pertaining to OTTI on other debt and equity securities.

This accounting standard eliminated key distinctions that existed previously and promotes a more consistent determination of whether OTTI has occurred. The provisions of this accounting standard are effective for interim and annual reporting periods ending after December 15, 2008, and are to be applied prospectively. The Corporation adopted this accounting standard beginning October 1, 2008 and considered this guidance in determining OTTI beginning December 31, 2008. This accounting standard was subsequently codified into ASC Topic 325, Investments - Other.

Recognition and Presentation of Other-Than-Temporary Impairment

In April 2009, the FASB issued an accounting standard which significantly changes requirements for recognizing OTTI on debt securities, presentation of OTTI losses and modifies and expands disclosures about OTTI for debt and equity securities.

Under this accounting standard, a debt security is considered to be other-than-temporarily impaired if the present value of cash flows expected to be collected are less than the security’s amortized cost basis (the difference defined as the credit loss) or if the fair value of the security is less than the security’s amortized cost basis and the investor intends, or more-likely-than-not will be required, to sell the security before recovery of the security’s amortized cost basis. When OTTI exists, if the investor does not intend to sell the security, and it is more-likely-than-not that it will not be required to sell the security before recovery of the security’s amortized cost basis, the charge to earnings is limited to the amount of credit loss. Any remaining difference between fair value and amortized cost (the difference defined as the non-credit portion) is recognized in other comprehensive income, net of applicable taxes. Otherwise, the entire difference between fair value and amortized cost is charged to earnings.

Upon adoption of this accounting standard on April 1, 2009, the Corporation recorded a cumulative effect adjustment of $4.6 million (after-tax) to reclassify from retained earnings to accumulated other comprehensive income the non-credit portion of OTTI loss previously recognized on debt securities it holds that it does not intend to sell, and it is more-likely-than-not it will not be required to sell, before recovery of the security’s amortized cost basis. This accounting standard was subsequently codified into ASC Topic 320, Investments - Debt Securities.

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued an accounting standard which amends and expands the disclosure requirements for derivative financial instruments and hedging activities. Expanded disclosures under this accounting standard include (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under GAAP and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The standard also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative instruments. The Corporation adopted this accounting standard effective January 1, 2009. This accounting standard relates to disclosures only and its adoption did not have any effect on the financial condition, results of operations or liquidity of the Corporation. This accounting standard was subsequently codified into ASC Topic 815, Derivatives and Hedging.

Business Combinations

In December 2007, the FASB issued an accounting standard which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The standard also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. This accounting standard is effective for the Corporation for acquisitions made after January 1, 2009 and, accordingly, was not used by the Corporation in recognizing and measuring the Omega and IRGB acquisitions in 2008. This accounting standard was subsequently codified into ASC Topic 805, Business Combinations.

Noncontrolling Interests in Consolidated Financial Statements

In December 2007, the FASB issued an accounting standard which establishes accounting and reporting standards for ownership interests in a subsidiary and for the deconsolidation of a subsidiary. The Corporation adopted this accounting standard effective January 1, 2009. The adoption of this standard did not have a material effect on the financial condition, results of operations or liquidity of the Corporation. This accounting standard was subsequently codified into ASC Topic 810, Consolidation.

Fair Value Measurements

In September 2006, the FASB issued an accounting standard which replaced the different definitions of fair value in then existing accounting literature with a single definition, sets out a framework for measuring fair value and requires additional disclosures about fair value measurements. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. The Corporation adopted this accounting standard on January 1, 2008. This accounting standard was subsequently codified into ASC Topic 820, Fair Value Measurements and Disclosures.

In April 2009, the FASB issued an accounting standard which provided guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. The standard provides additional guidance on when multiple valuation techniques may be warranted and considerations for determining the weight that should be applied to the various techniques. The Corporation applied this accounting standard prospectively beginning on April 1, 2009. Application of this accounting standard did not result in significant changes to the Corporation’s valuation techniques. This accounting standard was subsequently codified into ASC Topic 820.

In April 2009, the FASB extended disclosures about the fair value of financial instruments to interim financial statements of publicly traded companies that were previously only required to be disclosed in annual financial statements. The Corporation adopted this accounting standard as of June 30, 2009. As this accounting standard amended only the disclosure requirements about the fair value of financial instruments in interim periods, the adoption did not have any effect on the financial condition, results of operations or liquidity of the Corporation. This accounting standard was subsequently codified into ASC Topic 825, Financial Instruments.

In December 2008, the FASB issued an accounting standard to require more detailed disclosures about employers’ plan assets, including employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This accounting standard was effective for fiscal years ending after December 15, 2009. This standard relates to disclosures only and its adoption at December 31, 2009 did not have any effect on the financial condition, results of operations or liquidity of the Corporation. This standard was subsequently codified into ASC Topic 715.

Subsequent Events

In May 2009, the FASB issued an accounting standard which establishes standards under which an entity shall recognize and disclose events that occur after a balance sheet date but before the related financial statements are issued or are available to be issued. This standard is effective for fiscal years and interim periods ending after June 15, 2009. Adoption of this accounting standard, subsequently codified into ASC Topic 855, Subsequent Events, as of June 30, 2009, had no impact on the Corporation’s consolidated financial condition, results of operations or liquidity.

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

On August 16, 2008, the Corporation completed its acquisition of IRGB, a bank holding company based in Pittsburgh, Pennsylvania. On the acquisition date, IRGB had $301.7 million in assets, which included $168.8 million in loans, and $252.3 million in deposits. The transaction, valued at $83.7 million, resulted in the Corporation paying $36.7 million in cash and issuing 3,176,990 shares of its common stock in exchange for 1,125,026 shares of IRGB common stock. The assets and liabilities of IRGB were recorded on the Corporation’s balance sheet at their fair values as of August 16, 2008, the acquisition date, and IRGB’s results of operations have been included in the Corporation’s consolidated statement of income since that date. IRGB’s banking subsidiary, Iron and Glass Bank, was merged into FNBPA on August 16, 2008. Based on the purchase price allocation, the

Corporation recorded $47.6 million in goodwill and $3.6 million in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

On April 1, 2008, the Corporation completed its acquisition of Omega, a diversified financial services company based in State College, Pennsylvania. On the acquisition date, Omega had $1.8 billion in assets, which included $1.1 billion in loans, and $1.3 billion in deposits. The all-stock transaction, valued at approximately $388.2 million, resulted in the Corporation issuing 25,362,525 shares of its common stock in exchange for 12,544,150 shares of Omega common stock. The assets and liabilities of Omega were recorded on the Corporation’s balance sheet at their fair values as of April 1, 2008, the acquisition date, and Omega’s results of operations have been included in the Corporation’s consolidated statement of income since that date. Omega’s banking subsidiary, Omega Bank, was merged into FNBPA on April 1, 2008. Based on the purchase price allocation, the Corporation recorded $237.7 million in goodwill and $31.2 million in core deposit and other intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates. The consolidated financial statements include the results of operations of these entities from their respective dates of acquisition.

The Corporation recorded merger and integration charges of $4.7 million and $0.2 million in 2008 and 2007, respectively, associated with the acquisitions of Omega and IRGB.

The following table shows the calculation of the purchase price and the resulting goodwill relating to the Omega acquisition (in thousands):

Fair value of stock issued and stock options assumed		$388,176
Fair value of:
Tangible assets acquired	$1,531,917
Core deposit and other intangible assets acquired	31,191
Liabilities assumed	(1,463,325)
Net cash received in the acquisition	50,436

Fair value of net assets acquired		150,219

Goodwill recognized		$237,657

The following table summarizes the estimated fair value of the net assets that the Corporation acquired from Omega (in thousands):

Assets
Cash and due from banks	$57,039
Federal funds sold	52,400
Securities	256,837
Loans	1,074,856
Goodwill and other intangible assets	268,848
Accrued income and other assets	141,521

Total assets	1,851,501
Liabilities
Deposits	1,291,483
Borrowings	157,241
Accrued expenses and other liabilities	14,601

Total liabilities	1,463,325

Purchase price	$388,176

The following unaudited summary financial information presents the consolidated results of operations of the Corporation on a pro forma basis, as if the Omega acquisition had occurred at the beginning of each of the periods presented (dollars in thousands, except per share data):

December 31	2008	2007

Net interest income	$267,934	$259,409
Provision for loan losses	75,806	14,848

Net interest income after provision for loan losses	192,128	244,561
Non-interest income	92,986	109,691
Non-interest expense	239,953	229,953

Income before taxes	45,161	124,299
Income taxes	7,518	34,497

Net income	$37,643	$89,802

Net income per common share
Basic	$0.47	$1.05

Diluted	$0.46	$1.04

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

Due to the immateriality of the IRGB acquisition, it has not been included in the pro forma financial information presented above.

4.	Securities

The amortized cost and fair value of securities are as follows (in thousands):

Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$251,192	$1,563	$(299)	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	319,902	6,035	(166)	325,771
Agency collateralized mortgage obligations	43,985	54	(531)	43,508
Non-agency collateralized mortgage obligations	47	—	(2)	45
States of the U.S. and political subdivisions	74,177	1,495	(89)	75,583
Collateralized debt obligations	21,590	—	(16,766)	4,824
Other debt securities	12,999	—	(2,569)	10,430

Total debt securities	723,892	9,147	(20,422)	712,617
Equity securities	2,656	224	(148)	2,732

	$726,548	$9,371	$(20,570)	$715,349

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$249,370	$3,925	$—	$253,295
Residential mortgage-backed securities:
Agency mortgage-backed securities	131,337	1,969	(306)	133,000
Non-agency collateralized mortgage obligations	53	3	—	56
States of the U.S. and political subdivisions	71,065	254	(2,138)	69,181
Collateralized debt obligations	20,869	—	(6,242)	14,627
Other debt securities	13,350	—	(4,737)	8,613

Total debt securities	486,044	6,151	(13,423)	478,772
Equity securities	3,609	157	(268)	3,498

	$489,653	$6,308	$(13,691)	$482,270

December 31, 2007
U.S. Treasury and other U.S. government agencies and corporations	$161,969	$870	$—	$162,839
Residential mortgage-backed securities:
Agency mortgage-backed securities	71,329	1,076	(138)	72,267
States of the U.S. and political subdivisions	71,169	676	(355)	71,490
Collateralized debt obligations	37,056	2	(3,756)	33,302
Other debt securities	13,424	55	(574)	12,905

Total debt securities	354,947	2,679	(4,823)	352,803
Equity securities	5,526	404	(312)	5,618

	$360,473	$3,083	$(5,135)	$358,421

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,386	$81	$—	$5,467
Residential mortgage-backed securities:
Agency mortgage-backed securities	566,876	23,141	(261)	589,756
Agency collateralized mortgage obligations	27,263	406	—	27,669
Non-agency collateralized mortgage obligations	49,000	—	(3,245)	45,755
States of the U.S. and political subdivisions	121,548	2,477	(399)	123,626
Collateralized debt obligations	3,590	—	(812)	2,778
Other debt securities	1,618	11	(143)	1,486

	$775,281	$26,116	$(4,860)	$796,537

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$506	$154	$—	$660
Residential mortgage-backed securities:
Agency mortgage-backed securities	658,260	15,915	(694)	673,481
Non-agency collateralized mortgage obligations	63,422	—	(6,748)	56,674
States of the U.S. and political subdivisions	115,766	376	(928)	115,214
Collateralized debt obligations	3,785	—	(572)	3,213
Other debt securities	2,124	—	(115)	2,009

	$843,863	$16,445	$(9,057)	$851,251

December 31, 2007
U.S. Treasury and other U.S. government agencies and corporations	$11,004	$47	$—	$11,051
Residential mortgage-backed securities:
Agency mortgage-backed securities	471,058	2,059	(2,561)	470,556
Non-agency collateralized mortgage obligations	75,988	—	(1,304)	74,684
States of the U.S. and political subdivisions	102,179	335	(134)	102,380
Collateralized debt obligations	3,931	—	(100)	3,831
Other debt securities	3,393	20	(1)	3,412

	$667,553	$2,461	$(4,100)	$665,914

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Omega acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the second quarter of 2008. As of December 31, 2009, 2008 and 2007, the Corporation did not hold any trading securities.

The Corporation recognized a gain of $0.2 million during 2009 relating to the acquisition of a company in which the Corporation owned stock. Also, the Corporation sold $0.8 million of securities at a gain of $0.1 million during 2009 and sold $1.8 million of securities at a gain of $0.1 million during 2008. The Corporation also recognized a gain of $0.2 million relating to called securities during 2009. Additionally, the Corporation recognized a gain of $0.7 million relating to the VISA, Inc. initial public offering during 2008. No security sales were at a loss.

Gross gains and gross losses were realized on sales of securities as follows (in thousands):

Year Ended December 31	2009	2008	2007

Gross gains	$546	$839	$1,155
Gross losses	(18)	(5)	—

	$528	$834	$1,155

As of December 31, 2009, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$5,211	$5,196	$2,594	$2,610
Due from one to five years	249,421	250,858	31,708	32,558
Due from five to ten years	15,417	15,997	21,908	22,450
Due after ten years	89,909	71,242	75,932	75,739

	359,958	343,293	132,142	133,357
Residential mortgage-backed securities:
Agency mortgage-backed securities	319,902	325,771	566,876	589,756
Agency collateralized mortgage obligations	43,985	43,508	27,263	27,669
Non-agency collateralized mortgage obligations	47	45	49,000	45,755
Equity securities	2,656	2,732	—	—

	$726,548	$715,349	$775,281	$796,537

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

At December 31, 2009, 2008 and 2007, securities with a carrying value of $598.1 million, $670.2 million and $522.0 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $616.0 million, $585.0 million and $360.6 million at December 31, 2009, 2008 and 2007, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment (in thousands):

Securities Available For Sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$46,501	$(299)	$—	$—	$46,501	$(299)
Residential mortgage-backed securities:
Agency mortgage-backed securities	68,313	(166)	—	—	68,313	(166)
Agency collateralized mortgage obligations	29,516	(531)	—	—	29,516	(531)
Non-agency collateralized mortgage obligations	45	(2)	—	—	45	(2)
States of the U.S. and political subdivisions	12,357	(89)	—	—	12,357	(89)
Collateralized debt obligations	3,755	(12,023)	1,069	(4,743)	4,824	(16,766)
Other debt securities	—	—	10,430	(2,569)	10,430	(2,569)
Equity securities	789	(99)	721	(49)	1,510	(148)

	$161,276	$(13,209)	$12,220	$(7,361)	$173,496	$(20,570)

December 31, 2008
Residential mortgage-backed securities:
Agency mortgage-backed securities	$33,856	$(306)	$—	$—	$33,856	$(306)
States of the U.S. and political subdivisions	54,230	(2,138)	—	—	54,230	(2,138)
Collateralized debt obligations	—	—	4,181	(6,242)	4,181	(6,242)
Other debt securities	4,797	(1,375)	3,678	(3,362)	8,475	(4,737)
Equity securities	1,053	(258)	32	(10)	1,085	(268)

	$93,936	$(4,077)	$7,891	$(9,614)	$101,827	$(13,691)

Securities Held To Maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2009
Residential mortgage-backed securities:
Agency mortgage-backed securities	$20,650	$(261)	$—	$—	$20,650	$(261)
Non-agency collateralized mortgage obligations	15,534	(80)	30,221	(3,165)	45,755	(3,245)
States of the U.S. and political subdivisions	13,055	(362)	1,968	(37)	15,023	(399)
Collateralized debt obligations	—	—	2,778	(812)	2,778	(812)
Other debt securities	—	—	1,192	(143)	1,192	(143)

	$49,239	$(703)	$36,159	$(4,157)	$85,398	$(4,860)

December 31, 2008
Residential mortgage-backed securities:
Agency mortgage-backed securities	$47,371	$(694)	$—	$—	$47,371	$(694)
Non-agency collateralized mortgage obligations	48,842	(5,837)	7,832	(911)	56,674	(6,748)
States of the U.S. and political subdivisions	44,555	(928)	—	—	44,555	(928)
Collateralized debt obligations	—	—	3,213	(572)	3,213	(572)
Other debt securities	277	(7)	1,232	(108)	1,509	(115)

	$141,045	$(7,466)	$12,277	$(1,591)	$153,322	$(9,057)

As of December 31, 2009, securities with unrealized losses for less than 12 months include 5 investments in U.S. Treasury and other U.S. government agencies and corporations, 18 investments in residential mortgage-backed securities (10 investments in agency mortgage-backed securities, 2 investments in agency collateralized mortgage obligations (CMOs) and 6 investments in non-agency CMOs), 19 investments in states of the U.S. and political subdivision securities, 11 investments in collateralized debt obligations (CDOs) and 10 investments in equity securities. Securities with unrealized losses of greater than 12 months include 7 investments in residential mortgage-backed securities (non-agency CMOs), 3 investments in states of the U.S. and political subdivision securities, 5 investments in CDOs, 8 investments in other debt securities and 3 investments in equity securities. The Corporation has concluded that it has both the intent and ability to hold these securities for the time necessary to recover the amortized cost or until maturity.

The Corporation’s unrealized losses on CDOs primarily relate to investments in TPS. The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for one investment in a senior tranche, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in TPS are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

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

The Corporation performs its OTTI evaluation process in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. In making these determinations for pooled TPS, the Corporation consults with third-party advisory firms to provide additional valuation assistance.

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

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC Topic 325. All other securities are required to be evaluated under ASC Topic 320.

The Corporation invested in TPS issued by special purpose vehicles (SPVs) which hold pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies and insurance companies. The securities issued by the SPVs are generally segregated into several classes known as tranches. Typically, the structure includes senior, mezzanine and equity tranches. The equity tranche represents the first loss position. The Corporation generally holds interests in mezzanine tranches. Interest and principal collected from the collateral held by the SPVs are distributed with a priority that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if certain tests are not met.

The Corporation prices its holdings of TPS using Level 3 inputs in accordance with ASC Topic 820 and guidance issued by the SEC. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the Corporation considers the following:

•	that current defaults would have no recovery;
•	that some individually analyzed deferrals will cure at a 50% rate after five years, while others are expected to exhibit minimal recovery;
•	recent historical performance metrics, including profitability, capital ratios, loan charge-offs and loan reserve ratios, for the underlying institutions that would indicate a higher probability of default by the institution;
•	that institutions identified as possessing a higher probability of default would recover at a rate of 10% for banks and 15% for insurance companies;
•	that financial performance of the financial sector continues to be affected by the economic environment resulting in an expectation of additional deferrals and defaults in the future;
•	whether the security is currently deferring interest; and
•	the external rating of the security and recent changes to its external rating.

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

The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and seven single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At December 31, 2009, the 13 pooled TPS had an estimated fair value of $7.6 million while the single-issuer TPS had an estimated fair value of $11.6 million. The Corporation has concluded from the analysis performed at December 31, 2009 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS, except for those on which OTTI was recognized.

In 2008, the Corporation concluded that it was probable that there had been an adverse change in estimated cash flows for eight of the 13 pooled trust preferred security investments. Accordingly, the Corporation recognized OTTI on these securities of $15.9 million at December 31, 2008. Upon adoption of ASC Topic 320, the Corporation determined that $7.0 million of those OTTI charges were non-credit related. As such, a $4.6 million (net of $2.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income were recorded as the cumulative effect of adopting ASC Topic 320 as of April 1, 2009.

The Corporation recognized impairment losses on securities of $7.9 million and $17.2 million for the years ended December 31, 2009 and 2008, respectively, due to the write-down to fair value of securities that the Corporation deemed to be other-than-temporarily impaired. Impairment losses related to bank stocks for the years ended December 31, 2009 and 2008 amounted to $0.7 million and $1.2 million, respectively. For the year ended December 31, 2009, impairment losses on pooled TPS amounted to $24.2 million, which includes $17.3 million ($11.3 million, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $7.1 million of credit-related impairment losses recognized in earnings.

The $0.7 million in impairment losses on bank stocks during 2009 relate to securities that have been in an unrealized loss position for an extended period of time or the percentage of unrealized loss is such that management believes it will be unlikely to recover in the near term. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At December 31, 2009, the Corporation held 22 bank stocks with an adjusted cost basis and fair value of $2.7 million.

At December 31, 2009, all 11 of the pooled trust preferred security investments on which OTTI has been recognized are classified as non-performing investments.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income at December 31, 2009 (in thousands):

Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$—
Amount of OTTI related to credit loss on April 1, 2009(1)	(8,953)
Additions related to credit loss for securities with previously recognized OTTI	(2,315)
Additions related to credit loss for securities with initial OTTI	(4,783)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(16,051)

(1)	Amount represents the OTTI charges recorded during the year ended December 31, 2008 for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of ASC Topic 320, effective April 1, 2009.

TPS continue to experience price declines due to uncertainties surrounding these securities in the current market environment and the currently limited secondary market for such securities, in addition to issuer-specific credit deterioration. Write-downs were based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate to a greater extent than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire portfolio each quarter to determine if additional write-downs are warranted.

The following table provides information relating to the Corporation’s TPS as of December 31, 2009 (dollars in thousands):

									Average	Expected
								Actual	Recovery	Deferrals/	Excess
							Number of	Deferrals/	Rates of	Defaults (as a	Subordination
		Current				Lowest	Issuers	Defaults (as	Current	% of remaining	(as a % of
		Par	Amortized	Fair	Unrealized	Credit	Currently	a % of original	Deferrals/	performing	current
Security	Class	Value	Cost	Value	Loss	Ratings	Performing	collateral)	Defaults	collateral)(1)	collateral)(2)

Pooled TPS:
P1	C1	$5,500	$2,266	$456	$(1,810)	Ca	47	32.72%	7.60%	15.52%	0.00%
P2	C1	4,889	3,604	652	(2,952)	Ca	52	23.85	17.13	20.89	0.00
P3	C1	5,561	4,218	1,127	(3,091)	Ca	56	18.19	8.72	15.48	0.00
P4	C1	3,994	2,852	604	(2,248)	C	55	21.77	4.83	18.84	0.00
P5	MEZ	483	381	198	(183)	CC	26	22.76	22.32	14.79	0.00
P6	MEZ	1,909	1,087	376	(711)	Ca	23	32.17	13.16	15.29	0.00
P7	B3	2,000	726	171	(555)	C	23	36.48	5.85	16.84	0.00
P8	B1	3,028	2,472	753	(1,719)	Ca	57	23.58	9.87	18.48	0.00
P9	C	5,048	1,513	117	(1,396)	Ca	42	30.08	12.55	21.21	0.00
P10	C	2,011	1,321	85	(1,236)	Ca	53	23.01	10.00	18.94	0.00
P11	A4L	2,000	645	171	(474)	C	32	27.01	17.46	18.59	0.00

Total OTTI		36,423	21,085	4,710	(16,375)		466	25.80	10.75	17.90

P12	C	505	505	114	(391)	Ca	60	16.42	7.65	16.08	3.46
P13	SNR	3,391	3,590	2,778	(812)	A3	23	15.46	18.18	18.33	43.30

Total Not OTTI		3,896	4,095	2,892	(1,203)		83	16.14	10.52	16.71

Total Pooled TPS		$40,319	$25,180	$7,602	$(17,578)		549	24.49%	10.73%	17.72%

Single Issuer TPS:
S1		$2,000	$1,944	$1,405	$(539)	B	1	0.00%		0.00%
S2		2,000	1,904	1,408	(496)	BBB+	1	0.00		0.00
S3		2,000	2,056	1,785	(271)	B+	1	0.00		0.00
S4		2,000	2,000	1,420	(580)	B+	1	0.00		0.00
S5		4,000	4,096	3,670	(426)	Baa2	1	0.00		0.00
S6		1,000	999	742	(257)	BB	1	0.00		0.00
S7		1,300	1,335	1,192	(143)	BB	1	0.00		0.00

Total Single Issuer TPS		$14,300	$14,334	$11,622	$(2,712)		7	0.00%		0.00%

Total TPS		$54,619	$39,514	$19,224	$(20,290)		556

(1)	Some current deferrals and defaults will cure at a 50% rate after five years, while others are expected to exhibit minimal recovery. Future deferrals and defaults are generally assumed to have recovery rates of 10% for banks and 15% for insurance companies.
(2)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

Non-Agency CMOs

The Corporation purchased $161.2 million of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, have paid down to a balance of $49.0 million, including $14.4 million of paydowns during 2009. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss ranged from 1.3% to 7.0%. This credit support has grown to a range of 4.5% to 18.6%, due to paydowns and good credit performance through the first half of 2008. Beginning in the second half of 2008, national delinquencies, an early warning sign of potential default, began to accelerate on the collateral pools, peaking at 9.8% in November 2009. December 2009 delinquencies declined and the rate of growth in delinquencies in the fourth quarter of 2009 was the slowest of the year.

The rating agencies monitor these non-agency CMOs and the underlying collateral performance for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, three of the twelve non-agency CMOs have been downgraded from AAA.

The Corporation determines its credit related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 24 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio.

The following table provides information relating to the Corporation’s non-agency CMOs as of December 31, 2009 (dollars in thousands):

			Credit Rating		Credit Support %		December Subordination Data
	Original	Book					Delinquency %			%	%		Total		Credit
Security	Year	Value	S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day	Foreclosure	OREO	Bankruptcy	Delinquency	LTV	Score

1	2005	$8,201	CCC	B3	5.1	6.7	3.1	1.3	7.9	5.8	1.1	1.9	21.1	66.0%	709
2	2005	6,755	CCC	B2	4.7	5.3	3.4	1.9	3.8	5.3	1.1	1.0	16.4	66.8	728
3	2004	5,540	AAA	Aa3	7.0	18.6	2.1	1.0	1.8	3.0	1.6	1.6	11.2	57.8	692
4	2004	3,950	AAA	n/a	5.3	10.4	0.0	0.3	1.4	2.0	0.0	0.0	3.8	49.7	738
5	2004	2,924	n/a	Aaa	2.5	6.3	0.0	0.7	0.7	1.4	0.0	0.0	2.7	57.9	743
6	2004	2,819	AAA	Aaa	4.4	8.9	1.2	0.9	0.7	1.4	0.5	0.3	5.0	56.9	733
7	2003	6,486	AAA	n/a	2.5	4.5	0.5	0.2	0.6	0.4	0.0	0.3	2.1	53.9	742
8	2003	3,197	AAA	n/a	4.3	15.1	2.2	1.6	1.9	2.0	0.4	0.7	8.7	58.1	713
9	2003	3,186	AAA	n/a	2.0	5.1	0.8	0.6	0.8	0.5	0.0	0.0	2.7	49.4	744
10	2003	2,772	AAA	n/a	2.7	15.2	0.8	0.1	0.8	0.2	0.1	0.2	2.2	52.3	n/a
11	2003	1,867	AAA	n/a	2.4	8.3	0.7	0.3	0.8	1.6	0.0	0.3	3.7	53.1	737
12	2003	1,303	AAA	Aaa	1.3	7.0	1.0	0.0	0.3	0.6	0.0	0.2	2.1	39.0	733

		$49,000			3.8	8.9								57.7%	725

5.	Federal Home Loan Bank Stock

The Corporation is a member of the FHLB of Pittsburgh. The FHLB requires members to purchase and hold a specified minimum level of FHLB stock based upon their level of borrowings, collateral balances and participation in other programs offered by the FHLB. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Both cash and stock dividends are reported as income.

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

At both December 31, 2009 and December 31, 2008, the Corporation’s FHLB stock totaled $28.0 million and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC Topic 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At September 30, 2009, the FHLB’s capital ratio of 6.6% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

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

At December 31, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

6.	Loans

Following is a summary of loans, net of unearned income (in thousands):

December 31	2009	2008

Commercial	$3,234,738	$3,173,941
Direct installment	985,746	1,070,791
Residential mortgages	605,219	638,356
Indirect installment	527,818	531,430
Consumer lines of credit	408,469	340,750
Other	87,371	65,112

	$5,849,361	$5,820,380

Commercial is comprised of both commercial real estate loans and commercial and industrial loans. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans written by third parties, primarily automobile loans. Consumer lines of credit includes home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of commercial leases, mezzanine loans and student loans.

Unearned income on loans was $38.2 million and $34.0 million at December 31, 2009 and 2008, respectively.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also consists of commercial loans in Florida, which totaled $243.9 million or 4.2% of total loans as of December 31, 2009 compared to $294.2 million or 5.1% of total loans as of December 31, 2008. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $162.0 million or 2.8% of total loans as of December 31, 2009.

The composition of the Florida loan portfolio consisted of the following as of December 31, 2009: unimproved residential land (13.0%), unimproved commercial land (23.5%), improved land (3.7%), income producing commercial real estate (35.1%), residential construction (7.6%), commercial construction (13.3%), commercial and industrial (2.5%) and owner-occupied (1.3%). The weighted average loan-to-value ratio for this portfolio was 76.8% and 73.7% as of December 31, 2009 and 2008, respectively.

The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of December 31, 2009 and 2008, commercial real estate loans were $2.1 billion and $2.0 billion, or 35.4% and 34.3% of total loans, respectively. As of December 31, 2009, approximately 47.0% of the commercial real estate loans are owner-occupied, while the remaining 53.0% are non-owner-occupied. As of December 31, 2009 and 2008, the Corporation had construction loans of $184.1 million and $176.7 million, respectively, representing 3.1% and 3.0% of total loans, respectively. As of December 31, 2009 and 2008, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

At December 31, 2009 and 2008, there were $8.0 million and $16.1 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with ASC Topic 310-30.

Certain directors and executive officers of the Corporation and its significant subsidiaries, as well as associates of such persons, are loan customers. Loans to such persons were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of loans to any such persons who had loans in excess of $60,000 during 2009 (in thousands):

Total loans at December 31, 2008	$44,864
New loans	53,680
Repayments	(35,223)
Other	10,934

Total loans at December 31, 2009	$74,255

Other represents the net change in loan balances resulting from changes in related parties during 2009.

7.	Non-Performing Assets

Following is a summary of non-performing assets (in thousands):

December 31	2009	2008

Non-accrual loans	$133,891	$139,607
Restructured loans	11,624	3,872

Total non-performing loans	145,515	143,479
Other real estate owned (OREO)	21,367	9,177

Total non-performing loans and OREO	166,882	152,656
Non-performing investments	4,825	10,456

Total non-performing assets	$171,707	$163,112

For the years ended December 31, 2009, 2008 and 2007, income that would have been recognized on non-performing loans if they were paid in accordance with their original terms was $8.8 million, $6.4 million and $2.4 million, respectively. Interest recorded on non-performing loans was $0.7 million, $0.3 million and $0.4 million for 2009, 2008 and 2007, respectively. Loans past due 90 days or more and still accruing (see the Loans and the Allowance for Loan Losses section of the Summary of Significant Accounting Policies footnote) were $12.5 million, $14.1 million and $7.5 million at December 31, 2009, 2008 and 2007, respectively.

The Corporation discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid.

Following is a summary of information pertaining to loans considered to be impaired (in thousands):

At or for the Year Ended December 31	2009	2008	2007

Impaired loans with an allocated allowance	$38,608	$78,823	$16,925
Impaired loans without an allocated allowance	91,955	59,323	10,150

Total impaired loans	$130,563	$138,146	$27,075

Allocated allowance on impaired loans	$10,644	$20,505	$5,208

Average impaired loans	$134,401	$82,611	$24,394

Income recognized on impaired loans	$594	$59	$98

The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method.

8.	Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses (in thousands):

Year Ended December 31	2009	2008	2007

Balance at beginning of year	$104,730	$52,806	$52,575
Additions from acquisitions	16	12,150	21
Charge-offs	(69,667)	(35,914)	(15,213)
Recoveries	2,774	3,317	2,730

Net charge-offs	(66,893)	(32,597)	(12,483)
Provision for loan losses	66,802	72,371	12,693

Balance at end of year	$104,655	$104,730	$52,806

9.	Premises and Equipment

Following is a summary of premises and equipment (in thousands):

December 31	2009	2008

Land	$26,740	$26,765
Premises	117,565	119,615
Equipment	77,256	76,467

	221,561	222,847
Accumulated depreciation	(103,640)	(100,248)

	$117,921	$122,599

Depreciation and amortization expense of premises and equipment was $11.9 million for 2009, $10.7 million for 2008 and $8.8 million for 2007.

The Corporation has operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC Topic 840, Leases, taking into account escalation clauses. Rental expense was $6.0 million for 2009, $5.7 million for 2008 and $5.2 million for 2007.

Total minimum rental commitments under such leases were $34.4 million at December 31, 2009. Following is a summary of future minimum lease payments for years following December 31, 2009 (in thousands):

2010	$5,118
2011	4,545
2012	3,750
2013	3,196
2014	2,321
Later years	15,472

10.	Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business (in thousands):

	Community	Wealth		Consumer
	Banking	Management	Insurance	Finance	Total

Balance at January 1, 2008	$231,592	$984	$7,735	$1,809	$242,120
Goodwill additions	277,561	7,086	1,511	—	286,158

Balance at December 31, 2008	509,153	8,070	9,246	1,809	528,278
Goodwill additions	788	(50)	(306)	—	432

Balance at December 31, 2009	$509,941	$8,020	$8,940	$1,809	$528,710

The Corporation recorded goodwill during 2008 as a result of the purchase accounting adjustments relating to the acquisitions of Omega and IRGB and during 2009 as a result of the final purchase accounting adjustments related to those acquisitions.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets (in thousands):

				Total
		Customer	Other	Finite-
	Core Deposit	and Renewal	Intangible	lived
	Intangibles	Lists	Assets	Intangibles

December 31, 2009
Gross carrying amount	$66,239	$10,970	$890	$78,099
Accumulated amortization	(34,753)	(3,419)	(786)	(38,958)

	$31,486	$7,551	$104	$39,141

December 31, 2008
Gross carrying amount	$66,239	$10,970	$890	$78,099
Accumulated amortization	(28,548)	(2,625)	(697)	(31,870)

	$37,691	$8,345	$193	$46,229

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

Amortization expense on finite-lived intangible assets totaled $7.1 million, $6.4 million and $4.4 million for 2009, 2008 and 2007, respectively. Amortization expense on finite-lived intangible assets, assuming no new additions, is expected to total $6.7 million, $6.2 million, $5.7 million, $5.1 million and $4.7 million for the years 2010 through 2014, respectively.

Goodwill and other intangible assets are reviewed annually for impairment, and more frequently if impairment indicators exist. The Corporation completed this review in 2009 and 2008 and determined that its intangible assets are not impaired.

11.	Deposits

Following is a summary of deposits (in thousands):

December 31	2009	2008

Non-interest bearing demand	$992,298	$919,539
Savings and NOW	3,182,909	2,816,628
Certificates and other time deposits	2,205,016	2,318,456

	$6,380,223	$6,054,623

Time deposits of $100,000 or more were $573.7 million and $569.7 million at December 31, 2009 and 2008, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2009 (in thousands):

	Certificates of	Other Time
	Deposit	Deposits	Total

Three months or less	$58,390	$7,650	$66,040
Three to six months	74,423	5,440	79,863
Six to twelve months	120,039	13,162	133,201
Over twelve months	189,724	104,856	294,580

	$442,576	$131,108	$573,684

Following is a summary of the scheduled maturities of certificates and other time deposits for each of the five years following December 31, 2009 (in thousands):

2010	$1,279,383
2011	457,863
2012	193,144
2013	216,475
2014	49,941
Later years	8,210

12.	Short-Term Borrowings

Following is a summary of short-term borrowings (in thousands):

December 31	2009	2008

Securities sold under repurchase agreements	$536,784	$414,705
Federal funds purchased	—	86,000
Subordinated notes	121,938	95,032
Other short-term borrowings	10,445	526

	$669,167	$596,263

The Corporation also has available an approved line of credit with a major domestic bank. This unused line was $15.0 million as of December 31, 2009 and $25.0 million as of December 31, 2008. This line of credit is periodically reviewed by the issuing bank and is generally subject to withdrawal at their discretion. During 2009, a $25.0 million committed line of credit was negotiated with a major domestic bank on behalf of Regency. At December 31, 2009, $10.0 million was outstanding. The weighted average interest rates on short-term borrowings during 2009, 2008 and 2007 were 1.43%, 2.49% and 4.63%, respectively. The weighted average interest rates on short-term borrowings at December 31, 2009, 2008 and 2007 were 1.27%, 1.59% and 3.98%, respectively.

13.	Long-Term Debt

Following is a summary of long-term debt (in thousands):

December 31	2009	2008

Federal Home Loan Bank advances	$256,921	$431,398
Subordinated notes	67,343	58,028
Convertible subordinated notes	613	613
Other long-term debt	—	211

	$324,877	$490,250

The Corporation’s banking affiliate has available credit with the FHLB of $1.9 billion, of which $256.9 million was used as of December 31, 2009. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Interest rates paid on these advances range from 2.28% to 5.54% in 2009, 2.12% to 5.54% in 2008 and 2.79% to 5.75% in 2007.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes mature in various amounts periodically through the year 2019. At December 31, 2009, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three months of interest. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 4.91% at December 31, 2009, 4.08% at December 31, 2008 and 5.58% at December 31, 2007.

The Corporation assumed 5% convertible subordinated notes in conjunction with an acquisition. The subordinated notes mature in 2018 and are convertible into shares of the Corporation’s common stock at any time prior to maturity at $12.50 per share. As of December 31, 2009, the Corporation has reserved 49,000 shares of common stock for issuance in the event the convertible subordinated notes are converted.

Scheduled annual maturities for all of the long-term debt for each of the five years following December 31, 2009 are as follows (in thousands):

2010	$206,580
2011	52,531
2012	63,196
2013	407
2014	903
Later years	1,260

14.	Junior Subordinated Debt

The Corporation has four unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since the third-party investors are the primary beneficiaries, the Trusts qualify as VIEs and are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of the Omega acquisition.

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the FRB guidelines subject to certain limitations beginning March 31, 2011. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of December 31, 2009 (dollars in thousands):

	F.N.B.	F.N.B.	Omega	Sun Bancorp
	Statutory	Statutory	Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I

Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,820	17,860
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	3.53%	7.17%	3.07%	10.20%
	variable;	fixed until 6/15/11;	variable;
	LIBOR plus	then LIBOR plus	LIBOR plus 219
	325 basis points	165 basis points	basis points

15.	Derivative Instruments

The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Corporation’s existing interest rate derivatives result from a service provided to certain qualifying customers. The Corporation manages a matched book with respect to its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the variable and fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated as hedging instruments under ASC Topic 815. These instruments and their offsetting positions are reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.

At December 31, 2009, the Corporation was party to 90 swaps with notional amounts totaling approximately $379.5 million with customers, and 90 swaps with notional amounts totaling approximately $379.5 million with derivative counterparties. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Balance
	Sheet	December 31
	Location	2009	2008

Interest Rate Products:
Asset derivatives	Other assets	$13,305	$19,394
Liability derivatives	Other liabilities	12,497	18,781

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement (in thousands):

	Income
	Statement	Year Ended December 31
	Location	2009	2008	2007

Interest rate products	Other income	$196	$612	—

The Corporation has agreements with each of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. The Corporation also has agreements with certain of its derivative counterparties that contain a provision if the Corporation fails to maintain its status as a well capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Certain of the Corporation’s agreements with its derivative counterparties contain provisions where if a material or adverse change occurs that materially changes the Corporation’s creditworthiness in an adverse manner the Corporation may be required to fully collateralize its obligations under the derivative instrument.

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of December 31, 2009 the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $11.8 million. At December 31, 2009, the Corporation has posted collateral with derivative counterparties with a fair value of $5.9 million, of which $1.5 million is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $5.9 million in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at December 31, 2009 are not material.

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

Following is a summary of off-balance sheet credit risk information (in thousands):

December 31	2009	2008

Commitments to extend credit	$1,411,865	$1,254,470
Standby letters of credit	87,917	97,016

At December 31, 2009, funding of approximately 79.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

On December 29, 2009, FNBPA and Regency reached an agreement covering an action in which the plaintiffs alleged that FNBPA and Regency violated the Pennsylvania commercial code. The agreement contemplates the settlement of the claims on a class wide basis and is subject to approval of the court. Under the terms of the settlement, FNBPA and Regency established a settlement fund for distribution to settlement class members on a pro rata basis and release certain deficiency balances owed by class members, in exchange for a complete release of all claims by the plaintiffs and the class. Attorney fees also will be paid out of the settlement fund. Class members will receive notice of the settlement agreement and be afforded an opportunity to opt out of the settlement class. The Corporation anticipates that the proposed settlement will be approved by the court, at the agreed upon terms. The Corporation recorded net expense of $1.1 million during 2009 associated with the proposed settlement.

17.	Stock Incentive Plans

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. During 2009, 2008 and 2007, the Corporation issued 469,346, 245,255 and 146,885 restricted shares of common stock, respectively, with weighted average grant date fair values of $2.8 million, $3.3 million and $2.4 million, respectively, under these Plans. The Corporation has available up to 2,998,062 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $1.8 million, $2.1 million and $1.9 million for the years ended December 31, 2009, 2008 and 2007, the tax benefit of which was $0.6 million, $0.7 million and $0.6 million, respectively.

The following table summarizes certain information concerning restricted stock awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	2009	Price	2008	Price	2007	Price

Unvested shares outstanding at beginning of year	527,101	$15.34	387,064	$17.59	302,264	$18.54
Granted	469,346	5.99	245,255	13.51	146,885	16.13
Vested	(99,369)	17.59	(114,675)	18.58	(54,448)	18.56
Forfeited	(90,926)	13.04	(27,991)	14.69	(26,847)	17.16
Dividend reinvestment	48,288	6.69	37,448	13.48	19,210	15.87

Unvested shares outstanding at end of year	854,440	9.69	527,101	15.34	387,064	17.59

The total fair value of shares vested was $1.0 million, $1.5 million and $0.9 million for the years ended December 31, 2009, 2008 and 2007, respectively.

As of December 31, 2009, there was $4.5 million of unrecognized compensation cost related to unvested restricted stock awards granted, none of which is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC Topic 718 on January 1, 2006. The components of the restricted stock awards as of December 31, 2009 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total

Unvested shares	316,504	537,936	854,440
Unrecognized compensation expense	$1,337	$3,198	$4,535
Intrinsic value	$2,149	$3,653	$5,802
Weighted average remaining life (in years)	2.02	2.46	2.30

Stock Options

The Corporation did not grant stock options during 2009, 2008 or 2007. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 1,979, 543,591 and 304,545 for 2009, 2008 and 2007, respectively.

The following table summarizes certain information concerning stock option awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Price per		Price per		Price per
	2009	Share	2008	Share	2007	Share

Options outstanding at beginning of year	1,299,317	$14.00	1,139,844	$11.75	1,450,225	$11.69
Assumed in acquisitions	—	—	845,969	16.00	—	—
Exercised	(1,979)	15.53	(543,591)	11.41	(310,381)	11.48
Forfeited	(329,248)	14.96	(142,905)	17.77	—	—

Options outstanding and exercisable at end of year	968,090	13.67	1,299,317	14.00	1,139,844	11.75

Upon consummation of the Corporation’s acquisitions, all outstanding options issued by the acquired companies were converted into equivalent Corporation options.

The following table summarizes information about stock options outstanding at December 31, 2009:

Options Outstanding and Exercisable
		Weighted Average	Weighted
Range of Exercise	Options	Remaining	Average
Prices	Outstanding	Contractual Years	Exercise Price

$ 2.68 - $ 4.02	16,778	3.20	$2.68
4.03 - 6.05	—	—	—
6.06 - 9.09	28,288	1.00	8.98
9.10 - 13.65	397,791	1.26	11.66
13.66 - 19.65	525,233	2.55	15.80

	968,090

The intrinsic value of outstanding and exercisable stock options at December 31, 2009 was $(6.5) million, since the fair value of the stock was less than the exercise price.

The following table shows proceeds from stock options exercised, related tax benefits realized from stock option exercises and the intrinsic value of the stock options exercised (in thousands):

Year Ended December 31	2009	2008	2007

Proceeds from stock options exercised	$13	$6,192	$3,422
Tax benefit recognized from stock options exercised	—	988	613
Intrinsic value of stock options exercised	—	2,823	1,751

Warrants

In conjunction with its participation in the CPP, the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant has been reduced in half to 651,042 shares as of June 16, 2009, the date the Corporation completed a public offering. The warrant has an exercise price of $11.52 per share.

18.	Retirement Plans

The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. During 2007, the Corporation amended the RIP such that it is closed to participants who commence employment with the Corporation on or after January 1, 2008. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan, the Corporation did not make a contribution to the RIP in 2009.

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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans) (in thousands):

December 31	2009	2008

Accumulated benefit obligation	$119,080	$111,834

December 31	2009	2008

Projected benefit obligation at beginning of year	$113,226	$105,291
Service cost	3,352	3,292
Interest cost	7,014	6,648
IRGB-related	(2,988)	2,336
Actuarial loss	5,867	1,507
Special termination benefits	—	358
Curtailment gain	—	(1,642)
Benefits paid	(5,201)	(4,564)

Projected benefit obligation at end of year	$121,270	$113,226

December 31	2009	2008

Fair value of plan assets at beginning of year	$92,677	$111,037
Actual return on plan assets	8,412	(16,475)
Corporation contribution	2,709	750
IRGB-related	(2,988)	1,929
Benefits paid	(5,201)	(4,564)

Fair value of plan assets at end of year	$95,609	$92,677

December 31	2009	2008

Funded status of plan	$(25,661)	$(20,549)

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining service period, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2009	2008

Weighted average discount rate	5.79%	6.09%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2009 and 2008 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest yields and the 10% of the bonds with the lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components (in thousands):

Year Ended December 31	2009	2008	2007

Service cost	$3,352	$3,292	$3,239
Interest cost	7,014	6,648	6,186
Expected return on plan assets	(7,186)	(8,789)	(8,567)
Settlement charge	526	762	—
Special termination charge	—	358	—
Transition amount amortization	(93)	(93)	(93)
Prior service credit amortization	(1,195)	(1,091)	(1,089)
Actuarial loss amortization	3,063	1,083	879

Net periodic pension cost	5,481	2,170	555
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	4,640	26,771	(380)
Curtailment effects	—	(2,403)	—
Amortization of actuarial loss	(3,589)	(1,083)	(879)
Amortization of prior service credit	1,195	1,091	1,089
Amortization of transition asset	93	93	93

Total recognized in other comprehensive income	2,339	24,469	(77)

Total recognized in net periodic pension cost and other comprehensive income	$7,820	$26,639	$478

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2009	2008	2007

Weighted average discount rate	6.09%	6.21%	5.90%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $4.0 million and $3.8 million for 2009 and 2008, respectively, and employer contributions to the qualified pension plans of $1.6 million and $0 for 2009 and 2008, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1.1 million for 2009 and $0.7 million for 2008.

As of December 31, 2009 and 2008, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows (in thousands):

			Non-Qualified
	Qualified Pension Plans		Pension Plans
December 31	2009	2008	2009	2008

Projected benefit obligation	$102,635	$96,016	$18,635	$17,210
Accumulated benefit obligation	100,539	94,710	18,541	17,124
Fair value of plan assets	95,609	92,677	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2009 pension expense (in thousands):

Estimated
Increase in
Pension
Expense

0.5% decrease in the discount rate	$600
0.5% decrease in the expected long-term rate of return on plan assets	447

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2009 (in thousands):

Expected employer contributions:	2010	$1,288
Expected benefit payments:	2010	5,373
	2011	5,722
	2012	6,096
	2013	6,485
	2014	6,924
	2015 - 2019	43,761

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $4.6 million for 2009, $4.3 million for 2008 and $3.1 million for 2007.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Pension Plan Investment Policy and Strategy

The Corporation’s investment strategy is to diversify plan assets between a wide mix of securities within the equity and debt markets in an effort to allow the plan the opportunity to meet the plan’s expected long-term rate of return requirements while minimizing short-term volatility. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, real estate investment trusts, emerging market and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. Treasury, U.S. agency, domestic investment grade bonds, high yield bonds, inflation protected securities and international bonds.

Following are asset allocations for the Corporation’s pension plans as of December 31, 2009 and 2008, and the target allocation for 2010, by asset category:

	Target
	Allocation	Percentage of Plan Assets
December 31	2010	2009	2008

Asset Category
Equity securities	45 - 65%	50%	43%
Debt securities	35 - 55%	42%	45%
Cash equivalents	0 - 10%	8%	12%

At December 31, 2009 and 2008, equity securities included 420,128 and 303,128 shares of the Corporation’s common stock, respectively, totaling $2.9 million (3.0% of total plan assets) at December 31, 2009 and $4.0 million (4.4% of total plan assets) at December 31, 2008. The plan acquired 117,000 shares during 2009. Dividends received on the Corporation’s common stock held by the Plan were $0.2 million for 2009 and $0.3 million for 2008.

The fair values of the Corporation’s pension plan assets at December 31, 2009, by asset category are as follows (in thousands):

		Quoted
		Prices in
		Active
		Markets for	Significant	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Asset Category	Total	(Level 1)	(Level 2)	(Level 3)

Cash	$8,073	$8,073	$—	—
Equity securities	27,206	27,206	—	—
Fixed income securities	36,945	—	36,945	—
Mutual funds	23,385	23,385	—	—

	$95,609	$58,664	$36,945	—

Equity securities include investments in large-cap U.S.-based companies representing 98% of the total. Obligations of U.S. government agencies represent 96% of investments in fixed income securities; the remaining consists of obligations of large, U.S.-based companies. Mutual fund investments include U.S. equity index funds (37%), U.S. equity funds (21%), non-U.S. equity funds (26%), U.S. investment-grade fixed income funds (10%) and other (6%).

19.	Other Postretirement Benefit Plans

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

The following tables provide information relating to the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet (in thousands):

December 31	2009	2008

Benefit obligation at beginning of year	$1,997	$2,262
Service cost	—	24
Interest cost	90	115
Plan participants’ contributions	47	67
Actuarial (gain) loss	(127)	23
Benefits paid	(413)	(510)
Acquisitions	—	16

Benefit obligation at end of year	$1,594	$1,997

December 31	2009	2008

Fair value of plan assets at beginning of year	$—	$—
Corporation contribution	366	443
Plan participants’ contributions	47	67
Benefits paid	(413)	(510)

Fair value of plan assets at end of year	$—	$—

December 31	2009	2008

Funded status of plan	$(1,594)	$(1,997)

Actuarial assumptions used in the determination of the benefit obligation in the Plan are as follows:

Assumptions at December 31	2009	2008

Discount rate	4.65%	5.70%
Assumed healthcare cost trend:
Initial trend	8.00%	8.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2018	2017

The discount rate assumption at December 31, 2009 was determined using the same yield-curve based approach as previously described in the Retirement Plans footnote.

Net periodic postretirement benefit (income) cost and other comprehensive income included the following components (in thousands):

Year Ended December 31	2009	2008	2007

Service cost	$—	$24	$57
Interest cost	90	115	134
Actuarial loss amortization	—	2	—
Prior service credit amortization	—	—	(1,682)

Net periodic postretirement benefit (income) cost	90	141	(1,491)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	(127)	23	96
Amortization of actuarial loss	—	(2)	—
Amortization of prior service credit	—	—	1,683

Total recognized in other comprehensive income	(127)	21	1,779

Total recognized in net periodic postretirement income and other comprehensive income	$(37)	$162	$288

Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2009	2008	2007

Weighted average discount rate	5.70%	5.50%	5.90%
Assumed healthcare cost trend:
Initial trend	8.00%	8.00%	9.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2017	2016	2011

A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2009 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2009 (in thousands):

	1% Increase	1% Decrease

Effect on service and interest components of net periodic cost	$4	$(3)
Effect on accumulated postretirement benefit obligation	79	(73)

The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan at December 31, 2009 (in thousands):

Expected employer contributions:	2010	$332
Expected benefit payments:	2010	372
	2011	260
	2012	198
	2013	186
	2014	176
	2015 - 2019	693

The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general plan assets.

20.	Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following (in thousands):

Year Ended December 31	2009	2008	2007

Current income taxes:
Federal taxes	$11,460	$21,186	$26,442
State taxes	115	117	168

	11,575	21,303	26,610
Deferred income taxes:
Federal taxes	(2,283)	(14,017)	1,889
State taxes	(23)	(49)	(38)

	(2,306)	(14,066)	1,851

	$9,269	$7,237	$28,461

Income tax expense (benefit) related to gains (losses) on the sale of securities was $0.2 million, $0.3 million and $0.4 million for 2009, 2008 and 2007, respectively.

Income tax expense and the effective tax rate for 2009 were favorably impacted by $0.4 million due to the outcome of examinations and/or the expiration of an uncertain tax position in the current period. The effective tax rates for 2009, 2008 and 2007 were all lower than the 35.0% federal statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from bank owned life insurance.

The following table provides a reconciliation between the federal statutory tax rate and the actual effective tax rate:

Year Ended December 31	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(12.2)	(14.4)	(4.5)
Tax credits and settlements	(3.7)	(3.8)	(1.0)
Other items	(0.7)	0.1	(0.5)

Actual effective tax rate	18.4%	16.9%	29.0%

The following table presents the tax effects of temporary differences that give rise to deferred tax assets and liabilities (in thousands):

December 31	2009	2008

Deferred tax assets:
Allowance for loan losses	$46,007	$46,790
State net operating loss carryforwards	11,142	10,056
Deferred compensation	4,081	4,802
Intangibles	78	645
Tax credits	—	1,508
Securities impairments	6,223	7,308
Pension and other defined benefit plans	10,939	9,203
Net unrealized securities losses	3,775	2,343
Other	3,899	2,180

Total	86,144	84,835
Valuation allowance	(13,232)	(12,068)

Total deferred tax assets	72,912	72,767

Deferred tax liabilities:
Loan fees	(1,391)	(1,636)
Depreciation	(6,612)	(6,771)
Purchase accounting adjustments	(9,915)	(11,226)
Prepaid expenses	(406)	(466)
Other	(41)	(214)

Total deferred tax liabilities	(18,365)	(20,313)

Net deferred tax assets	$54,547	$52,454

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets, or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2009, the Corporation had unused state net operating loss carryforwards expiring from 2018 to 2029. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

The Corporation adopted the provisions of ASC Topic 740 on January 1, 2007. As a result of the implementation of ASC Topic 740, the Corporation recognized an increase of $1.2 million in the liability for unrecognized tax benefits including $0.1 million related to interest. The cumulative effect of the adoption of ASC Topic 740 was accounted for as a decrease to the January 1, 2007 balance of retained earnings. On January 1, 2007, the Corporation’s unrecognized tax benefits were $3.6 million, net of federal income tax benefit, of which

$0.3 million relates to interest and $2.7 million relates to tax positions, the recognition of which would affect the Corporation’s effective income tax rate.

As of December 31, 2009 and 2008, the Corporation has approximately $3.0 million and $3.2 million, respectively, of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of both December 31, 2009 and 2008, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $0.2 million. As of December 31, 2009, $2.7 million of these tax benefits would affect the effective tax rate if recognized. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2008. The Corporation’s 2006 and 2007 federal examinations have closed with no material impact to the Corporation’s financial position. The Corporation’s tax year 2008 remains open to federal examination. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2006 and state income tax returns for 2006 through 2008 are currently subject to examination. The Corporation anticipates that a reduction in the unrecognized tax benefit of up to $0.5 million may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows (in thousands):

Year Ended December 31	2009	2008

Balance at beginning of year	$3,210	$3,254
Additions based on tax positions related to current year	359	951
Additions based on tax positions of prior year	40	330
Reductions for tax positions of prior years	(8)	(193)
Reductions due to statute of limitations	(559)	(952)
Settlements	—	(180)

Balance at end of year	$3,042	$3,210

21.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows (in thousands):

Year Ended December 31	2009	2008	2007

Net income	$41,111	$35,595	$69,678
Other comprehensive loss:
Unrealized losses on securities:
Arising during the period, net of tax benefit of $4,022, $7,713 and $1,384	(7,469)	(14,324)	(2,570)
Less: reclassification adjustment for (gains) losses included in net income, net of tax (benefit) expense of $(2,578), $(5,724) and $363	4,787	10,606	(674)
Unrealized losses on swap, net of tax benefit of $69 and $455	—	(128)	(845)
Minimum benefit plan liability adjustment, net of tax benefit of $779, $8,573 and $594	(1,446)	(15,921)	(1,103)

Other comprehensive loss	(4,128)	(19,767)	(5,192)

Comprehensive income	$36,983	$15,828	$64,486

For 2008, the amount of the reclassification adjustment for losses (gains) included in net income differs from the amount shown in the consolidated statement of income because it does not include gains or losses realized on securities that were both purchased and then sold during that year.

The accumulated balances related to each component of other comprehensive income, net of tax, are as follows (in thousands):

December 31	2009	2008	2007

Net unrealized losses on securities	$(7,020)	$(4,338)	$(621)
Unrealized gain on swap	—	—	128
Net unrecognized pension and postretirement obligations	(23,613)	(22,167)	(6,245)

Accumulated other comprehensive income	$(30,633)	$(26,505)	$(6,738)

22.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share (dollars in thousands, except per share data):

Year Ended December 31	2009	2008	2007

Net income available to common stockholders - basic earnings per share	$32,803	$35,595	$69,678
Interest expense on convertible debt	20	20	22

Net income available to common stockholders after assumed conversion - diluted earnings per share	$32,823	$35,615	$69,700

Basic weighted average common shares outstanding	102,580,415	80,654,153	60,135,859
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	268,919	343,834	493,206

Diluted weighted average common shares outstanding	102,849,334	80,997,987	60,629,065

Basic earnings per share	$0.32	$0.44	$1.16

Diluted earnings per share	$0.32	$0.44	$1.15

For the years ended December 31, 2009 and 2008, 1,549,205 and 118,619 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive. For the year ended December 31, 2007, all of the stock options and warrants were dilutive.

23.	Stockholders’ Equity

On January 9, 2009, in conjunction with the UST’s CPP, the Corporation issued to the UST 100,000 shares of Series C Preferred Stock and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock for an aggregate purchase price of $100.0 million. The warrant has a ten-year term and an exercise price of $11.52 per share.

On June 16, 2009, the Corporation completed a public offering of 24,150,000 shares of common stock at a price of $5.50 per share, including 3,150,000 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $125.8 million. As a result of the completion of the public stock offering, the number of shares of the Corporation’s common stock purchasable upon exercise of the warrant issued to the UST has been reduced in half to 651,042 shares and the exercise price was unchanged.

On September 9, 2009, the Corporation utilized a portion of the proceeds of its public offering to redeem all of the Series C Preferred Stock issued to the UST under the CPP and to pay the related final accrued dividend. Since receiving the CPP funds on January 9, 2009, the Corporation paid the UST $3.3 million in cash dividends. Upon redemption, the remaining difference of $4.3 million between the Series C Preferred Stock redemption amount and the recorded amount was charged to retained earnings as non-cash deemed preferred stock dividends. The non-cash deemed preferred stock dividends had no impact on total equity, but reduced earnings per diluted common share by $0.04.

The remaining offering proceeds were used for general corporate purposes and to enhance capital levels.

24.	Regulatory Matters

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

The Corporation’s management believes that, as of December 31, 2009 and 2008, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of December 31, 2009, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of December 31, 2009 and 2008 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
December 31, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets):
F.N.B. Corporation	$795,372	12.9%	$617,447	10.0%	$493,958	8.0%
FNBPA	745,183	12.4	602,810	10.0	482,248	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	705,188	11.4	370,468	6.0	246,979	4.0
FNBPA	669,543	11.1	361,686	6.0	241,124	4.0
Leverage Ratio:
F.N.B. Corporation	705,188	8.7	406,314	5.0	325,052	4.0
FNBPA	669,543	8.5	395,647	5.0	316,517	4.0
December 31, 2008
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$662,600	11.1%	$595,569	10.0%	$476,455	8.0%
FNBPA	624,976	10.7	583,070	10.0	466,456	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	577,317	9.7	357,342	6.0	238,228	4.0
FNBPA	551,931	9.5	349,842	6.0	233,228	4.0
Leverage Ratio:
F.N.B. Corporation	577,317	7.3	393,141	5.0	314,513	4.0
FNBPA	551,931	7.2	385,201	5.0	308,161	4.0

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $8.5 million at December 31, 2009. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2009, the Corporation’s subsidiaries had $8.0 million of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $135.6 million at December 31, 2009.

25.	Business Segments

The Corporation operates in four reportable segments:  Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.
•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.
•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment is primarily involved in making installment loans to individuals and purchasing installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at Regency’s branch offices.

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

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2009
Interest income	$352,264	$13	$280	$32,511	$2,654	$387,722
Interest expense	104,281	—	—	5,561	11,337	121,179
Net interest income	247,983	13	280	26,950	(8,683)	266,543
Provision for loan losses	59,462	—	—	6,667	673	66,802
Non-interest income	75,478	20,401	13,804	2,157	(5,862)	105,978
Non-interest expense	203,411	15,858	12,135	15,429	1,418	248,251
Intangible amortization	6,295	366	427	—	—	7,088
Income tax expense (benefit)	10,829	1,505	545	2,449	(6,059)	9,269
Net income (loss)	43,464	2,685	977	4,562	(10,577)	41,111
Total assets	8,509,072	20,226	20,625	168,345	(9,191)	8,709,077
Total intangibles	541,530	12,317	12,195	1,809	—	567,851

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2008
Interest income	$375,876	$50	$408	$32,287	$1,160	$409,781
Interest expense	140,473	7	—	5,837	11,672	157,989
Net interest income	235,403	43	408	26,450	(10,512)	251,792
Provision for loan losses	66,110	—	—	5,642	619	72,371
Non-interest income	59,025	21,320	13,127	2,193	(9,550)	86,115
Non-interest expense	174,681	14,953	11,585	14,965	78	216,262
Intangible amortization	5,675	274	493	—	—	6,442
Income tax expense (benefit)	9,280	2,187	552	2,852	(7,634)	7,237
Net income (loss)	38,682	3,949	905	5,184	(13,125)	35,595
Total assets	8,184,555	19,653	23,623	164,835	(27,855)	8,364,811
Total intangibles	547,036	12,734	12,928	1,809	—	574,507

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2007
Interest income	$338,847	$121	$466	$31,780	$(2,324)	$368,890
Interest expense	158,524	9	—	6,379	9,141	174,053
Net interest income	180,323	112	466	25,401	(11,465)	194,837
Provision for loan losses	7,875	—	—	4,818	—	12,693
Non-interest income	55,946	16,034	11,769	2,083	(4,223)	81,609
Non-interest expense	126,625	11,734	9,807	14,361	(1,319)	161,208
Intangible amortization	3,936	25	445	—	—	4,406
Income tax expense (benefit)	28,497	1,569	732	3,006	(5,343)	28,461
Net income (loss)	69,336	2,818	1,251	5,299	(9,026)	69,678
Total assets	5,909,315	6,665	22,938	156,780	(7,677)	6,088,021
Total intangibles	247,619	1,252	10,879	1,809	—	261,559

26.	Cash Flow Information

Following is a summary of cash flow information (in thousands):

Year Ended December 31	2009	2008	2007

Interest paid on deposits and other borrowings	$124,960	$153,125	$177,148
Income taxes paid	6,287	26,300	24,282
Transfers of loans to other real estate owned	22,023	11,973	5,462
Transfers of other real estate owned to loans	580	985	290

Supplemental non-cash information relating to the Corporation’s acquisitions is included in the Mergers and Acquisitions footnote included in this Item of the Report.

27.	Parent Company Financial Statements

The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets (in thousands)
December 31	2009	2008

Assets
Cash and cash equivalents	$74,922	$66,779
Securities available for sale	3,025	3,793
Premises and equipment	4,374	4,598
Other assets	15,977	21,715
Investment in and advance to bank subsidiary	1,194,814	1,086,232
Investments in and advances to non-bank subsidiaries	235,570	194,308

Total Assets	$1,528,682	$1,377,425

Liabilities
Other liabilities	$29,442	$31,470
Advances from affiliates	238,458	201,058
Junior subordinated debt	205,156	205,156
Subordinated notes:
Short-term	8,922	9,733
Long-term	3,402	4,024

Total Liabilities	485,380	451,441

Stockholders’ Equity	1,043,302	925,984

Total Liabilities and Stockholders’ Equity	$1,528,682	$1,377,425

Statements of Income (in thousands)
Year Ended December 31

	2009	2008	2007

Income
Dividend income from subsidiaries:
Bank	$45,650	$123,700	$65,500
Non-bank	7,800	10,075	5,500

	53,450	133,775	71,000
Interest income	6,797	11,682	14,181
Other income	(312)	(1,124)	551

Total Income	59,935	144,333	85,732

Expenses
Interest expense	20,109	23,271	22,951
Other expenses	7,227	5,218	4,314

Total Expenses	27,336	28,489	27,265

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	32,599	115,844	58,467
Income tax benefit	7,579	6,655	4,703

	40,178	122,499	63,170
Equity in undistributed income (loss) of subsidiaries:
Bank	1,050	(80,889)	6,654
Non-bank	(117)	(6,015)	(146)

Net Income	$41,111	$35,595	$69,678

Statements of Cash Flows (in thousands)
Year Ended December 31

	2009	2008	2007

Operating Activities
Net income	$41,111	$35,595	$69,678
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(933)	86,904	(7,181)
Other, net	8,219	7,901	265

Net cash flows provided by operating activities	48,397	130,400	62,762

Investing Activities
Purchase of securities available for sale	—	(3,035)	(161)
Proceeds from sale of securities available for sale	475	6,045	—
Net (increase) decrease in advances to subsidiaries	(40,584)	54,035	(13,169)
Investment in subsidiaries	(112,138)	(540,454)	2,093
Net cash paid for mergers and acquisitions	—	(23,869)	—

Net cash flows used in investing activities	(152,247)	(507,278)	(11,237)

Financing Activities
Net increase (decrease) in advance from affiliate	37,655	(9,738)	12,699
Net decrease in short-term borrowings	(811)	(2,110)	(5,571)
Decrease in long-term debt	(1,658)	(2,746)	(3,759)
Increase in long-term debt	1,037	1,471	1,888
Issuance of preferred stock and common stock warrant	99,749	—	—
Redemption of preferred stock	(100,000)	—	—
Net proceeds from issuance of common stock	128,554	512,508	(686)
Tax (expense) benefit of stock-based compensation	(158)	857	635
Cash dividends paid	(52,375)	(78,283)	(57,450)

Net cash flows provided by (used in) financing activities	111,993	421,959	(52,244)

Net Increase (Decrease) in Cash and Cash Equivalents	8,143	45,081	(719)
Cash and cash equivalents at beginning of year	66,779	21,698	22,417

Cash and Cash Equivalents at End of Year	$74,922	$66,779	$21,698

Cash paid during the year for:
Interest	$20,102	$23,281	$22,931

28.	Fair Value Measurements

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

In determining fair value, the Corporation uses various valuation approaches, including market, income and cost approaches. ASC Topic 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Corporation. Unobservable inputs reflect the Corporation’s assumptions about the assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2009, approximately 98.0% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 2.0% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Corporation uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of investment securities. The Corporation validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing by Corporate personnel familiar with market liquidity and other market-related conditions.

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

The Corporation incorporates credit valuation adjustments to appropriately reflect both its own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of non-performance risk, the Corporation considers the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts and guarantees.

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Residential Mortgage Loans Held For Sale

These loans are carried at the lower of cost or fair value. Under lower of cost or fair value accounting, periodically, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is based on independent quoted market prices and is classified as Level 2.

Impaired Loans

The Corporation reserves for commercial and commercial real estate loans that the Corporation considers impaired as defined in ASC Topic 310 at the time the Corporation identifies the loan as impaired based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 (in thousands):

	Level 1	Level 2	Level 3	Total

Assets measured at fair value:
Securities available for sale	$1,014	$698,748	$15,587	$715,349
Other assets (interest rate swaps)	—	13,305	—	13,305

	$1,014	$712,053	$15,587	$728,654

Liabilities measured at fair value:
Other liabilities (interest rate swaps)	—	$12,497	—	$12,497

	—	$12,497	—	$12,497

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

Year Ended December 31	2009	2008

Balance at beginning of year	$23,394	$14,339
Total gains (losses) - realized/unrealized:
Included in earnings	(7,098)	(11,033)
Included in other comprehensive income	(428)	(9,884)
Purchases, issuances and settlements	14,465	267
Transfers in and/or (out) of Level 3	(14,746)	29,705

Balance at end of year	$15,587	$23,394

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.

The amount of total losses included in earnings for 2009 attributable to the change in unrealized gains or losses relating to assets still held at December 31, 2009 was $7.1 million. These losses are included in the $7.9 million net impairment losses on securities reported as a component of non-interest income.

TPS were transferred between Level 2 and Level 3 during 2009. These transfers were primarily due to observability of inputs used to establish a benchmark for valuation. Fair values for these securities were determined using discounted cash flow models, which incorporate certain assumptions and projections in determining fair values assigned.

In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis during 2009 that were still held in the balance sheet at December 31, 2009, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

					Total Losses For
	Fair Value at December 31, 2009				The Year Ended
	Level 1	Level 2	Level 3	Total	December 31, 2009

Impaired loans	—	$2,794	$21,981	$24,775	$4,866
Other real estate owned	—	6,929	7,687	14,616	10,650

					$15,516

Impaired loans measured or re-measured at fair value on a nonrecurring basis during 2009 had a carrying amount of $29.3 million and an allocated allowance for loan losses of $8.6 million at December 31, 2009. The allocated allowance is based on fair value of $24.8 million less estimated costs to sell of $4.1 million. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $4.9 million which was included in the provision for loan losses for 2009.

OREO with a carrying amount of $25.3 million were written down to $14.6 million (fair value of $16.9 million less estimated costs to sell of $2.3 million), resulting in a loss of $10.7 million, which was included in earnings for 2009.

Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	2009		2008
	Carrying		Carrying
December 31	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and short-term investments	$310,550	$310,550	$172,203	$172,203
Securities available for sale	715,349	715,349	482,270	482,270
Securities held to maturity	775,281	796,537	843,863	851,251
Net loans, including loans held for sale	5,757,460	5,770,824	5,726,358	5,733,157
Bank owned life insurance	205,447	205,447	217,737	214,227
Accrued interest receivable	27,219	27,219	29,838	29,838
Financial Liabilities
Deposits	6,380,223	6,420,971	6,054,623	6,089,424
Short-term borrowings	669,167	669,712	596,263	596,263
Long-term debt	324,877	333,494	490,250	502,713
Junior subordinated debt	204,711	90,721	205,386	107,062
Accrued interest payable	8,951	8,951	12,732	12,732

The following methods and assumptions were used to estimate the fair value of each financial instrument:

Cash and Due from Banks, Short-Term Investments, Accrued Interest Receivable and Accrued Interest Payable.  For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

Bank Owned Life Insurance.  The Corporation owns both general account and separate account BOLI. The fair value of general account BOLI is based on the insurance contract cash surrender value. The fair value of separate account BOLI equals the quoted market price of the underlying securities, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities. In connection with the separate account BOLI, the Corporation has purchased a stable value protection product that mitigates the impact of market value fluctuations of the underlying separate account assets.

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

DISCLOSURE CONTROLS AND PROCEDURES. The Corporation maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s files and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Corporation’s management, with the participation of its CEO and CFO, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13(a)-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon such evaluation, the Corporation’s CEO and CFO have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective.

There have not been any significant changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the fiscal quarter to which the report relates that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Management’s Report on F.N.B. Corporation’s Internal Control Over Financial Reporting - Reporting at a Bank Holding Company Level” and “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2009 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 19, 2010. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 19, 2010. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Form 10-K report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 19, 2010. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2009:

	Number of		Number of
	Securities to be		Securities
	Issued Upon	Weighted	Remaining for
	Exercise of	Average Exercise	Future Issuance
	Outstanding	Price of Outstanding	Under Equity
Plan Category	Stock Options	Stock Options	Compensation Plans

Equity compensation plans approved by security holders	968,090 (1)	$13.67	2,998,062 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Excludes 854,440 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 19, 2010. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 19, 2010. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 125 and is incorporated by reference.

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

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2010

/s/ Vincent J. Calabrese Vincent J. Calabrese	Chief Financial Officer (Principal Financial Officer)	February 17, 2010

/s/ Timothy G. Rubritz Timothy G. Rubritz	Corporate Controller (Principal Accounting Officer)	February 17, 2010

/s/ William B. Campbell William B. Campbell	Chairman and Director	February 17, 2010

/s/ Henry M. Ekker Henry M. Ekker	Director	February 17, 2010

/s/ Philip E. Gingerich Philip E. Gingerich	Director	February 17, 2010

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 17, 2010

/s/ Dawne S. Hickton Dawne S. Hickton	Director	February 17, 2010

/s/ David J. Malone David J. Malone	Director	February 17, 2010

/s/ D. Stephen Martz D. Stephen Martz	Director	February 17, 2010

/s/ Peter Mortensen Peter Mortensen	Director	February 17, 2010

/s/ Harry F. Radcliffe Harry F. Radcliffe	Director	February 17, 2010

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 17, 2010

/s/ John W. Rose John W. Rose	Director	February 17, 2010

/s/ Stanton R. Sheetz Stanton R. Sheetz	Director	February 17, 2010

/s/ William J. Strimbu William J. Strimbu	Director	February 17, 2010

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 17, 2010

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

3	.1.	Articles of Incorporation of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
3	.2.	Amended by-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Current Report on Form 8-K filed on October 22, 2009).
4	.1.	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
4	.2.	Form of Certificate for the Series C Preferred Stock. (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).
4	.3.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).
10	.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*
10	.2.	Amended and Restated Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008).*
10	.3.	Amended and Restated Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008).*
10	.4.	Form of Restricted Stock Units Agreement for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.5.	Amended 2007 Performance-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.6.	Amended 2007 Service-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.7.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008).*
10	.8.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*
10	.9.	F.N.B. Corporation 1990 Stock Option Plan as amended effective February 2, 1996. (Incorporated by reference to Exhibit 10.10. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10	.10.	F.N.B. Corporation Restricted Stock Bonus Plan dated January 1, 1994. (Incorporated by reference to Exhibit 10.11. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*
10	.11.	F.N.B. Corporation Restricted Stock and Incentive Bonus Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10	.12.	F.N.B. Corporation 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.15. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10	.13.	F.N.B. Corporation Director’s Compensation Plan. (Incorporated by reference to Exhibit 10.16. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 1996).*

10	.14.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10	.15.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001).*
10	.16.	Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.17. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*
10	.17.	Employment Agreement between First National Bank of Pennsylvania and David B. Mogle. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10	.18.	Employment Agreement between First National Bank of Pennsylvania and James G. Orie. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10	.19.	Employment Agreement between F.N.B. Corporation and Brian F. Lilly. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on October 23, 2007).*
10	.20.	Form of Amendment to Employment Agreements of Vincent Calabrese, Vincent Delie, Scott Free, David Mogle, James Orie, Gary Guerrieri and Louise Lowrey. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008).*
10	.21.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2007 Proxy Statement filed on March 22, 2007).*
10	.22.	Employment Agreement between First National Bank of Pennsylvania and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on March 23, 2007).*
10	.23.	Severance Agreement between F.N.B. Corporation and Robert V. New, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 11, 2009).*
10	.24.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007).*
10	.25.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007).*
10	.26.	Retirement Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Gary J. Roberts. (Incorporated by reference to the Corporation’s Current Report on Form 8-K filed on July 3, 2008).*
10	.27.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008).*
10	.28.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008).*
10	.29.	Letter Agreement between the Corporation and the United States Department of Treasury relating to the TARP Capital Purchase Program, including Securities Purchase Agreement - Standard Terms, incorporated by reference therein. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
10	.30.	Form of Waiver executed by Robert V. New, Brian F. Lilly, Stephen J. Gurgovits, Vincent J. Delie and Gary J. Guerrieri in connection with TARP Capital Purchase Program. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
10	.31.	Form of Executive Compensation Agreement by and between F.N.B. Corporation and each of Robert V. New, Brian F. Lilly, Stephen J. Gurgovits, Vincent J. Delie and Gary J. Guerrieri in connection with TARP Capital Purchase Program. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
10	.32.	Employment Agreement between First National Bank of Pennsylvania and Timothy G. Rubritz. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2009).*
11		Computation of Per Share Earnings**
12		Ratio of Earnings to Fixed Charges. (filed herewith).
14		Code of Ethics. (filed herewith).*

21		Subsidiaries of the Registrant. (filed herewith).
23	.1.	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).
31	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).
31	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).
32	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).
32	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).
99	.1.	31 C.F.R. section 30.15 Certification of Principal Executive Officer. (filed herewith).
99	.2.	31 C.F.R. section 30.15 Certification of Principal Financial Officer. (filed herewith).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.