Form 10-Q
period 2010-03-31
FNB CORP/FL/
filed 2010-05-07
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock, $0.01 Par Value	114,404,945 Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2010

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	March 31,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$139,762	$160,845
Interest bearing deposits with banks	189,566	149,705

Cash and Cash Equivalents	329,328	310,550
Securities available for sale	673,596	715,349
Securities held to maturity (fair value of $869,614 and $796,537)	844,472	775,281
Residential mortgage loans held for sale	11,466	12,754
Loans, net of unearned income of $37,412 and $38,173	5,890,105	5,849,361
Allowance for loan losses	(109,592)	(104,655)

Net Loans	5,780,513	5,744,706
Premises and equipment, net	116,258	117,921
Goodwill	528,720	528,710
Core deposit and other intangible assets, net	37,455	39,141
Bank owned life insurance	206,515	205,447
Other assets	271,211	259,218

Total Assets	$8,799,534	$8,709,077

Liabilities
Deposits:
Non-interest bearing demand	$1,015,521	$992,298
Savings and NOW	3,246,529	3,182,909
Certificates and other time deposits	2,232,056	2,205,016

Total Deposits	6,494,106	6,380,223
Other liabilities	92,369	86,797
Short-term borrowings	710,731	669,167
Long-term debt	250,391	324,877
Junior subordinated debt	204,542	204,711

Total Liabilities	7,752,139	7,665,775

Stockholders’ Equity
Common stock — $0.01 par value
Authorized — 500,000,000 shares
Issued — 114,552,709 and 114,214,951 shares	1,140	1,138
Additional paid-in capital	1,089,326	1,087,369
Retained earnings	(10,621)	(12,833)
Accumulated other comprehensive loss	(29,961)	(30,633)
Treasury stock — 147,764 and 103,256 shares at cost	(2,489)	(1,739)

Total Stockholders’ Equity	1,047,395	1,043,302

Total Liabilities and Stockholders’ Equity	$8,799,534	$8,709,077

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended
	March 31,
	2010	2009
Interest Income
Loans, including fees	$79,286	$83,240
Securities:
Taxable	11,253	13,031
Nontaxable	1,891	1,769
Dividends	19	45
Other	97	70

Total Interest Income	92,546	98,155

Interest Expense
Deposits	17,554	24,239
Short-term borrowings	2,131	2,286
Long-term debt	2,546	4,848
Junior subordinated debt	1,910	2,647

Total Interest Expense	24,141	34,020

Net Interest Income	68,405	64,135
Provision for loan losses	11,964	10,514

Net Interest Income After Provision for Loan Losses	56,441	53,621

Non-Interest Income
Impairment losses on securities	(8,226)	(203)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	6,540	—

Net impairment losses on securities	(1,686)	(203)

Service charges	13,722	13,599
Insurance commissions and fees	4,324	5,081
Securities commissions and fees	1,557	1,788
Trust fees	3,158	2,917
Gain on sale of securities	2,390	278
Gain on sale of residential mortgage loans	567	536
Bank owned life insurance	1,065	1,602
Other	5,178	2,528

Total Non-Interest Income	30,275	28,126

Non-Interest Expense
Salaries and employee benefits	33,125	32,102
Net occupancy	5,538	5,726
Equipment	4,533	4,365
Amortization of intangibles	1,687	1,815
Outside services	5,522	5,404
FDIC insurance	2,622	1,944
Other	12,416	9,616

Total Non-Interest Expense	65,443	60,972

Income Before Income Taxes	21,273	20,775
Income taxes	5,293	5,124

Net Income	15,980	15,651
Preferred stock dividends and discount amortization	—	1,343

Net Income Available to Common Stockholders	$15,980	$14,308

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
Dollars in thousands, except per share data
Unaudited

	Three Months Ended
	March 31,
	2010	2009
Net Income per Common Share
Basic	$0.14	$0.16
Diluted	0.14	0.16

Cash Dividends per Common Share	0.12	0.12
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

						Accumulated
	Compre-			Additional		Other
	hensive	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Income	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2010		$—	$1,138	$1,087,369	$(12,833)	$(30,633)	$(1,739)	$1,043,302
Net income	$15,980				15,980			15,980
Change in other comprehensive income, net of tax	672					672		672

Comprehensive income	$16,652

Common stock dividends ($0.12/share)					(13,768)			(13,768)
Issuance of common stock			2	1,410			(750)	662
Restricted stock compensation				752				752
Tax expense of stock-based compensation				(205)				(205)

Balance at March 31, 2010		$—	$1,140	$1,089,326	$(10,621)	$(29,961)	$(2,489)	$1,047,395

Balance at January 1, 2009		$—	$894	$953,200	$(1,143)	$(26,505)	$(462)	$925,984
Net income	$15,651				15,651			15,651
Change in other comprehensive income, net of tax	(2,989)					(2,989)		(2,989)

Comprehensive income	$12,662

Common stock dividends ($0.12/share)					(10,775)			(10,775)
Preferred stock dividends and amortization of discount		218			(1,343)			(1,125)
Issuance of preferred stock and common stock warrant		95,025		4,723				99,748
Issuance of common stock			1	832			(1,140)	(307)
Restricted stock compensation				552				552
Tax expense of stock-based compensation				(158)				(158)

Balance at March 31, 2009		$95,243	$895	$959,149	$2,390	$(29,494)	$(1,602)	$1,026,581

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Three Months Ended
	March 31,
	2010	2009
Operating Activities
Net income	$15,980	$15,651
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	9,260	8,492
Provision for loan losses	11,964	10,514
Deferred taxes	(434)	(406)
Gain on sale of securities	(2,390)	(278)
Other-than-temporary impairment losses on securities	1,686	203
Tax expense (benefit) of stock-based compensation	205	158
Net change in:
Interest receivable	200	1,429
Interest payable	(907)	(909)
Residential mortgage loans held for sale	1,288	(12,268)
Bank owned life insurance	(1,068)	446
Other, net	(2,227)	(513)

Net cash flows provided by operating activities	33,557	22,519

Investing Activities
Net change in:
Federal funds sold	—	(50,000)
Loans	(54,546)	2,221
Securities available for sale:
Purchases	(90,221)	(141,808)
Sales	59,266	77
Maturities	73,462	82,487
Securities held to maturity:
Purchases	(130,292)	(2,265)
Maturities	60,664	59,694
Purchase of bank owned life insurance	—	(8)
Increase in premises and equipment	(1,346)	(2,886)
Acquisitions, net of cash acquired	—	(54)

Net cash flows used in investing activities	(83,013)	(52,542)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	86,843	113,043
Time deposits	27,041	(4,461)
Short-term borrowings	41,564	(73,939)
Increase in long-term debt	53,043	7,402
Decrease in long-term debt	(127,529)	(52,410)
Decrease in junior subordinated debt	(169)	(169)
Issuance of preferred stock and common stock warrant	—	99,748
Net proceeds from issuance of common stock	1,414	244
Tax (expense) benefit of stock-based compensation	(205)	(158)
Cash dividends paid	(13,768)	(11,900)

Net cash flows provided by financing activities	68,234	77,400

Net Increase in Cash and Cash Equivalents	18,778	47,377
Cash and cash equivalents at beginning of period	310,550	172,203

Cash and Cash Equivalents at End of Period	$329,328	$219,580

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010
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
BASIS OF PRESENTATION
     The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. The Corporation owns and operates First National Bank of Pennsylvania (FNBPA), First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency Finance Company (Regency), F.N.B. Capital Corporation, LLC and Bank Capital Services, LLC, and includes results for each of these entities in the accompanying consolidated financial statements.
     The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).
     Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results the Corporation expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 26, 2010.
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
CAPITAL
     On January 9, 2009, in conjunction with the U.S. Department of the Treasury (UST) Capital Purchase Program (CPP), the Corporation issued to the UST 100,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock for an aggregate purchase price of $100.0 million. The warrant has a ten-year term and an exercise price of $11.52 per share.
     On June 16, 2009, the Corporation completed a public offering of 24,150,000 shares of common stock at a price of $5.50 per share. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $125.8 million. As a result of the completion of the public stock offering, the number of shares of the Corporation’s common stock purchasable upon exercise of the warrant issued to the UST has been reduced in half to 651,042 shares and the exercise price was unchanged.

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
NEW ACCOUNTING STANDARDS
Fair Value Disclosures
     In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06, Improving Disclosures about Fair Value Measurements. The ASU clarifies existing disclosure requirements and requires additional disclosures regarding fair value measurements. This standard clarifies that an entity should provide fair value disclosures by class rather than major category of assets and liabilities, resulting in a greater level of disaggregated information presented in all fair value disclosures. ASU 2010-06 also clarifies that, for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3), an entity is required to describe valuation techniques and the inputs used in determining the fair values of each class of assets and liabilities and to disclose a change in valuation technique and the reason for making that change. Additionally, the ASU requires an entity to discuss the reasons for transfers in or out of Level 3 and, if significant, to disclose these transfers on a gross basis, to disclose on a gross basis the amounts and reasons for significant transfers between Level 2 and Level 3 of the fair value hierarchy, and to disclose its policy for determining when transfers between Levels are recognized. This standard is effective for interim and annual reporting periods that begin after December 15, 2009. The adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.
Accounting Standards Codification (the Codification or ASC)
     In June 2009, the FASB issued an accounting standard which established the Codification as the sole source of authoritative GAAP recognized by the FASB to be applied to nongovernmental entities, with the exception of guidance issued by the SEC and its staff. Adoption of this standard as of September 30, 2009 had no impact on the Corporation’s consolidated financial position or results of operations as it does not alter existing GAAP.
Transfers and Servicing of Financial Assets and Extinguishments of Liabilities
     In June 2009, the FASB issued an accounting standard which amends current GAAP related to the accounting for transfers and servicing of financial assets and extinguishments of liabilities, including the removal of the concept of a qualifying special-purpose entity from GAAP. This accounting standard also clarifies that a transferor must evaluate whether it has maintained effective control of a financial asset by considering its continuing involvement with the transferred financial asset. This accounting standard is effective for interim and annual reporting periods that begin after November 15, 2009. The adoption of this standard did not have a material effect on the financial condition, results of operations or liquidity of the Corporation.
Variable Interest Entities
     In June 2009, the FASB issued an accounting standard which requires a qualitative rather than a quantitative analysis to establish the primary beneficiary for determining whether the consolidation of a variable interest entity (VIE) is required. The primary beneficiary of a VIE is the enterprise that has: (a) the power to direct the activities of the VIE that most significantly impact its economic performance, and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits of the VIE that could potentially be significant to the VIE. This accounting standard is effective for interim and annual reporting periods that begin after November 15, 2009. The adoption of this standard did not have a material effect on the financial condition, results of operations or liquidity of the Corporation.

SECURITIES
     The amortized cost and fair value of securities are as follows (in thousands):
Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$248,006	$1,534	$(166)	$249,374
Residential mortgage-backed securities:
Agency mortgage-backed securities	252,336	4,165	(267)	256,234
Agency collateralized mortgage obligations	77,997	96	(174)	77,919
Non-agency collateralized mortgage obligations	43	2	—	45
States of the U.S. and political subdivisions	70,703	1,623	(61)	72,265
Collateralized debt obligations	19,883	—	(15,537)	4,346
Other debt securities	12,996	—	(1,797)	11,199

Total debt securities	681,964	7,420	(18,002)	671,382
Equity securities	2,111	233	(130)	2,214

	$684,075	$7,653	$(18,132)	$673,596

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$251,192	$1,563	$(299)	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	319,902	6,035	(166)	325,771
Agency collateralized mortgage obligations	43,985	54	(531)	43,508
Non-agency collateralized mortgage obligations	47	—	(2)	45
States of the U.S. and political subdivisions	74,177	1,495	(89)	75,583
Collateralized debt obligations	21,590	—	(16,766)	4,824
Other debt securities	12,999	—	(2,569)	10,430

Total debt securities	723,892	9,147	(20,422)	712,617
Equity securities	2,656	224	(148)	2,732

	$726,548	$9,371	$(20,570)	$715,349

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$5,259	$96	$—	$5,355
Residential mortgage-backed securities:
Agency mortgage-backed securities	629,060	25,741	(406)	654,395
Agency collateralized mortgage obligations	41,497	466	(8)	41,955
Non-agency collateralized mortgage obligations	45,585	149	(2,268)	43,466
States of the U.S. and political subdivisions	117,888	2,697	(421)	120,164
Collateralized debt obligations	3,579	—	(863)	2,716
Other debt securities	1,604	13	(54)	1,563

	$844,472	$29,162	$(4,020)	$869,614

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,386	$81	$—	$5,467
Residential mortgage-backed securities:
Agency mortgage-backed securities	566,876	23,141	(261)	589,756
Agency collateralized mortgage obligations	27,263	406	—	27,669
Non-agency collateralized mortgage obligations	49,000	—	(3,245)	45,755
States of the U.S. and political subdivisions	121,548	2,477	(399)	123,626
Collateralized debt obligations	3,590	—	(812)	2,778
Other debt securities	1,618	11	(143)	1,486

	$775,281	$26,116	$(4,860)	$796,537

     The Corporation classifies securities as trading securities when management intends to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. As of March 31, 2010 and December 31, 2009, the Corporation did not hold any trading securities.
     The Corporation recognized a gain of $2.3 million for the three months ended March 31, 2010 relating to the sale of a $6.0 million U.S. government agency security and $53.8 million of mortgage backed securities. These securities were sold to better position the balance sheet for the remainder of 2010. Additionally, the Corporation recognized a gain of $0.1 million for the three months ended March 31, 2010 relating to other securities sold during the first quarter of 2010. The Corporation recognized a gain of $0.2 million for the three months ended March 31, 2009 relating to the acquisition of a company in which the Corporation owned stock. Also, the Corporation sold $0.1 million of securities at a gain of $0.1 million for the three months ended March 31, 2009. No security sales were at a loss.
     Gross gains and gross losses were realized on sales of securities as follows (in thousands):

Three Months Ended March 31	2010	2009
Gross gains	$2,390	$278
Gross losses	—	—

	$2,390	$278

     As of March 31, 2010, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,192	$5,190	$5,038	$5,084
Due from one to five years	245,228	246,742	26,065	27,060
Due from five to ten years	16,046	16,702	21,213	21,826
Due after ten years	85,122	68,550	76,014	75,828

	351,588	337,184	128,330	129,798
Residential mortgage-backed securities:
Agency mortgage-backed securities	252,336	256,234	629,060	654,395
Agency collateralized mortgage obligations	77,997	77,919	41,497	41,955
Non-agency collateralized mortgage obligations	43	45	45,585	43,466
Equity securities	2,111	2,214	—	—

	$684,075	$673,596	$844,472	$869,614

     Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

     At March 31, 2010 and December 31, 2009, securities with a carrying value of $618.0 million and $598.1 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $655.7 million and $616.0 million at March 31, 2010 and December 31, 2009, respectively, were pledged as collateral for short-term borrowings.
     Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$57,552	$(166)	$—	$—	$57,552	$(166)
Residential mortgage-backed securities:
Agency mortgage-backed securities	30,286	(267)	—	—	30,286	(267)
Agency collateralized mortgage obligations	64,725	(174)	—	—	64,725	(174)
States of the U.S. and political subdivisions	8,679	(38)	1,172	(23)	9,851	(61)
Collateralized debt obligations	90	(555)	4,256	(14,982)	4,346	(15,537)
Other debt securities	—	—	11,199	(1,797)	11,199	(1,797)
Equity securities	578	(62)	685	(68)	1,263	(130)

	$161,910	$(1,262)	$17,312	$(16,870)	$179,222	$(18,132)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$46,501	$(299)	$—	$—	$46,501	$(299)
Residential mortgage-backed securities:
Agency mortgage-backed securities	68,313	(166)	—	—	68,313	(166)
Agency collateralized mortgage obligations	29,516	(531)	—	—	29,516	(531)
Non-agency collateralized mortgage obligations	45	(2)	—	—	45	(2)
States of the U.S. and political subdivisions	12,357	(89)	—	—	12,357	(89)
Collateralized debt obligations	3,755	(12,023)	1,069	(4,743)	4,824	(16,766)
Other debt securities	—	—	10,430	(2,569)	10,430	(2,569)
Equity securities	789	(99)	721	(49)	1,510	(148)

	$161,276	$(13,209)	$12,220	$(7,361)	$173,496	$(20,570)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2010
Residential mortgage-backed securities:
Agency mortgage-backed securities	$78,073	$(406)	$—	$—	$78,073	$(406)
Agency collateralized mortgage obligations	17,340	(8)	—	—	17,340	(8)
Non-agency collateralized mortgage obligations	—	—	26,261	(2,268)	26,261	(2,268)
States of the U.S. and political subdivisions	14,982	(384)	1,968	(37)	16,950	(421)
Collateralized debt obligations	—	—	2,716	(863)	2,716	(863)
Other debt securities	—	—	1,279	(54)	1,279	(54)

	$110,395	$(798)	$32,224	$(3,222)	$142,619	$(4,020)

December 31, 2009
Residential mortgage-backed securities:
Agency mortgage-backed securities	$20,650	$(261)	$—	$—	$20,650	$(261)
Non-agency collateralized mortgage obligations	15,534	(80)	30,221	(3,165)	45,755	(3,245)
States of the U.S. and political subdivisions	13,055	(362)	1,968	(37)	15,023	(399)
Collateralized debt obligations	—	—	2,778	(812)	2,778	(812)
Other debt securities	—	—	1,192	(143)	1,192	(143)

	$49,239	$(703)	$36,159	$(4,157)	$85,398	$(4,860)

     As of March 31, 2010, securities with unrealized losses for less than 12 months include 5 investments in U.S. Treasury and other U.S. government agencies and corporations, 14 investments in residential mortgage-backed securities (8 investments in agency mortgage-backed securities and 6 investments in agency collateralized mortgage obligations (CMOs)), 15 investments in states of the U.S. and political subdivision securities, 1 investment in a collateralized debt obligation and 7 investments in equity securities. Securities with unrealized losses of greater than 12 months include 6 investments in residential mortgage-backed securities (non-agency CMOs), 4 investments in states of the U.S. and political subdivisions, 12 investments in collateralized debt obligations, 7 investments in other debt securities and 3 investments in equity securities.
     The Corporation’s unrealized losses on CDOs primarily relate to investments in trust preferred securities (TPS). The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. The non-credit portion of unrealized losses on investments in TPS are attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

Other-Than-Temporary Impairment
     The Corporation evaluates its investment securities portfolio for other-than-temporary impairment (OTTI) on a quarterly basis. Impairment is assessed at the individual security level. The Corporation considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.
     When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statement of income. When impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI is recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the entity intends to sell the security or whether it is more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis.
     If the Corporation intends to sell the debt security or if it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis, OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value.
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
     The Corporation performs its OTTI evaluation process in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for the conclusions reached. In making these determinations for pooled TPS, the Corporation consults with third-party advisory firms to provide additional valuation assistance.
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
     Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC Topic 325, Investments - Other. All other debt securities are required to be evaluated under ASC Topic 320, Investments – Debt Securities.
     The Corporation invested in TPS issued by special purpose vehicles (SPVs) which hold pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies and insurance companies. The securities issued by the SPVs are generally segregated into several classes known as tranches. Typically, the structure includes senior, mezzanine and equity tranches. The equity tranche represents the first loss position. The Corporation generally holds interests in mezzanine tranches. Interest and principal collected from the collateral held by the SPVs are distributed with a priority that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if the principal and interest coverage tests are not met.
     The Corporation prices its holdings of TPS using Level 3 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and guidance issued by the SEC. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the Corporation considers the following:
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
     The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and seven single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At March 31, 2010, the 13 pooled TPS had an estimated fair value of $7.1 million while the single-issuer TPS had an estimated fair value of $12.5 million. The Corporation has concluded from the analysis performed at March 31, 2010 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS, except for those on which OTTI was recognized.
     Upon adoption of ASC Topic 320, the Corporation determined that $7.0 million of OTTI charges previously recorded were non-credit related. As such, a $4.6 million (net of $2.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income were recorded as the cumulative effect of adopting ASC Topic 320 as of April 1, 2009.
     The Corporation recognized impairment losses on securities of $1.7 million and $0.2 million for the three months ended March 31, 2010 and 2009, respectively, due to the write-down to fair value of securities that the Corporation deemed to be other-than-temporarily impaired. Impairment losses related to bank stocks for the three months ended March 31, 2009 amounted to $0.1 million. The Corporation did not recognize any impairment losses related to bank stocks for the three months ended March 31, 2010. For the three months ended March 31, 2010, impairment losses on pooled TPS amounted to $8.2 million, which includes $6.5 million ($4.3 million, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $1.7 million of credit-related impairment losses recognized in earnings.
     The $0.1 million in impairment losses on bank stocks during the first three months of 2009 relate to securities that have been in an unrealized loss position for an extended period of time or the percentage of unrealized loss is such that management believes it will be unlikely to recover in the near term. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At March 31, 2010, the Corporation held 17 bank stocks with an adjusted cost basis of $2.1 million and fair value of $2.2 million.
     At March 31, 2010, all 12 of the pooled trust preferred security investments on which OTTI has been recognized are classified as non-performing investments.
     The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income (in thousands):

	March 31,	December 31,
	2010	2009
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(16,051)	$—
Amount of OTTI related to credit loss on April 1, 2009 (1)	—	(8,953)
Additions related to credit loss for securities with previously recognized OTTI	(1,640)	(2,315)
Additions related to credit loss for securities with initial OTTI	(46)	(4,783)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(17,737)	$(16,051)

(1)	Amount represents the OTTI charges recorded for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of ASC Topic 320, effective April 1, 2009.
     TPS continue to experience price declines as the secondary market for such securities remains limited. Write-downs were based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate to a greater extent than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire portfolio each quarter to determine if additional write-downs are warranted.

     The following table provides information relating to the Corporation’s TPS as of March 31, 2010 (dollars in thousands):

								Actual
							Number of	Defaults (as		Recovery
		Current				Lowest	Issuers	a percent of	Actual Deferrals (as	Rates on
		Par	Amortized	Fair	Unrealized	Credit	Currently	original	a percent of	Current	Expected
Deal Name	Class	Value	Cost	Value	Loss	Ratings	Performing	collateral)	original collateral)	Deferrals (1)	Defaults (2)

Pooled TPS:
P1	C1	$5,500	$2,266	$526	$(1,740)	C	47	19%	14%	26%	16%
P2	C1	4,889	2,746	367	(2,379)	C	47	14	14	29	22
P3	C1	5,561	4,218	1,142	(3,076)	C	55	9	10	20	16
P4	C1	3,994	2,852	543	(2,309)	C	54	11	14	24	15
P5	MEZ	483	358	222	(136)	C	26	15	8	31	14
P6	MEZ	1,909	1,087	435	(652)	C	22	17	19	45	15
P7	B3	2,000	726	196	(530)	C	23	24	13	25	16
P8	B1	3,028	2,386	622	(1,764)	C	56	11	15	22	17
P9	C	5,048	1,351	99	(1,252)	C	42	13	17	18	18
P10	C	507	461	66	(395)	C	55	12	10	36	15
P11	C	2,011	787	38	(749)	C	49	14	13	15	15
P12	A4L	2,000	645	90	(555)	C	29	13	19	33	16

Total OTTI		36,930	19,883	4,346	(15,537)		505	14	13	26	16

P13 (3)	SNR	3,391	3,579	2,716	(863)	A3	22	7	9	31	14

Total Not OTTI		3,391	3,579	2,716	(863)		22	7	9	31	14

Total Pooled TPS		$40,321	$23,462	$7,062	$(16,400)		527	13%	13%	26%	16%

Single Issuer TPS:
S1		$2,000	$1,945	$1,504	$(441)	BB	1
S2		2,000	1,905	1,499	(406)	BBB+	1
S3		2,000	2,054	1,917	(137)	B+	1
S4		2,000	2,000	1,543	(457)	B+	1
S5		4,000	4,093	3,945	(148)	Baa2	1
S6		1,000	999	791	(208)	BB	1
S7		1,300	1,334	1,280	(54)	BB	1

Total Single Issuer TPS		$14,300	$14,330	$12,479	$(1,851)		7

Total TPS		$54,621	$37,792	$19,541	$(18,251)		534

(1)	Some current deferrals and defaults will cure at a 50% rate after five years, while others are expected to exhibit minimal recovery.

(2)	Expected future defaults as a percent of remaining performing collateral. Future deferrals and defaults are generally assumed to have recovery rates of 10% for banks and 15% for insurance companies.

(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. The P13 security had excess subordination as a percent of current collateral of 47.14% as of March 31, 2010.

Non-Agency CMOs
     The Corporation purchased $161.2 million of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, have paid down to a balance of $45.6 million at March 31, 2010, including $3.4 million of paydowns during the first three months of 2010. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 1.3% to 7.0%. This credit support has grown to a range of 4.6% to 18.6%, due to paydowns and good credit performance through the first half of 2008. Beginning in the second half of 2008, national delinquencies, an early warning sign of potential default, began to accelerate on the collateral pools.
     The rating agencies monitor these non-agency CMOs and the underlying collateral performance for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given item of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, four of the twelve non-agency CMOs have been downgraded from AAA.
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

     The following table provides information relating to the Corporation’s non-agency CMOs as of March 31, 2010 (dollars in thousands):

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %
	Original	Book								%	%		Total		Credit
Security	Year	Value	S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day	Foreclosure	OREO	Bankruptcy	Delinquency	LTV	Score
1	2003	$6,059	AAA	n/a	2.5	4.6	1.0	0.2	0.8	0.4	0.1	0.2	2.8	53.5%	741
2	2003	3,061	AAA	n/a	4.3	15.2	4.1	1.3	2.9	1.8	0.5	0.9	11.5	57.7	712
3	2003	2,916	AAA	n/a	2.0	5.3	1.7	0.2	0.7	1.1	0.0	0.0	3.6	48.9	744
4	2003	2,565	AAA	n/a	2.7	15.8	1.0	0.2	0.6	0.6	0.0	0.4	2.8	52.1	n/a
5	2003	1,688	AAA	n/a	2.4	8.8	1.2	0.3	0.8	1.8	0.0	0.0	4.1	52.6	737
6	2003	1,175	AAA	Aaa	1.4	7.4	0.7	0.5	0.6	0.0	0.0	0.0	1.9	33.4	741
7	2004	5,224	AAA	Aa3	7.0	18.6	4.2	2.7	2.0	4.0	0.8	1.2	14.9	57.4	694
8	2004	3,703	AAA	n/a	5.3	10.4	0.0	0.3	1.9	1.4	0.0	0.0	3.6	49.0	737
9	2004	2,663	n/a	Aaa	2.5	6.7	1.1	0.0	0.0	2.2	0.0	0.8	4.0	57.2	743
10	2004	2,654	AAA	Aaa	4.4	8.9	1.6	0.6	0.9	1.8	0.4	0.5	5.7	56.5	733
11	2005	8,043	CCC	B3	5.1	6.4	4.7	2.6	8.7	7.1	0.7	1.4	25.2	65.8	709
12	2005	5,834	CCC	B2	4.7	5.0	3.9	2.3	4.5	6.0	1.2	1.0	18.7	66.7	728

		$45,585			3.8	9.0								57.2%	725

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
     At both March 31, 2010 and December 31, 2009, the Corporation’s FHLB stock totaled $28.0 million and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC Topic 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
     The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At December 31, 2009, the FHLB’s capital ratio of 6.8% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:
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
     At March 31, 2010, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
BORROWINGS
     Following is a summary of short-term borrowings (in thousands):

	March 31,	December 31,
	2010	2009
Securities sold under repurchase agreements	$579,800	$536,784
Subordinated notes	120,711	121,938
Other short-term borrowings	10,220	10,445

	$710,731	$669,167

     Following is a summary of long-term debt (in thousands):

	March 31,	December 31,
	2010	2009
Federal Home Loan Bank advances	$181,964	$256,921
Subordinated notes	67,814	67,343
Convertible debt	613	613

	$250,391	$324,877

     The Corporation’s banking affiliate has available credit with the FHLB of $1.9 billion, of which $182.0 million was used as of March 31, 2010. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 2.00% to 4.85% for the three months ended March 31, 2010 and 2.28% to 5.54% for the year ended December 31, 2009. During the first three months of 2010, the Corporation prepaid $59.0 million of FHLB advances yielding 3.93% and incurred a prepayment penalty of $2.3 million.
JUNIOR SUBORDINATED DEBT
     The Corporation has four unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts do not qualify as VIEs and are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of a previous acquisition.
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
     The following table provides information relating to the Trusts as of March 31, 2010 (dollars in thousands):

	F.N.B.	F.N.B.	Omega	Sun Bancorp
	Statutory	Statutory	Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,833	17,678
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	3.50%	7.17%	2.44%	10.20%
	variable;	fixed until	variable;
	LIBOR plus	6/15/11;	LIBOR plus
	325 basis points	then LIBOR plus	219 basis points
		165 basis points

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
     The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the variable and fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated as hedging instruments under ASC Topic 815, Derivatives and Hedging. These instruments and their offsetting positions are reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.
     At March 31, 2010, the Corporation was party to 99 swaps with notional amounts totaling approximately $407.3 million with customers, and 99 swaps with notional amounts totaling approximately $407.3 million with derivative counterparties. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Balance
	Sheet	March 31,	December 31,
	Location	2010	2009
Interest Rate Products:
Asset derivatives	Other assets	$16,561	$13,305
Liability derivatives	Other liabilities	15,914	12,497
     The following table presents the effect of the Corporation’s derivative financial instruments on the income statement (in thousands):

	Income	Three Months Ended
	Statement	March 31,
	Location	2010	2009
Interest rate products	Other income	$(162)	$(42)
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
     Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of March 31, 2010, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $16.4 million. At March 31, 2010, the Corporation has posted collateral with derivative counterparties with a fair value of $8.4 million, of which $1.6 million is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $8.1 million in excess of amounts previously posted as collateral with the respective counterparties.

     The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at March 31, 2010 are not material.
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
     Following is a summary of off-balance sheet credit risk information (in thousands):

	March 31,	December 31,
	2010	2009
Commitments to extend credit	$1,523,137	$1,411,865
Standby letters of credit	84,184	87,917
     At March 31, 2010, funding of approximately 75.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

STOCK INCENTIVE PLANS
Restricted Stock
     The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the three months ended March 31, 2010 and 2009, the Corporation issued 500,707 and 367,308 restricted stock awards with aggregate weighted average grant date fair values of $3.9 million and $2.8 million, respectively, under these Plans. The Corporation has available up to 2,565,635 shares of common stock to issue under these Plans.
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
     Share-based compensation expense related to restricted stock awards was $0.8 million and $0.6 million for the three months ended March 31, 2010 and 2009, the tax benefit of which was $0.3 million and $0.2 million, respectively.
     The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	854,440	$10.57	527,101	$15.34
Granted	500,707	7.77	367,308	7.65
Vested	(94,231)	15.13	(98,695)	17.66
Forfeited	(24,103)	9.71	(66,035)	14.99
Dividend reinvestment	15,040	7.91	6,384	7.32

Unvested awards outstanding at end of period	1,251,853	9.09	736,063	11.15

     The total fair value of awards vested was $0.7 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.
     As of March 31, 2010, there was $7.5 million of unrecognized compensation cost related to unvested restricted stock awards including $0.1 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC Topic 718, Compensation – Stock Compensation, on January 1, 2006. The components of the restricted stock awards as of March 31, 2010 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	474,391	777,462	1,251,853
Unrecognized compensation expense	$2,593	$4,927	$7,520
Intrinsic value	$3,847	$6,305	$10,152
Weighted average remaining life (in years)	2.50	2.83	2.70

Stock Options
     The Corporation did not grant stock options during the three months ended March 31, 2010 or 2009. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. No stock options were exercised during the three months ended March 31, 2010. Shares issued upon the exercise of stock options were 1,404 for the three months ended March 31, 2009.
     The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	968,090	$13.67	1,299,317	$14.00
Exercised	—	—	(1,404)	15.53
Forfeited	(142,491)	11.45	(149,044)	14.01

Options outstanding and exercisable at end of period	825,599	14.05	1,148,869	14.00

     The intrinsic value of outstanding and exercisable stock options at March 31, 2010 was $(4.8) million, since the fair value of the stock subject to the options was less than the exercise price.
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
RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
     The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14.0 million, which is being amortized over the average period of future service of active employees of 13.5 years. Benefits of the RIP for service provided prior to December 31, 2006 are generally based on years of service and the employee’s highest compensation for five consecutive years during their last ten years of employment. During 2007, the Corporation amended the RIP such that it is closed to participants who commence employment with the Corporation on or after January 1, 2008. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan, the Corporation does not expect to make a contribution to the RIP in 2010.
     The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security, the RIP, the ERISA Excess

Retirement Plan and the annuity equivalent of the two percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008. The Corporation expects an annual savings of approximately $0.3 million as a result of freezing the BRP.
     The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Service cost	$888	$904
Interest cost	1,768	1,737
Expected return on plan assets	(1,872)	(1,795)
Amortization:
Unrecognized net transition asset	(23)	(23)
Unrecognized prior service credit	(299)	(299)
Unrecognized loss	696	689

Net periodic pension benefit cost	$1,158	$1,213

     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $1.3 million and $1.0 million for the three months ended March 31, 2010 and 2009, respectively.
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
     The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Interest cost	$17	$25
Amortization of unrecognized loss	—	1

Net periodic postretirement benefit cost	$17	$26

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
     At March 31, 2010, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at March 31, 2010 based on the level of historical taxable income and taxes paid in available carry-back periods.
COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$15,980	$15,651
Other comprehensive loss:
Unrealized gains (losses) on securities:
Arising during the period, net of tax expense (benefit) of $(477) and $1,712	886	(3,179)
Less: reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $246 and $26	(457)	(49)
Pension and postretirement amortization, net of tax (benefit) expense of $131 and $129	243	239

Other comprehensive income (loss)	672	(2,989)

Comprehensive income	$16,652	$12,662

     The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows (in thousands):

March 31	2010	2009
Non-credit related loss on debt securities not expected to be sold	$(10,099)	$(4,564)
Unrealized net gain (loss) on other available for sale securities	3,508	(3,003)
Unrecognized pension and postretirement obligations	(23,370)	(21,927)

Accumulated other comprehensive loss	$(29,961)	$(29,494)

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
     The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share data):

	Three Months Ended
	March 31,
	2010	2009
Net income available to common stockholders — basic earnings per share	$15,980	$14,308
Interest expense on convertible debt	5	5

Net income available to common stockholders after assumed conversion — diluted earnings per share	$15,985	$14,313

Basic weighted average common shares outstanding	113,750,330	89,383,243
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	314,234	191,704

Diluted weighted average common shares outstanding	114,064,564	89,574,947

Basic earnings per common share	$0.14	$0.16

Diluted earnings per common share	$0.14	$0.16

     For the three months ended March 31, 2010 and 2009, 1,091,477 and 1,396,243 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.
CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information (in thousands):

Three Months Ended March 31	2010	2009
Interest paid on deposits and other borrowings	$25,047	$34,929
Income taxes paid	850	—
Transfers of loans to other real estate owned	3,647	3,122
Financing of other real estate owned sold	411	220

BUSINESS SEGMENTS
     The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment provides services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.
•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.
•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.
•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
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

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended March 31, 2010	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$83,464	$3	$55	$8,002	$1,022	$92,546
Interest expense	20,477	—	—	1,257	2,407	24,141
Net interest income	62,987	3	55	6,745	(1,385)	68,405
Provision for loan losses	10,507	—	—	1,320	137	11,964
Non-interest income	22,648	4,985	3,683	574	(1,615)	30,275
Non-interest expense	52,665	3,989	2,937	4,038	127	63,756
Intangible amortization	1,492	88	107	—	—	1,687
Income tax expense (benefit)	5,232	327	246	709	(1,221)	5,293
Net income (loss)	15,739	584	448	1,252	(2,043)	15,980
Total assets	8,606,581	20,100	20,388	163,545	(11,080)	8,799,534
Total intangibles	540,038	12,230	12,098	1,809	—	566,175

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended March 31, 2009	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$89,557	$3	$75	$7,893	$627	$98,155
Interest expense	29,592	(1)	—	1,475	2,954	34,020
Net interest income	59,965	4	75	6,418	(2,327)	64,135
Provision for loan losses	9,000	—	—	1,404	110	10,514
Non-interest income	19,599	4,970	4,315	581	(1,339)	28,126
Non-interest expense	47,919	4,000	3,010	3,802	426	59,157
Intangible amortization	1,616	92	107	—	—	1,815
Income tax expense (benefit)	5,231	315	448	650	(1,520)	5,124
Net income (loss)	15,798	567	825	1,143	(2,682)	15,651
Total assets	8,282,959	20,132	23,206	159,472	(30,972)	8,454,797
Total intangibles	546,610	12,592	12,515	1,809	—	573,526

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
     Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
     Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2010, approximately 97.6% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 2.4% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.
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
Derivative Financial Instruments
     The Corporation determines its fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects contractual terms of the derivative, including the period to maturity and uses observable market-based inputs, including interest rate curves and implied volatilities.
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
     Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
Residential Mortgage Loans Held For Sale
     These loans are carried at the lower of cost or fair value. Under lower of cost or fair value accounting, periodically, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is based on independent quoted market prices for similar assets and is classified as Level 2.
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
Other Real Estate Owned
     OREO is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations plus some bank owned real estate. OREO acquired in settlement of indebtedness is recorded at the lower of the carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of the carrying value or fair value less costs to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is generally based upon appraisals by licensed or certified appraisers and is classified as Level 2.
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2010
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$249,374	$—	$249,374
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	256,234	—	256,234
Agency collateralized mortgage obligations	—	77,919	—	77,919
Non-agency collateralized mortgage obligations	—	45	—	45
States of the U.S. and political subdivisions	—	72,265	—	72,265
Collateralized debt obligations	—	—	4,346	4,346
Other debt securities	—	—	11,199	11,199

	—	655,837	15,545	671,382

Available for sale equity securities:
Financial services industry	615	1,230	342	2,187
Insurance services industry	27	—	—	27

	642	1,230	342	2,214

	642	657,067	15,887	673,596
Derivative financial instruments	—	16,561	—	16,561

	$642	$673,628	$15,887	$690,157

Liabilities measured at fair value:
Derivative financial instruments	—	$15,914	—	$15,914

	—	$15,914	—	$15,914

	Level 1	Level 2	Level 3	Total
December 31, 2009
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$252,456	$—	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	325,771	—	325,771
Agency collateralized mortgage obligations	—	43,508	—	43,508
Non-agency collateralized mortgage obligations	—	45	—	45
States of the U.S. and political subdivisions	—	75,583	—	75,583
Collateralized debt obligations	—	—	4,824	4,824
Other debt securities	—	—	10,430	10,430

	—	697,363	15,254	712,617

Available for sale equity securities:
Financial services industry	992	1,385	333	2,710
Insurance services industry	22	—	—	22

	1,014	1,385	333	2,732

	1,014	698,748	15,587	715,349
Derivative financial instruments	—	13,305	—	13,305

	$1,014	$712,053	$15,587	$728,654

Liabilities measured at fair value:
Derivative financial instruments	—	$12,497	—	$12,497

	—	$12,497	—	$12,497

     The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

	Collateralized	Other
	Debt	Debt	Equity
	Obligations	Securities	Securities	Total
Three Months Ended March 31, 2010
Balance at beginning of period	$4,825	$10,429	$333	$15,587
Total gains (losses) — realized/unrealized:
Included in earnings	(1,686)	—	—	(1,686)
Included in other comprehensive income	1,207	770	9	1,986
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of period	$4,346	$11,199	$342	$15,887

	Collateralized	Other
	Debt	Debt	Equity
	Obligations	Securities	Securities	Total
Three Months Ended December 31, 2009
Balance at beginning of period	$14,627	$8,474	$293	$23,394
Total gains (losses) — realized/unrealized:
Included in earnings	(7,098)	—	—	(7,098)
Included in other comprehensive income	(2,704)	2,236	40	(428)
Purchases, issuances, and settlements	—	14,465	—	14,465
Transfers in and/or (out) of Level 3	—	(14,746)	—	(14,746)

Balance at end of period	$4,825	$10,429	$333	$15,587

     The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.
     The amount of total losses included in earnings for the three months ended March 31, 2010 and for the year 2009 attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2010 and December 31, 2009 was $1.7 million and $7.1 million, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income. For the three months ended March 31, 2009, the Corporation did not have any gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held at March 31, 2009.
     In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis still held in the balance sheet, the following table provides the hierarchy level and the fair value of the related assets or portfolios (in thousands):

	Level 1	Level 2	Level 3	Total
March 31, 2010
Impaired loans	—	$34,583	$7,906	$42,489
Other real estate owned	—	5,199	1,029	6,228

December 31, 2009
Impaired loans	—	2,794	21,981	24,775
Other real estate owned	—	6,929	7,687	14,616
     Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2010 had a carrying amount of $41.5 million and an allocated allowance for loan losses of $4.5 million at March 31, 2010. The allocated allowance is based on fair value of $42.5 million less estimated costs to sell of $5.5 million. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $2.6 million which was included in the provision for loan losses for the three months ended March 31, 2010.
     OREO with a carrying amount of $7.8 million were written down to $6.2 million (fair value of $7.1 million less estimated costs to sell of $0.9 million), resulting in a loss of $1.6 million, which was included in earnings for the three months ended March 31, 2010.
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
     The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and short-term investments	$329,328	$329,328	$310,550	$310,550
Securities available for sale	673,596	673,596	715,349	715,349
Securities held to maturity	844,472	869,614	775,281	796,537
Net loans, including loans held for sale	5,791,979	5,849,483	5,757,460	5,770,824
Bank owned life insurance	206,515	206,515	205,447	205,447
Accrued interest receivable	27,019	27,019	27,219	27,219

Financial Liabilities
Deposits	6,494,106	6,531,374	6,380,223	6,420,971
Short-term borrowings	710,731	711,260	669,167	669,712
Long-term debt	250,391	255,749	324,877	333,494
Junior subordinated debt	204,542	94,638	204,711	90,721
Accrued interest payable	8,044	8,044	8,951	8,951

PART I.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month period ended March 31, 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The Corporation’s results of operations for the three months ended March 31, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010.
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
CRITICAL ACCOUNTING POLICIES
     A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2009 Annual Report on Form 10-K under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2009.
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
     On June 16, 2009, the Corporation completed its public offering of 24,150,000 shares of common stock at a price of $5.50 per share. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses were $125.8 million.
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
     Because the Corporation issued preferred stock to the UST in January 2009, the Corporation reported net income available to common stockholders for the periods in which the preferred stock was outstanding. Net income available to common stockholders is calculated by subtracting the preferred stock dividends and discount amortization from net income.

RESULTS OF OPERATIONS
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009
     Net income for the three months ended March 31, 2010 was $16.0 million or $0.14 per diluted share, compared to net income available to common stockholders for the three months ended March 31, 2009 of $14.3 million or $0.16 per diluted share. Net income available to common stockholders for the three months ended March 31, 2009 included $1.3 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. For the three months ended March 31, 2010, the Corporation’s return on average equity was 6.19% and its return on average assets was 0.74%, compared to 6.22% and 0.75%, respectively, for the three months ended March 31, 2009.
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

	Three Months Ended
	March 31,
	2010	2009
Return on average tangible common equity:
Net income available to common stockholders (annualized)	$64,810	$58,028
Amortization of intangibles, net of tax (annualized)	4,447	4,785

	$69,257	$62,813

Average total stockholders’ equity	$1,047,094	$1,020,495
Less: Average preferred stockholders’ equity	—	(87,149)
Less: Average intangibles	(566,983)	(573,963)

	$480,111	$359,383

Return on average tangible common equity	14.43%	17.48%

Return on average tangible assets:
Net income (annualized)	$64,810	$63,475
Amortization of intangibles, net of tax (annualized)	4,447	4,785

	$69,257	$68,260

Average total assets	$8,745,138	$8,433,532
Less: Average intangibles	(566,983)	(573,963)

	$8,178,155	$7,859,569

Return on average tangible assets	0.85%	0.87%

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2010			2009
					Interest
		Interest Income/	Yield/	Average	Income/	Yield/
	Average Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks (4)	$189,474	$97	0.20%	$108,200	$56	0.20%
Federal funds sold	—	—	—	11,667	14	0.48
Taxable investment securities (1)	1,284,554	11,253	3.45	1,129,408	13,040	4.58
Non-taxable investment securities (2)	197,784	2,877	5.82	188,116	2,691	5.72
Loans (2) (3)	5,889,694	79,957	5.50	5,824,937	83,909	5.83

Total interest earning assets (2)	7,561,506	94,184	5.03	7,262,328	99,710	5.55

Cash and due from banks	143,492			144,119
Allowance for loan losses	(108,256)			(106,954)
Premises and equipment	117,337			123,578
Other assets	1,031,059			1,010,461

	$8,745,138			$8,433,532

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,374,764	2,948	0.50	$2,028,835	3,958	0.79
Savings	842,291	413	0.20	833,714	993	0.48
Certificates and other time	2,218,933	14,193	2.59	2,315,591	19,288	3.38
Treasury management accounts	596,680	1,188	0.80	453,991	1,256	1.11
Other short-term borrowings	132,737	943	2.84	107,112	1,030	3.85
Long-term debt	262,920	2,546	3.93	475,088	4,848	4.14
Junior subordinated debt	204,625	1,910	3.79	205,300	2,647	5.23

Total interest bearing liabilities (2)	6,632,950	24,141	1.47	6,419,631	34,020	2.15

Non-interest bearing demand	969,926			898,659
Other liabilities	95,168			94,747

	7,698,044			7,413,037
Stockholders’ equity	1,047,094			1,020,495

	$8,745,138			$8,433,532

Excess of interest earning assets over interest bearing liabilities	$928,556			$842,697

Fully tax-equivalent net interest income		70,043			65,690
Tax-equivalent adjustment		1,638			1,555

Net interest income		$68,405			$64,135

Net interest spread			3.56%			3.40%

Net interest margin (2)			3.74%			3.65%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4)	Interest bearing deposits with banks includes balances at the Federal Reserve Bank.

Net Interest Income
     Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). For the three months ended March 31, 2010, net interest income, which comprised 69.5% of net revenue (net interest income plus non-interest income) compared to 69.3% for the same period in 2009, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, increased $4.4 million or 6.6% from $65.7 million for the three months ended March 31, 2009 to $70.0 million for the same period of 2010. Average interest earning assets increased $299.2 million or 4.1% and average interest bearing liabilities increased $213.3 million or 3.3% from the three months ended March 31, 2009 due to investment, loan and deposit growth. The Corporation’s net interest margin increased from 3.65% for the first three months of 2009 to 3.74% for the first three months of 2010 as deposit rates declined faster than loan yields. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$40	$1	$41
Federal funds sold	(7)	(7)	(14)
Securities	1,586	(3,187)	(1,601)
Loans	(238)	(3,714)	(3,952)

	1,381	(6,907)	(5,526)

Interest Expense
Deposits:
Interest bearing demand	531	(1,541)	(1,010)
Savings	(33)	(547)	(580)
Certificates and other time	(763)	(4,332)	(5,095)
Treasury management accounts	336	(404)	(68)
Other short-term borrowings	233	(320)	(87)
Long-term debt	(2,066)	(236)	(2,302)
Junior subordinated debt	(9)	(728)	(737)

	(1,771)	(8,108)	(9,879)

Net Change	$3,152	$1,201	$4,353

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on an FTE basis, of $94.2 million for the first three months of 2010 decreased by $5.5 million or 5.5% from the same period of 2009. Average interest earning assets of $7.6 billion for the first three months of 2010 grew $299.2 million or 4.1% from the same period of 2009 primarily driven by increases in average investments and average loans. The yield on interest earning assets decreased 52 basis points from the three months ended March 31, 2009 to 5.03% for the three months ended March 31, 2010, reflecting the decreases in interest rates.
     Interest expense of $24.1 million for the three months ended March 31, 2010 decreased by $9.9 million or 29.0% from the same period of 2009. The rate paid on interest bearing liabilities decreased 68 basis points to 1.47% during the first three months of 2010 compared to the first three months of 2009, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $213.3 million or 3.3% to average $6.6 billion for the first three months of 2010. This growth was primarily attributable to growth in deposits and treasury management accounts, which increased by $471.8 million or 7.2% for the first three months of 2010, compared to the same period of 2009 driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market. This growth was partially offset by a $212.2 million or 44.7% decline in long-term debt associated with the pre-payment and maturities of certain higher cost borrowings during the first three months of 2010.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $12.0 million during the first three months of 2010 increased $1.5 million from the same period in 2009. During the first three months of 2010, net charge-offs decreased $5.1 million from the same period of 2009 as the Corporation recognized lower net charge-offs for Regency and the Corporation’s Florida portfolios, which decreased $0.1 million and $7.3 million, respectively, compared to the first three months of 2009. The allowance for loan losses increased $6.5 million to $109.6 million at March 31, 2010. While there have been signs of recovery from the recession, the duration of the slow economic environment remains a challenge for the Corporation, particularly in the Corporation’s Florida portfolio. The $12.0 million provision for loan losses for the first three months of 2010 was comprised of $3.8 million relating to FNBPA’s Florida region, $1.3 million relating to Regency and $6.8 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first three months of 2010, net charge-offs were $7.0 million or 0.48% (annualized) of average loans compared to $12.1 million or 0.84% (annualized) of average loans for the same period in 2009. The net charge-offs for the first three months of 2010 were comprised of $0.9 million or 1.57% (annualized) of average loans relating to FNBPA’s Florida region, $1.5 million or 3.96% (annualized) of average loans relating to Regency and $4.6 million or 0.34% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
     Total non-interest income of $30.3 million for the first three months of 2010 increased $2.1 million or 7.6% from the same period of 2009. This increase resulted primarily from increases in gain on sale of securities and recoveries on impaired loans previously acquired through acquisitions, partially offset by higher OTTI charges. These items, and other variances in non-interest income, are further explained in the following paragraphs.
     Service charges on loans and deposits of $13.7 million for the first three months of 2010 increased $0.1 million or 0.9% from the same period of 2009, reflecting higher check card fees, partially offset by lower overdraft fees.
     Insurance commissions and fees of $4.3 million for the three months ended March 31, 2010 decreased $0.8 million or 14.9% from the same period of 2009 primarily as a result of lower contingent revenues due to an unfavorable loss ratio, combined with lower commission revenues and premium reductions due to decreased customer exposures.
     Securities commissions of $1.6 million for the first three months of 2010 decreased by $0.2 million or 13.0% from the same period of 2009 primarily due to lower activity due to market conditions, primarily related to lower market rates on fixed annuities.
     Trust fees of $3.2 million for the first three months of 2010 increased by $0.2 million or 8.3% from the same period of 2009 due to the negative effect of market conditions on assets under management during 2009.
     Income from bank owned life insurance of $1.1 million for the three months ended March 31, 2010 decreased by $0.5 million or 33.5% from the same period of 2009. This decrease was primarily attributable to fewer death claims, lower yields and a $13.7 million withdrawal from the policy during the second quarter of 2009 which was redeployed into higher return assets.

     Gain on the sale of residential mortgage loans of $0.6 million for the first three months of 2010 increased slightly from $0.5 million for the same period of 2009 despite a lower volume of loan sales. For the first three months of 2010, the Corporation sold $37.5 million of residential mortgage loans compared to $43.2 million for the same period of 2009 as part of its ongoing strategy of selling these types of loans.
     Gain on the sale of securities of $2.4 million for the first three months of 2010 increased $2.1 million from the same period of 2009 primarily a result of the Corporation selling a $6.0 million U.S. government agency security and $53.8 million of mortgage-backed securities to better position the balance sheet for the remainder of 2010.
     Net impairment losses on securities of $1.7 million for the three months ended March 31, 2010 increased by $1.5 million from the same period of 2009 due to impairment losses during 2010 relating to investments in pooled TPS.
     Other income of $5.2 million for the first three months of 2010 increased $2.7 million or 104.8% from the same period of 2009. The primary items contributing to this increase were $3.4 million more in recoveries on impaired loans acquired in previous acquisitions and $0.2 million more in gains relating to the sale of repossessed assets. These items were partially offset by a gain of $0.8 million recognized during the first three months of 2009 on the sale of a building acquired in a previous acquisition and a decrease of $0.2 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.
Non-Interest Expense
     Total non-interest expense of $65.4 million for the first three months of 2010 increased $4.5 million or 7.3% from the same period of 2009. This increase was primarily attributable to increases in salaries and employee benefits and Federal Deposit Insurance Corporation (FDIC) insurance, combined with charges related to the pre-payment of certain higher cost borrowings.
     Salaries and employee benefits of $33.1 million for the three months ended March 31, 2010 increased $1.0 million or 3.2% from the same period of 2009. This increase was primarily attributable to increases in employee insurance resulting from more claims in the first three months of 2010 than there were during the first three months of 2009 and deferred compensation and restricted stock awards as there were additional awards granted to more participants during the first three months of 2010 compared to the same period of 2009.
     Combined net occupancy and equipment expense of $10.1 million for the first three months of 2010 remained unchanged compared to the same period in 2009.
     Amortization of intangibles expense of $1.7 million for the first three months of 2010 decreased $0.1 million or 7.1% from the same period of 2009 due to a combination of certain intangible assets being completely amortized during 2009 and lower amortization expense on some intangible assets due to accelerated amortization methods.
     Outside services expense of $5.5 million for the three months ended March 31, 2010 increased $0.1 million or 2.2% from the same period in 2009 primarily due to higher fees for professional services.
     FDIC insurance of $2.6 million for the first three months of 2010 increased $0.7 million or 34.9% from the same period of 2009 due to an increase in FDIC insurance premium rates during 2009 combined with an increase in deposits.
     Other non-interest expense increased to $12.4 million for the first three months of 2010 from $9.6 million for the first three months of 2009. During the first three months of 2010, the Corporation recognized charges of $2.3 million associated with the pre-payment of certain higher cost borrowings. Additionally, advertising and promotional expense for the first three months of 2010 is $0.5 million higher than the first three months of 2009 due to increased advertising in connection with the Corporation’s efforts to attract new customers during a time of competitor disruption in the marketplace.
Income Taxes
     The Corporation’s income tax expense of $5.3 million for the first three months of 2010 increased $0.2 million or 3.3% from the same period of 2009. The effective tax rate of 24.9% for the first three months of 2010 increased slightly from 24.7% for the same period of 2009. Income taxes and the effective tax rate for the three months ended March 31, 2010 and 2009 were favorably impacted by $0.3 million and $0.2 million, respectively, due to the resolution of previously uncertain tax positions. The lower effective tax rate reflects benefits resulting from tax-exempt income on investments, loans and bank owned life insurance. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
     The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at March 31, 2010 was $68.2 million, down from $74.9 million at December 31, 2009 due to the timing of certain transactions. Recently, the Parent took a number of actions to bolster its cash position. On January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued Series C Preferred Stock valued at $100.0 million as part of the UST’s CPP. The Corporation redeemed the Series C Preferred Stock on September 9, 2009. Additionally, on January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock dividend rate from $0.24 to $0.12 per quarter, thus reducing 2009’s liquidity needs by approximately $49.0 million. Finally, on June 16, 2009, the Corporation completed a common stock offering that raised $125.8 million in total capital, $98.0 million of which has been invested in FNBPA. The parent also may draw on an approved line of credit with a major domestic bank. This unused line was $15.0 million as of March 31, 2010 and December 31, 2009. During 2009, a $25.0 million committed line of credit was negotiated with a major domestic bank on behalf of Regency. As of March 31, 2010 and December 31, 2009, $10.0 million was outstanding. In addition, the Corporation also issues subordinated notes through Regency on a regular basis. Subordinated notes decreased $0.7 million or 0.4% for the first quarter of 2010.
     FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the 223 banking offices of FNBPA in the form of deposits and treasury management accounts. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short-term and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.
     The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by its ratio of total deposits and treasury management accounts to total assets of 80.4% and 79.4% as of March 31, 2010 and December 31, 2009, respectively. Over this time period, growth in deposits and treasury management accounts was $156.9 million or 2.3%. The Corporation had unused wholesale credit availability of $3.1 billion or 34.8% of total assets at March 31, 2010 and $2.9 billion or 33.2% of total assets at December 31, 2009. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. Finally, the Corporation’s ratio of unpledged securities to total securities decreased from 16.9% at December 31, 2009 to 14.5% at March 31, 2010.
     In addition, the ALCO regularly monitors various liquidity ratios and forecasts of the Corporation’s liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

MARKET RISK
     Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Corporation is susceptible to impairment charges on holdings in its investment portfolio. The Securities footnote discusses the impairment charges taken during both 2010 and 2009 relating to the pooled TPS and bank stock portfolios. The Securities footnote also discusses the ongoing process management utilizes to determine whether impairment exists.
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

     The following table presents the amounts of IEA and IBL as of March 31, 2010 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,860,826	$482,350	$325,367	$586,146	$3,254,689
Investments	128,865	216,100	164,835	293,009	802,809

	1,989,691	698,450	490,202	879,155	4,057,498

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,590,799	—	—	—	1,590,799
Time deposits	157,358	230,135	372,321	565,074	1,324,888
Borrowings	654,002	38,740	50,518	40,267	783,527

	2,402,159	268,875	422,839	605,341	3,699,214

Period Gap	$(412,468)	$429,575	$67,363	$273,814	$358,284

Cumulative Gap	$(412,468)	$17,107	$84,470	$358,284

IEA/IBL (Cumulative)	0.83	1.01	1.03	1.10

Cumulative Gap to IEA	(5.4)%	0.2%	1.1%	4.7%

     The cumulative twelve-month IEA to IBL ratio changed slightly to 1.10 for March 31, 2010 from 1.04 for December 31, 2009.
     The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
     The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2010.
     The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	March 31,	December 31,	ALCO
	2010	2009	Guidelines
Net interest income change (12 months):
+ 200 basis points	(0.2)%	(1.1)%	+/-5.0%
+ 100 basis points	0.0%	(0.4)%	+/-5.0%
- 100 basis points	(3.0)%	(1.9)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(5.2)%	(5.9)%	—
+ 100 basis points	(1.9)%	(2.3)%	—
- 100 basis points	(0.8)%	(0.9)%	—
     The Corporation has a relatively neutral interest rate risk position. In the short term, rising rates have little effect on net interest income. The net interest income reduction under the -100 basis point scenario results from mid-to-long term rates declining below all-time lows with little change in short term rates. The lower mid-to-long term rates increase asset prepayments while, with little change in short term rates, the modeling assumes there is little reduction in the rates on non-maturity deposits and repurchase agreements. While this scenario is possible, the ALCO does not consider it highly probable. The Corporation has maintained a relatively stable net interest margin despite the recent market rate volatility.

     During the first quarter of 2010, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 57.4% of total loans as of December 31, 2009 to 57.8% of total loans as of March 31, 2010. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 2.6 years at March 31, 2010 and December 31, 2009. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $32.0 million in notional swap principal originated in the first quarter of 2010 contributed to the increase in adjustable loans. For additional information regarding interest rate swaps, see the Derivative Instruments footnote.
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
     FNBPA has a Risk Management Committee comprised of senior management to provide day-to-day oversight of specific areas of risk with respect to the level of risk and risk management structure. FNBPA’s Risk Management Committee reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise risk profile of the Corporation and other relevant risk management issues.
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

DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
     Following is a summary of deposits and treasury management accounts (in thousands):

	March 31,	December 31,
	2010	2009
Non-interest bearing	$1,015,521	$992,298
Savings and NOW	3,246,529	3,182,909
Certificates of deposit and other time deposits	2,232,056	2,205,016

Total deposits	6,494,106	6,380,223
Treasury management accounts	579,800	536,784

Total deposits and treasury management accounts	$7,073,906	$6,917,007

     Total deposits and treasury management accounts increased by $156.9 million or 2.3% to $7.1 billion at March 31, 2010 compared to December 31, 2009, primarily as a result of an increase in transaction accounts, which is comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts), combined with slight increases in certificates of deposit and treasury management accounts. The increase in transaction accounts is a result of the Corporation’s ability to capitalize on competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking.
LOANS
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also consists of commercial loans in Florida, which totaled $240.4 million or 4.1% of total loans as of March 31, 2010 compared to $243.9 million or 4.2% of total loans as of December 31, 2009. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $156.6 million or 2.7% of total loans as of March 31, 2010 compared to $162.0 million or 2.8% of total loans as of December 31, 2009.
     Following is a summary of loans, net of unearned income (in thousands):

	March 31,	December 31,
	2010	2009
Commercial	$3,296,728	$3,234,738
Direct installment	967,005	985,746
Residential mortgages	600,006	605,219
Indirect installment	514,020	527,818
Consumer lines of credit	417,910	408,469
Other	94,436	87,371

	$5,890,105	$5,849,361

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
     Unearned income on loans was $37.4 million and $38.2 million at March 31, 2010 and December 31, 2009, respectively.
     Total loans increased slightly to $5.9 billion for the period ended March 31, 2010 compared to $5.8 billion for the period ended December 31, 2009. The majority of the increase was due to solid commercial loan growth partially offset by a decrease in total consumer loans resulting from seasonally weaker consumer loan demand.

     The composition of the Corporation’s commercial loan portfolio in Florida remains generally consistent with December 31, 2009 and was comprised of the following as of March 31, 2010: unimproved residential land (13.2%), unimproved commercial land (23.3%), improved land (3.3%), income producing commercial real estate (35.0%), residential construction (8.0%), commercial construction (13.4%), commercial and industrial (2.5%) and owner-occupied (1.3%). The weighted average loan-to-value ratio for this portfolio is 76.5% as of March 31, 2010.
     The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of March 31, 2010 and December 31, 2009, commercial real estate loans were $2.1 billion at each date, or 35.6% and 35.4% of total loans, respectively. Approximately 47.0% of the commercial real estate loans are owner-occupied, while the remaining 53.0% are non-owner-occupied. As of March 31, 2010 and December 31, 2009, the Corporation had commercial construction loans of $188.9 million and $184.1 million, respectively, representing 3.2% and 3.1% of total loans, respectively.
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
Following is a summary of non-performing assets (in thousands):

	March 31,	December 31,
	2010	2009
Non-accrual loans	$141,913	$133,891
Restructured loans	15,556	11,624

Total non-performing loans	157,469	145,515
Other real estate owned (OREO)	22,094	21,367

Total non-performing loans and OREO	179,563	166,882
Non-performing investments	4,346	4,825

Total non-performing assets	$183,909	$171,707

Asset quality ratios:
Non-performing loans as a percent of total loans	2.67%	2.49%
Non-performing loans + OREO as a percent of total loans + OREO	3.04%	2.84%
Non-performing assets as a percent of total assets	2.09%	1.97%
     During the first quarter of 2010, non-performing loans and OREO increased $12.7 million from $166.9 million at December 31, 2009 to $179.6 million at March 31, 2010. This increase in non-performing loans and OREO reflects a $10.9 million increase in non-accrual loans associated with the Corporation’s Pennsylvania loan portfolio primarily resulting from two commercial relationships migrating to non-accrual status partially offset by a $2.7 million decrease in non-accrual loans relating to the Corporation’s Florida loan portfolio, combined with a $3.9 million increase in restructured mortgages and a $0.7 million increase in OREO for the Corporation.

     Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

	March 31,	December 31,
	2010	2009
Loans 90 days or more past due	$8,681	$12,471
As a percentage of total loans	0.15%	0.21%
     Following is a summary of information pertaining to loans considered to be impaired (in thousands):

	March 31,	December 31,
	2010	2009
Impaired loans with an allocated allowance	$69,740	$38,608
Impaired loans without an allocated allowance	63,396	91,955

Total impaired loans	$133,136	$130,563

Allocated allowance on impaired loans	$11,442	$10,644

     The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The increase in impaired loans with an allocated allowance from December 31, 2009 to March 31, 2010 was primarily due to large impaired commercial loans where there was a collateral shortfall due to small balances of unpaid property taxes. The collateral shortfalls are expected to be remedied as the Corporation pays these unpaid taxes.
     The following tables provide additional information relating to non-performing loans for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
March 31, 2010
Non-performing loans	$80,683	$68,993	$7,793	$157,469
Other real estate owned (OREO)	10,077	10,914	1,103	22,094
Total past due loans	41,506	—	4,366	45,872
Non-performing loans/total loans	1.47%	28.70%	4.98%	2.67%
Non-performing loans + OREO/ total loans + OREO	1.65%	31.79%	5.64%	3.04%

December 31, 2009
Non-performing loans	$66,160	$71,737	$7,618	$145,515
Other real estate owned (OREO)	9,836	10,341	1,190	21,367
Total past due loans	52,493	—	5,416	57,909
Non-performing loans/total loans	1.22%	29.41%	4.70%	2.49%
Non-performing loans + OREO/ total loans + OREO	1.39%	32.28%	5.40%	2.84%
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
     During the fourth quarter of 2009, the Corporation updated the allowance methodology to place a greater emphasis on losses realized within the past two years. The previous methodology relied on a rolling 15-quarter experience method. This change did not have a material impact on the 2009 provision and allowance, but could indicate higher provisions in future periods if higher losses are experienced.
     Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$104,655	$104,730
Addition from acquisitions	—	15
Charge-offs	(7,649)	(12,858)
Recoveries	622	726

Net charge-offs	(7,027)	(12,132)
Provision for loan losses	11,964	10,514

Balance at end of period	$109,592	$103,127

Allowance for loan losses to:
Total loans, net of unearned income	1.86%	1.78%
Non-performing loans	69.60%	67.89%
     During the first three months of 2010, the Corporation reduced its Florida land-related portfolio including OREO by $1.6 million or 1.6%, reducing total land-related exposure to $101.6 million. In addition, the condominium portfolio including OREO stands at $4.3 million at March 31, 2010. These reductions are consistent with the Corporation’s objective to reduce this exposure in the Florida portfolio.
     The allowance for loan losses at March 31, 2010 increased $6.5 million from March 31, 2009 representing a 6.3% increase in reserves for loan losses between those periods as net charge-offs decreased $5.1 million and the provision for loan losses increased $1.5 million for those same periods. This increase in reserves was driven by higher commercial loan allocations in the Corporation’s Pennsylvania portfolio as a result of a larger loan book and increased loss experience due to a weakened economy. While there have been signs of recovery from the recession, the duration of the slow economic environment remains a challenge for the Corporation, particularly in the Corporation’s Florida portfolio. The total net charge-offs for the three months ended March 31, 2010 include $0.9 million related to the Florida region. Additionally, during the first three months of 2010, the Corporation provided $3.8 million to the reserve related to Florida, bringing the total allowance for loan losses for the Florida portfolio to $22.7 million or 9.43% of total loans in that portfolio.
     The allowance for loan losses as a percentage of non-performing loans decreased slightly from 71.92% as of December 31, 2009 to 69.60% as of March 31, 2010. While the allowance for loan losses increased $4.9 million or 4.7% since December 31, 2009, non-performing loans increased $12.0 million or 8.2% over the same period. The reduction in the allowance coverage of non-performing loans relates to the nature of the loans that were added to non-performing status which were supported to a large extent by real estate collateral at current valuations and therefore did not require a 100% reserve allocation given the estimated loss exposure on the loans.
     The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended March 31, 2010
Provision for loan losses	$6,824	$3,820	$1,320	$11,964
Allowance for loan losses	80,345	22,671	6,576	109,592
Net loan charge-offs	4,540	938	1,549	7,027
Net loan charge-offs (annualized)/ average loans	0.34%	1.57%	3.96%	0.48%
Allowance for loan losses/total loans	1.46%	9.43%	4.20%	1.86%
Allowance for loan losses/ non-performing loans	99.58%	32.86%	84.38%	69.60%

At or for the Three Months Ended December 31, 2009
Provision for loan losses	$10,420	$13,463	$2,041	$25,924
Allowance for loan losses	78,061	19,789	6,805	104,655
Net loan charge-offs	5,122	20,301	1,738	27,161
Net loan charge-offs (annualized)/ average loans	0.37%	31.25%	4.30%	1.83%
Allowance for loan losses/total loans	1.43%	8.11%	4.20%	1.80%
Allowance for loan losses/ non-performing loans	117.99%	27.59%	89.33%	72.99%
     At March 31, 2010 and 2009, the Corporation had $5.0 million and $15.6 million of loans, respectively, that were impaired loans acquired and have no associated allowance for loan losses as they were accounted for in accordance with FASB ASC Topic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.
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
     The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. As of March 31, 2010, the Corporation has issued 24,150,000 common shares in a public equity offering.
     On September 9, 2009, the Corporation redeemed all of the 100,000 outstanding shares of its preferred stock originally issued to the UST in conjunction with the CPP. Since receiving the CPP funds on January 9, 2009, the Corporation paid the UST $3.3 million in cash dividends. Upon redemption, the difference of $4.3 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend. This non-cash deemed preferred stock dividend had no impact on total equity, but reduced 2009 earnings per diluted common share by $0.04. In total, CPP costs reduced earnings per diluted common share by $0.05 during 2009.
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
     The Corporation’s management believes that, as of March 31, 2010 and December 31, 2009, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.
     As of March 31, 2010, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.
     Following are the capital ratios as of March 31, 2010 and December 31, 2009 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$803,102	12.9%	$624,138	10.0%	$499,310	8.0%
FNBPA	748,414	12.4	602,848	10.0	482,278	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	710,269	11.4	374,483	6.0	249,655	4.0
FNBPA	672,705	11.2	361,709	6.0	241,139	4.0

Leverage Ratio:
F.N.B. Corporation	710,269	8.7	409,497	5.0	327,598	4.0
FNBPA	672,705	8.4	399,002	5.0	319,201	4.0

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$795,372	12.9%	$617,447	10.0%	$493,958	8.0%
FNBPA	745,183	12.4	602,810	10.0	482,248	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	705,188	11.4	370,468	6.0	246,979	4.0
FNBPA	669,543	11.1	361,686	6.0	241,124	4.0

Leverage Ratio:
F.N.B. Corporation	705,188	8.7	406,314	5.0	325,052	4.0
FNBPA	669,543	8.5	395,647	5.0	316,517	4.0
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by this item is provided under the caption Market Risk in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes in the information provided under “Item 7A, Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2009 Annual Report on Form 10-K as filed with the SEC.
ITEM 4. CONTROLS AND PROCEDURES
     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13(a)—15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
     LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS. The Corporation’s management, including the CEO and the CFO, does not expect that the Corporation’s disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. In addition, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls.
     CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2010, as required by paragraph (d) of Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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
ITEM 1A. RISK FACTORS
     There are no material changes in the risk factors previously disclosed in the Corporation’s 2009 Annual Report on Form 10-K as filed with the SEC.
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

F.N.B. Corporation
Dated: May 7, 2010	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 7, 2010	/s/ Vincent J. Calabrese
Vincent J. Calabrese
Chief Financial Officer (Principal Financial Officer)

Dated: May 7, 2010	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller (Principal Accounting Officer)