Form 10-Q
period 2010-06-30
FNB CORP/FL/
filed 2010-08-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended    June 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010
Common Stock, $0.01 Par Value	114,532,890 Shares

F.N.B. CORPORATION
FORM 10-Q
June 30, 2010
INDEX

PAGE
PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Stockholders’ Equity	5
Consolidated Statements of Cash Flows	6
Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	57

Item 4. Controls and Procedures	57

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	58

Item 1A. Risk Factors	58

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3. Defaults Upon Senior Securities	58

Item 5. Other Information	58

Item 6. Exhibits	59

Signatures	60
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	June 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$140,629	$160,845
Interest bearing deposits with banks	60,238	149,705

Cash and Cash Equivalents	200,867	310,550
Securities available for sale	758,325	715,349
Securities held to maturity (fair value of $888,290 and $796,537)	853,698	775,281
Residential mortgage loans held for sale	7,232	12,754
Loans, net of unearned income of $39,574 and $38,173	5,967,570	5,849,361
Allowance for loan losses	(114,040)	(104,655)

Net Loans	5,853,530	5,744,706
Premises and equipment, net	115,323	117,921
Goodwill	528,720	528,710
Core deposit and other intangible assets, net	35,775	39,141
Bank owned life insurance	207,093	205,447
Other assets	272,497	259,218

Total Assets	$8,833,060	$8,709,077

Liabilities
Deposits:
Non-interest bearing demand	$1,039,630	$992,298
Savings and NOW	3,280,076	3,182,909
Certificates and other time deposits	2,214,952	2,205,016

Total Deposits	6,534,658	6,380,223
Other liabilities	94,749	86,797
Short-term borrowings	735,442	669,167
Long-term debt	205,834	324,877
Junior subordinated debt	204,373	204,711

Total Liabilities	7,775,056	7,665,775

Stockholders’ Equity
Common stock — $0.01 par value
Authorized – 500,000,000 shares
Issued – 114,684,308 and 114,214,951 shares	1,141	1,138
Additional paid-in capital	1,091,253	1,087,369
Retained earnings	(6,515)	(12,833)
Accumulated other comprehensive loss	(25,358)	(30,633)
Treasury stock – 151,418 and 103,256 shares at cost	(2,517)	(1,739)

Total Stockholders’ Equity	1,058,004	1,043,302

Total Liabilities and Stockholders’ Equity	$8,833,060	$8,709,077

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$81,092	$82,674	$160,378	$165,914
Securities:
Taxable	11,323	12,546	22,576	25,577
Nontaxable	1,819	1,659	3,710	3,428
Dividends	18	42	37	87
Other	109	113	206	130

Total Interest Income	94,361	97,034	186,907	195,136

Interest Expense
Deposits	16,776	22,533	34,330	46,772
Short-term borrowings	2,031	2,011	4,162	4,297
Long-term debt	2,091	4,564	4,637	9,412
Junior subordinated debt	1,982	2,594	3,892	5,241

Total Interest Expense	22,880	31,702	47,021	65,722

Net Interest Income	71,481	65,332	139,886	129,414
Provision for loan losses	12,239	13,909	24,203	24,423

Net Interest Income After Provision for Loan Losses	59,242	51,423	115,683	104,991

Non-Interest Income
Impairment losses on securities	(1,313)	(1,429)	(9,539)	(1,632)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	711	689	7,251	689

Net impairment losses on securities	(602)	(740)	(2,288)	(943)

Service charges	14,662	14,596	28,384	28,195
Insurance commissions and fees	3,849	3,837	8,173	8,918
Securities commissions and fees	1,771	2,008	3,328	3,796
Trust fees	3,188	3,013	6,346	5,930
Gain on sale of securities	47	66	2,437	344
Gain on sale of residential mortgage loans	808	1,139	1,375	1,675
Bank owned life insurance	1,247	1,444	2,312	3,046
Other	3,473	3,087	8,651	5,668

Total Non-Interest Income	28,443	28,450	58,718	56,629

Non-Interest Expense
Salaries and employee benefits	33,392	31,617	66,517	63,719
Net occupancy	4,840	5,051	10,378	10,777
Equipment	4,606	4,406	9,139	8,771
Amortization of intangibles	1,679	1,813	3,366	3,628
Outside services	5,885	6,415	11,407	11,819
FDIC insurance	2,641	6,643	5,263	8,588
Other	10,041	10,320	22,457	19,935

Total Non-Interest Expense	63,084	66,265	128,527	127,237

Income Before Income Taxes	24,601	13,608	45,874	34,383
Income taxes	6,679	3,010	11,972	8,134

Net Income	17,922	10,598	33,902	26,249
Preferred stock dividends and discount amortization	—	1,469	—	2,812

Net Income Available to Common Stockholders	$17,922	$9,129	$33,902	$23,437

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Income per Common Share
Basic	$0.16	$0.10	$0.30	$0.26
Diluted	0.16	0.10	0.30	0.26

Cash Dividends per Common Share	0.12	0.12	0.24	0.24
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands
Unaudited

						Accumulated
	Compre-			Additional		Other
	hensive	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Income	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2010		$—	$1,138	$1,087,369	$(12,833)	$(30,633)	$(1,739)	$1,043,302
Net income	$33,902				33,902			33,902
Change in other comprehensive income, net of tax	5,275					5,275		5,275

Comprehensive income	$39,177

Common stock dividends ($0.24/share)					(27,584)			(27,584)
Issuance of common stock			3	2,671			(778)	1,896
Restricted stock compensation				1,418				1,418
Tax expense of stock-based compensation				(205)				(205)

Balance at June 30, 2010		$—	$1,141	$1,091,253	$(6,515)	$(25,358)	$(2,517)	$1,058,004

Balance at January 1, 2009		$—	$894	$953,200	$(1,143)	$(26,505)	$(462)	$925,984
Net income	$26,249				26,249			26,249
Change in other comprehensive income, net of tax	(8,243)					(8,243)		(8,243)

Comprehensive income	$18,006

Common stock dividends ($0.24/share)					(21,595)			(21,595)
Preferred stock dividends and amortization of discount		437			(2,812)			(2,375)
Issuance of preferred stock and common stock warrant		95,025		4,723				99,748
Issuance of common stock			243	126,745			(1,151)	125,837
Restricted stock compensation				1,137				1,137
Tax expense of stock-based compensation				(158)				(158)
Cumulative effect of applying FSP 115-2 and 124-2					4,563			4,563

Balance at June 30, 2009		$95,462	$1,137	$1,085,647	$5,262	$(34,748)	$(1,613)	$1,151,147

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Six Months Ended
	June 30,
	2010	2009
Operating Activities
Net income	$33,902	$26,249
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	15,238	14,340
Provision for loan losses	24,203	24,423
Deferred taxes	(1,457)	(11,570)
Gain on sale of securities	(2,437)	(344)
Other-than-temporary impairment losses on securities	2,288	943
Tax expense of stock-based compensation	205	158
Net change in:
Interest receivable	866	1,625
Interest payable	(923)	(1,380)
Residential mortgage loans held for sale	5,522	(15,999)
Bank owned life insurance	(1,624)	(453)
Other, net	4,735	18,084

Net cash flows provided by operating activities	80,518	56,076

Investing Activities
Net change in:
Federal funds sold	—	—
Loans	(145,861)	10,343
Securities available for sale:
Purchases	(261,012)	(334,496)
Sales	59,455	272
Maturities	163,233	172,741
Securities held to maturity:
Purchases	(195,733)	(53,066)
Maturities	116,277	129,873
Purchase of bank owned life insurance	(22)	(8)
Withdrawal/surrender of bank owned life insurance	—	13,700
Increase in premises and equipment	(3,393)	(4,375)
Acquisitions, net of cash acquired	—	11

Net cash flows used in investing activities	(267,056)	(65,005)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	144,500	289,849
Time deposits	9,936	(55,779)
Short-term borrowings	66,275	(55,690)
Increase in long-term debt	64,795	16,596
Decrease in long-term debt	(183,838)	(70,251)
Decrease in junior subordinated debt	(338)	(338)
Issuance of preferred stock and common stock warrant	—	99,748
Net proceeds from issuance of common stock	3,314	131,198
Tax expense of stock-based compensation	(205)	(158)
Cash dividends paid	(27,584)	(23,970)

Net cash flows provided by financing activities	76,855	331,205

Net Increase in Cash and Cash Equivalents	(109,683)	322,276
Cash and cash equivalents at beginning of period	310,550	172,203

Cash and Cash Equivalents at End of Period	$200,867	$494,479

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010
BUSINESS
          F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
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
NEW ACCOUNTING STANDARDS
Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses
          In July 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to provide financial statement users with greater transparency about credit quality of financing receivables and allowance for credit losses. This update requires additional disclosures as of the end of a reporting period and additional disclosures about activity that occurs during a reporting period that will assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses.
          The additional disclosures are required to be provided on a disaggregated basis. ASU No. 2010-20 defines two levels of disaggregation and provides additional implementation guidance to determine the appropriate level of disaggregation of information. The disclosures should facilitate evaluation of the nature of the credit risk inherent in a portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses.
          The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of this standard is not anticipated to have a material effect on the financial statements, results of operations or liquidity of the Corporation.
Modification of a Loan That is Part of a Pool That is Accounted for as a Single Asset
          In April 2010, the FASB issued ASU No. 2010-18, Effect of a Loan Modification When the Loan is Part of a Pool That is Accounted for as a Single Asset. ASU No. 2010-18 provides that modifications of acquired loans with deteriorated credit quality that are accounted for within a pool do not result in removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled asset restructuring. ASU No. 2010-18 is effective for modifications occurring in the first interim or annual reporting period ending on or after July 15, 2010. The adoption of this standard is not anticipated to have a material effect on the financial statements, results of operations or liquidity of the Corporation.
Fair Value Disclosures
          In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. The ASU clarifies existing disclosure requirements and requires additional disclosures regarding fair value measurements. This standard clarifies that an entity should provide fair value disclosures by class rather than major category of assets and liabilities, resulting in a greater level of disaggregated information presented in all fair value disclosures. ASU 2010-06 also clarifies that, for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3), an entity is required to describe valuation techniques and the inputs used in determining the fair values of each class of assets and liabilities and to disclose a change in valuation technique and the reason for making that change. Additionally, the ASU requires an entity to discuss the reasons for transfers in or out of Level 3 and, if significant, to disclose these transfers on a gross basis, to disclose on a gross basis the amounts and reasons for significant transfers between Level 2 and Level 3 of the fair value hierarchy, and to disclose its policy for determining when transfers between Levels are recognized. This standard is effective for interim and annual reporting periods that begin after December 15, 2009. The adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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
SECURITIES
          The amortized cost and fair value of securities are as follows (in thousands):
Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010
U.S. Treasury and other U.S. government agencies and corporations	$285,273	$2,147	$—	$287,420
Residential mortgage-backed securities:
Agency mortgage-backed securities	235,085	6,013	—	241,098
Agency collateralized mortgage obligations	148,090	1,182	(367)	148,905
Non-agency collateralized mortgage obligations	40	1	—	41
States of the U.S. and political subdivisions	60,897	1,927	(4)	62,820
Collateralized debt obligations	19,288	—	(14,627)	4,661
Other debt securities	12,994	174	(1,868)	11,300

Total debt securities	761,667	11,444	(16,866)	756,245
Equity securities	1,921	240	(81)	2,080

	$763,588	$11,684	$(16,947)	$758,325

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$251,192	$1,563	$(299)	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	319,902	6,035	(166)	325,771
Agency collateralized mortgage obligations	43,985	54	(531)	43,508
Non-agency collateralized mortgage obligations	47	—	(2)	45
States of the U.S. and political subdivisions	74,177	1,495	(89)	75,583
Collateralized debt obligations	21,590	—	(16,766)	4,824
Other debt securities	12,999	—	(2,569)	10,430

Total debt securities	723,892	9,147	(20,422)	712,617
Equity securities	2,656	224	(148)	2,732

	$726,548	$9,371	$(20,570)	$715,349

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
June 30, 2010
U.S. Treasury and other U.S. government agencies and corporations	$5,033	$198	$—	$5,231
Residential mortgage-backed securities:
Agency mortgage-backed securities	644,967	32,981	—	677,948
Agency collateralized mortgage obligations	38,192	540	—	38,732
Non-agency collateralized mortgage obligations	42,013	205	(1,615)	40,603
States of the U.S. and political subdivisions	118,413	3,296	(271)	121,438
Collateralized debt obligations	3,477	—	(747)	2,730
Other debt securities	1,603	22	(17)	1,608

	$853,698	$37,242	$(2,650)	$888,290

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,386	$81	$—	$5,467
Residential mortgage-backed securities:
Agency mortgage-backed securities	566,876	23,141	(261)	589,756
Agency collateralized mortgage obligations	27,263	406	—	27,669
Non-agency collateralized mortgage obligations	49,000	—	(3,245)	45,755
States of the U.S. and political subdivisions	121,548	2,477	(399)	123,626
Collateralized debt obligations	3,590	—	(812)	2,778
Other debt securities	1,618	11	(143)	1,486

	$775,281	$26,116	$(4,860)	$796,537

          The Corporation classifies securities as trading securities when management intends to resell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. As of June 30, 2010 and December 31, 2009, the Corporation did not hold any trading securities.
          The Corporation recognized a gain of $2.3 million for the six months ended June 30, 2010 relating to the sale of a $6.0 million U.S. government agency security and $53.8 million of mortgage backed securities. These securities were sold to better position the balance sheet for the remainder of 2010. Additionally, the Corporation recognized a gain of $0.1 million for the six months ended June 30, 2010 relating to other securities sold during the first half of 2010. The Corporation recognized a gain of $0.2 million for the six months ended June 30, 2009 relating to the acquisition of a company in which the Corporation owned stock. Also, the Corporation sold $0.2 million of securities at a gain of $0.1 million for the six months ended June 30, 2009. No security sales were at a loss.

Gross gains and gross losses were realized on sales of securities as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Gross gains	$47	$66	$2,437	$344
Gross losses	—	—	—	—

	$47	$66	$2,437	$344

          As of June 30, 2010, the amortized cost and fair value of securities, by contractual maturities, were as follows (in thousands):

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,969	$12,989	$6,916	$6,977
Due from one to five years	269,737	271,981	22,944	23,914
Due from five to ten years	18,148	18,827	22,041	22,696
Due after ten years	77,598	62,404	76,625	77,420

	378,452	366,201	128,526	131,007
Residential mortgage-backed securities:
Agency mortgage-backed securities	235,085	241,098	644,967	677,948
Agency collateralized mortgage obligations	148,090	148,905	38,192	38,732
Non-agency collateralized mortgage obligations	40	41	42,013	40,603
Equity securities	1,921	2,080	—	—

	$763,588	$758,325	$853,698	$888,290

          Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.
          At June 30, 2010 and December 31, 2009, securities with a carrying value of $651.5 million and $598.1 million, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $686.2 million and $616.0 million at June 30, 2010 and December 31, 2009, respectively, were pledged as collateral for short-term borrowings.
          Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment (in thousands):
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	$14,612	$(367)	$—	$—	$14,612	$(367)
States of the U.S. and political subdivisions	—	—	1,190	(4)	1,190	(4)
Collateralized debt obligations	—	—	4,661	(14,627)	4,661	(14,627)
Other debt securities	—	—	7,035	(1,868)	7,035	(1,868)
Equity securities	153	(42)	704	(39)	857	(81)

	$14,765	$(409)	$13,590	$(16,538)	$28,355	$(16,947)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$46,501	$(299)	$—	$—	$46,501	$(299)
Residential mortgage-backed securities:
Agency mortgage-backed securities	68,313	(166)	—	—	68,313	(166)
Agency collateralized mortgage obligations	29,516	(531)	—	—	29,516	(531)
Non-agency collateralized mortgage obligations	45	(2)	—	—	45	(2)
States of the U.S. and political subdivisions	12,357	(89)	—	—	12,357	(89)
Collateralized debt obligations	3,755	(12,023)	1,069	(4,743)	4,824	(16,766)
Other debt securities	—	—	10,430	(2,569)	10,430	(2,569)
Equity securities	789	(99)	721	(49)	1,510	(148)

	$161,276	$(13,209)	$12,220	$(7,361)	$173,496	$(20,570)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2010
Residential mortgage-backed securities:
Non-agency collateralized mortgage obligations	$8,036	$(240)	$14,405	$(1,375)	$22,441	$(1,615)
States of the U.S. and political subdivisions	9,025	(267)	2,001	(4)	11,026	(271)
Collateralized debt obligations	—	—	2,730	(747)	2,730	(747)
Other debt securities	—	—	1,316	(17)	1,316	(17)

	$17,061	$(507)	$20,452	$(2,143)	$37,513	$(2,650)

December 31, 2009
Residential mortgage-backed securities:
Agency mortgage-backed securities	$20,650	$(261)	$—	$—	$20,650	$(261)
Non-agency collateralized mortgage obligations	15,534	(80)	30,221	(3,165)	45,755	(3,245)
States of the U.S. and political subdivisions	13,055	(362)	1,968	(37)	15,023	(399)
Collateralized debt obligations	—	—	2,778	(812)	2,778	(812)
Other debt securities	—	—	1,192	(143)	1,192	(143)

	$49,239	$(703)	$36,159	$(4,157)	$85,398	$(4,860)

          As of June 30, 2010, securities with unrealized losses for less than 12 months include 3 investments in residential mortgage-backed securities (1 investment in agency collateralized mortgage obligations (CMOs) and 2 investments in non-agency CMOs), 5 investments in states of the U.S. and political subdivision securities and 4 investments in equity securities. Securities with unrealized losses of greater than 12 months include 3 investments in residential mortgage-backed securities (non-agency CMOs), 4 investments in states of the U.S. and political subdivisions, 13 investments in collateralized debt obligations (CDOs), 6 investments in other debt securities and 2 investments in equity securities. The unrealized losses relating to the residential mortgage-backed securities and states of the U.S. and political subdivisions are considered temporary resulting primarily from changes in interest rates.
          The Corporation’s unrealized losses on CDOs primarily relate to investments in trust preferred securities (TPS). The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. The non-credit portion of unrealized losses on investments in TPS is attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

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
          The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and seven single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At June 30, 2010, the 13 pooled TPS had an estimated fair value of $7.4 million while the single-issuer TPS had an estimated fair value of $12.6 million. The Corporation has concluded from the analysis performed at June 30, 2010 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS, except for those on which OTTI was recognized.
          Upon adoption of ASC Topic 320, the Corporation determined that $7.0 million of OTTI charges previously recorded were non-credit related. As such, a $4.6 million (net of $2.4 million of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income were recorded as the cumulative effect of adopting ASC Topic 320 as of April 1, 2009.
          The Corporation recognized net impairment losses on securities of $2.3 million and $0.9 million for the six months ended June 30, 2010 and 2009, respectively, due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired. Impairment losses related to bank stocks for the six months ended June 30, 2009 amounted to $0.6 million. The Corporation did not recognize any material impairment losses related to bank stocks for the six months ended June 30, 2010. For the six months ended June 30, 2010, impairment losses on pooled

TPS amounted to $9.5 million, which includes $7.2 million ($4.7 million, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $2.3 million of credit-related impairment losses recognized in earnings.
          The $0.6 million in impairment losses on bank stocks during the first six months of 2009 relate to securities that were in an unrealized loss position for an extended period of time or the percentage of unrealized loss was such that management believes it would be unlikely to recover in the near term. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At June 30, 2010, the Corporation held 15 bank stocks with an adjusted cost basis of $1.9 million and fair value of $2.1 million.
          At June 30, 2010, all 12 of the pooled trust preferred security investments on which OTTI has been recognized are classified as non-performing investments.
          The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income (in thousands):

	June 30,	December 31,
	2010	2009
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(16,051)	$—
Amount of OTTI related to credit loss on April 1, 2009 (1)	—	(8,953)
Additions related to credit loss for securities with previously recognized OTTI	(2,235)	(2,315)
Additions related to credit loss for securities with initial OTTI	(46)	(4,783)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(16,051)

(1)	Amount represents the OTTI charges recorded for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of ASC Topic 320, effective April 1, 2009.
          TPS continue to experience price volatility as the secondary market for such securities remains limited. Write-downs were based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate to a greater extent than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire portfolio each quarter to determine if additional write-downs are warranted.

          The following table provides information relating to the Corporation’s TPS as of June 30, 2010 (dollars in thousands):

								Actual	Actual	Projected
							Number of	Defaults (as	Deferrals (as	Recovery
		Current				Lowest	Issuers	a percent of	a percent of	Rates on
		Par	Amortized	Fair	Unrealized	Credit	Currently	original	original	Current	Expected
Deal Name	Class	Value	Cost	Value	Loss	Ratings	Performing	collateral)	collateral)	Deferrals (1)	Defaults (2)

Pooled TPS:
P1	C1	$5,500	$2,266	$535	$(1,731)	C	47	19%	14%	29%	13%
P2	C1	4,889	2,746	446	(2,300)	C	44	14	16	35	15
P3	C1	5,561	4,218	1,158	(3,060)	C	55	11	7	15	16
P4	C1	3,994	2,852	552	(2,300)	C	53	14	11	28	16
P5	MEZ	483	358	219	(139)	C	26	15	8	58	13
P6	MEZ	1,909	1,087	530	(557)	C	24	17	14	38	12
P7	B3	2,000	726	208	(518)	C	23	28	9	60	14
P8	B1	3,028	2,386	658	(1,728)	C	55	12	15	28	16
P9	C	5,048	756	45	(711)	C	39	13	22	21	15
P10	C	507	461	75	(386)	C	53	12	11	24	14
P11	C	2,011	787	163	(624)	C	49	14	13	16	14
P12	A4L	2,000	645	72	(573)	C	28	13	20	32	16

Total OTTI		36,930	19,288	4,661	(14,627)		496	15	13	29	15

P13 (3)	SNR	3,304	3,477	2,730	(747)	A3	21	7	14	37	13

Total Not OTTI		3,304	3,477	2,730	(747)		21	7	14	37	13

Total Pooled TPS		$40,234	$22,765	$7,391	$(15,374)		517	14%	13%	29%	15%

Single Issuer TPS:
S1		$2,000	$1,945	$1,368	$(577)	BB	1
S2		2,000	1,906	1,455	(451)	BBB+	1
S3		2,000	2,053	1,931	(122)	B+	1
S4		2,000	2,000	1,559	(441)	B+	1
S5		4,000	4,091	4,265	174	Baa2	1
S6		1,000	999	722	(277)	BB	1
S7		1,300	1,333	1,316	(17)	BB	1

Total Single Issuer TPS		$14,300	$14,327	$12,616	$(1,711)		7

Total TPS		$54,534	$37,092	$20,007	$(17,085)		524

(1)	Some current deferrals are projected to cure at a 50% rate after five years, while others are projected to exhibit minimal recovery.

(2)	Expected future defaults as a percent of remaining performing collateral. Future deferrals and defaults are generally assumed to have recovery rates of 10% for banks and 15% for insurance companies.

(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. The P13 security had excess subordination as a percent of current collateral of 27.79% as of June 30, 2010.

Non-Agency CMOs
          The Corporation purchased $161.2 million of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, have paid down to a balance of $42.0 million at June 30, 2010, including $7.0 million of paydowns during the first six months of 2010. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 1.3% to 7.0%. This credit support has grown to a range of 4.7% to 18.9%, due to paydowns and good credit performance through the first half of 2008. Beginning in the second half of 2008, national delinquencies, an early warning sign of potential default, began to accelerate on the collateral pools. It appears the rate of delinquencies has remained flat this quarter.
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
          The Corporation determines its credit related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 20 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio.

          The following table provides information relating to the Corporation’s non-agency CMOs as of June 30, 2010 (dollars in thousands):

							Subordination Data
	Original	Book	Credit Rating		Credit Support %		Delinquency %			%	%		Total		Credit
Security	Year	Value	S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day	Foreclosure	OREO	Bankruptcy	Delinquency	LTV	Score
1	2003	$5,404	AAA	n/a	2.5	4.7	0.6	0.1	0.7	0.4	0.2	0.2	2.1	53.1%	741
2	2003	2,909	AAA	n/a	4.3	15.4	2.3	1.6	3.1	2.2	0.2	0.8	10.2	57.2	712
3	2003	2,638	AAA	n/a	2.0	5.5	0.9	0.0	1.0	1.5	0.0	0.0	3.3	48.7	743
4	2003	2,357	AAA	n/a	2.7	16.1	1.2	0.1	1.4	0.9	0.0	0.2	3.7	51.9	n/a
5	2003	1,518	AAA	n/a	2.4	9.1	0.6	0.0	1.6	1.6	0.0	0.0	3.8	52.1	737
6	2003	1,063	AAA	Aaa	1.4	7.6	0.8	0.7	0.7	0.6	0.0	0.0	2.7	32.2	740
7	2004	4,820	AAA	Aa3	7.0	18.9	2.2	1.2	3.4	5.4	0.4	1.7	14.2	56.8	693
8	2004	3,457	AA+	n/a	5.3	10.4	0.9	0.0	1.1	1.4	0.0	0.9	4.3	48.6	737
9	2004	2,433	n/a	Aaa	2.5	6.9	1.4	0.0	0.0	2.3	0.0	0.0	3.7	57.0	742
10	2004	2,543	AAA	Aaa	4.4	9.0	1.7	0.7	0.6	1.7	0.6	0.8	6.1	56.2	733
11	2005	7,686	CCC	Caa1	5.1	6.0	4.4	1.9	8.1	5.6	1.4	2.0	23.4	65.8	708
12	2005	5,185	CCC	B2	4.7	4.9	3.7	2.0	4.3	6.1	1.4	1.1	18.5	66.7	728

		$42,013			3.8	9.1								56.9%	724

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
          At both June 30, 2010 and December 31, 2009, the Corporation’s FHLB stock totaled $28.0 million and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC Topic 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
          The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At March 31, 2010, the FHLB’s capital ratio of 7.6% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:
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
          At June 30, 2010, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
BORROWINGS
          Following is a summary of short-term borrowings (in thousands):

	June 30,	December 31,
	2010	2009
Securities sold under repurchase agreements	$606,552	$536,784
Subordinated notes	118,660	121,938
Other short-term borrowings	10,230	10,445

	$735,442	$669,167

          Securities sold under repurchase agreements is comprised of treasury management accounts, which are borrowings from commercial customers of FNBPA which are generally renewable on a daily basis. Securities are pledged to these customers in an amount equal to the outstanding balance.
Following is a summary of long-term debt (in thousands):

	June 30,	December 31,
	2010	2009
Federal Home Loan Bank advances	$136,489	$256,921
Subordinated notes	68,732	67,343
Convertible debt	613	613

	$205,834	$324,877

          The Corporation’s banking affiliate has available credit with the FHLB of $1.9 billion, of which $136.5 million was used as of June 30, 2010. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 2.00% to 4.85% for the six months ended June 30, 2010 and 2.28% to 5.54% for the year ended December 31, 2009. During the first six months of 2010, the Corporation prepaid $59.0 million of FHLB advances yielding 3.93% and incurred a prepayment penalty of $2.3 million.
JUNIOR SUBORDINATED DEBT
          The Corporation has four unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of a previous acquisition.
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
          The following table provides information relating to the Trusts as of June 30, 2010 (dollars in thousands):

	F.N.B.	F.N.B.	Omega	Sun Bancorp
	Statutory	Statutory	Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,846	17,496
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	3.54%	7.17%	2.49%	10.20%
	variable; LIBOR plus 325 basis points	fixed until 6/15/11; then LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

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
          At June 30, 2010, the Corporation was party to 109 swaps with notional amounts totaling approximately $426.0 million with customers, and 109 swaps with notional amounts totaling approximately $426.0 million with derivative counterparties. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet (in thousands):

	Balance
	Sheet	June 30,	December 31,
	Location	2010	2009
Interest Rate Products:
Asset derivatives	Other assets	$28,432	$13,305
Liability derivatives	Other liabilities	27,912	12,497
          The following table presents the effect of the Corporation’s derivative financial instruments on the income statement (in thousands):

	Income	Six Months Ended
	Statement	June 30,
	Location	2010	2009
Interest rate products	Other income	$(288)	$297
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
          Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of June 30, 2010, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $29.2 million. At June 30, 2010, the Corporation has posted collateral with derivative counterparties with a fair value of $17.6 million, of which $3.3 million is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $11.6 million in excess of amounts previously posted as collateral with the respective counterparties.

          The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at June 30, 2010 are not material.
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
          Following is a summary of off-balance sheet credit risk information (in thousands):

	June 30,	December 31,
	2010	2009
Commitments to extend credit	$1,471,683	$1,411,865
Standby letters of credit	98,596	87,917
          At June 30, 2010, funding of approximately 79.5% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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

STOCK INCENTIVE PLANS
Restricted Stock
          The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the six months ended June 30, 2010 and 2009, the Corporation issued 500,707 and 367,308 restricted stock awards with aggregate weighted average grant date fair values of $3.9 million and $2.8 million, respectively, under these Plans. The Corporation has available up to 2,536,289 shares of common stock to issue under these Plans.
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
          Share-based compensation expense related to restricted stock awards was $1.4 million and $1.1 million for the six months ended June 30, 2010 and 2009, the tax benefit of which was $0.5 million and $0.4 million, respectively.
          The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	854,440	$10.57	527,101	$15.34
Granted	500,707	7.77	367,308	7.65
Vested	(95,281)	15.05	(98,695)	17.66
Forfeited	(32,008)	9.21	(66,630)	15.00
Dividend reinvestment	32,427	8.30	21,342	6.33

Unvested awards outstanding at end of period	1,260,285	9.09	750,426	11.04

          The total fair value of awards vested was $0.1 million and $1.0 million for the six months ended June 30, 2010 and 2009, respectively.
          As of June 30, 2010, there was $6.8 million of unrecognized compensation cost related to unvested restricted stock awards including $0.1 million that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC Topic 718, Compensation – Stock Compensation, on January 1, 2006. The components of the restricted stock awards as of June 30, 2010 are as follows (dollars in thousands):

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	476,662	783,623	1,260,285
Unrecognized compensation expense	$2,254	$4,533	$6,787
Intrinsic value	$3,828	$6,292	$10,120
Weighted average remaining life (in years)	2.31	2.58	2.48

Stock Options
          The Corporation did not grant stock options during the six months ended June 30, 2010 or 2009. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. No stock options were exercised during the six months ended June 30, 2010. Shares issued upon the exercise of stock options were 1,624 for the six months ended June 30, 2009.
The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	968,090	$13.67	1,299,317	$14.00
Exercised	—	—	(1,624)	15.53
Forfeited	(152,184)	11.42	(269,770)	14.78

Options outstanding and exercisable at end of period	815,906	14.09	1,027,923	13.79

          The intrinsic value of outstanding and exercisable stock options at June 30, 2010 was $(4.5) million, since the fair value of the stock subject to the options was less than the exercise price.
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
          The net periodic benefit cost for the defined benefit plans includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service cost	$922	$904	$1,810	$1,808
Interest cost	1,748	1,737	3,516	3,474
Expected return on plan assets	(1,873)	(1,795)	(3,745)	(3,590)
Amortization:
Unrecognized net transition asset	(23)	(23)	(46)	(47)
Unrecognized prior service credit	(295)	(299)	(594)	(598)
Unrecognized loss	745	689	1,441	1,378

Net periodic pension benefit cost	$1,224	$1,213	$2,382	$2,425

          The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon completing 90 days of service and having attained age 21. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $2.5 million and $2.1 million for the six months ended June 30, 2010 and 2009, respectively.
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
          The net periodic postretirement benefit cost includes the following components (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest cost	$16	$25	$33	$50
Amortization of unrecognized loss	—	1	—	3

Net periodic postretirement benefit cost	$16	$26	$33	$53

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
          At June 30, 2010, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at June 30, 2010 based on the level of historical taxable income and taxes paid in available carry-back periods.
COMPREHENSIVE INCOME
          The components of comprehensive income, net of related tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$17,922	$10,598	$33,902	$26,249
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Arising during the period, net of tax expense (benefit) of $1,613, $(3,194), $2,091 and $(4,906)	2,996	(5,931)	3,883	(9,111)
Less: reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $(194), $(236), $52 and $(210)	360	438	(97)	389
Pension and postretirement amortization, net of tax expense of $671, $129, $802 and $258	1,246	239	1,489	479

Other comprehensive income (loss)	4,602	(5,254)	5,275	(8,243)

Comprehensive income	$22,524	$5,344	$39,177	$18,006

          The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows (in thousands):

June 30	2010	2009
Non-credit related loss on debt securities not expected to be sold	$(9,508)	$(8,496)
Unrealized net gain (loss) on other available for sale securities	6,274	(4,564)
Unrecognized pension and postretirement obligations	(22,124)	(21,688)

Accumulated other comprehensive loss	$(25,358)	$(34,748)

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
          The following table sets forth the computation of basic and diluted earnings per common share (dollars in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income available to common stockholders - basic earnings per share	$17,922	$9,129	$33,902	$23,437
Interest expense on convertible debt	5	5	10	10

Net income available to common stockholders after assumed conversion — diluted earnings per share	$17,927	$9,134	$33,912	$23,447

Basic weighted average common shares outstanding	113,878,018	93,387,226	113,814,527	91,396,295
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	437,156	209,294	374,751	203,355

Diluted weighted average common shares outstanding	114,315,174	93,596,520	114,189,278	91,599,650

Basic earnings per common share	$0.16	$0.10	$0.30	$0.26

Diluted earnings per common share	$0.16	$0.10	$0.30	$0.26

          For the three months ended June 30, 2010 and 2009, 720,194 and 1,884,670 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive. For the six months ended June 30, 2010 and 2009, 889,474 and 1,625,265 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

CASH FLOW INFORMATION
          Following is a summary of supplemental cash flow information (in thousands):

Six Months Ended June 30	2010	2009
Interest paid on deposits and other borrowings	$47,944	$67,102
Income taxes paid	16,250	4,000
Transfers of loans to other real estate owned	9,904	10,346
Financing of other real estate owned sold	613	338
BUSINESS SEGMENTS
          The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment provides services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.
•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.
•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.
•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
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

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended June 30, 2010	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$85,242	$3	$52	$8,124	$940	$94,361
Interest expense	19,215	—	—	1,200	2,465	22,880
Net interest income	66,027	3	52	6,924	(1,525)	71,481
Provision for loan losses	10,488	—	—	1,577	174	12,239
Non-interest income	19,307	5,234	3,199	612	91	28,443
Non-interest expense	50,123	4,174	2,969	3,874	265	61,405
Intangible amortization	1,485	87	107	—	—	1,679
Income tax expense (benefit)	6,291	351	64	752	(779)	6,679
Net income (loss)	16,947	625	111	1,333	(1,094)	17,922
Total assets	8,643,089	20,110	20,750	166,441	(17,330)	8,833,060
Total intangibles	538,553	12,142	11,991	1,809	—	564,495

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended June 30, 2009	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$88,505	$4	$79	$7,959	$487	$97,034
Interest expense	27,380	1	—	1,428	2,893	31,702
Net interest income	61,125	3	79	6,531	(2,406)	65,332
Provision for loan losses	12,033	—	—	1,701	175	13,909
Non-interest income	21,437	5,303	3,113	522	(1,925)	28,450
Non-interest expense	52,567	4,203	3,053	3,851	778	64,452
Intangible amortization	1,615	91	107	—	—	1,813
Income tax expense (benefit)	4,007	364	14	547	(1,922)	3,010
Net income (loss)	12,340	648	18	954	(3,362)	10,598
Total assets	8,541,012	18,987	23,891	163,370	(36,940)	8,710,320
Total intangibles	544,949	12,500	12,408	1,809	—	571,666

At or for the Six Months	Community	Wealth		Consumer	Parent and
Ended June 30, 2010	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$168,706	$6	$107	$16,126	$1,962	$186,907
Interest expense	39,692	—	—	2,457	4,872	47,021
Net interest income	129,014	6	107	13,669	(2,910)	139,886
Provision for loan losses	20,995	—	—	2,897	311	24,203
Non-interest income	41,955	10,219	6,882	1,186	(1,524)	58,718
Non-interest expense	102,788	8,163	5,906	7,912	392	125,161
Intangible amortization	2,977	175	214	—	—	3,366
Income tax expense (benefit)	11,523	678	310	1,461	(2,000)	11,972
Net income (loss)	32,686	1,209	559	2,585	(3,137)	33,902
Total assets	8,643,089	20,110	20,750	166,441	(17,330)	8,833,060
Total intangibles	538,553	12,142	11,991	1,809	—	564,495

At or for the Six Months	Community	Wealth		Consumer	Parent and
Ended June 30, 2009	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$178,009	$7	$154	$15,852	$1,114	$195,136
Interest expense	56,972	—	—	2,903	5,847	65,722
Net interest income	121,037	7	154	12,949	(4,733)	129,414
Provision for loan losses	21,033	—	—	3,105	285	24,423
Non-interest income	41,089	10,273	7,428	1,103	(3,264)	56,629
Non-interest expense	100,486	8,203	6,063	7,653	1,204	123,609
Intangible amortization	3,231	183	214	—	—	3,628
Income tax expense (benefit)	9,238	679	462	1,197	(3,442)	8,134
Net income (loss)	28,138	1,215	843	2,097	(6,044)	26,249
Total assets	8,541,012	18,987	23,891	163,370	(36,940)	8,710,320
Total intangibles	544,949	12,500	12,408	1,809	—	571,666

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
          Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
          Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2010, approximately 97.8% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 2.2% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.
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
          The Corporation determines the valuation of its investments in trust preferred debt securities with the assistance of a third-party independent financial consulting firm that specializes in advisory services related to illiquid financial investments. The consulting firm provides the Corporation appropriate valuation methodology, performance assumptions, modeling techniques, discounted cash flows, discount rates and sensitivity analyses with respect to levels of defaults and deferrals necessary to produce losses. Additionally, the Corporation utilizes the firm’s expertise to reassess assumptions to reflect actual conditions. See the securities footnote for information on how the Corporation reassesses assumptions to determine the valuation of its trust preferred debt securities. Accessing the services of a financial consulting firm with a focus on financial instruments assists the Corporation in accurately valuing these complex financial instruments and facilitates informed decision-making with respect to such instruments.
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
          Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2010
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$287,420	$—	$287,420
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	241,098	—	241,098
Agency collateralized mortgage Obligations	—	148,905	—	148,905
Non-agency collateralized mortgage Obligations	—	41	—	41
States of the U.S. and political Subdivisions	—	62,820	—	62,820
Collateralized debt obligations	—	—	4,661	4,661
Other debt securities	—	—	11,300	11,300

	—	740,284	15,961	756,245

Available for sale equity securities:
Financial services industry	430	1,273	349	2,052
Insurance services industry	28	—	—	28

	458	741,557	16,310	758,325

Derivative financial instruments	—	28,432	—	28,432

	$458	$769,989	$16,310	$786,757

Liabilities measured at fair value:
Derivative financial instruments	—	$27,912	—	$27,912

	—	$27,912	—	$27,912

	Level 1	Level 2	Level 3	Total
December 31, 2009
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$252,456	$—	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	325,771	—	325,771
Agency collateralized mortgage Obligations	—	43,508	—	43,508
Non-agency collateralized mortgage Obligations	—	45	—	45
States of the U.S. and political Subdivisions	—	75,583	—	75,583
Collateralized debt obligations	—	—	4,824	4,824
Other debt securities	—	—	10,430	10,430

	—	697,363	15,254	712,617

Available for sale equity securities:
Financial services industry	992	1,385	333	2,710
Insurance services industry	22	—	—	22

	1,014	1,385	333	2,732

	1,014	698,748	15,587	715,349
Derivative financial instruments	—	13,305	—	13,305

	$1,014	$712,053	$15,587	$728,654

Liabilities measured at fair value:
Derivative financial instruments	—	$12,497	—	$12,497

	—	$12,497	—	$12,497

          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value (in thousands):

	Collateralized	Other
	Debt	Debt	Equity
	Obligations	Securities	Securities	Total
Six Months Ended June 30, 2010
Balance at beginning of period	$4,824	$10,430	$333	$15,587
Total gains (losses) — realized/unrealized:
Included in earnings	(2,281)	—	—	(2,281)
Included in other comprehensive income	2,118	870	16	3,004
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of period	$4,661	$11,300	$349	$16,310

	Collateralized	Other
	Debt	Debt	Equity
	Obligations	Securities	Securities	Total
Twelve Months Ended December 31, 2009
Balance at beginning of period	$14,626	$8,475	$293	$23,394
Total gains (losses) — realized/unrealized:
Included in earnings	(7,098)	—	—	(7,098)
Included in other comprehensive income	(2,704)	2,236	40	(428)
Purchases, issuances, and settlements	—	14,465	—	14,465
Transfers in and/or (out) of Level 3	—	(14,746)	—	(14,746)

Balance at end of period	$4,824	$10,430	$333	$15,587

          The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.
          The amount of total losses included in earnings for the six months ended June 30, 2010 and 2009 and for the year 2009 attributable to the change in unrealized gains or losses relating to assets still held as of those dates was $2.3 million, $0.3 million and $7.1 million, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.
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

	Level 1	Level 2	Level 3	Total
June 30, 2010
Impaired loans	—	$1,262	$21,901	$23,163
Other real estate owned	—	4,906	5,124	10,030

December 31, 2009
Impaired loans	—	2,794	21,981	24,775
Other real estate owned	—	6,929	7,687	14,616
          Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2010 had a carrying amount of $27.3 million and an allocated allowance for loan losses of $6.8 million at June 30, 2010. The allocated allowance is based on fair value of $23.2 million less estimated costs to sell of $2.9 million. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $3.9 million which was included in the provision for loan losses for the six months ended June 30, 2010.
          OREO with a carrying amount of $12.6 million were written down to $10.0 million (fair value of $11.8 million less estimated costs to sell of $1.8 million), resulting in a loss of $2.6 million, which was included in earnings for the six months ended June 30, 2010.
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
          The estimated fair values of the Corporation’s financial instruments are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and short-term investments	$200,867	$200,867	$310,550	$310,550
Securities available for sale	758,325	758,325	715,349	715,349
Securities held to maturity	853,698	888,290	775,281	796,537
Net loans, including loans held for sale	5,860,762	5,952,421	5,757,460	5,770,824
Bank owned life insurance	207,093	207,093	205,447	205,447
Accrued interest receivable	26,352	26,352	27,219	27,219

Financial Liabilities
Deposits	6,534,658	6,576,972	6,380,223	6,420,971
Short-term borrowings	735,442	736,071	669,167	669,712
Long-term debt	205,834	212,203	324,877	333,494
Junior subordinated debt	204,373	91,390	204,711	90,721
Accrued interest payable	8,028	8,028	8,951	8,951

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month and six-month periods ended June 30, 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The Corporation’s results of operations for the six months ended June 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010.
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
OVERVIEW
          The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania and Ohio. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio and Tennessee.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009
          Net income for the three months ended June 30, 2010 was $17.9 million or $0.16 per diluted share, compared to net income available to common stockholders for the three months ended June 30, 2009 of $9.1 million or $0.10 per diluted share. Net income available to common stockholders for the three months ended June 30, 2009 included $1.5 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. For the three months ended June 30, 2010, the Corporation’s return on average equity was 6.83% and its return on average assets was 0.81%, compared to 4.05% and 0.49%, respectively, for the three months ended June 30, 2009.
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

	Three Months Ended
	June 30,
	2010	2009
Return on average tangible common equity:
Net income available to common stockholders (annualized)	$71,886	$36,616
Amortization of intangibles, net of tax (annualized)	4,376	4,727

	$76,262	$41,343

Average total stockholders’ equity	$1,052,569	$1,049,464
Less: Average preferred stockholders’ equity	—	(95,389)
Less: Average intangibles	(565,294)	(572,701)

	$487,275	$381,374

Return on average tangible common equity	15.65%	10.84%

Return on average tangible assets:
Net income (annualized)	$71,886	$42,508
Amortization of intangibles, net of tax (annualized)	4,376	4,727

	$76,262	$47,235

Average total assets	$8,874,430	$8,604,059
Less: Average intangibles	(565,294)	(572,701)

	$8,309,136	$8,031,358

Return on average tangible assets	0.92%	0.59%

          The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks (4)	$159,874	$109	0.27%	$272,232	$120	0.17%
Federal funds sold	—	—	—	45,055	112	0.99
Taxable investment securities (1)	1,411,524	11,323	3.16	1,146,473	12,554	4.34
Non-taxable investment securities (2)	187,692	2,773	5.91	175,369	2,530	5.77
Loans (2) (3)	5,938,142	81,821	5.52	5,808,867	83,327	5.75

Total interest earning assets (2)	7,697,232	96,026	5.00	7,447,996	98,643	5.30

Cash and due from banks	139,760			139,240
Allowance for loan losses	(113,531)			(106,881)
Premises and equipment	116,155			121,235
Other assets	1,034,814			1,002,469

	$8,874,430			$8,604,059

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,437,887	2,598	0.81	$2,183,606	3,691	0.68
Savings	859,650	412	0.19	865,549	858	0.40
Certificates and other time	2,219,194	13,766	2.49	2,290,536	17,984	3.15
Treasury management accounts	618,554	1,120	0.72	434,259	1,067	0.97
Other short-term borrowings	126,972	911	2.84	101,249	944	3.69
Long-term debt	228,959	2,091	3.66	445,450	4,564	4.11
Junior subordinated debt	204,455	1,982	3.89	205,131	2,594	5.07

Total interest bearing liabilities (2)	6,695,671	22,880	1.37	6,525,780	31,702	1.95

Non-interest bearing demand	1,028,632			934,366
Other liabilities	97,558			94,449

	7,821,861			7,554,595
Stockholders’ equity	1,052,569			1,049,464

	$8,874,430			$8,604,059

Excess of interest earning assets over interest bearing liabilities	$1,001,561			$922,216

Fully tax-equivalent net interest income		73,146			66,941
Tax-equivalent adjustment		1,665			1,490

Net interest income		$71,481			$65,451

Net interest spread			3.63%			3.36%

Net interest margin (2)			3.81%			3.60%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4)	Interest bearing deposits with banks includes balances at the Federal Reserve Bank.

Net Interest Income
          Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). For the three months ended June 30, 2010, net interest income, which comprised 71.5% of net revenue (net interest income plus non-interest income) compared to 69.8% for the same period in 2009, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, increased $6.2 million or 9.3% from $66.9 million for the three months ended June 30, 2009 to $73.1 million for the same period of 2010. Average earning assets increased $249.2 million or 3.3% and average interest bearing liabilities increased $169.9 million or 2.6% from the three months ended June 30, 2009 due to investment, loan, deposit and treasury management growth. The Corporation’s net interest margin increased from 3.60% for the second quarter of 2009 to 3.81% for the second quarter of 2010 as deposit rates declined faster than loan yields along with an improved funding mix with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(65)	$54	$(11)
Federal funds sold	(56)	(56)	(112)
Securities	2,178	(3,166)	(988)
Loans	913	(2,419)	(1,506)

	2,970	(5,587)	(2,617)

Interest Expense
Deposits:
Interest bearing demand	202	(1,295)	(1,093)
Savings	(60)	(386)	(446)
Certificates and other time	(529)	(3,689)	(4,218)
Treasury management accounts	379	(326)	53
Other short-term borrowings	211	(244)	(33)
Long-term debt	(2,021)	(452)	(2,473)
Junior subordinated debt	(9)	(603)	(612)

	(1,827)	(6,995)	(8,822)

Net Change	$4,797	$1,408	$6,205

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $96.0 million for the second quarter of 2010 decreased by $2.6 million or 2.7% from the same period of 2009. Average earning assets of $7.7 billion for the second quarter of 2010 grew $249.2 million or 3.3% from the same period of 2009 primarily driven by increases in average investments and average loans. The yield on earning assets decreased 30 basis points from the three months ended June 30, 2009 to 5.00% for the three months ended June 30, 2010, reflecting the decreases in market interest rates.
          Interest expense of $22.9 million for the three months ended June 30, 2010 decreased $8.8 million or 27.8% from the same period of 2009. The rate paid on interest bearing liabilities decreased 58 basis points to 1.37% during the second quarter of 2010 compared to the second quarter of 2009, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $169.9 million or 2.6% to average $6.7 billion for the second quarter of 2010. This growth was primarily attributable to growth in deposits and treasury management accounts, which increased by $455.6 million or 6.8% for the second quarter of 2010, compared to the same period of 2009, driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market. This growth was partially offset by a $216.5 million or 48.6% decline in long-term debt associated with the pre-payment and maturities of certain higher cost borrowings since June 30, 2009.
Provision for Loan Losses
          The provision for loan losses of $12.2 million during the second quarter of 2010 decreased $1.7 million from the same period in 2009. During the second quarter of 2010, net charge-offs decreased $9.8 million from the same period of 2009 as the Corporation recognized lower net charge-offs in its Florida portfolio, which decreased $9.3 million compared to the second quarter of 2009. The allowance for loan losses increased $14.6 million to $114.0 million at June 30, 2010 from June 30, 2009. While there have been signs of recovery from the recession, the duration of the slow economic environment remains a challenge for the Corporation, particularly in the Corporation’s Florida portfolio. The $12.2 million provision for loan losses for the second quarter of 2010 was comprised of $6.2 million relating to FNBPA’s Florida region, $1.6 million relating to Regency and $4.4 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the second quarter of 2010, net charge-offs were $7.8 million or 0.53% (annualized) of average loans compared to $17.6 million or 1.22% (annualized) of average loans for the same period in 2009. The net charge-offs for the second quarter of 2010 were comprised of $1.9 million or 3.23% (annualized) of average loans relating to FNBPA’s Florida region, $1.5 million or 3.73% (annualized) of average loans relating to Regency and $4.4 million or 0.32% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $28.4 million for the second quarter of 2010 was unchanged from the same period of 2009. Increases in trust income, service charges and other non-interest income combined with lower OTTI charges were offset by a decrease in securities commissions and fees, fewer gains on the sale of residential mortgage loans and lower BOLI income. These items, and other variances in non-interest income, are further explained in the following paragraphs. As a result of changes affecting the ability to assess overdraft charges under Regulation E effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010, the Corporation estimates a $1.7 million reduction in revenues from overdraft fees during the remaining six months of 2010, which could lower future earnings by $0.01 per share.
               Service charges on loans and deposits of $14.7 million for the second quarter of 2010 increased $0.1 million or 0.5% from the same period of 2009, reflecting higher check card fees, partially offset by lower overdraft fees.
          Insurance commissions and fees of $3.8 million for the three months ended June 30, 2010 were unchanged compared to the same period of 2009.
          Securities commissions of $1.8 million for the second quarter of 2010 decreased by $0.2 million or 11.8% from the same period of 2009 primarily due to lower activity given market conditions primarily related to lower market rates on fixed annuities.
          Trust fees of $3.2 million for the second quarter of 2010 increased by $0.2 million or 5.8% from the same period of 2009 due to the effect of improved market conditions on assets under management compared to 2009.
          Income from BOLI of $1.2 million for the three months ended June 30, 2010 decreased $0.2 million or 13.6% from the same period of 2009. This decrease was primarily attributable to lower yields and a $13.7 million withdrawal from the policy during the second quarter of 2009 which was redeployed into higher return assets.
          Gain on the sale of residential mortgage loans of $0.8 million for the second quarter of 2010 decreased from $1.1 million for the same period of 2009. For the second quarter of 2010, the Corporation sold $37.2 million of residential mortgage loans compared to $70.0 million for the same period of 2009 as part of its ongoing strategy of selling 30-year residential mortgage loans.

          Net impairment losses on securities of $0.6 million for the three months ended June 30, 2010 decreased by $0.1 million from the same period of 2009 due to fewer impairment losses during 2010 relating to investments in pooled TPS.
          Other income of $3.5 million for the second quarter of 2010 increased $0.4 million or 12.5% from the same period of 2009. The primary item contributing to this increase was a $1.6 million success fee relating to the Corporation’s merchant banking subsidiary, partially offset by $0.6 million less in recoveries on impaired loans acquired in previous acquisitions and $1.1 million less in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.
Non-Interest Expense
          Total non-interest expense of $63.1 million for the second quarter of 2010 decreased $3.2 million or 4.8% from the same period of 2009. This decrease was primarily attributable to decreases in Federal Deposit Insurance Corporation (FDIC) insurance, outside services, amortization of intangibles and other non-interest expense, partially offset by an increase in salaries and employee benefits expense. These items, and other variances in non-interest expense, are further explained in the following paragraphs.
          Salaries and employee benefits of $33.4 million for the three months ended June 30, 2010 increased $1.8 million or 5.6% from the same period of 2009. This increase was primarily attributable to increases in employee insurance resulting from more claims in the second quarter of 2010 than there were during the second quarter of 2009 and deferred compensation and restricted stock awards as there were additional awards granted to more participants during the second quarter of 2010 compared to the same period of 2009.
          Combined net occupancy and equipment expense of $9.4 million for the second quarter of 2010 remained unchanged compared to the same period in 2009.
          Amortization of intangibles expense of $1.7 million for the second quarter of 2010 decreased $0.1 million or 7.4% from the same period of 2009 due to a combination of certain intangible assets being completely amortized during 2009 and lower amortization expense on some intangible assets due to accelerated amortization methods.
          Outside services expense of $5.9 million for the three months ended June 30, 2010 decreased $0.5 million or 8.3% from the same period in 2009 primarily resulting from decreases in legal, consulting and courier expenses, partially offset by an increase in fees associates with ATM services.
          FDIC insurance of $2.6 million for the second quarter of 2010 decreased $4.0 million or 60.2% from the same period of 2009 due to a one-time special assessment of $4.0 million paid during the second quarter of 2009.
          Other non-interest expense decreased to $10.0 million for the second quarter of 2010 from $10.3 million for the second quarter of 2009. This decrease was primarily the result of decreases in OREO, insurance benefit and telephone expenses, partially offset by increases in supplies and business development expenses.
Income Taxes
          The Corporation’s income tax expense of $6.7 million for the second quarter of 2010 increased $3.7 million or 121.9% from the same period of 2009. The effective tax rate of 27.15% for the second quarter of 2010 increased from 22.12% for the same period of 2009 primarily due to higher taxable income for the second quarter of 2010. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009
          Net income for the six months ended June 30, 2010 was $33.9 million or $0.30 per diluted share, compared to net income available to common stockholders for the six months ended June 30, 2009 of $23.4 million or $0.26 per diluted share. Net income available to common stockholders for the six months ended June 30, 2009 included $2.8 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. For the six months ended June 30, 2010, the Corporation’s return on average equity was 6.51% and its return on average assets was 0.78%, compared to 5.11% and 0.62%, respectively, for the six months ended June 30, 2009.
          The following tables summarize the Corporation’s non-GAAP financial measures for the year-to-date periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Six Months Ended
	June 30,
	2010	2009
Return on average tangible common equity:
Net income available to common stockholders (annualized)	$68,366	$47,263
Amortization of intangibles, net of tax (annualized)	4,412	4,755

	$72,778	$52,018

Average total stockholders’ equity	$1,049,846	$1,035,060
Less: Average preferred stockholders’ equity	—	(91,292)
Less: Average intangibles	(566,134)	(573,328)

	$483,712	$370,440

Return on average tangible common equity	15.05%	14.04%

Return on average tangible assets:
Net income (annualized)	$68,366	$52,934
Amortization of intangibles, net of tax (annualized)	4,412	4,755

	$72,778	$57,689

Average total assets	$8,810,141	$8,519,266
Less: Average intangibles	(566,134)	(573,328)

	$8,244,077	$7,945,938

Return on average tangible assets	0.88%	0.73%

          The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks (4)	$178,029	$206	0.23%	$190,669	$175	0.18%
Federal funds sold	—	—	—	28,453	127	0.88
Taxable investment securities (1)	1,348,390	22,576	3.30	1,137,988	25,595	4.46
Non-taxable investment securities (2)	192,710	5,650	5.86	181,707	5,222	5.75
Loans (2) (3)	5,914,051	161,778	5.51	5,816,857	167,234	5.79

Total interest earning assets (2)	7,633,180	190,210	5.01	7,355,674	198,353	5.42

Cash and due from banks	138,179			141,666
Allowance for loan losses	(110,908)			(106,917)
Premises and equipment	116,743			122,400
Other assets	1,032,947			1,006,443

	$8,810,141			$8,519,266

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,406,500	5,547	0.46	$2,106,648	7,649	0.73
Savings	851,018	824	0.20	849,719	1,852	0.44
Certificates and other time	2,219,065	27,959	2.54	2,302,995	37,271	3.26
Treasury management accounts	607,677	2,308	0.76	444,070	2,323	1.04
Other short-term borrowings	129,839	1,854	2.84	104,165	1,974	3.77
Long-term debt	245,846	4,637	3.80	460,187	9,412	4.12
Junior subordinated debt	204,540	3,892	3.84	205,214	5,241	5.15

Total interest bearing liabilities (2)	6,664,485	47,021	1.42	6,472,998	65,722	2.05

Non-interest bearing demand	999,441			916,611
Other liabilities	96,369			94,597

	7,760,295			7,484,206
Stockholders’ equity	1,049,846			1,035,060

	$8,810,141			$8,519,266

Excess of interest earning assets over interest bearing liabilities	$968,695			$882,676

Fully tax-equivalent net interest income		143,189			132,631
Tax-equivalent adjustment		3,303			3,045

Net interest income		$139,886			$129,586

Net interest spread			3.59%			3.37%

Net interest margin (2)			3.77%			3.62%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4)	Interest bearing deposits with banks includes balances at the Federal Reserve Bank.

Net Interest Income
          For the six months ended June 30, 2010, net interest income, which comprised 70.4% of net revenue compared to 69.6% for the same period in 2009, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, increased $10.6 million or 8.0% from $132.6 million for the six months ended June 30, 2009 to $143.2 million for the same period of 2010. Average earning assets increased $277.5 million or 3.8% and average interest bearing liabilities increased $191.5 million or 3.0% from the six months ended June 30, 2009 due to investment, loan, deposit and treasury management growth. The Corporation’s net interest margin increased from 3.62% for the first six months of 2009 to 3.77% for the first six months of 2010 as deposit rates declined faster than loan yields along with an improved funding mix with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(19)	$50	$31
Federal funds sold	(63)	(64)	(127)
Securities	3,831	(6,422)	(2,591)
Loans	679	(6,135)	(5,456)

	4,428	(12,571)	(8,143)

Interest Expense
Deposits:
Interest bearing demand	707	(2,809)	(2,102)
Savings	(97)	(931)	(1,028)
Certificates and other time	(1,286)	(8,026)	(9,312)
Treasury management accounts	721	(736)	(15)
Other short-term borrowings	443	(563)	(120)
Long-term debt	(4,091)	(684)	(4,775)
Junior subordinated debt	(17)	(1,332)	(1,349)

	(3,620)	(15,081)	(18,701)

Net Change	$8,048	$2,510	$10,558

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax- exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $190.2 million for the first six months of 2010 decreased by $8.1 million or 4.1% from the same period of 2009. Average earning assets of $7.6 billion for the first six months of 2010 grew $277.5 million or 3.8% from the same period of 2009 primarily driven by increases in average investments and average loans. The yield on earning assets decreased 41 basis points from the six months ended June 30, 2009 to 5.01% for the six months ended June 30, 2010, reflecting the decreases in market interest rates.
          Interest expense of $47.0 million for the six months ended June 30, 2010 decreased by $18.7 million or 28.5% from the same period of 2009. The rate paid on interest bearing liabilities decreased 63 basis points to 1.42% during the first six months of 2010 compared to the first six months of 2009, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $191.5 million or 3.0% to average $6.7 billion for the first six months of 2010. This growth was primarily attributable to growth in deposits and treasury management accounts, which increased by $463.7 million or 7.0% for the first six months of 2010, compared to the same period of 2009 driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market. This growth was partially offset by a $214.3 million or 46.6% decline in long-term debt associated with the pre-payment and maturities of certain higher cost borrowings since June 30, 2009.
Provision for Loan Losses
          The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
          The provision for loan losses of $24.2 million during the first six months of 2010 decreased $0.2 million from the same period in 2009. During the first six months of 2010, net charge-offs decreased $14.9 million from the same period of 2009 as the Corporation recognized lower net charge-offs for Regency and the Corporation’s Florida portfolio, which decreased $0.2 million and $16.6 million, respectively, compared to the first six months of 2009. The allowance for loan losses increased $14.6 million to $114.0 million at June 30, 2010. While there have been signs of recovery from the recession, the duration of the slow economic environment remains a challenge for the Corporation, particularly in the Corporation’s Florida portfolio. The $24.2 million provision for loan losses for the first six months of 2010 was comprised of $10.0 million relating to FNBPA’s Florida region, $2.9 million relating to Regency and $11.3 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first six months of 2010, net charge-offs were $14.8 million or 0.51% (annualized) of average loans compared to $29.8 million or 1.03% (annualized) of average loans for the same period in 2009. The net charge-offs for the first six months of 2010 were comprised of $2.8 million or 2.43% (annualized) of average loans relating to FNBPA’s Florida region, $3.0 million or 3.84% (annualized) of average loans relating to Regency and $9.0 million or 0.33% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $58.7 million for the first six months of 2010 increased $2.1 million or 3.7% from the same period of 2009. This increase resulted primarily from increases in gain on sale of securities and recoveries on impaired loans previously acquired through acquisitions, partially offset by higher OTTI charges. These items, and other variances in non-interest income, are further explained in the following paragraphs.
          Service charges on loans and deposits of $28.4 million for the first six months of 2010 increased $0.2 million or 0.7% from the same period of 2009, reflecting higher check card fees, partially offset by lower overdraft fees.
          Insurance commissions and fees of $8.2 million for the six months ended June 30, 2010 decreased $0.7 million or 8.4% from the same period of 2009 primarily as a result of lower contingent revenues due to a less favorable loss ratio, combined with lower commission revenues and premium reductions due to decreased customer exposures.
          Securities commissions of $3.3 million for the first six months of 2010 decreased by $0.5 million or 12.3% from the same period of 2009 primarily due to lower activity given market conditions primarily related to lower market rates on fixed annuities.
          Trust fees of $6.3 million for the first six months of 2010 increased by $0.4 million or 7.0% from the same period of 2009 due to the effect of improved market conditions on assets under management compared to 2009.
          Income from BOLI of $2.3 million for the six months ended June 30, 2010 decreased by $0.7 million or 24.1% from the same period of 2009. This decrease was primarily attributable to lower yields and a $13.7 million withdrawal from the policy during the second quarter of 2009 which was redeployed into higher return assets.
          Gain on the sale of residential mortgage loans of $1.4 million for the first six months of 2010 decreased $0.3 million or 18.0% from the same period of 2009 as a result of fewer loan sales. For the first six months of 2010, the Corporation sold $74.7 million of residential mortgage loans compared to $113.2 million for the same period of 2009 as part of its ongoing strategy of selling 30-year residential mortgage loans.

          Gain on the sale of securities of $2.4 million for the first six months of 2010 increased $2.1 million from the same period of 2009 primarily a result of the Corporation selling a $6.0 million U.S. government agency security and $53.8 million of mortgage-backed securities in 2010 to better position the balance sheet.
          Net impairment losses on securities of $2.3 million for the six months ended June 30, 2010 increased by $1.3 million from the same period of 2009 due to impairment losses during 2010 relating to investments in pooled TPS.
          Other income of $8.7 million for the first six months of 2010 increased $3.0 million or 52.6% from the same period of 2009. The primary items contributing to this increase were $2.8 million more in recoveries on impaired loans acquired in previous acquisitions, $1.6 million more in gains relating to activity at the Corporation’s merchant banking subsidiary and $0.2 million more in gains relating to the sale of repossessed assets. These items were partially offset by a gain of $0.8 million recognized during the first six months of 2009 on the sale of a building acquired in a previous acquisition and a decrease of $1.0 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.
Non-Interest Expense
          Total non-interest expense of $128.5 million for the first six months of 2010 increased $1.3 million or 1.0% from the same period of 2009. This increase was primarily attributable to increases in salaries and employee benefits and other non-interest expense, partially offset by decreases in FDIC insurance, outside services and amortization of intangibles. These items, and other variances in non-interest expense, are further explained in the following paragraphs.
          Salaries and employee benefits of $66.5 million for the six months ended June 30, 2010 increased $2.8 million or 4.4% from the same period of 2009. This increase was primarily attributable to increases in employee headcount along with employee insurance resulting from more claims in the first six months of 2010 than there were during the first six months of 2009 and deferred compensation and restricted stock awards as there were additional awards granted to more participants during the first six months of 2010 compared to the same period of 2009.
          Combined net occupancy and equipment expense of $19.5 million for the first six months of 2010 remained unchanged compared to the same period in 2009.
          Amortization of intangibles expense of $3.4 million for the first six months of 2010 decreased $0.3 million or 7.2% from the same period of 2009 due to a combination of certain intangible assets being completely amortized during 2009 and lower amortization expense on some intangible assets due to accelerated amortization methods.
          Outside services expense of $11.4 million for the six months ended June 30, 2010 decreased $0.4 million or 3.5% from the same period in 2009 primarily due to lower legal and consulting fees during 2010 resulting from the completion of projects and loan workout efforts in 2009.
          FDIC insurance of $5.3 million for the first six months of 2010 decreased $3.3 million or 38.7% from the same period of 2009 primarily due to a one-time special assessment of $4.0 million paid during the second quarter of 2009 partially offset by an increase in FDIC insurance premium rates during the second half of 2009 combined with an increase in deposits.
          Other non-interest expense increased to $22.5 million for the first six months of 2010 from $19.9 million for the first six months of 2009. During the first six months of 2010, the Corporation recognized charges of $2.3 million associated with the pre-payment of certain higher cost borrowings. Additionally, advertising and promotional expense for the first six months of 2010 is $0.6 million higher than the first six months of 2009 due to increased advertising in connection with the Corporation’s efforts to attract new customers during a time of competitor disruption in the marketplace. Telephone expense for the first half of 2010 is $0.5 million lower than the first half of 2009 reflecting continued effective expense control.
Income Taxes
          The Corporation’s income tax expense of $12.0 million for the first six months of 2010 increased $3.8 million or 47.2% from the same period of 2009. The effective tax rate of 26.10% for the first six months of 2010 increased from 23.66% for the same period of 2009 primarily due to the higher level of taxable income. Income taxes and the effective tax rate for the six months ended June 30,

2010 and 2009 were favorably impacted by $0.2 million and $0.2 million, respectively, due to the resolution of previously uncertain tax positions. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
          The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at June 30, 2010 was $72.9 million, down from $74.9 million at December 31, 2009 due to the timing of certain transactions. Management believes these are appropriate levels of cash for the Corporation given the current environment. During 2009, the Parent took a number of actions to bolster its cash position. On January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued Series C Preferred Stock valued at $100.0 million as part of the UST’s CPP. The Corporation redeemed the Series C Preferred Stock on September 9, 2009. Additionally, on January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock dividend rate from $0.24 to $0.12 per quarter, thus reducing liquidity needs by approximately $49.0 million. Finally, on June 16, 2009, the Corporation completed a common stock offering that raised $125.8 million in total capital, $98.0 million of which was invested in FNBPA. The parent also may draw on an approved line of credit with a major domestic bank. This unused line was $15.0 million as of June 30, 2010 and December 31, 2009. During 2009, a $25.0 million committed line of credit was negotiated with a major domestic bank on behalf of Regency. As of June 30, 2010 and December 31, 2009, $10.0 million was outstanding. In addition, the Corporation also issues subordinated notes through Regency on a regular basis. Subordinated notes decreased $1.9 million or 1.0% for the first six months of 2010. This decrease is net of a $10.7 million decrease in the balance of a single customer’s account.
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
          The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by its ratio of total deposits and treasury management accounts to total assets of 80.8% and 79.4% as of June 30, 2010 and December 31, 2009, respectively. Over this time period, growth in deposits and treasury management accounts was $224.2 million or 3.2%. The Corporation had unused wholesale credit availability of $3.1 billion or 35.1% of total assets at June 30, 2010 and $2.9 billion or 33.2% of total assets at December 31, 2009. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. Finally, the Corporation’s ratio of unpledged securities to total securities decreased from 16.9% at December 31, 2009 to 15.6% at June 30, 2010. This decline in unpledged securities is due to the pledging requirements associated with treasury management and public accounts. Management is exploring cost-effective alternatives that may reduce future pledging requirements.
          In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of the Corporation’s liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

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

          The following table presents the amounts of IEA and IBL as of June 30, 2010 that are subject to repricing within the periods indicated (dollars in thousands):

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,951,535	$463,653	$354,880	$604,690	$3,374,758
Investments	117,971	126,882	234,202	336,941	815,996

	2,069,506	590,535	589,082	941,631	4,190,754

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,607,237	—	—	—	1,607,237
Time deposits	175,136	244,355	379,706	544,284	1,343,481
Borrowings	657,027	44,667	30,604	42,147	774,445

	2,439,400	289,022	410,310	586,431	3,725,163

Period Gap	$(369,894)	$301,513	$178,772	$355,200	$465,591

Cumulative Gap	$(369,894)	$(68,381)	$110,391	$465,591

IEA/IBL (Cumulative)	0.85	0.97	1.04	1.12

Cumulative Gap to IEA	(4.8)%	(0.9)%	1.4%	6.1%

          The cumulative twelve-month IEA to IBL ratio changed slightly to 1.12 for June 30, 2010 from 1.04 for December 31, 2009.
          The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
          The measures were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of June 30, 2010.
          The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	June 30,	December 31,	ALCO
	2010	2009	Guidelines
Net interest income change (12 months):
+ 200 basis points	0.2%	(1.1)%	+/-5.0%
+ 100 basis points	0.4%	(0.4)%	+/-5.0%
- 100 basis points	(1.1)%	(1.9)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(3.7)%	(5.9)%	—
+ 100 basis points	(0.9)%	(2.3)%	—
- 100 basis points	(0.5)%	(0.9)%	—
          The Corporation has a neutral interest rate risk position. In the short term, rising rates have little effect on net interest income. The net interest income reduction under the -100 basis point scenario results from mid-to-long term rates declining below all-time lows with little change in short term rates. The lower mid-to-long term rates increase asset prepayments while, with little change in short term rates, the modeling assumes there is little reduction in the rates on non-maturity deposits and repricing borrowings. While this scenario is possible, the ALCO does not consider it highly probable. The Corporation has maintained a relatively stable net interest margin despite the recent market rate volatility.

          During 2010, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 57.4% of total loans as of December 31, 2009 to 57.8% of total loans as of June 30, 2010. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 2.1 years and 2.6 years at June 30, 2010 and December 31, 2009, respectively. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $54.5 million in notional swap principal originated in 2010 contributed to the increase in adjustable loans and has brought the total to $426.0 million under this program. For additional information regarding interest rate swaps, see the Derivative Instruments footnote.
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

DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
          Following is a summary of deposits and treasury management accounts (in thousands):

	June 30,	December 31,
	2010	2009
Non-interest bearing	$1,039,631	$992,298
Savings and NOW	3,280,076	3,182,909
Certificates of deposit and other time deposits	2,214,951	2,205,016

Total deposits	6,534,658	6,380,223
Treasury management accounts	606,552	536,784

Total deposits and treasury management accounts	$7,141,210	$6,917,007

          Total deposits and treasury management accounts increased by $224.2 million or 3.2% to $7.1 billion at June 30, 2010 compared to December 31, 2009, primarily as a result of an increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts) and treasury management accounts. Certificates of deposit and other time deposits also increased slightly. The increase in transaction accounts is a result of the Corporation’s ability to capitalize on competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking.
LOANS
          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also consists of commercial loans in Florida, which totaled $231.2 million or 3.9% of total loans as of June 30, 2010 compared to $243.9 million or 4.2% of total loans as of December 31, 2009. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $159.6 million or 2.7% of total loans as of June 30, 2010 compared to $162.0 million or 2.8% of total loans as of December 31, 2009.
          Following is a summary of loans, net of unearned income (in thousands):

	June 30,	December 31,
	2010	2009
Commercial	$3,304,493	$3,234,738
Direct installment	983,857	985,746
Residential mortgages	615,232	605,219
Indirect installment	521,679	527,818
Consumer lines of credit	438,039	408,469
Other	104,270	87,371

	$5,967,570	$5,849,361

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
          Unearned income on loans was $39.6 million and $38.2 million at June 30, 2010 and December 31, 2009, respectively.
          Total loans increased $118.2 million or 2.0% to $6.0 billion for the period ended June 30, 2010 compared to $5.8 billion for the period ended December 31, 2009. The majority of the increase was due to solid commercial loan growth, although total consumer loans also increased.

          The composition of the Corporation’s commercial loan portfolio in Florida remains generally consistent with December 31, 2009 and was comprised of the following as of June 30, 2010: unimproved residential land (13.0%), unimproved commercial land (24.2%), improved land (3.1%), income producing commercial real estate (34.7%), residential construction (8.7%), commercial construction (13.9%), commercial and industrial (1.0%) and owner-occupied (1.4%). The weighted average loan-to-value ratio for this portfolio is 79.1% as of June 30, 2010.
          The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of June 30, 2010 and December 31, 2009, commercial real estate loans were $2.1 billion at each date, or 34.9% and 35.4% of total loans, respectively. Approximately 46.0% of the commercial real estate loans are owner-occupied, while the remaining 54.0% are non-owner-occupied. As of June 30, 2010 and December 31, 2009, the Corporation had commercial construction loans of $198.2 million and $184.1 million, respectively, representing 3.3% and 3.1% of total loans, respectively.
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
Following is a summary of non-performing assets (in thousands):

	June 30,	December 31,
	2010	2009
Non-accrual loans	$132,412	$133,891
Restructured loans	17,270	11,624

Total non-performing loans	149,682	145,515
Other real estate owned (OREO)	22,952	21,367

Total non-performing loans and OREO	172,634	166,882
Non-performing investments	4,661	4,825

Total non-performing assets	$177,295	$171,707

Asset quality ratios:
Non-performing loans as a percent of total loans	2.51%	2.49%
Non-performing loans + OREO as a percent of total loans + OREO	2.88%	2.84%
Non-performing assets as a percent of total assets	2.01%	1.97%
          During the first six months of 2010, non-performing loans and OREO increased $5.8 million from $166.9 million at December 31, 2009 to $172.6 million at June 30, 2010. This increase in non-performing loans and OREO reflects a $5.6 million increase in restructured loans primarily relating to the Corporation’s Pennsylvania loan portfolio, and a $1.6 million increase in OREO, primarily relating to the Corporation’s Florida loan portfolio. The restructured loans have increased primarily due to residential loans to help homeowners retain their residences. Total non-accrual loans decreased $1.5 million for the same six month period, as non-accrual loans relating to the Corporation’s Florida loan portfolio decreased $7.7 million, partially offset by an increase of $6.2 million in non-accrual loans associated with the Corporation’s Pennsylvania loan portfolio. This increase was driven by three commercial relationships totaling $8.2 million migrating to non-accrual status during the quarter, partially offset by two separate commercial transactions totaling $5.6 million in which one loan paid off during the quarter and the other loan returned to accruing status.

          Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

	June 30,	December 31,
	2010	2009
Loans 90 days or more past due	$7,573	$12,471
As a percentage of total loans	0.13%	0.21%
          Following is a summary of information pertaining to loans considered to be impaired (in thousands):

	June 30,	December 31,
	2010	2009
Impaired loans with an allocated allowance	$35,490	$38,608
Impaired loans without an allocated allowance	88,354	91,955

Total impaired loans	$123,844	$130,563

Allocated allowance on impaired loans	$10,025	$10,644

          The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The decline in impaired loans from December 31, 2009 to June 30, 2010 was primarily due to a combination of transfers to OREO, payoffs and the return of a commercial relationship to accruing status.
          The following tables provide additional information relating to non-performing loans for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
June 30, 2010
Non-performing loans	$77,624	$64,063	$7,995	$149,682
Other real estate owned (OREO)	9,626	12,245	1,081	22,952
Total past due loans	40,290	—	4,358	44,648
Non-performing loans/total loans	1.39%	27.70%	5.01%	2.51%
Non-performing loans + OREO/ total loans + OREO	1.56%	31.34%	5.65%	2.88%

December 31, 2009
Non-performing loans	$66,160	$71,737	$7,618	$145,515
Other real estate owned (OREO)	9,836	10,341	1,190	21,367
Total past due loans	52,493	—	5,416	57,909
Non-performing loans/total loans	1.22%	29.41%	4.70%	2.49%
Non-performing loans + OREO/ total loans + OREO	1.39%	32.28%	5.40%	2.84%
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
          In estimating loan loss contingencies, management considers numerous factors, including historical charge-off rates and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence the Corporation’s credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves as well as the impact of unemployment trends in these areas, which have fluctuated in response to the recent economic cycle. Homogeneous loan pools are evaluated using similar criteria that are based upon historical loss rates for various loan types. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary. This determination inherently involves a high degree of uncertainty and considers current risk factors that may not have occurred in the Corporation’s historical loan loss experience.
          During the fourth quarter of 2009, the Corporation updated the allowance methodology to place a greater emphasis on losses realized within the past two years. The previous methodology emphasized a rolling 15-quarter experience method. This change did not have a material impact on the 2009 provision and allowance, but could indicate higher provisions in future periods if higher losses are experienced.
          Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance at beginning of period	$109,592	$103,127	$104,655	$104,730
Addition from acquisitions	—	—	—	15
Charge-offs	(8,636)	(18,381)	(16,285)	(31,239)
Recoveries	845	760	1,467	1,486

Net charge-offs	(7,791)	(17,621)	(14,818)	(29,753)
Provision for loan losses	12,239	13,909	24,203	24,423

Balance at end of period	$114,040	$99,415	$114,040	$99,415

Allowance for loan losses to:
Total loans, net of unearned income			1.91%	1.72%
Non-performing loans			76.19%	80.99%
          During the first six months of 2010, the Corporation reduced its Florida land-related portfolio including OREO by $5.0 million or 4.8%, reducing total land-related exposure including OREO to $98.2 million. In addition, the condominium portfolio including OREO stands at $3.7 million at June 30, 2010. These reductions are consistent with the Corporation’s objective to reduce this exposure in the Florida portfolio.

          The allowance for loan losses at June 30, 2010 increased $14.6 million or 14.7% from June 30, 2009 as the provision for loan losses during the 12 months ended June 30, 2010 of $66.6 million exceeded net charge-offs of $52.0 million. While there have been signs of recovery from the recession, the duration of the slow economic environment remains a challenge for the Corporation, particularly in the Corporation’s Florida portfolio. The allowance for loan losses for the Florida portfolio was $26.9 million or 11.65% of total loans in that portfolio at June 30, 2010 compared to $19.8 million at December 31, 2009. The increased Florida allowance is mainly for the Florida land-related portfolio, which totaled $93.2 million at June 30, 2010. With the substantial majority of the annual appraisals for the land-related portfolio scheduled for the fourth quarter of 2010 and the fact that Florida land values have not stabilized as demonstrated by recent appraisals, the Corporation has provided an additional $8.0 million to the Florida land-related allowance in 2010 with a resulting allowance of $16.0 million or 17.22% of the land-related portfolio as of June 30, 2010. It is possible that further adjustments to the allowance for loan losses for the Florida land-related portfolio may be necessary in the last six months of 2010.
          The allowance for loan losses as a percentage of non-performing loans increased from 71.92% as of December 31, 2009 to 76.19% as of June 30, 2010. While the allowance for loan losses increased $9.4 million or 9.0% since December 31, 2009, non-performing loans increased $4.2 million or 2.9% over the same period.
          The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended June 30, 2010
Provision for loan losses	$4,494	$6,168	$1,577	$12,239
Allowance for loan losses	80,396	26,940	6,704	114,040
Net loan charge-offs	4,442	1,900	1,449	7,791
Net loan charge-offs (annualized)/ average loans	0.32%	3.23%	3.73%	0.53%
Allowance for loan losses/total loans	1.44%	11.65%	4.20%	1.91%
Allowance for loan losses/ non-performing loans	103.57%	42.05%	83.85%	76.19%

At or for the Three Months Ended December 31, 2009
Provision for loan losses	$10,420	$13,463	$2,041	$25,924
Allowance for loan losses	78,061	19,789	6,805	104,655
Net loan charge-offs	5,122	20,301	1,738	27,161
Net loan charge-offs (annualized)/ average loans	0.37%	31.25%	4.30%	1.83%
Allowance for loan losses/total loans	1.43%	8.11%	4.20%	1.80%
Allowance for loan losses/non-performing loans	117.99%	27.59%	89.33%	72.99%
          At June 30, 2010 and 2009, the Corporation had $4.2 million and $10.8 million of loans, respectively, that were impaired loans acquired with no associated allowance for loan losses as they were accounted for in accordance with FASB ASC Topic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.
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
          The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. As of June 30, 2010, the Corporation has issued 24,150,000 common shares in a public equity offering.
          On September 9, 2009, the Corporation redeemed all of the 100,000 outstanding shares of its preferred stock originally issued to the UST in conjunction with the CPP. Between receiving the CPP funds on January 9, 2009 and September 9, 2009, the Corporation paid the UST $3.3 million in cash dividends. Upon redemption, the difference of $4.3 million between the preferred stock redemption amount and the recorded amount was charged to retained earnings as a non-cash deemed preferred stock dividend. This non-cash deemed preferred stock dividend had no impact on total equity, but reduced 2009 earnings per diluted common share by $0.04. In total, CPP costs reduced earnings per diluted common share by $0.05 during 2009.
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
          The Corporation’s management believes that, as of June 30, 2010 and December 31, 2009, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.
          As of June 30, 2010, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.
          Following are the capital ratios as of June 30, 2010 and December 31, 2009 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$813,317	12.8%	$633,847	10.0%	$507,078	8.0%
FNBPA	754,125	12.3	611,876	10.0	489,501	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	717,942	11.3	380,308	6.0	253,539	4.0
FNBPA	677,248	11.1	367,125	6.0	244,750	4.0

Leverage Ratio:
F.N.B. Corporation	717,942	8.6	415,943	5.0	332,754	4.0
FNBPA	677,248	8.3	405,973	5.0	324,778	4.0

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2009
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$795,372	12.9%	$617,447	10.0%	$493,958	8.0%
FNBPA	745,183	12.4	602,810	10.0	482,248	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	705,188	11.4	370,468	6.0	246,979	4.0
FNBPA	669,543	11.1	361,686	6.0	241,124	4.0

Leverage Ratio:
F.N.B. Corporation	705,188	8.7	406,314	5.0	325,052	4.0
FNBPA	669,543	8.5	395,647	5.0	316,517	4.0
REGULATORY REFORM
          Congress and the regulators for financial institutions have proposed and passed significant changes to the laws, rules and regulations governing financial institutions. On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed by the President. Prior to the Dodd-Frank Act, Congress and the financial institutions regulators made other significant changes affecting many aspects of banking. Those recent actions address many issues including capital, interchange fees, compliance and risk management, debit card overdraft fees, the establishment of a new consumer regulator, healthcare, incentive compensation, expanded disclosures and corporate governance. While many of the new regulations are for financial institutions with assets greater than $10.0 billion, the Corporation expects the new regulations may reduce its revenues and increase its expenses in the future. The Corporation is closely monitoring those actions to determine the appropriate response to comply and at the same time minimize the adverse affect on its business.
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
          CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2010, as required by paragraph (d) of Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          NONE
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          NONE
ITEM 5. OTHER INFORMATION
          NONE

ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. *

*	This information is deemed furnished, not filed.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: August 5, 2010	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 5, 2010	/s/ Vincent J. Calabrese

Vincent J. Calabrese
Chief Financial Officer
(Principal Financial Officer)

Dated: August 5, 2010	/s/ Timothy G. Rubritz

Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)