Form 10-Q
period 2010-09-30
FNB CORP/FL/
filed 2010-11-05
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010

Common Stock, $0.01 Par Value	114,641,514 Shares

F.N.B. CORPORATION
FORM 10-Q
September 30, 2010

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	September 30,	December 31,
	2010	2009
	(Unaudited)
Assets
Cash and due from banks	$142,615	$160,845
Interest bearing deposits with banks	164,406	149,705

Cash and Cash Equivalents	307,021	310,550
Securities available for sale	738,828	715,349
Securities held to maturity (fair value of $904,589 and $796,537)	869,765	775,281
Residential mortgage loans held for sale	16,729	12,754
Loans, net of unearned income of $40,343 and $38,173	6,004,577	5,849,361
Allowance for loan losses	(116,627)	(104,655)

Net Loans	5,887,950	5,744,706
Premises and equipment, net	114,320	117,921
Goodwill	528,720	528,710
Core deposit and other intangible assets, net	34,100	39,141
Bank owned life insurance	207,402	205,447
Other assets	288,208	259,218

Total Assets	$8,993,043	$8,709,077

Liabilities
Deposits:
Non-interest bearing demand	$1,103,393	$992,298
Savings and NOW	3,307,698	3,182,909
Certificates and other time deposits	2,186,737	2,205,016

Total Deposits	6,597,828	6,380,223
Other liabilities	105,326	86,797
Short-term borrowings	817,582	669,167
Long-term debt	203,257	324,877
Junior subordinated debt	204,204	204,711

Total Liabilities	7,928,197	7,665,775

Stockholders’ Equity
Common stock — $0.01 par value
Authorized — 500,000,000 shares
Issued — 114,784,268 and 114,214,951 shares	1,142	1,138
Additional paid-in capital	1,092,828	1,087,369
Retained earnings	(3,126)	(12,833)
Accumulated other comprehensive loss	(23,481)	(30,633)
Treasury stock — 151,418 and 103,256 shares at cost	(2,517)	(1,739)

Total Stockholders’ Equity	1,064,846	1,043,302

Total Liabilities and Stockholders’ Equity	$8,993,043	$8,709,077

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest Income
Loans, including fees	$81,507	$81,957	$241,885	$247,871
Securities:
Taxable	10,524	12,765	33,100	38,342
Nontaxable	1,779	1,836	5,489	5,264
Dividends	17	33	54	120
Other	120	159	326	461

Total Interest Income	93,947	96,750	280,854	292,058

Interest Expense
Deposits	15,742	20,290	50,072	67,062
Short-term borrowings	2,029	2,072	6,191	6,369
Long-term debt	1,825	4,210	6,462	13,622
Junior subordinated debt	2,092	2,417	5,984	7,658

Total Interest Expense	21,688	28,989	68,709	94,711

Net Interest Income	72,259	67,761	212,145	197,347
Provision for loan losses	12,313	16,455	36,516	40,878

Net Interest Income After Provision for Loan Losses	59,946	51,306	175,629	156,469

Non-Interest Income
Impairment losses on securities	—	(14,234)	(9,539)	(15,866)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	10,943	7,251	11,632

Net impairment losses on securities	—	(3,291)	(2,288)	(4,234)

Service charges	14,250	14,760	42,634	42,955
Insurance commissions and fees	3,921	3,960	12,094	12,878
Securities commissions and fees	1,794	1,451	5,122	5,247
Trust fees	3,084	2,856	9,430	8,786
Gain on sale of securities	80	154	2,517	498
Gain on sale of residential mortgage loans	964	666	2,339	2,341
Bank owned life insurance	1,448	1,354	3,760	4,400
Other	2,213	1,835	10,864	7,331

Total Non-Interest Income	27,754	23,745	86,472	80,202

Non-Interest Expense
Salaries and employee benefits	33,831	31,377	100,348	95,096
Net occupancy	4,781	4,741	15,159	15,518
Equipment	4,486	4,517	13,625	13,288
Amortization of intangibles	1,675	1,732	5,041	5,360
Outside services	5,737	5,819	17,144	17,638
FDIC insurance	2,627	2,613	7,890	11,201
Other	11,110	11,522	33,567	31,457

Total Non-Interest Expense	64,247	62,321	192,774	189,558

Income Before Income Taxes	23,453	12,730	69,327	47,113
Income taxes	6,236	2,424	18,208	10,558

Net Income	17,217	10,306	51,119	36,555
Preferred stock dividends and discount amortization	—	5,496	—	8,308

Net Income Available to Common Stockholders	$17,217	$4,810	$51,119	$28,247

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (continued)
Dollars in thousands, except per share data
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net Income per Common Share
Basic	$0.15	$0.04	$0.45	$0.29
Diluted	0.15	0.04	0.45	0.29

Cash Dividends per Common Share	0.12	0.12	0.36	0.36
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands, except per share data
Unaudited

	Compre-			Additional		Accumulated Other
	hensive	Preferred	Common	Paid-In	Retained	Comprehensive	Treasury
	Income	Stock	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2010		$—	$1,138	$1,087,369	$(12,833)	$(30,633)	$(1,739)	$1,043,302
Net income	$51,119				51,119			51,119
Change in other comprehensive income, net of tax	7,152					7,152		7,152

Comprehensive income	$58,271

Common stock dividends ($0.36/share)					(41,412)			(41,412)
Issuance of common stock			4	3,604			(778)	2,830
Restricted stock compensation				2,060				2,060
Tax expense of stock-based compensation				(205)				(205)

Balance at September 30, 2010		$—	$1,142	$1,092,828	$(3,126)	$(23,481)	$(2,517)	$1,064,846

Balance at January 1, 2009		$—	$894	$953,200	$(1,143)	$(26,505)	$(462)	$925,984
Net income	$36,555				36,555			36,555
Change in other comprehensive income, net of tax	(3,024)					(3,024)		(3,024)

Comprehensive income	$33,531

Common stock dividends ($0.36/share)					(35,312)			(35,312)
Preferred stock dividends and amortization of discount		4,975			(8,308)			(3,333)
Issuance of preferred stock and common stock warrant		95,025		4,723				99,748
Redemption of preferred stock		(100,000)						(100,000)
Issuance of common stock			243	126,924			(1,290)	125,877
Restricted stock compensation				1,689				1,689
Tax expense of stock-based compensation				(158)				(158)
Cumulative effect of applying FSP 115-2 and 124-2					4,563			4,563

Balance at September 30, 2009		$—	$1,137	$1,086,378	$(3,645)	$(29,529)	$(1,752)	$1,052,589

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Nine Months Ended
	September 30,
	2010	2009
Operating Activities
Net income	$51,119	$36,555
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	21,558	20,106
Provision for loan losses	36,516	40,878
Deferred taxes	(3,137)	(19,388)
Gain on sale of securities	(2,517)	(498)
Other-than-temporary impairment losses on securities	2,288	4,234
Tax expense of stock-based compensation	205	158
Net change in:
Interest receivable	275	2,166
Interest payable	(1,685)	(2,741)
Residential mortgage loans held for sale	(3,975)	(8,355)
Bank owned life insurance	(2,289)	(53)
Other, net	14,145	30,964

Net cash flows provided by operating activities	112,503	104,026

Investing Activities
Net change in loans	(204,584)	(72,289)
Securities available for sale:
Purchases	(335,865)	(449,945)
Sales	59,459	758
Maturities	259,191	235,469
Securities held to maturity:
Purchases	(278,089)	(155,467)
Maturities	181,662	194,762
Purchase of bank owned life insurance	(27)	(8)
Withdrawal/surrender of bank owned life insurance	360	13,700
Increase in premises and equipment	(5,305)	(5,758)
Acquisitions, net of cash acquired	—	47

Net cash flows used in investing activities	(323,198)	(238,731)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	235,883	309,293
Time deposits	(18,278)	(105,133)
Short-term borrowings	148,415	10,144
Increase in long-term debt	108,871	26,502
Decrease in long-term debt	(230,492)	(137,495)
Decrease in junior subordinated debt	(506)	(506)
Issuance of preferred stock and common stock warrant	—	99,748
Redemption of preferred stock	—	(100,000)
Net proceeds from issuance of common stock	4,890	127,566
Tax expense of stock-based compensation	(205)	(158)
Cash dividends paid	(41,412)	(38,645)

Net cash flows provided by financing activities	207,166	191,316

Net (Decrease) Increase in Cash and Cash Equivalents	(3,529)	56,611
Cash and cash equivalents at beginning of period	310,550	172,203

Cash and Cash Equivalents at End of Period	$307,021	$228,814

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(Unaudited)
September 30, 2010
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
CAPITAL
          On January 9, 2009, in conjunction with the U.S. Department of the Treasury (UST) Capital Purchase Program (CPP), the Corporation issued to the UST 100,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock for an aggregate purchase price of $100,000. The warrant has a ten-year term and an exercise price of $11.52 per share.
          On June 16, 2009, the Corporation completed a public offering of 24,150,000 shares of common stock at a price of $5.50 per share. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $125,784. As a result of the completion of the public stock offering, the number of shares of the Corporation’s common stock purchasable upon exercise of the warrant issued to the UST was reduced in half to 651,042 shares and the exercise price was unchanged.

          On September 9, 2009, the Corporation utilized a portion of the proceeds of its public offering to redeem all of the Series C Preferred Stock issued to the UST under the CPP and to pay the related final accrued dividend. Since receiving the CPP funds on January 9, 2009, the Corporation paid the UST $3,333 in cash dividends. Upon redemption, the remaining difference of $4,319 between the Series C Preferred Stock redemption amount and the recorded amount of discount amortization was charged to retained earnings as non-cash deemed preferred stock dividends. The non-cash deemed preferred stock dividends had no impact on total equity, but reduced earnings per diluted common share by $0.04.
          The remaining offering proceeds were used for general corporate purposes and to enhance capital levels.
MERGERS AND ACQUISITIONS
Pending Acquisition
          On August 9, 2010, the Corporation announced the signing of a definitive merger agreement to acquire Comm Bancorp, Inc. (CBI), a bank holding company with approximately $641,765 in assets based in Clarks Summit, Pennsylvania. The transaction is valued at approximately $67,727. Under the terms of the merger agreement, CBI shareholders will be entitled to receive 3.4545 shares of F.N.B. Corporation common stock and $10.00 in cash for each share of CBI common stock. The transaction is expected to be completed in the fourth quarter of 2010, pending regulatory approvals, the approval of shareholders of CBI and the satisfaction of other closing conditions.
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
SECURITIES
          The amortized cost and fair value of securities are as follows:
Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010
U.S. Treasury and other U.S. government agencies and corporations	$281,886	$1,939	$—	$283,825
Residential mortgage-backed securities:
Agency mortgage-backed securities	215,623	6,428	—	222,051
Agency collateralized mortgage obligations	151,042	2,343	—	153,385
Non-agency collateralized mortgage obligations	39	1	—	40
States of the U.S. and political subdivisions	58,904	2,294	(13)	61,185
Collateralized debt obligations	19,288	—	(14,125)	5,163
Other debt securities	12,990	—	(1,840)	11,150

Total debt securities	739,772	13,005	(15,978)	736,799
Equity securities	1,918	220	(109)	2,029

	$741,690	$13,225	$(16,087)	$738,828

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$251,192	$1,563	$(299)	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	319,902	6,035	(166)	325,771
Agency collateralized mortgage obligations	43,985	54	(531)	43,508
Non-agency collateralized mortgage obligations	47	—	(2)	45
States of the U.S. and political subdivisions	74,177	1,495	(89)	75,583
Collateralized debt obligations	21,590	—	(16,766)	4,824
Other debt securities	12,999	—	(2,569)	10,430

Total debt securities	723,892	9,147	(20,422)	712,617
Equity securities	2,656	224	(148)	2,732

	$726,548	$9,371	$(20,570)	$715,349

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
September 30, 2010
U.S. Treasury and other U.S. government agencies and corporations	$4,981	$265	$—	$5,246
Residential mortgage-backed securities:
Agency mortgage-backed securities	655,652	29,518	(38)	685,132
Agency collateralized mortgage obligations	45,390	722	—	46,112
Non-agency collateralized mortgage obligations	38,275	471	(919)	37,827
States of the U.S. and political subdivisions	120,413	5,637	(138)	125,912
Collateralized debt obligations	3,466	—	(714)	2,752
Other debt securities	1,588	29	(9)	1,608

	$869,765	$36,642	$(1,818)	$904,589

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,386	$81	$—	$5,467
Residential mortgage-backed securities:
Agency mortgage-backed securities	566,876	23,141	(261)	589,756
Agency collateralized mortgage obligations	27,263	406	—	27,669
Non-agency collateralized mortgage obligations	49,000	—	(3,245)	45,755
States of the U.S. and political subdivisions	121,548	2,477	(399)	123,626
Collateralized debt obligations	3,590	—	(812)	2,778
Other debt securities	1,618	11	(143)	1,486

	$775,281	$26,116	$(4,860)	$796,537

          The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. As of September 30, 2010 and December 31, 2009, the Corporation did not hold any trading securities.
          The Corporation recognized a gain of $2,291 for the nine months ended September 30, 2010 relating to the sale of a $6,016 U.S. government agency security and $52,625 of mortgage backed securities. These securities were sold to better position the balance sheet for the remainder of 2010. Additionally, the Corporation recognized a gain of $226 for the nine months ended September 30, 2010 relating to other securities sold during that period. The Corporation recognized a gain of $206 for the nine months ended September 30, 2009 relating to the acquisition by a third party of a company in which the Corporation owned stock. Additionally, the Corporation recognized a gain of $292 for the nine months ended September 30, 2009 relating to securities sold and called during that period. No security sales were at a loss.
          Gross gains and gross losses were realized on sales of securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Gross gains	$80	$154	$2,517	$498
Gross losses	—	—	—	—

	$80	$154	$2,517	$498

          As of September 30, 2010, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$12,880	$12,900	$6,438	$6,477
Due from one to five years	267,218	269,199	23,776	24,902
Due from five to ten years	17,178	17,722	16,405	17,270
Due after ten years	75,792	61,502	83,829	86,869

	373,068	361,323	130,448	135,518
Residential mortgage-backed securities:
Agency mortgage-backed securities	215,623	222,051	655,652	685,132
Agency collateralized mortgage obligations	151,042	153,385	45,390	46,112
Non-agency collateralized mortgage obligations	39	40	38,275	37,827
Equity securities	1,918	2,029	—	—

	$741,690	$738,828	$869,765	$904,589

          Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.
          At September 30, 2010 and December 31, 2009, securities with a carrying value of $746,674 and $598,078, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $763,352 and $616,000 at September 30, 2010 and December 31, 2009, respectively, were pledged as collateral for short-term borrowings.
          Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
States of the U.S. and political subdivisions	$1,357	$(13)	$—	$—	$1,357	$(13)
Collateralized debt obligations	—	—	5,163	(14,125)	5,163	(14,125)
Other debt securities	4,070	(18)	7,080	(1,822)	11,150	(1,840)
Equity securities	268	(6)	743	(103)	1,011	(109)

	$5,695	$(37)	$12,986	$(16,050)	$18,681	$(16,087)

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$46,501	$(299)	$—	$—	$46,501	$(299)
Residential mortgage-backed securities:
Agency mortgage-backed securities	68,313	(166)	—	—	68,313	(166)
Agency collateralized mortgage obligations	29,516	(531)	—	—	29,516	(531)
Non-agency collateralized mortgage obligations	45	(2)	—	—	45	(2)
States of the U.S. and political subdivisions	12,357	(89)	—	—	12,357	(89)
Collateralized debt obligations	3,755	(12,023)	1,069	(4,743)	4,824	(16,766)
Other debt securities	—	—	10,430	(2,569)	10,430	(2,569)
Equity securities	789	(99)	721	(49)	1,510	(148)

	$161,276	$(13,209)	$12,220	$(7,361)	$173,496	$(20,570)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2010
Residential mortgage-backed securities:
Agency mortgage-backed securities	$15,440	$(38)	$—	$—	$15,440	$(38)
Non-agency collateralized mortgage obligations	—	—	11,736	(919)	11,736	(919)
States of the U.S. and political subdivisions	3,642	(53)	2,451	(85)	6,093	(138)
Collateralized debt obligations	—	—	2,752	(714)	2,752	(714)
Other debt securities	—	—	1,322	(9)	1,322	(9)

	$19,082	$(91)	$18,261	$(1,727)	$37,343	$(1,818)

December 31, 2009
Residential mortgage-backed securities:
Agency mortgage-backed securities	$20,650	$(261)	$—	$—	$20,650	$(261)
Non-agency collateralized mortgage obligations	15,534	(80)	30,221	(3,165)	45,755	(3,245)
States of the U.S. and political subdivisions	13,055	(362)	1,968	(37)	15,023	(399)
Collateralized debt obligations	—	—	2,778	(812)	2,778	(812)
Other debt securities	—	—	1,192	(143)	1,192	(143)

	$49,239	$(703)	$36,159	$(4,157)	$85,398	$(4,860)

          As of September 30, 2010, securities with unrealized losses for less than 12 months include 1 investment in a residential mortgage-backed security, 5 investments in states of the U.S. and political subdivision securities, 1 investment in an other debt security and 2 investments in equity securities. Securities with unrealized losses of greater than 12 months include 2 investments in residential mortgage-backed securities (non-agency collateralized mortgage obligations (CMOs)),1 investment in states of the U.S. and political subdivisions, 13 investments in collateralized debt obligations (CDOs), 6 investments in other debt securities and 4 investments in equity securities. The unrealized losses relating to the residential mortgage-backed securities and states of the U.S. and political subdivisions are considered temporary resulting primarily from changes in interest rates.
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
          The Corporation prices its holdings of TPS using Level 3 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and guidance issued by the SEC. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the Corporation considers the following:
•	that current defaults would have no recovery;

•	that some individually analyzed deferrals will cure at rates varying from 10% to 90% after the deferral period ends;

•	recent historical performance metrics, including profitability, capital ratios, loan charge-offs and loan reserve ratios, for the underlying institutions that would indicate a higher probability of default by the institution;

•	that institutions identified as possessing a higher probability of default would recover at a rate of 10% for banks and 15% for insurance companies;

•	that financial performance of the financial sector continues to be affected by the economic environment resulting in an expectation of additional deferrals and defaults in the future;

•	whether the security is currently deferring interest; and

•	the external rating of the security and recent changes to its external rating.
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
          The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and seven single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At September 30, 2010, the 13 pooled TPS had an estimated fair value of $7,915 while the single-issuer TPS had an estimated fair value of $12,472. The Corporation has concluded from the analysis performed at September 30, 2010 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.
          Upon adoption of ASC Topic 320, the Corporation determined that $7,021 of OTTI charges previously recorded were non-credit related. As such, a $4,564 (net of $2,457 of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income were recorded as the cumulative effect of adopting ASC Topic 320 as of April 1, 2009.
          The Corporation recognized net impairment losses on securities of $2,288 and $4,234 for the nine months ended September 30, 2010 and 2009, respectively, due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired. Impairment losses related to bank stocks for the nine months ended September 30, 2010 and 2009 amounted to $7 and $665, respectively. For the nine months ended September 30, 2010, impairment losses on pooled TPS amounted to $9,539, which includes $7,251 ($4,713, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $2,288 of credit-related impairment losses recognized in earnings.
          The impairment losses on bank stocks relate to securities that were in an unrealized loss position for an extended period of time or the percentage of unrealized loss was such that management believes it would be unlikely to recover in the near term. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At September 30, 2010, the Corporation held 14 bank stocks with an adjusted cost basis of $1,892 and fair value of $2,002.
          At September 30, 2010, all 12 of the pooled trust preferred security investments on which OTTI has been recognized are classified as non-performing investments.
          The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	September 30,	December 31,
	2010	2009
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(16,051)	$—
Amount of OTTI related to credit loss on April 1, 2009 (1)	—	(8,953)
Additions related to credit loss for securities with previously recognized OTTI	(2,235)	(2,315)
Additions related to credit loss for securities with initial OTTI	(46)	(4,783)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(16,051)

(1)	Amount represents the OTTI charges recorded for pooled trust preferred securities, net of the Corporation’s cumulative effect adjustment upon adoption of ASC Topic 320, effective April 1, 2009.
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

          The following table provides information relating to the Corporation’s TPS as of September 30, 2010:

								Actual	Actual	Projected
							Number of	Defaults (as	Deferrals (as	Recovery
		Current				Lowest	Issuers	a percent of	a percent of	Rates on
		Par	Amortized	Fair	Unrealized	Credit	Currently	original	original	Current	Expected
Deal Name	Class	Value	Cost	Value	Loss	Ratings	Performing	collateral)	collateral)	Deferrals (1)	Defaults (2)
Pooled TPS:
P1	C1	$5,500	$2,266	$858	$(1,408)	C	46	19%	16%	27%	12%
P2	C1	4,889	2,746	446	(2,300)	C	42	14	18	32	14
P3	C1	5,561	4,218	1,138	(3,080)	C	52	11	8	26	16
P4	C1	3,994	2,852	680	(2,172)	C	53	15	10	36	16
P5	MEZ	483	358	172	(186)	C	24	15	16	46	12
P6	MEZ	1,909	1,087	629	(458)	C	23	17	14	10	13
P7	B3	2,000	726	259	(467)	C	23	28	9	45	14
P8	B1	3,028	2,386	667	(1,719)	C	51	12	23	34	15
P9	C	5,048	756	51	(705)	C	36	13	29	28	14
P10 (3)	C	507	461	83	(378)	C	51	13	12	29	13
P11	C	2,011	787	106	(681)	C	46	14	14	21	14
P12	A4L	2,000	645	74	(571)	C	27	16	19	35	17

Total OTTI		36,930	19,288	5,163	(14,125)		474	15	15	30	14

P13 (3)	SNR	3,304	3,466	2,752	(714)	A3	21	9	12	41	12

Total Not OTTI		3,304	3,466	2,752	(714)		21	9	12	41	12

Total Pooled TPS		$40,234	$22,754	$7,915	$(14,839)		495	15%	15%	31%	14%

Single Issuer TPS:
S1		$2,000	$1,946	$1,410	$(536)	BB	1
S2		2,000	1,908	1,505	(403)	BBB+	1
S3		2,000	2,050	1,860	(190)	B+	1
S4		2,000	2,000	1,600	(400)	B+	1
S5		4,000	4,087	4,070	(17)	Baa2	1
S6		1,000	999	705	(294)	BB	1
S7		1,300	1,331	1,322	(9)	BB	1

Total Single Issuer TPS		$14,300	$14,321	$12,472	$(1,849)		7

Total TPS		$54,534	$37,075	$20,387	$(16,688)		502

(1)	Some current deferrals are projected to cure at rates varying from 10% to 90% after the deferral period ends.

(2)	Expected future defaults as a percent of remaining performing collateral. Future deferrals and defaults are generally assumed to have recovery rates of 10% for banks and 15% for insurance companies.

(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. The P10 and P13 securities had excess subordination as a percent of current collateral of 0.27% and 53.34%, respectively, as of September 30, 2010.

Non-Agency CMOs
          The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, have paid down to a balance of $38,275 at September 30, 2010, including $10,725 of paydowns during the first nine months of 2010, an annualized payout rate of 29%. In addition, one AAA-rated holding that was performing well was redeemed by the issuer at par during the quarter. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 1.3% to 7.0%. This credit support has grown to a range of 4.6% to 19.3%, due to paydowns and good credit performance through the first half of 2008. Beginning in the second half of 2008, national delinquencies, an early warning sign of potential default, began to accelerate on the collateral pools. The rate of delinquencies in the third quarter of 2010 was stable versus last quarter. All CMO holdings are current with regards to principal and interest payments due.
          The rating agencies monitor these non-agency CMOs and the underlying collateral performance for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given item of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, four of the eleven non-agency CMOs have been downgraded from AAA.
          The Corporation determines its credit related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12 — 24 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio.

          The following table provides information relating to the Corporation’s non-agency CMOs as of September 30, 2010:

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %
	Original	Book								%	%		Total		Credit
Security	Year	Value	S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day	Foreclosure	OREO	Bankruptcy	Delinquency	LTV	Score
1	2003	$4,923	AAA	n/a	2.5	4.8	0.6	0.2	0.5	0.4	0.0	0.4	2.3	52.7%	740
2	2003	2,777	AAA	n/a	4.3	15.5	1.9	2.3	3.4	2.7	0.1	0.7	11.0	56.8	712
3	2003	2,319	AAA	n/a	2.0	5.7	0.5	0.0	1.1	1.4	0.0	0.2	3.1	48.2	743
4	2003	2,137	AAA	n/a	2.7	16.4	0.0	0.1	1.1	0.8	0.0	1.0	3.0	51.5	n/a
5	2003	1,359	AAA	n/a	2.4	9.4	0.6	0.4	1.7	1.1	0.0	0.7	4.5	51.4	736
6	2004	4,443	AAA	Aa3	7.0	19.3	2.9	1.3	3.8	6.8	0.5	1.1	16.5	56.7	692
7	2004	3,263	AA+	n/a	5.3	10.4	1.0	0.0	1.2	1.5	0.0	1.0	4.7	48.1	736
8	2004	2,093	n/a	Aaa	2.5	7.2	1.0	0.0	0.0	2.5	0.0	0.0	2.5	56.9	741
9	2004	2,306	AAA	Aaa	4.4	9.1	1.5	0.4	0.6	2.0	0.7	0.9	6.1	55.9	733
10	2005	7,589	CCC	Caa1	5.1	5.7	4.0	2.1	9.1	4.8	0.9	1.8	22.6	65.7	708
11	2005	5,066	CCC	B2	4.7	4.6	3.0	2.8	5.8	5.6	1.5	1.0	19.6	66.4	728

		$38,275			4.0	9.1								57.5%	723

FEDERAL HOME LOAN BANK STOCK
          The Corporation is a member of the Federal Home Loan Bank (FHLB) of Pittsburgh. The FHLB requires members to purchase and hold a specified minimum level of FHLB stock based upon their level of borrowings, collateral balances and participation in other programs offered by the FHLB. Stock in the FHLB is non-marketable and is redeemable at the discretion of the FHLB. Both cash and stock dividends on FHLB stock are reported as income.
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
          At both September 30, 2010 and December 31, 2009, the Corporation’s FHLB stock totaled $27,962 and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC Topic 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
          The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At June 30, 2010, the FHLB’s capital ratio of 7.2% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:
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
          At September 30, 2010, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future. On October 29, 2010 the FHLB redeemed $1,398 of stock at par value, which reduced the Corporation’s holdings to $26,564.
BORROWINGS
          Following is a summary of short-term borrowings:

	September 30,	December 31,
	2010	2009
Securities sold under repurchase agreements	$687,139	$536,784
Subordinated notes	120,221	121,938
Other short-term borrowings	10,222	10,445

	$817,582	$669,167

          Securities sold under repurchase agreements is comprised of treasury management accounts, which are borrowings from commercial customers of FNBPA which are generally renewable on a daily basis. Securities are pledged to these customers in an amount equal to the outstanding balance.
Following is a summary of long-term debt:

	September 30,	December 31,
	2010	2009
Federal Home Loan Bank advances	$130,972	$256,921
Subordinated notes	71,672	67,343
Convertible debt	613	613

	$203,257	$324,877

          The Corporation’s banking affiliate has available credit with the FHLB of $1,831,371 of which $130,972 was used as of September 30, 2010. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 1.35% to 4.85% for the nine months ended September 30, 2010 and 2.28% to 5.54% for the year ended December 31, 2009. During the first nine months of 2010, the Corporation prepaid $59,000 of FHLB advances yielding 3.93% and incurred a prepayment penalty of $2,269 that was recorded in other non-interest expense.
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
          The following table provides information relating to the Trusts as of September 30, 2010:

	F.N.B.	F.N.B.	Omega	Sun Bancorp
	Statutory	Statutory	Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,859	17,314
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	3.78%	7.17%	2.71%	10.20%
	variable;	fixed until	variable;
	LIBOR plus	6/15/11;	LIBOR plus
	325 basis points	then LIBOR plus	219 basis points
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
          At September 30, 2010, the Corporation was party to 121 swaps with notional amounts totaling approximately $456,961 with customers, and 121 swaps with notional amounts totaling approximately $456,961 with derivative counterparties. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance
	Sheet	September 30,	December 31,
	Location	2010	2009
Interest Rate Products:
Asset derivatives	Other assets	$37,025	$13,305
Liability derivatives	Other liabilities	36,616	12,497
          The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Nine Months Ended
	Statement	September 30,
	Location	2010	2009
Interest rate products	Other income	$(399)	$173
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
          Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of September 30, 2010, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $38,243. At September 30, 2010, the Corporation has posted collateral with derivative counterparties with a fair value of $28,968, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $9,275 in excess of amounts previously posted as collateral with the respective counterparties.

          The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at September 30, 2010 are not material.
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
          Following is a summary of off-balance sheet credit risk information:

	September 30,	December 31,
	2010	2009
Commitments to extend credit	$1,495,539	$1,411,865
Standby letters of credit	107,198	87,917
          At September 30, 2010, funding of approximately 81.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
          Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers. The obligations are not recorded in the Corporation’s consolidated financial statements. The Corporation’s maximum exposure to credit loss in the event the customer does not satisfy the terms of the agreement equals the notional amount of the obligation less the value of any collateral.
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

STOCK INCENTIVE PLANS
Restricted Stock
          The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the nine months ended September 30, 2010 and 2009, the Corporation issued 500,707 and 469,346 restricted stock awards with aggregate weighted average grant date fair values of $7.77 and $5.99, respectively, under these Plans. As of September 30, 2010, the Corporation had available up to 2,536,289 shares of common stock to issue under these Plans.
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
          Share-based compensation expense related to restricted stock awards was $2,059 and $1,689 for the nine months ended September 30, 2010 and 2009, the tax benefit of which was $721 and $591, respectively.
          The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	854,440	$10.57	527,101	$15.34
Granted	500,707	7.77	469,346	5.99
Vested	(95,281)	15.05	(99,369)	17.59
Forfeited	(32,008)	9.21	(90,705)	13.04
Dividend reinvestment	50,208	8.37	33,446	6.64

Unvested awards outstanding at end of period	1,278,066	9.09	839,819	9.75

          The total fair value of awards vested was $698 and $1,046 for the nine months ended September 30, 2010 and 2009, respectively.
          As of September 30, 2010, there was $6,093 of unrecognized compensation cost related to unvested restricted stock awards including $71 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC Topic 718, Compensation — Stock Compensation, on January 1, 2006. The components of the restricted stock awards as of September 30, 2010 are as follows:

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	483,387	794,679	1,278,066
Unrecognized compensation expense	$1,924	$4,169	$6,093
Intrinsic value	$4,138	$6,802	$10,940
Weighted average remaining life (in years)	2.15	2.35	2.27

Stock Options
          The Corporation did not grant stock options during the nine months ended September 30, 2010 or 2009. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock option exercises. No stock options were exercised during the nine months ended September 30, 2010. Shares issued upon the exercise of stock options were 1,624 for the nine months ended September 30, 2009.
          The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2010		2009
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	968,090	$13.67	1,299,317	$14.00
Exercised	—	—	(1,624)	15.53
Forfeited	(155,613)	11.42	(291,910)	14.90

Options outstanding and exercisable at end of period	812,477	14.10	1,005,783	13.74

          The intrinsic value of outstanding and exercisable stock options at September 30, 2010 was $(4,483), since the fair value of the stock subject to the options was less than the exercise price.
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
RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS
          The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007, benefits are earned based on the employee’s compensation each year and caused a remeasurement that produced a net unrecognized service credit of $14,079, which is being amortized over the average period of future service of active employees of 13.5 years. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan, the Corporation does not expect to make a contribution to the RIP in 2010. The Corporation amended the RIP on October 20, 2010 to be frozen effective December 31, 2010, at which time the Corporation will take the remaining previously unrecognized prior service credit of approximately $10,347 into income as a reduction to expense in the fourth quarter of 2010.
          The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit is reduced by the monthly benefit the participant receives from Social Security, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the two percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008. The Corporation anticipates that the ERISA Excess Retirement Plan will be frozen as of December 31, 2010.
          The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service cost	$899	$772	$2,709	$2,580
Interest cost	1,741	1,770	5,258	5,244
Expected return on plan assets	(1,875)	(1,798)	(5,621)	(5,388)
Amortization:
Unrecognized net transition asset	(23)	(23)	(70)	(70)
Unrecognized prior service credit	(287)	(299)	(880)	(896)
Unrecognized loss	843	781	2,284	2,159

Net periodic pension benefit cost	$1,298	$1,203	$3,680	$3,629

          The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matches 50 percent of an eligible employee’s contribution on the first 6 percent that the employee defers. Employees are generally eligible to participate upon having attained age 21. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. The Corporation’s contribution expense was $3,724 and $3,159 for the nine months ended September 30, 2010 and 2009, respectively.
          Effective January 1, 2011, the Corporation has adopted a safe-harbor contribution method in which the Corporation will match 100 percent of the first four percent that the employee defers. In addition, substantially all employees will be eligible for a three percent automatic contribution after each calendar year end and may be eligible for an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year.
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
          The net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest cost	$17	$20	$50	$70
Amortization of unrecognized loss	—	(1)	—	1

Net periodic postretirement benefit cost	$17	$19	$50	$71

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
          At September 30, 2010, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at September 30, 2010 based on the level of historical taxable income and taxes paid in available carry-back periods.
COMPREHENSIVE INCOME
          The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$17,217	$10,306	$51,119	$36,555
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Arising during the period, net of tax expense (benefit) of $852, $1,860, $2,943 and $(3,046)	1,582	3,454	5,465	(5,657)
Less: reclassification adjustment for losses (gains) included in net income, net of tax (benefit) expense of $28, $(1,098), $80 and $(1,307)	(52)	2,039	(149)	2,428
Pension and postretirement amortization, net of tax expense (benefit) of $187, $(147), $988 and $110	347	(274)	1,836	205

Other comprehensive income (loss)	1,877	5,219	7,152	(3,024)

Comprehensive income	$19,094	$15,525	$58,271	$33,531

          The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows:

September 30	2010	2009

Non-credit related loss on debt securities not expected to be sold	$(9,181)	$(11,254)
Unrealized net gain (loss) on other available for sale securities	7,477	3,687
Unrecognized pension and postretirement obligations	(21,777)	(21,962)

Accumulated other comprehensive loss	$(23,481)	$(29,529)

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
          The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income available to common stockholders — basic earnings per share	$17,217	$4,809	$51,119	$28,246
Interest expense on convertible debt	5	5	15	15

Net income available to common stockholders after assumed conversion — diluted earnings per share	$17,222	$4,814	$51,134	$28,261

Basic weighted average common shares outstanding	113,983,990	113,571,703	113,871,635	98,869,326
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	502,261	299,234	416,965	235,683

Diluted weighted average common shares outstanding	114,486,251	113,870,937	114,288,600	99,105,009

Basic earnings per common share	$0.15	$0.04	$0.45	$0.29

Diluted earnings per common share	$0.15	$0.04	$0.45	$0.29

          For the three months ended September 30, 2010 and 2009, 835,375 and 1,437,326 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive. For the nine months ended September 30, 2010 and 2009, 870,784 and 1,559,725 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information:

Nine Months Ended September 30	2010	2009
Interest paid on deposits and other borrowings	$70,394	$97,452
Income taxes paid	23,950	4,000
Transfers of loans to other real estate owned	22,033	13,431
Financing of other real estate owned sold	754	489
BUSINESS SEGMENTS
          The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment provides services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
          The following tables provide financial information for these segments of the Corporation. The information provided under the caption “Parent and Other” represents operations not considered to be reportable segments and/or general operating expenses of the Corporation, and includes the parent company, other non-bank subsidiaries and eliminations and adjustments which are necessary for purposes of reconciliation to the consolidated amounts.

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended September 30, 2010	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$84,282	$4	$48	$8,534	$1,079	$93,947
Interest expense	17,901	—	—	1,216	2,571	21,688
Net interest income	66,381	4	48	7,318	(1,492)	72,259
Provision for loan losses	10,456	—	—	1,650	207	12,313
Non-interest income	20,434	5,120	3,163	524	(1,487)	27,754
Non-interest expense	51,611	4,046	2,929	4,041	(55)	62,572
Intangible amortization	1,481	88	106	—	—	1,675
Income tax expense (benefit)	6,250	359	65	776	(1,214)	6,236
Net income (loss)	17,017	631	111	1,375	(1,917)	17,217
Total assets	8,800,430	20,139	19,642	168,269	(15,437)	8,993,043
Total intangibles	537,073	12,054	11,884	1,809	—	562,820

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended September 30, 2009	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$87,861	$3	$64	$8,154	$668	$96,750
Interest expense	24,763	—	—	1,353	2,873	28,989
Net interest income	63,098	3	64	6,801	(2,205)	67,761
Provision for loan losses	14,693	—	—	1,521	241	16,455
Non-interest income	16,830	4,583	3,321	533	(1,522)	23,745
Non-interest expense	49,512	3,672	3,140	4,027	238	60,589
Intangible amortization	1,533	92	107	—	—	1,732
Income tax expense (benefit)	2,975	297	51	650	(1,549)	2,424
Net income (loss)	11,215	525	87	1,136	(2,657)	10,306
Total assets	8,398,925	19,881	21,152	167,720	(11,806)	8,595,872
Total intangibles	543,058	12,409	12,302	1,809	—	569,578

At or for the Nine Months	Community	Wealth		Consumer	Parent and
Ended September 30, 2010	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$252,988	$10	$155	$24,660	$3,041	$280,854
Interest expense	57,593	—	—	3,673	7,443	68,709
Net interest income	195,395	10	155	20,987	(4,402)	212,145
Provision for loan losses	31,451	—	—	4,547	518	36,516
Non-interest income	62,389	15,339	10,045	1,710	(3,011)	86,472
Non-interest expense	154,399	12,209	8,835	11,953	337	187,733
Intangible amortization	4,458	263	320	—	—	5,041
Income tax expense (benefit)	17,773	1,037	375	2,237	(3,214)	18,208
Net income (loss)	49,703	1,840	670	3,960	(5,054)	51,119
Total assets	8,800,430	20,139	19,642	168,269	(15,437)	8,993,043
Total intangibles	537,073	12,054	11,884	1,809	—	562,820

At or for the Nine Months	Community	Wealth		Consumer	Parent and
Ended September 30, 2009	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$266,042	$10	$218	$24,006	$1,782	$292,058
Interest expense	81,735	—	—	4,256	8,720	94,711
Net interest income	184,307	10	218	19,750	(6,938)	197,347
Provision for loan losses	35,726	—	—	4,626	526	40,878
Non-interest income	57,747	14,856	10,749	1,636	(4,786)	80,202
Non-interest expense	149,998	11,875	9,203	11,680	1,442	184,198
Intangible amortization	4,764	275	321	—	—	5,360
Income tax expense (benefit)	12,213	976	513	1,847	(4,991)	10,558
Net income (loss)	39,353	1,740	930	3,233	(8,701)	36,555
Total assets	8,398,925	19,881	21,152	167,720	(11,806)	8,595,872
Total intangibles	543,058	12,409	12,302	1,809	—	569,578

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
          Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
          Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2010, approximately 97.7% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 2.3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.
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
          Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
          The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2010
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$283,825	$—	$283,825
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	222,051	—	222,051
Agency collateralized mortgage obligations	—	153,385	—	153,385
Non-agency collateralized mortgage obligations	—	40	—	40
States of the U.S. and political subdivisions	—	61,185	—	61,185
Collateralized debt obligations	—	—	5,163	5,163
Other debt securities	—	—	11,150	11,150

	—	720,486	16,313	736,799

Available for sale equity securities:
Financial services industry	381	1,262	359	2,002
Insurance services industry	27	—	—	27

	408	1,262	359	2,029

	408	721,748	16,672	738,828
Derivative financial instruments	—	37,025	—	37,025

	$408	$758,773	$16,672	$775,853

Liabilities measured at fair value:
Derivative financial instruments	—	$36,616	—	$36,616

	—	$36,616	—	$36,616

	Level 1	Level 2	Level 3	Total
December 31, 2009
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$252,456	$—	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	325,771	—	325,771
Agency collateralized mortgage obligations	—	43,508	—	43,508
Non-agency collateralized mortgage obligations	—	45	—	45
States of the U.S. and political subdivisions	—	75,583	—	75,583
Collateralized debt obligations	—	—	4,824	4,824
Other debt securities	—	—	10,430	10,430

	—	697,363	15,254	712,617

Available for sale equity securities:
Financial services industry	992	1,385	333	2,710
Insurance services industry	22	—	—	22

	1,014	1,385	333	2,732

	1,014	698,748	15,587	715,349
Derivative financial instruments	—	13,305	—	13,305

	$1,014	$712,053	$15,587	$728,654

Liabilities measured at fair value:
Derivative financial instruments	—	$12,497	—	$12,497

	—	$12,497	—	$12,497

          The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Collateralized	Other
	Debt	Debt	Equity
	Obligations	Securities	Securities	Total
Nine Months Ended September 30, 2010
Balance at beginning of period	$4,824	$10,430	$333	$15,587
Total gains (losses) — realized/unrealized:
Included in earnings	(2,281)	—	—	(2,281)
Included in other comprehensive income	2,619	720	27	3,366
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of period	$5,162	$11,150	$360	$16,672

	Collateralized	Other
	Debt	Debt	Equity
	Obligations	Securities	Securities	Total
Twelve Months Ended December 31, 2009
Balance at beginning of period	$14,626	$8,475	$293	$23,394
Total gains (losses) — realized/unrealized:
Included in earnings	(7,098)	—	—	(7,098)
Included in other comprehensive income	(2,704)	2,236	40	(428)
Purchases, issuances, and settlements	—	14,465	—	14,465
Transfers in and/or (out) of Level 3	—	(14,746)	—	(14,746)

Balance at end of period	$4,824	$10,430	$333	$15,587

          The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.
          The amount of total losses included in earnings for the nine months ended September 30, 2010 and 2009 and for the year 2009 attributable to the change in unrealized gains or losses relating to assets still held as of those dates was $2,281, $3,510 and $7,098, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.
          In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a nonrecurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a nonrecurring basis still held in the balance sheet, the following table provides the hierarchy level and the fair value of the related assets or portfolios:

	Level 1	Level 2	Level 3	Total
September 30, 2010
Impaired loans	—	$2,246	$42,944	$45,190
Other real estate owned	—	16,776	5,026	21,802

December 31, 2009
Impaired loans	—	2,794	21,981	24,775
Other real estate owned	—	6,929	7,687	14,616
          Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2010 had a carrying amount of $48,646 and an allocated allowance for loan losses of $10,167 at September 30, 2010. The allocated allowance is based on fair value of $45,190 less estimated costs to sell of $6,711. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $6,971 which was included in the provision for loan losses for the nine months ended September 30, 2010.
          OREO with a carrying amount of $28,417 was written down to $21,802 (fair value of $25,187 less estimated costs to sell of $3,385), resulting in a loss of $6,615, which was included in earnings for the nine months ended September 30, 2010.
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
          The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and short-term investments	$307,021	$307,021	$310,550	$310,550
Securities available for sale	738,828	738,828	715,349	715,349
Securities held to maturity	869,765	904,589	775,281	796,537
Net loans, including loans held for sale	5,904,679	5,951,693	5,757,460	5,770,824
Bank owned life insurance	207,402	207,402	205,447	205,447
Accrued interest receivable	26,944	26,944	27,219	27,219

Financial Liabilities
Deposits	6,597,828	6,641,540	6,380,223	6,420,971
Short-term borrowings	817,582	818,313	669,167	669,712
Long-term debt	203,257	210,746	324,877	333,494
Junior subordinated debt	204,204	104,128	204,711	90,721
Accrued interest payable	7,265	7,265	8,951	8,951

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month and nine-month periods ended September 30, 2010. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The Corporation’s results of operations for the nine months ended September 30, 2010 are not necessarily indicative of results to be expected for the year ending December 31, 2010.
IMPORTANT NOTE REGARDING FORWARD-LOOKING STATEMENTS
          Certain statements in this report are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995, which statements generally can be identified by the use of forward-looking terminology, such as “may,” “will,” “expect,” “estimate,” “anticipate,” “believe,” “target,” “plan,” “project” or “continue” or the negatives thereof or other variations thereon or similar terminology, and are made on the basis of management’s current plans and analyses of the Corporation, its business and the industry as a whole. These forward-looking statements are subject to risks and uncertainties, including, but not limited to, economic conditions, competition, interest rate sensitivity and the impact of regulatory and legislative changes, including those resulting from the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and any requirements adopted by the Basel Committee on Banking Supervision. The above factors in some cases could affect the Corporation’s financial performance and could cause actual results to differ materially from those expressed or implied in such forward-looking statements. The Corporation does not undertake to update or revise its forward-looking statements even if experience or future changes make it clear that the Corporation will not realize any projected results expressed or implied therein.
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
RESULTS OF OPERATIONS
Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
          Net income for the three months ended September 30, 2010 was $17.2 million or $0.15 per diluted share, compared to net income available to common stockholders for the three months ended September 30, 2009 of $4.8 million or $0.04 per diluted common share. Net income available to common stockholders for the three months ended September 30, 2009 was derived by reducing net income by $5.5 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. For the three months ended

September 30, 2010, the Corporation’s return on average equity was 6.43% and its return on average assets was 0.76%, compared to 3.62% and 0.47%, respectively, for the three months ended September 30, 2009.
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

	Three Months Ended
	September 30,
	2010	2009
Return on average tangible common equity:
Net income available to common stockholders (annualized)	$68,308	$19,085
Amortization of intangibles, net of tax (annualized)	4,319	4,467

	$72,627	$23,552

Average total stockholders’ equity	$1,062,512	$1,128,898
Less: Average preferred stockholders’ equity	—	(72,727)
Less: Average intangibles	(563,631)	(570,705)

	$498,881	$485,466

Return on average tangible common equity	14.56%	4.85%

Return on average tangible assets:
Net income (annualized)	$68,308	$40,887
Amortization of intangibles, net of tax (annualized)	4,319	4,467

	$72,627	$45,354

Average total assets	$8,958,692	$8,701,853
Less: Average intangibles	(563,631)	(570,705)

	$8,395,061	$8,131,148

Return on average tangible assets	0.87%	0.56%

          The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks (4)	$162,377	$120	0.29%	$269,425	$217	0.31%
Federal funds sold	—	—	—	—	(58)	—
Taxable investment securities (1)	1,428,043	10,524	2.90	1,272,091	12,771	3.97
Non-taxable investment securities (2)	184,569	2,712	5.88	194,086	2,792	5.75
Loans (2) (3)	5,998,926	82,257	5.45	5,814,013	82,672	5.65

Total interest earning assets (2)	7,773,915	95,613	4.89	7,549,615	98,394	5.18

Cash and due from banks	147,779			143,710
Allowance for loan losses	(117,982)			(103,249)
Premises and equipment	115,322			119,786
Other assets	1,039,658			991,992

	$8,958,692			$8,701,854

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,439,563	2,324	0.38	$2,256,086	3,530	0.66
Savings	867,693	417	0.19	845,082	560	0.26
Certificates and other time	2,201,454	13,001	2.34	2,223,126	16,200	2.89
Treasury management accounts	660,762	1,104	0.65	465,250	1,095	0.92
Other short-term borrowings	129,753	924	2.79	118,274	977	3.23
Long-term debt	208,433	1,825	3.47	412,411	4,210	4.05
Junior subordinated debt	204,287	2,092	4.06	204,962	2,417	4.68

Total interest bearing liabilities (2)	6,711,945	21,687	1.28	6,525,191	28,989	1.76

Non-interest bearing demand	1,077,797			951,113
Other liabilities	106,438			96,652

	7,896,180			7,572,956
Stockholders’ equity	1,062,512			1,128,898

	$8,958,692			$8,701,854

Excess of interest earning assets over interest bearing liabilities	$1,061,970			$1,024,424

Fully tax-equivalent net interest income		73,926			69,405
Tax-equivalent adjustment		(1,666)			(1,644)

Net interest income		$72,260			$67,761

Net interest spread			3.61%			3.42%

Net interest margin (2)			3.78%			3.66%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4)	Interest bearing deposits with banks includes balances at the Federal Reserve Bank.

Net Interest Income
          Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). For the three months ended September 30, 2010, net interest income, which comprised 72.3% of net revenue (net interest income plus non-interest income) compared to 74.1% for the same period in 2009, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, increased $4.5 million or 6.5% from $69.4 million for the three months ended September 30, 2009 to $73.9 million for the same period of 2010. Average earning assets increased $224.3 million or 3.0% and average interest bearing liabilities increased $186.8 million or 2.9% from the three months ended September 30, 2009 due to investment, loan, deposit and treasury management growth. The Corporation’s net interest margin increased from 3.66% for the third quarter of 2009 to 3.78% for the third quarter of 2010 as deposit rates declined faster than loan yields along with an improved funding mix with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(85)	$(12)	$(97)
Federal funds sold	—	58	58
Securities	699	(3,026)	(2,327)
Loans	1,692	(2,107)	(415)

	2,306	(5,087)	(2,781)

Interest Expense
Deposits:
Interest bearing demand	(4)	(1,202)	(1,206)
Savings	(1)	(142)	(143)
Certificates and other time	(152)	(3,047)	(3,199)
Treasury management accounts	382	(373)	9
Other short-term borrowings	89	(142)	(53)
Long-term debt	(1,853)	(532)	(2,385)
Junior subordinated debt	(8)	(317)	(325)

	(1,547)	(5,755)	(7,302)

Net Change	$3,853	$668	$4,521

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $95.6 million for the third quarter of 2010 decreased by $2.8 million or 2.8% from the same period of 2009 due to lower yields, partially offset by increased earning assets. Average earning assets of $7.8 billion for the third quarter of 2010 grew $224.3 million or 3.0% from the same period of 2009 primarily driven by increases in average investments and average loans, partially offset by a decrease in interest bearing deposits with banks. The yield on earning assets decreased 29 basis points from the three months ended September 30, 2009 to 4.89% for the three months ended September 30, 2010, reflecting the decreases in market interest rates.

          Interest expense of $21.7 million for the three months ended September 30, 2010 decreased $7.3 million or 25.2% from the same period of 2009 due to lower rates paid partially offset by growth in interest bearing liabilities. The rate paid on interest bearing liabilities decreased 48 basis points to 1.28% during the third quarter of 2010 compared to the third quarter of 2009, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $186.8 million or 2.9% to average $6.7 billion for the third quarter of 2010. This growth was primarily attributable to growth in deposits and treasury management accounts, which increased by $379.9 million or 6.6% for the third quarter of 2010, compared to the same period of 2009, driven by success with ongoing marketing campaigns designed to attract new customers combined with customer preferences to keep funds in banks due to uncertainties in the market. This growth was partially offset by a $204.0 million or 49.5% reduction in long-term debt associated with the pre-payment and maturities of certain higher cost borrowings since September 30, 2009.
Provision for Loan Losses
          The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
          The provision for loan losses of $12.3 million during the third quarter of 2010 decreased $4.1 million from the same period in 2009. During the third quarter of 2010, net charge-offs decreased $0.3 million from the same period of 2009 as the Corporation recognized lower net charge-offs in its Florida portfolio, which decreased $0.4 million compared to the third quarter of 2009. The allowance for loan losses increased $10.7 million to $116.6 million at September 30, 2010 from September 30, 2009. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $12.3 million provision for loan losses for the third quarter of 2010 was comprised of $5.9 million relating to FNBPA’s Florida region, $1.6 million relating to Regency and $4.8 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the third quarter of 2010, net charge-offs were $9.7 million or 0.64% (annualized) of average loans compared to $10.0 million or 0.68% (annualized) of average loans for the same period in 2009. The net charge-offs for the third quarter of 2010 were comprised of $3.7 million or 6.59% (annualized) of average loans relating to FNBPA’s Florida region, $1.6 million or 3.84% (annualized) of average loans relating to Regency and $4.4 million or 0.32% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $27.8 million for the third quarter of 2010 increased $4.0 million or 16.9% from the same period of 2009. Increases in securities commissions and fees, trust income and other non-interest income combined with lower OTTI charges were offset by decreases in service charges and insurance commissions and fees. These items, and other variances in non-interest income, are further explained in the following paragraphs.
          Service charges on loans and deposits of $14.3 million for the third quarter of 2010 decreased $0.5 million or 3.5% from the same period of 2009, reflecting lower overdraft fees resulting from changes in the pattern of consumer behavior and the implementation of Regulation E, which was effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010. The Corporation estimates a $1.2 million reduction in revenues from overdraft fees during the remaining three months of 2010, which could lower fourth quarter earnings by $0.01 per share. The lower overdraft fees were partially offset by higher check card fees.
          Insurance commissions and fees of $3.9 million for the three months ended September 30, 2010 decreased slightly from $4.0 million for the same period of 2009.
          Securities commissions of $1.8 million for the third quarter of 2010 increased by $0.3 million or 23.6% from the same period of 2009 primarily due to higher revenue generated from increased financial consultant activity during 2010.
          Trust fees of $3.1 million for the third quarter of 2010 increased by $0.2 million or 8.0% from the same period of 2009 due to the effect of improved market conditions on assets under management compared to 2009.
          Income from BOLI of $1.4 million for the three months ended September 30, 2010 remained consistent with the same period of 2009.

          Gain on the sale of residential mortgage loans of $1.0 million for the third quarter of 2010 increased from $0.7 million for the same period of 2009. For the third quarter of 2010, the Corporation sold $47.8 million of residential mortgage loans compared to $44.0 million for the same period of 2009 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.
          There were no net impairment losses on securities for the three months ended September 30, 2010, compared to losses of $3.3 million from the same period of 2009.
          Other income of $2.2 million for the third quarter of 2010 increased $0.4 million or 20.6% from the same period of 2009. The primary items contributing to this increase were $0.2 million more in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income, combined with a $0.5 million impairment loss related to the Corporation’s merchant banking subsidiary during the third quarter of 2009. These items were partially offset by $0.2 million less in recoveries on impaired loans acquired in previous acquisitions.
Non-Interest Expense
          Total non-interest expense of $64.2 million for the third quarter of 2010 increased $1.9 million or 3.1% from the same period of 2009. This increase was primarily attributable to an increase in salaries and employee benefits expense. This increase, and other variances in non-interest expense, is further explained in the following paragraphs.
          Salaries and employee benefits of $33.8 million for the three months ended September 30, 2010 increased $2.5 million or 7.8% from the same period of 2009. This increase was primarily attributable to higher exempt salary expense due to merit increases and more full-time employees in 2010 combined with higher deferred compensation and restricted stock expense.
          Combined net occupancy and equipment expense of $9.3 million for the third quarter of 2010 remained unchanged compared to the same period in 2009.
          Amortization of intangibles expense of $1.7 million for the third quarter of 2010 decreased slightly from the same period of 2009 due to a combination of certain intangible assets being completely amortized during 2009 and lower amortization expense on some intangible assets due to accelerated amortization methods.
          Outside services expense of $5.7 million for the three months ended September 30, 2010 decreased $0.1 million or 1.4% from the same period in 2009, primarily resulting from decreases in legal, consulting and courier expenses, partially offset by an increase in fees associated with ATM services.
          Federal Deposit Insurance Corporation (FDIC) insurance of $2.6 million for the third quarter of 2010 remained unchanged compared to the same period of 2009.
          Other non-interest expense decreased to $11.1 million for the third quarter of 2010 from $11.5 million for the third quarter of 2009. This decrease was primarily the result of decreases in marketing, insurance benefit and telephone expenses, partially offset by increases in supplies and business development expenses.
Income Taxes
          The Corporation’s income tax expense of $6.2 million for the third quarter of 2010 increased $3.8 million or 157.3% from the same period of 2009. The effective tax rate of 26.59% for the third quarter of 2010 increased from 19.04% for the same period of 2009 primarily due to higher taxable income for the third quarter of 2010. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009
          Net income for the nine months ended September 30, 2010 was $51.1 million or $0.45 per diluted share, compared to net income available to common stockholders for the nine months ended September 30, 2009 of $28.2 million or $0.29 per diluted common share. Net income available to common stockholders for the nine months ended September 30, 2009 was derived by reducing net income by $8.3 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. For the nine months ended September 30, 2010, the Corporation’s return on average equity was 6.48% and its return on average assets was 0.77%, compared to 4.58% and 0.57%, respectively, for the nine months ended September 30, 2009.
          The following tables summarize the Corporation’s non-GAAP financial measures for the year-to-date periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Nine Months Ended
	September 30,
	2010	2009
Return on average tangible common equity:
Net income available to common stockholders (annualized)	$68,346	$37,766
Amortization of intangibles, net of tax (annualized)	4,381	4,658

	$72,727	$42,424

Average total stockholders’ equity	$1,054,115	$1,066,683
Less: Average preferred stockholders’ equity	—	(85,035)
Less: Average intangibles	(565,290)	(572,444)

	$488,825	$409,204

Return on average tangible common equity	14.88%	10.37%

Return on average tangible assets:
Net income (annualized)	$68,346	$48,874
Amortization of intangibles, net of tax (annualized)	4,381	4,658

	$72,727	$53,532

Average total assets	$8,860,202	$8,580,797
Less: Average intangibles	(565,290)	(572,444)

	$8,294,912	$8,008,353

Return on average tangible assets	0.88%	0.67%

          The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2010			2009
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks (4)	$172,755	$326	0.25%	$217,210	$393	0.23%
Federal funds sold	—	—	—	18,864	69	0.48
Taxable investment securities (1)	1,375,233	33,100	3.16	1,183,180	38,366	4.28
Non-taxable investment securities (2)	189,966	8,362	5.87	185,879	8,013	5.75
Loans (2) (3)	5,942,654	244,035	5.48	5,815,899	249,906	5.74

Total interest earning assets (2)	7,680,608	285,823	4.97	7,421,032	296,747	5.34

Cash and due from banks	141,414			142,355
Allowance for loan losses	(113,292)			(105,681)
Premises and equipment	116,264			121,519
Other assets	1,035,208			1,001,573

	$8,860,202			$8,580,798

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,417,642	7,871	0.44	$2,157,008	11,179	0.69
Savings	856,638	1,241	0.19	848,157	2,412	0.38
Certificates and other time	2,213,129	40,960	2.47	2,276,079	53,471	3.14
Treasury management accounts	625,567	3,412	0.72	451,208	3,418	1.00
Other short-term borrowings	129,809	2,779	2.82	108,919	2,951	3.57
Long-term debt	233,238	6,462	3.70	444,087	13,622	4.10
Junior subordinated debt	204,454	5,984	3.91	205,130	7,658	4.99

Total interest bearing liabilities (2)	6,680,477	68,709	1.37	6,490,588	94,711	1.95

Non-interest bearing demand	1,025,847			928,238
Other liabilities	99,763			95,289

	7,806,087			7,514,115
Stockholders’ equity	1,054,115			1,066,683

	$8,860,202			$8,580,798

Excess of interest earning assets over interest bearing liabilities	$1,000,131			$930,444

Fully tax-equivalent net interest income		217,114			202,036
Tax-equivalent adjustment		(4,969)			(4,689)

Net interest income		$212,145			$197,347

Net interest spread			3.60%			3.39%

Net interest margin (2)			3.78%			3.63%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

(4)	Interest bearing deposits with banks includes balances at the Federal Reserve Bank.

Net Interest Income
          For the nine months ended September 30, 2010, net interest income, which comprised 71.0% of net revenue compared to 71.1% for the same period in 2009, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
          Net interest income, on an FTE basis, increased $15.1 million or 7.5% from $202.0 million for the nine months ended September 30, 2009 to $217.1 million for the same period of 2010. Average earning assets increased $259.6 million or 3.5% and average interest bearing liabilities increased $189.9 million or 2.9% from the nine months ended September 30, 2009 due to investment, loan, deposit and treasury management growth. The Corporation’s net interest margin increased from 3.63% for the first nine months of 2009 to 3.78% for the first nine months of 2010 as deposit rates declined faster than loan yields along with an improved funding mix with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
          The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(97)	$30	$(67)
Federal funds sold	(35)	(34)	(69)
Securities	4,473	(9,390)	(4,917)
Loans	2,393	(8,264)	(5,871)

	6,734	(17,658)	(10,924)

Interest Expense
Deposits:
Interest bearing demand	653	(3,961)	(3,308)
Savings	(93)	(1,078)	(1,171)
Certificates and other time	(1,408)	(11,103)	(12,511)
Treasury management accounts	1,106	(1,112)	(6)
Other short-term borrowings	523	(695)	(172)
Long-term debt	(5,948)	(1,212)	(7,160)
Junior subordinated debt	(25)	(1,649)	(1,674)

	(5,192)	(20,810)	(26,002)

Net Change	$11,926	$3,152	$15,078

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax- exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
          Interest income, on an FTE basis, of $285.8 million for the first nine months of 2010 decreased by $10.9 million or 3.7% from the same period of 2009. Average earning assets of $7.7 billion for the first nine months of 2010 grew $259.6 million or 3.5% from the same period of 2009 primarily driven by increases in average investments and average loans. The yield on earning assets decreased 37 basis points from the nine months ended September 30, 2009 to 4.97% for the nine months ended September 30, 2010, reflecting the decreases in market interest rates.
          Interest expense of $68.7 million for the nine months ended September 30, 2010 decreased by $26.0 million or 27.5% from the same period of 2009. The rate paid on interest bearing liabilities decreased 58 basis points to 1.37% during the first nine months of 2010 compared to the first nine months of 2009, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $189.9 million or 2.9% to average $6.7 billion for the first nine months of 2010. This growth was primarily attributable to growth in deposits and treasury management accounts, which increased by $380.5 million or 6.6% for the first nine months of 2010, compared to the same period of 2009 driven by success with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market. This growth was partially offset by a $210.8 million or 47.5% decline in long-term debt associated with the pre-payment and maturities of certain higher cost borrowings since September 30, 2009.
Provision for Loan Losses
          The provision for loan losses of $36.5 million during the first nine months of 2010 decreased $4.4 million from the same period in 2009. During the first nine months of 2010, net charge-offs decreased $15.2 million from the same period of 2009 as the Corporation recognized lower net charge-offs for its Florida portfolio, which decreased $17.0 million compared to the first nine months of 2009. The allowance for loan losses increased $10.7 million to $116.6 million at September 30, 2010. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $36.5 million provision for loan losses for the first nine months of 2010 was comprised of $15.9 million relating to FNBPA’s Florida region, $4.5 million relating to Regency and $16.1 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first nine months of 2010, net charge-offs were $24.5 million or 0.55% (annualized) of average loans compared to $39.7 million or 0.91% (annualized) of average loans for the same period in 2009. The net charge-offs for the first nine months of 2010 were comprised of $6.5 million or 3.82% (annualized) of average loans relating to FNBPA’s Florida region, $4.6 million or 3.84% (annualized) of average loans relating to Regency and $13.4 million or 0.32% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
          Total non-interest income of $86.5 million for the first nine months of 2010 increased $6.3 million or 7.8% from the same period of 2009. This increase resulted primarily from increases in gain on sale of securities and recoveries on impaired loans previously acquired through acquisitions, partially offset by lower OTTI charges. These items, and other variances in non-interest income, are further explained in the following paragraphs.
          Service charges on loans and deposits of $42.6 million for the first nine months of 2010 decreased $0.3 million or 0.7% from the same period of 2009, reflecting lower overdraft fees resulting from changing patterns of consumer behavior and the implementation of Regulation E, which was effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010. The Corporation estimates a $1.2 million reduction in revenues from overdraft fees during the remaining three months of 2010, which could lower fourth quarter earnings by $0.01 per share. The lower overdraft fees were partially offset by higher check card fees.
          Insurance commissions and fees of $12.1 million for the nine months ended September 30, 2010 decreased $0.8 million or 6.1% from the same period of 2009 primarily as a result of lower contingent revenues due to a less favorable loss ratio, combined with lower commission revenues and premium reductions due to decreased customer exposures.
          Securities commissions of $5.1 million for the first nine months of 2010 decreased by $0.1 million or 2.4% from the same period of 2009 primarily due to lower revenue generated from financial consultant activity during 2010.
          Trust fees of $9.4 million for the first nine months of 2010 increased by $0.6 million or 7.3% from the same period of 2009 due to the effect of improved market conditions on assets under management compared to 2009.
          Income from BOLI of $3.8 million for the nine months ended September 30, 2010 decreased by $0.6 million or 14.5% from the same period of 2009. This decrease was primarily attributable to lower yields and a $13.7 million withdrawal from the policy during the second quarter of 2009 which was redeployed into higher return assets.
          Gain on the sale of residential mortgage loans of $2.3 million for the first nine months of 2010 remained unchanged from the same period of 2009. For the first nine months of 2010, the Corporation sold $123.9 million of residential mortgage loans compared to $158.9 million for the same period of 2009 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

          Gain on the sale of securities of $2.5 million for the first nine months of 2010 increased $2.0 million from the same period of 2009 primarily a result of the Corporation selling a $6.0 million U.S. government agency security and $53.8 million of mortgage-backed securities in 2010 to better position the balance sheet.
          Net impairment losses on securities of $2.3 million for the nine months ended September 30, 2010 decreased by $1.9 million from the same period of 2009 due to fewer impairment losses during 2010 relating to investments in pooled TPS.
          Other income of $10.9 million for the first nine months of 2010 increased $3.5 million or 48.2% from the same period of 2009. The primary items contributing to this increase were $2.6 million more in recoveries on impaired loans acquired in previous acquisitions, $1.1 million more in gains relating to activity at the Corporation’s merchant banking subsidiary and $0.2 million more in gains relating to the sale of repossessed assets. These items were partially offset by a gain of $0.8 million recognized during the first nine months of 2009 on the sale of a building acquired in a previous acquisition and a decrease of $0.8 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.
Non-Interest Expense
          Total non-interest expense of $192.8 million for the first nine months of 2010 increased $3.2 million or 1.7% from the same period of 2009. This increase was primarily attributable to increases in salaries and employee benefits and other non-interest expense, partially offset by decreases in FDIC insurance, outside services and amortization of intangibles. These items, and other variances in non-interest expense, are further explained in the following paragraphs.
          Salaries and employee benefits of $100.3 million for the nine months ended September 30, 2010 increased $5.3 million or 5.5% from the same period of 2009. This increase was primarily attributable to increases in employee headcount along with employee insurance resulting from more claims in the first nine months of 2010 than there were during the first nine months of 2009 and deferred compensation and restricted stock awards as there were additional awards granted to more participants during the first nine months of 2010 compared to the same period of 2009.
          Combined net occupancy and equipment expense of $28.8 million for the first nine months of 2010 remained unchanged compared to the same period in 2009.
          Amortization of intangibles expense of $5.0 million for the first nine months of 2010 decreased $0.3 million or 6.0% from the same period of 2009 due to a combination of certain intangible assets being completely amortized during 2009 and lower amortization expense on some intangible assets due to accelerated amortization methods.
          Outside services expense of $17.1 million for the nine months ended September 30, 2010 decreased $0.5 million or 2.8% from the same period in 2009 primarily due to lower legal and consulting fees during 2010 resulting from the completion of projects and loan workout efforts in 2009.
          FDIC insurance of $7.9 million for the first nine months of 2010 decreased $3.3 million or 29.6% from the same period of 2009 primarily due to a one-time special assessment of $4.0 million paid during the second quarter of 2009 partially offset by an increase in FDIC insurance premium rates during the second half of 2009 combined with an increase in deposits.
          Other non-interest expense increased to $33.6 million for the first nine months of 2010 from $31.5 million for the first nine months of 2009. During the first nine months of 2010, the Corporation recognized charges of $2.3 million associated with the pre-payment of certain higher cost borrowings. Additionally, advertising and promotional expense for the first nine months of 2010 is $0.2 million higher than the first nine months of 2009 due to increased advertising in connection with the Corporation’s efforts to attract new customers during a time of competitor disruption in the marketplace. Telephone expense for the first nine months of 2010 is $0.6 million lower than the first nine months of 2009 reflecting continued effective expense control.
Income Taxes
          The Corporation’s income tax expense of $18.2 million for the first nine months of 2010 increased $7.7 million or 72.5% from the same period of 2009. The effective tax rate of 26.26% for the first nine months of 2010 increased from 22.41% for the same period of 2009 primarily due to the higher level of taxable income. Income taxes and the effective tax rate for the nine months ended September 30, 2010 and 2009 were favorably impacted by $0.2 million and $0.4 million, respectively, due to the resolution of previously uncertain tax positions. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
          The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at September 30, 2010 was $76.0 million, up from $74.9 million at December 31, 2009. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus cash inflows (next 12 months) divided by cash outflows (next 12 months). The LCR was 2.3x on September 30, 2010 and 2.1x on December 31, 2009. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 12 months on September 30, 2010 and 12 months on December 31, 2009. During 2009, the Parent took a number of actions to bolster its cash position. On January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued Series C Preferred Stock valued at $100.0 million as part of the UST’s CPP. The Corporation redeemed the Series C Preferred Stock on September 9, 2009. Additionally, on January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock cash dividend rate from $0.24 to $0.12 per quarter, thus reducing annual liquidity needs by approximately $55.0 million. Finally, on June 16, 2009, the Corporation completed a common stock offering that raised $125.8 million in total capital, $98.0 million of which was invested in FNBPA. The parent also may draw on an approved line of credit with a major domestic bank. This unused line was $15.0 million as of September 30, 2010 and December 31, 2009. During 2009, a $25.0 million committed line of credit was negotiated with a major domestic bank on behalf of Regency. As of September 30, 2010 and December 31, 2009, $10.0 million was outstanding. In addition, the Corporation also issues subordinated notes through Regency on a regular basis. Subordinated notes increased $2.6 million or 1.4% for the first nine months of 2010. This increase is net of an $11.4 million decrease in the balance of a single customer’s account.
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
          The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by its ratio of total deposits and treasury management accounts to total assets of 81.0% and 79.4% as of September 30, 2010 and December 31, 2009, respectively. Over this time period, growth in deposits and treasury management accounts was $368.0 million or 5.3%. FNBPA had unused wholesale credit availability of $3.0 billion or 34.6% of total assets at September 30, 2010 and $2.9 billion or 33.2% of total assets at December 31, 2009. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs.

Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 2.8% of total assets as of September 30, 2010 and 4.9% of total assets as of December 31, 2009. The decline in this ratio is due to the pledging requirements associated with the growth in repurchase agreements. FNBPA recently received approval to offer an offshore, non-collateralized, interest-bearing checking account. This account is expected to substantially reduce the security pledging requirements of FNBPA as customers move from repurchase agreements to this account. Consequently, the lower pledging requirements will result in a higher level of unpledged government and agency securities available for contingency funding needs.
          Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gap so that sources and uses of funds are reasonably matched in the normal course of business. A matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The cumulative gap to total assets of 1.5% as of September 30, 2010 compares to an internal guideline of between -5.0% and +5.0%. This metric was not calculated as of December 31, 2009.

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Assets
Loans	$168,627	$309,850	$411,026	$753,927	$1,643,430
Investments	220,244	113,717	128,330	270,096	732,387

	388,871	423,567	539,356	1,024,023	2,375,817

Liabilities
Non-maturity deposits	56,058	112,116	168,175	336,349	672,698
Time deposits	151,534	273,940	382,626	529,432	1,337,532
Borrowings	36,702	44,319	53,122	98,191	232,334

	244,294	430,375	603,923	963,972	2,242,564

Period Gap (Assets — Liabilities)	$144,577	$(6,808)	(64,567)	60,051	133,253

Cumulative Gap	$144,577	$137,769	73,202	133,253

Cumulative Gap to Total Assets	1.6%	1.5%	0.8%	1.5%

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
          The following repricing gap analysis (in thousands) compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$1,958,689	$490,028	$364,126	$630,091	$3,442,934
Investments	220,248	151,421	196,670	344,334	912,673

	2,178,937	641,449	560,796	974,425	4,355,607

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,620,772	—	—	—	1,620,772
Time deposits	160,828	268,326	373,107	509,879	1,312,141
Borrowings	721,124	17,932	13,542	40,530	793,127

	2,502,724	286,258	386,649	550,409	3,726,040

Period Gap	$(323,787)	$355,191	$174,147	$424,016	$629,567

Cumulative Gap	$(323,787)	$31,404	$205,551	$629,567

IEA/IBL (Cumulative)	.87	1.01	1.06	1.17

Cumulative Gap to IEA	(4.2)%	0.4%	2.6%	8.1%

          The cumulative twelve-month IEA to IBL ratio changed slightly to 1.17 for September 30, 2010 from 1.04 for December 31, 2009.
          The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

          The following metrics were calculated using rate shocks, representing immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate shock versus the net interest income or EVE that was calculated assuming market rates as of September 30, 2010.
          The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	September 30,	December 31,	ALCO
	2010	2009	Guidelines
Net interest income change (12 months):
+ 200 basis points	1.2%	(1.1)%	+/-5.0%
+ 100 basis points	0.8%	(0.4)%	+/-5.0%
- 100 basis points	(0.3)%	(1.9)%	+/-5.0%

Economic value of equity:
+ 200 basis points	(1.9)%	(5.9)%	—
+ 100 basis points	0.1%	(2.3)%	—
- 100 basis points	(0.3)%	(0.9)%	—
          The Corporation has a neutral interest rate risk position. In the short term, rising rates have a modest positive effect on net interest income. The Corporation has maintained a relatively stable net interest margin despite the recent market rate volatility.
          During 2010, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 57.4% of total loans as of December 31, 2009 to 57.8% of total loans as of September 30, 2010. The investment portfolio is used, in part, to improve the Corporation’s interest rate risk position. The average life of the investment portfolio is relatively low at 2.3 years and 2.6 years at September 30, 2010 and December 31, 2009, respectively. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $89.2 million in notional swap principal originated in 2010 contributed to the increase in adjustable loans and has brought the total to $457.0 million under this program. For additional information regarding interest rate swaps, see the Derivative Instruments footnote.
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
          FNBPA has a Risk Management Committee comprised of senior management to provide regularoversight of specific areas of risk with respect to the level of risk and risk management structure. FNBPA’s Risk Management Committee reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise risk profile of the Corporation and other relevant risk management issues.
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
DEPOSITS AND TREASURY MANAGEMENT ACCOUNTS
          Following is a summary of deposits and treasury management accounts (in thousands):

	September 30, 2010	December 31, 2009
Non-interest bearing	$1,103,393	$992,298
Savings and NOW	3,307,698	3,182,909
Certificates of deposit and other time deposits	2,186,737	2,205,016

Total deposits	6,597,828	6,380,223
Treasury management accounts	687,139	536,784

Total deposits and treasury management accounts	$7,284,967	$6,917,007

          Total deposits and treasury management accounts increased by $368.0 million or 5.3% to $7.3 billion at September 30, 2010 compared to December 31, 2009, primarily as a result of an increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts) and treasury management accounts. The increase in transaction accounts is a result of the Corporation’s ability to capitalize on competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking.
LOANS
          The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also consists of commercial loans in Florida, which totaled $213.4 million or 3.6% of total loans as of September 30, 2010 compared to $243.9 million or 4.2% of total loans as of December 31, 2009. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio and Tennessee, which totaled $161.5 million or 2.7% of total loans as of September 30, 2010 compared to $162.0 million or 2.8% of total loans as of December 31, 2009.

          Following is a summary of loans, net of unearned income (in thousands):

	September 30,	December 31,
	2010	2009
Commercial	$3,299,230	$3,234,738
Direct installment	994,614	985,746
Residential mortgages	612,484	605,219
Indirect installment	519,366	527,818
Consumer lines of credit	473,606	408,469
Other	105,277	87,371

	$6,004,577	$5,849,361

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
          Unearned income on loans was $40.3 million and $38.2 million at September 30, 2010 and December 31, 2009, respectively.
          Total loans increased $155.2 million or 2.7% to $6.0 billion at September 30, 2010 compared to $5.8 billion at December 31, 2009. The majority of the increase was due to solid commercial loan growth, although total consumer loans also increased.
          The composition of the Corporation’s commercial loan portfolio in Florida was comprised of the following as of September 30, 2010: unimproved residential land (14.0%), unimproved commercial land (19.9%), improved land (3.3%), income producing commercial real estate (44.2%), residential construction (5.3%), commercial construction (10.8%), commercial and industrial (1.0%) and owner-occupied (1.5%). Unimproved commercial land, residential construction and commercial construction all experienced decreases from December 31, 2009, while income producing commercial real estate increased from that same period after an $8.1 million residential construction loan and an $8.5 million commercial construction loan were both reclassified to the income producing segment after the construction phases were completed and the properties began to lease. All other categories remained generally consistent with the composition at December 31, 2009. The weighted average loan-to-value ratio for this portfolio was 79.6% as of September 30, 2010.
          The majority of the Corporation’s loan portfolio consists of commercial loans, which is comprised of both commercial real estate loans and commercial and industrial loans. As of September 30, 2010 and December 31, 2009, commercial real estate loans were $2.1 billion at each date, or 34.3% and 35.4% of total loans, respectively. Approximately 46.0% of the commercial real estate loans are owner-occupied, while the remaining 54.0% are non-owner-occupied. As of September 30, 2010 and December 31, 2009, the Corporation had commercial construction loans of $209.9 million and $184.1 million, respectively, representing 3.5% and 3.1% of total loans, respectively.
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
          Following is a summary of non-performing assets (in thousands):

	September 30,	December 31,
	2010	2009
Non-accrual loans	$135,661	$133,891
Restructured loans	18,735	11,624

Total non-performing loans	154,396	145,515
Other real estate owned (OREO)	32,345	21,367

Total non-performing loans and OREO	186,741	166,882
Non-performing investments	5,163	4,825

Total non-performing assets	$191,904	$171,707

Asset quality ratios:
Non-performing loans as a percent of total loans	2.57%	2.49%
Non-performing loans + OREO as a percent of total loans + OREO	3.09%	2.84%
Non-performing assets as a percent of total assets	2.13%	1.97%
          During the first nine months of 2010, non-performing loans and OREO increased $19.9 million from $166.9 million at December 31, 2009 to $186.7 million at September 30, 2010. This increase in non-performing loans and OREO reflects a $7.1 million increase in restructured loans primarily relating to the Corporation’s Pennsylvania portfolio, and an $11.0 million increase in OREO, primarily relating to the Corporation’s Florida portfolio. The restructured loans have increased primarily due to residential loans to help homeowners retain their residences. Additionally, total non-accrual loans increased $1.8 million for the same nine month period, as non-accrual loans relating to the Corporation’s Florida loan portfolio decreased $0.5 million and non-accrual loans for Regency decreased $0.2 million, partially offset by an increase of $2.5 million in non-accrual loans associated with the Corporation’s Pennsylvania loan portfolio. During the quarter, a $20.0 million commercial relationship in the Corporation’s Florida portfolio migrated to non-accrual status, which was somewhat offset by the partial charge down and subsequent transfer to OREO of a $13.6 million loan also in the Florida portfolio.
          Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

	September 30,	December 31,
	2010	2009
Loans 90 days or more past due	$9,194	$12,471
As a percentage of total loans	0.15%	0.21%
          Following is a summary of information pertaining to loans considered to be impaired (in thousands):

	September 30,	December 31,
	2010	2009
Impaired loans with an allocated allowance	$54,304	$38,608
Impaired loans without an allocated allowance	74,263	91,955

Total impaired loans	$128,567	$130,563

Allocated allowance on impaired loans	$12,949	$10,644

          The majority of the loans deemed impaired were evaluated using the fair value of the collateral as the measurement method. The decline in impaired loans from December 31, 2009 to September 30, 2010 was primarily due to a combination of transfers to OREO, payoffs and the return of a commercial relationship to accruing status.

          The following tables provide additional information relating to non-performing loans for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
September 30, 2010
Non-performing loans	$75,304	$71,210	$7,882	$154,396
Other real estate owned (OREO)	9,458	21,548	1,339	32,345
Total past due loans	39,853	1,000	4,589	45,442
Non-performing loans/total loans	1.34%	33.36%	4.88%	2.57%
Non-performing loans + OREO/ total loans + OREO	1.50%	39.47%	5.66%	3.09%

December 31, 2009
Non-performing loans	$66,160	$71,737	$7,618	$145,515
Other real estate owned (OREO)	9,836	10,341	1,190	21,367
Total past due loans	52,493	—	5,416	57,909
Non-performing loans/total loans	1.22%	29.41%	4.70%	2.49%
Non-performing loans + OREO/ total loans + OREO	1.39%	32.28%	5.40%	2.84%
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
Following is a summary of changes in the allowance for loan losses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$114,040	$99,415	$104,655	$104,730
Addition from acquisitions	—	—	—	15
Charge-offs	(10,210)	(10,617)	(26,495)	(41,855)
Recoveries	484	639	1,951	2,124

Net charge-offs	(9,726)	(9,978)	(24,544)	(39,731)
Provision for loan losses	12,313	16,455	36,516	40,878

Balance at end of period	$116,627	$105,892	$116,627	$105,892

Allowance for loan losses to:
Total loans, net of unearned income			1.94%	1.81%
Non-performing loans			75.54%	79.08%
     During the first nine months of 2010, the Corporation reduced its Florida land-related portfolio including OREO by $9.1 million or 8.8%, reducing total land-related exposure including OREO to $94.1 million. In addition, the condominium portfolio including OREO stands at $3.4 million at September 30, 2010. These reductions are consistent with the Corporation’s objective to reduce this exposure in the Florida portfolio.
          The allowance for loan losses at September 30, 2010 increased $10.7 million or 10.1% from September 30, 2009 as the provision for loan losses during the 12 months ended September 30, 2010 of $62.4 million exceeded net charge-offs of $51.7 million. While there are signs of recovery from the recession in the Corporation’s Pennsylvania portfolio, the duration of the slow economic environment in the Corporation’s Florida portfolio continues to be a challenge. The allowance for loan losses for the Florida portfolio was $29.1 million or 13.64% of total loans in that portfolio at September 30, 2010 compared to $19.8 million or 8.11% of that portfolio at December 31, 2009. The increased Florida allowance is primarily due to additional provision for the Florida land-related portfolio, which totaled $79.4 million at September 30, 2010. Information collected from recent reappraisals that have occurred to date in 2010 for certain properties in the Florida portfolio along with Florida market data suggest that Florida land valuations have not yet fully stabilized. As a result, the Corporation provided additional reserves to the Florida land portfolio allowance, as a majority of the properties in that portfolio are scheduled to be reappraised during the fourth quarter of 2010. The collective impact of loan migrations, write-downs and transfers to OREO during the first nine months of 2010, as well as the additional provisioning that occurred during that time in anticipation of the reappraisal process, all resulted in a $10.8 million increase to the Florida land-related allowance. The allowance for the Florida land-related portfolio at September 30, 2010 was $18.9 million or 23.76% of the land-related portfolio.
          The allowance for loan losses as a percentage of non-performing loans increased from 71.92% as of December 31, 2009 to 75.54% as of September 30, 2010. While the allowance for loan losses increased $12.0 million or 11.4% since December 31, 2009, non-performing loans increased $8.9 million or 6.1% over the same period.

          The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended September 30, 2010
Provision for loan losses	$4,796	$5,867	$1,650	$12,313
Allowance for loan losses	80,729	29,114	6,784	116,627
Net loan charge-offs	4,462	3,694	1,570	9,726
Net loan charge-offs (annualized)/ average loans	0.32%	6.59%	3.84%	0.64%
Allowance for loan losses/total loans	1.43%	13.64%	4.20%	1.94%
Allowance for loan losses/ non-performing loans	107.20%	40.88%	86.07%	75.54%

At or for the Three Months Ended December 31, 2009
Provision for loan losses	$10,420	$13,463	$2,041	$25,924
Allowance for loan losses	78,061	19,789	6,805	104,655
Net loan charge-offs	5,122	20,301	1,738	27,161
Net loan charge-offs (annualized)/ average loans	0.37%	31.25%	4.30%	1.83%
Allowance for loan losses/total loans	1.43%	8.11%	4.20%	1.80%
Allowance for loan losses/ non-performing loans	117.99%	27.59%	89.33%	72.99%
          At September 30, 2010 and 2009, the Corporation had $3.9 million and $9.6 million of loans, respectively, that were impaired loans acquired with no associated allowance for loan losses as they were accounted for in accordance with FASB ASC Topic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.
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
          The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. As of September 30, 2010, the Corporation has issued 24,150,000 common shares in a public equity offering under the shelf registration statement.
          On September 9, 2009, the Corporation redeemed all of the 100,000 outstanding shares of its preferred stock originally issued to the UST in conjunction with the CPP. Between receiving the CPP funds on January 9, 2009 and September 9, 2009, the Corporation paid the UST $3.3 million in cash dividends. Upon redemption, the difference of $4.3 million between the preferred stock redemption amount and the recorded amount of discount amortization was charged to retained earnings as a non-cash deemed preferred stock dividend. This non-cash deemed preferred stock dividend had no impact on total equity, but reduced 2009 earnings per diluted common share by $0.04. In total, CPP costs reduced earnings per diluted common share by $0.05 during 2009.
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
          The Corporation’s management believes that, as of September 30, 2010 and December 31, 2009, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.
          As of September 30, 2010, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.
          Following are the capital ratios as of September 30, 2010 and December 31, 2009 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$822,582	12.9%	$638,683	10.0%	$510,946	8.0%
FNBPA	757,017	12.3	615,110	10.0	492,088	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	724,569	11.3	383,210	6.0	255,473	4.0
FNBPA	679,709	11.1	369,066	6.0	246,044	4.0

Leverage Ratio:
F.N.B. Corporation	724,569	8.6	419,986	5.0	335,989	4.0
FNBPA	679,709	8.3	410,349	5.0	328,280	4.0

December 31, 2009
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$795,372	12.9%	$617,447	10.0%	$493,958	8.0%
FNBPA	745,183	12.4	602,810	10.0	482,248	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	705,188	11.4	370,468	6.0	246,979	4.0
FNBPA	669,543	11.1	361,686	6.0	241,124	4.0

Leverage Ratio:
F.N.B. Corporation	705,188	8.7	406,314	5.0	325,052	4.0
FNBPA	669,543	8.5	395,647	5.0	316,517	4.0
REGULATORY REFORM
          On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things,
•	enhanced authority over troubled and failing banks and their holding companies;

•	increased capital and liquidity requirements;

•	increased regulatory examination fees;

•	increases to the assessments banks must pay the FDIC for federal deposit insurance; and

•	numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector.
          In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board (FRB), the Office of the Comptroller of the Currency and the FDIC. The following description briefly summarizes certain impacts of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Corporation and its subsidiaries.
          Deposit Insurance. The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund, or the DIF, will be calculated. Under the amendments, the FDIC assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average equity. The Dodd-Frank Act also changes the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020. Several of these provisions could increase the FDIC deposit insurance premiums FNBPA pays.
          Interest on Demand Deposits. The Dodd-Frank Act also provides that, effective one year after the date of its enactment, depository institutions may pay interest on demand deposits. Although the Corporation has not determined the ultimate impact of this aspect of the legislation, the Corporation expects interest costs associated with demand deposits to increase.
          Trust Preferred Securities. The Dodd-Frank Act prohibits bank holding companies from including in their regulatory Tier 1 capital hybrid debt and equity securities issued on or after May 19, 2010. Among the hybrid debt and equity securities included in this prohibition are TPS, which the Corporation has issued in the past in order to raise additional Tier 1 capital and otherwise improve its regulatory capital ratios. Although the Corporation may continue to include its existing TPS as Tier 1 capital, the prohibition on the use of these securities as Tier 1 capital may limit the Corporation’s ability to raise capital in the future.
          The Consumer Financial Protection Bureau. The Dodd-Frank Act creates a new, independent Consumer Financial Protection Bureau, or the Bureau, within the FRB. The Bureau’s responsibility is to establish,implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The Bureau has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations the Bureau will promulgate and state attorneys general will have the authority to enforce consumer protection rules the Bureau adopts against certain state-chartered institutions. Compliance with any such new regulations established by the Bureau and/or states could reduce the Corporation’s revenue, increase the its cost of operations, and could limit its ability to expand into certain products and services.
          Debit Card Interchange Fees. The Dodd-Frank Act gives the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Corporation would not be directly subject to these rules so long as it did not have assets in excess of $10 billion, the Corporation’s activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may lead to Corporation to match any new lower fee structure implemented by larger financial institutions to remain competitive. Such lower fees could impact the revenue the Corporation earns from debit interchange fees, which were equal to $3.9 million and $11.2 million, respectively, for the three and nine month periods ended September 30, 2010.
          Increased Capital Standards and Enhanced Supervision. The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards will be no less strict than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, become higher once the agencies promulgate the new standards. Compliance with heightened capital standards may reduce the Corporation’s ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.
          Transactions with Affiliates. The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Section 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions,” and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.
          Transactions with Insiders. The Dodd-Frank Act expands insider transaction limitations through the strengthening of loan restrictions to insiders and the expansion of the types of transactions subject to the various limits, including derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending and borrowing transactions. The Dodd-Frank Act also places restrictions on certain asset sales to and from an insider of an institution, including requirements that such sales be on market terms and, in certain circumstances, receive the approval of the institution’s board of directors.
          Enhanced Lending Limits. The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a national bank’s ability to extend credit to one person or group of related persons to an amount that does not exceed certain thresholds. The Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements and securities lending and borrowing transactions. It also will eventually prohibit state-chartered banks from engaging in derivative transactions unless the state lending limit laws take into account credit exposure to such transactions.
          Corporate Governance. The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Corporation. The Dodd-Frank Act:
•	grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation;

•	enhances independence requirements for compensation committee members;

•	requires companies listed on national securities exchanges to adopt clawback policies for incentive-based compensation plans applicable to executive officers; and

•	provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as directors and requires such companies to include such nominees in its proxy materials.
          Many of the requirements the Dodd-Frank Act authorizes will be implemented over time and most will be subject to implementing regulations over the course of several years. While the Corporation’s current assessment is that the Dodd-Frank Act will not have a material effect on the Corporation, given the uncertainty associated with the manner in which the federal banking agencies may implement the provisions of the Dodd-Frank Act, the full extent of the impact such requirements may have on the Corporation’s operations is unclear at this time. The changes resulting from the Dodd-Frank Act may impact the Corporation’s profitability, require changes to certain of the Corporation’s business practices, including limitations on fee income opportunities, impose more stringent capital, liquidity and leverage requirements upon the Corporation or otherwise adversely affect the Corporation’s business. These changes may also require the Corporation to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. While the Corporation cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Corporation, it does not believe that these changes will have a material adverse effect on the Corporation.

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
          CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2010, as required by paragraph (d) of Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
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
          There are no material changes in the risk factors previously disclosed in the Corporation’s 2009 Annual Report on Form 10-K as filed with the SEC, other than as set forth below.
          On July 21,2010, the Dodd-Frank Act became law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes. Many of the requirements the Dodd-Frank Act authorizes will be implemented over time and most will be subject to implementing regulations over the course of several years. Given the uncertainty associated with the manner in which the federal banking agencies may implement the provisions of the Dodd-Frank Act, the full extent of the impact such requirements may have on the Corporation’s operations is unclear at this time. The changes resulting from the Dodd-Frank Act may impact the Corporation’s profitability, require changes to certain of the Corporation’s business practices, impose more stringent capital, liquidity and leverage requirements upon the Corporation or otherwise adversely affect the Corporation’s business. These changes may also require the Corporation to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. The Corporation cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Corporation. For further discussion of the Dodd-Frank Act and its potential impact on the Corporation, please see information provided under the caption “Regulatory Reform” in Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
          NONE

ITEM 5.	OTHER INFORMATION
          NONE

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. *

*	This information is deemed furnished, not filed.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation
Dated: November 5, 2010	/s/Stephen J. Gurgovits
Stephen J. Gurgovits
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 5, 2010	/s/Vincent J. Calabrese
Vincent J. Calabrese
Chief Financial Officer (Principal Financial Officer)

Dated: November 5, 2010	/s/Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller (Principal Accounting Officer)