Form 10-K
period 2010-12-31
FNB CORP/FL/
filed 2011-02-25
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2010, determined using a per share closing price on that date of $8.03, as quoted on the New York Stock Exchange, was $878,173,391.

As of January 31, 2011, the registrant had outstanding 120,692,555 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 18, 2011 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 1, 2011.

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

The Corporation was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2010, the Corporation had 223 Community Banking offices in Pennsylvania and Ohio and 62 Consumer Finance offices in those states as well as Tennessee and Kentucky.

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

As of December 31, 2010, the Corporation had total assets of $9.0 billion, loans of $6.1 billion and deposits of $6.6 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

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

On September 9, 2009, the Corporation utilized a portion of the proceeds of its June 16, 2009 public offering to redeem all of the Fixed Rate Cumulative Perpetual Preferred Stock, Series C (Series C Preferred Stock) issued to the UST under the CPP implemented pursuant to the EESA. The Corporation paid $100.3 million to the UST to redeem the Series C Preferred Stock issued by the Corporation in connection with its participation in the CPP. This amount includes the original investment amount of $100.0 million plus accrued unpaid dividends of approximately $0.3 million. In addition, as a condition of its participation in the CPP, the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. However, under the terms of the CPP, the Corporation’s June 16, 2009 public offering automatically reduced the number of the Corporation’s shares of common stock subject to the warrant by one-half to 651,042 shares. The warrant remains outstanding and has an exercise price of $11.52 per share.

Business Segments

In addition to the following information relating to the Corporation’s business segments, information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2010, the Community Banking segment consisted of a regional community bank. The Wealth Management segment, as of that date, consisted of a trust company, a registered investment advisor and a subsidiary that offered broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consisted of an insurance agency and a reinsurer as of that date. The Consumer Finance segment consisted of a multi-state consumer finance company as of that date.

Community Banking

The Corporation’s Community Banking segment consists of First National Bank of Pennsylvania (FNBPA), which offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

The goals of Community Banking are to generate high quality, profitable revenue growth through increased business with its current customers, attract new customer relationships through FNBPA’s current branches and expand into new and existing markets through de novo branch openings, acquisitions and the establishment of loan production offices. Consistent with this strategy, on January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc (CBI) and during 2008, the Corporation completed acquisitions of Iron and Glass Bancorp, Inc. (IRGB) and Omega Financial Corporation (Omega). For information pertaining to these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. In addition, the Corporation considers Community Banking a fundamental source of revenue opportunity through the cross-selling of products and services offered by the Corporation’s other business segments.

As of December 31, 2010, the Corporation operates its Community Banking business through a network of 223 branches in Pennsylvania and Ohio. Community Banking also has two commercial loan offices in Florida with the primary focus of managing the Florida loan portfolio originated in prior years.

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

No material portion of the loans or deposits of Community Banking has been obtained from a single customer or small group of customers, and the loss of any one customer’s loans or deposits or a small group of customers’ loans or deposits by Community Banking would not have a material adverse effect on the Community Banking segment or on the Corporation. The substantial majority of the loans and deposits have been generated within the geographic market areas in which Community Banking operates.

Wealth Management

The Corporation’s Wealth Management segment delivers comprehensive wealth management services to individuals, corporations and retirement funds, as well as existing customers of Community Banking, located primarily within the Corporation’s geographic markets.

The Corporation’s Wealth Management operations are conducted through three subsidiaries of FNBPA. First National Trust Company (FNTC), provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2010, the fair value of trust assets under management was approximately $2.3 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

The Corporation’s Wealth Management segment also includes two other subsidiaries. First National Investment Services Company, LLC offers a broad array of investment products and services for customers of Wealth Management through a networking relationship with a third-party licensed brokerage firm. F.N.B. Investment Advisors, Inc. (Investment Advisors), an investment advisor registered with the Securities and Exchange Commission (SEC), offers customers of Wealth Management comprehensive investment programs featuring mutual funds, annuities, stocks and bonds.

No material portion of the business of Wealth Management has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Wealth Management would not have a material adverse effect on the Wealth Management segment or on the Corporation.

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

No material portion of the business of Insurance has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Insurance would not have a material adverse effect on the Insurance segment or on the Corporation.

Consumer Finance

The Corporation’s Consumer Finance segment operates through its subsidiary, Regency Finance Company (Regency), which is involved principally in making personal installment loans to individuals and purchasing installment sales finance contracts from retail merchants. Such activity is primarily funded through the sale of the Corporation’s subordinated notes at Regency’s branch offices. The Consumer Finance segment operates in Pennsylvania, Ohio, Tennessee and Kentucky.

No material portion of the business of Consumer Finance has been obtained from a single customer or small group of customers, and the loss of any one customer’s business or the business of a small group of customers by Consumer Finance would not have a material adverse effect on the Consumer Finance segment or on the Corporation.

Other

The Corporation also has seven other subsidiaries. F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I issue trust preferred securities (TPS) to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay the subordinated notes through which loans in the Consumer Finance segment are funded. F.N.B. Capital Corporation, LLC (FNBCC), a merchant banking subsidiary, offers mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial leasing services to customers in need of new or used equipment. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation primarily operates in Pennsylvania and northeastern Ohio. This area is served by several major interstate highways and is located at the approximate midpoint between New York City and Chicago. The primary market area served by the Corporation also extends to the Great Lakes shipping port of Erie, the Pennsylvania state capital of Harrisburg and the Pittsburgh International Airport. The Corporation also has two commercial loan offices in Florida. In addition to Pennsylvania and Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and western and central Kentucky.

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

In Regency’s market areas of Pennsylvania, Ohio, Tennessee and Kentucky, its active competitors include banks, credit unions and national, regional and local consumer finance companies, some of which have substantially greater resources than that of Regency. The ready availability of consumer credit through charge accounts and credit cards constitutes additional competition. In this market area, competition is based on the rates of interest charged for loans, the rates of interest paid to obtain funds and the availability of customer services.

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

Employees

As of January 31, 2011, the Corporation and its subsidiaries had 2,241 full-time and 477 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

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

Many aspects of the Corporation’s business are subject to rigorous regulation by the U.S. federal and state regulatory agencies and securities exchanges and by non-government agencies or regulatory bodies. Certain of the Corporation’s public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (SOX) and related regulations and rules of the SEC and the New York Stock Exchange, Inc. (NYSE). New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect the Corporation’s financial condition or results of operations. As a financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Corporation’s business, it faces increased complexity and additional costs in its compliance efforts.

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

The Corporation’s subsidiary bank (FNBPA) and trust company (FNTC) are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is a bureau of the UST. FNBPA is also subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, inter-affiliate transactions, limitations on the types of investments that may be made, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders. If the Corporation fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.

As a result of the GLB Act and subject to the restrictions and limitations imposed by the “Volcker Rule” of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) discussed below, which repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act which imposed restrictions on banking organizations’ ability to engage in certain types of business activities, bank holding companies such as the Corporation now have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage; merchant banking; securities underwriting, dealing and market-making; real estate development; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature or incidental thereto. A bank holding company may engage in these activities directly or through subsidiaries by qualifying as a “financial holding company.” A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

As a regulated financial holding company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The FRB, OCC, FDIC and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, the Corporation, FNBPA and FNTC are subject to examination by various regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity and various other factors, including, but not limited to, community reinvestment. An examination downgrade by any of the Corporation’s federal bank regulators could potentially result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act will have a broad impact on the financial services industry, including significant regulatory and compliance changes including, among other things,

•	enhanced authority over troubled and failing banks and their holding companies;
•	increased capital and liquidity requirements;
•	increased regulatory examination fees;
•	increases to the assessments banks must pay the FDIC for federal deposit insurance; and
•	specific provisions designed to improve supervision and oversight of, and strengthening safety and soundness by imposing restrictions and limitations on the scope and type of banking and financial activities.

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council (FSOC), FRB, OCC, FDIC and the Consumer Financial Protection Bureau (CFPB). The following description briefly summarizes certain impacts of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Corporation and its subsidiaries.

Deposit Insurance.  The Dodd-Frank Act makes permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revise the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) will be calculated. Under the amendments, the FDIC assessment base will no longer be the institution’s deposit base, but rather its average consolidated total assets less its average equity. The Dodd-Frank Act also changes the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminating the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020. Several of these provisions may increase the FDIC deposit insurance premiums FNBPA pays.

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

The Consumer Financial Protection Bureau.  The Dodd-Frank Act creates a new, independent CFPB within the FRB. The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations the CFPB will promulgate and state attorneys general will have the authority to enforce consumer protection rules the CFPB adopts against state-chartered institutions and national banks. Compliance with any such new regulations established by the CFPB and/or states could reduce the Corporation’s revenue, increase its cost of operations, and could limit its ability to expand into certain products and services.

Debit Card Interchange Fees.  The Dodd-Frank Act gives the FRB the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer. While the Corporation is not subject to these rules so long as it does not have assets in excess of $10 billion, the Corporation’s activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may lead the Corporation to match any new lower fee structure implemented by larger financial institutions to remain competitive. Such lower fees could impact the revenue the Corporation earns from debit interchange fees, which were equal to $15.2 million for 2010. If the Corporation’s asset growth causes its total assets to exceed $10 billion, revenue earned from interchange fees could decrease significantly.

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

Corporate Governance.  The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Corporation. The Dodd-Frank Act:

•	grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation;
•	enhances independence requirements for compensation committee members;
•	requires companies listed on national securities exchanges to adopt clawback policies for incentive-based compensation plans applicable to executive officers; and
•	provides the SEC with authority to adopt proxy access rules that would allow shareholders of publicly traded companies to nominate candidates for election as directors and require such companies to include such nominees in its proxy materials.

The Dodd-Frank Act also restricts proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is common referred to as the “Volcker Rule.” There is an exception in the Volcker Rule to allow a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met. These conditions include, among others, requirements that the bank provides bona fide investment advisory services; the funds are organized only in connection with such services and to customers of such services; the bank does not have more than a de minimis interest in the funds, limited to a 3% ownership interest in any single fund and an aggregated investment in all funds of 3% of tier 1 capital; the bank does not guarantee the obligations or performance of the funds; and no director or employee of the bank has an ownership interest in the fund unless he or she provides services directly to the funds. Further details on the scope of the Volcker Rule and its exceptions are expected to be defined in regulations due to be issued later in 2011.

Many of the requirements the Dodd-Frank Act authorizes will be implemented over time and most will be subject to implementing regulations over the course of several years. While the Corporation’s current assessment is that the Dodd-Frank Act will not have a material effect on the Corporation, given the uncertainty associated with the manner in which the federal banking agencies may implement the provisions of the Dodd-Frank Act, the full extent of the impact such requirements may have on the Corporation’s operations and the financial services markets is unclear at this time. The changes resulting from the Dodd-Frank Act may impact the Corporation’s profitability, require changes to certain of the Corporation’s business practices, including limitations on fee income opportunities, impose more stringent capital, liquidity and leverage requirements upon the Corporation or otherwise adversely affect the Corporation’s business. These changes may also require the Corporation to invest significant management attention and resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. While the Corporation cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Corporation, it does not believe that these changes will have a material adverse effect on the Corporation.

Capital and Operational Requirements

The FRB, OCC and FDIC issued substantially similar risk-based and leverage capital guidelines applicable to U.S. banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, due to its financial condition or actual or anticipated growth.

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

The Corporation, like other bank holding companies, currently is required to maintain tier 1 capital and total capital (the sum of tier 1, tier 2 and tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items). Risk-based capital ratios are calculated by dividing tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2010, the Corporation’s tier 1 and total capital ratios under these guidelines were 11.38% and 12.90%, respectively. At December 31, 2010, the Corporation had $199.0 million of capital securities that qualified as tier 1 capital and $17.0 million of subordinated debt that qualified as tier 2 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 3.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Further, the FRB has indicated that it will consider a “tangible tier 1 capital leverage ratio” (deducting all intangibles) and all other indicators of capital strength in evaluating proposals for expansion or new activities. The Corporation’s leverage ratio at December 31, 2010 was 8.69%.

Increased Capital Standards and Enhanced Supervision.

The Dodd-Frank Act imposes a series of more onerous capital requirements on financial companies and other companies, including swap dealers and nonbank financial companies that are determined to be of systemic risk. Compliance with heightened capital standards may reduce the Corporation’s ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.

The Dodd-Frank Act’s new regulatory capital requirements are intended to ensure that “financial institutions hold sufficient capital to absorb losses during future periods of financial distress.” The Dodd-Frank Act directs federal banking agencies to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions, their holding companies and nonbank financial companies that have been determined to be systemically significant by the FSOC.

The Dodd-Frank Act requires that, at a minimum, regulators apply to bank holding companies and other systemically significant nonbank financial companies the same capital and risk standards that such regulators apply to banks insured by the FDIC. An important consequence of this requirement is that hybrid capital instruments, such as TPS, will no longer be included in the definition of tier 1 capital. Tier 1 capital includes common stock, retained earnings, certain types of preferred stock and TPS. Since TPS are not currently counted as tier 1 capital for insured banks, the effect of the Dodd-Frank Act is that such securities will no longer be included as tier 1 capital for bank holding companies. Excluding TPS from tier 1 capital could significantly decrease regulatory capital levels of bank holding companies that have traditionally relied on TPS to meet capital requirements. The Dodd-Frank Act capital requirements may force bank holding companies to raise other forms of tier 1 capital, for example, by issuing perpetual non-cumulative preferred stock. Since common stock must typically constitute at least 50 percent of tier 1 capital, many bank holding companies and systemically significant nonbank companies may also be forced to consider dilutive follow-on offerings of common stock.

In order to ease the compliance burden associated with the new capital requirements, the Dodd-Frank Act provides a number of exceptions and phase-in periods. For bank holding companies and systemically important nonbank financial companies, any “regulatory capital deductions” for debt or equity issued before May 19, 2010 will be phased in incrementally from January 1, 2013 to January 1, 2016. The term “regulatory capital deductions” refers to the exclusion of hybrid capital from Tier 1 capital. The ultimate impact of these new capital and liquidity standards on the Corporation cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2010.

When determining the adequacy of an institution’s capital, federal regulators must also take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position) and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks. This evaluation is made as part of the institution’s regular safety and soundness examination. In addition, the Corporation, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.

Expanded FDIC Powers Upon Insolvency of Insured Depository Institutions

The Dodd-Frank Act provides a mechanism for appointing the FDIC as receiver for a financial company like the Corporation if the failure of the company and its liquidation under the Bankruptcy Code or other insolvency procedures would pose a significant risk to the financial stability of the U.S.

If appointed as receiver for a failing systemic financial company, the FDIC has broad authority under the Dodd-Frank Act and the Orderly Liquidation Authority it created to operate or liquidate the business, sell the assets, and resolve the liabilities of the company immediately after its appointment as receiver or as soon as conditions make this appropriate. This authority will enable the FDIC to act immediately to sell assets of the company to another entity or, if that is not possible, to create a bridge financial company to maintain critical functions as the entity is wound down. In receiverships of insured depository institutions, the ability to act quickly and decisively has been found to reduce losses to creditors while maintaining key banking services for depositors and businesses. The FDIC will similarly be able to act quickly in resolving non-bank financial companies under the Dodd-Frank Act.

On August 10, 2010, the FDIC created the new Office of Complex Financial Institutions to help implement its expanded responsibilities. The FDIC is in the process of developing rules for the implementation of its new receivership authority.

Subject to these new rules, if the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power to:

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

Interstate Banking

Under the BHC Act, bank holding companies, including those that are also financial holding companies, are required to obtain the prior approval of the FRB before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

The Dodd-Frank Act confers on state and national banks the ability to branch de novo into any state, provided that the law of that state permits a bank chartered establishment in that state to establish a branch at that same location.

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

Consumer Protection Statutes and Regulations

In addition to the consumer regulations that may be issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

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

Source of Strength

According to the Dodd-Frank Act and FRB policy, a financial or bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. Consistent with the “source of strength” policy, the FRB has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Corporation’s capital needs, asset quality and overall financial condition. This support may be required at times when a bank holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other banks that are members of the FDIC may be assessed for the FDIC’s loss, subject to certain exceptions.

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

Financial Holding Companies Status and Activities

Under the BHC Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. The financial holding company may engage directly or through a subsidiary in certain statutorily authorized activities (subject to certain restrictions and limitations imposed by the Dodd-Frank Act). A financial holding company may also engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior FRB approval) complementary to a financial activity and that does not pose substantial risk to the safety and soundness of an institution or to the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company that has not elected to be treated as a financial holding company.

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

The Interstate Banking Act generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits:

•	a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank;

•	a bank to acquire branches from an out-of-state bank; and
•	banks to establish and operate de novo interstate branches whenever the host state permits de novo branching.

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

Transactions between FNBPA and its Affiliates and Subsidiaries

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

Securities and Exchange Commission

The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of the business activities of certain subsidiaries. The Dodd-Frank Act significantly expanded the SEC’s jurisdiction over hedge funds, credit ratings agencies and governance of public companies, among other areas. To help implement this authority, the Dodd-Frank Act added several new weapons to the SEC’s already substantial enforcement arsenal. Some of the provisions are clarifications (such as provisions assuring that certain anti-manipulation provisions extend to all non-government securities) or simplify the enforcement process (such as providing for nationwide service of process in civil actions). Several of the provisions could lead to significant changes in SEC enforcement practice and may have long-term implications for public companies, their officers and employees, accountants, brokerage firms, investment advisers and persons associated with them. These provisions (1) authorize new rewards to and provide expanded protections of whistleblowers; (2) provide the SEC authority to impose substantial administrative fines on all persons, not merely securities brokers, investment advisers and their associated persons; (3) broaden standards for the imposition of secondary liability; (4) confer on the SEC extraterritorial jurisdiction over alleged violations involving conduct abroad and enhancing the ability of the SEC and the Public Company Accounting Oversight Board to regulate foreign private accounting firms and (5) increase collateral consequences of securities law violations. The Dodd-Frank Act also contains a provision which should help expedite the resolution of pending SEC enforcement investigations.

SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by the Corporation’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are required with respect to each of the Corporation’s quarterly and annual reports filed with the SEC. These certifications attest that the applicable report does not contain any untrue statement of a material fact. The Corporation also maintains a program designed to comply with Section 404 of SOX, which includes the identification of significant processes and accounts, documentation of the design of process and entity level controls and testing of the operating effectiveness of key controls. See Item 9A, Controls and Procedures, of this Report for the Corporation’s evaluation of its disclosure controls and procedures.

Investment Advisors is registered with the SEC as an investment advisor and, therefore, is subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisors is the protection of investment advisory clients and the securities markets, rather than the protection of creditors and stockholders of investment advisors. The regulations applicable to investment advisors cover all aspects of the investment advisory business, including limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping, operating, marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as other anti-fraud prohibitions. The Corporation’s investment advisory subsidiary also may be subject to certain state securities laws and regulations.

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

Investment Advisors is also subject to rules and regulations promulgated by the Financial Industry Regulatory Authority (FINRA) and the U.S. Department of Labor under the Employee Retirement Income Security Act (ERISA), among others. The principal purpose of these regulations is the protection of clients and the securities markets, rather than the protection of stockholders and creditors.

Consumer Finance Subsidiary

Regency is subject to regulation under Pennsylvania, Tennessee, Ohio and Kentucky state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions, the Ohio Division of Consumer Finance and the Kentucky Department of Financial Institutions periodically visit Regency’s offices and conduct extensive examinations in order to determine compliance with such laws and regulations. Additionally, the FRB, as “umbrella” regulator of the Corporation pursuant to the GLB Act, may conduct an examination of Regency’s offices or operations. Such examinations include a review of loans and the collateral therefor, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is subject to certain federal laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions.

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

Merchant Banking

FNBCC is subject to regulation and examination by the FRB as the “umbrella” regulator and is subject to rules and regulations issued by FINRA and the SEC.

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

There is no precise method of predicting loan losses. The Corporation can give no assurance that its allowance for loan losses will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation attempts to maintain an appropriate allowance for loan losses to provide for estimated losses inherent in its loan portfolio as of the reporting date. The Corporation periodically determines the amount of its allowance for loan losses based upon consideration of several quantitative and qualitative factors including, but not limited to, the following:

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

Many Florida real estate markets, including the markets in Orlando, Sarasota and Tampa, where the Corporation had operated loan production offices, continued to decline in value throughout 2009 and 2010 and may continue to undergo further declines. During a period of prolonged general economic downturn in the Florida market and even though FNBPA’s Florida loan portfolio comprises 3.2% of the Corporation’s total loan portfolio, the Corporation may experience further increases in non-performing assets, net charge-offs and provisions for loan losses.

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

The Corporation may be required to record future impairment charges on its investment securities if they suffer declines in value that are considered other-than-temporary. Numerous factors, including lack of liquidity for re-sales of certain investment securities, absence of reliable pricing information for investment securities, adverse changes in business climate, adverse actions by regulators, or unanticipated changes in the competitive environment could have a negative effect on the Corporation’s investment portfolio in future periods. Goodwill is assessed annually for impairment and declines in value could result in a future non-cash charge to earnings. If an impairment charge is significant enough it could affect the ability of FNBPA to pay dividends to the Corporation, which could have a material adverse effect on the Corporation’s liquidity and its ability to pay dividends to stockholders and could also negatively impact its regulatory capital ratios and result in FNBPA not being classified as “well-capitalized” for regulatory purposes.

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

The Corporation and its subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by several governmental agencies, including the FRB, OCC and FDIC. Regulations are generally intended to provide protection for depositors, borrowers and other customers rather than for investors. The Corporation is subject to changes in federal and state law, regulations, governmental policies, tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;
•	mergers with or acquisitions of other institutions;
•	investments;
•	loans and interest rates;
•	fees assessed for consumer deposit accounts and electronic financial transactions;
•	the provision of securities, insurance or trust services;
•	the types of non-deposit activities in which the Corporation’s financial institution subsidiaries may engage; and
•	limit the type and scope of financial activities.

Adverse economic conditions in the Corporation’s market area may adversely impact its results of operations and financial condition.

The substantial portion of the Corporation’s business is concentrated in Pennsylvania and eastern Ohio, which over recent years has had slower growth than other areas of the United States. As a result, FNBPA’s loan portfolio and results of operations may be adversely affected by factors that have a significant impact on the economic conditions in this market area. The local economies of this market area have historically been less robust than the economy of the nation as a whole and may not be subject to the same fluctuations as the national economy. Adverse economic conditions in this market area, including the loss of certain significant employers, could reduce its growth rate, affect its borrowers’ ability to repay their loans and generally affect the Corporation’s financial condition and results of operations. Furthermore, a downturn in real estate values in FNBPA’s market area could cause many of its loans to become inadequately collateralized.

The Corporation’s deposit insurance premiums could be substantially higher in the future which would have an adverse effect on the Corporation’s future earnings.

The Dodd-Frank Act changed the assessment base for FDIC deposit insurance. The new assessment base will be tied to total assets less tangible equity instead of deposit liabilities. The likely effect of this will be to increase assessment fees for institutions that rely more heavily on nondeposit funding sources. Many in the banking industry believe that this change will increase assessment rates for large banks and lower assessment costs for smaller community banks. In general, community banks usually derive the majority of their funding from deposits, so the assessment rates for such institutions should not increase and could decrease. However, the higher assessments for institutions that have relied on nondeposit sources of funding in the past could force these institutions to change their funding models and more actively search for deposits. If this happens, it could drive up the costs to attain deposits across the market, a situation that would negatively impact community banks like FNBPA.

The Dodd-Frank Act also changes the minimum reserve ratio for the FDIC DIF. The Dodd-Frank Act increases the minimum reserve ratio to 1.35 percent of estimated insured deposits or the assessment base. On December 15, 2010, the Board of Directors of the FDIC voted on a final rule to set the DIF’s designated reserve ratio (DRR) at 2% of estimated insured deposits. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion, so smaller community banks will be spared the cost of funding the increase in the minimum reserve ratio. It is not clear how the FDIC will offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion. The FDIC could charge the same assessment rates to both large and small banks until the DIF reaches the previous minimum reserve ratio of 1.15 percent and then charge higher rates to larger banks to bring the ratio up to the new 1.35 percent threshold. It is likely that once the DIF reaches the new minimum reserve ratio, banks of all sizes will be required to maintain the DIF above that ratio. This could further increase the assessment rates of community banks like FNBPA in the future.

Due to the recent increases in the assessment rates, and the potential for additional increases, the Corporation may be required to pay additional amounts to the DIF, which could have an adverse effect on the Corporation’s earnings. If the deposit insurance premium assessment rate applicable to the Corporation increases again, either because of its risk classification, because of emergency assessments, or because of another uniform increase, the Corporation’s earnings could be further adversely impacted.

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

The Corporation’s Articles of Incorporation and By-laws contain certain anti-takeover provisions that may discourage or may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by the Corporation’s Board of Directors. In particular, the Corporation’s Articles of Incorporation and By-laws:

•	previously classified its Board of Directors into three classes, so that stockholders elected only one-third of its Board of Directors each year. However, this classified structure will be phased out in May 2011;
•	permit stockholders to remove directors only for cause;
•	do not permit stockholders to take action except at an annual or special meeting of stockholders;
•	require stockholders to give the Corporation advance notice to nominate candidates for election to its Board of Directors or to make stockholder proposals at a stockholders’ meeting;

•	permit the Corporation’s Board of Directors to issue, without stockholder approval unless otherwise required by law, preferred stock with such terms as its Board of Directors may determine;
•	require the vote of the holders of at least 75% of the Corporation’s voting shares for stockholder amendments to its By-laws;

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

Portions of the Corporation’s loan portfolio are secured by real property. In the ordinary course of its business, the Corporation may own or foreclose and take title to real estate, and could be subject to environmental liabilities with respect to these properties. The Corporation may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination, or may be required to investigate or clean up hazardous or toxic substances, or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, as the owner or former owner of a contaminated site, the Corporation may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. If the Corporation ever becomes subject to significant environmental liabilities, the Corporation’s business, financial condition, liquidity and results of operations could be materially adversely affected.

The Corporation’s key assets include its brand and reputation and the Corporation’s business may be affected by how it is perceived in the market place.

The Corporation’s brand and its attributes are key assets of the Corporation. The Corporation’s ability to attract and retain banking, insurance, consumer finance, wealth management, merchant banking and corporate clients is highly dependent upon the external perceptions of its level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the Corporation’s reputation among existing customers and corporate clients, which could make it difficult for the Corporation to attract new clients and maintain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Corporation’s reputation, or result in greater regulatory or legislative scrutiny or litigation against the Corporation. Although the Corporation monitors developments for areas of potential risk to its reputation and brand, negative perceptions or publicity could materially and adversely affect the Corporation’s revenues and profitability.

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

The Community Banking segment has 223 offices, located in 32 counties in Pennsylvania and four counties in Ohio, of which 159 are owned and 64 are leased. Community Banking also leases its two commercial loan offices. The Consumer Finance segment has 62 offices, located in 17 counties in Pennsylvania, 16 counties in Tennessee, 14 counties in Ohio and 5 counties in Kentucky, of which one is owned and 61 are leased. The operating leases for the Community Banking and Consumer Finance segments expire at various dates through the year 2030 and generally include options to renew. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and principal occupation for each of the executive officers of the Corporation as of February 16, 2011 is set forth below:

Name	Age	Principal Occupation

Stephen J. Gurgovits	67	Chief Executive Officer of the Corporation; Chairman of FNBPA

Vincent J. Calabrese	48	Chief Financial Officer of the Corporation; Senior Vice President of FNBPA

Vincent J. Delie, Jr.	46	President of the Corporation; Chief Executive Officer of FNBPA

Gary L. Guerrieri	50	Executive Vice President of FNBPA

Brian F. Lilly	53	Vice Chairman and Chief Operating Officer of the Corporation; Chief Administrative Officer of FNBPA

Timothy G. Rubritz	56	Corporate Controller and Senior Vice President of the Corporation

John C. Williams, Jr.	64	President of FNBPA

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

The Corporation’s common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2010 and 2009. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2011, there were 12,348 holders of record of the Corporation’s common stock.

	Low	High	Dividends

Quarter Ended 2010
March 31	$6.65	$8.66	$0.12
June 30	7.84	9.75	0.12
September 30	7.53	8.90	0.12
December 31	8.10	10.28	0.12
Quarter Ended 2009
March 31	$5.14	$13.71	$0.12
June 30	5.74	9.31	0.12
September 30	5.86	8.07	0.12
December 31	6.32	7.45	0.12

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2010.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (◆) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2005, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance

Total Return, Including Stock and Cash Dividends

ITEM 6.	SELECTED FINANCIAL DATA
Dollars in thousands, except per share data

Year Ended December 31	2010	2009	2008 (1)	2007	2006

Total interest income	$373,721	$388,218	$409,781	$368,890	$342,422
Total interest expense	88,731	121,179	157,989	174,053	153,585
Net interest income	284,990	267,039	251,792	194,837	188,837
Provision for loan losses	47,323	66,802	72,371	12,693	10,412
Total non-interest income	115,972	105,482	86,115	81,609	79,275
Total non-interest expense	251,103	255,339	222,704	165,614	160,514
Net income	74,652	41,111	35,595	69,678	67,649
Net income available to common stockholders	74,652	32,803	35,595	69,678	67,649

At Year-End
Total assets	$8,959,915	$8,709,077	$8,364,811	$6,088,021	$6,007,592
Net loans	5,982,035	5,744,706	5,715,650	4,291,429	4,200,569
Deposits	6,646,143	6,380,223	6,054,623	4,397,684	4,372,842
Short-term borrowings	753,603	669,167	596,263	449,823	363,910
Long-term debt	192,058	324,877	490,250	481,366	519,890
Junior subordinated debt	204,036	204,711	205,386	151,031	151,031
Total stockholders’ equity	1,066,124	1,043,302	925,984	544,357	537,372

Per Common Share
Basic earnings per share	$0.66	$0.32	$0.44	$1.16	$1.15
Diluted earnings per share	0.65	0.32	0.44	1.15	1.14
Cash dividends declared	0.48	0.48	0.96	0.95	0.94
Book value	9.29	9.14	10.32	8.99	8.90

Ratios
Return on average assets	0.84%	0.48%	0.46%	1.15%	1.15%
Return on average tangible assets	0.95	0.57	0.55	1.25	1.25
Return on average equity	7.06	3.87	4.20	12.89	13.15
Return on average tangible common equity	16.02	8.74	10.63	26.23	26.30
Dividend payout ratio	74.02	149.50	219.91	82.45	81.84
Average equity to average assets	11.88	12.35	11.01	8.93	8.73

(1)	During 2008, the Corporation completed acquisitions of Omega Financial Corporation and Iron and Glass Bancorp, Inc.

QUARTERLY EARNINGS SUMMARY (Unaudited)
Dollars in thousands, except per share data

Quarter Ended 2010	Dec. 31 (1)	Sept. 30	June 30	Mar. 31

Total interest income	$92,867	$93,947	$94,361	$92,546
Total interest expense	20,022	21,688	22,880	24,141
Net interest income	72,845	72,259	71,481	68,405
Provision for loan losses	10,807	12,313	12,239	11,964
Gain on sale of securities	443	80	47	2,390
Impairment loss on securities	(51)	—	(602)	(1,686)
Other non-interest income	29,108	27,674	28,998	29,571
Total non-interest expense	58,329	64,247	63,084	65,443
Net income	23,533	17,217	17,922	15,980

Per Common Share
Basic earnings per share	$0.21	$0.15	$0.16	$0.14
Diluted earnings per share	0.21	0.15	0.16	0.14
Cash dividends declared	0.12	0.12	0.12	0.12

Quarter Ended 2009	Dec. 31	Sept. 30	June 30	Mar. 31

Total interest income	$96,160	$96,750	$97,153	$98,155
Total interest expense	26,468	28,989	31,702	34,020
Net interest income	69,585	67,544	65,332	64,082
Provision for loan losses	25,924	16,455	13,909	10,514
Gain on sale of securities	30	154	66	278
Impairment loss on securities	(3,659)	(3,291)	(740)	(203)
Other non-interest income	28,909	26,882	29,005	28,051
Total non-interest expense	65,781	62,321	66,265	60,972
Net income	4,556	10,306	10,598	15,651
Net income available to common stockholders	4,556	4,810	9,129	14,308

Per Common Share
Basic earnings per share	$0.04	$0.04	$0.10	$0.16
Diluted earnings per share	0.04	0.04	0.10	0.16
Cash dividends declared	0.12	0.12	0.12	0.12

(1)	The results for the quarter ended December 31, 2010 were significantly affected by a one-time prior service credit to pension expense of $10,543 (or $6,853 after tax) due to the freezing of the Retirement Income Plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important Cautionary Statement Regarding Forward-Looking Information

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, relating to present or future trends or factors affecting the banking industry and, specifically, the financial operations, markets and products of the Corporation. Forward-looking statements are typically identified by words such as “believe”, “plan”, “expect”, “anticipate”, “intend”, “outlook”, “estimate”, “forecast”, “will”, “should”, “project”, “goal”, and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. There are a number of important factors that could cause the Corporation’s future results to differ materially from historical performance or projected performance. These factors include, but are not limited to: (1) a significant increase in competitive pressures among financial institutions; (2) changes in the interest rate environment that may reduce net interest margins; (3) changes in prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions; (5) various monetary and fiscal policies and regulations of the U.S. Government that may adversely affect the businesses in which the Corporation is engaged; (6) technological issues which may adversely affect the Corporation’s financial operations or customers; (7) changes in the securities markets; (8) risk factors mentioned in the reports and registration statements the Corporation files with the SEC which are on file with the SEC, and are available on the Corporation’s website at www.fnbcorporation.com and on the SEC website at www.sec.gov; (9) housing prices; (10) job market; (11) consumer confidence and spending habits or (12) estimates of fair value of certain the Corporation’s assets and liabilities. All information provided in this Report is based on information presently available and the Corporation undertakes no obligation to revise these forward-looking statements or to reflect events or circumstances after the date this Report is filed with the SEC.

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

The most significant accounting policies followed by the Corporation are presented in the Summary of Significant Accounting Policies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. These policies, along with the disclosures presented in the Notes to Consolidated Financial Statements, provide information on how the Corporation values significant assets and liabilities in the consolidated financial statements, how the Corporation determines those values and how the Corporation records transactions in the consolidated financial statements.

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

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other risk factors concerning the economic environment. The specific credit allocations for individual impaired loans are based on ongoing analyses of all loans over a fixed dollar amount where the internal credit rating is at or below a predetermined classification. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. The evaluation of this component of the allowance requires considerable judgment in order to estimate inherent loss exposures.

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

There are many factors affecting the allowance for loan losses; some are quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all of the factors currently inherent in the portfolio that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that may adversely affect the Corporation’s earnings or financial position in future periods.

The Allowance and Provision for Loan Losses section of this financial review includes a discussion of the factors affecting changes in the allowance for loan losses during the current period.

Securities Valuation and Impairment

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

The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Corporation’s intent and ability to retain the security require considerable judgment. The unrealized losses of $13.3 million on pooled TPS have been recognized on the balance sheet as a component of accumulated other comprehensive income, net of tax, however future charges to earnings could result if expected cash flows deteriorate.

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC (Accounting Standards Codification) Topic 320, Investments - Debt Securities.

Goodwill and Other Intangible Assets

As a result of acquisitions, the Corporation has acquired goodwill and identifiable intangible assets on its balance sheet. Goodwill represents the cost of acquired companies in excess of the fair value of net assets, including identifiable intangible assets, at the acquisition date. The Corporation’s recorded goodwill relates to value inherent in its Community Banking, Wealth Management and Insurance segments.

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

The two-step impairment test is used to identify potential goodwill impairment and measure the amount of impairment loss to be recognized, if any. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure impairment loss, if any. Under the second step, the fair value is allocated to all of the assets and liabilities of the reporting unit to determine an implied fair value of goodwill. This allocation is similar to a purchase price allocation performed in purchase accounting. If the implied goodwill value of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that difference.

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

The Corporation performed an annual test of goodwill and other intangibles as of October 1, 2010, and concluded that the recorded value of goodwill was not impaired.

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

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2010 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Overview

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania and Ohio. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net income for 2010 was $74.7 million or $0.65 per diluted share compared to net income available to common shareholders of $32.8 million or $0.32 per diluted common share for 2009. Net income available to common stockholders for 2009 was derived by reducing net income by $8.3 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. The increase in net income is a result of an increase of $18.0 million in net interest income, combined with an increase of $10.5 million in non-interest income and decreases of $19.5 million in the provision for loan losses and $4.2 million in non-interest expenses. These items are more fully discussed later in this section.

The Corporation’s return on average equity was 7.06% and its return on average assets was 0.84% for 2010, compared to 3.87% and 0.48%, respectively, for 2009.

In addition to evaluating its results of operations in accordance with GAAP, the Corporation routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible common equity and return on average tangible assets. The Corporation believes these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s operating performance and trends, and facilitates comparisons with the performance of the Corporation’s peers. The non-GAAP financial measures the Corporation uses may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations.

The following tables summarize the Corporation’s non-GAAP financial measures for 2010 and 2009 derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Year Ended December 31,
	2010	2009

Return on average tangible common equity:
Net income available to common stockholders	$74,652	$32,803
Amortization of intangibles, net of tax	4,364	4,607

	$79,016	$37,410

Average total stockholders’ equity	$1,057,732	$1,063,104
Less: Average preferred stockholders’ equity	—	(63,602)
Less: Average intangibles	(564,448)	(571,492)

	$493,284	$428,010

Return on average tangible common equity	16.02%	8.74%

Return on average tangible assets:
Net income	$74,652	$41,111
Amortization of intangibles, net of tax	4,364	4,607

	$79,016	$45,718

Average total assets	$8,906,734	$8,606,188
Less: Average intangibles	(564,448)	(571,492)

	$8,342,286	$8,034,696

Return on average tangible assets	0.95%	0.57%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2010			2009			2008
		Interest			Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
Assets	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate

Interest earning assets:
Interest bearing deposits with banks	$171,740	$428	0.25%	$202,288	$504	0.24%	$4,344	$89	2.04%
Federal funds sold	—	—	—	14,110	69	0.48	14,596	304	2.05
Taxable investment securities (1)	1,394,778	43,150	3.04	1,210,817	50,551	4.13	1,038,815	49,775	4.77
Non-taxable investment securities (1)(2)	189,834	11,126	5.86	188,627	10,857	5.76	181,957	10,225	5.62
Loans (2)(3)	5,968,567	325,669	5.45	5,831,176	332,587	5.69	5,410,022	355,426	6.57

Total interest earning assets	7,724,919	380,373	4.92	7,447,018	394,568	5.29	6,649,734	415,819	6.25

Cash and due from banks	141,880			142,838			146,615
Allowance for loan losses	(114,526)			(107,015)			(67,962)
Premises and equipment	115,983			120,747			108,768
Other assets	1,033,478			1,002,600			859,739

	$8,906,734			$8,606,188			$7,696,894

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,443,381	10,129	0.41	$2,192,844	14,229	0.65	$1,849,808	26,307	1.42
Savings	857,582	1,659	0.19	841,999	2,875	0.34	746,570	6,610	0.89
Certificates and other time	2,199,667	52,736	2.40	2,258,551	68,595	3.04	2,137,555	78,651	3.68
Treasury management accounts	640,248	4,449	0.69	472,628	4,596	0.96	373,200	7,771	2.05
Other short-term borrowings	130,981	3,694	2.78	114,341	3,924	3.38	143,154	5,259	3.61
Long-term debt	224,610	8,080	3.60	419,570	17,202	4.10	498,262	21,044	4.22
Junior subordinated debt	204,370	7,984	3.91	205,045	9,758	4.76	192,060	12,347	6.43

Total interest bearing liabilities	6,700,839	88,731	1.32	6,504,978	121,179	1.86	5,940,609	157,989	2.66

Non-interest bearing demand	1,045,837			940,808			825,083
Other liabilities	102,326			97,298			83,785

	7,849,002			7,543,084			6,849,477
Stockholders’ equity	1,057,732			1,063,104			847,417

	$8,906,734			$8,606,188			$7,696,894

Excess of interest earning assets over interest bearing liabilities	$1,024,080			$942,040			$709,125

Net interest income (FTE)		291,642			272,389			257,830
Tax-equivalent adjustment		6,552			6,350			6,038

Net interest income		$285,090			$267,039			$251,792

Net interest spread			3.60%			3.43%			3.60%

Net interest margin (2)			3.77%			3.67%			3.88%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, treasury management accounts and short- and long-term borrowings). In 2010, net interest income, which comprised 71.1% of net revenue (net interest income plus non-interest income) compared to 71.7% in 2009, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $19.3 million or 7.1% from $272.4 million for 2009 to $291.6 million for 2010. Average interest earning assets increased $277.9 million or 3.7% and average interest bearing liabilities increased $195.9 million or 3.0% from 2009 due to investment, loan, deposit and treasury management account growth. The Corporation’s net interest margin increased 10 basis points from 2009 to 3.77% for 2010 as deposit rates declined faster than loan yields along with an improved funding mix with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table provides certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volume and rates paid for interest bearing liabilities for the periods indicated (in thousands):

	2010 vs 2009			2009 vs 2008
	Volume	Rate	Net	Volume	Rate	Net

Interest Income
Interest bearing deposits with banks	$(94)	$18	$(76)	$470	$(55)	$415
Federal funds sold	(35)	(34)	(69)	(10)	(225)	(235)
Securities	5,324	(12,456)	(7,132)	7,452	(6,044)	1,408
Loans	3,949	(10,867)	(6,918)	23,502	(46,341)	(22,839)

	9,144	(23,339)	(14,195)	31,414	(52,665)	(21,251)

Interest Expense
Deposits:
Interest bearing demand	699	(4,799)	(4,100)	4,426	(16,504)	(12,078)
Savings	(79)	(1,137)	(1,216)	720	(4,455)	(3,735)
Certificates and other time	(1,724)	(14,135)	(15,859)	4,547	(14,603)	(10,056)
Treasury management accounts	1,372	(1,519)	(147)	1,693	(4,868)	(3,175)
Other short-term borrowings	536	(766)	(230)	(404)	(931)	(1,335)
Long-term debt	(7,218)	(1,904)	(9,122)	(3,241)	(601)	(3,842)
Junior subordinated debt	(32)	(1,742)	(1,774)	790	(3,379)	(2,589)

	(6,446)	(26,002)	(32,448)	8,531	(45,341)	(36,810)

Net Change	$15,590	$2,663	$18,253	$22,883	$(7,324)	$15,559

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $380.4 million in 2010 decreased by $14.2 million or 3.6% from 2009. Average interest earning assets of $7.7 billion for 2010 grew $277.9 million or 3.7% from the same period of 2009 primarily driven by increases in average investments and average loans. The yield on interest earning assets decreased 37 basis points to 4.92% for 2010 reflecting the decreases in market interest rates.

Interest expense of $88.7 million for 2010 decreased by $32.4 million or 26.8% from 2009. The rate paid on interest bearing liabilities decreased 54 basis points to 1.32% during 2010 reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $195.9 million or 3.0% to average $6.7 billion for 2010. This growth was primarily attributable to average deposit and treasury management account growth of $479.9 million or 7.2% for 2010, driven by the success of marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market. This growth was partially offset by a $195.0 million or 46.5% reduction in long-term debt associated with the prepayment and maturities of certain higher cost borrowings in 2010.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $47.3 million during 2010 decreased $19.5 million from 2009. During 2010, net charge-offs decreased $21.0 million from 2009 as the Corporation recognized lower net charge-offs for its Florida portfolio, which decreased $24.4 million compared to 2009. The allowance for loan losses increased $1.5 million from December 31, 2009 to $106.1 million at December 31, 2010 reflecting an increase in lending activity, particularly in commercial loans and consumer lines of credit. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $47.3 million provision for loan losses for 2010 was comprised of $17.1 million relating to FNBPA’s Florida region, $6.1 million relating to Regency and $24.1 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During 2010, net charge-offs were $45.9 million or 0.77% of average loans compared to $66.9 million or 1.15% of average loans for 2009. The net charge-offs for 2010 were comprised of $19.5 million or 8.83% of average loans relating to FNBPA’s Florida region, $6.1 million or 3.82% of average loans relating to Regency and $20.3 million or 0.36% of average loans relating to the remainder of the Corporation’s portfolio. For additional information, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $116.0 million in 2010 increased $10.5 million or 9.9% from 2009. This increase resulted primarily from higher gains on sales of securities, an increase in trust fees and higher gains on sales of residential mortgage loans, combined with increased other income and lower OTTI charges. These items were partially offset by decreases in service charges, insurance commissions and fees, securities commissions and fees and income from bank owned life insurance (BOLI). These items are further explained in the following paragraphs.

Net impairment losses on securities of $2.3 million improved by $5.6 million from 2009 due to fewer impairment losses during 2010 relating to investments in pooled TPS.

Service charges on loans and deposits of $56.8 million for 2010 decreased $1.0 million or 1.7% from 2009, reflecting lower overdraft fees resulting from changing patterns of consumer behavior and the implementation of Regulation E, which was effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010. The impact of Regulation E on 2010 was a reduction to service charges on deposits of $1.7 million. The lower overdraft fees were partially offset by higher debit card fees.

Insurance commissions and fees of $15.8 million for 2010 decreased $0.9 million or 5.4% from 2009 primarily as a result of lower contingent and commission revenues.

Securities commissions and fees of $6.8 million for 2010 decreased by $0.6 million or 8.3% from 2009 primarily due to lower revenue generated from financial consultant activity during 2010.

Trust fees of $12.7 million in 2010 increased by $0.9 million or 7.7% from 2009 due to the effect of improved market conditions on assets under management compared to 2009. Assets under management increased by $61.4 million or 2.7% to $2.3 billion at December 31, 2010.

Income from BOLI of $4.9 million for 2010 decreased by $0.7 million or 13.0% from 2009. This decrease was primarily attributable to lower yields and a $13.7 million withdrawal from the policy which was redeployed into higher yielding investments during 2009.

Gain on sale of residential mortgage loans of $3.8 million for 2010 increased by $0.7 million or 22.9% from 2009. The Corporation sold $191.9 million of residential mortgage loans during 2010 compared to $196.2 million during 2009 as part of its ongoing strategy of generally selling 30-year fixed rate residential mortgage loans.

Gains on sales of securities of $3.0 million increased $2.4 million from 2009 primarily as a result of the Corporation selling a $6.0 million U.S. government agency security and $53.8 million of mortgage-backed securities during 2010 to better position the balance sheet.

Other income of $14.5 million for 2010 increased $4.1 million or 39.4% from 2009. The primary items contributing to this increase were $2.9 million more in recoveries on impaired loans acquired in previous acquisitions, $2.0 million more in gains relating to activity at the Corporation’s merchant banking subsidiary and $0.2 million more in gains relating to the sale of repossessed assets. These items were partially offset by a gain of $0.8 million recognized during 2009 on the sale of a building acquired in a previous acquisition and a decrease of $0.5 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in net interest income.

Non-Interest Expense

Total non-interest expense of $251.1 million in 2010 decreased $4.2 million or 1.7% from 2009. This decrease was primarily attributable to decreases in salaries and employee benefits, outside services, other real estate owned (OREO), FDIC insurance, telephone and advertising, partially offset by increases in merger-related and other expenses. These items are further explained in the following paragraphs.

Salaries and employee benefits of $126.3 million in 2010 decreased $0.6 million or 0.5% from 2009. This decrease was primarily driven by a one-time $10.5 million reduction to pension expense in 2010 related to the amendment of the existing plan to be more in line with current industry practices. This amendment is intended to reduce the volatility and uncertainty of future pension costs and provide employees greater flexibility through participation in the Corporation’s 401(k) plan which is expected to increase the Corporation’s contributions by approximately $1.0 million per annum. Partially offsetting the one-time pension adjustment was an increase of $3.8 million relating to salaries associated with various revenue-generating initiatives such as the addition of an asset-based lending group and an expanded private banking group combined with normal annual merit increases. Additionally, incentive compensation, increased $3.8 million resulting from business performance, discretionary employer 401(k) contributions increased $1.1 million as a result of the Corporation exceeding its annual profitability thresholds and restricted stock expense increased $1.0 million primarily due to the effect of prior year executive bonuses being awarded in stock instead of cash.

Amortization of intangibles expense of $6.7 million in 2010 decreased $0.4 million or 5.3% from 2009 due to a combination of certain intangible assets being completely amortized during 2009 and lower amortization expense on some intangible assets due to accelerated amortization methods.

Outside services expense of $22.6 million in 2010 decreased $1.0 million or 4.1% from 2009 primarily due to lower legal and consulting fees during 2010 resulting from the completion of projects and loan workout efforts in 2009.

FDIC insurance of $10.5 million for 2010 decreased $3.4 million from 2009 due to a one-time special assessment of $4.0 million paid during 2009, partially offset by the full year effect of an increase in FDIC insurance premium rates during the second half of 2009 and higher deposits.

State tax expense of $7.3 million in 2010 increased $0.5 million or 6.8% from 2009 primarily due to higher net worth based taxes related to the June 2009 capital raise.

OREO expense of $4.9 million in 2010 decreased $1.3 million or 21.0% from 2009, due to lower foreclosure activity and write-downs of OREO property in the Florida market compared to 2009.

Telephone expense of $4.5 million in 2010 decreased $0.7 million or 13.6% from 2009 reflecting continued effective expense control through the use of technology.

Advertising and promotional expense of $5.2 million in 2010 decreased slightly from 2009.

The Corporation recorded merger-related expenses of $0.6 million in 2010 relating to the acquisition of CBI, which closed on January 1, 2011. No merger-related expenses were recorded during 2009. Information relating to the Corporation’s acquisitions is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Other non-interest expenses of $24.2 million in 2010 increased $2.1 million or 9.7% from 2009. During 2010, the Corporation recognized charges of $2.3 million associated with the prepayment of certain higher cost borrowings to better position the balance sheet.

Income Taxes

The Corporation’s income tax expense of $27.9 million for 2010 increased by $18.6 million from 2009. The effective tax rate of 27.19% for 2010 increased from 18.40% for 2009, primarily due to higher pre-tax income for 2010. The income tax expense for 2010 and 2009 were favorably impacted by $0.3 million and $0.4 million, respectively, due to the resolution of previously uncertain tax positions. The lower effective tax rate also reflects benefits resulting from tax-exempt income on investments, loans and BOLI. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net income for 2009 was $41.1 million compared to net income of $35.6 million for 2008. Net income available to common stockholders for 2009 was $32.8 million or $0.32 per diluted share, compared to net income available to common stockholders for 2008 of $35.6 million or $0.44 per diluted share. Net income available to common stockholders for 2009 included $8.3 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the CPP. The increase in net income is a result of an increase of $15.2 million in net interest income, combined with an increase of $19.4 million in non-interest income and a decrease of $5.6 million in the provision for loan losses, partially offset by an increase of $32.6 million in non-interest expenses. These items are more fully discussed later in this section.

The Corporation’s return on average equity was 3.87% and its return on average assets was 0.48% for 2009, compared to 4.20% and 0.46%, respectively, for 2008.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. In 2009, net interest income, which comprised 71.7% of net revenue compared to 74.5% in 2008, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $14.6 million or 5.6% from $257.8 million for 2008 to $272.4 million for 2009. Average interest earning assets increased $797.3 million or 12.0% and average interest bearing liabilities increased $564.4 million or 9.5% from 2008 due to organic loan and deposit growth and the Omega and IRGB acquisitions. The Corporation’s net interest margin decreased by 21 basis points from 2008 to 3.67% for 2009 as loan yields declined faster than deposit rates, reflecting the actions taken by the FRB to lower interest rates during the fourth quarter of 2008 combined with competitive pressures on deposit rates.

Interest income, on an FTE basis, of $394.6 million in 2009 decreased by $21.3 million or 5.1% from 2008. Average interest earning assets of $7.4 billion for 2009 grew $797.3 million or 12.0% from the same period of 2008 primarily driven by the Omega and IRGB acquisitions, which increased loans by $1.1 billion and $160.2 million, respectively, at the time of each acquisition. The yield on interest earning assets decreased 96 basis points to 5.29% for 2009 reflecting changes in interest rates as the FRB has lowered its federal funds target rate from 4.25% at the beginning of 2008 to 0.25% by the end of 2009.

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

Provision for Loan Losses

The provision for loan losses of $66.8 million in 2009 decreased $5.6 million from 2008. In 2009, net charge-offs increased $34.3 million as allowances provided in 2008 were charged off in 2009, while the allowance for loan losses ended 2009 at $104.7 million, flat with December 31, 2008. The $66.8 million provision for loan losses for 2009 was comprised of $35.1 million relating to FNBPA’s Florida region, $6.7 million relating to Regency and $25.0 million relating to the remainder of the Corporation’s portfolio. The increase in net charge-offs reflects continued weakness in the Corporation’s Florida portfolio, and, to a much lesser extent, the slowing economy in Pennsylvania. During 2009, net charge-offs were $66.9 million or 1.15% of average loans compared to $32.6 million or 0.60% of average loans for 2008. The net charge-offs for 2009 were comprised of $43.8 million or 15.80% of average loans relating to FNBPA’s Florida region, $6.3 million or 4.04% of average loans relating to Regency and $16.7 million or 0.30% of average loans relating to the remainder of the Corporation’s portfolio. For additional information, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $105.5 million in 2009 increased $19.4 million or 22.5% from 2008. This increase resulted primarily from increases in both service charges and insurance commissions and fees reflecting organic growth and the impact of acquisitions combined with lower OTTI charges, a gain recognized on the sale of a building acquired in a previous acquisition and higher gains on sales of residential mortgage loans. These items were partially offset by decreases in securities commissions and fees, trust fees, income from bank owned life insurance and gains on sales of securities.

Service charges on loans and deposits of $57.7 million for 2009 increased $3.0 million or 5.6% from 2008, reflecting organic growth as the Corporation took advantage of competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking. Additionally, the Corporation’s customer base expanded as a result of the Omega and IRGB acquisitions during 2008. Insurance commissions and fees of $16.7 million for 2009 increased $1.1 million or 7.1% from 2008 primarily as a result of the acquisition of Omega during 2008. Securities commissions of $7.5 million for 2009 decreased by $0.7 million or 8.2% from 2008 primarily due to lower activity due to market conditions, partially offset by the impact of the acquisition of Omega during 2008. Trust fees of $11.8 million in 2009 decreased by $0.3 million or 2.3% from 2008 due to the negative effect of market conditions on assets under management, partially offset by growth in assets under management resulting from the Omega acquisition during 2008. Income from BOLI of $5.7 million for 2009 decreased by $0.7 million or 11.4% from 2008. This decrease was primarily attributable to death claims, lower yields and a $13.7 million withdrawal from the policy due to the unfavorable market conditions during 2009. Gain on sale of residential mortgage loans of $3.1 million for 2009 increased by $1.2 million or 67.8% from 2008 due to a higher volume of loan sales resulting from increased loan refinancing in a lower rate environment. The Corporation sold $196.2 million of residential mortgage loans during 2009 compared to $117.8 million during 2008. Gains on sales of securities of $0.5 million decreased $0.3 million or 36.7% from 2008. During 2009, the Corporation recognized a gain of $0.2 million relating to the acquisition of a company in which the Corporation owned stock. Additionally, the Corporation recognized a gain of $0.2 million relating to called securities during 2009. During 2008, most of the gain related to the Visa, Inc. initial public offering. The Corporation is a member of Visa USA since it issues Visa debit cards. As such, a portion of the Corporation’s ownership interest in Visa was redeemed in exchange for $0.7 million. This entire amount was recorded as gain on sale of securities in 2008 since the Corporation’s cost basis in Visa is zero. Net impairment losses on securities of $7.9 million decreased by $9.3 million from 2008. Impairment losses on securities during 2009 consisted of $7.1 million related to investments in pooled TPS and $0.7 million related to investments in bank stocks, while impairment losses on securities during 2008 consisted of $16.0 million related to investments in pooled TPS and $1.2 million related to investments in bank stocks. Other income of $10.4 million for 2009 increased $6.7 million or 178.0% from 2008. The primary items contributing to this increase were $1.0 million more in gains relating to payments received on impaired loans acquired in previous acquisitions, a gain of $0.8 million on the sale of a building acquired in a previous acquisition and an increase of $0.3 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income. Additionally, impairment losses associated with the Corporation’s merchant banking subsidiary decreased by $2.9 million.

Non-Interest Expense

Total non-interest expense of $255.3 million in 2009 increased $32.6 million or 14.7% from 2008. This increase was primarily attributable to operating expenses resulting from the Omega and IRGB acquisitions in 2008 combined with increases in salaries and employee benefits, OREO and FDIC insurance.

Salaries and employee benefits of $126.9 million in 2009 increased $10.0 million or 8.6% from 2008. This increase was primarily attributable to the acquisitions of Omega and IRGB during 2008 combined with $1.1 million in additional pension expense during 2009 resulting from an increase in the actuarial valuation amount. Combined net occupancy and equipment expense of $38.2 million in 2009 increased $4.0 million or 11.7% from the combined 2008 level, primarily due to the Omega and IRGB acquisitions during 2008. Amortization of intangibles expense of

$7.1 million in 2009 increased $0.6 million or 10.0% from 2008 primarily due to higher intangible balances resulting from the Omega and IRGB acquisitions during 2008. Outside services expense of $23.6 million in 2009 increased $2.7 million or 12.8% from 2008 primarily due to the Omega and IRGB acquisitions during 2008, combined with higher fees for professional services, including legal fees incurred for loan workout efforts. FDIC insurance of $13.9 million for 2009 increased $13.0 million from 2008 due to a one-time special assessment of $4.0 million paid during 2009, combined with an increase in FDIC insurance premium rates for 2009 and FNBPA having utilized its FDIC insurance premium credits in prior periods. State tax expense of $6.8 million in 2009 increased $0.3 million or 4.0% from 2008 primarily due to higher net worth based taxes resulting from the Corporation’s acquisitions of Omega and IRGB in 2008. OREO expense of $6.2 million in 2009 increased $4.0 million from 2008, due to increased foreclosure activity and write-downs of OREO property, particularly in the Florida market, during 2009. Advertising and promotional expense of $5.3 million in 2009 increased $0.7 million or 16.0% from 2008 due to increased advertising in connection with the Corporation’s efforts to attract new customers to the Corporation’s local approach to banking during a time of competitor disruption in the marketplace, combined with the Corporation’s acquisitions of Omega and IRGB in 2008. The Corporation recorded merger-related expenses of $4.7 million in 2008 relating to the acquisitions of Omega and IRGB. No merger-related expenses were recorded during 2009. Information relating to the Corporation’s acquisitions is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. Other non-interest expenses of $22.1 million in 2009 increased $2.1 million or 10.2% from 2008. This increase reflects additional operating costs associated with the Corporation’s acquisitions of Omega and IRGB in 2008. Additionally, loan-related expense of $3.8 million in 2009 increased $0.8 million from 2008 primarily due to costs associated with the Florida commercial loan portfolio in 2009. Also, the Corporation recorded net expense of $1.0 million during 2009 associated with a litigation settlement.

Income Taxes

The Corporation’s income tax expense of $9.3 million for 2009 increased by $2.0 million or 28.1% from 2008. The effective tax rate of 18.4% for 2009 increased from 16.9% for the prior year, primarily due to higher pre-tax income for 2009. The income tax expense for 2009 and 2008 were favorably impacted by $0.4 million and $0.3 million, respectively, due to the resolution of previously uncertain tax positions. The lower effective tax rate also reflects benefits resulting from tax-exempt income on investments, loans and BOLI. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.

Liquidity

The Corporation’s goal in liquidity management is to satisfy the cash flow requirements of customers and the operating cash needs of the Corporation with cost-effective funding. The Board of Directors of the Corporation has established an Asset/Liability Management Policy in order to achieve and maintain earnings performance consistent with long-term goals while maintaining acceptable levels of interest rate risk, a “well-capitalized” balance sheet and adequate levels of liquidity. The Board of Directors of the Corporation has also established a Contingency Funding Policy to address liquidity crisis conditions. These policies designate the Corporate Asset/Liability Committee (ALCO) as the body responsible for meeting these objectives. The ALCO, which includes members of executive management, reviews liquidity on a periodic basis and approves significant changes in strategies that affect balance sheet or cash flow positions. Liquidity is centrally managed on a daily basis by the Corporation’s Treasury Department.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at December 31, 2010 was $91.6 million, up from $74.9 million at December 31, 2009. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.0x on December 31, 2010 and 2.1x on December 31, 2009 versus a policy guideline of > = 1x. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 12 months on both December 31, 2010 and 2009 versus a policy guideline of > = 3 months. During 2009, the Parent took a number of actions to bolster its cash position. On January 9, 2009, the Corporation completed the sale of 100,000 shares of newly issued Series C Preferred Stock valued at $100.0 million as part of the UST’s CPP. The Corporation redeemed the Series C Preferred Stock on September 9, 2009. Additionally, on January 21, 2009, the Corporation’s Board of Directors elected to reduce the common stock cash dividend rate from $0.24 to $0.12 per quarter, thus reducing annual liquidity needs by approximately $55.0 million. Finally, on June 16, 2009, the Corporation completed a common stock offering that raised $125.8 million in total capital, $98.0 million of which was invested in FNBPA. The parent also may draw on an approved line of credit with a major domestic bank. This unused line was $15.0 million as of December 31, 2010 and 2009. During 2009, a $25.0 million committed line of credit was negotiated with a major domestic bank on behalf of Regency. As of December 31, 2010 and 2009, $10.0 million was outstanding. In addition, the Corporation also issues subordinated notes through Regency on a regular basis. Subordinated notes increased $14.9 million or 7.9% during 2010 to $204.2 million at December 31, 2010. This increase is net of a $5.6 million decrease in the balance of a single customer’s account.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and treasury management accounts. As a result, the Corporation is less reliant on capital markets funding as witnessed by its ratio of total deposits and treasury management accounts to total assets of 81.0% and 79.4% as of December 31, 2010 and 2009, respectively. Over this time period, growth in deposits and treasury management accounts was $341.0 million or 4.9% which funded loan growth of $238.8 million. FNBPA had unused wholesale credit availability of $3.1 billion or 35.3% of bank assets at December 31, 2010 and $3.1 billion or 36.9% of bank assets at December 31, 2009. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 4.6% and 4.9% of bank assets as of December 31, 2010 and 2009, respectively. FNBPA recently received approval to offer an offshore, non-collateralized, interest-bearing checking account. This account is expected to reduce the security pledging requirements of FNBPA as customers move from repurchase agreements to this account. Consequently, the lower pledging requirements will result in a higher level of unpledged government and agency securities available for contingency funding needs.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of December 31, 2010 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-

month cumulative gap to total assets of (1.1)% as of December 31, 2010 compares to an internal guideline of between (5.0)% and 5.0%. This metric was not calculated as of December 31, 2009.

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Assets
Loans	$142,034	$269,510	$408,924	$703,691	$1,524,159
Investments	96,275	74,259	133,078	232,613	536,225

	238,309	343,769	542,002	936,304	2,060,384
Liabilities
Non-maturity deposits	57,391	114,783	172,174	344,349	688,697
Time deposits	147,313	249,105	363,374	512,573	1,272,365
Borrowings	27,353	34,291	47,683	90,105	199,432

	232,057	398,179	583,231	947,027	2,160,494

Period Gap (Assets - Liabilities)	$6,252	$(54,410)	$(41,229)	(10,723)	(100,110)

Cumulative Gap	$6,252	$(48,158)	$(89,387)	(100,110)

Cumulative Gap to Total Assets	0.1%	(0.5)%	(1.0)%	(1.1)%

In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of the Corporation’s liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Securities footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses impairment charges the Corporation has taken on its investment portfolio during 2010 and 2009 relating to the pooled TPS and bank stock portfolios. The Securities footnote also discusses the ongoing process management utilizes to determine whether impairment exists.

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

The following repricing gap analysis (in thousands) as of December 31, 2010 compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year

Interest Earning Assets (IEA)
Loans	$1,442,933	$988,467	$391,226	$570,865	$3,393,491
Investments	96,278	96,481	194,576	309,233	696,568

	1,539,211	1,084,948	585,802	880,098	4,090,059

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,643,445	—	—	—	1,643,445
Time deposits	156,648	244,919	354,042	493,806	1,249,415
Borrowings	668,869	10,030	32,791	17,321	729,011

	2,468,962	254,949	386,833	511,127	3,621,871

Period Gap	$(929,751)	$829,999	$198,969	$368,971	$468,188

Cumulative Gap	$(929,751)	$(99,752)	$99,217	$468,188

IEA/IBL (Cumulative)	0.62	0.96	1.03	1.13

Cumulative Gap to IEA	(11.9)%	(1.3)%	1.3%	6.0%

The cumulative twelve-month IEA to IBL ratio changed to 1.13 for December 31, 2010 from 1.04 for December 31, 2009.

The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months. Whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2010.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	December 31,	December 31,	ALCO
	2010	2009	Guidelines

Net interest income change (12 months):
+ 300 basis points	0.1%	(0.8)%	+/-5.0%
+ 200 basis points	0.0%	(0.5)%	+/-5.0%
+ 100 basis points	(0.1)%	(0.2)%	+/-5.0%
- 100 basis points	0.2%	(0.7)%	+/-5.0%

Economic value of equity:
+ 300 basis points	(8.5)%	(9.7)%	—
+ 200 basis points	(5.2)%	(5.9)%	—
+ 100 basis points	(2.2)%	(2.3)%	—
− 100 basis points	1.4%	(0.9)%	—

The Corporation’s strategy is to manage to a neutral interest rate risk position. In the short term, rising rates have a modest positive effect on net interest income. The Corporation has maintained a relatively stable net interest margin over the last five years despite market rate volatility.

During 2010, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 57.4% of total loans as of December 31, 2009 to 58.4% of total loans as of December 31, 2010. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The duration of the investment portfolio is relatively low at 2.5 years and 2.3 years at December 31, 2010 and 2009, respectively. The investment portfolio is expected to generate approximately $460.0 million in cash flow during 2011. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $138.9 million in notional swap principal originated in 2010 contributed to the increase in adjustable loans and has brought the total to $480.7 million under this program. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

The Corporation recognizes that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and available industry data. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the balance sheet structure as of the valuation data and do not reflect the planned growth or management actions which could be taken.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2010 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Deposits without a stated maturity	$4,517,074	$—	$—	$—	$4,517,074
Certificates and other time deposits	1,242,049	664,798	218,662	3,560	2,129,069
Operating leases	5,651	9,354	4,604	12,614	32,223
Long-term debt	26,098	112,923	51,949	1,088	192,058

	$5,790,872	$787,075	$275,215	$17,262	$6,870,424

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2010 (in thousands):

	Within			After
	1 Year	1-3 Years	3-5 Years	5 Years	Total

Commitments to extend credit	$1,380,266	$34,730	$23,869	$111,391	$1,550,256
Standby letters of credit	67,298	32,548	1,340	—	101,186

	$1,447,564	$67,278	$25,209	$111,391	$1,651,442

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

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial loans in Florida, which totaled $195.3 million or 3.2% of total loans as of December 31, 2010 compared to $243.9 million or 4.2% of total loans as of December 31, 2009. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $162.8 million or 2.7% of total loans as of December 31, 2010.

Following is a summary of loans (in thousands):

December 31	2010	2009	2008	2007	2006

Commercial	$3,337,992	$3,234,738	$3,173,941	$2,232,860	$2,111,752
Direct installment	1,002,725	985,746	1,070,791	941,249	926,766
Residential mortgages	622,242	605,219	638,356	465,881	490,215
Indirect installment	514,369	527,818	531,430	427,663	461,214
Consumer lines of credit	493,881	408,469	340,750	251,100	254,054
Other	116,946	87,371	65,112	25,482	9,143

	$6,088,155	$5,849,361	$5,820,380	$4,344,235	$4,253,144

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

Total loans increased $238.8 million or 4.1% to $6.1 billion at December 31, 2010 compared to $5.8 billion at December 31, 2009. The majority of the increase was due to solid growth in commercial loans and consumer lines of credit.

Total loans were essentially unchanged at $5.8 billion for both the periods ended December 31, 2009 and 2008. However, the Corporation saw a favorable shift in the loan mix as commercial and consumer lines of credit increased by 1.9% and 19.9%, respectively, while direct installment, residential mortgages and indirect installment declined 7.9%, 5.2% and 0.7%, respectively. Additionally, other increased by 34.2%, primarily due to an increase of $20.6 in commercial leases.

The composition of the Florida loan portfolio consisted of the following as of December 31, 2010: unimproved residential land (11.7%), unimproved commercial land (17.4%), improved land (3.0%), income producing commercial real estate (48.1%), residential construction (5.8%), commercial construction (11.3%), commercial and industrial (1.1%) and owner-occupied (1.6%). The percentage of loans in the Florida portfolio comprising income producing commercial real estate increased from December 31, 2009 after an $8.1 million residential construction loan and an $8.5 million commercial construction loan were both reclassified to the income producing segment after the construction phases were completed and the properties began to lease. The weighted average loan-to-value ratio for the Florida portfolio was 82.0% and 76.8% as of December 31, 2010 and 2009, respectively.

The majority of the Corporation’s loan portfolio consists of commercial loans. As of December 31, 2010 and 2009, commercial real estate loans were $2.1 billion for both periods, or 34.7% and 35.4% of total loans, respectively. As of December 31, 2010, approximately 47.0% of the commercial real estate loans are owner-occupied, while the remaining 53.0% are non-owner-occupied. As of December 31, 2010 and 2009, the Corporation had construction loans of $202.0 million and $184.1 million, respectively, representing 3.3% and 3.1% of total loans, respectively. As of December 31, 2010 and 2009, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2010 (in thousands):

	Within	1-5	Over
	1 Year	Years	5 Years	Total

Commercial	$237,063	$904,087	$2,196,842	$3,337,992
Residential mortgages	803	25,336	596,103	622,242

	$237,866	$929,423	$2,792,945	$3,960,234

The total amount of loans due after one year includes $2.9 billion with floating or adjustable rates of interest and $855.2 million with fixed rates of interest.

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

Non-performing investments consist of pooled TPS with OTTI charges recognized that are currently in a non-accrual status.

Following is a summary of non-performing assets (dollars in thousands):

December 31	2010	2009	2008	2007	2006

Non-accrual loans	$115,589	$133,891	$139,607	$29,211	$24,636
Restructured loans	19,705	11,624	3,872	3,288	3,314

Total non-performing loans	135,294	145,515	143,479	32,499	27,950
Other real estate owned (OREO)	32,702	21,367	9,177	8,052	5,948

Total non-performing loans and OREO	167,996	166,882	152,656	40,551	33,898
Non-performing investments	5,974	4,825	10,456	—	—

Total non-performing assets	$173,970	$171,707	$163,112	$40,551	$33,898

Non-performing loans/total loans	2.22%	2.49%	2.47%	0.75%	0.66%
Non-performing loans + OREO/ total loans + OREO	2.74%	2.84%	2.62%	0.93%	0.80%
Non-performing assets/total assets	1.94%	1.97%	1.95%	0.67%	0.56%

During 2010, non-performing loans and OREO increased $1.1 million from $166.9 million at December 31, 2009 to $168.0 million at December 31, 2010. This increase in non-performing loans and OREO reflects an $8.1 million increase in restructured loans primarily relating to the Corporation’s Pennsylvania portfolio, and an $11.3 million increase in OREO, primarily relating to the Corporation’s Florida portfolio. The restructured loans have increased primarily due to modifying residential loans to help homeowners retain their residences. Additionally, total non-accrual loans decreased $18.3 million during 2010 as non-accrual loans relating to the Corporation’s Florida loan portfolio decreased $16.5 million and non-accrual loans for Corporation’s Pennsylvania loan portfolio decreased $1.6 million. During 2010, two non-accrual loans in the Florida portfolio totaling $17.6 million were partially charged down and transferred to OREO. The level of Florida non-accruals was then further reduced during the fourth quarter after $12.9 million in write-downs were taken as a result of the reappraisals that occurred on a majority of the land-related loans in that portfolio. These reductions to the level of non-accrual loans were somewhat offset by the migration to non-accrual of a $20.0 million relationship during 2010. This relationship had a specific reserve of $3.4 million at December 31, 2010, with the net balance adequately secured based on an updated appraisal received in the fourth quarter of 2010.

The increase in non-performing loans from 2007 to 2008 is primarily a result of the significant deterioration in Florida, and to a much lesser extent, the slowing economy in Pennsylvania.

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2010	2009	2008	2007	2006

Loans 90 days or more past due	$8,634	$12,471	$13,677	$7,173	$5,171
As a percentage of total loans	0.14%	0.21%	0.23%	0.17%	0.12%

The following tables provide additional information relating to non-performing loans for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total

December 31, 2010
Non-performing loans	$71,961	$55,222	$8,111	$135,294
Other real estate owned (OREO)	10,520	20,860	1,322	32,702
Total past due loans	103,255	57,721	6,869	167,845
Non-performing loans/total loans	1.26%	28.28%	4.98%	2.22%
Non-performing loans + OREO/ total loans + OREO	1.44%	35.20%	5.75%	2.74%
December 31, 2009
Non-performing loans	$66,160	$71,737	$7,618	$145,515
Other real estate owned (OREO)	9,836	10,341	1,190	21,367
Total past due loans	112,659	71,737	7,404	191,800
Non-performing loans/total loans	1.22%	29.41%	4.70%	2.49%
Non-performing loans + OREO/ total loans + OREO	1.39%	32.28%	5.40%	2.84%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual and restructured loans (in thousands):

December 31	2010	2009	2008	2007	2006

Gross interest income:
Per contractual terms	$7,827	$8,788	$6,408	$2,378	$2,046
Recorded during the year	965	698	347	362	458

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

In estimating loan loss contingencies, management considers numerous factors, including historical charge-off rates and subsequent recoveries. Management also considers, but is not limited to, qualitative factors that influence the Corporation’s credit quality, such as delinquency and non-performing loan trends, changes in loan underwriting guidelines and credit policies, as well as the results of internal loan reviews. Finally, management considers the impact of changes in current local and regional economic conditions in the markets that the Corporation serves. Assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. Homogeneous loan pools are evaluated using a combination of historical loss experience and an analysis of the rate at which delinquent loans ultimately result in charge-offs to estimate credit quality migration and expected losses within the homogeneous loan pools. Historical loss rates are adjusted to incorporate changes in existing conditions that may impact, both positively or negatively, the degree to which these loss histories may vary. This determination inherently involves a high degree of uncertainty and considers current risk factors that may not have occurred in the Corporation’s historical loan loss experience.

During the fourth quarter of 2009, the Corporation updated the allowance methodology to place a greater emphasis on losses realized within the past two years. The previous methodology relied on a rolling 15 quarter experience method. This change did not have a material impact on the 2009 provision and allowance, but could indicate higher provisions in future periods if higher losses are experienced. The Corporation continued to utilize this updated methodology in 2010.

During the fourth quarter of 2008, the Corporation began applying its methodology for establishing the allowance for loan losses to the Pennsylvania and Florida loan portfolios separately instead of continuing to evaluate the portfolios on a combined basis. This decision was based on the fact that the two loan portfolios have significantly different risk characteristics and that the Florida economic environment was deteriorating at an accelerated rate in the fourth quarter of 2008.

In evaluating its Florida loan portfolio in 2008, the Corporation increased the allowance to address the heightened level of inherent risk in that portfolio given the significant deterioration in that market. In applying the methodology to this portfolio, the Corporation utilized quantitative loss factors provided by the OCC based on a prior recession. The OCC-supplied rates were more appropriate than historical loss history due to the limited age and relatively small size of the portfolio; furthermore, all non-performing loans within this pool have been evaluated for impairment under ASC Topic 310. The combined impact of the significant deterioration in the Florida market and separately evaluating the Florida loan portfolio utilizing these quantitative factors was a $12.3 million increase in the Corporation’s allowance for loan losses for the Florida loan portfolio at December 31, 2008, with the predominant factor being the impact of the significant deterioration in the Florida market.

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

Following is a summary of changes in the allowance for loan losses (dollars in thousands):

Year Ended December 31	2010	2009	2008	2007	2006

Balance at beginning of period	$104,655	$104,730	$52,806	$52,575	$50,707
Additions due to acquisitions	—	16	12,150	21	3,035
Charge-offs:
Commercial	(30,315)	(52,850)	(21,578)	(3,327)	(2,813)
Direct installment	(10,431)	(8,907)	(8,382)	(7,351)	(6,502)
Residential mortgages	(1,387)	(1,288)	(573)	(297)	(902)
Indirect installment	(3,345)	(3,881)	(2,833)	(2,181)	(2,778)
Consumer lines of credit	(1,841)	(1,444)	(1,240)	(1,373)	(1,026)
Other	(1,270)	(1,297)	(1,308)	(684)	(659)

Total charge-offs	(48,589)	(69,667)	(35,914)	(15,213)	(14,680)
Recoveries:
Commercial	808	912	1,326	481	821
Direct installment	1,015	1,024	1,030	1,241	1,523
Residential mortgages	99	69	181	158	187
Indirect installment	640	625	638	683	345
Consumer lines of credit	160	122	121	117	126
Other	9	22	21	50	99

Total recoveries	2,731	2,774	3,317	2,730	3,101
Net charge-offs	(45,858)	(66,893)	(32,597)	(12,483)	(11,579)
Provision for loan losses	47,323	66,802	72,371	12,693	10,412

Balance at end of period	$106,120	$104,655	$104,730	$52,806	$52,575

Net loan charge-offs/average loans	0.77%	1.15%	0.60%	0.29%	0.29%
Allowance for loan losses/total loans	1.74%	1.79%	1.80%	1.22%	1.24%
Allowance for loan losses/ non-performing loans	78.44%	71.92%	72.99%	162.48%	188.10%

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

During 2010, the level of investor interest and activity in the Florida market continued to improve. This was evident in the number of investors seeking opportunities to purchase properties at current market price points, as well as an increase in lending activity. The Corporation completed the sale of various condo units and developed land parcels during the year which had previously been in OREO. The Corporation also successfully sold four performing loan relationships to a Florida-based community bank at par value, a sign the secondary markets are beginning to open up and that lending activity is resuming in the Florida market.

The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s core portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total

At or for the Year Ended December 31, 2010
Provision for loan losses	$24,053	$17,126	$6,144	$47,323
Allowance for loan losses	81,797	17,485	6,838	106,120
Net charge-offs	20,315	19,433	6,111	45,859
Net charge-offs/average loans	0.36%	8.83%	3.82%	0.77%
Allowance for loan losses/total loans	1.43%	8.95%	4.20%	1.74%
Allowance for loan losses/ non-performing loans	113.67%	31.66%	84.30%	78.44%
At or for the Year Ended December 31, 2009
Provision for loan losses	$25,045	$35,090	$6,667	$66,802
Allowance for loan losses	78,061	19,789	6,805	104,655
Net charge-offs	16,744	43,807	6,342	66,893
Net charge-offs/average loans	0.30%	15.80%	4.04%	1.15%
Allowance for loan losses/total loans	1.43%	8.11%	4.20%	1.79%
Allowance for loan losses/ non-performing loans	117.99%	27.59%	89.33%	71.92%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

During 2010, the Corporation reduced its Florida land-related portfolio including OREO by $25.1 million or 24.3%, reducing total land-related exposure including OREO to $78.1 million. In addition, the condominium portfolio exposure including OREO, is down $1.6 million since December 31, 2009 to $2.8 million at December 31, 2010. These reductions are consistent with the Corporation’s objective to reduce higher risk exposures in the Florida portfolio.

The allowance for loan losses at December 31, 2010 increased $1.5 million or 1.4% from December 31, 2009 as the provision for loan losses for 2010 of $47.3 million exceeded net charge-offs of $45.9 million. While there is an increase in lending activity in the Corporation’s Pennsylvania portfolio, the duration of the slow economic environment in the Corporation’s Florida portfolio continues to be a challenge. The allowance for loan losses for the Florida portfolio was $17.5 million or 8.95% of total loans in that portfolio at December 31, 2010 compared to $19.8 million or 8.11% of that portfolio at December 31, 2009. Based on data collected from reappraisals during 2010 on certain properties in the Florida portfolio, along with Florida market data, the information suggests that Florida land valuations have not yet fully stabilized. As a result, the Corporation provided additional reserves to the Florida land portfolio allowance during the first three quarters of 2010 in anticipation of the reappraisal process that occurred during the fourth quarter of 2010 on a majority of the properties in the land portfolio. The collective impact of loan migrations, write-downs and transfers to OREO during the year resulted in a $0.4 million reduction in the Florida land-related allowance. The allowance for the Florida land-related portfolio at December 31, 2010 was $7.6 million or 12.12% of the land-related portfolio.

The allowance for loan losses as a percentage of non-performing loans increased from 71.92% as of December 31, 2009 to 78.44% as of December 31, 2010. While the allowance for loan losses increased $1.5 million or 1.4% since December 31, 2009, non-performing loans decreased $10.2 million or 7.0% over the same period primarily due to loans migrating to OREO.

During 2009, the Corporation was able to reduce its Florida land-related portfolio including OREO by $46.9 million or 31.2%, reducing total land-related exposure including OREO to $103.2 million at December 31, 2009. Including OREO, the condominium portfolio was reduced by $12.8 million during 2009, representing a 74.3% decline since December 31, 2008 to stand at $4.4 million at December 31, 2009.

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

At December 31, 2010 and 2009, there were $3.6 million and $8.0 million of loans, respectively, that were impaired loans acquired with no associated allowance for loan losses as they were accounted for in accordance with ASC Topic 310-30, Receivables - Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

		% of Loans		% of Loans		% of Loans		% of Loans		% of Loans
		in each		in each		in each		in each		in each
		Category to		Category to		Category to		Category to		Category to
	Dec 31,	Total	Dec 31,	Total	Dec 31,	Total	Dec. 31,	Total	Dec. 31,	Total
	2010	Loans	2009	Loans	2008	Loans	2007	Loans	2006	Loans

Commercial	$74,606	55%	$73,789	55%	$76,071	55%	$32,607	51%	$30,813	50%
Direct installment	14,940	17	14,707	17	14,022	18	11,387	21	11,445	22
Residential mortgages	4,577	10	4,204	10	3,659	11	2,621	11	3,068	11
Indirect installment	6,045	8	6,204	9	5,012	9	3,766	10	4,649	11
Consumer lines of credit	4,639	8	4,176	7	4,851	6	2,310	6	2,343	6
Other	1,313	2	1,575	2	1,115	1	115	1	257	—

	$106,120	100%	$104,655	100%	$104,730	100%	$52,806	100%	$52,575	100%

The amount of the allowance allocated to consumer lines of credit increased in 2010 due to loan growth in the Corporation’s HELOC portfolio, while the amount of allowance allocated to the commercial portfolio increased during the year due to loan growth in the Pennsylvania’s commercial and industrial portfolio, which was somewhat offset by the utilization of reserves held against the Corporation’s Florida portfolio in conjunction with the $19.4 million in charge-offs that occurred within that portfolio during 2010.

The amount of the allowance allocated to commercial loans decreased in 2009 due to the utilization of specific reserves on certain Florida loans in conjunction with the $43.8 million in charge-offs within that portfolio that occurred during 2009.

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

Investment Activity

Investment activities serve to enhance net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to fair value risks that could negatively affect the level of liquidity available to the Corporation, as well as stockholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers and an OTTI is deemed to have occurred or a change in the Corporation’s intent and ability to hold the securities to maturity.

As of December 31, 2010, securities totaling $738.1 million and $940.5 million were classified as available for sale and held to maturity, respectively. During 2010, securities available for sale increased by $22.8 million while securities held to maturity increased by $165.2 million from December 31, 2009.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2010 (dollars in thousands):

		Weighted
		Average
	Amount	Yield

Obligations of U.S. Treasury and other U.S. Government agencies:
Maturing within one year	$25,576	0.67%
Maturing after one year but within five years	270,580	1.29
Maturing after ten years	9,337	2.30
States of the U.S. and political subdivisions:
Maturing within one year	6,572	5.47
Maturing after one year but within five years	24,251	5.33
Maturing after five years but within ten years	35,961	6.10
Maturing after ten years	129,164	5.97
Collateralized debt obligations:
Maturing after ten years	9,106	3.00
Other debt securities:
Maturing after ten years	12,832	5.13
Residential mortgage-backed securities:
Agency mortgage-backed securities	900,082	3.69
Agency collateralized mortgage obligations	218,968	2.10
Non-agency collateralized mortgage obligations	33,988	5.05
Equity securities	2,189	4.93

Total	$1,678,606	3.33

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

Deposits and Short-Term Borrowings

As a bank holding company, the Corporation’s primary source of funds is deposits. These deposits are provided by businesses, municipalities and individuals located within the markets served by the Corporation’s Community Banking subsidiary.

Total deposits increased $265.9 million to $6.6 billion at December 31, 2010 compared to December 31, 2009, primarily as a result of an increase in transaction accounts, which is comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts), which was partially offset by a decline in certificates of deposit. The increase in transaction accounts is a result of the Corporation’s ability to capitalize on competitor disruption in the marketplace, with ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking. Certificates of deposit are down by design reflecting the Corporation’s continuing strategy to focus on growing transaction accounts.

Short-term borrowings, made up of treasury management accounts (also referred to as securities sold under repurchase agreements), federal funds purchased, subordinated notes and other short-term borrowings, increased by $84.4 million to $753.6 million at December 31, 2010 compared to $669.2 million at December 31,

2009. This increase is primarily the result of increases of $75.1 million and $9.5 million in treasury management accounts and subordinated notes, respectively. The increase in treasury management accounts is the result of the Corporation’s strong growth in new commercial client relationships.

Treasury management accounts are the largest component of short-term borrowings. The treasury management accounts, which have next day maturities, are sweep accounts utilized by larger commercial customers to earn interest on their funds. At December 31, 2010 and 2009, treasury management accounts represented 81.2% and 80.2%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to treasury management accounts (dollars in thousands):

	2010	2009	2008

Balance at year-end	$611,902	$536,784	$414,705
Maximum month-end balance	714,498	551,779	433,411
Average balance during year	640,248	472,628	373,200
Weighted average interest rates:
At end of year	0.58%	0.84%	1.20%
During the year	0.69	0.97	2.08

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. As of December 31, 2010, the Corporation has issued 24,150,000 common shares in a public equity offering.

Capital management is a continuous process with capital plans for the Corporation and FNBPA updated annually. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional common stock in order maintain its well-capitalized status.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting

February 25, 2011

F.N.B. Corporation’s (the Company) internal control over financial reporting is a process effected by the board of directors, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with U.S. generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and the board of directors; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010 the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework. Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the Corporation’s internal control over financial reporting.

F.N.B. Corporation

/s/Stephen J. Gurgovits

By: Stephen J. Gurgovits Chief Executive Officer

/s/Vincent J. Calabrese

By: Vincent J. Calabrese Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation and subsidiaries internal controls over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Pittsburgh, Pennsylvania
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
F.N.B. Corporation

We have audited F.N.B. Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on F.N.B. Corporation’s Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, F.N.B. Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2010 and 2009, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of F.N.B. Corporation and subsidiaries and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Pittsburgh, Pennsylvania
February 25, 2011

F.N.B. Corporation and Subsidiaries
Consolidated Balance Sheets
Dollars in thousands, except par values

	December 31
	2010	2009

Assets
Cash and due from banks	$115,556	$160,845
Interest bearing deposits with banks	16,015	149,705

Cash and Cash Equivalents	131,571	310,550
Securities available for sale	738,125	715,349
Securities held to maturity (fair value of $959,414 and $796,537)	940,481	775,281
Residential mortgage loans held for sale	12,700	12,754
Loans, net of unearned income of $42,183 and $38,173	6,088,155	5,849,361
Allowance for loan losses	(106,120)	(104,655)

Net Loans	5,982,035	5,744,706
Premises and equipment, net	115,956	117,921
Goodwill	528,720	528,710
Core deposit and other intangible assets, net	32,428	39,141
Bank owned life insurance	208,051	205,447
Other assets	269,848	259,218

Total Assets	$8,959,915	$8,709,077

Liabilities
Deposits:
Non-interest bearing demand	$1,093,230	$992,298
Savings and NOW	3,423,844	3,182,909
Certificates and other time deposits	2,129,069	2,205,016

Total Deposits	6,646,143	6,380,223
Other liabilities	97,951	86,797
Short-term borrowings	753,603	669,167
Long-term debt	192,058	324,877
Junior subordinated debt	204,036	204,711

Total Liabilities	7,893,791	7,665,775
Stockholders’ Equity
Common stock - $0.01 par value
Authorized - 500,000,000 shares
Issued - 114,902,454 and 114,214,951 shares	1,143	1,138
Additional paid-in capital	1,094,713	1,087,369
Retained earnings	6,564	(12,833)
Accumulated other comprehensive loss	(33,732)	(30,633)
Treasury stock - 155,369 and 103,256 shares at cost	(2,564)	(1,739)

Total Stockholders’ Equity	1,066,124	1,043,302

Total Liabilities and Stockholders’ Equity	$8,959,915	$8,709,077

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Income
Dollars in thousands, except per share data

	Year Ended December 31
	2010	2009	2008

Interest Income
Loans, including fees	$322,773	$329,841	$352,687
Securities:
Taxable	43,150	50,527	49,742
Nontaxable	7,299	7,131	6,686
Dividends	71	146	274
Other	428	573	392

Total Interest Income	373,721	388,218	409,781
Interest Expense
Deposits	64,524	85,699	111,568
Short-term borrowings	8,143	8,520	13,030
Long-term debt	8,080	17,202	21,044
Junior subordinated debt	7,984	9,758	12,347

Total Interest Expense	88,731	121,179	157,989

Net Interest Income	284,990	267,039	251,792
Provision for loan losses	47,323	66,802	72,371

Net Interest Income After Provision for Loan Losses	237,667	200,237	179,421
Non-Interest Income
Impairment losses on securities	(9,590)	(25,232)	(17,189)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	7,251	17,339	—

Net impairment losses on securities	(2,339)	(7,893)	(17,189)
Service charges	56,780	57,736	54,691
Insurance commissions and fees	15,772	16,672	15,572
Securities commissions and fees	6,839	7,460	8,128
Trust	12,719	11,811	12,095
Bank owned life insurance	4,941	5,677	6,408
Gain on sale of mortgage loans	3,762	3,061	1,824
Gain on sale of securities	2,960	528	834
Other	14,538	10,430	3,752

Total Non-Interest Income	115,972	105,482	86,115
Non-Interest Expense
Salaries and employee benefits	126,259	126,865	116,819
Net occupancy	20,049	20,258	17,888
Equipment	18,212	17,991	16,357
Amortization of intangibles	6,714	7,088	6,442
Outside services	22,628	23,587	20,918
FDIC insurance	10,526	13,881	898
State taxes	7,278	6,813	6,550
Other real estate owned	4,886	6,183	2,138
Telephone	4,538	5,255	5,336
Advertising and promotional	5,161	5,321	4,589
Merger related	620	—	4,724
Other	24,232	22,097	20,045

Total Non-Interest Expense	251,103	255,339	222,704

Income Before Income Taxes	102,536	50,380	42,832
Income taxes	27,884	9,269	7,237

Net Income	74,652	41,111	35,595
Preferred stock dividends and discount amortization	—	8,308	—

Net Income Available to Common Stockholders	$74,652	$32,803	$35,595

Net Income per Common Share
Basic	$0.66	$0.32	$0.44

Diluted	$0.65	$0.32	$0.44

Cash Dividends Paid per Common Share	$0.48	$0.48	$0.96

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity
Dollars in thousands

						Accumu-
						lated
						Other
						Compre-
	Compre-			Additional		hensive
	hensive	Preferred	Common	Paid-In	Retained	Income	Treasury
	Income	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total

Balance at January 1, 2008		$—	$602	$508,891	$42,426	$(6,738)	$(824)	$544,357
Net income	$35,595				35,595			35,595
Change in other comprehensive income (loss)	(19,767)					(19,767)		(19,767)

Comprehensive income	$15,828

Common dividends declared: $0.96/share					(78,283)			(78,283)
Issuance of common stock			292	441,403	(275)		362	441,782
Restricted stock compensation				2,049				2,049
Tax benefit of stock-based compensation				857				857
Adjustment to initially apply Revised ASC Topic 715					(606)			(606)

Balance at December 31, 2008		—	894	953,200	(1,143)	(26,505)	(462)	925,984
Net income	$41,111				41,111			41,111
Change in other comprehensive income (loss)	(4,128)					(4,128)		(4,128)

Comprehensive income	$36,983

Cash dividends declared:
Preferred stock					(3,333)			(3,333)
Common stock: $0.48/share					(49,042)			(49,042)
Issuance of preferred stock (CPP)		100,000						100,000
Repurchase of preferred stock (CPP)		(100,000)						(100,000)
Issuance of warrant/discount (CPP)		(4,441)		4,441				—
Adjust warrant/discount valuation (CPP)		(282)		282				—
Capitalize issuance costs (CPP)		(252)			1			(251)
Amortization of CPP discount		4,975			(4,975)			—
Issuance of common stock			244	127,829	(15)		(1,277)	126,781
Restricted stock compensation				1,775				1,775
Tax expense of stock-based compensation				(158)				(158)
Adoption of Revised ASC Topic 320					4,563			4,563

Balance at December 31, 2009		—	1,138	1,087,369	(12,833)	(30,633)	(1,739)	1,043,302
Net income	$74,652				74,652			74,652
Change in other comprehensive income (loss)	(3,099)					(3,099)		(3,099)

Comprehensive income	$71,553

Common dividends declared: $0.48/share					(55,255)			(55,255)
Issuance of common stock			5	4,804			(825)	3,984
Restricted stock compensation				2,739				2,739
Tax expense of stock-based compensation				(199)				(199)

Balance at December 31, 2010		—	$1,143	$1,094,713	$6,564	$(33,732)	$(2,564)	$1,066,124

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Consolidated Statements of Cash Flows
Dollars in thousands

	Year Ended December 31
	2010	2009	2008

Operating Activities
Net income	$74,652	$41,111	$35,595
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	27,934	25,858	20,970
Provision for loan losses	47,323	66,802	72,371
Deferred income taxes	(50)	(9,463)	(10,998)
Gain on sale of securities	(2,960)	(528)	(834)
Other-than-temporary impairment losses on securities	2,339	7,893	17,189
Tax expense (benefit) of stock-based compensation	199	158	(857)
Net change in:
Interest receivable	1,874	2,619	4,171
Interest payable	(2,085)	(3,782)	(320)
Residential mortgage loans held for sale	54	(2,046)	(5,071)
Trading securities	—	—	264,416
Bank owned life insurance	(2,929)	(1,395)	(4,648)
Other, net	17,147	(11,421)	(15,047)

Net cash flows provided by operating activities	163,498	115,806	376,937

Investing Activities
Net change in:
Loans	(312,564)	(119,902)	(271,604)
Securities available for sale:
Purchases	(433,809)	(529,780)	(345,885)
Sales	60,165	812	2,521
Maturities	353,115	289,996	221,255
Securities held to maturity:
Purchases	(434,393)	(179,898)	(302,794)
Sales	7,644	—	—
Maturities	258,718	247,352	149,762
Purchase of bank owned life insurance	(35)	(16)	—
Withdrawal/surrender of bank owned life insurance	360	13,700	—
Increase in premises and equipment	(9,810)	(7,997)	(14,194)
Acquisitions, net of cash acquired	—	48	64,035

Net cash flows used in investing activities	(510,609)	(285,685)	(496,904)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	341,867	439,040	162,097
Time deposits	(75,946)	(113,441)	(50,299)
Short-term borrowings	84,436	72,905	118,658
Increase in long-term debt	125,884	39,328	121,630
Decrease in long-term debt	(258,703)	(204,701)	(120,746)
Decrease in junior subordinated debt	(675)	(675)	(506)
Issuance of preferred stock and common stock warrant	—	99,749	—
Redemption of preferred stock	—	(100,000)	—
Net proceeds from issuance of common stock	6,723	128,554	8,045
Tax (expense) benefit of stock-based compensation	(199)	(158)	857
Cash dividends paid	(55,255)	(52,375)	(78,283)

Net cash flows provided by financing activities	168,132	308,226	161,453

Net (Decrease) Increase in Cash and Due from Banks	(178,979)	138,347	41,486
Cash and due from banks at beginning of year	310,550	172,203	130,717

Cash and Due from Banks at End of Year	$131,571	$310,550	$172,203

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries
Notes to Consolidated Financial Statements
Dollars in thousands, except per share data

Nature of Operations

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

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

The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations in accordance with GAAP. All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the SEC.

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

Securities are classified as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Omega and IRGB acquisitions that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the quarters of 2008 in which the acquisitions occurred. As of December 31, 2010 and 2009, the Corporation did not hold any trading securities.

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

If the Corporation intends to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value.

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

Derivative gains and losses under cash flow hedges not effective in hedging the change in fair value or expected cash flows of the hedged item are recognized immediately in the consolidated statement of income. At the hedge’s inception and at least quarterly thereafter, a formal assessment is performed to determine whether changes in the fair values or cash flows of the derivative instruments have been highly effective in offsetting changes in fair values or cash flows of the hedged items and whether they are expected to be highly effective in the future. If it is determined a derivative instrument has not been or will not continue to be highly effective as a hedge, hedge accounting is discontinued. The Corporation did not enter into any transactions qualifying as hedging instruments during 2010.

The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the variable and fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated in formal hedging relationships. These instruments and their offsetting positions are reported gross at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income. The Corporation does not net cash collateral with the fair value of derivative instruments.

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

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Corporation performs impairment testing during the fourth quarter of each year. Due to ongoing uncertainty regarding market conditions surrounding the banking industry, the Corporation continues to monitor goodwill and other intangibles for impairment and to evaluate carrying amounts, as necessary. Based on the results of testing performed, the Corporation concluded that no impairment existed at December 31, 2010. However, future events could cause the Corporation to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and result of operations.

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

The Corporation periodically reviews the tax positions it takes on its tax return and applies a “more likely than not” recognition threshold for all tax positions that are uncertain. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Pension and Postretirement Benefit Plans

The Corporation sponsors pension and other postretirement benefit plans for its employees. The expense associated with the plans is calculated in accordance with ASC Topic 715, Compensation - Retirement Benefits. The plans utilize assumptions and methods determined in accordance with ASC Topic 715, including reflecting trust assets at their fair market value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on its consolidated balance sheet. Gains and losses, prior service costs and credits are recognized in accumulated other comprehensive income, net of tax, until they are amortized, or immediately upon curtailment.

Stock Based Compensation

The Corporation accounts for its stock based compensation awards in accordance with ASC Topic 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors.

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

Capital

On January 9, 2009, the Corporation received from the UST under the CPP proceeds of $100,000 in exchange for 100,000 shares of Series C Preferred Stock and a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock.

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

On September 9, 2009, the Corporation utilized a portion of the proceeds of its public offering to redeem all of the Series C Preferred Stock issued to the UST and to pay the related final accrued dividend. Since receiving the CPP funds, the Corporation paid the UST $3,333 in cash dividends. Upon redemption, the remaining difference of $4,319 between the Series C Preferred Stock redemption amount and the recorded amount was charged to retained earnings as non-cash deemed preferred stock dividends. The non-cash deemed preferred stock dividends had no impact on total equity, but reduced 2009 earnings per diluted common share by $0.04.

The number of shares of common stock issuable upon exercise of the warrant that was issued to the UST in association with the CPP was reduced by one-half to 651,042 shares as a result of the capital raised in the June 2009 offering. The warrant has a ten-year term and an exercise price of $11.52 per share.

2.	New Accounting Standards

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address diversity in practice concerning pro forma revenue and earnings disclosure requirements for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These requirements are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this standard is not anticipated to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses

In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, to provide financial statement users with greater transparency about credit quality of financing receivables and allowance for credit losses. This update requires additional disclosures as of the end of a reporting period and additional disclosures about activity that occurs during a reporting period that will assist financial statement users in assessing credit risk exposures and evaluating the adequacy of the allowance for credit losses.

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

The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Disclosures required by this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

Fair Value Disclosures

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements. The ASU clarifies existing disclosure requirements and requires additional disclosures regarding fair value measurements. This standard clarifies that an entity should provide fair value disclosures by class rather than major category of assets and liabilities, resulting in a greater level of disaggregated information presented in all fair value disclosures. ASU 2010-06 also clarifies that, for fair value measurements using significant other observable inputs (Level 2) and significant unobservable inputs (Level 3), an entity is required to describe valuation techniques and the inputs used in determining the fair values of each class of assets and liabilities and to disclose a change in valuation technique and the reason for making that change. Additionally, the ASU requires an entity to discuss the reasons for transfers in or out of Level 3 and, if significant, to disclose these transfers on a gross basis, to disclose on a gross basis the amounts and reasons for significant transfers between Level 2 and Level 3 of the fair value hierarchy, and to disclose its policy for determining when transfers between Levels are recognized. This standard was effective for interim and annual reporting periods that began after December 15, 2009. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

3.	Mergers and Acquisitions

On January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc. (CBI), a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625,570 in assets, which included $445,271 in loans, and $561,775 in deposits. The transaction, valued at $75,547, resulted in the Corporation paying $17,203 in cash and issuing 5,941,287 shares of its common stock in exchange for 1,719,978 shares of CBI common stock. CBI’s banking affiliate, Community Bank and Trust Company, was merged into FNBPA on January 1, 2011. The Corporation has not yet finalized its determination of the fair values of acquired assets and liabilities relating to the CBI acquisition.

On August 16, 2008, the Corporation completed its acquisition of IRGB, a bank holding company based in Pittsburgh, Pennsylvania. On the acquisition date, IRGB had $301,727 in assets, which included $168,638 in loans, and $252,584 in deposits. The transaction, valued at $83,725, resulted in the Corporation paying $36,722 in cash and issuing 3,176,990 shares of its common stock in exchange for 1,125,026 shares of IRGB common stock. The assets and liabilities of IRGB were recorded on the Corporation’s balance sheet at their fair values as of August 16, 2008, the acquisition date, and IRGB’s results of operations have been included in the Corporation’s consolidated statement of income since that date. IRGB’s banking subsidiary, Iron and Glass Bank, was merged into FNBPA on August 16, 2008. Based on the purchase price allocation, the Corporation recorded $47,645 in goodwill and $3,551 in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

On April 1, 2008, the Corporation completed its acquisition of Omega, a diversified financial services company based in State College, Pennsylvania. On the acquisition date, Omega had $1,851,501 in assets, which included $1,074,856 in loans, and $1,291,483 in deposits. The all-stock transaction, valued at approximately $388,176, resulted in the Corporation issuing 25,362,525 shares of its common stock in exchange for 12,544,150 shares of Omega common stock. The assets and liabilities of Omega were recorded on the Corporation’s balance sheet at their fair values as of April 1, 2008, the acquisition date, and Omega’s results of operations have been included in the Corporation’s consolidated statement of income since that date. Omega’s banking subsidiary, Omega Bank, was merged into FNBPA on April 1, 2008. Based on the purchase price allocation, the Corporation recorded $237,657 in goodwill and $31,191 in core deposit and other intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The assets and liabilities of these acquired entities were recorded on the balance sheet at their estimated fair values as of their respective acquisition dates. The consolidated financial statements include the results of operations of these entities from their respective dates of acquisition.

The Corporation recorded merger charges of $620 in 2010 associated with the acquisition of CBI. Additionally, the Corporation recorded merger and integration charges of $4,724 in 2008 associated with the acquisitions of Omega and IRGB.

The following table shows the calculation of the purchase price and the resulting goodwill relating to the Omega acquisition:

Fair value of stock issued and stock options assumed		$388,176
Fair value of:
Tangible assets acquired	$1,532,217
Core deposit and other intangible assets acquired	31,191
Liabilities assumed	(1,463,325)
Net cash received in the acquisition	50,436

Fair value of net assets acquired		150,519

Goodwill recognized		$237,657

The following table summarizes the estimated fair value of the net assets that the Corporation acquired from Omega:

Assets
Cash and due from banks	$57,039
Federal funds sold	52,400
Securities	256,837
Loans	1,074,856
Goodwill and other intangible assets	268,848
Accrued income and other assets	141,521

Total assets	1,851,501
Liabilities
Deposits	1,291,483
Borrowings	157,241
Accrued expenses and other liabilities	14,601

Total liabilities	1,463,325

Purchase price	$388,176

The following unaudited summary financial information presents the consolidated results of operations of the Corporation for the year ended December 31, 2008 on a pro forma basis, as if the Omega acquisition had occurred at the beginning of 2008:

Net interest income	$267,934
Provision for loan losses	75,806

Net interest income after provision for loan losses	192,128
Non-interest income	92,986
Non-interest expense	239,953

Income before taxes	45,161
Income taxes	7,518

Net income	$37,643

Net income per common share
Basic	$0.47

Diluted	$0.46

The pro forma results include the amortization of the fair value adjustments on loans, deposits and debt and the amortization of the newly created intangible assets and post-merger acquisition related expenses. The pro forma results for 2008 also include $3,900 pre-tax for certain non-recurring items, including personnel expense for retention bonuses and severance payments. The pro forma results do not reflect cost savings or revenue enhancements that were anticipated from the acquisition, and are not necessarily indicative of what actually would have occurred if the acquisition had been completed as of the beginning of 2008, nor are they necessarily indicative of future consolidated results. Actual results of operations of the Corporation for the periods after the acquisition are included in the Corporation’s consolidated statement of income provided elsewhere in this Report.

Due to the immateriality of the IRGB acquisition, it has not been included in the pro forma financial information presented above.

4.	Securities

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$299,861	$1,395	$(688)	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	205,443	6,064	—	211,507
Agency collateralized mortgage obligations	146,977	1,081	(192)	147,866
Non-agency collateralized mortgage obligations	37	1	—	38
States of the U.S. and political subdivisions	57,830	934	(26)	58,738
Collateralized debt obligations	19,288	—	(13,314)	5,974
Other debt securities	12,989	—	(1,744)	11,245

Total debt securities	742,425	9,475	(15,964)	735,936
Equity securities	1,867	381	(59)	2,189

	$744,292	$9,856	$(16,023)	$738,125

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$251,192	$1,563	$(299)	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	319,902	6,035	(166)	325,771
Agency collateralized mortgage obligations	43,985	54	(531)	43,508
Non-agency collateralized mortgage obligations	47	—	(2)	45
States of the U.S. and political subdivisions	74,177	1,495	(89)	75,583
Collateralized debt obligations	21,590	—	(16,766)	4,824
Other debt securities	12,999	—	(2,569)	10,430

Total debt securities	723,892	9,147	(20,422)	712,617
Equity securities	2,656	224	(148)	2,732

	$726,548	$9,371	$(20,570)	$715,349

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$249,370	$3,925	$—	$253,295
Residential mortgage-backed securities:
Agency mortgage-backed securities	131,337	1,969	(306)	133,000
Non-agency collateralized mortgage obligations	53	3	—	56
States of the U.S. and political subdivisions	71,065	254	(2,138)	69,181
Collateralized debt obligations	20,869	—	(6,242)	14,627
Other debt securities	13,350	—	(4,737)	8,613

Total debt securities	486,044	6,151	(13,423)	478,772
Equity securities	3,609	157	(268)	3,498

	$489,653	$6,308	$(13,691)	$482,270

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$4,925	$212	$—	$5,137
Residential mortgage-backed securities:
Agency mortgage-backed securities	688,575	23,878	(3,079)	709,374
Agency collateralized mortgage obligations	71,102	511	(889)	70,724
Non-agency collateralized mortgage obligations	33,950	328	(1,331)	32,947
States of the U.S. and political subdivisions	137,210	1,735	(1,630)	137,315
Collateralized debt obligations	3,132	—	(778)	2,354
Other debt securities	1,587	18	(42)	1,563

	$940,481	$26,682	$(7,749)	$959,414

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,386	$81	$—	$5,467
Residential mortgage-backed securities:
Agency mortgage-backed securities	566,876	23,141	(261)	589,756
Agency collateralized mortgage obligations	27,263	406	—	27,669
Non-agency collateralized mortgage obligations	49,000	—	(3,245)	45,755
States of the U.S. and political subdivisions	121,548	2,477	(399)	123,626
Collateralized debt obligations	3,590	—	(812)	2,778
Other debt securities	1,618	11	(143)	1,486

	$775,281	$26,116	$(4,860)	$796,537

December 31, 2008
U.S. Treasury and other U.S. government agencies and corporations	$506	$154	$—	$660
Residential mortgage-backed securities:
Agency mortgage-backed securities	658,260	15,915	(694)	673,481
Non-agency collateralized mortgage obligations	63,422	—	(6,748)	56,674
States of the U.S. and political subdivisions	115,766	376	(928)	115,214
Collateralized debt obligations	3,785	—	(572)	3,213
Other debt securities	2,124	—	(115)	2,009

	$843,863	$16,445	$(9,057)	$851,251

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Omega and IRGB acquisitions that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the quarters of 2008 in which the acquisitions occurred. As of December 31, 2010, 2009 and 2008, the Corporation did not hold any trading securities.

The Corporation recognized a gain of $2,291 during 2010 relating to the sale of a $6,016 U.S. government agency security and $52,625 of mortgage backed securities. These securities were sold to better position the balance sheet for the future. Additionally, the Corporation recognized gains of $669 and $322 during 2010 and 2009, respectively, relating to other securities that were sold or called during that period. The Corporation also recognized a gain of $206 during 2009 relating to the acquisition of a company in which the Corporation owned stock. No securities were sold at a loss during 2010.

Gross gains and gross losses were realized on sales of securities as follows:

Year Ended December 31	2010	2009	2008

Gross gains	$2,960	$546	$839
Gross losses	—	(18)	(5)

	$2,960	$528	$834

As of December 31, 2010, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair		Fair
	Cost	Value	Amortized Cost	Value

Due in one year or less	$25,676	$25,733	$6,415	$6,463
Due from one to five years	272,771	273,486	21,345	22,177
Due from five to ten years	17,087	17,449	18,512	18,757
Due after ten years	74,434	59,857	100,582	98,972

	389,968	376,525	146,854	146,369
Residential mortgage-backed securities:
Agency mortgage-backed securities	205,443	211,507	688,575	709,374
Agency collateralized mortgage obligations	146,977	147,866	71,102	70,724
Non-agency collateralized mortgage obligations	37	38	33,950	32,947
Equity securities	1,867	2,189	—	—

	$744,292	$738,125	$940,481	$959,414

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

At December 31, 2010, 2009 and 2008, securities with a carrying value of $651,299, $598,078 and $670,234, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $676,083, $616,000 and $584,995 at December 31, 2010, 2009 and 2008, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities Available For Sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$117,140	$(688)	$—	$—	$117,140	$(688)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	22,616	(192)	—	—	22,616	(192)
States of the U.S. and political subdivisions	3,322	(26)	—	—	3,322	(26)
Collateralized debt obligations	—	—	5,974	(13,314)	5,974	(13,314)
Other debt securities	4,024	(62)	7,221	(1,682)	11,245	(1,744)
Equity securities	—	—	648	(59)	648	(59)

	$147,102	$(968)	$13,843	$(15,055)	$160,945	$(16,023)

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$46,501	$(299)	$—	$—	$46,501	$(299)
Residential mortgage-backed securities:
Agency mortgage-backed securities	68,313	(166)	—	—	68,313	(166)
Agency collateralized mortgage obligations	29,516	(531)	—	—	29,516	(531)
Non-agency collateralized mortgage obligations	45	(2)	—	—	45	(2)
States of the U.S. and political subdivisions	12,357	(89)	—	—	12,357	(89)
Collateralized debt obligations	3,755	(12,023)	1,069	(4,743)	4,824	(16,766)
Other debt securities	—	—	10,430	(2,569)	10,430	(2,569)
Equity securities	789	(99)	721	(49)	1,510	(148)

	$161,276	$(13,209)	$12,220	$(7,361)	$173,496	$(20,570)

Securities Held To Maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

December 31, 2010
Residential mortgage-backed securities:
Agency mortgage-backed securities	$156,544	$(3,079)	$—	$—	$156,544	$(3,079)
Agency collateralized mortgage obligations	39,074	(889)	—	—	39,074	(889)
Non-agency collateralized mortgage obligations	2,551	(12)	10,739	(1,319)	13,290	(1,331)
States of the U.S. and political subdivisions	47,125	(1,415)	2,319	(215)	49,444	(1,630)
Collateralized debt obligations	—	—	2,354	(778)	2,354	(778)
Other debt securities	—	—	1,288	(42)	1,288	(42)

	$245,294	$(5,395)	$16,700	$(2,354)	$261,994	$(7,749)

December 31, 2009
Residential mortgage-backed securities:
Agency mortgage-backed securities	$20,650	$(261)	$—	$—	$20,650	$(261)
Non-agency collateralized mortgage obligations	15,534	(80)	30,221	(3,165)	45,755	(3,245)
States of the U.S. and political subdivisions	13,055	(362)	1,968	(37)	15,023	(399)
Collateralized debt obligations	—	—	2,778	(812)	2,778	(812)
Other debt securities	—	—	1,192	(143)	1,192	(143)

	$49,239	$(703)	$36,159	$(4,157)	$85,398	$(4,860)

As of December 31, 2010, securities with unrealized losses for less than 12 months include 9 investments in U.S. Treasury and other U.S. government agencies and corporations, 20 investments in residential mortgage-backed securities (14 investments in agency mortgage-backed securities, 5 investments in agency collateralized mortgage obligations (CMOs) and 1 investment in non-agency CMOs), 41 investments in states of the U.S. and political subdivision securities and 1 investment in other debt securities. Securities with unrealized losses of greater than 12 months include 2 investments in residential mortgage-backed securities (non-agency CMOs), 1 investment in states of the U.S. and political subdivision securities, 13 investments in collateralized debt obligations (CDOs), 6 investments in other debt securities and 3 investments in equity securities. The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

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

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC Topic 325, Investments - Other. All other securities are required to be evaluated under ASC Topic 320, Investments - Debt Securities.

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

The Corporation prices its holdings of TPS using Level 3 inputs in accordance with ASC Topic 820, Fair Value Measurements and Disclosures, and guidance issued by the SEC. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the Corporation considers the following:

•	that current defaults would have no recovery;
•	whether the security is currently deferring interest;
•	that some individually analyzed deferrals will cure at rates varying from 10% to 90% after the deferral period ends;
•	recent historical performance metrics, including profitability, capital ratios, loan charge-offs and loan reserve ratios, for the underlying institutions that would indicate a higher probability of default by the institution;
•	that institutions identified as possessing a higher probability of default would recover at a rate of 10% for banks and 15% for insurance companies;
•	that financial performance of the financial sector continues to be affected by the economic environment resulting in an expectation of additional deferrals and defaults in the future; and
•	the external rating of the security and recent changes to its external rating.

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

The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and seven single issue securities consisting of only four issuers. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At December 31, 2010, the 13 pooled TPS had an estimated fair value of $8,328 while single-

issuer TPS had an estimated fair value of $12,533. The Corporation has concluded from the analysis performed at December 31, 2010 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS, except for those on which OTTI was recognized.

Upon adoption of ASC Topic 320, the Corporation determined that $7,021 of previously recorded OTTI charges were non-credit related. As such, a $4,563 (net of $2,458 of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income were recorded as the cumulative effect of adopting ASC Topic 320 as of April 1, 2009.

The Corporation recognized impairment losses on securities of $2,339, $7,893 and $17,189 for the years ended December 31, 2010, 2009 and 2008, respectively, due to the write-down to fair value of securities that the Corporation deemed to be other-than-temporarily impaired. Impairment losses related to bank stocks for the years ended December 31, 2010, 2009 and 2008 amounted to $58, $735 and $1,152, respectively. For the year ended December 31, 2010, impairment losses on pooled TPS amounted to $9,532, which includes $7,251 ($4,713, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $2,281 of credit-related impairment losses recognized in earnings. For the year ended December 31, 2009, impairment losses on pooled TPS amounted to $24,497, which includes $17,339 ($11,270, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $7,158 of credit-related impairment losses recognized in earnings. For the year ended December 31, 2008, impairment losses on pooled TPS amounted to $16,037.

The $58 in impairment losses on bank stocks during 2010 relate to securities that have been in an unrealized loss position for an extended period of time or the percentage of unrealized loss is such that management believes it will be unlikely to recover in the near term. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At December 31, 2010, the Corporation held 14 bank stocks with an adjusted cost basis of $1,841 and fair value of $2,158.

At December 31, 2010, all 12 of the pooled TPS on which OTTI has been recognized are classified as non-performing investments.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

December 31	2010	2009

Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(16,051)	$—
Amount of OTTI related to credit loss on April 1, 2009(1)	—	(8,953)
Additions related to credit loss for securities with previously recognized OTTI	(2,235)	(2,315)
Additions related to credit loss for securities with initial OTTI	(46)	(4,783)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(16,051)

(1)	Amount represents the OTTI charges recorded for pooled TPS, net of the Corporation’s cumulative effect adjustment upon adoption of ASC Topic 320, effective April 1, 2009.

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

The following table provides information relating to the Corporation’s TPS as of December 31, 2010:

								Actual	Actual	Projected
							Number of	Defaults (as a	Deferrals (as a	Recovery
		Current				Lowest	Issuers	percent of	percent of	Rates on
		Par	Amortized	Fair	Unrealized	Credit	Currently	original	original	Current	Expected
Security	Class	Value	Cost	Value	Loss	Ratings	Performing	collateral)	collateral)	Deferrals(1)	Defaults(2)

Pooled TPS:

P1	C1	$5,500	$2,266	$1,000	$(1,266)	C	45	20%	12%	37%	12%
P2	C1	4,889	2,746	711	(2,035)	C	42	14	18	35	13
P3	C1	5,561	4,218	1,324	(2,894)	C	51	12	9	30	14
P4	C1	3,994	2,852	803	(2,049)	C	53	15	10	46	14
P5	MEZ	483	358	160	(198)	C	20	15	18	46	11
P6	MEZ	1,909	1,087	490	(597)	C	23	17	19	35	9
P7	B3	2,000	726	285	(441)	C	21	29	9	54	11
P8	B1	3,028	2,386	744	(1,642)	C	50	12	23	47	13
P9	C	5,048	756	148	(608)	C	36	13	27	38	12
P10	C	507	461	93	(368)	C	51	13	12	29	12
P11	A4L	2,010	787	116	(671)	C	44	14	15	27	13
P12	C	2,000	645	100	(545)	C	26	16	20	45	12

Total OTTI		36,929	19,288	5,974	(13,314)		462	15	15	38	13

P13(3)	SNR	2,989	3,132	2,354	(778)	A3	19	9	19	38	9

Total Not OTTI		2,989	3,132	2,354	(778)		19	9	19	38	9

Total Pooled TPS		$39,918	$22,420	$8,328	$(14,092)		481	15%	15%	38%	12%

Single Issuer TPS:

S1		$2,000	$1,947	$1,361	$(586)	BB+	1
S2		2,000	1,909	1,540	(369)	BBB+	1
S3(4)		2,000	2,048	2,000	(48)	B+	1
S4		2,000	2,000	1,625	(375)	B+	1
S5		4,000	4,085	4,023	(62)	Baa1	1
S6		1,000	999	695	(304)	BB+	1
S7		1,300	1,331	1,289	(42)	BB+	1

Total Single Issuer TPS		$14,300	$14,319	$12,533	$(1,786)		7

Total TPS		$54,218	$36,739	$20,861	$(15,878)		488

(1)	Some current deferrals are projected to cure at rates varying from 10% to 90% after the deferral period ends.
(2)	Expected future defaults as a percent of remaining performing collateral. Future deferrals and defaults are generally assumed to have recovery rates of 10% for banks and 15% for insurance companies.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. The P13 security had excess subordination as a percent of current collateral of 57.40% as of December 31, 2010.
(4)	The S3 security was called at par value effective January 14, 2011.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $195,948 is highly rated with an average rating of AA. Ninety-seven percent of the portfolio is rated A or better. General obligation bonds comprise 97% of the portfolio. Geographically, these holdings support the Corporation’s footprint as 71% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $850. Finally, this portfolio is supported by underlying insurance as 84% of the securities have credit support.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, have a current book value of $33,950. Paydowns in 2010 amounted to $13,700, an annualized paydown rate of 30.0%, which includes one AAA-rated holding that was performing well and was redeemed by the issuer at par during the third quarter. In addition, one AAA-rated holding with a book value of $1,339 was sold during the fourth quarter of 2010. The sale was permitted under ASC Topic 320 since less than 15.0% of the purchase amount remained. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss ranged from 1.3% to 7.0%. This credit support has grown to a range of 4.3% to 19.7%, due to paydowns and good credit performance through the first half of 2008. Beginning in the second half of 2008, national delinquencies, an early warning sign of potential default, began to accelerate on the collateral pools. The rate of delinquencies in 2010 continued to show a slight upward trend throughout the year. All CMO holdings are current with regards to principal and interest.

The rating agencies monitor these non-agency CMOs and the underlying collateral performance for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, four of the ten non-agency CMOs have been downgraded from AAA.

The Corporation determines its credit related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12 - 18 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio.

The following table provides information relating to the Corporation’s non-agency CMOs as of December 31, 2010:

			Credit Rating		Credit Support %		Subordination Data
	Original	Book					Delinquency %			%	%		Total		Credit
Security	Year	Value	S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day	Foreclosure	OREO	Bankruptcy	Delinquency	LTV	Score

1	2003	$4,417	AAA	n/a	2.5	5.2	0.9	0.2	1.2	0.4	0.0	0.3	2.9	52.5%	739
2	2003	2,563	AAA	n/a	4.3	15.9	2.9	1.9	4.3	2.4	0.1	0.9	12.3	56.5	712
3	2003	2,056	AAA	n/a	2.0	6.0	1.4	0.0	1.1	1.1	0.0	0.4	4.0	47.9	742
4	2003	1,877	AAA	n/a	2.7	17.1	0.5	0.1	0.4	1.5	0.0	1.0	3.4	51.0	n/a
5	2004	4,173	AAA	Aa3	7.0	19.7	2.0	1.1	5.2	5.4	1.3	1.0	16.0	56.7	690
6	2004	3,159	AA+	n/a	5.3	10.4	0.4	0.0	1.2	2.1	0.0	1.6	5.3	47.1	735
7	2004	1,551	n/a	Aaa	2.5	7.8	3.0	0.0	0.0	2.9	0.0	0.0	5.8	56.3	738
8	2004	2,096	AAA	Aaa	4.4	9.1	1.5	0.8	0.6	2.2	0.5	1.1	6.7	55.8	733
9	2005	7,429	CCC	Caa1	5.1	5.6	4.6	2.6	10.3	5.3	0.6	1.7	25.1	65.7	707
10	2005	4,629	CCC	B3	4.7	4.3	3.4	2.1	6.3	7.0	1.2	1.2	21.2	66.3	727

		$33,950			4.1	9.3								57.6%	721

5.	Federal Home Loan Bank Stock

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

At December 31, 2010 and 2009, the Corporation’s FHLB stock totaled $26,564 and $27,962, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC Topic 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At September 30, 2010, the FHLB’s capital ratio of 8.3% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

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

At December 31, 2010, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

6.	Loans

Following is a summary of loans, net of unearned income:

December 31	2010	2009

Commercial	$3,337,992	$3,234,738
Direct installment	1,002,725	985,746
Residential mortgages	622,242	605,219
Indirect installment	514,369	527,818
Consumer lines of credit	493,881	408,469
Other	116,946	87,371

	$6,088,155	$5,849,361

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

Unearned income on loans was $42,183 and $38,173 at December 31, 2010 and 2009, respectively.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial loans in Florida, which totaled $195,281 or 3.2% of total loans as of December 31, 2010 compared to $243,912 or 4.2% of total loans as of December 31, 2009. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $162,805 or 2.7% of total loans as of December 31, 2010.

The composition of the Florida loan portfolio consisted of the following as of December 31, 2010: unimproved residential land (11.7%), unimproved commercial land (17.4%), improved land (3.0%), income producing commercial real estate (48.1%), residential construction (5.8%), commercial construction (11.3%), commercial and industrial (1.1%) and owner-occupied (1.6%). The percentage of loans in the Florida portfolio comprising income producing commercial real estate increased from December 31, 2009 after an $8.1 million residential construction loan and an $8.5 million commercial construction loan were both reclassified to the income producing segment after the construction phases were completed and the properties began to lease. The weighted average loan-to-value ratio for this portfolio was 82.0% and 76.8% as of December 31, 2010 and 2009, respectively.

The majority of the Corporation’s loan portfolio consists of commercial loans. As of December 31, 2010 and 2009, commercial real estate loans were $2,115,492 and $2,072,126, or 34.7% and 35.4% of total loans, respectively. As of December 31, 2010, approximately 47.0% of the commercial real estate loans are owner-occupied, while the remaining 53.0% are non-owner-occupied. As of December 31, 2010 and 2009, the Corporation had construction loans of $202,018 and $184,092, respectively, representing 3.3% and 3.1% of total loans, respectively. As of December 31, 2010 and 2009, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

At December 31, 2010 and 2009, there were $3,626 and $8,011 of loans, respectively, that were impaired loans acquired with no associated allowance for loan losses as they were accounted for in accordance with ASC Topic 310-30.

Certain directors and executive officers of the Corporation and its significant subsidiaries, as well as associates of such persons, are loan customers. Loans to such persons were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of loans to any such persons who had loans in excess of $60 during 2010:

Total loans at December 31, 2009	$74,255
New loans	45,869
Repayments	(69,008)
Other	(1,280)

Total loans at December 31, 2010	$49,836

Other represents the net change in loan balances resulting from changes in related parties during 2010.

7.	Credit Quality

Management monitors the credit quality of its loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectibility of the remaining principal and interest is reasonably assured.

Following is an age analysis of the Corporation’s past due loans, by class:

		>90 Days Past
	30-89 Days	Due and		Total		Total
December 31, 2010	Past Due	Still Accruing	Non-Accrual	Past Due	Current	Loans

Commercial	$17,101	$3,020	$106,724	$126,845	$3,211,147	$3,337,992
Direct installment	8,603	2,496	3,285	14,384	988,341	1,002,725
Residential mortgages	9,127	2,144	3,272	14,543	607,699	622,242
Indirect installment	5,659	394	750	6,803	507,566	514,369
Consumer lines of credit	1,581	571	589	2,740	491,141	493,881
Other	1,551	9	970	2,530	114,416	116,946

	$43,622	$8,634	$115,589	$167,845	$5,920,310	$6,088,155

Following is a summary of the Corporation’s non-accrual loans, by class:

December 31	2010	2009

Commercial	$106,724	$122,643
Direct installment	3,285	5,169
Residential mortgages	3,272	4,239
Indirect installment	750	741
Consumer lines of credit	589	580
Other	970	519

	$115,589	$133,891

The use of internally assigned risk rating grades within the following commercial loan credit categories permits management’s use of migration and roll rate analysis to estimate a quantitative portion of credit risk. The Corporation’s internal credit risk grading system is based on past experiences with similarly graded loans and conforms with regulatory categories. In general, loan risk ratings within each category are reviewed on an ongoing basis according to the Corporation’s policy for each class of loans. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan portfolio. Loans that migrate toward the Pass credit category or within the Pass credit category generally have a lower risk of loss and therefore a lower risk factor compared to loans that migrate toward the Substandard or Doubtful credit categories which generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.

The Corporation’s commercial loan credit quality categories are as follows:

Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better
Special Mention	in general, the condition of the borrower has deteriorated although the loan performs as agreed
Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected
Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

Following is a table showing commercial loans by credit quality category (in thousands):

	Commercial Loan Credit Quality Categories
December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Total

Commercial – PA	$2,887,682	$80,409	$170,714	$3,906	$3,142,711
Commercial – FL	83,444	38,664	73,173	—	195,281

	$2,971,126	$119,073	$243,887	$3,906	$3,337,992

December 31, 2009
Commercial – PA	$2,684,586	$112,796	$187,067	$6,377	$2,990,826
Commercial – FL	96,979	36,629	110,304	—	243,912

	$2,781,565	$149,425	$297,371	$6,377	$3,234,738

The use of payment status and delinquency migration analysis within the following consumer and other loan categories enables management to estimate a quantitative portion of credit risk. Each month, management analyzes payment activity, as well as other external statistics and factors such as volume, to determine how consumer loans are performing.

Following is a table showing consumer and other loans by payment activity (in thousands):

	Consumer Loan Credit Quality by Payment Status
December 31, 2010	Performing	Non-Performing	Total

Direct installment	$991,921	$10,804	$1,002,725
Residential mortgages	608,642	13,600	622,242
Indirect installment	513,619	750	514,369
Consumer lines of credit	493,075	806	493,881
Other	115,976	970	116,946

December 31, 2009
Direct installment	976,318	9,428	985,746
Residential mortgages	593,849	11,370	605,219
Indirect installment	526,902	916	527,818
Consumer lines of credit	407,831	638	408,469
Other	86,852	519	87,371

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, the Corporation does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, eminent foreclosure proceedings, etc.). Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans, interest on impaired loans, except those classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to loans considered to be impaired or restructured, by class of loans:

		Unpaid		Average	Interest
At or for the Year Ended	Recorded	Principal	Related	Recorded	Income
December 31, 2010	Investment	Balance	Allowance	Investment	Recognized

With no specific allowance recorded:
Commercial	$70,832	$95,725	$—	$81,394	$98
Direct installment	4,542	4,669	—	5,613	77
Residential mortgages	8,032	8,055	—	8,233	260
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	589	604	—	584	—
Other	970	—	—	745	—
With a specific allowance recorded:
Commercial	37,532	39,250	10,313	38,070	—
Direct installment	6,262	6,340	626	4,503	275
Residential mortgages	5,568	5,568	557	4,252	246
Indirect installment	—	—	—	—	—
Consumer lines of credit	217	217	22	138	9
Other	—	—	—	—	—
Total:
Commercial	108,364	134,975	10,313	119,464	98
Direct installment	10,804	11,009	626	10,116	352
Residential mortgages	13,600	13,623	557	12,485	506
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	806	821	22	722	9
Other	970	—	—	745	—

8.	Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses:

Year Ended December 31	2010	2009	2008

Balance at beginning of year	$104,655	$104,730	$52,806
Additions from acquisitions	—	16	12,150
Charge-offs	(48,589)	(69,667)	(35,914)
Recoveries	2,731	2,774	3,317

Net charge-offs	(45,858)	(66,893)	(32,597)
Provision for loan losses	47,323	66,802	72,371

Balance at end of year	$106,120	$104,655	$104,730

9.	Premises and Equipment

Following is a summary of premises and equipment:

December 31	2010	2009

Land	$26,721	$26,740
Premises	118,115	117,565
Equipment	82,913	77,256

	227,749	221,561
Accumulated depreciation	(111,793)	(103,640)

	$115,956	$117,921

Depreciation and amortization expense of premises and equipment was $11,775 for 2010, $11,865 for 2009 and $10,705 for 2008.

The Corporation has operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC Topic 840, Leases, taking into account escalation clauses. Rental expense was $6,235 for 2010, $5,985 for 2009 and $5,674 for 2008.

Total minimum rental commitments under such leases were $32,223 at December 31, 2010. Following is a summary of future minimum lease payments for years following December 31, 2010:

2011	$5,651
2012	4,989
2013	4,365
2014	2,993
2015	1,611
Later years	12,614

10.	Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business:

		Wealth		Consumer
	Community Banking	Management	Insurance	Finance	Total

Balance at January 1, 2009	$509,153	$8,070	$9,246	$1,809	$528,278
Goodwill additions	788	(50)	(306)	—	432

Balance at December 31, 2009	509,941	8,020	8,940	1,809	528,710
Goodwill additions	—	—	10	—	10

Balance at December 31, 2010	$509,941	$8,020	$8,950	$1,809	$528,720

The Corporation recorded goodwill during 2010 as a result of a previous Insurance Company acquisition. The Corporation recorded goodwill during 2009 as a result of the final purchase accounting adjustments relating to the acquisitions of Omega and IRGB.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets:

				Total
				Finite-
	Core Deposit	Customer and Renewal	Other Intangible	lived
	Intangibles	Lists	Assets	Intangibles

December 31, 2010
Gross carrying amount	$66,239	$10,970	$890	$78,099
Accumulated amortization	(40,632)	(4,196)	(843)	(45,671)

	$25,607	$6,774	$47	$32,428

December 31, 2009
Gross carrying amount	$66,239	$10,970	$890	$78,099
Accumulated amortization	(34,753)	(3,419)	(786)	(38,958)

	$31,486	$7,551	$104	$39,141

Core deposit intangibles are being amortized primarily over 10 years using straight-line and accelerated methods. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.

Amortization expense on finite-lived intangible assets totaled $6,714, $7,088 and $6,442 for 2010, 2009 and 2008, respectively. Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2010:

2011	$6,276
2012	5,694
2013	5,142
2014	4,684
2015	3,242

Goodwill and other intangible assets are reviewed annually for impairment, and more frequently if impairment indicators exist. The Corporation completed this review in 2010 and 2009 and determined that its intangible assets are not impaired.

11.	Deposits

Following is a summary of deposits:

December 31	2010	2009

Non-interest bearing demand	$1,093,230	$992,298
Savings and NOW	3,423,844	3,182,909
Certificates and other time deposits	2,129,069	2,205,016

	$6,646,143	$6,380,223

Time deposits of $100,000 or more were $610,183 and $573,684 at December 31, 2010 and 2009, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2010:

	Certificates of
	Deposit	Other Time Deposits	Total

Three months or less	$81,298	$7,930	$89,228
Three to six months	86,470	11,343	97,813
Six to twelve months	112,502	36,905	149,407
Over twelve months	187,981	85,754	273,735

	$468,251	$141,932	$610,183

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2010:

2011	$1,242,049
2012	406,530
2013	258,268
2014	136,415
2015	82,247
Later years	3,560

12.	Short-Term Borrowings

Following is a summary of short-term borrowings:

December 31	2010	2009

Securities sold under repurchase agreements	$611,902	$536,784
Subordinated notes	131,458	121,938
Other short-term borrowings	10,243	10,445

	$753,603	$669,167

The Corporation also has available an approved line of credit with a major domestic bank. This unused line was $15,000 as of both December 31, 2010 and 2009. This line of credit is periodically reviewed by the issuing bank and is generally subject to withdrawal at their discretion. During 2009, a $25,000 committed line of credit was negotiated with a major domestic bank on behalf of Regency, of which $10,000 was outstanding at both December 31, 2010 and 2009. The weighted average interest rates on short-term borrowings during 2010, 2009 and 2008 were 1.04%, 1.43% and 2.49%, respectively. The weighted average interest rates on short-term borrowings at December 31, 2010, 2009 and 2008 were 1.00%, 1.27% and 1.59%, respectively.

13.	Long-Term Debt

Following is a summary of long-term debt:

December 31	2010	2009

Federal Home Loan Bank advances	$118,700	$256,921
Subordinated notes	72,745	67,343
Convertible subordinated notes	613	613

	$192,058	$324,877

The Corporation’s banking affiliate has available credit with the FHLB of $1,831,371, of which $118,700 was used as of December 31, 2010. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Interest rates paid on these advances ranged from 0.99% to 4.79% in 2010, 2.28% to 5.54% in 2009 and 2.12% to 5.54% in 2008. During 2010, the Corporation prepaid $59,000 of FHLB advances yielding 3.93% to better position the balance sheet and incurred a prepayment penalty of $2,269 that was recorded in other non-interest expense.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes mature in various amounts periodically through the year 2020. At December 31, 2010, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three to twelve months of interest, depending on the term of the note. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 4.15% at December 31, 2010, 4.91% at December 31, 2009 and 4.08% at December 31, 2008.

The Corporation assumed 5% convertible subordinated notes in conjunction with an acquisition. These subordinated notes mature in 2018 and are convertible into shares of the Corporation’s common stock at any time prior to maturity at $12.50 per share. As of December 31, 2010, the Corporation has reserved 49,000 shares of common stock for issuance in the event the convertible subordinated notes are converted.

Scheduled annual maturities for all of the long-term debt for the years following December 31, 2010 are as follows:

2011	$26,098
2012	59,725
2013	53,198
2014	25,509
2015	26,440
Later years	1,088

14.	Junior Subordinated Debt

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

The following table provides information relating to the Trusts as of December 31, 2010:

	F.N.B.	F.N.B.	Omega	Sun Bancorp
	Statutory	Statutory	Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I

Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,873	17,132
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	3.54%	7.17%	2.48%	10.20%
	variable;	fixed until 6/15/11;	variable;
	LIBOR plus	then LIBOR plus	LIBOR plus 219
	325 basis points	165 basis points	basis points

15.	Derivative Instruments

The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Corporation’s existing interest rate derivatives result from a service provided to certain qualifying customers. The Corporation manages its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

At December 31, 2010, the Corporation was party to 138 swaps with notional amounts totaling approximately $480,668 with customers, and 138 swaps with notional amounts totaling approximately $480,668 with derivative counterparties. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance
	Sheet	December 31
	Location	2010	2009

Interest Rate Products:
Asset derivatives	Other assets	$25,631	$13,305
Liability derivatives	Other liabilities	25,043	12,497

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income
	Statement	Year Ended December 31
	Location	2010	2009	2008

Interest rate products	Other income	$(220)	$196	$612

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of December 31, 2010, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $25,024. At December 31, 2010, the Corporation has posted collateral with derivative counterparties with a fair value of $14,383, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $10,642 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at December 31, 2010 are not material.

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

Following is a summary of off-balance sheet credit risk information:

December 31	2010	2009

Commitments to extend credit	$1,550,256	$1,411,865
Standby letters of credit	101,185	87,917

At December 31, 2010, funding of approximately 81.0% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. During 2010, 2009 and 2008, the Corporation issued 515,857, 469,346 and 245,255 restricted stock awards, respectively, with weighted average grant date fair values of $4,029, $2,811 and $3,313, respectively, under these Plans. The Corporation has available up to 2,531,576 shares of common stock to issue under these Plans.

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

The unvested restricted stock awards are eligible to receive cash dividends or dividend equivalents which are ultimately used to purchase additional shares of stock. Any additional shares of stock received as a result of cash dividends are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met. These awards are subject to certain accelerated vesting provisions upon retirement, death, disability or in the event of a change of control as defined in the award agreements.

Share-based compensation expense related to restricted stock awards was $2,739, $1,775 and $2,119 for the years ended December 31, 2010, 2009 and 2008, the tax benefit of which was $959, $621 and $742, respectively.

The following table summarizes certain information concerning restricted stock awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
		Price per		Price per		Price per
	2010	Share	2009	Share	2008	Share

Unvested shares outstanding at beginning of year	854,440	$10.57	527,101	$15.34	387,064	$17.59
Granted	515,857	7.81	469,346	5.99	245,255	13.51
Net adjustment due to performance	9,824	10.11	—	—	—	—
Vested	(95,281)	15.05	(99,369)	17.59	(114,675)	18.58
Forfeited	(41,306)	9.45	(90,926)	13.04	(27,991)	14.69
Dividend reinvestment	65,955	8.72	48,288	6.69	37,448	13.48

Unvested shares outstanding at end of year	1,309,489	8.52	854,440	10.57	527,101	15.34

The total fair value of shares vested was $698, $1,046 and $1,527 for the years ended December 31, 2010, 2009 and 2008, respectively.

As of December 31, 2010, there was $4,955 of unrecognized compensation cost related to unvested restricted stock awards granted, none of which is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC Topic 718 on January 1, 2006. The components of the restricted stock awards as of December 31, 2010 are as follows:

	Service-	Performance-
	Based	Based
	Awards	Awards	Total

Unvested shares	495,271	814,218	1,309,489
Unrecognized compensation expense	$1,680	$3,275	$4,955
Intrinsic value	$4,864	$7,996	$12,860
Weighted average remaining life (in years)	2.03	2.49	2.31

Stock Options

The Corporation did not grant stock options during 2010, 2009 or 2008. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 24,063, 1,979 and 543,591 for 2010, 2009 and 2008, respectively.

The following table summarizes certain information concerning stock option awards:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Price per		Price per		Price per
	2010	Share	2009	Share	2008	Share

Options outstanding at beginning of year	968,090	$13.67	1,299,317	$14.00	1,139,844	$11.75
Assumed in acquisitions	—	—	—	—	845,969	16.00
Exercised	(24,063)	9.05	(1,979)	15.53	(543,591)	11.41
Forfeited	(173,417)	11.60	(329,248)	14.96	(142,905)	17.77

Options outstanding and exercisable at end of year	770,610	14.28	968,090	13.67	1,299,317	14.00

Upon consummation of the Corporation’s acquisitions, all outstanding options issued by the acquired companies were converted into equivalent Corporation options.

The following table summarizes information about stock options outstanding at December 31, 2010:

Options Outstanding and Exercisable
		Weighted Average	Weighted
Range of Exercise	Options	Remaining	Average
Prices	Outstanding	Contractual Years	Exercise Price

$ 2.68 - $ 4.02	16,778	2.20	$2.68
6.06 - 9.09	653	0.81	8.31
9.10 - 13.65	279,400	0.73	12.17
13.66 - 19.65	473,779	1.80	15.95

	770,610

The intrinsic value of outstanding and exercisable stock options at December 31, 2010 was $(3,421), since the fair value of the stock was less than the exercise price.

The following table summarizes certain information relating to stock options exercised:

Year Ended December 31	2010	2009	2008

Proceeds from stock options exercised	$218	$13	$6,192
Tax benefit recognized from stock options exercised	6	—	988
Intrinsic value of stock options exercised	18	—	2,823

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

The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits are earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14,079, which had been amortized over the average period of future service of active employees of 13.5 years. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. Based on the funded status of the plan, the Corporation did not make a contribution to the RIP in 2010. The Corporation amended the RIP on October 20, 2010 to be frozen effective December 31, 2010, at which time the Corporation recognized the remaining previously unrecognized prior service credit of $10,543 as a reduction to expense.

The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit was reduced by the monthly benefit the participant receives from Social Security, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the two percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008, at which time the Corporation recognized a one-time charge of $762. The ERISA Excess Retirement Plan was frozen as of December 31, 2010.

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans):

December 31	2010	2009

Accumulated benefit obligation	$131,356	$119,080

December 31	2010	2009

Projected benefit obligation at beginning of year	$121,270	$113,226
Service cost	3,606	3,352
Interest cost	6,982	7,014
IRGB-related	—	(2,988)
Curtailment gain	(2,205)	—
Actuarial loss	7,023	5,867
Benefits paid	(5,225)	(5,201)

Projected benefit obligation at end of year	$131,451	$121,270

December 31	2010	2009

Fair value of plan assets at beginning of year	$95,609	$92,677
Actual return on plan assets	11,225	8,412
Corporation contribution	1,289	2,709
IRGB-related	—	(2,988)
Benefits paid	(5,225)	(5,201)

Fair value of plan assets at end of year	$102,898	$95,609

December 31	2010	2009

Funded status of plan	$(28,553)	$(25,661)

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2010	2009

Weighted average discount rate	5.28%	5.79%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2010 and 2009 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest yields and the 10% of the bonds with the lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:

Year Ended December 31	2010	2009	2008

Service cost	$3,606	$3,352	$3,292
Interest cost	6,982	7,014	6,648
Expected return on plan assets	(7,553)	(7,186)	(8,789)
Settlement charge	—	526	762
Special termination charge	—	—	358
Curtailment credit	(10,543)	—	—
Transition amount amortization	(93)	(93)	(93)
Prior service credit amortization	(971)	(1,195)	(1,091)
Actuarial loss amortization	3,166	3,063	1,083

Net periodic pension cost	(5,406)	5,481	2,170
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	1,146	4,640	26,771
Curtailment effects	10,543	—	(2,403)
Amortization of actuarial loss	(3,166)	(3,589)	(1,083)
Amortization of prior service credit	971	1,195	1,091
Amortization of transition asset	93	93	93

Total recognized in other comprehensive income	9,587	2,339	24,469

Total recognized in net periodic pension cost and other comprehensive income	$4,181	$7,820	$26,639

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions For The Year Ended December 31	2010	2009	2008

Weighted average discount rate	5.79%	6.09%	6.21%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	8.00%	8.00%	8.00%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $3,935 and $4,052 for 2010 and 2009, respectively, and employer contributions to the qualified pension plans of $0 and $1,560 for 2010 and 2009, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1,289 for 2010 and $1,149 for 2009.

As of December 31, 2010 and 2009, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows:

			Non-Qualified
	Qualified Pension Plans		Pension Plans
December 31	2010	2009	2010	2009

Projected benefit obligation	$112,613	$102,635	$18,838	$18,635
Accumulated benefit obligation	112,613	100,539	18,743	18,541
Fair value of plan assets	102,898	95,609	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2010 pension expense:

Estimated
Increase in
Pension
Expense

0.5% decrease in the discount rate	$827
0.5% decrease in the expected long-term rate of return on plan assets	469

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2010:

Expected employer contributions:	2011	$1,331
Expected benefit payments:	2011	5,514
	2012	5,905
	2013	6,236
	2014	6,630
	2015	7,091
	2016 - 2020	45,176

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matched 50 percent of an eligible employee’s contribution on the first 6 percent that the employee deferred through December 31, 2010. Beginning in 2011, the Corporation will match 100% of the first 4 percent that the employee defers. Employees are eligible to participate upon their first day of employment or having attained age 21, whichever is later. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. Beginning in 2011, substantially all employees will receive an automatic contribution of three percent of compensation at the end of the year. The Corporation’s contribution expense was $5,770 for 2010, $4,577 for 2009 and $4,323 for 2008.

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

Following are asset allocations for the Corporation’s pension plans as of December 31, 2010 and 2009, and the target allocation for 2011, by asset category:

	Target
	Allocation	Percentage of Plan Assets
December 31	2011	2010	2009

Asset Category
Equity securities	45 - 65%	59%	50%
Debt securities	30 - 50	34	42
Cash equivalents	0 - 10	7	8

At December 31, 2010 and 2009, equity securities included 550,128 and 420,128 shares of the Corporation’s common stock, respectively, totaling $5,402 (5.3% of total plan assets) at December 31, 2010 and $2,853 (3.0% of total plan assets) at December 31, 2009. The plan acquired 130,000 shares during 2010. Dividends received on the Corporation’s common stock held by the Plan were $250 for 2010 and $163 for 2009.

The fair values of the Corporation’s pension plan assets by asset category are as follows:

December 31, 2010	Level 1	Level 2	Level 3	Total

Asset Class
Cash	$7,827	—	—	$7,827
Equity securities:
F.N.B. Corporation	5,402	—	—	5,402
Other large-cap U.S. financial services companies	1,775	—	—	1,775
Other large-cap U.S. companies	24,137	—	—	24,137
International companies	753	—	—	753
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	4,357	—	—	4,357
U.S. small-cap equity index funds	2,042	—	—	2,042
U.S. mid-cap equity index funds	2,542	—	—	2,542
Non-U.S. equities growth fund	8,157	—	—	8,157
U.S. equity funds:
U.S. mid-cap	5,220	—	—	5,220
U.S. small-cap	2,833	—	—	2,833
Other	3,114	—	—	3,114
Fixed income securities:
U.S. government agencies	—	$31,515	—	31,515
Fixed income mutual funds:
U.S. investment-grade fixed income securities	2,738	—	—	2,728
Non-U.S. fixed income securities	486	—	—	486

	$71,383	$31,515	—	$102,898

December 31, 2009	Level 1	Level 2	Level 3	Total

Asset Class
Cash	$8,073	—	—	$8,073
Equity securities:
F.N.B. Corporation	2,853	—	—	2,853
Other large-cap U.S. financial services companies	1,437	—	—	1,437
Other large-cap U.S. companies	22,329	—	—	22,329
International companies	588	—	—	588
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	4,762	—	—	4,762
U.S. small-cap equity index funds	1,908	—	—	1,908
U.S. mid-cap equity index funds	1,945	—	—	1,945
Non-U.S. equities growth fund	6,074	—	—	6,074
U.S. equity funds:
U.S. mid-cap	2,318	—	—	2,318
U.S. small-cap	2,522	—	—	2,522
Other	972	—	—	972
Fixed income securities:
U.S. government agencies	—	$35,556	—	35,556
Corporate bonds	—	1,389	—	1,389
Fixed income mutual funds:
U.S. investment-grade fixed income securities	2,510	—	—	2,510
Non-U.S. fixed income securities	373	—	—	373

	$58,664	$36,945	—	$95,609

The classifications for Level 1, Level 2 and Level 3 are discussed in the Fair Value Measurements footnote.

19.	Other Postretirement Benefit Plans

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

The following tables provide information relating to the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet:

December 31	2010	2009

Benefit obligation at beginning of year	$1,594	$1,997
Interest cost	67	90
Plan participants’ contributions	42	47
Actuarial (gain) loss	14	(127)
Benefits paid	(333)	(413)

Benefit obligation at end of year	$1,384	$1,594

December 31	2010	2009

Fair value of plan assets at beginning of year	$—	$—
Corporation contribution	291	366
Plan participants’ contributions	42	47
Benefits paid	(333)	(413)

Fair value of plan assets at end of year	$—	$—

December 31	2010	2009

Funded status of plan	$(1,384)	$(1,594)

Actuarial assumptions used in the determination of the benefit obligation in the Plan are as follows:

Assumptions at December 31	2010	2009

Discount rate	4.35%	4.65%
Assumed healthcare cost trend:
Initial trend	8.00%	8.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2018	2018

The discount rate assumption at December 31, 2010 was determined using the same yield-curve based approach as previously described in the Retirement Plans footnote.

Net periodic postretirement benefit (income) cost and other comprehensive income included the following components:

Year Ended December 31	2010	2009	2008

Service cost	$—	$—	$24
Interest cost	67	90	115
Actuarial loss amortization	—	—	2

Net periodic postretirement benefit (income) cost	67	90	141
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	14	(127)	23
Amortization of actuarial loss	—	—	(2)

Total recognized in other comprehensive income	14	(127)	21

Total recognized in net periodic postretirement income and other comprehensive income	$81	$(37)	$162

Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2010	2009	2008

Weighted average discount rate	4.65%	5.70%	5.50%
Assumed healthcare cost trend:
Initial trend	8.50%	8.00%	8.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2018	2017	2016

A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2010 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2010:

	1% Increase	1% Decrease

Effect on service and interest components of net periodic cost	$3	$(3)
Effect on accumulated postretirement benefit obligation	54	(50)

The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan at December 31, 2010:

Expected employer contributions:	2011	$212
Expected benefit payments:	2011	253
	2012	194
	2013	185
	2014	174
	2015	160
	2016 - 2020	625

The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general plan assets.

20.	Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following:

Year Ended December 31	2010	2009	2008

Current income taxes:
Federal taxes	$23,767	$11,460	$21,186
State taxes	97	115	117

	23,864	11,575	21,303
Deferred income taxes:
Federal taxes	3,943	(2,283)	(14,017)
State taxes	77	(23)	(49)

	4,020	(2,306)	(14,066)

	$27,884	$9,269	$7,237

Income tax expense related to gains on the sale of securities was $1,036, $185 and $292 for 2010, 2009 and 2008, respectively.

Income tax expense and the effective tax rate for 2010 were favorably impacted by $265 due to the expiration of an uncertain tax position in the current period. The effective tax rates for 2010, 2009 and 2008 were all lower than the 35.0% federal statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI.

The following table provides a reconciliation between the federal statutory tax rate and the actual effective tax rate:

Year Ended December 31	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(6.0)	(12.2)	(14.4)
Tax credits and settlements	(1.6)	(3.7)	(3.8)
Other items	(0.2)	(0.7)	0.1

Actual effective tax rate	27.2%	18.4%	16.9%

The following table presents the tax effects of temporary differences that give rise to deferred tax assets and liabilities:

December 31	2010	2009

Deferred tax assets:
Allowance for loan losses	$46,365	$46,007
State net operating loss carryforwards	12,159	11,142
Deferred compensation	4,037	4,081
Intangibles	—	78
Securities impairments	6,764	6,223
Pension and other defined benefit plans	11,935	10,939
Net unrealized securities losses	2,072	3,775
Other	3,357	3,899

Total	86,689	86,144
Valuation allowance	(14,176)	(13,232)

Total deferred tax assets	72,513	72,912

Deferred tax liabilities:
Loan fees	(1,303)	(1,391)
Depreciation	(7,118)	(6,612)
Purchase accounting adjustments	(8,780)	(9,915)
Prepaid expenses	(552)	(406)
Intangibles	(539)	—
Other	(2,015)	(41)

Total deferred tax liabilities	(20,307)	(18,365)

Net deferred tax assets	$52,206	$54,547

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2010, the Corporation had unused state net operating loss carryforwards expiring from 2018 to 2030. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

As of December 31, 2010 and 2009, the Corporation has approximately $2,481 and $3,042, respectively, of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of December 31, 2010 and 2009, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $182 and $197, respectively. As of December 31, 2010, $2,190 of these tax benefits would affect the effective tax rate if recognized. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2008. The Corporation’s 2006 and 2007 federal examinations have closed with no material impact to the Corporation’s financial position. The Corporation’s tax years 2009 and 2008 remained open to federal examination. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2007 and state income tax returns for 2007 through 2009 are currently subject to examination. The Corporation anticipates that a reduction in the unrecognized tax benefit of up to $168 may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

Year Ended December 31	2010	2009

Balance at beginning of year	$3,042	$3,210
Additions based on tax positions related to current year	77	359
Additions based on tax positions of prior year	4	40
Reductions for tax positions of prior years	(1)	(8)
Reductions due to statute of limitations	(641)	(559)

Balance at end of year	$2,481	$3,042

21.	Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

Year Ended December 31	2010	2009	2008

Net income	$74,652	$41,111	$35,595
Other comprehensive loss:
Unrealized gains (losses) on securities:
Arising during the period, net of tax expense (benefit) of $1,904, $(4,022) and $(7,713)	3,537	(7,469)	(14,324)
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $217, $(2,578) and $(5,724)	(403)	4,787	10,606
Unrealized losses on swap, net of tax benefit of $69	—	—	(128)
Pension and postretirement amortization, net of tax benefit of $3,356, $779 and $8,573	(6,233)	(1,446)	(15,921)

Other comprehensive loss	(3,099)	(4,128)	(19,767)

Comprehensive income	$71,553	$36,983	$15,828

For 2008, the amount of the reclassification adjustment for losses included in net income differs from the amount shown in the consolidated statement of income because it does not include gains or losses realized on securities that were both purchased and then sold during that year.

The accumulated balances related to each component of other comprehensive income, net of tax, are as follows:

December 31	2010	2009	2008

Non-credit related loss on debt securities not expected to be sold	$(8,654)	$(10,644)	$—
Unrealized net gain (loss) on other available for sale securities	4,767	3,624	(4,338)
Unrecognized pension and postretirement obligations	(29,845)	(23,613)	(22,167)

Accumulated other comprehensive income	$(33,732)	$(30,633)	$(26,505)

22.	Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

Year Ended December 31	2010	2009	2008

Net income available to common stockholders - basic earnings per share	$74,652	$32,803	$35,595
Interest expense on convertible debt	20	20	20

Net income available to common stockholders after assumed conversion - diluted earnings per share	$74,672	$32,823	$35,615

Basic weighted average common shares outstanding	113,923,612	102,580,415	80,654,153
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	358,121	268,919	343,834

Diluted weighted average common shares outstanding	114,281,733	102,849,334	80,997,987

Basic earnings per share	$0.66	$0.32	$0.44

Diluted earnings per share	$0.65	$0.32	$0.44

For the years ended December 31, 2010, 2009 and 2008, 797,983, 1,549,205 and 118,619 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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

On September 9, 2009, the Corporation utilized a portion of the proceeds of its public offering to redeem all of the Series C Preferred Stock issued to the UST under the CPP and to pay the related final accrued dividend. Since receiving the CPP funds on January 9, 2009, the Corporation paid the UST $3,333 in cash dividends. Upon redemption, the remaining difference of $4,319 between the Series C Preferred Stock redemption amount and the recorded amount was charged to retained earnings as non-cash deemed preferred stock dividends. The non-cash deemed preferred stock dividends had no impact on total equity, but reduced 2009 earnings per diluted common share by $0.04. The remaining offering proceeds were used for general corporate purposes and to enhance capital levels.

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

The Corporation’s management believes that, as of December 31, 2010 and 2009, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of December 31, 2010, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of December 31, 2010 and 2009 for the Corporation and FNBPA:

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
December 31, 2010	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital (to risk-weighted assets):
F.N.B. Corporation	$836,228	12.9%	$648,244	10.0%	$518,595	8.0%
FNBPA	768,040	12.3	626,183	10.0	500,946	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	737,755	11.4	388,946	6.0	259,297	4.0
FNBPA	689,495	11.0	375,710	6.0	250,473	4.0
Leverage Ratio:
F.N.B. Corporation	737,755	8.7	424,362	5.0	339,490	4.0
FNBPA	689,495	8.3	414,734	5.0	331,787	4.0

December 31, 2009
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$795,372	12.9%	$617,447	10.0%	$493,958	8.0%
FNBPA	745,183	12.4	602,810	10.0	482,248	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	705,188	11.4	370,468	6.0	246,979	4.0
FNBPA	669,543	11.1	361,686	6.0	241,124	4.0
Leverage Ratio:
F.N.B. Corporation	705,188	8.7	406,314	5.0	325,052	4.0
FNBPA	669,543	8.5	395,647	5.0	316,517	4.0

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $17,078 at December 31, 2010. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2010, the Corporation’s subsidiaries had $9,883 of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $131,449 at December 31, 2010.

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

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2010
Interest income	$335,975	$13	$198	$33,386	$4,149	$373,721
Interest expense	73,925	—	—	4,842	9,964	88,731
Net interest income	262,050	13	198	28,544	(5,815)	284,990
Provision for loan losses	40,400	—	—	6,144	779	47,323
Non-interest income	83,977	20,666	12,898	2,194	(3,763)	115,972
Non-interest expense	201,450	15,795	11,795	15,208	141	244,389
Intangible amortization	5,937	350	427	—	—	6,714
Income tax expense (benefit)	26,663	1,632	319	3,389	(4,119)	27,884
Net income (loss)	71,577	2,902	555	5,997	(6,379)	74,652
Total assets	8,753,276	19,097	19,097	171,649	(3,204)	8,959,915
Total intangibles	535,594	11,967	11,778	1,809	—	561,148

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2009
Interest income	$352,760	$13	$280	$32,511	$2,654	$388,218
Interest expense	104,281	—	—	5,561	11,337	121,179
Net interest income	248,479	13	280	26,950	(8,683)	267,039
Provision for loan losses	59,462	—	—	6,667	673	66,802
Non-interest income	74,982	20,401	13,804	2,157	(5,862)	105,482
Non-interest expense	203,411	15,858	12,135	15,429	1,418	248,251
Intangible amortization	6,295	366	427	—	—	7,088
Income tax expense (benefit)	10,829	1,505	545	2,449	(6,059)	9,269
Net income (loss)	43,464	2,685	977	4,562	(10,577)	41,111
Total assets	8,509,072	20,226	20,625	168,345	(9,191)	8,709,077
Total intangibles	541,530	12,317	12,195	1,809	—	567,851

		Wealth
	Community	Manage-		Consumer	Parent
	Banking	ment	Insurance	Finance	and Other	Consolidated

At or for the Year Ended December 31, 2008
Interest income	$375,876	$50	$408	$32,287	$1,160	$409,781
Interest expense	140,473	7	—	5,837	11,672	157,989
Net interest income	235,403	43	408	26,450	(10,512)	251,792
Provision for loan losses	66,110	—	—	5,642	619	72,371
Non-interest income	59,025	21,320	13,127	2,193	(9,550)	86,115
Non-interest expense	174,681	14,953	11,585	14,965	78	216,262
Intangible amortization	5,675	274	493	—	—	6,442
Income tax expense (benefit)	9,280	2,187	552	2,852	(7,634)	7,237
Net income (loss)	38,682	3,949	905	5,184	(13,125)	35,595
Total assets	8,184,555	19,653	23,623	164,835	(27,855)	8,364,811
Total intangibles	547,036	12,734	12,928	1,809	—	574,507

26.	Cash Flow Information

Following is a summary of cash flow information:

Year Ended December 31	2010	2009	2008

Interest paid on deposits and other borrowings	$90,816	$124,960	$153,125
Income taxes paid	31,611	6,287	26,300
Transfers of loans to other real estate owned	25,584	22,023	11,973
Transfers of other real estate owned to loans	1,115	580	985

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

Balance Sheets
December 31	2010	2009

Assets
Cash and cash equivalents	$91,560	$74,922
Securities available for sale	2,158	3,025
Premises and equipment	4,256	4,374
Other assets	25,431	15,977
Investment in and advance to bank subsidiary	1,206,016	1,194,814
Investments in and advances to non-bank subsidiaries	248,776	235,570

Total Assets	$1,578,197	$1,528,682

Liabilities
Other liabilities	$30,214	$29,442
Advances from affiliates	265,256	238,458
Junior subordinated debt	205,156	205,156
Subordinated notes:
Short-term	8,672	8,922
Long-term	2,775	3,402

Total Liabilities	512,073	485,380
Stockholders’ Equity	1,066,124	1,043,302

Total Liabilities and Stockholders’ Equity	$1,578,197	$1,528,682

Statements of Income
Year Ended December 31

	2010	2009	2008

Income
Dividend income from subsidiaries:
Bank	$61,700	$45,650	$123,700
Non-bank	10,800	7,800	10,075

	72,500	53,450	133,775
Interest income	6,381	6,797	11,682
Other income	119	(312)	(1,124)

Total Income	79,000	59,935	144,333

Expenses
Interest expense	17,745	20,109	23,271
Other expenses	6,584	7,227	5,218

Total Expenses	24,329	27,336	28,489

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	54,671	32,599	115,844
Income tax benefit	6,608	7,579	6,655

	61,279	40,178	122,499
Equity in undistributed income (loss) of subsidiaries:
Bank	13,770	1,050	(80,889)
Non-bank	(397)	(117)	(6,015)

Net Income	$74,652	$41,111	$35,595

Statements of Cash Flows
Year Ended December 31

	2010	2009	2008

Operating Activities
Net income	$74,652	$41,111	$35,595
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(13,373)	(933)	86,904
Other, net	(8,918)	8,219	7,901

Net cash flows provided by operating activities	52,361	48,397	130,400

Investing Activities
Purchase of securities available for sale	—	—	(3,035)
Proceeds from sale of securities available for sale	1,133	475	6,045
Net (increase) decrease in advances to subsidiaries	(12,671)	(40,584)	54,035
Investment in subsidiaries	(1,375)	(112,138)	(540,454)
Net cash paid for mergers and acquisitions	—	—	(23,869)

Net cash flows used in investing activities	(12,913)	(152,247)	(507,278)

Financing Activities
Net increase (decrease) in advance from affiliate	26,798	37,655	(9,738)
Net decrease in short-term borrowings	(249)	(811)	(2,110)
Decrease in long-term debt	(1,418)	(1,658)	(2,746)
Increase in long-term debt	790	1,037	1,471
Issuance of preferred stock and common stock warrant	—	99,749	—
Redemption of preferred stock	—	(100,000)	—
Net proceeds from issuance of common stock	6,723	128,554	512,508
Tax (expense) benefit of stock-based compensation	(199)	(158)	857
Cash dividends paid	(55,255)	(52,375)	(78,283)

Net cash flows (used in) provided by financing activities	(22,810)	111,993	421,959

Net Increase in Cash and Cash Equivalents	16,638	8,143	45,081
Cash and cash equivalents at beginning of year	74,922	66,779	21,698

Cash and Cash Equivalents at End of Year	$91,560	$74,922	$66,779

Cash paid during the year for:
Interest	$17,781	$20,102	$23,281

28.	Fair Value Measurements

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2010, approximately 97.6% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 2.4% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Other Real Estate Owned

OREO is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations plus some bank owned real estate. OREO acquired in settlement of indebtedness is recorded at the lower of carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value is generally based upon appraisals by licensed or certified appraisers and other market information and is classified as Level 2 or Level 3.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total

December 31, 2010
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$300,568	$—	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	211,507	—	211,507
Agency collateralized mortgage obligations	—	147,866	—	147,866
Non-agency collateralized mortgage obligations	—	38	—	38
States of the U.S. and political subdivisions	—	58,738	—	58,738
Collateralized debt obligations	—	—	5,974	5,974
Other debt securities	—	—	11,245	11,245

	—	718,717	17,219	735,936

Available for sale equity securities:
Financial services industry	470	1,313	375	2,158
Insurance services industry	31	—	—	31

	501	1,313	375	2,189

	501	720,030	17,594	738,125
Derivative financial instruments	—	25,631	—	25,631

	$501	$745,661	$17,594	$763,756

Liabilities measured at fair value:
Derivative financial instruments	—	$25,043	—	$25,043

	—	$25,043	—	$25,043

	Level 1	Level 2	Level 3	Total

December 31, 2009
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$252,456	$—	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	325,771	—	325,771
Agency collateralized mortgage obligations	—	43,508	—	43,508
Non-agency collateralized mortgage obligations	—	45	—	45
States of the U.S. and political subdivisions	—	75,583	—	75,583
Collateralized debt obligations	—	—	4,824	4,824
Other debt securities	—	—	10,430	10,430

	—	697,363	15,254	712,617

Available for sale equity securities:
Financial services industry	992	1,385	333	2,710
Insurance services industry	22	—	—	22

	1,014	1,385	333	2,732

	1,014	698,748	15,587	715,349
Derivative financial instruments	—	13,305	—	13,305

	$1,014	$712,053	$15,587	$728,654

Liabilities measured at fair value:
Derivative financial instruments	—	$12,497	—	$12,497

	—	$12,497	—	$12,497

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Collateralized	Other
	Debt	Debt
	Obligations	Securities	Equity Securities	Total

Year Ended December 31, 2010
Balance at beginning of period	$4,824	$10,430	$333	$15,587
Total gains (losses) - realized/unrealized:
Included in earnings	(2,281)	—	—	(2,281)
Included in other comprehensive income	3,431	815	42	4,288
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of period	$5,974	$11,245	$375	$17,594

Year Ended December 31, 2009
Balance at beginning of period	$14,626	$8,475	$293	$23,394
Total gains (losses) - realized/unrealized:
Included in earnings	(7,098)	—	—	(7,098)
Included in other comprehensive income	(2,704)	2,236	40	(428)
Purchases, issuances, and settlements	—	14,465	—	14,465
Transfers in and/or (out) of Level 3	—	(14,746)	—	(14,746)

Balance at end of period	$4,824	$10,430	$333	$15,587

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.

The amount of total losses included in earnings for the years ended 2010 and 2009 attributable to the change in unrealized gains or losses relating to assets still held as of those dates was $2,281 and $7,098, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.

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

	Level 1	Level 2	Level 3	Total

December 31, 2010
Impaired loans	—	$1,157	$26,082	$27,239
Other real estate owned	—	16,195	10,804	26,999

December 31, 2009
Impaired loans	—	2,794	21,981	24,775
Other real estate owned	—	6,929	7,687	14,616

Impaired loans measured or re-measured at fair value on a nonrecurring basis during 2010 had a carrying amount of $31,582 and an allocated allowance for loan losses of $7,641 at December 31, 2010. The allocated allowance is based on fair value of $27,239 less estimated costs to sell of $3,298. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $6,959 which was included in the provision for loan losses for 2010.

OREO with a carrying amount of $36,913 was written down to $26,999 (fair value of $30,766 less estimated costs to sell of $3,767), resulting in a loss of $9,914, which was included in earnings for 2010.

Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments are as follows:

	2010		2009
	Carrying		Carrying
December 31	Amount	Fair Value	Amount	Fair Value

Financial Assets
Cash and short-term investments	$131,571	$131,571	$310,550	$310,550
Securities available for sale	738,125	738,125	715,349	715,349
Securities held to maturity	940,481	959,414	775,281	796,537
Net loans, including loans held for sale	5,994,735	6,035,129	5,757,460	5,770,824
Bank owned life insurance	208,051	208,051	205,447	205,447
Accrued interest receivable	25,345	25,345	27,219	27,219

Financial Liabilities
Deposits	6,646,143	6,677,301	6,380,223	6,420,971
Short-term borrowings	753,603	754,211	669,167	669,712
Long-term debt	192,058	197,397	324,877	333,494
Junior subordinated debt	204,036	141,061	204,711	90,721
Accrued interest payable	6,866	6,866	8,951	8,951

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2011. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2011. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2011. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2010:

	Number of		Number of
	Securities to be		Securities
	Issued Upon	Weighted	Remaining for
	Exercise of	Average Exercise	Future Issuance
	Outstanding	Price of Outstanding	Under Equity
Plan Category	Stock Options	Stock Options	Compensation Plans

Equity compensation plans approved by security holders	770,610 (1)	$14.28	2,531,576 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A

(1)	Excludes 1,309,489 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2011. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 18, 2011. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 129 and is incorporated by reference.

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

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chief Executive Officer and Director (Principal Executive Officer)	February 16, 2011

/s/ Vincent J. Calabrese Vincent J. Calabrese	Chief Financial Officer (Principal Financial Officer)	February 16, 2011

/s/ Timothy G. Rubritz Timothy G. Rubritz	Corporate Controller and Senior Vice President (Principal Accounting Officer)	February 16, 2011

/s/ William B. Campbell William B. Campbell	Chairman and Director	February 16, 2011

/s/ Henry M. Ekker Henry M. Ekker	Director	February 16, 2011

/s/ Philip E. Gingerich Philip E. Gingerich	Director	February 16, 2011

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 16, 2011

/s/ Dawne S. Hickton Dawne S. Hickton	Director	February 16, 2011

/s/ David J. Malone David J. Malone	Director	February 16, 2011

/s/ D. Stephen Martz D. Stephen Martz	Director	February 16, 2011

/s/ Peter Mortensen Peter Mortensen	Director	February 16, 2011

/s/ Harry F. Radcliffe Harry F. Radcliffe	Director	February 16, 2011

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 16, 2011

/s/ John W. Rose John W. Rose	Director	February 16, 2011

/s/ Stanton R. Sheetz Stanton R. Sheetz	Director	February 16, 2011

/s/ William J. Strimbu William J. Strimbu	Director	February 16, 2011

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 16, 2011

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

3	.1.	Articles of Incorporation of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006).
3	.2.	Amended by-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Current Report on Form 8-K filed on October 22, 2009).
4	.1.	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.
4	.2.	Form of Certificate for the Series C Preferred Stock. (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).
4	.3.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).
10	.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*
10	.2.	Amended and Restated Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008).*
10	.3.	Amended and Restated Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008).*
10	.4.	Form of Restricted Stock Units Agreement for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.5.	Amended 2007 Performance-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.6.	Amended 2007 Service-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008).*
10	.7.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008).*
10	.8.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993).*
10	.9.	F.N.B. Corporation 1996 Stock Option Plan. (Incorporated by reference to Exhibit 10.15. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1995).*
10	.10.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998).*
10	.11.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001).*
10	.12.	Termination of Continuation of Employment Agreement between F.N.B. Corporation and Peter Mortensen. (Incorporated by reference to Exhibit 10.17. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001).*

10	.13.	Employment Agreement between First National Bank of Pennsylvania and David B. Mogle. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10	.14.	Employment Agreement between First National Bank of Pennsylvania and James G. Orie. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005).*
10	.15.	Employment Agreement between F.N.B. Corporation and Brian F. Lilly. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on October 23, 2007).*
10	.16.	Form of Amendment to Employment Agreements of Vincent Calabrese, Scott Free, David Mogle, James Orie, Gary Guerrieri and Louise Lowrey. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008).*
10	.17.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2007 Proxy Statement filed on March 22, 2007).*
10	.18.	Employment Agreement between First National Bank of Pennsylvania and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on March 23, 2007).*
10	.19.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007).*
10	.20.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007).*
10	.21.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008).*
10	.22.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008).*
10	.23.	Letter Agreement between the Corporation and the United States Department of Treasury relating to the TARP Capital Purchase Program, including Securities Purchase Agreement - Standard Terms, incorporated by reference therein. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
10	.24.	Form of Waiver executed by Robert V. New, Brian F. Lilly, Stephen J. Gurgovits, Vincent J. Delie and Gary J. Guerrieri in connection with TARP Capital Purchase Program. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
10	.25.	Form of Executive Compensation Agreement by and between F.N.B. Corporation and each of Robert V. New, Brian F. Lilly, Stephen J. Gurgovits, Vincent J. Delie and Gary J. Guerrieri in connection with TARP Capital Purchase Program. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).*
10	.26.	Employment Agreement between First National Bank of Pennsylvania and Timothy G. Rubritz. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2009).*
10	.27.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 21, 2010).*
11		Computation of Per Share Earnings**
12		Ratio of Earnings to Fixed Charges. (filed herewith).
14		Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009).*
21		Subsidiaries of the Registrant. (filed herewith).
23		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).
31	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).
31	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32	.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).
32	.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).
101	.	The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2010, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text.***

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.

***	This information is deemed furnished, not filed.