Form 10-Q
period 2011-03-31
FNB CORP/FL/
filed 2011-05-06
CIK 37808

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011

Common Stock, $0.01 Par Value	120,871,169 Shares

F.N.B. CORPORATION
FORM 10-Q
March 31, 2011
INDEX

PAGE
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets	2
Consolidated Statements of Income	3
Consolidated Statements of Stockholders’ Equity	4
Consolidated Statements of Cash Flows	5
Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 1A. Risk Factors	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 5. Other Information	56

Item 6. Exhibits	56

Signatures	57
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
Dollars in thousands, except par value

	March 31,	December 31,
	2011	2010
	(Unaudited)
Assets
Cash and due from banks	$157,568	$115,556
Interest bearing deposits with banks	132,340	16,015

Cash and Cash Equivalents	289,908	131,571
Securities available for sale	804,242	738,125
Securities held to maturity (fair value of $976,519 and $959,414)	956,693	940,481
Residential mortgage loans held for sale	6,254	12,700
Loans, net of unearned income of $40,009 and $42,183	6,559,952	6,088,155
Allowance for loan losses	(107,612)	(106,120)

Net Loans	6,452,340	5,982,035
Premises and equipment, net	125,067	115,956
Goodwill	565,090	528,720
Core deposit and other intangible assets, net	36,385	32,428
Bank owned life insurance	208,720	208,051
Other assets	310,582	269,848

Total Assets	$9,755,281	$8,959,915

Liabilities
Deposits:
Non-interest bearing demand	$1,223,720	$1,093,230
Savings and NOW	3,831,735	3,423,844
Certificates and other time deposits	2,334,856	2,129,069

Total Deposits	7,390,311	6,646,143
Other liabilities	94,975	97,951
Short-term borrowings	738,520	753,603
Long-term debt	199,134	192,058
Junior subordinated debt	203,927	204,036

Total Liabilities	8,626,867	7,893,791

Stockholders’ Equity
Common stock — $0.01 par value
Authorized — 500,000,000 shares
Issued — 121,085,356 and 114,902,454 shares	1,205	1,143
Additional paid-in capital	1,154,953	1,094,713
Retained earnings	9,336	6,564
Accumulated other comprehensive loss	(33,679)	(33,732)
Treasury stock — 213,973 and 155,369 shares at cost	(3,401)	(2,564)

Total Stockholders’ Equity	1,128,414	1,066,124

Total Liabilities and Stockholders’ Equity	$9,755,281	$8,959,915

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Dollars in thousands, except per share data
Unaudited

	Three Months Ended
	March 31,
	2011	2010
Interest Income
Loans, including fees	$84,710	$79,286
Securities:
Taxable	10,514	11,253
Nontaxable	1,947	1,891
Dividends	119	19
Other	81	97

Total Interest Income	97,371	92,546

Interest Expense
Deposits	14,595	17,554
Short-term borrowings	1,833	2,131
Long-term debt	1,628	2,546
Junior subordinated debt	2,032	1,910

Total Interest Expense	20,088	24,141

Net Interest Income	77,283	68,405
Provision for loan losses	8,228	11,964

Net Interest Income After Provision for Loan Losses	69,055	56,441

Non-Interest Income
Impairment losses on securities	—	(8,226)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	6,540

Net impairment losses on securities	—	(1,686)
Service charges	14,335	13,722
Insurance commissions and fees	4,146	4,324
Securities commissions and fees	1,972	1,557
Trust fees	3,710	3,158
Gain on sale of securities	54	2,390
Gain on sale of residential mortgage loans	767	567
Bank owned life insurance	1,232	1,065
Other	2,216	5,178

Total Non-Interest Income	28,432	30,275

Non-Interest Expense
Salaries and employee benefits	38,382	33,125
Net occupancy	5,910	5,538
Equipment	4,475	4,533
Amortization of intangibles	1,796	1,687
Outside services	5,200	5,522
FDIC insurance	2,719	2,622
Merger related	4,146	—
Other	11,929	12,416

Total Non-Interest Expense	74,557	65,443

Income Before Income Taxes	22,930	21,273
Income taxes	5,755	5,293

Net Income	$17,175	$15,980

Net Income per Share — Basic	$0.14	$0.14
Net Income per Share — Diluted	0.14	0.14
Cash Dividends per Share	0.12	0.12
See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
Dollars in thousands, except per share data
Unaudited

	Compre-		Additional		Accumulated Other
	hensive	Common	Paid-In	Retained	Comprehensive	Treasury
	Income	Stock	Capital	Earnings	Loss	Stock	Total
Balance at January 1, 2011		$1,143	$1,094,713	$6,564	$(33,732)	$(2,564)	$1,066,124
Net income	$17,175			17,175			17,175
Change in other comprehensive income, net of tax	53				53		53

Comprehensive income	$17,228

Common stock dividends ($0.12/share)				(14,403)			(14,403)
Issuance of common stock		62	59,439			(837)	58,664
Restricted stock compensation			867				867
Tax expense of stock-based compensation			(66)				(66)

Balance at March 31, 2011		$1,205	$1,154,953	$9,336	$(33,679)	$(3,401)	$1,128,414

Balance at January 1, 2010		$1,138	$1,087,369	$(12,833)	$(30,633)	$(1,739)	$1,043,302
Net income	$15,980			15,980			15,980
Change in other comprehensive income, net of tax	672				672		672

Comprehensive income	$16,652

Common stock dividends ($0.12/share)				(13,768)			(13,768)
Issuance of common stock		2	1,410			(750)	662
Restricted stock compensation			752				752
Tax expense of stock-based compensation			(205)				(205)

Balance at March 31, 2010		$1,140	$1,089,326	$(10,621)	$(29,961)	$(2,489)	$1,047,395

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Dollars in thousands
Unaudited

	Three Months Ended
	March 31,
	2011	2010
Operating Activities
Net income	$17,175	$15,980
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	7,532	9,260
Provision for loan losses	8,228	11,964
Deferred taxes	1,577	(434)
Gain on sale of securities	(54)	(2,390)
Other-than-temporary impairment losses on securities	—	1,686
Tax expense of stock-based compensation	66	205
Net change in:
Interest receivable	(664)	200
Interest payable	(762)	(907)
Trading securities	110,490	—
Residential mortgage loans held for sale	6,446	1,288
Bank owned life insurance	(669)	(1,068)
Other, net	3,123	(2,227)

Net cash flows provided by operating activities	152,488	33,557

Investing Activities
Net change in loans	(79,454)	(54,546)
Securities available for sale:
Purchases	(33,446)	(90,221)
Sales	10,849	59,266
Maturities	69,890	73,462
Securities held to maturity:
Purchases	(189,984)	(130,292)
Maturities	62,355	60,664
Increase in premises and equipment	(2,705)	(1,346)
Net cash received in business combinations	23,361	—

Net cash flows used in investing activities	(139,134)	(83,013)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	222,959	86,843
Time deposits	(22,192)	27,041
Short-term borrowings	(40,194)	41,564
Increase in long-term debt	8,244	53,043
Decrease in long-term debt	(10,443)	(127,529)
Decrease in junior subordinated debt	(108)	(169)
Net proceeds from issuance of common stock	1,186	1,414
Tax expense of stock-based compensation	(66)	(205)
Cash dividends paid	(14,403)	(13,768)

Net cash flows provided by financing activities	144,983	68,234

Net Increase in Cash and Cash Equivalents	158,337	18,778
Cash and cash equivalents at beginning of period	131,571	310,550

Cash and Cash Equivalents at End of Period	$289,908	$329,328

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Dollars in thousands, except per share data
(Unaudited)
March 31, 2011
BUSINESS
     F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts commercial leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.
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
     The accompanying consolidated financial statements include all adjustments that are necessary, in the opinion of management, to fairly reflect the Corporation’s financial position and results of operations in accordance with U.S. generally accepted accounting principles (GAAP). All significant intercompany balances and transactions have been eliminated. Certain prior period amounts have been reclassified to conform to the current period presentation. Events occurring subsequent to the date of the balance sheet have been evaluated for potential recognition or disclosure in the consolidated financial statements through the date of the filing of the consolidated financial statements with the Securities and Exchange Commission (SEC).
     Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results the Corporation expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 25, 2011.
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
MERGERS AND ACQUISITIONS
     On January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc. (CBI), a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625,570 in assets, which included $445,271 in loans, and $561,796 in deposits. The transaction, valued at $75,547, resulted in the Corporation paying $17,202 in cash and issuing 5,940,742 shares of its common stock in exchange for 1,719,820 shares of CBI common stock. The assets and liabilities of CBI were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2011, the acquisition date, and CBI’s results of operations have been included in the Corporation’s consolidated statement of income since that date. CBI’s banking affiliate, Community Bank and Trust Company, was merged into FNBPA on January 1, 2011. Based on a preliminary purchase price allocation, the Corporation recorded $36,369 in goodwill and $4,785 in core deposit intangible as a result of the acquisition. The Corporation has not yet finalized its determination of the fair values of certain acquired assets and liabilities and will adjust goodwill upon completion of the valuation process. None of the goodwill is deductible for income tax purposes.
Acquired Loans
     Loans acquired in acquisitions after December 31, 2010 are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.
     The excess of cash flows expected at acquisition over the estimated fair value is referred to as the accretable discount and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the non-accretable discount. The non-accretable discount represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases to the expected cash flows require the Corporation to evaluate the need for an allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the non-accretable discount which the Corporation then reclassifies as an accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The Corporation’s evaluation of the amount of future cash flows that it expects to collect is performed in a similar manner as that used to determine its allowance for loan losses. Charge-offs of the principal amount on acquired loans would be first applied to the non-accretable discount portion of the fair value adjustment.
     Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Corporation expects to fully collect the new carrying value of the loans. As such, the Corporation may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans, including the impact of any accretable discount.
NEW ACCOUNTING STANDARDS
Troubled Debt Restructurings
     In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, to address diversity in practice concerning determining whether a restructuring constitutes a troubled debt restructuring. This update specifies that in evaluating whether a restructuring is a troubled debt restructuring, a creditor must separately conclude both that a concession has been granted by the creditor and that the debtor is experiencing financial difficulties. Also, ASU No. 2011-02 provides clarifying guidance in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. In addition, the update precludes a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring is a troubled debt restructuring. These requirements are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings made during the period from the beginning of the annual period of adoption to the date of adoption. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.
Disclosure of Supplementary Pro Forma Information for Business Combinations
     In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address diversity in practice concerning pro forma revenue and earnings disclosure requirements for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These requirements are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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
     The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010 and are included in this Report. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.
SECURITIES
     The amortized cost and fair value of securities are as follows:
Securities Available For Sale:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$319,890	$1,060	$(1,072)	$319,878
Residential mortgage-backed securities:
Agency mortgage-backed securities	223,764	6,449	(91)	230,122
Agency collateralized mortgage obligations	188,366	772	(397)	188,741
Non-agency collateralized mortgage obligations	36	1	—	37
States of the U.S. and political subdivisions	46,662	810	(5)	47,467
Collateralized debt obligations	19,288	—	(13,084)	6,204
Other debt securities	10,938	13	(1,089)	9,862

Total debt securities	808,944	9,105	(15,738)	802,311
Equity securities	1,627	365	(61)	1,931

	$810,571	$9,470	$(15,799)	$804,242

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$299,861	$1,395	$(688)	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	205,443	6,064	—	211,507
Agency collateralized mortgage obligations	146,977	1,081	(192)	147,866
Non-agency collateralized mortgage obligations	37	1	—	38
States of the U.S. and political subdivisions	57,830	934	(26)	58,738
Collateralized debt obligations	19,288	—	(13,314)	5,974
Other debt securities	12,989	—	(1,744)	11,245

Total debt securities	742,425	9,475	(15,964)	735,936
Equity securities	1,867	381	(59)	2,189

	$744,292	$9,856	$(16,023)	$738,125

Securities Held To Maturity:

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
March 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$4,740	$208	$—	$4,948
Residential mortgage-backed securities:
Agency mortgage-backed securities	696,546	22,789	(3,578)	715,757
Agency collateralized mortgage obligations	66,623	457	(802)	66,278
Non-agency collateralized mortgage obligations	30,936	177	(1,028)	30,085
States of the U.S. and political subdivisions	153,144	2,703	(416)	155,431
Collateralized debt obligations	3,118	—	(686)	2,432
Other debt securities	1,586	17	(15)	1,588

	$956,693	$26,351	$(6,525)	$976,519

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$4,925	$212	$—	$5,137
Residential mortgage-backed securities:
Agency mortgage-backed securities	688,575	23,878	(3,079)	709,374
Agency collateralized mortgage obligations	71,102	511	(889)	70,724
Non-agency collateralized mortgage obligations	33,950	328	(1,331)	32,947
States of the U.S. and political subdivisions	137,210	1,735	(1,630)	137,315
Collateralized debt obligations	3,132	—	(778)	2,354
Other debt securities	1,587	18	(42)	1,563

	$940,481	$26,682	$(7,749)	$959,414

     The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the CBI acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the first quarter of 2011. As of March 31, 2011 and December 31, 2010, the Corporation did not hold any trading securities.
     Gross gains and gross losses were realized on sales of securities as follows:

	Three Months Ended
	March 31,
	2011	2010
Gross gains	$250	$2,390
Gross losses	(196)	—

	$54	$2,390

     The gross gains for the three months ended March 31, 2010 included a gain of $2,291 relating to the sale of a $6,016 U.S. government agency security and $52,625 of mortgage backed securities. These securities were sold to better position the balance sheet.

     As of March 31, 2011, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$40,445	$40,965	$4,776	$4,806
Due from one to five years	276,916	276,328	20,807	21,623
Due from five to ten years	12,245	12,492	30,542	31,147
Due after ten years	67,172	53,626	106,463	106,823

	396,778	383,411	162,588	164,399
Residential mortgage-backed securities:
Agency mortgage-backed securities	223,764	230,122	696,546	715,757
Agency collateralized mortgage obligations	188,366	188,741	66,623	66,278
Non-agency collateralized mortgage obligations	36	37	30,936	30,085
Equity securities	1,627	1,931	—	—

	$810,571	$804,242	$956,693	$976,519

     Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.
     At March 31, 2011 and December 31, 2010, securities with a carrying value of $659,451 and $651,299, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $631,407 and $676,083 at March 31, 2011 and December 31, 2010, respectively, were pledged as collateral for short-term borrowings.
     Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:
Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$161,718	$(1,072)	$—	$—	$161,718	$(1,072)
Residential mortgage-backed securities:
Agency mortgage-backed securities	14,977	(91)	—	—	14,977	(91)
Agency collateralized mortgage obligations	74,926	(397)	—	—	74,926	(397)
States of the U.S. and political subdivisions	2,304	(5)	—	—	2,304	(5)
Collateralized debt obligations	—	—	6,204	(13,084)	6,204	(13,084)
Other debt securities	—	—	5,768	(1,089)	5,768	(1,089)
Equity securities	28	(2)	648	(59)	676	(61)

	$253,953	$(1,567)	$12,620	$(14,232)	$266,573	$(15,799)

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$117,140	$(688)	$—	$—	$117,140	$(688)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	22,616	(192)	—	—	22,616	(192)
States of the U.S. and political subdivisions	3,322	(26)	—	—	3,322	(26)
Collateralized debt obligations	—	—	5,974	(13,314)	5,974	(13,314)
Other debt securities	4,024	(62)	7,221	(1,682)	11,245	(1,744)
Equity securities	—	—	648	(59)	648	(59)

	$147,102	$(968)	$13,843	$(15,055)	$160,945	$(16,023)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2011
Residential mortgage-backed securities:
Agency mortgage-backed securities	$165,023	$(3,578)	$—	$—	$165,023	$(3,578)
Agency collateralized mortgage obligations	38,006	(802)	—	—	38,006	(802)
Non-agency collateralized mortgage obligations	9,252	(13)	10,245	(1,015)	19,497	(1,028)
States of the U.S. and political subdivisions	27,511	(294)	2,411	(122)	29,922	(416)
Collateralized debt obligations	—	—	2,432	(686)	2,432	(686)
Other debt securities	—	—	1,314	(15)	1,314	(15)

	$239,792	$(4,687)	$16,402	$(1,838)	$256,194	$(6,525)

December 31, 2010
Residential mortgage-backed securities:
Agency mortgage-backed securities	$156,544	$(3,079)	$—	$—	$156,544	$(3,079)
Agency collateralized mortgage obligations	39,074	(889)	—	—	39,074	(889)
Non-agency collateralized mortgage obligations	2,551	(12)	10,739	(1,319)	13,290	(1,331)
States of the U.S. and political subdivisions	47,125	(1,415)	2,319	(215)	49,444	(1,630)
Collateralized debt obligations	—	—	2,354	(778)	2,354	(778)
Other debt securities	—	—	1,288	(42)	1,288	(42)

	$245,294	$(5,395)	$16,700	$(2,354)	$261,994	$(7,749)

     As of March 31, 2011, securities with unrealized losses for less than 12 months include 13 investments in U.S. Treasury and other U.S. government agencies and corporations, 28 investments in residential mortgage-backed securities (16 investments in agency mortgage-backed securities, 9 investments in agency collateralized mortgage obligations (CMOs) and 3 investments in non-agency CMOs), 25 investments in states of the U.S. and political subdivisions and 1 investment in an equity security. Securities with unrealized losses of greater than 12 months include 2 investments in residential mortgage-backed securities (non-agency CMOs), 1 investment in states of the U.S. and political subdivisions, 13 investments in collateralized debt obligations (CDOs), 5 investments in other debt securities and 3 investments in equity securities. The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.
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
     The Corporation performs its OTTI evaluation process in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is temporary or other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. In making these determinations for pooled TPS, the Corporation consults with third-party advisory firms to provide additional valuation assistance.
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
     Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC Topic 325, Investments - Other. All other securities are required to be evaluated under ASC Topic 320, Investments — Debt Securities.
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
     The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and six single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At March 31, 2011, the 13 pooled TPS had an estimated fair value of $8,636 while the single-issuer TPS had an estimated fair value of $11,176. The Corporation has concluded from the analysis performed at March 31, 2011 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.
     The Corporation did not record any impairment losses on securities for the three months ended March 31, 2011. The Corporation recognized net impairment losses on securities of $1,686 for the three months ended March 31, 2010 due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired.
     At March 31, 2011, all 12 of the pooled trust preferred security investments on which OTTI has been recognized are classified as non-performing investments.
     The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	March 31,	December 31,
	2011	2010
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(16,051)
Additions related to credit loss for securities with previously recognized OTTI	—	(2,235)
Additions related to credit loss for securities with initial OTTI	—	(46)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(18,332)

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

     The following table provides information relating to the Corporation’s TPS as of March 31, 2011:

								Actual	Actual	Projected
							Number of	Defaults (as	Deferrals (as	Recovery
		Current				Lowest	Issuers	a percent of	a percent of	Rates on
		Par	Amortized	Fair	Unrealized	Credit	Currently	original	original	Current	Expected
Deal Name	Class	Value	Cost	Value	Loss	Ratings	Performing	collateral)	collateral)	Deferrals (1)	Defaults (2)

Pooled TPS:
P1	C1	$5,500	$2,266	$1,048	$(1,218)	C	43	20%	18%	39%	10%
P2	C1	4,889	2,746	650	(2,096)	C	40	14	20	31	12
P3	C1	5,561	4,218	1,387	(2,831)	C	51	12	6	18	14
P4	C1	3,994	2,852	840	(2,012)	C	53	15	7	37	14
P5	MEZ	483	358	198	(160)	C	16	15	18	43	11
P6	MEZ	1,909	1,087	548	(539)	C	21	17	19	35	9
P7	B3	2,000	726	264	(462)	C	21	29	9	34	10
P8	B1	3,028	2,386	795	(1,591)	C	50	14	22	36	13
P9	C	5,048	756	161	(595)	C	34	14	31	40	14
P10	C	507	461	102	(359)	C	52	13	11	25	13
P11	C	2,010	787	92	(695)	C	43	14	15	25	12
P12	A4L	2,000	645	119	(526)	C	25	16	23	45	12

Total OTTI		36,929	19,288	6,204	(13,084)		449	16	16	35	12

P13 (3)	SNR	2,989	3,118	2,432	(686)	BBB	19	13	14	31	9

Total Not OTTI		2,989	3,118	2,432	(686)		19	13	14	31	9

Total Pooled TPS		$39,918	$22,406	$8,636	$(13,770)		468	16%	16%	35%	12%

Single Issuer TPS:
S1		$2,000	$1,947	$1,512	$(435)	BB+	1
S2		2,000	1,910	1,633	(277)	BBB+	1
S3		2,000	2,000	1,867	(133)	B+	1
S4		4,000	4,082	4,094	12	Baa1	1
S5		1,000	999	756	(243)	BB+	1
S6		1,300	1,329	1,314	(15)	BB+	1

Total Single Issuer TPS		$12,300	$12,267	$11,176	$(1,091)		6

Total TPS		$52,218	$34,673	$19,812	$(14,861)		474

(1)	Some current deferrals and defaults will cure at a 50% rate after five years, while others are expected to exhibit minimal recovery.

(2)	Expected future defaults as a percent of remaining performing collateral. Future deferrals and defaults are generally assumed to have recovery rates of 10% for banks and 15% for insurance companies.

(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. The P13 security had excess subordination as a percent of current collateral of 60.71% as of March 31, 2011.

States of the U.S. and Political Subdivisions
     The Corporation’s municipal bond portfolio of $200,611 as of March 31, 2011 is highly rated with an average rating of AA. Ninety-eight percent of the portfolio is rated A or better. General obligation bonds comprise 100.0% of the portfolio. Geographically, these support the Corporation’s footprint as 77.0% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $924. Finally, this portfolio is supported by underlying insurance as 84.0% of the securities have credit support.
Non-Agency CMOs
     The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, have a book value of $30,936 at March 31, 2011. Paydowns during the first three months of 2011 amounted to $3,013, an annualized paydown rate of 35.5%. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 2.0% to 7.0%. This credit support has grown to a range of 4.0% to 19.9%, due to paydowns and good credit performance through the first half of 2008. Beginning in the second half of 2008, national delinquencies, an early warning sign of potential default, began to accelerate on the collateral pools. The slight upward trend of the rate of delinquencies throughout 2010 continued into the first quarter of 2011. All CMO holdings are current with regards to principal and interest.
     The rating agencies monitor the underlying collateral performance of these non-agency CMOs for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, five of the ten non-agency CMOs have been downgraded with one being downgraded this quarter.
     The Corporation determines its credit related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12 — 18 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio.

     The following table provides information relating to the Corporation’s non-agency CMOs as of March 31, 2011:

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %						%
	Original	Book								%	%	%	Total	%	Credit
Security	Year	Value	S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day	Foreclosure	OREO	Bankruptcy	Delinquency	LTV	Score
1	2003	$3,590	AAA	n/a	2.5	5.6	0.7	0.3	1.0	0.4	0.0	0.2	2.7	52.3	738
2	2003	2,401	AAA	n/a	4.3	16.1	3.3	1.5	4.4	2.8	0.1	1.2	13.2	56.3	711
3	2003	1,727	AAA	n/a	2.0	6.3	1.5	0.0	1.6	1.6	0.0	0.6	5.2	47.7	742
4	2003	1,647	AAA	n/a	2.7	17.6	1.6	0.0	1.2	1.6	0.0	1.0	5.4	50.6	n/a
5	2004	4,005	AAA	Baa2	7.0	19.9	0.8	0.9	3.3	5.8	1.2	0.8	12.9	56.1	690
6	2004	2,859	AA+	n/a	5.3	10.4	0.2	0.0	2.1	2.3	0.0	1.7	6.3	46.9	734
7	2004	1,437	n/a	Aaa	2.5	8.1	2.0	0.0	1.4	3.1	0.0	0.0	6.5	55.7	739
8	2004	2,010	AAA	Baa2	4.4	9.2	1.3	0.7	0.8	2.6	0.5	0.9	6.8	55.4	733
9	2005	6,960	CCC	Caa1	5.1	5.1	6.1	1.8	11.5	5.4	0.2	1.8	26.7	65.6	706
10	2005	4,300	CCC	B3	4.7	4.0	3.7	1.9	4.3	9.5	1.3	1.3	21.9	66.1	727

		$30,936			4.1	9.4								57.5	720

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
     At both March 31, 2011 and December 31, 2010, the Corporation’s FHLB stock totaled $27,428 and $26,564, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC Topic 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.
     The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At December 31, 2010, the FHLB’s capital ratio of 8.3% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:
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
     At March 31, 2011, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.
LOANS
     Following is a summary of loans, net of unearned income:

	March 31,	December 31,
	2011	2010
Commercial	$3,689,667	$3,337,992
Direct installment	1,036,213	1,002,725
Residential mortgages	673,152	622,242
Indirect installment	522,634	514,369
Consumer lines of credit	511,329	493,881
Commercial leases	87,916	79,429
Other	39,041	37,517

	$6,559,952	$6,088,155

     Commercial is comprised of both commercial real estate loans and commercial and industrial loans. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional mortgage loans for non-commercial properties. Indirect installment is comprised of loans written by third parties, primarily automobile loans. Consumer lines of credit includes home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Commercial leases consist of loans for new or used equipment. Other is primarily comprised of mezzanine loans and student loans.
     Unearned income on loans was $40,009 and $42,183 at March 31, 2011 and December 31, 2010, respectively.
     The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial loans in Florida, which totaled $185,148 or 2.8% of total loans as of March 31, 2011 compared to $195,281 or 3.2% of total loans as of December 31, 2010. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $157,835 or 2.4% of total loans as of March 31, 2011 compared to $162,805 or 2.7% of total loans as of December 31, 2010.
     The composition of the Corporation’s commercial loan portfolio in Florida consisted of the following as of March 31, 2011: unimproved residential land (7.7%), unimproved commercial land (18.4%), improved land (3.2%), income producing commercial real estate (50.1%), residential construction (6.1%), commercial construction (11.9%), commercial and industrial (0.9%) and owner-occupied (1.7%). The weighted average loan-to-value ratio for this portfolio was 81.6% as of March 31, 2011.
     The majority of the Corporation’s loan portfolio consists of commercial loans. As of March 31, 2011 and December 31, 2010, commercial real estate loans were $2,317,947 and $2,115,492, or 35.3% and 34.7% of total loans, respectively. As of March 31, 2011, approximately 48.0% of the commercial real estate loans were owner-occupied, while the remaining 52.0% were non-owner-occupied. As of March 31, 2011 and December 31, 2010, the Corporation had commercial construction loans of $216,915 and $202,018, respectively, representing 3.3% of total loans for both periods.
CREDIT QUALITY
     Management monitors the credit quality of the Corporation’s loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.
     Non-performing loans include non-accrual and restructured loans. Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectibility of the remaining principal and interest is reasonably assured. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods.
Following is a summary of non-performing assets:

	March 31,	December 31,
	2011	2010
Non-accrual loans	$108,080	$115,589
Restructured loans	21,577	19,705

Total non-performing loans	129,657	135,294
Other real estate owned (OREO)	38,101	32,702

Total non-performing loans and OREO	167,758	167,996
Non-performing investments	6,204	5,974

Total non-performing assets	$173,962	$173,970

	March 31,	December 31,
	2011	2010
Asset quality ratios:
Non-performing loans as a percent of total loans	1.98%	2.22%
Non-performing loans + OREO as a percent of total loans + OREO	2.54%	2.74%
Non-performing assets as a percent of total assets	1.78%	1.94%
     Following is an age analysis of the Corporation’s past due loans, by class:

		>90 Days Past
	30-89 Days	Due and		Total		Total
	Past Due	Still Accruing	Non-Accrual	Past Due	Current	Loans
March 31, 2011
Commercial	$27,096	$10,685	$98,142	$135,923	$3,553,744	$3,689,667
Direct installment	8,433	2,280	3,536	14,249	1,021,964	1,036,213
Residential mortgages	12,855	2,410	3,644	18,909	654,243	673,152
Indirect installment	3,920	429	684	5,033	517,601	522,634
Consumer lines of credit	1,646	266	990	2,902	508,427	511,329
Commercial leases	1,199	—	1,084	2,283	85,633	87,916
Other	48	9	—	57	38,984	39,041

	$55,197	$16,079	$108,080	$179,356	$6,380,596	$6,559,952

December 31, 2010
Commercial	$17,101	$3,020	$106,724	$126,845	$3,211,147	$3,337,992
Direct installment	8,603	2,496	3,285	14,384	988,341	1,002,725
Residential mortgages	9,127	2,144	3,272	14,543	607,699	622,242
Indirect installment	5,659	394	750	6,803	507,566	514,369
Consumer lines of credit	1,581	571	589	2,740	491,141	493,881
Commercial leases	1,551	9	970	2,530	76,899	79,429
Other	—	—	—	—	37,517	37,517

	$43,622	$8,634	$115,589	$167,845	$5,920,310	$6,088,155

     The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated although the loan performs as agreed

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable
     The use of these internally assigned credit quality categories within the commercial loan portfolio permits management’s use of migration and roll rate analysis to estimate a quantitative portion of credit risk. The Corporation’s internal credit risk grading system is based on past experiences with similarly graded loans and conforms with regulatory categories. In general, loan risk ratings within each category are reviewed on an ongoing basis according to the Corporation’s policy for each class of loans. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan portfolio. Loans that migrate toward the Pass credit category or within the Pass credit category generally have a lower risk of loss and therefore a lower risk factor compared to loans that migrate toward the Substandard or Doubtful credit categories which generally have a higher risk of loss and therefore a higher risk factor applied to those related loan balances.

     Following is a table showing commercial loans by credit quality category:

	Commercial Loan Credit Quality Categories
		Special
	Pass	Mention	Substandard	Doubtful	Total
March 31, 2011
Commercial — PA	$3,197,915	$87,390	$217,206	$2,008	$3,504,519
Commercial — FL	92,213	27,183	65,752	—	185,148
Commercial leases	86,455	377	1,084	—	87,916

	$3,376,583	$114,950	$284,042	$2,008	$3,777,583

December 31, 2010
Commercial — PA	$2,887,682	$80,409	$170,714	$3,906	$3,142,711
Commercial — FL	83,444	38,664	73,173	—	195,281
Commercial leases	77,945	505	979	—	79,429

	$3,049,071	$119,578	$244,866	$3,906	$3,417,421

     The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment activity, as well as other external statistics and factors such as volume, to determine how consumer loans are performing.
     Following is a table showing consumer and other loans by payment activity:

	Consumer Loan Credit Quality by Payment Status
		Non-
	Performing	Performing	Total
March 31, 2011
Direct installment	$1,024,733	$11,480	$1,036,213
Residential mortgages	657,794	15,358	673,152
Indirect installment	521,881	753	522,634
Consumer lines of credit	510,122	1,207	511,329
Other	39,041	—	39,041

December 31, 2010
Direct installment	$991,921	$10,804	$1,002,725
Residential mortgages	608,642	13,600	622,242
Indirect installment	513,619	750	514,369
Consumer lines of credit	493,075	806	493,881
Other	37,517	—	37,517
     Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, the Corporation does not consider loans for impairment unless a sustained period of delinquency (i.e. 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e. negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans, interest on impaired loans, except those classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

     Following is a summary of information pertaining to loans considered to be impaired or restructured, by class of loans:

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
At or For the Three Months Ended March 31, 2011
With no specific allowance recorded:
Commercial	$62,535	$82,344	$—	$66,683	$24
Direct installment	4,671	4,891	—	5,253	4
Residential mortgages	8,941	9,107	—	11,863	50
Indirect installment	754	2,176	—	35,826	—
Consumer lines of credit	990	990	—	35,911	—
Commercial leases	1,084	1,084	—	1,027	—
Other	—	—	—	—	—

With a specific allowance recorded:
Commercial	37,292	39,122	9,965	37,412	10
Direct installment	6,809	6,887	681	6,536	48
Residential mortgages	6,417	6,417	642	5,993	59
Indirect installment	—	—	—	—	—
Consumer lines of credit	217	217	22	217	2
Commercial leases	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	99,827	121,466	9,965	104,095	34
Direct installment	11,480	11,778	681	11,789	52
Residential mortgages	15,358	15,524	642	17,856	109
Indirect installment	754	2,176	—	35,826	—
Consumer lines of credit	1,207	1,207	22	36,128	2
Commercial leases	1,084	1,084	—	1,027	—
Other	—	—	—	—	—

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
At or For the Year Ended December 31, 2010
With no specific allowance recorded:
Commercial	$70,832	$95,725	$—	$81,394	$98
Direct installment	4,542	4,669	—	5,613	77
Residential mortgages	8,032	8,055	—	8,233	260
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	589	604	—	584	—
Commercial leases	979	979	—	749	—
Other	—	—	—	—	—

With a specific allowance recorded:
Commercial	37,532	39,250	10,313	38,070	—
Direct installment	6,262	6,340	626	4,503	275
Residential mortgages	5,568	5,568	557	4,252	246
Indirect installment	—	—	—	—	—
Consumer lines of credit	217	217	22	138	9
Commercial leases	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	108,364	134,975	10,313	119,464	98
Direct installment	10,804	11,009	626	10,116	352
Residential mortgages	13,600	13,623	557	12,485	506
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	806	821	22	722	9
Commercial leases	979	979	—	749	—
Other	—	—	—	—	—
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
     At March 31, 2011 and December 31, 2010, there were $18.7 million and $3.6 million of loans, respectively, that were impaired loans acquired with no associated allowance for loan losses as they were accounted for in accordance with ASC Topic 310-30, Receivables — Loans and Debt Securities Acquired with Deteriorated Credit Quality.
     Following is a summary of changes in the allowance for loan losses:

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$106,120	$104,655
Charge-offs	(7,333)	(7,649)
Recoveries	597	622

Net charge-offs	(6,736)	(7,027)
Provision for loan losses	8,228	11,964

Balance at end of period	$107,612	$109,592

Allowance for loan losses to:
Total loans, net of unearned income	1.64%	1.86%
Non-performing loans	83.00%	69.60%
     Following is a summary of changes in the allowance for loan losses by loan class for the three months ended March 31, 2011:

	Balance at				Balance at
	December 31,				March 31,
	2010	Charge-Offs	Recoveries	Provision	2011
Commercial	$74,606	$(3,289)	$140	$4,951	$76,408
Direct installment	14,941	(2,228)	229	1,825	14,767
Residential mortgages	4,578	(238)	8	166	4,514
Indirect installment	5,941	(933)	138	615	5,761
Consumer lines of credit	4,743	(396)	43	222	4,612
Commercial leases	1,070	(85)	17	252	1,254
Other	241	(164)	22	197	296

	$106,120	$(7,333)	$597	$8,228	$107,612

     Following is a summary of the individual and collective allowance for loan losses and corresponding loan balances by class as of March 31, 2011:

	Allowance		Loans Outstanding
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
	Impairment	Impairment	Loans	Impairment	Impairment
Commercial	$9,965	$66,443	$3,689,667	$118,378	$3,571,289
Direct installment	681	14,086	1,036,213	6,809	1,029,404
Residential mortgages	642	3,872	673,152	6,417	666,735
Indirect installment	—	5,761	522,634	—	522,634
Consumer lines of credit	22	4,590	511,329	217	511,112
Commercial leases	—	1,254	87,916	—	87,916
Other	—	296	39,041	—	39,041

	$11,310	$96,302	$6,559,952	$131,821	$6,428,131

BORROWINGS
     Following is a summary of short-term borrowings:

	March 31,	December 31,
	2011	2010
Securities sold under repurchase agreements	$592,643	$611,902
Subordinated notes	135,877	131,458
Other short-term borrowings	10,000	10,243

	$738,520	$753,603

     Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are borrowings from commercial customers of FNBPA which are generally renewable on a daily basis. Securities are pledged to these customers in an amount equal to the outstanding balance.
     Following is a summary of long-term debt:

	March 31,	December 31,
	2011	2010
Federal Home Loan Bank advances	$117,053	$118,700
Subordinated notes	72,251	72,745
Other subordinated debt	9,222	—
Convertible debt	608	613

	$199,134	$192,058

     The Corporation’s banking affiliate has available credit with the FHLB of $1,931,406 of which $117,053 was used as of March 31, 2011. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 0.99% to 4.79% for the three months ended March 31, 2011 and for the year ended December 31, 2010. During the first three months of 2010, the Corporation prepaid $59,000 of FHLB advances yielding 3.93% and incurred a prepayment penalty of $2,269 that was recorded in other non-interest expense.

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
     The following table provides information relating to the Trusts as of March 31, 2011:

	F.N.B.	F.N.B.	Omega	Sun Bancorp
	Statutory	Statutory	Financial	Statutory
	Trust I	Trust II	Capital Trust I	Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,885	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Optional redemption date	3/31/08	6/15/11	10/18/09	2/22/11
Interest rate	3.55%	7.17%	2.49%	10.20%
	variable;	fixed until	variable;
	LIBOR plus	6/15/11;	LIBOR plus
	325 basis points	then LIBOR plus	219 basis points
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
     The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated as hedging instruments under ASC Topic 815, Derivatives and Hedging. The interest rate swap agreement with the loan customer and with the counterparty are reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.

     At March 31, 2011, the Corporation was party to 158 swaps with customers with notional amounts totaling approximately $545,064, and 158 swaps with derivative counterparties with notional amounts totaling approximately $545,064. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance
	Sheet	March 31,	December 31,
	Location	2011	2010
Interest Rate Products:
Asset derivatives	Other assets	$22,856	$25,631
Liability derivatives	Other liabilities	22,421	25,043
     The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Three Months Ended
	Statement	March 31,
	Location	2011	2010
Interest rate products	Other income	$(153)	$(162)
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
     Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of March 31, 2011, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $21,332. At March 31, 2011, the Corporation has posted collateral with derivative counterparties with a fair value of $12,644, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $8,544 in excess of amounts previously posted as collateral with the respective counterparty.
     The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at March 31, 2011 are not material.

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
     Following is a summary of off-balance sheet credit risk information:

	March 31,	December 31,
	2011	2010
Commitments to extend credit	$1,651,874	$1,550,256
Standby letters of credit	109,939	101,185
     At March 31, 2011, funding of 79.4% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.
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
STOCK INCENTIVE PLANS
Restricted Stock
     The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the three months ended March 31, 2011 and 2010, the Corporation issued 384,372 and 500,707 restricted stock awards with aggregate weighted average grant date fair values of $3,882 and $3,890, respectively, under these Plans. As of March 31, 2011, the Corporation had available up to 2,444,914 shares of common stock to issue under these Plans.
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
     Share-based compensation expense related to restricted stock awards was $940 and $752 for the three months ended March 31, 2011 and 2010, the tax benefit of which was $329 and $263, respectively.
     The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Grant		Grant
	Awards	Price	Awards	Price
Unvested awards outstanding at beginning of period	1,309,489	$8.52	854,440	$10.57
Granted	384,372	10.10	500,707	7.77
Vested	(170,247)	13.63	(94,231)	15.13
Forfeited	(671)	7.71	(24,103)	9.71
Dividend reinvestment	13,913	10.04	15,040	7.91

Unvested awards outstanding at end of period	1,536,856	8.37	1,251,853	9.09

     The total fair value of awards vested was $1,748 and $689 for the three months ended March 31, 2011 and 2010, respectively.
     As of March 31, 2011, there was $7,784 of unrecognized compensation cost related to unvested restricted stock awards including $239 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC Topic 718, Compensation — Stock Compensation, on January 1, 2006. The components of the restricted stock awards as of March 31, 2011 are as follows:

	Service-	Performance-
	Based	Based
	Awards	Awards	Total
Unvested awards	558,674	978,182	1,536,856
Unrecognized compensation expense	$2,676	$5,108	$7,784
Intrinsic value	$5,888	$10,310	$16,198
Weighted average remaining life (in years)	2.39	2.89	2.71
Stock Options
     The Corporation did not grant stock options during the three months ended March 31, 2011 or 2010. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 8,389 for the three months ended March 31, 2011. No stock options were exercised during the three months ended March 31, 2010.

The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2011		2010
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Options outstanding at beginning of period	770,610	$14.28	968,090	$13.67
Exercised	(8,389)	2.68	—	—
Forfeited	(120,207)	11.65	(142,491)	11.45

Options outstanding and exercisable at end of period	642,014	14.93	825,599	14.05

     The intrinsic value of outstanding and exercisable stock options at March 31, 2011 was $(2,923), since the fair value of the stock subject to the options was less than the exercise price.
Warrants
     In conjunction with its participation in the U.S. Department of the Treasury (UST) Capital Purchase Program (CPP), the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant has been reduced in half to 651,042 shares as of June 16, 2009, the date the Corporation completed a public offering. The warrant, which expires in 2019, has an exercise price of $11.52 per share.
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

     The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended
	March 31,
	2011	2010
Service cost	$7	$888
Interest cost	1,699	1,768
Expected return on plan assets	(1,891)	(1,872)
Amortization:
Unrecognized net transition asset	(23)	(23)
Unrecognized prior service cost (credit)	2	(299)
Unrecognized loss	294	696

Net periodic pension benefit cost	$88	$1,158

     The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matched 50 percent of an eligible employee’s contribution on the first 6 percent that the employee deferred through December 31, 2010. Beginning in 2011, the Corporation matches 100% of the first four percent that the employee defers. Employees are eligible to participate upon their first day of employment or having attained age 21, whichever is later. Beginning with 2007, in light of the change to the RIP benefit, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. Beginning in 2011, substantially all employees will receive an automatic contribution of three percent of compensation at the end of the year. The Corporation’s contribution expense was $2,142 and $1,274 for the three months ended March 31, 2011 and 2010, respectively.
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
     The net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31,
	2011	2010
Interest cost	$14	$17
Amortization of unrecognized loss	1	—

Net periodic postretirement benefit cost	$15	$17

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
     At March 31, 2011, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at March 31, 2011 based on the level of historical taxable income and taxes paid in available carry-back periods.
COMPREHENSIVE INCOME
     The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income	$17,175	$15,980
Other comprehensive income:
Unrealized (losses) gains on securities:
Arising during the period, net of tax (benefit) expense of $(48) and $477	(89)	886
Less: reclassification adjustment for gains included in net income, net of tax expense of $19 and $246	(35)	(457)
Pension and postretirement amortization, net of tax expense of $96 and $131	177	243

Other comprehensive income	53	672

Comprehensive income	$17,228	$16,652

     The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows:

March 31	2011	2010
Non-credit related loss on debt securities not expected to be sold	$(8,505)	$(10,099)
Unrealized net gain (loss) on other available for sale securities	4,494	3,508
Unrecognized pension and postretirement obligations	(29,668)	(23,370)

Accumulated other comprehensive loss	$(33,679)	$(29,961)

EARNINGS PER SHARE
     Basic earnings per share is calculated by dividing net income by the weighted average number of shares of common stock outstanding net of unvested shares of restricted stock.
     Diluted earnings per share is calculated by dividing net income adjusted for interest expense on convertible debt by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, warrants, restricted shares and convertible debt, as calculated using the treasury stock method. Adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.
     The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2011	2010
Net income — basic earnings per share	$17,175	$15,980
Interest expense on convertible debt	5	5

Net income after assumed conversion – diluted earnings per share	$17,180	$15,985

Basic weighted average common shares outstanding	120,193,233	113,750,330
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	759,740	314,234

Diluted weighted average common shares outstanding	120,952,973	114,064,564

Basic earnings per share	$0.14	$0.14

Diluted earnings per share	$0.14	$0.14

     For the three months ended March 31, 2011 and 2010, 377,153 and 1,091,477 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.
CASH FLOW INFORMATION
     Following is a summary of supplemental cash flow information:

Three Months Ended March 31	2011	2010
Interest paid on deposits and other borrowings	$19,809	$25,047
Income taxes paid	—	850
Transfers of loans to other real estate owned	13,054	3,647
Financing of other real estate owned sold	84	411

BUSINESS SEGMENTS
     The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.
•	The Community Banking segment provides services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.
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

At or for the Three Months	Community	Wealth		Consumer	Parent and
Ended March 31, 2011	Banking	Management	Insurance	Finance	Other	Consolidated
Interest income	$87,783	$3	$33	$8,070	$1,482	$97,371
Interest expense	16,394	—	—	1,117	2,577	20,088
Net interest income	71,389	3	33	6,953	(1,095)	77,283
Provision for loan losses	6,836	—	—	1,328	64	8,228
Non-interest income	20,081	5,938	3,558	522	(1,667)	28,432
Non-interest expense	60,057	4,933	3,291	4,324	156	72,761
Intangible amortization	1,606	84	106	—	—	1,796
Income tax expense (benefit)	5,836	333	70	683	(1,167)	5,755
Net income (loss)	17,135	591	124	1,140	(1,815)	17,175
Total assets	9,553,213	19,518	18,718	168,643	(4,811)	9,755,281
Total intangibles	576,112	11,883	11,671	1,809	—	601,475

At or for the Three Months Ended March 30, 2010
Interest income	$83,464	$3	$55	$8,002	$1,022	$92,546
Interest expense	20,477	—	—	1,257	2,407	24,141
Net interest income	62,987	3	55	6,745	(1,385)	68,405
Provision for loan losses	10,507	—	—	1,320	137	11,964
Non-interest income	22,648	4,985	3,683	574	(1,615)	30,275
Non-interest expense	52,665	3,989	2,937	4,038	127	63,756
Intangible amortization	1,492	88	107	—	—	1,687
Income tax expense (benefit)	5,232	327	246	709	(1,221)	5,293
Net income (loss)	15,739	584	448	1,252	(2,043)	15,980
Total assets	8,606,581	20,100	20,388	163,545	(11,080)	8,799,534
Total intangibles	540,038	12,230	12,098	1,809	—	566,175

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
     Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:
Securities Available For Sale
     Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2011, approximately 97.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 2.1% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.
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
     Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.
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
     The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2011
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$319,878	$—	$319,878
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	230,122	—	230,122
Agency collateralized mortgage obligations	—	188,741	—	188,741
Non-agency collateralized mortgage obligations	—	37	—	37
States of the U.S. and political subdivisions	—	47,467	—	47,467
Collateralized debt obligations	—	—	6,204	6,204
Other debt securities	—	—	9,862	9,862

	—	786,245	16,066	802,311

Available for sale equity securities:
Financial services industry	425	1,006	466	1,897
Insurance services industry	34	—	—	34

	459	1,006	466	1,931

	459	787,251	16,532	804,242
Derivative financial instruments	—	22,856	—	22,856

	$459	$810,107	$16,532	$827,098

Liabilities measured at fair value:
Derivative financial instruments	—	$22,421	—	$22,421

	—	$22,421	—	$22,421

	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$300,568	$—	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	211,507	—	211,507
Agency collateralized mortgage obligations	—	147,866	—	147,866
Non-agency collateralized mortgage obligations	—	38	—	38
States of the U.S. and political subdivisions	—	58,738	—	58,738
Collateralized debt obligations	—	—	5,974	5,974
Other debt securities	—	—	11,245	11,245

	—	718,717	17,219	735,936

Available for sale equity securities:
Financial services industry	470	1,313	375	2,158
Insurance services industry	31	—	—	31

	501	1,313	375	2,189

	501	720,030	17,594	738,125
Derivative financial instruments	—	25,631	—	25,631

	$501	$745,661	$17,594	$763,756

Liabilities measured at fair value:
Derivative financial instruments	—	$25,043	—	$25,043

	—	$25,043	—	$25,043

     The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Collateralized	Other
	Debt	Debt	Equity
	Obligations	Securities	Securities	Total
Three Months Ended March 31, 2011
Balance at beginning of period	$5,974	$11,245	$375	$17,594
Total gains (losses) — realized/unrealized:
Included in earnings	—	(48)	—	(48)
Included in other comprehensive income	230	665	91	986
Redemptions	—	(2,000)	—	(2,000)
Transfers in and/or (out) of Level 3	—	—	—

Balance at end of period	$6,204	$9,862	$466	$16,532

	Collateralized	Other
	Debt	Debt	Equity
	Obligations	Securities	Securities	Total
Twelve Months Ended December 31, 2010
Balance at beginning of period	$4,824	$10,430	$333	$15,587
Total gains (losses) — realized/unrealized:
Included in earnings	(2,281)	—	—	(2,281)
Included in other comprehensive income	3,431	815	42	4,288
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of period	$5,974	$11,245	$375	$17,594

     The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.
     The amount of total losses included in earnings for the three months ended March 31, 2011 and 2010 and for the year 2010 attributable to the change in unrealized gains or losses relating to assets still held as of those dates was $0, $1,686 and $2,281, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.
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

	Level 1	Level 2	Level 3	Total
March 31, 2011
Impaired loans	—	$1,399	$7,247	$8,646
Other real estate owned	—	300	9,873	10,173

December 31, 2010
Impaired loans	—	1,157	26,082	27,239
Other real estate owned	—	18,429	12,337	30,766
     Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2011 had a carrying amount of $11,829 and an allocated allowance for loan losses of $4,117 at March 31, 2011. The allocated allowance is based on fair value of $8,646 less estimated costs to sell of $934. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $4,016 which was included in the provision for loan losses for the three months ended March 31, 2011.
     OREO with a carrying amount of $11,609 was written down to $8,888 (fair value of $10,173 less estimated costs to sell of $1,285), resulting in a loss of $2,721, which was included in earnings for the three months ended March 31, 2011.

Fair Value of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each financial instrument:
Cash and Cash Equivalents, Accrued Interest Receivable and Accrued Interest Payable. For these short-term instruments, the carrying amount is a reasonable estimate of fair value.
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
Deposits. The estimated fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date because of the customers’ ability to withdraw funds immediately. The fair value of fixed-maturity deposits is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities.
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
Nature of Estimates. Many of the estimates presented herein are based upon the use of highly subjective information and assumptions and, accordingly, the results may not be precise. Management believes that fair value estimates may not be comparable to other financial institutions due to the wide range of permitted valuation techniques and numerous estimates which must be made. Further, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

     The estimated fair values of the Corporation’s financial instruments are as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
Financial Assets
Cash and cash equivalents	$289,908	$289,908	$131,571	$131,571
Securities available for sale	804,242	804,242	738,125	738,125
Securities held to maturity	956,693	976,519	940,481	959,414
Net loans, including loans held for sale	6,458,594	6,511,320	5,994,735	6,035,129
Bank owned life insurance	208,720	208,720	208,051	208,051
Accrued interest receivable	28,010	28,010	25,345	25,345

Financial Liabilities
Deposits	7,390,311	7,418,936	6,646,143	6,677,301
Short-term borrowings	738,520	738,520	753,603	754,211
Long-term debt	199,134	203,046	192,058	197,397
Junior subordinated debt	203,927	150,620	204,036	141,061
Accrued interest payable	7,144	7,144	6,866	6,866

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month period ended March 31, 2011. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto. The Corporation’s results of operations for the three months ended March 31, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.
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
CRITICAL ACCOUNTING POLICIES
     A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2010 Annual Report on Form 10-K under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2010.
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
RESULTS OF OPERATIONS
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010
     Net income for the three months ended March 31, 2011 was $17.2 million or $0.14 per diluted share, compared to net income for the three months ended March 31, 2010 of $16.0 million or $0.14 per diluted share. For the three months ended March 31, 2011, the Corporation’s return on average equity was 6.17% and its return on average assets was 0.72%, compared to 6.19% and 0.74%, respectively, for the three months ended March 31, 2010.

     In addition to evaluating its results of operations in accordance with GAAP, the Corporation routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity and return on average tangible assets. The Corporation believes these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s operating performance and trends, and facilitates comparisons with the performance of the Corporation’s peers. The non-GAAP financial measures used by the Corporation may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations. The following tables summarize the Corporation’s non-GAAP financial measures for the quarterly periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended
	March 31,
	2011	2010
Return on average tangible equity:
Net income (annualized)	$69,653	$64,810
Amortization of intangibles, net of tax (annualized)	4,734	4,447

	$74,387	$69,257

Average total stockholders’ equity	$1,129,622	$1,047,094
Less: Average intangibles	(595,436)	(566,983)

	$534,186	$480,111

Return on average tangible equity	13.93%	14.43%

Return on average tangible assets:
Net income (annualized)	$69,653	$64,810
Amortization of intangibles, net of tax (annualized)	4,734	4,447

	$74,387	$69,257

Average total assets	$9,695,015	$8,745,138
Less: Average intangibles	(595,436)	(566,983)

	$9,099,579	$8,178,155

Return on average tangible assets	0.82%	0.85%

     The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2011			2010
		Interest			Interest
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$137,281	$81	0.24%	$189,474	$97	0.20%
Taxable investment securities (1)	1,525,483	10,620	2.73	1,284,554	11,253	3.45
Non-taxable investment securities (2)	206,231	2,968	5.76	197,784	2,877	5.82
Loans (2) (3)	6,540,217	85,667	5.30	5,889,694	79,957	5.50

Total interest earning assets (2)	8,409,212	99,336	4.77	7,561,506	94,184	5.03

Cash and due from banks	142,557			143,492
Allowance for loan losses	(108,259)			(108,256)
Premises and equipment	127,307			117,337
Other assets	1,124,198			1,031,059

	$9,695,015			$8,745,138

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,783,693	2,681	0.39	$2,374,764	2,948	0.50
Savings	970,245	478	0.20	842,291	413	0.20
Certificates and other time	2,340,149	11,436	1.98	2,218,933	14,193	2.59
Customer repurchase agreements	645,928	919	0.57	596,680	1,188	0.80
Other short-term borrowings	143,531	914	2.55	132,737	943	2.84
Long-term debt	199,047	1,628	3.22	262,920	2,546	3.93
Junior subordinated debt	203,961	2,032	4.04	204,625	1,910	3.79

Total interest bearing liabilities (2)	7,286,554	20,088	1.12	6,632,950	24,141	1.47

Non-interest bearing demand	1,176,031			969,926
Other liabilities	102,808			95,168

	8,565,393			7,698,044
Stockholders’ equity	1,129,622			1,047,094

	$9,695,015			$8,745,138

Excess of interest earning assets over interest bearing liabilities	$1,122,658			$928,556

Fully tax-equivalent net interest income		79,248			70,043
Tax-equivalent adjustment		1,965			(1,638)

Net interest income		$77,283			$68,405

Net interest spread			3.66%			3.56%

Net interest margin (2)			3.81%			3.74%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income
     Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended March 31, 2011, net interest income, which comprised 73.1% of net revenue (net interest income plus non-interest income) compared to 69.3% for the same period in 2010, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.
     Net interest income, on an FTE basis, increased $9.2 million or 13.1% from $70.0 million for the three months ended March 31, 2010 to $79.2 million for the same period of 2011. Average earning assets increased $847.7 million or 11.2% and average interest bearing liabilities increased $653.6 million or 9.9% from the three months ended March 31, 2010 due to organic growth in investments, loans, deposits and customer repurchase agreements combined with the acquisition of CBI. The Corporation’s net interest margin increased from 3.74% for the first quarter of 2010 to 3.81% for the first quarter of 2011 as deposit rates declined faster than loan yields along with an improved funding mix with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.
     The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(33)	$17	$(16)
Securities	1,709	(2,251)	(542)
Loans	7,675	(1,965)	5,710

	9,351	(4,199)	5,152

Interest Expense
Deposits:
Interest bearing demand	348	(615)	(267)
Savings	68	(3)	65
Certificates and other time	755	(3,512)	(2,757)
Customer repurchase agreements	92	(361)	(269)
Other short-term borrowings	73	(102)	(29)
Long-term debt	(560)	(358)	(918)
Junior subordinated debt	(6)	128	122

	770	(4,823)	(4,053)

Net Change	$8,581	$624	$9,205

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
     Interest income, on an FTE basis, of $99.3 million for the first quarter of 2011 increased by $5.2 million or 5.5% from the same period of 2010 primarily due to increased earning assets resulting from a combination of organic growth and the CBI acquisition, partially offset by lower yields. Average earning assets of $8.4 billion for the first quarter of 2011 grew $847.7 million or 11.2% from the same period of 2010 primarily due to organic growth in investments and loans combined with the acquisition of CBI. The yield on earning assets decreased 26 basis points from the three months ended March 31, 2010 to 4.77% for the three months ended March 31, 2011, reflecting the decreases in market interest rates.

     Interest expense of $20.1 million for the three months ended March 31, 2011 decreased $4.1 million or 16.8% from the same period of 2010 due to lower rates paid partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of CBI . The rate paid on interest bearing liabilities decreased 35 basis points to 1.12% during the first quarter of 2011 compared to the first quarter of 2010, reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $653.6 million or 9.9% to average $7.3 billion for the first quarter of 2011. This growth was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $913.5 million or 13.0% for the first quarter of 2011, compared to the same period of 2010, driven by success with ongoing marketing campaigns designed to attract new customers combined with customer preferences to keep funds in banks due to uncertainties in the market and the acquisition of CBI. This growth was partially offset by a $63.9 million or 24.3% reduction in long-term debt associated with the pre-payment and maturities of certain higher cost borrowings during the first quarter of 2010.
Provision for Loan Losses
     The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.
     The provision for loan losses of $8.2 million during the first quarter of 2011 decreased $3.7 million from the same period in 2010. During the first quarter of 2011, net charge-offs decreased $0.3 million from the same period of 2010 as the Corporation recognized lower net charge-offs in its Pennsylvania portfolio, which decreased $0.5 million compared to the first quarter of 2011. The allowance for loan losses increased $2.0 million to $107.6 million at March 31, 2011 from March 31, 2010. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $8.2 million provision for loan losses for the first quarter of 2011 was comprised of $1.6 million relating to FNBPA’s Florida region, $1.3 million relating to Regency and $5.3 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first quarter of 2011, net charge-offs were $6.7 million or 0.42% (annualized) of average loans compared to $7.0 million or 0.48% (annualized) of average loans for the same period in 2010. The net charge-offs for the first quarter of 2011 were comprised of $1.1 million or 2.45% (annualized) of average loans relating to FNBPA’s Florida region, $1.5 million or 3.90% (annualized) of average loans relating to Regency and $4.1 million or 0.27% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.
Non-Interest Income
     Total non-interest income of $28.4 million for the first quarter of 2011 decreased $1.8 million or 6.1% from the same period of 2010. Increases in service charges, securities commissions and fees, trust income, gain on sale of loans and income from BOLI combined with lower OTTI charges were more than offset by decreases in insurance commissions and fees, gain on sale of securities and other non-interest income. The variances in these non-interest income items are further explained in the following paragraphs.
     There were no net impairment losses on securities for the three months ended March 31, 2011, compared to losses of $1.7 million from the same period of 2010.
     Service charges on loans and deposits of $14.3 million for the first quarter of 2011 increased $0.6 million or 4.5% from the same period of 2010, reflecting increases of $0.7 million in income from interchange fees and $0.3 million in other service charges. These increases were partially offset by a decrease of $0.4 million in overdraft fees resulting from changes in the pattern of consumer behavior and the implementation of Regulation E, which was effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010.
     Insurance commissions and fees of $4.1 million for the three months ended March 31, 2011 decreased by $0.2 million or 4.1% from the same period of 2010 primarily as a result of lower contingent and commission revenues.
     Securities commissions of $2.0 million for the first quarter of 2011 increased by $0.4 million or 26.7% from the same period of 2010 primarily due to higher revenue generated from financial consultant activity.

     Trust fees of $3.7 million for the first quarter of 2011 increased by $0.6 million or 17.5% from the same period of 2010 due to the effect of improved market conditions on assets under management compared to 2010. Assets under management increased by $129.2 million or 5.7% to $2.4 billion over this same period.
     Gain on sale of securities of $0.1 million for the first quarter of 2011 decreased $2.3 million or 97.7% from the same period of 2010 primarily as a result of the Corporation selling a $6.0 million U.S. government agency security and $53.8 million of mortgage-backed securities during the first quarter of 2010 to better position the balance sheet.
     Gain on the sale of residential mortgage loans of $0.8 million for the first quarter of 2011 increased from $0.6 million for the same period of 2010. For the first quarter of 2011, the Corporation sold $42.6 million of residential mortgage loans compared to $37.5 million for the same period of 2010 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.
     Income from BOLI of $1.2 million for the three months ended March 31, 2011 increased by $0.2 million or 15.7% from the same period of 2010.
     Other income of $2.2 million for the first quarter of 2011 decreased $3.0 million or 57.2% from the same period of 2010. The primary item contributing to this decrease was $3.5 million less in recoveries on impaired loans acquired in previous acquisitions. Partially offsetting this decrease was an increase of $0.6 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.
Non-Interest Expense
     Total non-interest expense of $74.6 million for the first quarter of 2011 increased $9.1 million or 13.9% from the same period of 2010. This increase was primarily attributable to increases in salaries and employee benefits, combined net occupancy and equipment, amortization of intangibles, Federal Deposit Insurance Corporation (FDIC) insurance and merger-related expenses partially offset by decreases in outside services and other non-interest expense. These variances in non-interest expense items are further explained in the following paragraphs.
     Salaries and employee benefits of $38.4 million for the three months ended March 31, 2011 increased $5.3 million or 15.9% from the same period of 2010. This increase was primarily attributable to higher salary expense due to the CBI acquisition, merit increases and more full-time employees in 2011 combined with higher deferred compensation and restricted stock expense.
     Combined net occupancy and equipment expense of $10.4 million for the first quarter of 2011 increased $0.3 million or 3.1% from the same period of 2010.
     Amortization of intangibles expense of $1.8 million for the first quarter of 2011 increased $0.1 million or 6.5% from the same period of 2010 due to higher intangible balances due to the CBI acquisition.
     Outside services expense of $5.2 million for the three months ended March 31, 2011 decreased $0.3 million or 5.8% from the same period of 2010, primarily resulting from decreases in legal, consulting and courier expenses, partially offset by an increase in fees associated with ATM services.
     FDIC insurance of $2.7 million for the first quarter of 2011 increased $0.1 million or 3.7% from the same period of 2010 due to the deposits acquired in the CBI acquisition.
     The Corporation recorded $4.1 million in merger-related costs associated with the CBI acquisition during the first quarter of 2011. No merger-related costs were recorded during the same period of 2010.
     Other non-interest expense decreased to $11.9 million for the first quarter of 2011 from $12.4 million for the first quarter of 2010. During the first quarter of 2010, the Corporation recorded charges of $2.3 million associated with the prepayment of certain higher cost borrowings to better position the balance sheet. During the first quarter of 2011, increased other expenses included higher supplies, loan related and OREO expenses totaling $1.1 million.

Income Taxes
     The Corporation’s income tax expense of $5.8 million for the first quarter of 2011 increased $0.5 million or 8.7% from the same period of 2010. The effective tax rate of 25.10% for the first quarter of 2011 increased from 24.88% for the same period of 2010 primarily due to higher taxable income for the first quarter of 2011. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt instruments and excludable dividend income.
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
     FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the 238 banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short-term and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.
     The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at March 31, 2011 was $76.4 million, down from $91.6 million at December 31, 2010 due to certain intercompany transactions being executed during the second quarter instead of the first quarter, as originally planned. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 1.9x on March 31, 2011 and 2.0x on December 31, 2010 versus a policy guideline of >= 1.0x. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 9.8 months on March 31, 2011 and 12 months on December 31, 2010 versus a policy guideline of >= 3 months. The parent also may draw on an approved line of credit with a major domestic bank. This unused line was $15.0 million as of March 31, 2011 and December 31, 2010. Regency also has a $25.0 million committed line of credit with a major domestic bank. As of March 31, 2011 and December 31, 2010, $10.0 million was outstanding. In addition, the Corporation also issues subordinated notes through Regency on a regular basis. Subordinated notes increased $3.9 million or 1.9% during the first three months of 2011 to $208.1 million at March 31, 2011.
     The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and customer repurchase agreements. As a result, the Corporation is less reliant on capital markets funding as witnessed by its ratio of total deposits and customer repurchase agreements to total assets of 81.8% and 81.0% as of March 31, 2011 and December 31, 2010, respectively. Over this time period, organic growth in average deposits and customer repurchase agreements was $55.1 million or 4.3% annualized which funded organic average loan growth of $81.6 million or 5.5% annualized. The deposit growth was net of a continued managed decline in higher-cost time deposits given the Corporation’s overall liquidity position. FNBPA had unused wholesale credit availability of $3.0 billion or 31.5% of bank assets at March 31, 2011 and $2.9 billion or 33.1% of bank assets at December 31, 2010. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 6.4% and 4.6% of bank assets as of March 31, 2011 and December 31, 2010, respectively. FNBPA also offers an offshore, non-collateralized, interest-bearing savings account. This account has reduced the security pledging requirements of FNBPA as customers move from repurchase agreements to this account. Consequently, the lower pledging requirements will result in a higher level of unpledged government and agency securities available for contingency funding needs. The account balance was $105.0 million and $30.4 million as of March 31, 2011 and December 31, 2010, respectively.
     Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of March 31, 2011 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets of 1.8% and (1.1)% as of March 31, 2011 and December 31, 2010, respectively, compares to an internal guideline of between (5.0)% and 5.0%.

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Assets
Loans	$151,654	$329,375	$417,279	$756,178	$1,654,486
Investments	167,318	107,549	154,510	223,888	653,265

	318,972	436,924	571,789	980,066	2,307,751

Liabilities
Non-maturity deposits	46,885	93,769	140,654	231,308	562,616
Time deposits	176,981	253,466	363,088	582,831	1,376,366
Borrowings	25,441	32,556	47,470	92,007	197,474

	249,307	379,791	551,212	956,146	2,136,456

Period Gap (Assets — Liabilities)	$69,665	$57,133	$20,577	$23,920	$171,295

Cumulative Gap	$69,665	$126,798	$147,375	$171,295

Cumulative Gap to Total Assets	0.7%	1.3%	1.5%	1.8%

     In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of the Corporation’s liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.
MARKET RISK
     Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Securities footnote discusses impairment charges the Corporation has taken on its investment portfolio during 2010 relating to the pooled TPS. The Securities footnote also discusses the ongoing process management utilizes to determine whether impairment exists.
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
     The following repricing gap analysis (in thousands) as of March 31, 2011 compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within	2-3	4-6	7-12	Total
	1 Month	Months	Months	Months	1 Year
Interest Earning Assets (IEA)
Loans	$2,153,682	$521,702	$377,339	$612,137	$3,664,860
Investments	179,723	121,652	211,738	279,659	792,772

	2,333,405	643,354	589,077	891,796	4,457,632

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,877,550	—	—	—	1,877,550
Time deposits	190,833	254,248	362,723	581,873	1,389,677
Borrowings	656,563	30,296	11,829	20,726	719,414

	2,724,946	284,544	374,552	602,599	3,986,641

Period Gap	$(391,541)	$358,810	$214,525	$289,197	$470,991

Cumulative Gap	$(391,541)	$(32,731)	$181,794	$470,991

IEA/IBL (Cumulative)	0.86	0.99	1.05	1.12

Cumulative Gap to IEA	(4.6)%	(0.4)%	2.1%	5.6%

     The cumulative twelve-month IEA to IBL ratio changed to 1.12 for March 31, 2011 from 1.13 for December 31, 2010.
     The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.
     The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2011.
     The Corporation recently completed a core deposit study in which a statistical analysis of the behavior of these funds was conducted using data over nearly six years. The study provided historical behaviors of pricing elasticity, in terms of both rate change magnitude (beta) and the time lag in response to a change in market rates, for various core deposit categories. The study also provided estimates of the average lives of these categories. The ALCO reviewed the study extensively and made changes to its modeling assumptions for the betas, lags and average lives of deposits and repurchase agreements. In all cases, the revised assumptions were more conservative than those values indicated by the historical study. That is, while rate lag and life assumptions were increased, they were still less than those implied by the study. The beta assumptions, in aggregate, were largely unchanged from prior quarter and were more than those implied by the study.
     The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates. The March 31, 2011 metrics were presented both using the old core deposit assumptions and well as the new assumptions. The Corporation’s position did become slightly asset-sensitive, excluding any assumption changes, due to an increase in short-term repricing assets (see discussion below). The new assumptions added additional asset-sensitivity as the core deposits are being modeled to be more “sticky” in terms of both rate changes and balance runoff.

	March 31,	March 31,
	2011	2011
	New	Prior	December 31,	ALCO
	Assumptions	Assumptions	2010	Guidelines
Net interest income change (12 months):
+ 300 basis points	2.5%	0.5%	0.1%	+/-5.0%
+ 200 basis points	1.6%	0.2%	0.0%	+/-5.0%
+ 100 basis points	0.7%	0.0%	(0.1)%	+/-5.0%
- 100 basis points	0.4%	0.8%	0.2%	+/-5.0%

Economic value of equity:
+ 300 basis points	(1.6)%	(7.5)%	(8.5)%	—
+ 200 basis points	(0.6)%	(4.7)%	(5.2)%	—
+ 100 basis points	0.0%	(2.1)%	(2.2)%	—
- 100 basis points	(4.2)%	(1.9)%	1.4%	—
     The Corporation’s strategy is to manage to a relatively neutral interest rate risk position. In the short term, rising rates have a modest positive effect on net interest income. The Corporation has maintained a relatively stable net interest margin over the last five years despite market rate volatility.
     During the first three months of 2011, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. The average life of the certificates of deposit portfolio increased to 16.1 months as of March 31, 2011 from 14.6 months as of December 31, 2010. This was due to the CBI acquisition and also due to the fact that new volumes of certificates of deposit in the first quarter had an average original term of 19 months. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 58.4% of total loans as of December 31, 2010 to 58.6% of total loans as of March 31, 2011. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The duration of the investment portfolio is relatively low at 2.5 years at both March 31, 2011 and December 31, 2010. The investment portfolio is expected to generate approximately $397.0 million in cash flow over the remainder of 2011. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $70 million in notional swap principal originated during the first three months of 2011 contributed to the increase in adjustable loans and has brought the total to $545 million under this program. For additional information regarding interest rate swaps, see the Derivative Instruments footnote.
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
     The Corporation supports its risk management process through a governance structure involving its Board of Directors and senior management. The Corporation’s Risk Committee, which is comprised of various members of the Board of Directors, oversees management execution of business decisions within the Corporation’s desired risk profile. The Risk Committee has the following key roles:
•	assist management with the identification, assessment and evaluation of the types of risk to which the Corporation is exposed;

•	monitor the effectiveness of risk functions throughout the Corporation’s business and operations; and

•	assist management with identifying and implementing risk management best practices, as appropriate, and review strategies, policies and procedures that are designed to identify and mitigate risks to the Corporation.
     FNBPA has a Risk Management Committee comprised of senior management to provide day-to-day oversight to specific areas of risk with respect to the level of risk and risk management structure. FNBPA’s Risk Management Committee reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise risk profile of the Corporation and other relevant risk management issues.
     The Corporation’s audit function performs an independent assessment of the internal control environment. Moreover, the Corporation’s audit function plays a critical role in risk management, testing the operation of internal control systems and reporting findings to management and to the Corporation’s Audit Committee. Both the Corporation’s Risk Committee and FNBPA’s Risk Management Committee regularly assess the Corporation’s enterprise-wide risk profile and provide guidance to senior management on actions needed to address key risk issues.
DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS
     Following is a summary of deposits and customer repurchase agreements (in thousands):

	March 31,
	2011	December 31, 2010
Non-interest bearing	$1,223,720	$1,093,230
Savings and NOW	3,831,735	3,423,844
Certificates of deposit and other time deposits	2,334,856	2,129,069

Total deposits	7,390,311	6,646,143
Customer repurchase agreements	592,643	611,902

Total deposits and customer repurchase agreements	$7,982,954	$7,258,045

     Total deposits and customer repurchase agreements increased by $724.9 million or 10.0% to $8.0 billion at March 31, 2011 compared to December 31, 2010, primarily as a result of the CBI acquisition combined with organic growth in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts) and customer repurchase agreements. The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking.

NON-PERFORMING ASSETS
     Non-performing assets, which is comprised of non-performing loans and OREO, were $167.8 million at March 31, 2011, a slight decrease from $168.0 million at December 31, 2010. The composition of non-performing loans and OREO changed during the first three months of 2011 as non-accrual loans decreased $7.5 million while restructured loans and OREO increased $1.9 million and $5.4 million, respectively. The decrease in non-accrual loans was driven by an $8.5 million decrease in non-performing loans in the Corporation’s Florida portfolio, partially offset by a $0.8 million increase in non-performing loans in the Corporation’s Pennsylvania portfolio. The increase in restructured loans was primarily the result of an increase of $1.5 million relating to the Corporation’s Pennsylvania portfolio from modifying residential loans to help homeowners retain their residences. Additionally, OREO associated with the Corporation’s Florida portfolio increased $3.6 million primarily the result of one property transferring to OREO, partially offset by the sale of a $3.4 million property that had been in OREO for a slight gain.
     The following tables provide additional information relating to non-performing loans for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
March 31, 2011
Non-performing loans	$74,292	$46,701	$8,664	$129,657
Other real estate owned (OREO)	12,044	24,502	1,555	38,101
Total past due loans	117,952	55,204	6,200	179,356
Non-performing loans/total loans	1.19%	25.22%	5.49%	1.98%
Non-performing loans + OREO/ total loans + OREO	1.39%	33.96%	6.41%	2.54%

December 31, 2010
Non-performing loans	$71,961	$55,222	$8,111	$135,294
Other real estate owned (OREO)	10,520	20,860	1,322	32,702
Total past due loans	103,255	57,721	6,869	167,845
Non-performing loans/total loans	1.26%	28.28%	4.98%	2.22%
Non-performing loans + OREO/ total loans + OREO	1.44%	35.20%	5.75%	2.74%
     FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.
ALLOWANCE FOR LOAN LOSSES
     The allowance for loan losses at March 31, 2011 increased $1.5 million or 1.4% from December 31, 2010 as the provision for loan losses during the three months ended March 31, 2011 of $8.2 million exceeded net charge-offs of $6.7 million. The increased lending activity in the Corporation’s Pennsylvania portfolio resulted in a $1.2 million increase in the allowance for loan losses for this portfolio over this same time period. Meanwhile, the duration of the slow economic environment in the Corporation’s Florida portfolio continues to be a challenge as the allowance for loan losses for the Florida portfolio was $17.9 million or 9.69% of total loans in that portfolio at March 31, 2011 compared to $17.5 million or 8.95% of that portfolio at December 31, 2010. Based on data collected from reappraisals during 2010 on certain properties in the Florida portfolio, along with Florida market data, the information suggests that Florida land valuations have not yet fully stabilized. The allowance for the Florida land-related portfolio at March 31, 2011 was $8.5 million or 15.72% of the land-related portfolio compared to $7.6 million or 12.12% of the land-related portfolio at December 31, 2010.
     During the first three months of 2011, the Corporation reduced its Florida land-related portfolio including OREO by $2.2 million or 2.8%, reducing total land-related exposure including OREO to $75.9 million. In addition, the condominium portfolio including OREO has been reduced to zero as the Corporation sold the remaining property that made up this category during the first quarter of 2011.

     The allowance for loan losses as a percentage of non-performing loans increased from 78.44% as of December 31, 2010 to 83.00% as of March 31, 2011. While the allowance for loan losses increased $1.5 million or 1.4% since December 31, 2010, non-performing loans decreased $5.6 million or 4.2% over the same period. Additionally, loans acquired from CBI were reduced by a credit mark of $26.9 million.
     The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended March 31, 2011
Provision for loan losses	$5,300	$1,600	$1,328	$8,228
Allowance for loan losses	83,044	17,938	6,630	107,612
Net loan charge-offs	4,053	1,147	1,536	6,736
Net loan charge-offs (annualized)/ average loans	0.27%	2.45%	3.90%	0.42%
Allowance for loan losses/total loans	1.34%	9.69%	4.20%	1.64%
Allowance for loan losses/ non-performing loans	111.78%	38.41%	76.52%	83.00%

At or for the Three Months Ended December 31, 2010
Provision for loan losses	$7,939	$1,271	$1,597	$10,807
Allowance for loan losses	81,797	17,485	6,838	106,120
Net loan charge-offs	6,870	12,901	1,543	21,314
Net loan charge-offs (annualized)/ average loans	0.48%	25.05%	3.78%	1.40%
Allowance for loan losses/total loans	1.43%	8.95%	4.20%	1.74%
Allowance for loan losses/ non-performing loans	113.67%	31.66%	84.30%	78.44%
CAPITAL RESOURCES AND REGULATORY MATTERS
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
     The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. As of March 31, 2011, the Corporation has issued 24,150,000 common shares in a public equity offering.
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
     The Corporation’s management believes that, as of March 31, 2011 and December 31, 2010, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.
     As of March 31, 2011, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.
     Following are the capital ratios as of March 31, 2011 and December 31, 2010 for the Corporation and FNBPA (dollars in thousands):

			Well-Capitalized		Minimum Capital
	Actual		Requirements		Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$866,687	12.4%	$699,409	10.0%	$559,527	8.0%
FNBPA	819,938	12.0	686,080	10.0	548,864	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	760,506	10.9	419,645	6.0	279,764	4.0
FNBPA	724,755	10.6	411,648	6.0	274,432	4.0

Leverage Ratio:
F.N.B. Corporation	760,506	8.4	455,025	5.0	364,020	4.0
FNBPA	724,755	8.1	445,098	5.0	356,078	4.0

December 31, 2010
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$836,228	12.9%	$648,244	10.0%	$518,595	8.0%
FNBPA	768,040	12.3	626,183	10.0	500,946	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	737,755	11.4	388,946	6.0	259,297	4.0
FNBPA	689,495	11.0	375,710	6.0	250,473	4.0

Leverage Ratio:
F.N.B. Corporation	737,755	8.7	424,362	5.0	339,490	4.0
FNBPA	689,495	8.3	414,734	5.0	331,787	4.0
DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT OF 2010
     On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) became law. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector and will fundamentally change the system of regulatory oversight as is described in more detail under Part I, Item 1, “Business — Government Supervision and Regulation” included in the Corporation’s 2010 Annual Report on Form 10-K as filed with the SEC. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information called for by this item is provided under the caption Market Risk in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2010 Annual Report on Form 10-K as filed with the SEC.

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
     CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2011, as required by paragraph (d) of Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.
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

ITEM 1A. RISK FACTORS
     The Corporation, like other financial companies, is subject to a number of risks that may adversely affect its financial condition or results of operations, many of which are outside of the Corporation’s direct control, though efforts are made to manage those risks while optimizing returns. Among the principal risks assumed are:
•	Credit Risk, which is the risk of loss due to loan and lease customers or other counter-parties not being able to meet their financial obligations under agreed upon terms;

•	Market Risk, which is the risk of loss due to changes in the market value of assets and liabilities due to changes in market interest rates, equity prices and credit spreads;

•	Liquidity Risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future obligations resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to the company such as war, terrorism or financial institution markets specific issues; and

•	Operational Risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations, or non-compliance with, law, rules, regulations, prescribed best practices, or ethical standards, external influences, fraudulent activities, disasters and securities risks.
     More information on risk is set forth in Part I, Item 1A, “Risk Factors” included in the Corporation’s 2010 Annual Report on Form 10-K as filed with the SEC. Additional information regarding Risk Factors can also be found in the “Liquidity,” “Market Risk” and “Risk Management” discussions in this Quarterly Report on Form 10-Q.

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

101
The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements tagged as blocks of text. *

*	This information is deemed furnished, not filed.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	May 6, 2011	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
Chief Executive Officer
(Principal Executive Officer)

Dated:	May 6, 2011	/s/ Vincent J. Calabrese
Vincent J. Calabrese
Chief Financial Officer
(Principal Financial Officer)

Dated:	May 6, 2011	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)