Form 10-Q
period 2011-06-30
FNB CORP/FL/
filed 2011-08-05
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock, $0.01 Par Value	127,024,866 Shares

F.N.B. CORPORATION

FORM 10-Q

June 30, 2011

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	June 30,	December 31,
	2011	2010
	(Unaudited)

Assets
Cash and due from banks	$172,401	$115,556
Interest bearing deposits with banks	16,732	16,015

Cash and Cash Equivalents	189,133	131,571
Securities available for sale	820,847	738,125
Securities held to maturity (fair value of $1,038,434 and $959,414)	1,010,672	940,481
Residential mortgage loans held for sale	9,922	12,700
Loans, net of unearned income of $45,019 and $42,183	6,702,595	6,088,155
Allowance for loan losses	(109,224)	(106,120)

Net Loans	6,593,371	5,982,035
Premises and equipment, net	126,061	115,956
Goodwill	567,378	528,720
Core deposit and other intangible assets, net	34,580	32,428
Bank owned life insurance	208,714	208,051
Other assets	296,485	269,848

Total Assets	$9,857,163	$8,959,915

Liabilities
Deposits:
Non-interest bearing demand	$1,267,554	$1,093,230
Savings and NOW	3,853,257	3,423,844
Certificates and other time deposits	2,276,408	2,129,069

Total Deposits	7,397,219	6,646,143
Other liabilities	103,492	97,951
Short-term borrowings	728,300	753,603
Long-term debt	221,061	192,058
Junior subordinated debt	203,941	204,036

Total Liabilities	8,654,013	7,893,791
Stockholders’ Equity
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 127,240,016 and 114,902,454 shares	1,267	1,143
Additional paid-in capital	1,219,663	1,094,713
Retained earnings	16,348	6,564
Accumulated other comprehensive loss	(30,716)	(33,732)
Treasury stock – 215,117 and 155,369 shares at cost	(3,412)	(2,564)

Total Stockholders’ Equity	1,203,150	1,066,124

Total Liabilities and Stockholders’ Equity	$9,857,163	$8,959,915

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$85,189	$81,092	$169,899	$160,378
Securities:
Taxable	10,975	11,323	21,489	22,576
Nontaxable	1,882	1,819	3,829	3,710
Dividends	12	18	131	37
Other	97	109	178	206

Total Interest Income	98,155	94,361	195,526	186,907

Interest Expense
Deposits	14,054	16,776	28,649	34,330
Short-term borrowings	1,634	2,031	3,467	4,162
Long-term debt	1,655	2,091	3,283	4,637
Junior subordinated debt	2,118	1,982	4,150	3,892

Total Interest Expense	19,461	22,880	39,549	47,021

Net Interest Income	78,694	71,481	155,977	139,886
Provision for loan losses	8,551	12,239	16,779	24,203

Net Interest Income After Provision for Loan Losses	70,143	59,242	139,198	115,683

Non-Interest Income
Impairment losses on securities	—	(1,313)	—	(9,539)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	711	—	7,251

Net impairment losses on securities	—	(602)	—	(2,288)
Service charges	15,666	14,662	30,001	28,384
Insurance commissions and fees	3,664	3,849	7,810	8,173
Securities commissions and fees	2,130	1,771	4,102	3,328
Trust fees	3,947	3,188	7,657	6,346
Gain on sale of securities	38	47	92	2,437
Gain on sale of residential mortgage loans	376	808	1,143	1,375
Bank owned life insurance	1,372	1,247	2,604	2,312
Other	2,065	3,473	4,281	8,651

Total Non-Interest Income	29,258	28,443	57,690	58,718

Non-Interest Expense
Salaries and employee benefits	36,528	33,392	74,910	66,517
Net occupancy	5,060	4,840	10,970	10,378
Equipment	4,925	4,606	9,400	9,139
Amortization of intangibles	1,805	1,679	3,601	3,366
Outside services	5,377	5,885	10,577	11,407
FDIC insurance	1,870	2,641	4,589	5,263
Merger related	161	—	4,307	—
Other	12,643	10,041	24,572	22,457

Total Non-Interest Expense	68,369	63,084	142,926	128,527

Income Before Income Taxes	31,032	24,601	53,962	45,874
Income taxes	8,670	6,679	14,425	11,972

Net Income	$22,362	$17,922	$39,537	$33,902

Net Income per Share – Basic	$0.18	$0.16	$0.32	$0.30
Net Income per Share – Diluted	0.18	0.16	0.32	0.30
Cash Dividends per Share	0.12	0.12	0.24	0.24

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Compre- hensive Income	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2011		$1,143	$1,094,713	$6,564	$(33,732)	$(2,564)	$1,066,124
Net income	$39,537			39,537			39,537
Change in other comprehensive income, net of tax	3,016				3,016		3,016

Comprehensive income	$42,553

Common stock dividends ($0.24/share)				(29,753)			(29,753)
Issuance of common stock		124	123,180			(848)	122,456
Restricted stock compensation			1,832				1,832
Tax expense of stock-based compensation			(62)				(62)

Balance at June 30, 2011		$1,267	$1,219,663	$16,348	$(30,716)	$(3,412)	$1,203,150

Balance at January 1, 2010		$1,138	$1,087,369	$(12,833)	$(30,633)	$(1,739)	$1,043,302
Net income	$33,902			33,902			33,902
Change in other comprehensive income, net of tax	5,275				5,275		5,275

Comprehensive income	$39,177

Common stock dividends ($0.24/share)				(27,584)			(27,584)
Issuance of common stock		3	2,671			(778)	1,896
Restricted stock compensation			1,418				1,418
Tax expense of stock-based compensation			(205)				(205)

Balance at June 30, 2010		$1,141	$1,091,253	$(6,515)	$(25,358)	$(2,517)	$1,058,004

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Six Months Ended
	June 30,
	2011	2010
Operating Activities
Net income	$39,537	$33,902
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	11,867	15,238
Provision for loan losses	16,779	24,203
Deferred taxes	2,183	(1,457)
Gain on sale of securities	(92)	(2,437)
Other-than-temporary impairment losses on securities	—	2,288
Tax expense of stock-based compensation	62	205
Net change in:
Interest receivable	1,312	866
Interest payable	(620)	(923)
Trading securities	110,490	—
Residential mortgage loans held for sale	2,778	5,522
Bank owned life insurance	(638)	(1,624)
Other, net	17,588	4,735

Net cash flows provided by operating activities	201,246	80,518

Investing Activities
Net change in loans	(226,196)	(145,861)
Securities available for sale:
Purchases	(138,672)	(261,012)
Sales	10,883	59,455
Maturities	162,150	163,233
Securities held to maturity:
Purchases	(299,545)	(195,733)
Maturities	117,207	116,277
Purchase of bank owned life insurance	(26)	(22)
Increase in premises and equipment	(6,843)	(3,393)
Net cash received in business combinations	23,375	—

Net cash flows used in investing activities	(357,667)	(267,056)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	288,317	144,500
Time deposits	(79,887)	9,936
Short-term borrowings	(50,414)	66,275
Increase in long-term debt	37,592	64,795
Decrease in long-term debt	(17,864)	(183,838)
Decrease in junior subordinated debt	(95)	(338)
Net proceeds from issuance of common stock	66,148	3,314
Tax expense of stock-based compensation	(62)	(205)
Cash dividends paid	(29,752)	(27,584)

Net cash flows provided by financing activities	213,983	76,855

Net Increase in Cash and Cash Equivalents	57,562	(109,683)
Cash and cash equivalents at beginning of period	131,571	310,550

Cash and Cash Equivalents at End of Period	$189,133	$200,867

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

June 30, 2011

BUSINESS

F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts commercial leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania and Ohio and through a loan production office in Pennsylvania. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

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

COMMON STOCK

On May 18, 2011, the Corporation completed a public offering of 6,037,500 shares of common stock at a price of $10.70 per share, including 787,500 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and estimated offering expenses were $62,803.

MERGERS AND ACQUISITIONS

On January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc. (CBI), a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625,570 in assets, which included $445,271 in loans, and $561,796 in deposits. The transaction, valued at $75,547, resulted in the Corporation paying $17,202 in cash and issuing 5,940,742 shares of its common stock in exchange for 1,719,820 shares of CBI common stock. The assets and liabilities of CBI were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2011, the acquisition date, and CBI’s results of operations have been included in the Corporation’s consolidated statement of income since that date. CBI’s banking affiliate, Community Bank and Trust Company, was merged into FNBPA on January 1, 2011. Based on a preliminary purchase price allocation, the Corporation recorded $38,658 in goodwill and $4,785 in core deposit intangible as a result of the acquisition. The Corporation has not yet finalized its determination of the fair values of certain acquired assets and liabilities and will adjust goodwill upon completion of the valuation process. None of the goodwill is deductible for income tax purposes.

Pending Acquisition

On June 15, 2011, the Corporation announced the signing of a definitive merger agreement to acquire Parkvale Financial Corporation (PFC), a savings and loan holding company with approximately $1,800,000 in assets based in Monroeville, Pennsylvania. The transaction is valued at approximately $130,000. Under the terms of the merger agreement, PFC shareholders will be entitled to receive 2.178 shares of F.N.B. Corporation common stock for each share of PFC common stock. PFC’s banking affiliate, Parkvale Savings Bank, will be merged into FNBPA. The transaction is expected to be completed in the first quarter of 2012, pending regulatory approvals, the approval of shareholders of PFC and the satisfaction of other closing conditions.

Acquired Loans

Loans acquired in acquisitions after December 31, 2010 are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of expected cash flows at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the expected cash flows to be collected at acquisition is referred to as the non-accretable yield. The non-accretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in an increase to the accretable yield that is recognized into interest income over the remaining life of the loan using the interest method. The Corporation’s evaluation of the amount of future cash flows that it expects to collect is performed in a similar manner as that used to determine its allowance for loan losses. Charge-offs of the principal amount on acquired loans would be first applied to the non-accretable discount portion of the fair value adjustment.

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

NEW ACCOUNTING STANDARDS

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income, with the intention of increasing the prominence of other comprehensive income in the financial statements. The FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single statement format would include the traditional income statement and the components and total other comprehensive income as well as total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. These requirements should be applied retrospectively and are effective for the first interim or annual period beginning after December 15, 2011. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Amendments to Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRSs). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments result in common fair value measurement and disclosure requirements in GAAP and IFRSs. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this standard are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Troubled Debt Restructurings

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, to address diversity in practice concerning determining whether a restructuring constitutes a troubled debt restructuring. This update specifies that in evaluating whether a restructuring is a troubled debt restructuring, a creditor must separately conclude both that a concession has been granted by the creditor and that the debtor is experiencing financial difficulties. Also, ASU No. 2011-02 provides clarifying guidance in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. In addition, the update precludes a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring is a troubled debt restructuring. These requirements are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings made during the period from the beginning of the annual period of adoption to the date of adoption. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. Treasury and other U.S. government agencies and corporations	$332,046	$1,329	$(91)	$333,284
Residential mortgage-backed securities:
Agency mortgage-backed securities	234,465	6,683	—	241,148
Agency collateralized mortgage obligations	184,665	2,320	—	186,985
Non-agency collateralized mortgage obligations	34	1	—	35
States of the U.S. and political subdivisions	43,910	1,048	(1)	44,957
Collateralized debt obligations	19,288	—	(12,683)	6,605
Other debt securities	6,859	—	(913)	5,946

Total debt securities	821,267	11,381	(13,688)	818,960
Equity securities	1,593	332	(38)	1,887

	$822,860	$11,713	$(13,726)	$820,847

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$299,861	$1,395	$(688)	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	205,443	6,064	—	211,507
Agency collateralized mortgage obligations	146,977	1,081	(192)	147,866
Non-agency collateralized mortgage obligations	37	1	—	38
States of the U.S. and political subdivisions	57,830	934	(26)	58,738
Collateralized debt obligations	19,288	—	(13,314)	5,974
Other debt securities	12,989	—	(1,744)	11,245

Total debt securities	742,425	9,475	(15,964)	735,936
Equity securities	1,867	381	(59)	2,189

	$744,292	$9,856	$(16,023)	$738,125

Securities Held To Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2011
U.S. Treasury and other U.S. government agencies and corporations	$4,666	$229	$—	$4,895
Residential mortgage-backed securities:
Agency mortgage-backed securities	758,325	26,724	(1,556)	783,493
Agency collateralized mortgage obligations	62,673	609	(164)	63,118
Non-agency collateralized mortgage obligations	28,347	243	(908)	27,682
States of the U.S. and political subdivisions	152,574	3,383	(311)	155,646
Collateralized debt obligations	2,502	—	(508)	1,994
Other debt securities	1,585	25	(4)	1,606

	$1,010,672	$31,213	$(3,451)	$1,038,434

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$4,925	$212	$—	$5,137
Residential mortgage-backed securities:
Agency mortgage-backed securities	688,575	23,878	(3,079)	709,374
Agency collateralized mortgage obligations	71,102	511	(889)	70,724
Non-agency collateralized mortgage obligations	33,950	328	(1,331)	32,947
States of the U.S. and political subdivisions	137,210	1,735	(1,630)	137,315
Collateralized debt obligations	3,132	—	(778)	2,354
Other debt securities	1,587	18	(42)	1,563

	$940,481	$26,682	$(7,749)	$959,414

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the CBI acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the first quarter of 2011. As of June 30, 2011 and December 31, 2010, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on sales of securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Gross gains	$38	$47	$288	$2,437
Gross losses	—	—	(196)	—

	$38	$47	$92	$2,437

The gross gains for the six months ended June 30, 2010 included a gain of $2,291 relating to the sale of a $6,016 U.S. government agency security and $52,625 of mortgage backed securities. These securities were sold to better position the balance sheet.

As of June 30, 2011, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$40,243	$40,720	$6,339	$6,438
Due from one to five years	289,370	290,091	16,728	17,443
Due from five to ten years	12,671	12,996	36,047	36,875
Due after ten years	59,819	46,985	102,213	103,385

	402,103	390,792	161,327	164,141
Residential mortgage-backed securities:
Agency mortgage-backed securities	234,465	241,148	758,325	783,493
Agency collateralized mortgage obligations	184,665	186,985	62,673	63,118
Non-agency collateralized mortgage obligations	34	35	28,347	27,682
Equity securities	1,593	1,887	—	—

	$822,860	$820,847	$1,010,672	$1,038,434

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At June 30, 2011 and December 31, 2010, securities with a carrying value of $705,270 and $651,299, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $576,986 and $676,083 at June 30, 2011 and December 31, 2010, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
U.S. Treasury and other U.S. government agencies and corporations	$57,646	$(91)	$—	$—	$57,646	$(91)
States of the U.S. and political subdivisions	1,193	(1)	—	—	1,193	(1)
Collateralized debt obligations	—	—	6,605	(12,683)	6,605	(12,683)
Other debt securities	—	—	5,946	(913)	5,946	(913)
Equity securities	28	(1)	636	(37)	664	(38)

	$58,867	$(93)	$13,187	$(13,633)	$72,054	$(13,726)

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$117,140	$(688)	$—	$—	$117,140	$(688)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	22,616	(192)	—	—	22,616	(192)
States of the U.S. and political subdivisions	3,322	(26)	—	—	3,322	(26)
Collateralized debt obligations	—	—	5,974	(13,314)	5,974	(13,314)
Other debt securities	4,024	(62)	7,221	(1,682)	11,245	(1,744)
Equity securities	—	—	648	(59)	648	(59)

	$147,102	$(968)	$13,843	$(15,055)	$160,945	$(16,023)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2011
Residential mortgage-backed securities:
Agency mortgage-backed securities	$180,079	$(1,556)	$—	$—	$180,079	$(1,556)
Agency collateralized mortgage obligations	27,885	(164)	—	—	27,885	(164)
Non-agency collateralized mortgage obligations	—	—	9,395	(908)	9,395	(908)
States of the U.S. and political subdivisions	16,519	(311)	—	—	16,519	(311)
Collateralized debt obligations	—	—	1,994	(508)	1,994	(508)
Other debt securities	—	—	1,324	(4)	1,324	(4)

	$224,483	$(2,031)	$12,713	$(1,420)	$237,196	$(3,451)

December 31, 2010
Residential mortgage-backed securities:
Agency mortgage-backed securities	$156,544	$(3,079)	$—	$—	$156,544	$(3,079)
Agency collateralized mortgage obligations	39,074	(889)	—	—	39,074	(889)
Non-agency collateralized mortgage obligations	2,551	(12)	10,739	(1,319)	13,290	(1,331)
States of the U.S. and political subdivisions	47,125	(1,415)	2,319	(215)	49,444	(1,630)
Collateralized debt obligations	—	—	2,354	(778)	2,354	(778)
Other debt securities	—	—	1,288	(42)	1,288	(42)

	$245,294	$(5,395)	$16,700	$(2,354)	$261,994	$(7,749)

As of June 30, 2011, securities with unrealized losses for less than 12 months include 4 investments in U.S. Treasury and other U.S. government agencies and corporations, 17 investments in residential mortgage-backed securities (15 investments in agency mortgage-backed securities and 2 investments in agency collateralized mortgage obligations (CMOs)), 15 investments in states of the U.S. and political subdivisions and 1 investment in an equity security. Securities with unrealized losses of greater than 12 months include 2 investments in residential mortgage-backed securities (non-agency CMOs), 13 investments in collateralized debt obligations (CDOs), 5 investments in other debt securities and 2 investments in equity securities as of June 30, 2011. The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on CDOs relate to investments in trust preferred securities (TPS). The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks and thrifts, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for one investment in a senior tranche, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in TPS is attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

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

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC Topic 325, Investments – Other. All other securities are required to be evaluated under ASC Topic 320, Investments – Debt Securities.

The Corporation invested in TPS issued by special purpose vehicles (SPVs) which hold pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies, thrifts and insurance companies. The securities issued by the SPVs are generally segregated into several classes known as tranches. Typically, the structure includes senior, mezzanine and equity tranches. The equity tranche represents the first loss position. The Corporation generally holds interests in mezzanine tranches. Interest and principal collected from the collateral held by the SPVs are distributed with a priority that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if the principal and interest coverage tests are not met.

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

The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and five single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At June 30, 2011, the 13 pooled TPS had an estimated fair value of $8,599 while the single-issuer TPS had an estimated fair value of $7,271. The Corporation has concluded from the analysis performed at June 30, 2011 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

The Corporation did not record any impairment losses on securities for the six months ended June 30, 2011. The Corporation recognized net impairment losses on securities of $2,288 for the six months ended June 30, 2010 due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired.

At June 30, 2011, all 12 of the pooled trust preferred security investments on which OTTI has been recognized are classified as non-performing investments.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	June 30, 2011	December 31, 2010
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(16,051)
Additions related to credit loss for securities with previously recognized OTTI	—	(2,235)
Additions related to credit loss for securities with initial OTTI	—	(46)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(18,332)

TPS continue to experience price volatility as the secondary market for such securities remains limited. Write-downs in 2010 were based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate to a greater extent than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire portfolio each quarter to determine if additional write-downs are warranted.

The following table provides information relating to the Corporation’s TPS as of June 30, 2011:

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)
Pooled TPS:
P1	C1	$5,500	$2,266	$1,044	$(1,222)	C	42	20	19	37	10
P2	C1	4,889	2,746	780	(1,966)	C	41	14	20	31	12
P3	C1	5,561	4,218	1,494	(2,724)	C	51	12	6	18	14
P4	C1	3,994	2,852	860	(1,992)	C	51	15	9	34	13
P5	MEZ	483	358	197	(161)	C	16	19	13	63	11
P6	MEZ	1,909	1,087	589	(498)	C	21	17	19	35	9
P7	B3	2,000	726	302	(424)	C	21	29	9	34	9
P8	B1	3,028	2,386	816	(1,570)	C	50	14	22	38	13
P9	C	5,048	756	154	(602)	C	33	14	32	41	14
P10	C	507	461	84	(377)	C	50	13	14	29	11
P11	C	2,010	787	114	(673)	C	41	15	16	29	12
P12	A4L	2,000	645	171	(474)	C	25	16	23	51	13

Total OTTI		36,929	19,288	6,605	(12,683)		442	16	16	36	12

P13 (3)	SNR	2,384	2,502	1,994	(508)	BBB	18	13	16	37	9

Total Not OTTI		2,384	2,502	1,994	(508)		18	13	16	37	9

Total Pooled TPS		$39,313	$21,790	$8,599	$(13,191)		460	16	16	36	12

Single Issuer TPS:
S1		$2,000	$1,948	$1,612	$(336)	BB+	1
S2		2,000	1,912	1,641	(271)	BBB+	1
S3		2,000	2,000	1,917	(83)	B+	1
S4		1,000	999	777	(222)	BB+	1
S5		1,300	1,328	1,324	(4)	BB+	1

Total Single Issuer TPS		$8,300	$8,187	$7,271	$(916)		5

Total TPS		$47,613	$29,977	$15,870	$(14,107)		465

(1)	Some current deferrals will cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. The P13 security had excess subordination as a percent of current collateral of 60.77% as of June 30, 2011.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $197,531 as of June 30, 2011 is highly rated with an average rating of AA and 99.7% of the portfolio rated A or better. General obligation bonds comprise 100% of the portfolio. Geographically, these support the Corporation’s footprint as 77.6% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $936. Finally, this portfolio is supported by underlying insurance as 83.6% of the securities have credit support.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, have a book value of $28,347 at June 30, 2011. Paydowns during the first six months of 2011 amounted to $5,604, an annualized paydown rate of 33.0%. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 2.0% to 7.0%. The current credit support range is now 3.2% to 20.1%, due to paydowns and good credit performance through the first half of 2008. Beginning in the second half of 2008, national delinquencies, an early warning sign of potential default, began to accelerate on the collateral pools. The slight upward trend of the rate of delinquencies throughout 2010 continued into the first quarter of 2011 and have leveled off during the second quarter. All CMO holdings are current with regards to principal and interest.

The rating agencies monitor the underlying collateral performance of these non-agency CMOs for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, six of the ten non-agency CMOs have been downgraded with one being downgraded this quarter.

The Corporation determines its credit related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12 – 18 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio.

The following table provides information relating to the Corporation’s non-agency CMOs as of June 30, 2011:

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %
Security	Original Year	Book Value	S&P	Moody’s	Original	Current	. 30 Day	60 Day	90 Day	% Foreclosure	% OREO	% Bankruptcy	% Total Delinquency	% LTV	Credit Score
1	2003	$3,247	AAA	n/a	2.5	5.8	1.4	0.1	0.6	0.8	0.0	0.5	3.4	52.1	738
2	2003	2,265	AAA	n/a	4.3	16.3	2.0	1.2	5.0	2.6	0.3	1.2	12.2	56.0	710
3	2003	1,519	AAA	n/a	2.0	6.5	0.6	0.5	1.5	1.3	0.2	1.1	5.1	47.3	742
4	2003	1,522	AAA	n/a	2.7	18.2	0.8	0.0	1.6	2.2	0.0	1.1	5.7	50.4	n/a
5	2004	3,720	AAA	Baa2	7.0	20.1	0.9	1.2	2.0	7.0	1.2	0.8	13.0	55.8	689
6	2004	2,631	AA+	n/a	5.3	10.4	0.6	0.0	2.4	3.1	0.0	1.9	8.0	46.5	734
7	2004	1,260	n/a	A1-	2.5	8.5	0.0	1.1	0.0	4.8	0.0	0.0	5.9	56.0	736
8	2004	1,881	AAA	Baa2	4.4	9.3	1.3	0.5	0.5	2.6	0.5	1.1	6.5	55.1	733
9	2005	6,518	CCC	Caa1	5.1	5.0	3.6	2.1	12.2	5.4	0.5	2.5	26.2	65.5	706
10	2005	3,784	CCC	B3	4.7	3.2	3.5	2.2	3.8	9.1	1.2	1.6	21.4	65.8	726

		$28,347			4.1	9.5								57.3	719

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

At June 30, 2011 and December 31, 2010, the Corporation’s FHLB stock totaled $26,057 and $26,564, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC Topic 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At March 31, 2011, the FHLB’s capital ratio of 8.1% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

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

At June 30, 2011, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS

Following is a summary of loans, net of unearned income:

	June 30, 2011	December 31, 2010
Commercial	$3,776,287	$3,337,992
Direct installment	1,039,270	1,002,725
Residential mortgages	676,574	622,242
Indirect installment	535,191	514,369
Consumer lines of credit	542,470	493,881
Commercial leases	93,273	79,429
Other	39,530	37,517

	$6,702,595	$6,088,155

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

Unearned income on loans was $45,019 and $42,183 at June 30, 2011 and December 31, 2010, respectively.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial loans in Florida, which totaled $180,232 or 2.7% of total loans as of June 30, 2011 compared to $195,281 or 3.2% of total loans as of December 31, 2010. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $163,150 or 2.4% of total loans as of June 30, 2011 compared to $162,805 or 2.7% of total loans as of December 31, 2010.

The composition of the Corporation’s commercial loan portfolio in Florida consisted of the following as of June 30, 2011: unimproved residential land (7.9%), unimproved commercial land (18.5%), improved land (3.2%), income producing commercial real estate (50.8%), residential construction (6.2%), commercial construction (12.1%) and owner-occupied (1.3%). The weighted average loan-to-value ratio for this portfolio based on most recent appraisals was 81.7% as of June 30, 2011.

The majority of the Corporation’s loan portfolio consists of commercial loans. As of June 30, 2011 and December 31, 2010, commercial real estate loans were $2,353,519 and $2,115,492, or 35.1% and 34.7% of total loans, respectively. As of June 30, 2011, approximately 49.0% of the commercial real estate loans were owner-occupied, while the remaining 51.0% were non-owner-occupied. As of June 30, 2011 and December 31, 2010, the Corporation had commercial construction loans of $225,614 and $202,018, respectively, representing 3.4% and 3.3%, respectively, of total loans for those periods.

CREDIT QUALITY

Management monitors the credit quality of the Corporation’s loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

Non-performing loans include non-accrual and restructured loans. Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals generally when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectibility of the remaining principal and interest is reasonably assured. Restructured loans are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods.

Following is a summary of non-performing assets:

	June 30, 2011	December 31, 2010
Non-accrual loans	$107,091	$115,589
Restructured loans	20,146	19,705

Total non-performing loans	127,237	135,294
Other real estate owned (OREO)	35,793	32,702

Total non-performing loans and OREO	163,030	167,996
Non-performing investments	6,605	5,974

Total non-performing assets	$169,635	$173,970

	June 30, 2011	December 31, 2010
Asset quality ratios:
Non-performing loans as a percent of total loans	1.90%	2.22%
Non-performing loans + OREO as a percent of total loans + OREO	2.42%	2.74%
Non-performing assets as a percent of total assets	1.72%	1.94%

Following is an age analysis of the Corporation’s past due loans, by class:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
June 30, 2011
Commercial	$14,152	$10,060	$97,174	$121,386	$3,654,901	$3,776,287
Direct installment	8,528	2,458	3,586	14,572	1,024,698	1,039,270
Residential mortgages	12,192	2,775	3,832	18,799	657,775	676,574
Indirect installment	4,297	260	908	5,465	529,726	535,191
Consumer lines of credit	857	479	851	2,187	540,283	542,470
Commercial leases	1,339	78	740	2,157	91,116	93,273
Other	45	5	—	50	39,480	39,530

	$41,410	$16,115	$107,091	$164,616	$6,537,979	$6,702,595

December 31, 2010
Commercial	$17,101	$3,020	$106,724	$126,845	$3,211,147	$3,337,992
Direct installment	8,603	2,496	3,285	14,384	988,341	1,002,725
Residential mortgages	9,127	2,144	3,272	14,543	607,699	622,242
Indirect installment	5,659	394	750	6,803	507,566	514,369
Consumer lines of credit	1,581	571	588	2,740	491,141	493,881
Commercial leases	1,551	9	970	2,530	76,899	79,429
Other	—	—	—	—	37,517	37,517

	$43,622	$8,634	$115,589	$167,845	$5,920,310	$6,088,155

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better
Special Mention	in general, the condition of the borrower has deteriorated although the loan performs as agreed
Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected
Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

Following is a table showing commercial loans by credit quality category:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2011
Commercial – PA	$3,293,685	$114,414	$182,169	$5,787	$3,596,055
Commercial – FL	78,207	16,545	85,480	—	180,232
Commercial leases	91,937	518	818	—	93,273

	$3,463,829	$131,477	$268,467	$5,787	$3,869,560

December 31, 2010
Commercial – PA	$2,887,682	$80,409	$170,714	$3,906	$3,142,711
Commercial – FL	83,444	38,664	73,173	—	195,281
Commercial leases	77,945	505	979	—	79,429

	$3,049,071	$119,578	$244,866	$3,906	$3,417,421

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment activity, as well as other external statistics and factors such as volume, to determine how consumer loans are performing.

Following is a table showing consumer and other loans by payment activity:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
June 30, 2011
Direct installment	$1,027,412	$11,858	$1,039,270
Residential mortgages	662,749	13,825	676,574
Indirect installment	534,211	980	535,191
Consumer lines of credit	541,402	1,068	542,470
Other	39,530	—	39,530

December 31, 2010
Direct installment	$991,921	$10,804	$1,002,725
Residential mortgages	608,642	13,600	622,242
Indirect installment	513,619	750	514,369
Consumer lines of credit	493,075	806	493,881
Other	37,517	—	37,517

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

Following is a summary of information pertaining to loans considered to be impaired or restructured, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Six Months Ended June 30, 2011
With no specific allowance recorded:
Commercial	$65,121	$85,778	$—	$63,828	$55
Direct installment	11,858	12,172	—	11,689	132
Residential mortgages	13,825	14,182	—	14,297	142
Indirect installment	980	1,039	—	865	4
Consumer lines of credit	1,068	1,070	—	1,137	4
Commercial leases	740	740	—	912	—
Other	—	—	—	—	—

With a specific allowance recorded:
Commercial	33,627	33,765	8,440	35,460	22
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Commercial leases	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	98,748	119,543	8,440	99,288	77
Direct installment	11,858	12,172	—	11,689	132
Residential mortgages	13,825	14,182	—	14,297	142
Indirect installment	980	1,039	—	865	4
Consumer lines of credit	1,068	1,070	—	1,137	4
Commercial leases	740	740	—	912	—
Other	—	—	—	—	—

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Year Ended December 31, 2010
With no specific allowance recorded:
Commercial	$70,832	$95,725	$—	$81,394	$98
Direct installment	4,542	4,669	—	5,613	77
Residential mortgages	8,032	8,055	—	8,233	260
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	589	604	—	584	—
Commercial leases	979	979	—	749	—
Other	—	—	—	—	—

With a specific allowance recorded:
Commercial	37,532	39,250	10,313	38,070	—
Direct installment	6,262	6,340	626	4,503	275
Residential mortgages	5,568	5,568	557	4,252	246
Indirect installment	—	—	—	—	—
Consumer lines of credit	217	217	22	138	9
Commercial leases	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	108,364	134,975	10,313	119,464	98
Direct installment	10,804	11,009	626	10,116	352
Residential mortgages	13,600	13,623	557	12,485	506
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	806	821	22	722	9
Commercial leases	979	979	—	749	—
Other	—	—	—	—	—

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

At June 30, 2011 and December 31, 2010, there were $17,804 and $3,626 of loans, respectively, that were impaired loans acquired with no associated allowance for loan losses as they were accounted for in accordance with ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$107,612	$109,592	$106,120	$104,655
Charge-offs	(7,570)	(8,636)	(14,903)	(16,285)
Recoveries	631	845	1,228	1,467

Net charge-offs	(6,939)	(7,791)	(13,675)	(14,818)
Provision for loan losses	8,551	12,239	16,779	24,203

Balance at end of period	$109,224	$114,040	$109,224	$114,040

Allowance for loan losses to:
Total loans, net of unearned income			1.63%	1.91%
Non-performing loans			85.84%	76.19%

Following is a summary of changes in the allowance for loan losses by loan class for the three months ended June 30, 2011:

	Balance at Beginning of Period	Charge-Offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Commercial	$76,408	$(3,739)	$189	$5,100	$77,958
Direct installment	14,767	(2,274)	205	2,217	14,915
Residential mortgages	4,514	(169)	23	112	4,480
Indirect installment	5,761	(604)	156	392	5,705
Consumer lines of credit	4,612	(422)	44	562	4,796
Commercial leases	1,254	(120)	13	126	1,273
Other	296	(242)	1	42	97

	$107,612	$(7,570)	$631	$8,551	$109,224

Following is a summary of changes in the allowance for loan losses by loan class for the six months ended June 30, 2011:

	Balance at Beginning of Period	Charge-Offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Commercial	$74,606	$(7,028)	$329	$10,051	$77,958
Direct installment	14,941	(4,502)	434	4,042	14,915
Residential mortgages	4,578	(407)	31	278	4,480
Indirect installment	5,941	(1,537)	294	1,007	5,705
Consumer lines of credit	4,743	(818)	87	784	4,796
Commercial leases	1,070	(205)	30	378	1,273
Other	241	(406)	23	239	97

	$106,120	$(14,903)	$1,228	$16,779	$109,224

Following is a summary of the individual and collective allowance for loan losses and corresponding loan balances by class as of June 30, 2011:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$8,440	$69,518	$3,776,287	$115,156	$3,661,131
Direct installment	—	14,915	1,039,270	—	1,039,270
Residential mortgages	—	4,480	676,574	—	676,574
Indirect installment	—	5,705	535,191	—	535,191
Consumer lines of credit	—	4,796	542,470	—	542,470
Commercial leases	—	1,273	93,273	—	93,273
Other	—	97	39,530	—	39,530

	$8,440	$100,784	$6,702,595	$115,156	$6,587,439

BORROWINGS

Following is a summary of short-term borrowings:

	June 30, 2011	December 31, 2010
Securities sold under repurchase agreements	$563,196	$611,902
Federal funds purchased	20,000	—
Subordinated notes	135,104	131,458
Other short-term borrowings	10,000	10,243

	$728,300	$753,603

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are borrowings from commercial customers of FNBPA which are generally renewable on a daily basis. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	June 30, 2011	December 31, 2010
Federal Home Loan Bank advances	$137,052	$118,700
Subordinated notes	74,233	72,745
Other subordinated debt	9,168	—
Convertible debt	608	613

	$221,061	$192,058

The Corporation’s banking affiliate has available credit with the FHLB of $2,016,214 of which $137,052 was used as of June 30, 2011. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 0.99% to 4.79% for both the six months ended June 30, 2011 and the year ended December 31, 2010.

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

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the Federal Reserve System (FRB) guidelines. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

The following table provides information relating to the Trusts as of June 30, 2011:

	F.N.B. Statutory Trust I	F.N.B. Statutory Trust II	Omega Financial Capital Trust I	Sun Bancorp Statutory Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,899	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Interest rate	3.56%	1.90%	2.47%	10.20%
	variable; LIBOR plus 325 basis points	variable; LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

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

At June 30, 2011, the Corporation was party to 169 swaps with customers with notional amounts totaling approximately $570,268 and 169 swaps with derivative counterparties with notional amounts totaling approximately $570,268. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance Sheet Location	June 30, 2011	December 31, 2010
Interest Rate Products:
Asset derivatives	Other assets	$29,333	$25,631
Liability derivatives	Other liabilities	29,326	25,043

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income Statement Location	Six Months Ended June 30,
		2011	2010
Interest rate products	Other income	$(582)	$(288)

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of June 30, 2011, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $30,123. At June 30, 2011, the Corporation has posted collateral with derivative counterparties with a fair value of $28,449, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1,674 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at June 30, 2011 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	June 30, 2011	December 31, 2010
Commitments to extend credit	$1,782,204	$1,550,256
Standby letters of credit	108,432	101,185

At June 30, 2011, funding of 78.5% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the six months ended June 30, 2011 and 2010, the Corporation issued 384,847 and 500,707 restricted stock awards with aggregate weighted average grant date fair values of $3,887 and $3,890, respectively, under these Plans. As of June 30, 2011, the Corporation had available up to 2,418,983 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $1,780 and $1,418 for the six months ended June 30, 2011 and 2010, the tax benefit of which was $623 and $496, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2011		2010
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,309,489	$8.52	854,440	$10.57
Granted	384,847	10.10	500,707	7.77
Vested	(171,446)	13.59	(95,281)	15.05
Forfeited	(1,397)	9.20	(32,008)	9.21
Dividend reinvestment	31,860	10.17	32,427	8.30

Unvested awards outstanding at end of period	1,553,353	8.39	1,260,285	9.09

The total fair value of awards vested was $1,761 and $698 for the six months ended June 30, 2011 and 2010, respectively.

As of June 30, 2011, there was $6,933 of unrecognized compensation cost related to unvested restricted stock awards including $207 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC Topic 718, Compensation – Stock Compensation, on January 1, 2006. The components of the restricted stock awards as of June 30, 2011 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	563,747	989,606	1,553,353
Unrecognized compensation expense	$2,315	$4,618	$6,933
Intrinsic value	$5,835	$10,242	$16,077
Weighted average remaining life (in years)	2.21	2.67	2.50

Stock Options

The Corporation did not grant stock options during the six months ended June 30, 2011 or 2010. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 8,389 for the six months ended June 30, 2011. No stock options were exercised during the six months ended June 30, 2010.

The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	770,610	$14.28	968,090	$13.67
Exercised	(8,389)	2.68	—	—
Forfeited	(157,296)	12.18	(152,184)	11.42

Options outstanding and exercisable at end of period	604,925	14.99	815,906	14.09

The intrinsic value of outstanding and exercisable stock options at June 30, 2011 was $(2,800), since the fair value of the stock subject to the options was less than the exercise price.

Warrants

In conjunction with its participation in the U.S. Department of the Treasury (UST) Capital Purchase Program (CPP), the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant was reduced in half to 651,042 shares on June 16, 2009, the date the Corporation completed a public offering. The warrant, which expires in 2019, has an exercise price of $11.52 per share.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan that covered substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits were earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14,079, which had been amortized over the average period of future service of active employees of 13.5 years. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. The Corporation amended the RIP on October 20, 2010 to be frozen effective December 31, 2010, at which time the Corporation recognized the remaining previously unrecognized prior service credit of $10,543 as a reduction to expense.

The Corporation also sponsors two supplemental non-qualified retirement plans. The ERISA Excess Retirement Plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would be provided under the RIP, if no limits were applied. The Basic Retirement Plan (BRP) is applicable to certain officers whom the Board of Directors designates. Officers participating in the BRP receive a benefit based on a target benefit percentage based on years of service at retirement and a designated tier as determined by the Board of Directors. When a participant retires, the basic benefit under the BRP is a monthly benefit equal to the target benefit percentage times the participant’s highest average monthly cash compensation during five consecutive calendar years within the last ten calendar years of employment. This monthly benefit was reduced by the monthly benefit the participant receives from Social Security, the RIP, the ERISA Excess Retirement Plan and the annuity equivalent of the three percent automatic contributions to the qualified 401(k) defined contribution plan and the ERISA Excess Lost Match Plan. The BRP was frozen as of December 31, 2008. The ERISA Excess Retirement Plan was frozen as of December 31, 2010.

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Service cost	$14	$922	$21	$1,810
Interest cost	1,585	1,748	3,284	3,516
Expected return on plan assets	(1,764)	(1,873)	(3,655)	(3,745)
Amortization:
Unrecognized net transition asset	(22)	(23)	(45)	(46)
Unrecognized prior service cost (credit)	2	(295)	3	(594)
Unrecognized loss	264	745	558	1,441

Net periodic pension benefit cost	$79	$1,224	$166	$2,382

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matched 50 percent of an eligible employee’s contribution on the first 6 percent that the employee deferred through December 31, 2010. Beginning in 2011, the Corporation matches 100% of the first four percent that the employee defers. Employees are eligible to participate upon their first day of employment or having attained age 21, whichever is later. In 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. Beginning in 2011, substantially all employees will receive an automatic contribution of three percent of compensation at the end of the year. The Corporation’s contribution expense was $4,069 and $2,500 for the six months ended June 30, 2011 and 2010, respectively.

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

The net periodic postretirement benefit cost includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest cost	$14	$16	$29	$33
Amortization of unrecognized loss	2	—	2	—

Net periodic postretirement benefit cost	$16	$16	$31	$33

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

At June 30, 2011, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at June 30, 2011 based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$22,362	$17,922	$39,537	$33,902
Other comprehensive income:
Unrealized (losses) gains on securities:
Arising during the period, net of tax expense of $1,515, $1,613, $1,467 and $2,091	2,814	2,996	2,725	3,883
Less: reclassification adjustment for gains included in net income, net of tax expense (benefit) of $13, $(194), $32 and $52	(25)	360	(60)	(97)
Pension and postretirement amortization, net of tax expense of $94, $671, $189 and $802	174	1,246	351	1,489

Other comprehensive income	2,963	4,602	3,016	5,275

Comprehensive income	$25,325	$22,524	$42,553	$39,177

The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows:

June 30	2011	2010
Non-credit related loss on debt securities not expected to be sold	$(8,244)	$(9,508)
Unrealized net gain (loss) on other available for sale securities	7,022	6,274
Unrecognized pension and postretirement obligations	(29,494)	(22,124)

Accumulated other comprehensive loss	$(30,716)	$(25,358)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income – basic earnings per share	$22,362	$17,922	$39,537	$33,902
Interest expense on convertible debt	5	5	10	10

Net income after assumed conversion – diluted earnings per share	$22,367	$17,927	$39,547	$33,912

Basic weighted average common shares outstanding	123,254,895	113,878,018	121,732,522	113,814,527
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	839,894	437,156	800,164	374,751

Diluted weighted average common shares outstanding	124,094,789	114,315,174	122,532,686	114,189,278

Basic earnings per share	$0.18	$0.16	$0.32	$0.30

Diluted earnings per share	$0.18	$0.16	$0.32	$0.30

For the three months ended June 30, 2011 and 2010, 336,573 and 720,194 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive. For the six months ended June 30, 2011 and 2010, 356,393 and 889,474 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Six Months Ended June 30	2011	2010
Interest paid on deposits and other borrowings	$39,128	$47,944
Income taxes paid	2,000	16,250
Transfers of loans to other real estate owned	14,608	9,904
Financing of other real estate owned sold	281	613

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2011
Interest income	$88,207	$3	$33	$8,492	$1,420	$98,155
Interest expense	15,718	—	—	1,064	2,679	19,461
Net interest income	72,489	3	33	7,428	(1,259)	78,694
Provision for loan losses	6,812	—	—	1,656	83	8,551
Non-interest income	20,726	6,368	3,001	549	(1,386)	29,258
Non-interest expense	54,319	4,649	2,772	4,381	443	66,564
Intangible amortization	1,615	83	107	—	—	1,805
Income tax expense (benefit)	8,495	585	56	769	(1,235)	8,670
Net income (loss)	21,974	1,054	99	1,171	(1,936)	22,362
Total assets	9,657,270	20,485	19,366	169,765	(9,723)	9,857,163
Total intangibles	576,786	11,799	11,564	1,809	—	601,958

At or for the Three Months Ended June 30, 2010
Interest income	$85,242	$3	$52	$8,124	$940	$94,361
Interest expense	19,215	—	—	1,200	2,465	22,880
Net interest income	66,027	3	52	6,924	(1,525)	71,481
Provision for loan losses	10,488	—	—	1,577	174	12,239
Non-interest income	19,307	5,234	3,199	612	91	28,443
Non-interest expense	50,123	4,174	2,969	3,874	265	61,405
Intangible amortization	1,485	87	107	—	—	1,679
Income tax expense (benefit)	6,291	351	64	752	(779)	6,679
Net income (loss)	16,947	625	111	1,333	(1,094)	17,922
Total assets	8,643,089	20,110	20,750	166,441	(17,330)	8,833,060
Total intangibles	538,553	12,142	11,991	1,809	—	564,495

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2011
Interest income	$175,990	$6	$66	$16,562	$2,902	$195,526
Interest expense	32,112	—	—	2,181	5,256	39,549
Net interest income	143,878	6	66	14,381	(2,354)	155,977
Provision for loan losses	13,648	—	—	2,984	147	16,779
Non-interest income	40,807	12,306	6,559	1,071	(3,053)	57,690
Non-interest expense	114,376	9,582	6,063	8,705	599	139,325
Intangible amortization	3,221	167	213	—	—	3,601
Income tax expense (benefit)	14,331	918	126	1,452	(2,402)	14,425
Net income (loss)	39,109	1,645	223	2,311	(3,751)	39,537
Total assets	9,657,270	20,485	19,366	169,765	(9,723)	9,857,163
Total intangibles	576,786	11,799	11,564	1,809	—	601,958

At or for the Six Months Ended June 30, 2010
Interest income	$168,706	$6	$107	$16,126	$1,962	$186,907
Interest expense	39,692	—	—	2,457	4,872	47,021
Net interest income	129,014	6	107	13,669	(2,910)	139,886
Provision for loan losses	20,995	—	—	2,897	311	24,203
Non-interest income	41,955	10,219	6,882	1,186	(1,524)	58,718
Non-interest expense	102,788	8,163	5,906	7,912	392	125,161
Intangible amortization	2,977	175	214	—	—	3,366
Income tax expense (benefit)	11,523	678	310	1,461	(2,000)	11,972
Net income (loss)	32,686	1,209	559	2,585	(3,137)	33,902
Total assets	8,643,089	20,110	20,750	166,441	(17,330)	8,833,060
Total intangibles	538,553	12,142	11,991	1,809	—	564,495

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2011, approximately 98.4% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 1.6% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2011, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	000000000	000000000	000000000	000000000
	Level 1	Level 2	Level 3	Total
June 30, 2011
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$333,284	$—	$333,284
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	241,148	—	241,148
Agency collateralized mortgage obligations	—	186,985	—	186,985
Non-agency collateralized mortgage obligations	—	35	—	35
States of the U.S. and political subdivisions	—	44,957	—	44,957
Collateralized debt obligations	—	—	6,605	6,605
Other debt securities	—	—	5,946	5,946

	—	806,409	12,551	818,960

Available for sale equity securities:
Financial services industry	375	1,011	467	1,853
Insurance services industry	34	—	—	34

	409	1,011	467	1,887

	409	807,420	13,018	820,847
Derivative financial instruments	—	29,333	—	29,333

	$409	$836,753	$13,018	$850,180

Liabilities measured at fair value:
Derivative financial instruments	—	$29,326	—	$29,326

	—	$29,326	—	$29,326

	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$300,568	$—	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	211,507	—	211,507
Agency collateralized mortgage obligations	—	147,866	—	147,866
Non-agency collateralized mortgage obligations	—	38	—	38
States of the U.S. and political subdivisions	—	58,738	—	58,738
Collateralized debt obligations	—	—	5,974	5,974
Other debt securities	—	—	11,245	11,245

	—	718,717	17,219	735,936

Available for sale equity securities:
Financial services industry	470	1,313	375	2,158
Insurance services industry	31	—	—	31

	501	1,313	375	2,189

	501	720,030	17,594	738,125
Derivative financial instruments	—	25,631	—	25,631

	$501	$745,661	$17,594	$763,756

Liabilities measured at fair value:
Derivative financial instruments	—	$25,043	—	$25,043

	—	$25,043	—	$25,043

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Total
Six Months Ended June 30, 2011
Balance at beginning of period	$5,974	$11,245	$375	$17,594
Total gains (losses) – realized/unrealized:
Included in earnings	—	(48)	—	(48)
Included in other comprehensive income	631	844	92	1,567
Redemptions	—	(6,095)	—	(6,095)
Transfers in and/or (out) of Level 3	—	—	—

Balance at end of period	$6,605	$5,946	$467	$13,018

	Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Total
Twelve Months Ended December 31, 2010
Balance at beginning of period	$4,824	$10,430	$333	$15,587
Total gains (losses) – realized/unrealized:
Included in earnings	(2,281)	—	—	(2,281)
Included in other comprehensive income	3,431	815	42	4,288
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of period	$5,974	$11,245	$375	$17,594

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.

The amount of total losses included in earnings for the six months ended June 30, 2011 and 2010 and for the full year of 2010 attributable to the change in unrealized gains or losses relating to assets still held as of those dates was $0, $2,281 and $2,281, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.

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

	Level 1	Level 2	Level 3	Total
June 30, 2011
Impaired loans	$—	$428	$6,306	$6,734
Other real estate owned	—	2,016	12,710	14,726

December 31, 2010
Impaired loans	—	1,157	26,082	27,239
Other real estate owned	—	18,429	12,337	30,766

Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2011 had a carrying amount of $10,137 and an allocated allowance for loan losses of $3,921 at June 30, 2011. The allocated allowance is based on fair value of $6,734 less estimated costs to sell of $518. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $3,587 which was included in the provision for loan losses for the six months ended June 30, 2011. For the six months ended June 30, 2010, the allowance and provision for loan losses include losses of $3,861 on fair value measurements or re-measurements applicable to impaired loans occurring during the period.

OREO with a carrying amount of $17,362 was written down to $12,850 (fair value of $14,702 less estimated costs to sell of $1,852), resulting in a loss of $4,512, which was included in earnings for the six months ended June 30, 2011. Earnings for the six months ended June 30, 2010 include losses of $2,600 on fair value measurements or re-measurements applicable to OREO occurring during the period.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	June 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$189,133	$189,133	$131,571	$131,571
Securities available for sale	820,847	820,847	738,125	738,125
Securities held to maturity	1,010,672	1,038,434	940,481	959,414
Net loans, including loans held for sale	6,603,293	6,645,714	5,994,735	6,035,129
Bank owned life insurance	208,714	208,714	208,051	208,051
Accrued interest receivable	26,034	26,034	25,345	25,345

Financial Liabilities
Deposits	7,397,219	7,431,243	6,646,143	6,677,301
Short-term borrowings	728,300	728,300	753,603	754,211
Long-term debt	221,061	226,402	192,058	197,397
Junior subordinated debt	203,941	150,516	204,036	141,061
Accrued interest payable	7,287	7,287	6,866	6,866

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month and six-month periods ended June 30, 2011. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2010 Annual Report on Form 10-K filed with the SEC on February 25, 2011. The Corporation’s results of operations for the six months ended June 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.

IMPORTANT CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, relating to present or future trends or factors affecting the banking industry and, specifically, the financial operations, markets and products of the Corporation. Forward-looking statements are typically identified by words such as “believe”, “plan”, “expect”, “anticipate”, “intend”, “outlook”, “estimate”, “forecast”, “will”, “should”, “project”, “goal”, and other similar words and expressions. These forward-looking statements involve certain risks, uncertainties and assumptions. There are a number of important factors that could cause the Corporation’s future results to differ materially from historical performance or projected performance. These factors include, but are not limited to: (1) a significant increase in competitive pressures among financial institutions; (2) changes in the interest rate environment that may reduce net interest margins; (3) changes in prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions; (5) various monetary and fiscal policies and regulations of the U.S. government that may adversely affect the businesses in which the Corporation is engaged; (6) technological issues which may adversely affect the Corporation’s financial operations or customers; (7) changes in the securities markets; (8) risk factors mentioned in the reports and registration statements the Corporation files with the SEC which are available on the Corporation’s website at www.fnbcorporation.com and on the SEC website at www.sec.gov; (9) housing prices; (10) job market; (11) consumer confidence and spending habits and (12) estimates of fair value of certain the Corporation’s assets and liabilities. Although the Corporation believes that the assumptions made in connection with the forward-looking statements are reasonable, the Corporation cannot assure that these assumptions and expectations are correct. All information provided in this Report is based on information only as of the date provided and the Corporation undertakes no obligation to revise these forward-looking statements or to reflect events or circumstances after the date this Report is filed with the SEC.

CRITICAL ACCOUNTING POLICIES

A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2010 Annual Report on Form 10-K filed with the SEC on February 25, 2011 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2010.

OVERVIEW

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania and Ohio and through a loan production office in Pennsylvania. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Net income for the three months ended June 30, 2011 was $22.4 million or $0.18 per diluted share, compared to net income for the three months ended June 30, 2010 of $17.9 million or $0.16 per diluted share. For the three months ended June 30, 2011, the Corporation’s return on average equity was 7.69% and its return on average assets was 0.91%, compared to 6.83% and 0.81%, respectively, for the three months ended June 30, 2010.

In addition to evaluating its results of operations in accordance with GAAP, the Corporation routinely supplements its evaluation with an analysis of certain non-GAAP financial measures, such as return on average tangible equity and return on average tangible assets. The Corporation believes these non-GAAP financial measures provide information useful to investors in understanding the Corporation’s operating performance and trends, and facilitate comparisons with the performance of the Corporation’s peers. The non-GAAP financial measures used by the Corporation may differ from the non-GAAP financial measures other financial institutions use to measure their results of operations. Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Corporation’s reported results prepared in accordance with GAAP. The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended June 30,
	2011	2010
Return on average tangible equity:
Net income (annualized)	$89,695	$71,886
Amortization of intangibles, net of tax (annualized)	4,707	4,376

	$94,402	$76,262

Average total stockholders’ equity	$1,166,305	$1,052,569
Less: Average intangibles	(603,552)	(565,294)

	$562,753	$487,275

Return on average tangible equity	16.77%	15.65%

Return on average tangible assets:

Net income (annualized)	$89,695	$71,886
Amortization of intangibles, net of tax (annualized)	4,707	4,376

	$94,402	$76,262

Average total assets	$9,866,025	$8,874,430
Less: Average intangibles	(603,552)	(565,294)

	$9,262,473	$8,309,136

Return on average tangible assets	1.02%	0.92%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Three Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$167,924	$97	0.23%	$159,874	$109	0.27%
Taxable investment securities (1)	1,566,447	10,975	2.75	1,411,524	11,323	3.16
Non-taxable investment securities (2)	199,882	2,870	5.74	187,692	2,773	5.91
Loans (2) (3)	6,623,337	86,212	5.22	5,938,142	81,821	5.52

Total interest earning assets (2)	8,557,590	100,154	4.69	7,697,232	96,026	5.00

Cash and due from banks	166,216			139,760
Allowance for loan losses	(109,489)			(113,531)
Premises and equipment	126,527			116,156
Other assets	1,125,181			1,034,814

	$9,866,025			$8,874,430

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,905,795	2,626	0.36	$2,437,887	2,598	0.46
Savings	982,921	474	0.19	859,650	412	0.19
Certificates and other time	2,315,829	10,954	1.90	2,219,194	13,766	2.49
Customer repurchase agreements	588,564	758	0.51	618,554	1,120	0.72
Other short-term borrowings	144,301	876	2.40	126,972	911	2.84
Long-term debt	206,201	1,655	3.22	228,959	2,091	3.66
Junior subordinated debt	203,934	2,118	4.16	204,455	1,982	3.89

Total interest bearing liabilities (2)	7,347,545	19,461	1.06	6,695,671	22,880	1.37

Non-interest bearing demand	1,249,029			1,028,632
Other liabilities	104,146			97,558

	8,700,720			7,821,861

Stockholders’ equity	1,166,305			1,052,569

	$9,867,025			$8,874,430

Excess of interest earning assets over interest bearing liabilities	$1,210,045			$1,001,561

Fully tax-equivalent net interest income		80,693			73,146
Tax-equivalent adjustment		(1,999)			(1,665)

Net interest income		$78,694			$71,481

Net interest spread			3.63%			3.63%

Net interest margin (2)			3.78%			3.81%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended June 30, 2011, net interest income, which comprised 72.9% of net revenue (net interest income plus non-interest income) compared to 71.5% for the same period in 2010, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $7.5 million or 10.3% from $73.1 million for the three months ended June 30, 2010 to $80.7 million for the same period of 2011. Average earning assets increased $860.4 million or 11.2% and average interest bearing liabilities increased $651.9 million or 9.7% from the three months ended June 30, 2010 due to organic growth in investments, loans, deposits and customer repurchase agreements combined with the acquisition of CBI. The Corporation’s net interest margin decreased from 3.81% for the second quarter of 2010 to 3.78% for the second quarter of 2011 due to loan yields declining faster than deposit rates, increased liquidity, including the impact of investing the May 2011 capital raise proceeds and securities, and higher cash balances invested on an overnight basis. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$5	$(17)	$(12)
Securities	1,145	(1,396)	(251)
Loans	8,169	(3,778)	4,391

	9,319	(5,191)	4,128

Interest Expense
Deposits:
Interest bearing demand	387	(359)	28
Savings	57	5	62
Certificates and other time	579	(3,391)	(2,812)
Customer repurchase agreements	(52)	(310)	(362)
Other short-term borrowings	114	(149)	(35)
Long-term debt	(196)	(240)	(436)
Junior subordinated debt	(5)	141	136

	884	(4,303)	(3,419)

Net Change	$8,435	$(888)	$7,547

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $100.2 million for the second quarter of 2011 increased by $4.1 million or 4.3% from the same period of 2010 primarily due to increased earning assets resulting from a combination of organic growth and the CBI acquisition, partially offset by lower yields. The increase in earning assets was primarily driven by a $685.2 million or 11.5% increase in average loans during the second quarter of 2011. Loans acquired from CBI totaled $445.3 million on the acquisition date. The yield on earning assets decreased 31 basis points from the three months ended June 30, 2010 to 4.69% for the three months ended June 30, 2011, reflecting the decreases in market interest rates and competitive pressure.

Interest expense of $19.5 million for the three months ended June 30, 2011 decreased $3.4 million or 14.9% from the same period of 2010 due to lower rates paid partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of CBI . The rate paid on interest bearing liabilities decreased 31 basis points to 1.06% during the second quarter of 2011 compared to the second quarter of 2010, reflecting changes in interest rates and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $877.2 million or 12.2% for the second quarter of 2011, compared to the same period of 2010, driven by success with ongoing marketing campaigns designed to attract new customers combined with customer preferences to keep funds in banks due to uncertainties in the market and the acquisition of CBI. This growth was partially offset by a $22.8 million or 9.9% reduction in long-term debt primarily associated with the pre-payment and maturities of certain higher cost borrowings during the first quarter of 2010.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $8.6 million during the second quarter of 2011 decreased $3.7 million from the same period in 2010. During the second quarter of 2011, net charge-offs decreased $0.9 million from the same period of 2010. The Corporation recognized lower net charge-offs in its Florida portfolio, which decreased $1.7 million compared to the second quarter of 2010, and higher net charge-offs in its Pennsylvania portfolio, which increased $0.9 million compared to the second quarter of 2010. The allowance for loan losses decreased $4.8 million to $109.2 million at June 30, 2011 from June 30, 2010. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $8.6 million provision for loan losses for the second quarter of 2011 was comprised of $2.2 million relating to FNBPA’s Florida region, $1.7 million relating to Regency and $4.7 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the second quarter of 2011, net charge-offs were $6.9 million or 0.42% (annualized) of average loans compared to $7.8 million or 0.53% (annualized) of average loans for the same period in 2010. The net charge-offs for the second quarter of 2011 were comprised of $0.2 million or 0.35% (annualized) of average loans relating to FNBPA’s Florida region, $1.4 million or 3.62% (annualized) of average loans relating to Regency and $5.3 million or 0.34% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $29.3 million for the second quarter of 2011 increased $0.8 million or 2.9% from the same period of 2010. Increases in service charges, securities commissions and fees, trust income and income from BOLI combined with lower OTTI charges were partially offset by decreases in insurance commissions and fees, gain on sale of securities and other non-interest income. The variances in these non-interest income items are further explained in the following paragraphs.

There were no net impairment losses on securities for the three months ended June 30, 2011, compared to losses of $0.6 million for the same period of 2010.

Service charges on loans and deposits of $15.7 million for the second quarter of 2011 increased $1.0 million or 6.8% from the same period of 2010, reflecting increases of $0.7 million in income from interchange fees and $0.6 million in other service charges due to a combination of new account growth and the CBI acquisition. These increases were partially offset by a decrease of $0.2 million in overdraft fees resulting from changes in the pattern of consumer behavior and the implementation of Regulation E, which was effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $3.7 million for the three months ended June 30, 2011 decreased by $0.2 million or 4.8% from the same period of 2010 primarily as a result of lower contingent and commission revenues resulting from current industry trends.

Securities commissions of $2.1 million for the second quarter of 2011 increased by $0.4 million or 20.3% from the same period of 2010 primarily due to positive results from initiatives started towards the end of 2010, combined with increased volume, organic growth, improved market conditions and the CBI acquisition.

Trust fees of $3.9 million for the second quarter of 2011 increased by $0.8 million or 23.8% from the same period of 2010 due to increased volume, organic growth, improved market conditions and the CBI acquisition. Assets under management increased by $181.0 million or 8.1% to $2.4 billion over this same period.

Gain on the sale of residential mortgage loans of $0.4 million for the second quarter of 2011 decreased from $0.8 million for the same period of 2010 as a result of fewer loans sold, reflecting the national trends for residential real estate loans. For the second quarter of 2011, the Corporation sold $28.2 million of residential mortgage loans compared to $37.2 million for the same period of 2010 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $1.4 million for the three months ended June 30, 2011 increased by $0.1 million or 10.0% from the same period of 2010.

Other income of $2.1 million for the second quarter of 2011 decreased $1.4 million or 40.5% from the same period of 2010. The primary item contributing to this decrease was a $1.6 million gain relating to the successful harvesting of a mezzanine financing relationship by the Corporation’s merchant banking subsidiary during the second quarter of 2010. Partially offsetting this decrease was an increase of $0.2 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.

Non-Interest Expense

Total non-interest expense of $68.4 million for the second quarter of 2011 increased $5.3 million or 8.4% from the same period of 2010. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, merger-related expenses and other non-interest expense, partially offset by decreases in outside services and Federal Deposit Insurance Corporation (FDIC) insurance. These variances in non-interest expense items are further explained in the following paragraphs.

Salaries and employee benefits of $36.5 million for the three months ended June 30, 2011 increased $3.1 million or 9.4% from the same period of 2010. This increase was primarily attributable to higher salary and employee benefit expense due to the CBI acquisition and merit increases combined with higher incentive compensation, restricted stock expense and 401(k) contribution expense. These increases were partially offset by lower retirement plan expense as a result of the Corporation freezing the RIP at December 31, 2010, as discussed in the Retirement and Other Postretirement Benefit Plans footnote.

Occupancy and equipment expense of $10.0 million for the second quarter of 2011 increased $0.5 million or 5.7% from the same period of 2010 primarily due to higher expenses associated with the CBI acquisition.

Amortization of intangibles expense of $1.8 million for the second quarter of 2011 increased $0.1 million or 7.5% from the same period of 2010 due to higher intangible balances due to the CBI acquisition.

Outside services expense of $5.4 million for the three months ended June 30, 2011 decreased $0.5 million or 8.6% from the same period of 2010, primarily resulting from a decrease of $0.5 million in fees associated with ATM services due to new contract pricing combined with a decrease of $0.3 million in courier expenses resulting from the elimination of courier service related to check imaging of daily cash letters. These decreases were partially offset by an increase of $0.3 million related to services provided other relating to various projects.

FDIC insurance of $1.9 million for the second quarter of 2011 decreased $0.8 million or 29.2% from the same period of 2010 primarily due to new assessment methodology effective during the second quarter of 2011, partially offset by the impact of the CBI acquisition.

The Corporation recorded $0.2 million in merger-related costs associated with the CBI acquisition and the pending PFC acquisition during the second quarter of 2011. No merger-related costs were recorded during the same period of 2010.

Other non-interest expense increased to $12.6 million for the second quarter of 2011 from $10.0 million for the second quarter of 2010, primarily resulting from an increase of $2.0 million due to OREO expenses to reflect the current valuations and property maintenance costs, mainly relating to the Corporation’s Florida real estate loan portfolio. Additionally, marketing expense, loan related expense and state capital stock tax expense increased $0.3 million, $0.2 million and $0.1 million, respectively, during that same time period mainly due to the acquisition of CBI.

Income Taxes

The Corporation’s income tax expense of $8.7 million for the second quarter of 2011 increased $2.0 million or 29.8% from the same period of 2010. The effective tax rate of 27.94% for the second quarter of 2011 increased slightly from 27.15% for the same period of 2010 primarily due to higher taxable income for the second quarter of 2011. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Net income for the six months ended June 30, 2011 was $39.5 million or $0.32 per diluted share, compared to net income for the six months ended June 30, 2010 of $33.9 million or $0.30 per diluted share. For the six months ended June 30, 2011, the Corporation’s return on average equity was 6.94% and its return on average assets was 0.82%, compared to 6.51% and 0.78%, respectively, for the six months ended June 30, 2010.

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Six Months Ended June 30,
	2011	2010
Return on average tangible equity:
Net income (annualized)	$79,729	$68,366
Amortization of intangibles, net of tax (annualized)	4,720	4,412

	$84,449	$72,778

Average total stockholders’ equity	$1,148,065	$1,049,846
Less: Average intangibles	(599,516)	(566,134)

	$548,549	$483,712

Return on average tangible equity	15.40%	15.05%

Return on average tangible assets:
Net income (annualized)	$79,729	$68,366
Amortization of intangibles, net of tax (annualized)	4,720	4,412

	$84,449	$72,778

Average total assets	$9,780,993	$8,810,141
Less: Average intangibles	(599,516)	(566,134)

	$9,181,477	$8,244,007

Return on average tangible assets	0.92%	0.88%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$152,687	$178	0.24%	$178,029	$206	0.23%
Taxable investment securities (1)	1,546,078	21,594	2.74	1,348,390	22,576	3.30
Non-taxable investment securities (2)	203,039	5,839	5.75	192,710	5,650	5.86
Loans (2) (3)	6,582,006	171,879	5.26	5,914,051	161,778	5.51

Total interest earning assets (2)	8,483,810	199,490	4.73	7,633,180	190,210	5.01

Cash and due from banks	154,453			138,179
Allowance for loan losses	(108,877)			(110,908)
Premises and equipment	126,915			116,743
Other assets	1,124,692			1,032,947

	$9,780,993			$8,810,141

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,845,081	5,307	0.38	$2,406,500	5,547	0.46
Savings	976,618	952	0.20	851,018	824	0.20
Certificates and other time	2,327,922	22,390	1.94	2,219,065	27,959	2.54
Customer repurchase agreements	617,088	1,677	0.54	607,677	2,308	0.76
Other short-term borrowings	143,918	1,790	2.47	129,839	1,854	2.84
Long-term debt	202,644	3,283	3.27	245,846	4,637	3.80
Junior subordinated debt	203,947	4,150	4.10	204,540	3,892	3.84

Total interest bearing liabilities (2)	7,317,218	39,549	1.09	6,664,485	47,021	1.42

Non-interest bearing demand	1,212,229			999,441
Other liabilities	103,481			96,369

	8,632,928			7,760,295
Stockholders’ equity	1,148,065			1,049,846

	$9,780,993			$8,810,141

Excess of interest earning assets over interest bearing liabilities	$1,166,592			$968,695

Fully tax-equivalent net interest income		159,941			143,189
Tax-equivalent adjustment		(3,964)			(3,303)

Net interest income		$155,977			$139,886

Net interest spread			3.64%			3.59%

Net interest margin (2)			3.79%			3.77%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

For the six months ended June 30, 2011, net interest income, which comprised 73.0% of net revenue compared to 70.4% for the same period in 2010, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $16.8 million or 11.7% from $143.2 million for the six months ended June 30, 2010 to $159.9 million for the same period of 2011. Average earning assets increased $850.6 million or 11.1% and average interest bearing liabilities increased $652.7 million or 9.8% from the six months ended June 30, 2010 due to organic growth in investments, loans, deposits and customer repurchase agreements combined with the acquisition of CBI. The Corporation’s net interest margin increased from 3.77% for the first six months of 2010 to 3.79% for the first six months of 2011 as deposit rates declined faster than loan yields along with an improved funding mix with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest bearing liabilities and changes in the rates for the six months ended June 30, 2011 compared to the six months ended June 30, 2010 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(30)	$2	$(28)
Securities	2,831	(3,624)	(793)
Loans	15,808	(5,707)	10,101

	18,609	(9,329)	9,280

Interest Expense
Deposits:
Interest bearing demand	736	(976)	(240)
Savings	120	8	128
Certificates and other time	1,338	(6,907)	(5,569)
Customer repurchase agreements	35	(666)	(631)
Other short-term borrowings	187	(251)	(64)
Long-term debt	(751)	(603)	(1,354)
Junior subordinated debt	(11)	269	258

	1,654	(9,126)	(7,472)

Net Change	$16,955	$(203)	$16,752

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $199.5 million for the six months ended June 30, 2011 increased by $9.3 million or 4.9% from the same period of 2010 primarily due to increased earning assets resulting from a combination of organic growth and the CBI acquisition, partially offset by lower yields. The increase in earning assets was primarily driven by a $668.0 million or 11.3% increase in average loans during the first six months of 2011. Loans acquired from CBI totaled $445.3 million on the acquisition date. The yield on earning assets decreased 28 basis points from the six months ended June 30, 2010 to 4.73% for the six months ended June 30, 2011, reflecting the decreases in market interest rates and competitive pressure.

Interest expense of $39.5 million for the six months ended June 30, 2011 decreased $7.5 million or 15.9% from the same period of 2010 due to lower rates paid partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of CBI. The rate paid on interest bearing liabilities decreased 33 basis points to 1.09% during the first six months of 2011 compared to the first six months of 2010, reflecting changes in interest rates and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $895.2 million or 12.6% for the first six months of 2011, compared to the same period of 2010, driven by success with ongoing marketing campaigns designed to attract new customers combined with customer preferences to keep funds in banks due to uncertainties in the market and the acquisition of CBI. This growth was partially offset by a $43.2 million or 17.6% reduction in long-term debt primarily associated with the pre-payment and maturities of certain higher cost borrowings during the first quarter of 2010.

Provision for Loan Losses

The provision for loan losses of $16.8 million during the first six months of 2011 decreased $7.4 million from the same period in 2010. During the first six months of 2011, net charge-offs decreased $1.1 million from the same period of 2010 as the Corporation recognized lower net charge-offs in its Florida portfolio, which decreased $1.5 million compared to the first six months of 2011. The allowance for loan losses decreased $4.8 million to $109.2 million at June 30, 2011 from June 30, 2010. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $16.8 million provision for loan losses for the first six months of 2011 was comprised of $3.8 million relating to FNBPA’s Florida region, $3.0 million relating to Regency and $10.0 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first six months of 2011, net charge-offs were $13.7 million or 0.42% (annualized) of average loans compared to $14.8 million or 0.51% (annualized) of average loans for the same period in 2010. The net charge-offs for the first six months of 2011 were comprised of $1.3 million or 1.44% (annualized) of average loans relating to FNBPA’s Florida region, $3.0 million or 3.76% (annualized) of average loans relating to Regency and $9.4 million or 0.30% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $57.7 million for the first six months of 2011 decreased $1.0 million or 1.8% from the same period of 2010. Increases in service charges, securities commissions and fees, trust income, gain on sale of loans and income from BOLI combined with lower OTTI charges were more than offset by decreases in insurance commissions and fees, gain on sale of securities and other non-interest income. The variances in these non-interest income items are further explained in the following paragraphs.

There were no net impairment losses on securities for the six months ended June 30, 2011, compared to losses of $2.3 million for the same period of 2010.

Service charges on loans and deposits of $30.0 million for the first six months of 2011 increased $1.6 million or 5.7% from the same period of 2010, reflecting increases of $1.4 million in income from interchange fees and $0.8 million in other service charges due to a combination of new account growth and the CBI acquisition. These increases were partially offset by a decrease of $0.6 million in overdraft fees resulting from changes in the pattern of consumer behavior and the implementation of Regulation E, which was effective for new accounts on July 1, 2010 and existing accounts on August 15, 2010. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $7.8 million for the six months ended June 30, 2011 decreased by $0.4 million or 4.4% from the same period of 2010 primarily as a result of lower contingent and commission revenues resulting from current industry trends.

Securities commissions of $4.1 million for the first six months of 2011 increased by $0.8 million or 23.2% from the same period of 2010 primarily due to positive results from initiatives started towards the end of 2010, combined with increased volume, organic growth, improved market conditions and the CBI acquisition.

Trust fees of $7.7 million for the first six months of 2011 increased by $1.3 million or 20.7% from the same period of 2010 due to increased volume, organic growth, improved market conditions and the CBI acquisition. Assets under management increased by $181.0 million or 8.1% to $2.4 billion over this same period.

Gain on sale of securities of $0.1 million for the first six months of 2011 decreased $2.3 million or 96.2% from the same period of 2010 primarily as a result of the Corporation selling a $6.0 million U.S. government agency security and $53.8 million of mortgage-backed securities during the first quarter of 2010 to better position the balance sheet

Gain on the sale of residential mortgage loans of $1.1 million for the first six months of 2011 decreased from $1.4 million for the same period of 2010 as a result of fewer loans sold, reflecting national trends for residential real estate loans. For the first six months of 2011, the Corporation sold $70.9 million of residential mortgage loans compared to $74.7 million for the same period of 2010 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $2.6 million for the six months ended June 30, 2011 increased by $0.3 million or 12.6% from the same period of 2010.

Other income of $4.3 million for the first six months of 2011 decreased $4.4 million or 50.5% from the same period of 2010. The primary items contributing to this decrease were $3.5 million less in recoveries on impaired loans acquired in previous acquisitions and a $1.6 million gain relating to the successful harvesting of a mezzanine financing relationship by the Corporation’s merchant banking subsidiary during the first half of 2010. Partially offsetting these decreases was an increase of $0.8 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.

Non-Interest Expense

Total non-interest expense of $142.9 million for the first six months of 2011 increased $14.4 million or 11.2% from the same period of 2010. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, FDIC insurance and merger-related expenses partially offset by decreases in outside services and other non-interest expense. These variances in non-interest expense items are further explained in the following paragraphs.

Salaries and employee benefits of $74.9 million for the six months ended June 30, 2011 increased $8.4 million or 12.6% from the same period of 2010. This increase was primarily attributable to higher salary expense due to the CBI acquisition and merit increases combined with higher incentive compensation, restricted stock expense and 401(k) contribution expense. These increases were partially offset by lower retirement plan expense as a result of the Corporation freezing the RIP at December 31, 2010, as discussed in the Retirement and Other Postretirement Benefit Plans footnote.

Occupancy and equipment expense of $20.4 million for the first six months of 2011 increased $0.9 million or 4.4% from the same period of 2010 primarily due to the CBI acquired branch offices.

Amortization of intangibles expense of $3.6 million for the first six months of 2011 increased $0.2 million or 7.0% from the same period of 2010 due to higher intangible balances due to the CBI acquisition.

Outside services expense of $10.6 million for the six months ended June 30, 2011 decreased $0.8 million or 7.3% from the same period of 2010, primarily resulting from a decrease of $0.3 million in fees associated with ATM services due to new contract pricing combined with a decrease of $0.7 million in courier expenses resulting from the elimination of courier service related to check imaging of daily cash letters. These decreases were partially offset by an increase of $0.4 million related to services provided other relating to various projects. FDIC insurance of $4.6 million for the first six months of 2011 decreased $0.7 million or 12.8% from the same period of 2010 due to the new assessment methodology effective during the second quarter of 2011, partially offset by the impact of the CBI acquisition.

The Corporation recorded $4.3 million in merger-related costs associated with the CBI acquisition and the pending PFC acquisition during the first six months of 2011. No merger-related costs were recorded during the same period of 2010.

Other non-interest expense of $24.6 million for the first six months of 2011 increased $2.1 million or 9.4% from the same period of 2010. During the first six months of 2011, OREO expenses increased $2.4 million to reflect the current valuations and property maintenance costs, primarily associated with the Corporation’s Florida real estate loan portfolio. Additionally, other expenses, including loan related, marketing, state capital stock taxes, supplies and postage increased a combined $1.7 million during the first six months of 2011 mainly due to the acquisition of CBI. During the first six months of 2010, the Corporation recorded charges of $2.3 million associated with the prepayment of certain higher cost borrowings to better position the balance sheet.

Income Taxes

The Corporation’s income tax expense of $14.4 million for the first six months of 2011 increased $2.5 million or 20.5% from the same period of 2010. The effective tax rate of 26.73% for the first six months of 2011 increased slightly from 26.10% for the same period of 2010 primarily due to higher taxable income for the first six months of 2011. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments and loans, tax credits and income from BOLI.

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

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the 235 banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short-term and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at June 30, 2011 was $141.5 million compared to $91.6 million at December 31, 2010. This increase is primarily the result of the $62.8 million of net proceeds from the stock offering completed on May 18, 2011. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.4x on June 30, 2011 and 2.0x on December 31, 2010 versus a policy guideline of >= 1.0x. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 18 months on June 30, 2011 and 12 months on December 31, 2010 versus a policy guideline of >= 3 months. Regency also has a $25.0 million committed line of credit with a major domestic bank. As of June 30, 2011 and December 31, 2010, $10.0 million was outstanding. In addition, the Corporation also issues subordinated notes through Regency on a regular basis. Subordinated notes increased $5.1 million or 2.5% during the first six months of 2011 to $209.3 million at June 30, 2011.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and customer repurchase agreements. On average, deposits and customer repurchase agreements increased $125.1 million or 6.3% annualized for the quarter. The growth in transaction deposit accounts and customer repurchase agreements was due to new client acquisition and higher customer balances. This was partially offset by the continued planned decline in time deposits given the Corporation’s overall positive liquidity position. FNBPA had unused wholesale credit availability of $3.0 billion or 31.6% of bank assets at June 30, 2011 and $2.9 billion or 33.1% of bank assets at December 31, 2010. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled

5.3% and 4.6% of bank assets as of June 30, 2011 and December 31, 2010, respectively. FNBPA also offers an offshore, non-collateralized, interest-bearing savings account. This account has reduced the security pledging requirements of FNBPA as customers move from repurchase agreements to this account. Consequently, the lower pledging requirements have resulted in a higher level of unpledged government and agency securities available for contingency funding needs. The account balance was $129.8 million and $30.4 million as of June 30, 2011 and December 31, 2010, respectively.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of June 30, 2011 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets of 2.6% and (1.1)% as of June 30, 2011 and December 31, 2010, respectively, compares to an internal guideline of between 5.0% and (5.0)%.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$191,685	$309,253	$449,661	$741,671	$1,692,270
Investments	78,148	127,050	199,970	258,406	663,574

	269,833	436,303	649,631	1,000,077	2,355,844

Liabilities
Non-maturity deposits	47,567	95,134	142,701	285,402	570,804
Time deposits	127,234	244,617	396,199	546,720	1,314,770
Borrowings	46,908	30,024	43,145	91,527	211,604

	221,709	369,775	582,045	923,649	2,097,178

Period Gap (Assets – Liabilities)	$48,124	$66,528	$67,586	$76,428	$258,666

Cumulative Gap	$48,124	$114,652	$182,238	$258,666

Cumulative Gap to Total Assets	0.5%	1.2%	1.8%	2.6%

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

The following repricing gap analysis (in thousands) as of June 30, 2011 compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Interest Earning Assets (IEA)
Loans	$2,245,488	$519,132	$391,927	$611,536	$3,768,083
Investments	87,348	148,443	253,361	309,131	798,283

	2,332,836	667,575	645,288	920,667	4,566,366

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,888,096	—	—	—	1,888,096
Time deposits	140,651	245,504	395,584	545,865	1,327,604
Borrowings	656,517	28,765	9,007	23,252	717,541

	2,685,264	274,269	404,591	569,117	3,933,241

Period Gap	$(352,428)	$393,306	$240,697	$351,550	$633,125

Cumulative Gap	$(352,428)	$40,878	$281,575	$633,125

IEA/IBL (Cumulative)	0.87	1.01	1.08	1.16

Cumulative Gap to IEA	(4.1)%	0.5%	3.3%	7.4%

The cumulative twelve-month IEA to IBL ratio changed to 1.16 for June 30, 2011 from 1.13 for December 31, 2010.

The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of June 30, 2011.

The Corporation completed a core deposit study in early 2011 in which a statistical analysis of the behavior of these funds was conducted using data over nearly six years. The study provided historical behaviors of pricing elasticity, in terms of both rate change magnitude (beta) and the time lag in response to a change in market rates, for various core deposit categories. The study also provided estimates of the average lives of these categories. The ALCO reviewed the study extensively and made changes to its modeling assumptions for the betas, lags and average lives of deposits and repurchase agreements. In all cases, the revised assumptions were more conservative than those values indicated by the historical study. That is, while rate lag and life assumptions were increased, they were still less than those implied by the study. The beta assumptions, in aggregate, were largely unchanged from prior quarter and were more than those implied by the study. The Quarterly Report on Form 10-Q for the period ended March 31, 2011 provided interest rate risk metrics using both old and new assumptions so that the user could see the effect of this assumption change.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates.

	June 30, 2011	December 31, 2010	ALCO Guidelines
Net interest income change (12 months):
+ 300 basis points	2.1%	0.1%	+/-5.0%
+ 200 basis points	1.4%	0.0%	+/-5.0%
+ 100 basis points	0.6%	(0.1)%	+/-5.0%
– 100 basis points	0.3%	0.2%	+/-5.0%

Economic value of equity:
+ 300 basis points	(0.9)%	(8.5)%	—
+ 200 basis points	(0.1)%	(5.2)%	—
+ 100 basis points	0.4%	(2.2)%	—
– 100 basis points	(4.9)%	1.4%	—

The Corporation’s strategy is to manage to a relatively neutral interest rate risk position. Currently, rising rates are expected to have a modest, positive effect on net interest income. The Corporation has maintained a relatively stable net interest margin over the last five years despite market rate volatility.

During the first six months of 2011, the ALCO utilized several strategies to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. The average life of the certificates of deposit portfolio increased to 16.9 months as of June 30, 2011 from 14.6 months as of December 31, 2010. This was due to the CBI acquisition and also due to the fact that new volumes of certificates of deposit in the first six months of 2011 had an average original term of 18 months. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 58.4% of total loans as of December 31, 2010 to 58.7% of total loans as of June 30, 2011. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The duration of the investment portfolio is relatively low at 2.4 years at June 30, 2011 and 2.5 years at December 31, 2010. The investment portfolio is expected to generate approximately $375.6 million in cash flow over the remainder of 2011. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $121.9 million in notional swap principal originated during the first six months of 2011 contributed to the increase in adjustable loans and contributed to the current total of $570.3 million of notional principal under the swap program. For additional information regarding interest rate swaps, see the Derivative Instruments footnote.

OCC Bulletin 2000-16 mandates that banks have their asset/liability models independently validated on a periodic basis. The Corporation’s Asset/Liability Management Policy states that the model will be validated at least every three years. A leading asset/liability consulting firm issued a report as of December 31, 2009 after conducting a validation of the model for FNBPA. The model received an “Excellent” rating, which according to the consultant, indicates that the overall model implementation meets FNBPA’s earnings performance assessment and interest rate risk analysis needs.

The Corporation recognizes that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest earning assets and pricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and available industry data. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the balance sheet structure as of the valuation date and do not reflect the planned growth or management actions which could be taken.

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

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	June 30, 2011	December 31, 2010
Non-interest bearing	$1,267,554	$1,093,230
Savings and NOW	3,853,257	3,423,844
Certificates of deposit and other time deposits	2,276,408	2,129,069

Total deposits	7,397,219	6,646,143
Customer repurchase agreements	563,196	611,902

Total deposits and customer repurchase agreements	$7,960,415	$7,258,045

Total deposits and customer repurchase agreements increased by $702.4 million or 9.7% to $8.0 billion at June 30, 2011 compared to December 31, 2010, primarily as a result of the CBI acquisition combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts) and customer repurchase agreements. The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking.

NON-PERFORMING ASSETS

Non-performing assets, which is comprised of non-performing loans, OREO and non-performing investments, totaled $169.6 million at June 30, 2011 compared to $174.0 million at December 31, 2010. The composition of non-performing loans and OREO changed during the first six months of 2011 as non-accrual loans decreased $8.5 million, while restructured loans and OREO increased $0.4 million and $3.1 million, respectively. Additionally, non-performing investments increased $0.6 million during this same period. The decrease in non-accrual loans was driven by a $10.3 million decrease in non-accrual loans in the Corporation’s Florida portfolio, partially offset by increases of $2.1 million and $0.2 million in non-accrual loans in the Corporation’s Pennsylvania and Regency portfolios, respectively. The increase in restructured loans was primarily the result of an increase of $1.9 million relating to the Corporation’s Pennsylvania portfolio from modifying residential loans to help homeowners retain their residences. Additionally, OREO associated with the Corporation’s Florida portfolio increased $3.0 million primarily the result of successful foreclosure efforts during 2011.

The following tables provide additional information relating to non-performing loans for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
June 30, 2011
Non-performing loans	$75,905	$44,890	$6,442	$127,237
Other real estate owned (OREO)	10,472	23,868	1,453	35,793
Total past due loans	113,804	44,913	5,899	164,616
Non-performing loans/total loans	1.19%	24.91%	3.95%	1.90%
Non-performing loans + OREO/ total loans + OREO	1.36%	33.69%	4.80%	2.42%

December 31, 2010
Non-performing loans	$71,961	$55,222	$8,111	$135,294
Other real estate owned (OREO)	10,520	20,860	1,322	32,702
Total past due loans	103,255	57,721	6,869	167,845
Non-performing loans/total loans	1.26%	28.28%	4.98%	2.22%
Non-performing loans + OREO/ total loans + OREO	1.44%	35.20%	5.75%	2.74%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 2011 increased $3.1 million or 2.9% from December 31, 2010 as the provision for loan losses during the six months ended June 30, 2011 of $16.8 million exceeded net charge-offs of $13.7 million. The increased lending activity in the Corporation’s Pennsylvania portfolio resulted in a $0.6 million increase in the allowance for loan losses for this portfolio over this same time period. Meanwhile, the duration of the slow economic environment in the Corporation’s Florida portfolio continues to be a challenge as the allowance for loan losses for the Florida portfolio was $20.0 million or 11.11% of total loans in that portfolio at June 30, 2011 compared to $17.5 million or 8.95% of that portfolio at December 31, 2010. Based on data collected from reappraisals during 2010 on certain properties in the Florida portfolio, along with Florida market data, the information suggests that Florida land valuations have not yet fully stabilized. The allowance for the Florida land-related portfolio at June 30, 2011 was $9.7 million or 18.1% of the land-related portfolio compared to $7.6 million or 12.12% of the land-related portfolio at December 31, 2010.

During the first six months of 2011, the Corporation reduced its Florida land-related portfolio including OREO by $4.2 million or 5.4%, reducing total land-related exposure including OREO to $73.9 million. In addition, the condominium portfolio including OREO has been reduced to zero as the Corporation sold the remaining property that made up this category during the first quarter of 2011.

The allowance for loan losses as a percentage of non-performing loans increased from 78.44% as of December 31, 2010 to 85.84% as of June 30, 2011. While the allowance for loan losses increased $3.1 million or 2.9% since December 31, 2010, non-performing loans decreased $8.1 million or 6.0% over the same period. Additionally, loans acquired from CBI were reduced by the difference between the contractual and expected cash flows, which represents a credit mark on the acquired portfolio of $26.6 million. The ratio of the allowance for loan losses and credit mark to total loans and credit mark was 2.04% for the six months ended June 30, 2011.

The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended June 30, 2011
Provision for loan losses	$4,655	$2,240	$1,656	$8,551
Allowance for loan losses	82,353	20,018	6,853	109,224
Net loan charge-offs	5,346	160	1,433	6,939
Net loan charge-offs (annualized)/ average loans	0.34%	0.35%	3.62%	0.42%
Allowance for loan losses/total loans	1.30%	11.11%	4.20%	1.63%
Allowance for loan losses/ non-performing loans	108.50%	44.59%	106.38%	85.84%

At or for the Three Months Ended December 31, 2010
Provision for loan losses	$7,939	$1,271	$1,597	$10,807
Allowance for loan losses	81,797	17,485	6,838	106,120
Net loan charge-offs	6,870	12,901	1,543	21,314
Net loan charge-offs (annualized)/ average loans	0.48%	25.05%	3.78%	1.40%
Allowance for loan losses/total loans	1.43%	8.95%	4.20%	1.74%
Allowance for loan losses/ non-performing loans	113.67%	31.66%	84.30%	78.44%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. Through June 30, 2011, the Corporation has issued 30,187,500 common shares in public equity offerings under this registration statement. The capital offering completed in May 2011 increased the Corporation’s capital by $62.8 million, which increased all consolidated capital ratios. FNBPA has not received a benefit from this offering as the capital was retained at the parent company to provide future flexibility, primarily to address the capital needs related to the pending PFC acquisition scheduled for early 2012.

Capital management is a continuous process with capital plans for the Corporation and FNBPA updated annually. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional common stock in to order maintain its well-capitalized status.

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

The Corporation’s management believes that, as of June 30, 2011 and December 31, 2010, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of June 30, 2011, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of June 30, 2011 and December 31, 2010 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$949,842	13.3%	$715,069	10.0%	$572,055	8.0%
FNBPA	828,556	11.8	699,808	10.0	559,847	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	831,759	11.6	429,041	6.0	286,027	4.0
FNBPA	731,714	10.5	419,885	6.0	279,923	4.0

Leverage Ratio:
F.N.B. Corporation	831,759	9.0	463,441	5.0	370,753	4.0
FNBPA	731,714	8.1	449,690	5.0	359,752	4.0

December 31, 2010
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$836,228	12.9%	$648,244	10.0%	$518,595	8.0%
FNBPA	768,040	12.3	626,183	10.0	500,946	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	737,755	11.4	388,946	6.0	259,297	4.0
FNBPA	689,495	11.0	375,710	6.0	250,473	4.0

Leverage Ratio:
F.N.B. Corporation	737,755	8.7	424,362	5.0	339,490	4.0
FNBPA	689,495	8.3	414,734	5.0	331,787	4.0

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT OF 2010

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) became law. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector and will fundamentally change the system of regulatory oversight as is described in more detail under Part I, Item 1, “Business – Government Supervision and Regulation” included in the Corporation’s 2010 Annual Report on Form 10-K as filed with the SEC on February 25, 2011. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. While the Corporation is not subject to these rules so long as it does not have assets in excess of $10 billion, the Corporation’s activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may lead the Corporation to match any new lower fee structure implemented by larger financial institutions to remain competitive. Such lower fees could impact the revenue the Corporation earns from debit interchange fees, which were equal to $15.2 million for 2010 and $8.6 million for the six months ended June 30, 2011.

However, upon completion of the merger between the Corporation and PFC, the combined company will have assets in excess of $10 billion and will be subject to the FRB rules concerning debit card interchange fees. The Corporation estimates that the combined company’s revenues earned from interchange fees could decrease by as much as $8.0 million or more per year prior to the implementation of any mitigation strategies that are currently being analyzed by the Corporation.

If the Corporation maintains the current asset position of $9.9 billion through December 31, 2011, the impact of the above debit card regulations will not apply until July 1, 2013. If the Corporation exceeds the $10 billion asset threshold on December 31, 2011, the new regulations will become effective for the Corporation on July 1, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2010 Annual Report on Form 10-K as filed with the SEC on February 25, 2011.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2011, as required by paragraph (d) of Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

•

Liquidity Risk, which is the risk of loss due to the possibility that funds may not be available to satisfy current or future obligations resulting from external macro market issues, investor and customer perception of financial strength, and events unrelated to the company such as war, terrorism or financial institution markets specific issues; and

•

Operational Risk, which is the risk of loss due to human error, inadequate or failed internal systems and controls, violations, or non-compliance with, laws, rules, regulations, prescribed best practices, or ethical standards, external influences, fraudulent activities, disasters and securities risks.

More information on risk is set forth in Part I, Item 1A, Risk Factors, included in the Corporation’s 2010 Annual Report on Form 10-K as filed with the SEC on February 25, 2011. Additional information regarding Risk Factors can also be found in the Liquidity, Market Risk and Risk Management sections of Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. *

*	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: August 5, 2011	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
Chief Executive Officer (Principal Executive Officer)

Dated: August 5, 2011	/s/ Vincent J. Calabrese
Vincent J. Calabrese
Chief Financial Officer (Principal Financial Officer)

Dated: August 5, 2011	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller (Principal Accounting Officer)