Form 10-Q
period 2011-09-30
FNB CORP/FL/
filed 2011-11-08
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

724-981-6000

Registrant’s telephone number, including area code:

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $0.01 Par Value	127,135,221 Shares

F.N.B. CORPORATION

FORM 10-Q

September 30, 2011

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Cash and due from banks	$197,753	$115,556
Interest bearing deposits with banks	34,982	16,015

Cash and Cash Equivalents	232,735	131,571
Securities available for sale	802,455	738,125
Securities held to maturity (fair value of $1,020,643 and $959,414)	984,201	940,481
Residential mortgage loans held for sale	10,307	12,700
Loans, net of unearned income of $45,145 and $42,183	6,788,540	6,088,155
Allowance for loan losses	(108,813)	(106,120)

Net Loans	6,679,727	5,982,035
Premises and equipment, net	125,748	115,956
Goodwill	567,511	528,720
Core deposit and other intangible assets, net	32,772	32,428
Bank owned life insurance	207,600	208,051
Other assets	308,288	269,848

Total Assets	$9,951,344	$8,959,915

Liabilities
Deposits:
Non-interest bearing demand	$1,335,417	$1,093,230
Savings and NOW	3,794,127	3,423,844
Certificates and other time deposits	2,238,745	2,129,069

Total Deposits	7,368,289	6,646,143
Other liabilities	124,479	97,951
Short-term borrowings	817,343	753,603
Long-term debt	222,788	192,058
Junior subordinated debt	203,954	204,036

Total Liabilities	8,736,853	7,893,791
Stockholders’ Equity
Common stock—$0.01 par value
Authorized – 500,000,000 shares
Issued – 127,342,749 and 114,902,454 shares	1,268	1,143
Additional paid-in capital	1,222,123	1,094,713
Retained earnings	24,760	6,564
Accumulated other comprehensive loss	(30,248)	(33,732)
Treasury stock – 215,150 and 155,369 shares at cost	(3,412)	(2,564)

Total Stockholders’ Equity	1,214,491	1,066,124

Total Liabilities and Stockholders’ Equity	$9,951,344	$8,959,915

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest Income
Loans, including fees	$86,038	$81,507	$255,937	$241,885
Securities:
Taxable	10,744	10,524	32,233	33,100
Nontaxable	1,847	1,779	5,676	5,489
Dividends	13	17	144	54
Other	60	120	238	326

Total Interest Income	98,702	93,947	294,228	280,854
Interest Expense
Deposits	13,078	15,742	41,727	50,072
Short-term borrowings	1,644	2,029	5,111	6,191
Long-term debt	1,698	1,825	4,981	6,462
Junior subordinated debt	1,880	2,092	6,030	5,984

Total Interest Expense	18,300	21,688	57,849	68,709

Net Interest Income	80,402	72,259	236,379	212,145
Provision for loan losses	8,573	12,313	25,352	36,516

Net Interest Income After Provision for Loan Losses	71,829	59,946	211,027	175,629
Non-Interest Income
Impairment losses on securities	(473)	—	(473)	(9,539)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	436	—	436	7,251

Net impairment losses on securities	(37)	—	(37)	(2,288)
Service charges	16,057	14,250	46,058	42,634
Insurance commissions and fees	4,002	3,921	11,812	12,094
Securities commissions and fees	1,858	1,794	5,960	5,122
Trust fees	3,565	3,084	11,222	9,430
Gain on sale of securities	49	80	141	2,517
Gain on sale of residential mortgage loans	657	964	1,800	2,339
Bank owned life insurance	1,309	1,448	3,913	3,760
Other	2,170	2,213	6,451	10,864

Total Non-Interest Income	29,630	27,754	87,320	86,472
Non-Interest Expense
Salaries and employee benefits	37,149	33,831	112,059	100,348
Net occupancy	5,514	4,781	16,484	15,159
Equipment	4,749	4,486	14,149	13,625
Amortization of intangibles	1,808	1,675	5,409	5,041
Outside services	5,447	5,737	16,024	17,144
FDIC insurance	1,699	2,627	6,288	7,890
Merger related	282	72	4,589	72
Other	12,569	11,038	37,141	33,495

Total Non-Interest Expense	69,217	64,247	212,143	192,774

Income Before Income Taxes	32,242	23,453	86,204	69,327
Income taxes	8,469	6,236	22,894	18,208

Net Income	$23,773	$17,217	$63,310	$51,119

Net Income per Share – Basic	$0.19	$0.15	$0.51	$0.45
Net Income per Share – Diluted	0.19	0.15	0.51	0.45
Cash Dividends per Share	0.12	0.12	0.36	0.36

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Compre-hensive Income	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2011		$1,143	$1,094,713	$6,564	$(33,732)	$(2,564)	$1,066,124
Net income	$63,310			63,310			63,310
Change in other comprehensive income, net of tax	3,484				3,484		3,484

Comprehensive income	$66,794

Common stock dividends ($0.36/share)				(45,114)			(45,114)
Issuance of common stock		125	124,100			(848)	123,377
Restricted stock compensation			3,371				3,371
Tax expense of stock-based compensation			(61)				(61)

Balance at September 30, 2011		$1,268	$1,222,123	$24,760	$(30,248)	$(3,412)	$1,214,491

Balance at January 1, 2010		$1,138	$1,087,369	$(12,833)	$(30,633)	$(1,739)	$1,043,302
Net income	$51,119			51,119			51,119
Change in other comprehensive income, net of tax	7,152				7,152		7,152

Comprehensive income	$58,271

Common stock dividends ($0.36/share)				(41,412)			(41,412)
Issuance of common stock		4	3,604			(778)	2,830
Restricted stock compensation			2,060				2,060
Tax expense of stock-based compensation			(205)				(205)

Balance at September 30, 2010		$1,142	$1,092,828	$(3,126)	$(23,481)	$(2,517)	$1,064,846

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$63,310	$51,119
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	16,990	21,558
Provision for loan losses	25,352	36,516
Deferred taxes	6,892	(3,137)
Gain on sale of securities	(141)	(2,517)
Other-than-temporary impairment losses on securities	37	2,288
Tax expense of stock-based compensation	61	205
Net change in:
Interest receivable	883	275
Interest payable	(1,519)	(1,685)
Trading securities	110,490	—
Residential mortgage loans held for sale	2,393	(3,975)
Bank owned life insurance	476	(2,289)
Other, net	26,806	14,145

Net cash flows provided by operating activities	252,030	112,503

Investing Activities
Net change in loans	(323,897)	(204,584)
Securities available for sale:
Purchases	(250,558)	(335,865)
Sales	10,883	59,459
Maturities	292,247	259,191
Securities held to maturity:
Purchases	(332,870)	(278,089)
Maturities	176,009	181,662
Purchase of bank owned life insurance	(26)	(27)
Withdrawal/surrender of bank owned life insurance	—	360
Increase in premises and equipment	(9,648)	(5,305)
Net cash received in business combinations	23,374	—

Net cash flows used in investing activities	(414,486)	(323,198)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	297,049	235,883
Time deposits	(116,864)	(18,278)
Short-term borrowings	38,629	148,415
Increase in long-term debt	46,569	108,871
Decrease in long-term debt	(25,114)	(230,492)
Decrease in junior subordinated debt	(82)	(506)
Net proceeds from issuance of common stock	68,608	4,890
Tax expense of stock-based compensation	(61)	(205)
Cash dividends paid	(45,114)	(41,412)

Net cash flows provided by financing activities	263,620	207,166

Net Increase in Cash and Cash Equivalents	101,164	(3,529)
Cash and cash equivalents at beginning of period	131,571	310,550

Cash and Cash Equivalents at End of Period	$232,735	$307,021

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

September 30, 2011

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

COMMON STOCK

On May 18, 2011, the Corporation completed a public offering of 6,037,500 shares of common stock at a price of $10.70 per share, including 787,500 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $62,803.

MERGERS AND ACQUISITIONS

On January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc. (CBI), a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625,570 in assets, which included $445,271 in loans, and $561,796 in deposits. The transaction, valued at $75,547, resulted in the Corporation paying $17,202 in cash and issuing 5,940,742 shares of its common stock in exchange for 1,719,820 shares of CBI common stock. The assets and liabilities of CBI were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2011, the acquisition date, and CBI’s results of operations have been included in the Corporation’s consolidated statement of income since that date. CBI’s banking affiliate, Community Bank and Trust Company, was merged into FNBPA on January 1, 2011. Based on a preliminary purchase price allocation, the Corporation recorded $38,790 in goodwill and $4,785 in core deposit intangible as a result of the acquisition. The Corporation has not yet finalized its determination of the fair values of certain acquired assets and liabilities and will adjust goodwill upon completion of the valuation process. None of the goodwill is deductible for income tax purposes.

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

Acquired Loans

All loans acquired in acquisitions after December 31, 2010 are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The excess of gross expected cash flows at acquisition over the estimated fair value is referred to as the accretable yield and is recognized into interest income over the remaining life of the loan. The difference between contractually required payments at acquisition and the expected cash flows to be collected at acquisition is referred to as the non-accretable yield. The non-accretable yield represents estimated future credit losses expected to be incurred over the life of the loan. Subsequent decreases in expected cash flows that are attributable, at least in part, to credit quality are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in expected cash flows result in an increase to the accretable yield that is recognized into interest income over the remaining life of the loan using the interest method. The Corporation’s evaluation of the amount of future cash flows that it expects to collect is performed in a similar manner as that used to determine its allowance for loan losses. Charge-offs of the principal amount on acquired loans would be first applied to the non-accretable discount portion of the fair value adjustment.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and if the Corporation expects to fully collect the new carrying value of the loans. As such, the Corporation may no longer consider the loan to be non-accrual or non-performing and may accrue interest on these loans.

NEW ACCOUNTING STANDARDS

Intangibles – Goodwill and Other

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other, which simplifies how entities test goodwill for impairment. Under the amendments in this ASU, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation intends to adopt this standard during the fourth quarter of 2011. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, with the intention of increasing the prominence of other comprehensive income in the financial statements. The FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single continuous statement format would include the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income as well as the total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. These requirements should be applied retrospectively and are effective for the first interim or annual period beginning after December 15, 2011. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Amendments to Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRSs). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments result in common fair value measurement and disclosure requirements in GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this standard are to be applied prospectively and are effective during interim and annual periods beginning after December 15, 2011. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Troubled Debt Restructurings

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, to address diversity in practice concerning determining whether a restructuring constitutes a troubled debt restructuring. This update specifies that in evaluating whether a restructuring is a troubled debt restructuring (TDR), a creditor must separately conclude both that a concession has been granted by the creditor and that the debtor is experiencing financial difficulties. Also, ASU No. 2011-02 provides clarifying guidance in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. In addition, the update precludes a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring is a TDR. These requirements are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to restructurings made during the period from the beginning of the annual period of adoption to the date of adoption. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. Treasury and other U.S. government agencies and corporations	$307,769	$1,079	$(59)	$308,789
Residential mortgage-backed securities:
Agency mortgage-backed securities	225,184	8,000	—	233,184
Agency collateralized mortgage obligations	203,014	3,298	—	206,312
Non-agency collateralized mortgage obligations	32	—	(1)	31
States of the U.S. and political subdivisions	40,310	1,437	—	41,747
Collateralized debt obligations	19,224	—	(13,539)	5,685
Other debt securities	6,860	—	(1,887)	4,973

Total debt securities	802,393	13,814	(15,486)	800,721
Equity securities	1,593	196	(55)	1,734

	$803,986	$14,010	$(15,541)	$802,455

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$299,861	$1,395	$(688)	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	205,443	6,064	—	211,507
Agency collateralized mortgage obligations	146,977	1,081	(192)	147,866
Non-agency collateralized mortgage obligations	37	1	—	38
States of the U.S. and political subdivisions	57,830	934	(26)	58,738
Collateralized debt obligations	19,288	—	(13,314)	5,974
Other debt securities	12,989	—	(1,744)	11,245

Total debt securities	742,425	9,475	(15,964)	735,936
Equity securities	1,867	381	(59)	2,189

	$744,292	$9,856	$(16,023)	$738,125

Securities Held To Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. Treasury and other U.S. government agencies and corporations	$4,605	$351	$—	$4,956
Residential mortgage-backed securities:
Agency mortgage-backed securities	739,501	31,714	—	771,215
Agency collateralized mortgage obligations	58,610	750	(172)	59,188
Non-agency collateralized mortgage obligations	27,006	197	(1,135)	26,068
States of the U.S. and political subdivisions	150,419	5,305	(6)	155,718
Collateralized debt obligations	2,477	—	(434)	2,043
Other debt securities	1,583	31	(159)	1,455

	$984,201	$38,348	$(1,906)	$1,020,643

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$4,925	$212	$—	$5,137
Residential mortgage-backed securities:
Agency mortgage-backed securities	688,575	23,878	(3,079)	709,374
Agency collateralized mortgage obligations	71,102	511	(889)	70,724
Non-agency collateralized mortgage obligations	33,950	328	(1,331)	32,947
States of the U.S. and political subdivisions	137,210	1,735	(1,630)	137,315
Collateralized debt obligations	3,132	—	(778)	2,354
Other debt securities	1,587	18	(42)	1,563

	$940,481	$26,682	$(7,749)	$959,414

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the CBI acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the first quarter of 2011. As of September 30, 2011 and December 31, 2010, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on sales of securities as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross gains	$49	$80	$337	$2,517
Gross losses	—	—	(196)	—

	$49	$80	$141	$2,517

The gross gains for the nine months ended September 30, 2010 included a gain of $2,291 relating to the sale of a $6,016 U.S. government agency security and $52,625 of mortgage backed securities. These securities were sold to better position the balance sheet.

As of September 30, 2011, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$40,077	$40,384	$6,708	$6,769
Due from one to five years	264,448	265,085	14,500	15,185
Due from five to ten years	10,883	11,260	37,817	39,193
Due after ten years	58,755	44,465	100,059	103,025

	374,163	361,194	159,084	164,172
Residential mortgage-backed securities:
Agency mortgage-backed securities	225,184	233,184	739,501	771,215
Agency collateralized mortgage obligations	203,014	206,312	58,610	59,188
Non-agency collateralized mortgage obligations	32	31	27,006	26,068
Equity securities	1,593	1,734	—	—

	$803,986	$802,455	$984,201	$1,020,643

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At September 30, 2011 and December 31, 2010, securities with a carrying value of $651,077 and $651,299, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $681,225 and $676,083 at September 30, 2011 and December 31, 2010, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
U.S. Treasury and other U.S. government agencies and corporations	$38,449	$(59)	$—	$—	$38,449	$(59)
Residential mortgage-backed securities:
Non-agency collateralized mortgage obligations	31	(1)	—	—	31	(1)
Collateralized debt obligations	—	—	5,685	(13,539)	5,685	(13,539)
Other debt securities	—	—	4,973	(1,887)	4,973	(1,887)
Equity securities	288	(18)	636	(37)	924	(55)

	$38,768	$(78)	$11,294	$(15,463)	$50,062	$(15,541)

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$117,140	$(688)	$—	$—	$117,140	$(688)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	22,616	(192)	—	—	22,616	(192)
States of the U.S. and political subdivisions	3,322	(26)	—	—	3,322	(26)
Collateralized debt obligations	—	—	5,974	(13,314)	5,974	(13,314)
Other debt securities	4,024	(62)	7,221	(1,682)	11,245	(1,744)
Equity securities	—	—	648	(59)	648	(59)

	$147,102	$(968)	$13,843	$(15,055)	$160,945	$(16,023)

Securities held to maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2011
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	$12,651	$(172)	$—	$—	$12,651	$(172)
Non-agency collateralized mortgage obligations	3,594	(11)	8,913	(1,124)	12,507	(1,135)
States of the U.S. and political subdivisions	1,478	(6)	—	—	1,478	(6)
Collateralized debt obligations	—	—	2,043	(434)	2,043	(434)
Other debt securities	—	—	1,168	(159)	1,168	(159)

	$17,723	$(189)	$12,124	$(1,717)	$29,847	$(1,906)

December 31, 2010
Residential mortgage-backed securities:
Agency mortgage-backed securities	$156,544	$(3,079)	$—	$—	$156,544	$(3,079)
Agency collateralized mortgage obligations	39,074	(889)	—	—	39,074	(889)
Non-agency collateralized mortgage obligations	2,551	(12)	10,739	(1,319)	13,290	(1,331)
States of the U.S. and political subdivisions	47,125	(1,415)	2,319	(215)	49,444	(1,630)
Collateralized debt obligations	—	—	2,354	(778)	2,354	(778)
Other debt securities	—	—	1,288	(42)	1,288	(42)

	$245,294	$(5,395)	$16,700	$(2,354)	$261,994	$(7,749)

As of September 30, 2011, securities with unrealized losses for less than 12 months include 3 investments in U.S. Treasury and other U.S. government agencies and corporations, 3 investments in residential mortgage-backed securities (1 investment in an agency collateralized mortgage obligation (CMO) and 2 investments in non-agency CMOs),

1 investment in states of the U.S. and political subdivisions and 3 investments in equity securities. Securities with unrealized losses of greater than 12 months include 2 investments in residential mortgage-backed securities (non-agency CMOs), 13 investments in collateralized debt obligations (CDOs), 5 investments in other debt securities and 2 investments in equity securities as of September 30, 2011. The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

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

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC Topic 325, Investments—Other. All other securities are required to be evaluated under ASC Topic 320, Investments – Debt Securities.

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

The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and five single issue securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At September 30, 2011, the 13 pooled TPS had an estimated fair value of $7,728 while the single-issuer TPS had an estimated fair value of $6,141. The Corporation has concluded from the analysis performed at September 30, 2011 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

The Corporation recognized net impairment losses on securities of $37 and $2,288 for the nine months ended September 30, 2011 and 2010, respectively, due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired.

At September 30, 2011, all 12 of the pooled trust preferred security investments on which OTTI has been recognized are classified as non-performing investments.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	September 30, 2011	December 31, 2010
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(16,051)
Additions related to credit loss for securities with previously recognized OTTI	(37)	(2,235)
Additions related to credit loss for securities with initial OTTI	—	(46)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,369)	$(18,332)

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

The following table provides information relating to the Corporation’s TPS as of September 30, 2011:

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)
Pooled TPS:
P1	C1	$5,500	$2,266	$901	$(1,365)	C	42	21	17	43	11
P2	C1	4,889	2,746	572	(2,174)	C	41	16	15	29	12
P3	C1	5,561	4,218	1,237	(2,981)	C	50	13	5	23	14
P4	C1	3,994	2,852	776	(2,076)	C	52	15	8	32	14
P5	MEZ	482	330	209	(121)	C	17	19	9	57	11
P6	MEZ	1,909	1,050	614	(436)	C	16	19	17	38	9
P7	B3	2,000	726	268	(458)	C	20	29	9	34	10
P8	B1	3,028	2,386	711	(1,675)	C	49	14	23	39	13
P9	C	5,048	756	138	(618)	C	32	14	32	41	11
P10	C	507	461	71	(390)	C	50	13	14	25	12
P11	C	2,010	788	111	(677)	C	41	15	16	30	13
P12	A4L	2,000	645	77	(568)	C	23	16	26	46	13

Total OTTI		36,928	19,224	5,685	(13,539)		433	16	15	36	12

P13(3)	SNR	2,383	2,477	2,043	(434)	BBB	15	13	16	37	12

Total Not OTTI		2,383	2,477	2,043	(434)		15	13	16	37	12

Total Pooled TPS		$39,311	$21,701	$7,728	$(13,973)		448	16	15	36	12

Single Issuer TPS:
S1		$2,000	$1,949	$1,225	$(724)	BB+	1
S2		2,000	1,913	1,438	(475)	BBB+	1
S3		2,000	2,000	1,734	(266)	B+	1
S4		1,000	999	577	(422)	BB+	1
S5		1,300	1,326	1,167	(159)	BB+	1

Total Single Issuer TPS		$8,300	$8,187	$6,141	$(2,046)		5

Total TPS		$47,611	$29,888	$13,869	$(16,019)		453

(1)	Some current deferrals will cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. The P13 security had excess subordination as a percent of current collateral of 67.42% as of September 30, 2011.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $192,166 as of September 30, 2011 is highly rated with an average rating of AA and 99.6% of the portfolio rated A or better. General obligation bonds comprise 100% of the portfolio. Geographically, these support the Corporation’s footprint as 77.1% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $966. Finally, this portfolio is supported by underlying insurance as 82.3% of the securities have credit support.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, have a book value of $27,006 at September 30, 2011. Paydowns during the first nine months of 2011 amounted to $6,943, an annualized paydown rate of 27.3%. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 2.0% to 7.0%. The current credit support range is now 2.5% to 20.0%, due to paydowns and good credit performance through the first half of 2008. Beginning in the second half of 2008, national delinquencies, an early warning sign of potential default, began to accelerate on the collateral pools. The slight upward trend of the rate of delinquencies throughout 2010 generally continued through the third quarter of 2011. All CMO holdings are current with regards to principal and interest.

The rating agencies monitor the underlying collateral performance of these non-agency CMOs for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, six of the ten non-agency CMOs have been downgraded since the original purchase date with one being downgraded this quarter.

The Corporation determines its credit-related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12—18 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio.

The following table provides information relating to the Corporation’s non-agency CMOs as of September 30, 2011:

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %						% Total Delinquency	Original % LTV	Original Credit Score
Security	Original Year	Book Value	S&P	Moody’s	Original	Current	. 30 Day	60 Day	90 Day	% Foreclosure	% OREO	% Bankruptcy
1	2003	$2,991	AAA	n/a	2.5	5.9	0.9	0.3	0.8	0.7	0.0	0.5	3.2	51.9	738
2	2003	2,103	AAA	n/a	4.3	16.6	1.9	1.3	3.5	3.4	0.6	1.5	12.1	55.9	710
3	2003	1,403	AAA	n/a	2.0	6.6	0.9	0.0	1.1	2.6	0.2	0.5	5.3	47.2	741
4	2003	1,406	AAA	n/a	2.7	18.4	1.2	0.0	0.9	3.1	0.0	1.4	6.5	49.9	n/a
5	2004	3,604	AAA	Baa2	7.0	20.0	1.2	0.4	2.5	6.9	1.1	1.1	13.2	55.1	689
6	2004	2,514	AA+	n/a	5.3	10.4	0.0	0.5	3.7	2.4	0.0	1.0	7.6	46.1	734
7	2004	1,155	n/a	A1	2.5	8.7	0.0	0.0	0.0	6.3	0.0	0.0	6.3	55.6	736
8	2004	1,793	AAA	Baa2	4.4	9.4	1.2	0.8	0.7	2.5	0.5	1.5	7.2	55.0	733
9	2005	6,345	CCC	Caa1	5.1	4.6	3.8	1.2	10.5	7.7	1.2	2.2	26.6	65.3	706
10	2005	3,692	CC	B3	4.7	2.5	3.5	1.7	3.1	10.0	1.2	1.2	20.7	65.6	726

		$27,006			4.1	9.3								57.1	718

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

At September 30, 2011 and December 31, 2010, the Corporation’s FHLB stock totaled $24,754 and $26,564, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC Topic 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At June 30, 2011, the FHLB’s capital ratio of 7.9% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

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

At September 30, 2011, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS

Following is a summary of loans, net of unearned income:

	September 30, 2011	December 31, 2010
Commercial	$3,819,806	$3,337,992
Direct installment	1,033,688	1,002,725
Residential mortgages	673,598	622,242
Indirect installment	538,366	514,369
Consumer lines of credit	580,968	493,881
Commercial leases	103,764	79,429
Other	38,350	37,517

	$6,788,540	$6,088,155

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

Unearned income on loans was $45,145 and $42,183 at September 30, 2011 and December 31, 2010, respectively.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial loans in Florida, which totaled $176,578 or 2.6% of total loans as of September 30, 2011 compared to $195,281 or 3.2% of total loans as of December 31, 2010. In addition, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $161,832 or 2.4% of total loans as of September 30, 2011 compared to $162,805 or 2.7% of total loans as of December 31, 2010.

The composition of the Corporation’s commercial loan portfolio in Florida consisted of the following as of September 30, 2011: unimproved residential land (7.5%), unimproved commercial land (18.3%), improved land (2.5%), income producing commercial real estate (51.2%), residential construction (6.4%), commercial construction (12.8%) and owner-occupied (1.3%). The weighted average loan-to-value ratio for this portfolio based on most recent appraisals was 81.5% as of September 30, 2011.

The majority of the Corporation’s loan portfolio consists of commercial loans. As of September 30, 2011 and December 31, 2010, commercial real estate loans were $2,310,497 and $2,115,492, or 34.0% and 34.7% of total loans, respectively. As of September 30, 2011, approximately 47.0% of the commercial real estate loans were owner-occupied, while the remaining 53.0% were non-owner-occupied. As of September 30, 2011 and December 31, 2010, the Corporation had commercial construction loans of $199,649 and $202,018, respectively, representing 2.9% and 3.3%, respectively, of total loans for those periods.

CREDIT QUALITY

Management monitors the credit quality of the Corporation’s loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

Non-performing loans include non-accrual loans and non-performing TDRs. Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals generally when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed and interest accrued in prior years is charged to the allowance for loan losses. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectibility of the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods.

Following is a summary of non-performing assets:

	September 30, 2011	December 31, 2010
Non-accrual loans	$113,416	$115,589
Troubled debt restructurings	12,017	19,705

Total non-performing loans	125,433	135,294
Other real estate owned (OREO)	34,640	32,702

Total non-performing loans and OREO	160,073	167,996
Non-performing investments	5,685	5,974

Total non-performing assets	$165,758	$173,970

	September 30, 2011	December 31, 2010
Asset quality ratios:
Non-performing loans as a percent of total loans	1.85%	2.22%
Non-performing loans + OREO as a percent of total loans + OREO	2.35%	2.74%
Non-performing assets as a percent of total assets	1.67%	1.94%

Following is an age analysis of the Corporation’s past due loans, by class:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans
September 30, 2011
Commercial	$17,139	$9,604	$103,101	$129,844	$3,689,962	$3,819,806
Direct installment	8,692	2,709	3,435	14,836	1,018,852	1,033,688
Residential mortgages	11,593	3,723	3,577	18,893	654,705	673,598
Indirect installment	3,668	300	899	4,867	533,499	538,366
Consumer lines of credit	2,303	260	1,054	3,617	577,351	580,968
Commercial leases	1,021	—	1,350	2,371	101,393	103,764
Other	1	14	—	15	38,335	38,350

	$44,417	$16,610	$113,416	$174,443	$6,614,097	$6,788,540

December 31, 2010
Commercial	$17,101	$3,020	$106,724	$126,845	$3,211,147	$3,337,992
Direct installment	8,603	2,496	3,285	14,384	988,341	1,002,725
Residential mortgages	9,127	2,144	3,272	14,543	607,699	622,242
Indirect installment	5,659	394	750	6,803	507,566	514,369
Consumer lines of credit	1,581	571	588	2,740	491,141	493,881
Commercial leases	1,551	9	970	2,530	76,899	79,429
Other	—	—	—	—	37,517	37,517

	$43,622	$8,634	$115,589	$167,845	$5,920,310	$6,088,155

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated although the loan performs as agreed

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

Following is a table showing commercial loans by credit quality category:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2011
Commercial – PA	$3,319,082	$133,017	$185,777	$5,352	$3,643,228
Commercial – FL	79,010	16,912	80,656	—	176,578
Commercial leases	98,685	3,195	1,884	—	103,764

	$3,496,777	$153,124	$268,317	$5,352	$3,923,570

December 31, 2010
Commercial – PA	$2,887,682	$80,409	$170,714	$3,906	$3,142,711
Commercial – FL	83,444	38,664	73,173	—	195,281
Commercial leases	77,945	505	979	—	79,429

	$3,049,071	$119,578	$244,866	$3,906	$3,417,421

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer and other loans by payment activity:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
September 30, 2011
Direct installment	$1,025,841	$7,847	$1,033,688
Residential mortgages	664,190	9,408	673,598
Indirect installment	537,399	967	538,366
Consumer lines of credit	579,820	1,148	580,968
Other	38,350	—	38,350

December 31, 2010
Direct installment	$991,921	$10,804	$1,002,725
Residential mortgages	608,642	13,600	622,242
Indirect installment	513,619	750	514,369
Consumer lines of credit	493,075	806	493,881
Other	37,517	—	37,517

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

Following is a summary of information pertaining to loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Nine Months Ended September 30, 2011
With no specific allowance recorded:
Commercial	$69,982	$92,343	$—	$67,551	$347
Direct installment	7,847	8,091	—	9,894	244
Residential mortgages	9,408	9,570	—	12,411	208
Indirect installment	967	1,062	—	971	8
Consumer lines of credit	1,148	1,148	—	1,108	7
Commercial leases	1,350	1,350	—	1,045	—
Other	—	—	—	—	—

With a specific allowance recorded:
Commercial	35,681	38,471	9,012	34,654	65
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Commercial leases	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	105,663	130,814	9,012	102,205	412
Direct installment	7,847	8,091	—	9,894	244
Residential mortgages	9,408	9,570	—	12,441	208
Indirect installment	967	1,062	—	971	8
Consumer lines of credit	1,148	1,148	—	1,108	7
Commercial leases	1,350	1,350	—	1,045	—
Other	—	—	—	—	—

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Year Ended December 31, 2010
With no specific allowance recorded:
Commercial	$70,832	$95,725	$—	$81,394	$98
Direct installment	4,542	4,669	—	5,613	77
Residential mortgages	8,032	8,055	—	8,233	260
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	589	604	—	584	—
Commercial leases	979	979	—	749	—
Other	—	—	—	—	—

With a specific allowance recorded:
Commercial	37,532	39,250	10,313	38,070	—
Direct installment	6,262	6,340	626	4,503	275
Residential mortgages	5,568	5,568	557	4,252	246
Indirect installment	—	—	—	—	—
Consumer lines of credit	217	217	22	138	9
Commercial leases	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial	108,364	134,975	10,313	119,464	98
Direct installment	10,804	11,009	626	10,116	352
Residential mortgages	13,600	13,623	557	12,485	506
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	806	821	22	722	9
Commercial leases	979	979	—	749	—
Other	—	—	—	—	—

Troubled Debt Restructurings

TDRs are loans whose contractual terms have been modified in a manner that grants a concession to a borrower experiencing financial difficulties. TDRs typically result from loss mitigation activities and could include the extension of a maturity date, interest rate reduction, principal forgiveness, deferral or decrease in payments for a period of time and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of collateral.

Following is a summary of the composition of total TDRs:

	September 30, 2011	December 31, 2010
Accruing:
Performing	$15,415	$—
Non-performing	12,017	19,705
Non-accrual	12,076	19,627

	$39,508	$39,332

TDRs that are accruing and performing include acquired loans that met the criteria for non-accrual of interest prior to acquisition for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the quarter ended September 30, 2011, the Corporation returned to performing status $9,623 in restructured loans secured by residential mortgages that have consistently met their modified obligations for an extended period of time. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern for more than six months. TDRs that are on non-accrual are comprised of loans that have been 90 days or more past due at some point in time. These loans are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectibility of the remaining principal and interest is reasonably assured as evidenced by a period of satisfactory performance of six months. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses estimate.

Excluding purchased impaired loans, commercial loans whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $146 and $515 at September 30, 2011 and December 31, 2010, respectively. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $916 and $1,205 at September 30, 2011 and December 31, 2010, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial	13	$1,424	$1,368	17	$4,728	$4,672
Direct installment	106	1,182	1,159	258	3,019	2,961
Residential mortgages	19	1,106	1,106	72	5,043	5,043
Indirect installment	5	4	4	16	41	41
Consumer lines of credit	2	3	2	2	3	2
Commercial leases	—	—	—	—	—	—
Other	—	—	—	—	—	—

	145	$3,719	$3,639	365	$12,834	$12,719

Following is a summary of TDRs, by class of loans, for which there was a payment default during the periods indicated. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended September 30, 2011 (1)		Nine Months Ended September 30, 2011 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial	1	$240	4	$2,390
Direct installment	—	—	18	301
Residential mortgages	—	—	2	20
Indirect installment	—	—	2	4
Consumer lines of credit	—	—	—	—
Commercial leases	—	—	—	—
Other	—	—	—	—

	1	$240	26	$2,715

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of September 30, 2011.

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

At September 30, 2011 and December 31, 2010, there were $16,372 and $3,626 of loans, respectively, that were impaired loans acquired with no associated allowance for loan losses as they were accounted for in accordance with ASC Topic 310-30, Receivables – Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$109,224	$114,040	$106,120	$104,655
Charge-offs	(9,729)	(10,210)	(24,632)	(26,495)
Recoveries	745	484	1,973	1,951

Net charge-offs	(8,984)	(9,726)	(22,659)	(24,544)
Provision for loan losses	8,573	12,313	25,352	36,516

Balance at end of period	$108,813	$116,627	$108,813	$116,627

Allowance for loan losses to:
Total loans, net of unearned income			1.60%	1.94%
Non-performing loans			86.75%	75.54%

Following is a summary of changes in the allowance for loan losses by loan class for the three months ended September 30, 2011:

	Balance at Beginning of Period	Charge-Offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Commercial	$77,958	$(5,744)	$250	$4,957	$77,421
Direct installment	14,915	(1,920)	212	1,371	14,578
Residential mortgages	4,480	(233)	14	95	4,356
Indirect installment	5,705	(775)	121	594	5,645
Consumer lines of credit	4,796	(285)	97	774	5,382
Commercial leases	1,273	(173)	28	289	1,417
Other	97	(599)	23	493	14

	$109,224	$(9,729)	$745	$8,573	$108,813

Following is a summary of changes in the allowance for loan losses by loan class for the nine months ended September 30, 2011:

	Balance at Beginning of Period	Charge-Offs	Recoveries	Provision for Loan Losses	Balance at End of Period
Commercial	$74,606	$(12,772)	$579	$15,008	$77,421
Direct installment	14,941	(6,422)	646	5,413	14,578
Residential mortgages	4,578	(640)	45	373	4,356
Indirect installment	5,941	(2,312)	415	1,601	5,645
Consumer lines of credit	4,743	(1,103)	184	1,558	5,382
Commercial leases	1,070	(378)	58	667	1,417
Other	241	(1,005)	46	732	14

	$106,120	$(24,632)	$1,973	$25,352	$108,813

Following is a summary of the individual and collective allowance for loan losses and corresponding loan balances by class as of September 30, 2011:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
Commercial	$9,012	$68,409	$3,819,806	$120,825	$3,698,981
Direct installment	—	14,578	1,033,688	—	1,033,688
Residential mortgages	—	4,356	673,598	—	673,598
Indirect installment	—	5,645	538,366	—	538,366
Consumer lines of credit	—	5,382	580,968	—	580,968
Commercial leases	—	1,417	103,764	—	103,764
Other	—	14	38,350	—	38,350

	$9,012	$99,801	$6,788,540	$120,825	$6,667,715

BORROWINGS

Following is a summary of short-term borrowings:

	September 30, 2011	December 31, 2010
Securities sold under repurchase agreements	$672,866	$611,902
Subordinated notes	134,477	131,458
Other short-term borrowings	10,000	10,243

	$817,343	$753,603

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are borrowings from commercial customers of FNBPA which are generally renewable on a daily basis. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	September 30, 2011	December 31, 2010
Federal Home Loan Bank advances	$136,051	$118,700
Subordinated notes	77,013	72,745
Other subordinated debt	9,116	—
Convertible debt	608	613

	$222,788	$192,058

The Corporation’s banking affiliate has available credit with the FHLB of $2,029,170 of which $136,051 was used as of September 30, 2011. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 0.99% to 4.19% for the nine months ended September 30, 2011 and 0.99% to 4.79% for the year ended December 31, 2010.

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

The following table provides information relating to the Trusts as of September 30, 2011:

	F.N.B. Statutory Trust I	F.N.B. Statutory Trust II	Omega Financial Capital Trust I	Sun Bancorp Statutory Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,912	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Interest rate	3.50%	2.00%	2.44%	10.20%
	variable; LIBOR plus 325 basis points	variable; LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

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

At September 30, 2011, the Corporation was party to 183 swaps with customers with notional amounts totaling approximately $620,287 and 183 swaps with derivative counterparties with notional amounts totaling approximately $620,287. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance Sheet Location	September 30, 2011	December 31, 2010
Interest Rate Products:
Asset derivatives	Other assets	$51,984	$25,631
Liability derivatives	Other liabilities	51,870	25,043

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income Statement Location
		Nine Months Ended September 30,
		2011	2010
Interest rate products	Other income	$(475)	$(399)

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of September 30, 2011, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $52,962. At September 30, 2011, the Corporation has posted collateral with derivative counterparties with a fair value of $52,793, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $170 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at September 30, 2011 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	September 30, 2011	December 31, 2010
Commitments to extend credit	$1,837,315	$1,550,256
Standby letters of credit	112,431	101,185

At September 30, 2011, funding of 80.7% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the nine months ended September 30, 2011 and 2010, the Corporation issued 384,847 and 500,707 restricted stock awards with aggregate weighted average grant date fair values of $3,888 and $3,890, respectively, under these Plans. As of September 30, 2011, the Corporation had available up to 3,319,016 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $3,200 and $2,059 for the nine months ended September 30, 2011 and 2010, the tax benefit of which was $1,120 and $721, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2011		2010
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,309,489	$8.52	854,440	$10.57
Granted	384,847	10.10	500,707	7.77
Net performance adjustment	150,889	7.92	—	—
Vested	(172,030)	13.57	(95,281)	15.05
Forfeited	(1,397)	9.20	(32,008)	9.21
Dividend reinvestment	52,656	9.69	50,208	8.37

Unvested awards outstanding at end of period	1,724,454	8.36	1,278,066	9.09

The total fair value of awards vested was $1,767 and $698 for the nine months ended September 30, 2011 and 2010, respectively.

As of September 30, 2011, there was $6,553 of unrecognized compensation cost related to unvested restricted stock awards including $183 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC Topic 718, Compensation – Stock Compensation, on January 1, 2006. The components of the restricted stock awards as of September 30, 2011 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	570,706	1,153,748	1,724,454
Unrecognized compensation expense	$1,957	$4,596	$6,553
Intrinsic value	$4,891	$9,888	$14,779
Weighted average remaining life (in years)	2.06	2.40	2.28

Stock Options

The Corporation did not grant stock options during the nine months ended September 30, 2011 or 2010. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and were fully vested as of January 1, 2006. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 8,389 for the nine months ended September 30, 2011. No stock options were exercised during the nine months ended September 30, 2010.

The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2011		2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	770,610	$14.28	968,090	$13.67
Exercised	(8,389)	2.68	—	—
Forfeited	(171,521)	12.52	(155,613)	11.42

Options outstanding and exercisable at end of period	590,700	14.96	812,477	14.10

The intrinsic value of outstanding and exercisable stock options at September 30, 2011 was $(3,673), since the fair value of the stock subject to the options was less than the exercise price.

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

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Service cost	$19	$899	$40	$2,709
Interest cost	1,731	1,741	5,015	5,258
Expected return on plan assets	(1,996)	(1,875)	(5,651)	(5,621)
Amortization:
Unrecognized net transition asset	(24)	(23)	(69)	(70)
Unrecognized prior service cost (credit)	2	(287)	5	(880)
Unrecognized loss	286	843	844	2,284

Net periodic pension benefit cost	$18	$1,298	$184	$3,680

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. The Corporation matched 50 percent of an eligible employee’s contribution on the first 6 percent that the employee deferred through December 31, 2010. Beginning in 2011, the Corporation matches 100% of the first four percent that the employee defers. Employees are eligible to participate upon their first day of employment or having attained age 21, whichever is later. In 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. Beginning in 2011, substantially all employees will receive an automatic contribution of three percent of compensation at the end of the year. The Corporation’s contribution expense was $6,222 and $3,724 for the nine months ended September 30, 2011 and 2010, respectively.

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

The net periodic postretirement benefit cost includes the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest cost	$15	$17	$44	$50
Amortization of unrecognized loss	3	—	5	—

Net periodic postretirement benefit cost	$18	$17	$49	$50

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

At September 30, 2011, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at September 30, 2011 based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$23,773	$17,217	$63,310	$51,119
Other comprehensive income:
Unrealized (losses) gains on securities:
Arising during the period, net of tax expense of $171, $852, $1,639 and $2,943	318	1,582	3,059	5,465
Less: reclassification adjustment for gains included in net income, net of tax expense of $8, $28, $41 and $80	(16)	(52)	(92)	(149)
Pension and postretirement amortization, net of tax expense of $90, $187, $279 and $988	166	347	517	1,836

Other comprehensive income	468	1,877	3,484	7,152

Comprehensive income	$24,241	$19,094	$66,794	$58,271

The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows:

	2011	2010
September 30
Non-credit related loss on debt securities not expected to be sold	$(8,800)	$(9,181)
Unrealized net gain (loss) on other available for sale securities	7,880	7,477
Unrecognized pension and postretirement obligations	(29,328)	(21,777)

Accumulated other comprehensive loss	$(30,248)	$(23,481)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income – basic earnings per share	$23,773	$17,217	$63,310	$51,119
Interest expense on convertible debt	5	5	15	15

Net income after assumed conversion – diluted earnings per share	$23,778	$17,222	$63,325	$51,134

Basic weighted average common shares outstanding	126,473,473	113,983,990	123,330,205	113,871,635
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	868,070	502,261	820,328	416,965

Diluted weighted average common shares outstanding	127,341,543	114,486,251	124,150,533	114,288,600

Basic earnings per share	$0.19	$0.15	$0.51	$0.45

Diluted earnings per share	$0.19	$0.15	$0.51	$0.45

For the three months ended September 30, 2011 and 2010, 503,727 and 835,375 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive. For the nine months ended September 30, 2011 and 2010, 404,164 and 870,784 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

	2011	2010
Nine Months Ended September 30
Interest paid on deposits and other borrowings	$58,326	$70,394
Income taxes paid	8,000	23,950
Transfers of loans to other real estate owned	18,269	22,033
Financing of other real estate owned sold	472	754

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

At or for the Three Months Ended September 30, 2011	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
Interest income	$88,291	$3	$31	$8,662	$1,715	$98,702
Interest expense	14,798	—	—	1,053	2,449	18,300
Net interest income	73,493	3	31	7,609	(734)	80,402
Provision for loan losses	7,005	—	—	1,353	215	8,573
Non-interest income	22,033	5,653	3,143	509	(1,708)	29,630
Non-interest expense	55,562	4,402	2,842	4,411	192	67,409
Intangible amortization	1,617	84	107	—	—	1,808
Income tax expense (benefit)	8,230	426	82	896	(1,165)	8,469
Net income (loss)	23,112	744	143	1,458	(1,684)	23,773
Total assets	9,755,499	19,869	18,435	171,312	(13,771)	9,951,344
Total intangibles	575,300	11,716	11,458	1,809	—	600,283

At or for the Three Months Ended September 30, 2010	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
Interest income	$84,282	$4	$48	$8,534	$1,079	$93,947
Interest expense	17,901	—	—	1,216	2,571	21,688
Net interest income	66,381	4	48	7,318	(1,492)	72,259
Provision for loan losses	10,456	—	—	1,650	207	12,313
Non-interest income	20,434	5,120	3,163	524	(1,487)	27,754
Non-interest expense	51,611	4,046	2,929	4,041	(55)	62,572
Intangible amortization	1,481	88	106	—	—	1,675
Income tax expense (benefit)	6,250	359	65	776	(1,214)	6,236
Net income (loss)	17,017	631	111	1,375	(1,917)	17,217
Total assets	8,800,430	20,139	19,642	168,269	(15,437)	8,993,043
Total intangibles	537,073	12,054	11,884	1,809	—	562,820

At or for the Nine Months Ended September 30, 2011	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
Interest income	$264,281	$9	$97	$25,224	$4,617	$294,228
Interest expense	46,910	—	—	3,234	7,705	57,849
Net interest income	217,371	9	97	21,990	(3,088)	236,379
Provision for loan losses	20,653	—	—	4,337	362	25,352
Non-interest income	62,840	17,959	9,702	1,580	(4,761)	87,320
Non-interest expense	169,938	13,984	8,905	13,116	791	206,734
Intangible amortization	4,838	251	320	—	—	5,409
Income tax expense (benefit)	22,561	1,344	208	2,348	(3,567)	22,894
Net income (loss)	62,221	2,389	366	3,769	(5,435)	63,310
Total assets	9,755,499	19,869	18,435	171,312	(13,771)	9,951,344
Total intangibles	575,300	11,716	11,458	1,809	—	600,283

At or for the Nine Months Ended September 30, 2010	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
Interest income	$252,988	$10	$155	$24,660	$3,041	$280,854
Interest expense	57,593	—	—	3,673	7,443	68,709
Net interest income	195,395	10	155	20,987	(4,402)	212,145
Provision for loan losses	31,451	—	—	4,547	518	36,516
Non-interest income	62,389	15,339	10,045	1,710	(3,011)	86,472
Non-interest expense	154,399	12,209	8,835	11,953	337	187,733
Intangible amortization	4,458	263	320	—	—	5,041
Income tax expense (benefit)	17,773	1,037	375	2,237	(3,214)	18,208
Net income (loss)	49,703	1,840	670	3,960	(5,054)	51,119
Total assets	8,800,430	20,139	19,642	168,269	(15,437)	8,993,043
Total intangibles	537,073	12,054	11,884	1,809	—	562,820

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2011, approximately 98.6% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 1.4% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2011, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2011
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$308,789	$—	$308,789
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	233,184	—	233,184
Agency collateralized mortgage obligations	—	206,312	—	206,312
Non-agency collateralized mortgage obligations	—	31	—	31
States of the U.S. and political subdivisions	—	41,747	—	41,747
Collateralized debt obligations	—	—	5,685	5,685
Other debt securities	—	—	4,973	4,973

	—	790,063	10,658	800,721

Available for sale equity securities:
Financial services industry	324	987	388	1,699
Insurance services industry	35	—	—	35

	359	987	388	1,734

	359	791,050	11,046	802,455
Derivative financial instruments	—	51,984	—	51,984

	$359	$843,034	$11,046	$854,439

Liabilities measured at fair value:
Derivative financial instruments	—	$51,870	—	$51,870

	—	$51,870	—	$51,870

	Level 1	Level 2	Level 3	Total
December 31, 2010
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$300,568	$—	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	211,507	—	211,507
Agency collateralized mortgage obligations	—	147,866	—	147,866
Non-agency collateralized mortgage obligations	—	38	—	38
States of the U.S. and political subdivisions	—	58,738	—	58,738
Collateralized debt obligations	—	—	5,974	5,974
Other debt securities	—	—	11,245	11,245

	—	718,717	17,219	735,936

Available for sale equity securities:
Financial services industry	470	1,313	375	2,158
Insurance services industry	31	—	—	31

	501	1,313	375	2,189

	501	720,030	17,594	738,125
Derivative financial instruments	—	25,631	—	25,631

	$501	$745,661	$17,594	$763,756

Liabilities measured at fair value:
Derivative financial instruments	—	$25,043	—	$25,043

	—	$25,043	—	$25,043

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Total
Nine Months Ended September 30, 2011
Balance at beginning of period	$5,974	$11,245	$375	$17,594
Total gains (losses) – realized/unrealized:
Included in earnings	(37)	(48)	—	(85)
Included in other comprehensive income	(252)	(130)	13	(369)
Redemptions	—	(6,094)	—	(6,094)
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of period	$5,685	$4,973	$388	$11,046

	Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Total
Twelve Months Ended December 31, 2010
Balance at beginning of period	$4,824	$10,430	$333	$15,587
Total gains (losses) – realized/unrealized:
Included in earnings	(2,281)	—	—	(2,281)
Included in other comprehensive income	3,431	815	42	4,288
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of period	$5,974	$11,245	$375	$17,594

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.

The amount of total losses included in earnings for the nine months ended September 30, 2011 and 2010 and for the full year of 2010 attributable to the change in unrealized gains or losses relating to assets still held as of those dates was $37, $2,281 and $2,281, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.

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

	Level 1	Level 2	Level 3	Total
September 30, 2011
Impaired loans	$—	$639	$27,952	$28,591
Other real estate owned	—	4,327	12,160	16,487

December 31, 2010
Impaired loans	—	1,157	26,082	27,239
Other real estate owned	—	18,429	12,337	30,766

Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2011 had a carrying amount of $35,553 and an allocated allowance for loan losses of $10,246 at September 30, 2011. The allocated allowance is based on fair value of $28,591 less estimated costs to sell of $3,285. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $6,486 which was included in the provision for loan losses for the nine months ended September 30, 2011. For the nine months ended September 30, 2010, the allowance and provision for loan losses include losses of $6,971 on fair value measurements or re-measurements applicable to impaired loans occurring during the period.

OREO with a carrying amount of $23,604 was written down to $14,388 (fair value of $16,487 less estimated costs to sell of $2,099), resulting in a loss of $9,216, which was included in earnings for the nine months ended September 30, 2011. Earnings for the nine months ended September 30, 2010 include losses of $6,615 on fair value measurements or re-measurements applicable to OREO occurring during the period.

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

The estimated fair values of the Corporation’s financial instruments are as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and cash equivalents	$232,735	$232,735	$131,571	$131,571
Securities available for sale	802,455	802,455	738,125	738,125
Securities held to maturity	984,201	1,020,643	940,481	959,414
Net loans, including loans held for sale	6,690,034	6,754,328	5,994,735	6,035,129
Bank owned life insurance	207,600	207,600	208,051	208,051
Accrued interest receivable	26,462	26,462	25,345	25,345

Financial Liabilities
Deposits	7,368,289	7,405,661	6,646,143	6,677,301
Short-term borrowings	817,343	817,343	753,603	754,211
Long-term debt	222,788	229,626	192,058	197,397
Junior subordinated debt	203,954	169,745	204,036	141,061
Accrued interest payable	6,388	6,388	6,866	6,866

PART I.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month and nine-month periods ended September 30, 2011. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2010 Annual Report on Form 10-K filed with the SEC on February 25, 2011. The Corporation’s results of operations for the nine months ended September 30, 2011 are not necessarily indicative of results to be expected for the year ending December 31, 2011.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Net income for the three months ended September 30, 2011 was $23.8 million or $0.19 per diluted share, compared to net income for the three months ended September 30, 2010 of $17.2 million or $0.15 per diluted share. For the three months ended September 30, 2011, the Corporation’s return on average equity was 7.79% and its return on average assets was 0.95%, compared to 6.43% and 0.76%, respectively, for the three months ended September 30, 2010.

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

	Three Months Ended September 30,
	2011	2010
Return on average tangible equity:
Net income (annualized)	$94,315	$68,308
Amortization of intangibles, net of tax (annualized)	4,663	4,319

	$98,978	$72,627

Average total stockholders’ equity	$1,210,953	$1,062,512
Less: Average intangibles	(601,010)	(563,631)

	$609,943	$498,881

Return on average tangible equity	16.23%	14.56%

Return on average tangible assets:
Net income (annualized)	$94,315	$68,308
Amortization of intangibles, net of tax (annualized)	4,663	4,319

	$98,978	$72,627

Average total assets	$9,971,847	$8,958,692
Less: Average intangibles	(601,010)	(563,631)

	$9,370,837	$8,395,061

Return on average tangible assets	1.06%	0.87%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$100,944	$59	0.23%	$162,377	$120	0.29%
Taxable investment securities (1)	1,608,704	10,744	2.62	1,428,043	10,524	2.90
Non-taxable investment securities (2)	196,233	2,822	5.75	184,569	2,712	5.88
Loans (2) (3)	6,749,727	87,086	5.12	5,998,926	82,257	5.45

Total interest earning assets (2)	8,655,608	100,711	4.63	7,773,915	95,613	4.89

Cash and due from banks	180,447			147,779
Allowance for loan losses	(111,647)			(117,982)
Premises and equipment	126,365			115,322
Other assets	1,121,074			1,039,658

	$9,971,847			$8,958,692

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$2,905,747	2,440	0.33	$2,439,563	2,324	0.43
Savings	982,714	416	0.17	867,693	417	0.19
Certificates and other time	2,256,182	10,221	1.80	2,201,454	13,001	2.34
Customer repurchase agreements	617,169	763	0.48	660,762	1,104	0.65
Other short-term borrowings	157,188	881	2.19	129,753	924	2.79
Long-term debt	221,206	1,698	3.05	208,433	1,825	3.47
Junior subordinated debt	203,947	1,881	3.66	204,287	2,092	4.06

Total interest-bearing liabilities (2)	7,344,153	18,300	0.99	6,711,945	21,687	1.28

Non-interest bearing demand	1,299,859			1,077,797
Other liabilities	116,882			106,438

	8,760,894			7,896,180
Stockholders’ equity	1,210,953			1,062,512

	$9,971,847			$8,958,692

Excess of interest earning assets over interest-bearing liabilities	$1,311,455			$1,061,970

Fully tax-equivalent net interest income		82,411			73,926
Tax-equivalent adjustment		(2,009)			(1,666)

Net interest income		$80,402			$72,260

Net interest spread			3.64%			3.61%

Net interest margin (2)			3.79%			3.78%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended September 30, 2011, net interest income, which comprised 73.1% of net revenue (net interest income plus non-interest income) compared to 72.3% for the same period in 2010, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $8.5 million or 11.5% from $73.9 million for the three months ended September 30, 2010 to $82.4 million for the same period of 2011. Average earning assets increased $881.7 million or 11.3% and average interest-bearing liabilities increased $632.2 million or 9.4% from the three months ended September 30, 2010 due to organic growth in investments, loans and deposits combined with the acquisition of CBI. The Corporation’s net interest margin increased slightly from 3.78% for the third quarter of 2010 to 3.79% for the third quarter of 2011 primarily due to deposit rates declining faster than loan yields combined with the improved funding mix. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(40)	$(21)	$(61)
Securities	1,377	(1,047)	330
Loans	8,988	(4,159)	4,829

	10,325	(5,227)	5,098

Interest Expense
Deposits:
Interest bearing demand	374	(258)	116
Savings	51	(52)	(1)
Certificates and other time	316	(3,096)	(2,780)
Customer repurchase agreements	(69)	(272)	(341)
Other short-term borrowings	151	(194)	(43)
Long-term debt	107	(234)	(127)
Junior subordinated debt	(3)	(208)	(211)

	927	(4,314)	(3,387)

Net Change	$9,398	$(913)	$8,485

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $100.7 million for the third quarter of 2011 increased by $5.1 million or 5.3% from the same period of 2010 primarily due to increased earning assets resulting from a combination of organic growth, the May 2011 capital raise and the CBI acquisition, partially offset by lower yields. The increase in earning assets was primarily driven by a $750.8 million or 12.5% increase in average loans during the third quarter of 2011. Loans acquired from CBI totaled $445.3 million on the acquisition date. The yield on earning assets decreased 26 basis points from the three months ended September 30, 2010 to 4.63% for the three months ended September 30, 2011, reflecting the decreases in market interest rates and competitive pressure.

Interest expense of $18.3 million for the three months ended September 30, 2011 decreased $3.4 million or 15.6% from the same period of 2010 due to lower rates paid partially offset by growth in interest-bearing liabilities resulting from a combination of organic growth and the acquisition of CBI. The rate paid on interest-bearing liabilities decreased 29 basis points to 0.99% during the third quarter of 2011 compared to the third quarter of 2010, reflecting changes in interest rates and a favorable shift in mix. The growth in average interest-bearing liabilities was primarily attributable to growth in combined deposits and customer repurchase agreements, which increased by $652.1 million or 10.7% for the third quarter of 2011, compared to the same period of 2010. This growth was driven by success with ongoing marketing campaigns designed to attract new customers combined with customer preferences to keep funds in banks due to uncertainties in the market combined with the acquisition of CBI.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $8.6 million during the third quarter of 2011 decreased $3.7 million from the same period in 2010. During the third quarter of 2011, net charge-offs decreased $0.7 million from the same period of 2010. The Corporation recognized lower net charge-offs in all of its core portfolios, as the Pennsylvania net charge-offs decreased $0.4 million compared to the third quarter of 2010, while the Florida and Regency net charge-offs decreased $0.2 million and $0.1 million, respectively, compared to the third quarter of 2010. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $8.6 million provision for loan losses for the third quarter of 2011 was comprised of $3.9 million relating to FNBPA’s Florida region, $1.4 million relating to Regency and $3.3 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the third quarter of 2011, net charge-offs were $9.0 million or 0.53% (annualized) of average loans compared to $9.7 million or 0.64% (annualized) of average loans for the same period in 2010. The net charge-offs for the third quarter of 2011 were comprised of $3.5 million or 7.74% (annualized) of average loans relating to FNBPA’s Florida region primarily related to two properties, $1.4 million or 3.42% (annualized) of average loans relating to Regency and $4.1 million or 0.25% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $29.6 million for the third quarter of 2011 increased $1.9 million or 6.8% from the same period of 2010. Increases in service charges, insurance commissions and fees, securities commissions and fees and trust fees were partially offset by decreases in gain on sale of residential mortgages and income from BOLI. The variances in these non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $16.1 million for the third quarter of 2011 increased $1.8 million or 12.7% from the same period of 2010, reflecting increases of $0.7 million in income from interchange fees, $0.6 million in overdraft fees and $0.5 million in other service charges due to a combination of higher volume, organic growth and the expanded customer base due to the CBI acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $4.0 million for the three months ended September 30, 2011 increased by $0.1 million or 2.1% from the same period of 2010 primarily as a result of the timing of contingent and commission revenues.

Securities commissions of $1.9 million for the third quarter of 2011 increased by $0.1 million or 3.6% from the same period of 2010 primarily due to positive results from initiatives started towards the end of 2010, combined with increased volume, organic growth and the CBI acquisition, partially offset by the unfavorable stock market conditions during the third quarter of 2011.

Trust fees of $3.6 million increased by $0.5 million or 15.6% from the same period of 2010 due to revenue initiatives implemented in 2011 combined with increased volume from the CBI acquisition, partially offset by the effect of the unfavorable stock market conditions during the third quarter of 2011. As a result of these unfavorable stock market conditions, the market value of assets under management decreased by $160.5 million or 6.6% to $2.3 billion over this same period.

Gain on sale of residential mortgage loans of $0.7 million for the third quarter of 2011 decreased from $1.0 million for the same period of 2010 as a result of the Corporation receiving a lower return on residential mortgage loans sold during 2011. For the third quarter of 2011, the Corporation sold $46.6 million of residential mortgage loans compared to $46.8 million for the same period of 2010 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $1.3 million for the three months ended September 30, 2011 decreased by $0.1 million or 9.6% from the same period of 2010 primarily due to lower market yields.

Other income was $2.2 million for both the third quarter of 2011 and 2010. During the third quarter of 2011, the Corporation recognized $0.7 million more in swap fee revenue given the commercial loan growth and continued low interest rate environment. The Corporation’s interest rate swap program is designed for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income. The increase in swap fees during the third quarter of 2011 was offset by $0.2 million less in recoveries on impaired loans acquired in previous acquisitions and $0.1 million less in gains on the sale of fixed assets. Additionally, during the third quarter of 2010, the Corporation recognized a $0.4 million gain relating to the successful harvesting of a mezzanine financing relationship by its merchant banking subsidiary.

Non-Interest Expense

Total non-interest expense of $69.2 million for the third quarter of 2011 increased $5.0 million or 7.7% from the same period of 2010. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, merger-related expenses and other non-interest expense, partially offset by decreases in outside services and Federal Deposit Insurance Corporation (FDIC) insurance. These variances in non-interest expense items are further explained in the following paragraphs.

Salaries and employee benefits of $37.1 million for the three months ended September 30, 2011 increased $3.3 million or 9.8% from the same period of 2010. This increase was primarily attributable to the CBI acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation and restricted stock combined with higher 401(k) contribution expense due to the 401(k) plan changes previously discussed in the Retirement and Other Postretirement Benefit Plans footnote. These increases were partially offset by lower retirement plan expense as a result of the Corporation freezing the RIP at December 31, 2010, as discussed in the Retirement and Other Postretirement Benefit Plans footnote.

Occupancy and equipment expense of $10.3 million for the third quarter of 2011 increased $1.0 million or 10.7% from the same period of 2010, due to $0.3 million in costs related to damage caused by severe flooding in northeastern Pennsylvania during the third quarter of 2011, combined with higher expenses associated with the CBI acquisition.

Amortization of intangibles expense of $1.8 million for the third quarter of 2011 increased $0.1 million or 8.0% from the same period of 2010 due to higher intangible balances from the CBI acquisition.

Outside services expense of $5.4 million for the three months ended September 30, 2011 decreased $0.3 million or 5.1% from the same period of 2010, primarily resulting from a decrease of $0.6 million in fees associated with ATM services due to new contract pricing combined with a decrease of $0.2 million in courier expenses resulting from the elimination of courier service related to the implementation of check imaging technology. These decreases were partially offset by increases of $0.4 million related to check card expenses and $0.2 million for armored car services both primarily due to the CBI acquisition.

FDIC insurance of $1.7 million for the third quarter of 2011 decreased $0.9 million or 35.3% from the same period of 2010 primarily due to new assessment methodology that was effective during the second quarter of 2011, partially offset by the impact of the CBI acquisition.

The Corporation recorded $0.3 million in merger-related costs associated with the CBI acquisition and the pending PFC acquisition during the third quarter of 2011. Merger-related costs recorded during the same period of 2010 were $0.1 million.

Other non-interest expense increased to $12.6 million for the third quarter of 2011 from $11.0 million for the third quarter of 2010, resulting from an increase of $0.3 million in loan related expenses primarily resulting from a home equity promotional offering. Additionally, marketing expense, state capital stock tax expense and telephone expense increased $0.3 million, $0.4 million and $0.2 million, respectively, during that same time period mainly due to the acquisition of CBI.

Income Taxes

The Corporation’s income tax expense of $8.5 million for the third quarter of 2011 increased $2.2 million or 35.8% from the same period of 2010. The effective tax rate of 26.3% for the third quarter of 2011 decreased slightly from 26.6% for the same period of 2010. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI and tax credits. Additionally, the third quarter of 2011 reflects net adjustments totaling $0.5 million primarily related to the reversal of liabilities for uncertain tax positions based on a recent Internal Revenue Service directive that provides a safe harbor deduction for certain merger-related expenses, partially offset by other adjustments.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Net income for the nine months ended September 30, 2011 was $63.3 million or $0.51 per diluted share, compared to net income for the nine months ended September 30, 2010 of $51.1 million or $0.45 per diluted share. For the nine months ended September 30, 2011, the Corporation’s return on average equity was 7.24% and its return on average assets was 0.86%, compared to 6.48% and 0.77%, respectively, for the nine months ended September 30, 2010.

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Nine Months Ended September 30,
	2011	2010
Return on average tangible equity:
Net income (annualized)	$84,646	$68,349
Amortization of intangibles, net of tax (annualized)	4,701	4,380

	$89,347	$72,729

Average total stockholders’ equity	$1,169,258	$1,054,115
Less: Average intangibles	(600,020)	(565,291)

	$569,238	$488,824

Return on average tangible equity	15.70%	14.88%

Return on average tangible assets:
Net income (annualized)	$84,646	$68,349
Amortization of intangibles, net of tax (annualized)	4,701	4,380

	$89,347	$72,729

Average total assets	$9,845,310	$8,860,202
Less: Average intangibles	(600,020)	(565,291)

	$9,245,290	$8,294,911

Return on average tangible assets	0.97%	0.88%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2011			2010
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$135,250	$238	0.24%	$172,755	$326	0.25%
Taxable investment securities (1)	1,567,183	32,338	2.70	1,375,233	33,100	3.16
Non-taxable investment securities (2)	200,745	8,660	5.75	189,966	8,362	5.87
Loans (2) (3)	6,638,528	258,965	5.21	5,942,654	244,035	5.49

Total interest earning assets (2)	8,541,706	300,201	4.70	7,680,608	285,823	4.97

Cash and due from banks	163,212			141,414
Allowance for loan losses	(108,811)			(113,292)
Premises and equipment	126,730			116,264
Other assets	1,123,473			1,035,208

	$9,845,310			$8,860,202

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$2,865,526	7,747	0.36	$2,417,642	7,871	0.44
Savings	978,672	1,368	0.19	856,638	1,241	0.19
Certificates and other time	2,303,746	32,612	1.89	2,213,129	40,960	2.47
Customer repurchase agreements	617,115	2,441	0.52	625,567	3,412	0.72
Other short-term borrowings	148,390	2,670	2.37	129,809	2,779	2.82
Long-term debt	208,899	4,981	3.19	233,238	6,462	3.70
Junior subordinated debt	203,947	6,030	3.95	204,454	5,984	3.91

Total interest-bearing liabilities (2)	7,326,295	57,849	1.05	6,680,477	68,709	1.37

Non-interest bearing demand	1,241,761			1,025,847
Other liabilities	107,997			99,763

	8,676,053			7,806,087
Stockholders’ equity	1,169,257			1,054,115

	$9,845,310			$8,860,202

Excess of interest earning assets over interest-bearing liabilities	$1,215,411			$1,000,131

Fully tax-equivalent net interest income		242,352			217,114
Tax-equivalent adjustment		(5,973)			(4,969)

Net interest income		$236,379			$212,145

Net interest spread			3.64%			3.60%

Net interest margin (2)			3.79%			3.78%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

For the nine months ended September 30, 2011, net interest income, which comprised 73.0% of net revenue compared to 71.0% for the same period in 2010, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $25.2 million or 11.6% from $217.1 million for the nine months ended September 30, 2010 to $242.4 million for the same period of 2011. Average earning assets increased $861.1 million or 11.2% and average interest-bearing liabilities increased $645.8 million or 9.7% from the nine months ended September 30, 2010 due to organic growth in investments, loans, deposits and customer repurchase agreements combined with the acquisition of CBI. The Corporation’s net interest margin increased slightly from 3.78% for the first nine months of 2010 to 3.79% for the first nine months of 2011 as deposit rates declined faster than loan yields and the funding mix improved with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(67)	$(21)	$(88)
Securities	4,197	(4,661)	(464)
Loans	24,791	(9,861)	14,930

	28,921	(14,543)	14,378

Interest Expense
Deposits:
Interest bearing demand	1,109	(1,233)	(124)
Savings	167	(40)	127
Certificates and other time	1,646	(9,994)	(8,348)
Customer repurchase agreements	(46)	(925)	(971)
Other short-term borrowings	340	(449)	(109)
Long-term debt	(634)	(847)	(1,481)
Junior subordinated debt	(15)	61	46

	2,567	(13,427)	(10,860)

Net Change	$26,354	$(1,116)	$25,238

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $300.2 million for the nine months ended September 30, 2011 increased by $14.4 million or 5.0% from the same period of 2010 primarily due to increased earning assets resulting from a combination of organic growth, the May 2011 capital raise and the CBI acquisition, partially offset by lower yields. The increase in earning assets was primarily driven by a $695.9 million or 11.7% increase in average loans during the first nine months of 2011. Loans acquired from CBI totaled $445.3 million on the acquisition date. The yield on earning assets decreased 27 basis points from the nine months ended September 30, 2010 to 4.70% for the nine months ended September 30, 2011, reflecting the decreases in market interest rates and competitive pressure.

Interest expense of $57.8 million for the nine months ended September 30, 2011 decreased $10.9 million or 15.8% from the same period of 2010 due to lower rates paid partially offset by growth in interest-bearing liabilities resulting from a combination of organic growth and the acquisition of CBI. The rate paid on interest-bearing liabilities decreased 32 basis points to 1.05% during the first nine months of 2011 compared to the first nine months of 2010, reflecting changes in interest rates and a favorable shift in mix. The growth in average interest-bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $868.0 million or 12.2% for the first nine months of 2011, compared to the same period of 2010. This growth was driven by success with ongoing marketing campaigns designed to attract new customers combined with customer preferences to keep funds in banks due to uncertainties in the market combined with the acquisition of CBI. This growth was partially offset by a $24.3 million or 10.4% reduction in long-term debt primarily associated with the pre-payment and maturities of certain higher cost borrowings during the first quarter of 2010.

Provision for Loan Losses

The provision for loan losses of $25.4 million during the first nine months of 2011 decreased $11.2 million from the same period in 2010 primarily due to an $8.1 million lower provision for the Florida portfolio. During the first nine months of 2011, net charge-offs decreased $1.9 million from the same period of 2010 as the Corporation recognized lower net charge-offs in its Florida portfolio, which decreased $1.7 million compared to the first nine months of 2010. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $25.4 million provision for loan losses for the first nine months of 2011 was comprised of $7.8 million relating to FNBPA’s Florida region, $4.4 million relating to Regency and $13.2 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first nine months of 2011, net charge-offs were $22.7 million or 0.45% (annualized) of average loans compared to $24.5 million or 0.55% (annualized) of average loans for the same period in 2010. The net charge-offs for the first nine months of 2011 were comprised of $4.8 million or 3.59% (annualized) of average loans relating to FNBPA’s Florida region, $4.4 million or 3.58% (annualized) of average loans relating to Regency and $13.5 million or 0.28% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $87.3 million for the first nine months of 2011 increased $0.8 million or 1.0% from the same period of 2010. Increases in service charges, securities commissions and fees, trust income and income from BOLI combined with lower OTTI charges were partially offset by decreases in insurance commissions and fees, gain on sale of securities, gain on sale of residential mortgage loans and other non-interest income. The variances in these non-interest income items are further explained in the following paragraphs.

Net impairment losses on securities for the nine months ended September 30, 2010 were $2.3 million, primarily relating to pooled TPS, compared to an immaterial amount for the same period of 2011.

Service charges on loans and deposits of $46.1 million for the first nine months of 2011 increased $3.4 million or 8.0% from the same period of 2010, reflecting increases of $2.1 million in income from interchange fees and $1.3 million in other service charges due to a combination of new account growth and the CBI acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $11.8 million for the nine months ended September 30, 2011 decreased by $0.3 million or 2.3% from the same period of 2010 primarily as a result of lower contingent and commission revenues.

Securities commissions of $6.0 million for the first nine months of 2011 increased by $0.8 million or 16.4% from the same period of 2010 primarily due to positive results from initiatives started towards the end of 2010, combined with increased volume, organic growth and the CBI acquisition, partially offset by the effect of the unfavorable stock market conditions during the third quarter of 2011.

Trust fees of $11.2 million for the first nine months of 2011 increased by $1.8 million or 19.0% from the same period of 2010 due to revenue initiatives implemented in 2011 combined with increased volume from the CBI acquisition, partially offset by the effect of the unfavorable stock market conditions during the third quarter of 2011. As a result of these unfavorable stock market conditions, the market value of assets under management decreased by $37.8 million or 1.6% to $2.3 billion over this same period.

Gain on sale of securities of $0.1 million for the first nine months of 2011 decreased $2.4 million or 94.4% from the same period of 2010 primarily as a result of the Corporation selling a $6.0 million U.S. government agency security and $53.8 million of mortgage-backed securities during the first quarter of 2010 to better position the balance sheet.

Gain on the sale of residential mortgage loans of $1.8 million for the first nine months of 2011 decreased from $2.3 million for the same period of 2010 as a result of the Corporation receiving a lower return on residential mortgage loans sold during 2011. For the first nine months of 2011, the Corporation sold $117.4 million of residential mortgage loans compared to $121.5 million for the same period of 2010 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $3.9 million for the nine months ended September 30, 2011 increased by $0.2 million or 4.1% from the same period of 2010 due to a death claim adjustment.

Other income of $6.5 million for the first nine months of 2011 decreased $4.4 million or 40.6% from the same period of 2010. The primary items contributing to this decrease were $3.7 million less in recoveries on impaired loans acquired in previous acquisitions and a $1.6 million gain relating to the successful harvesting of a mezzanine financing relationship by the Corporation’s merchant banking subsidiary during the first half of 2010. Additionally, gains on the sale of fixed assets decreased $0.3 million during this period. Partially offsetting these decreases was an increase of $1.6 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.

Non-Interest Expense

Total non-interest expense of $212.1 million for the first nine months of 2011 increased $19.4 million or 10.0% from the same period of 2010. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, merger-related expenses and other non-interest expenses partially offset by decreases in outside services and FDIC insurance. These variances in non-interest expense items are further explained in the following paragraphs.

Salaries and employee benefits of $112.1 million for the nine months ended September 30, 2011 increased $11.7 million or 11.7% from the same period of 2010. This increase was primarily attributable to the CBI acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation and restricted stock combined with higher 401(k) contribution expense due to the 401(k) plan changes previously discussed in the Retirement and Other Postretirement Benefit Plans footnote. These increases were partially offset by lower retirement plan expense as a result of the Corporation freezing the RIP at December 31, 2010, as discussed in the Retirement and Other Postretirement Benefit Plans footnote.

Occupancy and equipment expense of $30.6 million for the first nine months of 2011 increased $1.8 million or 6.4% from the same period of 2010 primarily related to higher expenses associated with the CBI acquisition combined with $0.3 million in costs related to damage caused by severe flooding in northeastern Pennsylvania during the third quarter of 2011.

Amortization of intangibles expense of $5.4 million for the first nine months of 2011 increased $0.4 million or 7.3% from the same period of 2010 due to higher intangible balances from the CBI acquisition.

Outside services expense of $16.0 million for the nine months ended September 30, 2011 decreased $1.1 million or 6.5% from the same period of 2010, primarily resulting from a decrease of $1.9 million in fees associated with ATM services due to new contract pricing combined with a decrease of $0.9 million in courier expenses resulting from the elimination of courier service related to the implementation of check imaging technology. These decreases were partially offset by increases of $1.3 million, $0.3 million and $0.4 million related to check card expenses, armored car services and other outside services primarily due to the CBI acquisition.

FDIC insurance of $6.3 million for the first nine months of 2011 decreased $1.6 million or 20.3% from the same period of 2010 due to the new assessment methodology effective during the second quarter of 2011, partially offset by the impact of the CBI acquisition.

The Corporation recorded $4.6 million in merger-related costs associated with the CBI acquisition and the pending PFC acquisition during the first nine months of 2011. Merger-related costs recorded during the same period of 2010 were $0.1 million.

Other non-interest expense of $37.1 million for the first nine months of 2011 increased $3.6 million or 10.9% from the same period of 2010. During the first nine months of 2011, OREO expenses increased $2.5 million to reflect the current valuations and property maintenance costs primarily for the Corporation’s Florida real estate loan portfolio. Loan-related expenses increased $0.8 million during this same time period resulting from costs incurred in conjunction with a home equity promotional offering. Additionally, other expenses, including marketing, state capital stock taxes, supplies, telephone and postage increased a combined $2.1 million during the first nine months of 2011 mainly due to the acquisition of CBI. Partially offsetting these increases, during the first nine months of 2010, the Corporation recorded charges of $2.3 million associated with the prepayment of certain higher cost borrowings to better position the balance sheet.

Income Taxes

The Corporation’s income tax expense of $22.9 million for the first nine months of 2011 increased $4.7 million or 25.7% from the same period of 2010. The effective tax rate of 26.6% for the first nine months of 2011 increased slightly from 26.3% for the same period of 2010 primarily due to higher taxable income for the first nine months of 2011. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI and tax credits.

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

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the 234 banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short-term and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at September 30, 2011 was $146.5 million compared to $91.6 million at December 31, 2010. This increase is primarily the result of the $62.8 million of net proceeds from the stock offering completed on May 18, 2011. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 3.1 times on September 30, 2011 and 2.0 times on December 31, 2010. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 20 months on September 30, 2011 and 12 months on December 31, 2010. Regency also has a $25.0 million committed line of credit with a major domestic bank which had $10.0 million outstanding on September 30, 2011 and December 31, 2010. In addition, the Corporation also issues subordinated notes through Regency on a regular basis. Subordinated notes increased $7.3 million or 3.6% during the first nine months of 2011 to $211.5 million at September 30, 2011.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and customer repurchase agreements. On average, deposits and customer repurchase agreements increased $20.5 million or 1.0% annualized for the quarter. The growth in transaction deposit accounts and customer repurchase agreements was due to new client acquisition and higher customer balances. This was partially offset by the continued planned decline in time deposits given the Corporation’s overall positive liquidity position. FNBPA had unused wholesale credit availability of $3.1 billion or 32.0% of bank assets at September 30, 2011 and $2.9 billion or 33.1% of bank assets at December 31, 2010. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 4.7% and 4.6% of bank assets as of September 30, 2011 and December 31, 2010, respectively.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of September 30, 2011 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets of 4.7% and (1.1)% as of September 30, 2011 and December 31, 2010, respectively. The change in this position is partially due to the low level of longer-term rates as of September 30, 2011, which is expected to shorten asset cash flows as a result of increased loan refinancing and investment security calls.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$177,150	$365,959	$457,984	$818,030	$1,819,123
Investments	112,088	147,049	174,567	294,348	728,052

	289,238	513,008	632,551	1,112,378	2,547,175

Liabilities
Non-maturity deposits	46,959	93,919	140,878	281,756	563,512
Time deposits	121,520	282,129	400,300	462,268	1,266,217
Borrowings	26,767	32,766	46,826	139,742	246,101

	195,246	408,814	588,004	883,766	2,075,830

Period Gap (Assets - Liabilities)	$93,992	$104,194	$44,547	$228,612	$471,345

Cumulative Gap	$93,992	$198,186	$242,733	$471,345

Cumulative Gap to Total Assets	0.9%	2.0%	2.4%	4.7%

In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of the Corporation’s liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

MARKET RISK

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Securities footnote discusses impairment charges the Corporation has taken on its investment portfolio relating to the pooled TPS. The Securities footnote also discusses the ongoing process management utilizes to determine whether impairment exists.

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

The following repricing gap analysis (in thousands) as of September 30, 2011 compares the difference between the amount of interest earning assets (IEA) and interest-bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Interest Earning Assets (IEA)
Loans	$2,237,100	$697,492	$382,185	$671,628	$3,988,405
Investments	114,684	182,089	247,879	338,086	882,738

	2,351,784	879,581	630,064	1,009,714	4,871,143

Interest-Bearing Liabilities (IBL)
Non-maturity deposits	1,707,357	—	—	—	1,707,357
Time deposits	132,530	283,155	400,320	461,485	1,277,490
Borrowings	811,653	27,880	7,247	60,584	907,364

	2,651,540	311,035	407,567	522,069	3,891,211

Period Gap	$(299,756)	$568,546	$222,497	$487,645	$978,932

Cumulative Gap	$(299,756)	$268,790	$491,287	$978,932

IEA/IBL (Cumulative)	0.89	1.09	1.15	1.25

Cumulative Gap to IEA	(3.5)%	3.1%	5.7%	11.4%

The cumulative twelve-month IEA to IBL ratio changed to 1.25 for September 30, 2011 from 1.13 for December 31, 2010.

The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of September 30, 2011.

The Corporation completed a core deposit study in early 2011 in which a statistical analysis of the behavior was conducted using historical data. The study provided historical behaviors of pricing elasticity, in terms of both rate change magnitude (beta) and the time lag in response to a change in market rates, for various core deposit categories. The study also provided estimates of the average lives of these categories. The Quarterly Report on Form 10-Q for the period ended March 31, 2011 provided interest rate risk metrics using both old and new assumptions so that the user could see the effect of this assumption change.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates.

	September 30, 2011	December 31, 2010	ALCO Guidelines
Net interest income change (12 months):
+ 300 basis points	3.4%	0.1%	—
+ 200 basis points	2.4%	0.0%	+/-5.0%
+ 100 basis points	1.3%	(0.1)%	+/-5.0%
- 100 basis points	(0.1)%	0.2%	+/-5.0%

Economic value of equity:
+ 300 basis points	4.3%	(8.5)%	—
+ 200 basis points	4.3%	(5.2)%	—
+ 100 basis points	3.2%	(2.2)%	—
- 100 basis points	(7.8)%	1.4%	—

The Corporation’s strategy is to manage to a relatively neutral interest rate risk position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged. The Corporation has maintained a relatively stable net interest margin over the last five years despite market rate volatility.

During the first nine months of 2011, the ALCO utilized several tactics to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. The average life of the certificates of deposit portfolio increased to 16.8 months as of September 30, 2011 from 14.6 months as of December 31, 2010. This was due to the CBI acquisition and also due to the fact that new volumes of certificates of deposit in the first nine months of 2011 had an average original term of 18 months. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 58.4% of total loans as of December 31, 2010 to 59.3% of total loans as of September 30, 2011. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The duration of the investment portfolio is relatively low at 2.3 years at September 30, 2011 and 2.5 years at December 31, 2010. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $178.5 million in notional swap principal originated during the first nine months of 2011 contributed to the increase in adjustable loans and contributed to the current total of $620.3 million of notional principal under the swap program. For additional information regarding interest rate swaps, see the Derivative Instruments footnote.

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

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	September 30, 2011	December 31, 2010
Non-interest bearing	$1,335,417	$1,093,230
Savings and NOW	3,794,127	3,423,844
Certificates of deposit and other time deposits	2,238,745	2,129,069

Total deposits	7,368,289	6,646,143
Customer repurchase agreements	672,866	611,902

Total deposits and customer repurchase agreements	$8,041,155	$7,258,045

Total deposits and customer repurchase agreements increased by $783.1 million or 10.8% to $8.0 billion at September 30, 2011 compared to December 31, 2010, primarily as a result of the CBI acquisition combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts) and customer repurchase agreements. The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with higher balances being carried by existing customers.

NON-PERFORMING ASSETS

Non-performing assets, which is comprised of non-performing loans, OREO and non-performing investments, totaled $165.8 million at September 30, 2011 compared to $174.0 million at December 31, 2010. The composition of non-performing loans and OREO changed during the first nine months of 2011 as non-accrual loans and restructured loans decreased $2.2 million and 7.7 million, respectively, while OREO increased $1.9 million. Additionally, non-performing investments decreased $0.3 million during this same period. The decrease in non-accrual loans was driven by $2.0 million and $0.5 million decreases in non-accrual loans in the Corporation’s Florida and Regency portfolios, respectively, partially offset by an increase of $0.3 million in non-accrual loans in the Corporation’s Pennsylvania portfolio. The decrease in restructured loans was primarily the result of $9.6 million of accruing residential mortgage loans moving to performing status during the quarter following a period of sustained performance. The Corporation expects all contractual amounts under the restructured terms of these residential mortgage loans will be collected. Additionally, OREO increased primarily due to the transfer of a $7.4 million property from the Corporation’s Florida portfolio into OREO during the first quarter, which was partially offset by the sale of two properties totaling $5.5 million from the Florida portfolio.

The following tables provide additional information relating to non-performing loans for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
September 30, 2011
Non-performing loans	$65,720	$53,254	$6,459	$125,433
Other real estate owned (OREO)	12,616	20,477	1,547	34,640
Total past due loans	115,052	53,254	6,137	174,443
Non-performing loans/total loans	1.02%	30.16%	3.99%	1.85%
Non-performing loans + OREO/ total loans + OREO	1.21%	37.42%	4.90%	2.35%

December 31, 2010
Non-performing loans	$71,961	$55,222	$8,111	$135,294
Other real estate owned (OREO)	10,520	20,860	1,322	32,702
Total past due loans	103,255	57,721	6,869	167,845
Non-performing loans/total loans	1.26%	28.28%	4.98%	2.22%
Non-performing loans + OREO/ total loans + OREO	1.44%	35.20%	5.75%	2.74%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 2011 increased $2.7 million or 2.5% from December 31, 2010. The provision for loan losses during the nine months ended September 30, 2011 was $25.4 million while net charge-offs were $22.7 million. The Corporation’s Pennsylvania portfolio continues to perform well as evidenced by its allowance for loan losses of $81.5 million or 1.26% of total loans in that portfolio and year to date net charge-offs of 0.28% (annualized) of average loans in that portfolio. The duration of the slow economic environment in the Corporation’s Florida portfolio continues to be a challenge as the allowance for loan losses for the Florida portfolio was $20.5 million or 11.60% of total loans in that portfolio at September 30, 2011 compared to $17.5 million or 8.95% of that portfolio at December 31, 2010. Based on data collected from reappraisals during 2011 and 2010 on certain properties in the Florida portfolio, along with Florida market data, the information suggests that Florida land valuations have not yet fully stabilized.

The allowance for the Florida land-related portfolio at September 30, 2011 was $9.8 million or 19.7% of the land-related portfolio compared to $7.6 million or 12.1% of the land-related portfolio at December 31, 2010.During the first nine months of 2011, the Corporation reduced its Florida land-related portfolio including OREO by $8.1 million or 10.4% to $70.0 million. In addition, the condominium portfolio including OREO has been reduced to zero as the Corporation sold the remaining property that made up this category during the first quarter of 2011.

The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 78.44% as of December 31, 2010 to 86.75% as of September 30, 2011. While the allowance for loan losses increased $2.7 million or 2.5% since December 31, 2010, non-performing loans decreased $10.0 million or 7.3% over the same period. On January 1, 2011, the Corporation acquired $445.3 million in loans from CBI which were recorded net of a $25.9 million credit mark and no longer carry an allowance for loan losses in accordance with ASC Topic 310-30. The credit mark represents the difference between the contractual and expected cash flows of these acquired loans. The ratio of the allowance for loan losses and credit mark to total loans and credit mark was 1.98% for the nine months ended September 30, 2011.

The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s loan portfolios (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended September 30, 2011
Provision for loan losses	$3,279	$3,941	$1,353	$8,573
Allowance for loan losses	81,538	20,478	6,797	108,813
Net loan charge-offs	4,094	3,481	1,409	8,984
Net loan charge-offs (annualized)/ average loans	0.25%	11.60%	3.42%	0.53%
Allowance for loan losses/total loans	1.26%	11.60%	4.20%	1.60%
Allowance for loan losses/ non-performing loans	124.07%	38.45%	105.24%	86.75%

At or for the Three Months Ended December 31, 2010
Provision for loan losses	$7,939	$1,271	$1,597	$10,807
Allowance for loan losses	81,797	17,485	6,838	106,120
Net loan charge-offs	6,870	12,901	1,543	21,314
Net loan charge-offs (annualized)/ average loans	0.48%	25.05%	3.78%	1.40%
Allowance for loan losses/total loans	1.43%	8.95%	4.20%	1.74%
Allowance for loan losses/ non-performing loans	113.67%	31.66%	84.30%	78.44%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. Through September 30, 2011, the Corporation has issued 30,187,500 common shares in public equity offerings under this registration statement. The capital offering completed in May 2011 increased the Corporation’s capital by $62.8 million, which increased all consolidated capital ratios. This capital has been retained at the parent company with plans to downstream to FNBPA in conjunction with the pending PFC acquisition scheduled for early 2012.

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

The Corporation’s management believes that, as of September 30, 2011 and December 31, 2010, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of September 30, 2011, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of September 30, 2011 and December 31, 2010 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$963,127	13.3%	$726,813	10.0%	$581,451	8.0%
FNBPA	838,866	11.8	709,312	10.0	567,450	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	844,261	11.6	436,088	6.0	290,725	4.0
FNBPA	740,908	10.5	425,587	6.0	283,725	4.0

Leverage Ratio:
F.N.B. Corporation	844,261	9.0	468,644	5.0	374,916	4.0
FNBPA	740,908	8.2	454,440	5.0	363,552	4.0

December 31, 2010
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$836,228	12.9%	$648,244	10.0%	$518,595	8.0%
FNBPA	768,040	12.3	626,183	10.0	500,946	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	737,755	11.4	388,946	6.0	259,297	4.0
FNBPA	689,495	11.0	375,710	6.0	250,473	4.0

Leverage Ratio:
F.N.B. Corporation	737,755	8.7	424,362	5.0	339,490	4.0
FNBPA	689,495	8.3	414,734	5.0	331,787	4.0

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT OF 2010

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) became law. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector and will fundamentally change the system of regulatory oversight as is described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in the Corporation’s 2010 Annual Report on Form 10-K as filed with the SEC on February 25, 2011. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. While the Corporation is not subject to these rules so long as it does not have assets in excess of $10 billion, the Corporation’s activities as a debit card issuer may nevertheless be indirectly impacted by the change in the applicable debit card market caused by these regulations, which may lead the Corporation to match any new lower fee structure implemented by larger financial institutions to remain competitive. Such lower fees could impact the revenue the Corporation earns from debit interchange fees, which were equal to $15.2 million for 2010 and $13.1 million for the nine months ended September 30, 2011.

However, upon completion of the merger between the Corporation and PFC, the combined company will have assets in excess of $10 billion and will be subject to the FRB rules concerning debit card interchange fees. The Corporation estimates that the combined company’s revenues earned from interchange fees could decrease by as much as $9.0 million or more per year prior to the implementation of any mitigation strategies that are currently being analyzed by the Corporation.

If the Corporation maintains remains under the $10 billion asset threshold through December 31, 2011, the impact of the above debit card regulations will not apply until July 1, 2013. If the Corporation exceeds the $10 billion asset threshold on December 31, 2011, the new regulations will become effective for the Corporation on July 1, 2012.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2011, as required by paragraph (d) of Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. *

*	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: November 8, 2011	/s/ Stephen J. Gurgovits
Stephen J. Gurgovits
Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2011	/s/ Vincent J. Calabrese
Vincent J. Calabrese
Chief Financial Officer
(Principal Financial Officer)

Dated: November 8, 2011	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)