Form 10-K
period 2011-12-31
FNB CORP/FL/
filed 2012-02-28
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

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

Large Accelerated Filer  ☒             Accelerated Filer  ☐             Non-accelerated Filer  ☐             Smaller Reporting Company  ☐

                               (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2011, determined using a per share closing price on that date of $10.35, as quoted on the New York Stock Exchange, was $1,259,276,427.

As of January 31, 2012, the registrant had outstanding 139,306,482 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 23, 2012 are incorporated by reference into Part III, items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 13, 2012.

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

Overview

The Corporation was formed in 1974 as a bank holding company. During 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2011, the Corporation had 234 Community Banking offices in Pennsylvania and Ohio and 66 Consumer Finance offices in those states as well as Tennessee and Kentucky.

The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-sized businesses in its market areas. The Corporation’s business strategy focuses primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation seeks to maintain its community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. However, while the Corporation seeks to preserve some decision making at a local level, it has centralized legal, loan review and underwriting, accounting, investment, audit, loan operations and data processing functions. The centralization of these processes enables the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

As of December 31, 2011, the Corporation had total assets of $9.8 billion, loans of $6.9 billion and deposits of $7.3 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

On May 18, 2011, the Corporation completed a public offering of 6,037,500 shares of common stock at a price of $10.70 per share, including 787,500 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. The net proceeds of the offering after deducting underwriting discounts and commissions and offering expenses were $62.8 million. Shortly before the commencement of this offering, the Corporation was selected by Standard & Poor’s as a constituent of the S&P SmallCap 600 Regional Bank Index.

Business Segments

In addition to the following information relating to the Corporation’s business segments, information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report and incorporated herein by reference. As of December 31, 2011, the Community Banking segment consisted of a regional community bank. The Wealth Management segment, as of that date, consisted of a trust company, a registered investment advisor and a subsidiary that offered broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consisted of an insurance agency and a reinsurer as of that date. The Consumer Finance segment consisted of a multi-state consumer finance company as of that date.

Community Banking

The Corporation’s Community Banking segment consists of First National Bank of Pennsylvania (FNBPA), which offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

The goals of Community Banking are to generate high quality, profitable revenue growth through increased business with its current customers, attract new customer relationships through FNBPA’s current branches and expand into new and existing markets through de novo branch openings, acquisitions and the establishment of loan production offices. Consistent with this strategy, the Corporation completed the acquisition of Parkvale Financial Corporation (PFC) on January 1, 2012 and the acquisition of Comm Bancorp, Inc (CBI) on January 1, 2011. For information pertaining to these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report and incorporated herein by reference. In addition, the Corporation considers Community Banking an important source of revenue opportunity through the cross-selling of products and services offered by the Corporation’s other business segments.

As of December 31, 2011, the Corporation operated its Community Banking business through a network of 234 branches in Pennsylvania and Ohio. Community Banking also has two commercial loan offices in Florida with the focus of managing the Florida loan portfolio originated in prior years.

The lending philosophy of Community Banking is to establish high-quality customer relationships, while minimizing credit losses by following strict credit approval standards (which include independent analysis of realizable collateral value), diversifying its loan portfolio by industry and borrower and conducting ongoing review and management of the loan portfolio. Commercial loans are generally made to established businesses within the geographic market areas served by Community Banking.

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

Wealth Management

The Corporation’s Wealth Management segment delivers wealth management services to individuals, corporations and retirement funds, as well as existing customers of Community Banking, located primarily within the Corporation’s geographic markets.

The Corporation’s Wealth Management operations are conducted through three subsidiaries of FNBPA. First National Trust Company (FNTC) provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2011, the fair value of trust assets under management was approximately $2.4 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

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

Other

The Corporation also has seven other subsidiaries. F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I issue trust preferred securities (TPS) to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay the subordinated notes through which loans in the Consumer Finance segment are funded. F.N.B. Capital Corporation, LLC (FNBCC), a merchant banking subsidiary, offers mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial leasing services to customers in need of new or used equipment. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report and incorporated herein by reference.

Market Area and Competition

The Corporation primarily operates in Pennsylvania and northeastern Ohio, an area with relatively stable markets and modest growth. The Corporation also has two commercial loan offices in Florida with the focus of managing the Florida loan portfolio originated in prior years. In addition to Pennsylvania and Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and western and central Kentucky.

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

Underwriting

Commercial Loans

The Corporation’s Credit Policy Manual requires, among other things, that all commercial loans be underwritten to document the borrower’s financial capacity to support the cash flow required to repay the loan. As part of this underwriting, the Corporation requires clear and concise documentation of the borrower’s ability to repay the loan based on current financial statements and/or tax returns, plus pro-forma financial statements, as appropriate. Specific guidelines for loan terms and conditions are outlined in the Corporation’s Credit Policy Manual. The guidelines also detail the collateral requirements for various loan types. It is the Corporation’s general practice to obtain personal guarantees, supported by current personal financial statements and/or tax returns, to reduce the credit risk, as appropriate.

For loans secured by commercial real estate, the Corporation obtains current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. The Corporation’s general policy for commercial real estate loans is to limit the terms of the loans to not more than 15 years and to have loan-to-value (LTV) ratios not exceeding 80%. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms. The Corporation’s Credit Policy Manual also delineates similar guidelines for maximum terms and acceptable advance rates for non-real estate secured loans.

Consumer Loans

The Corporation’s revolving home equity lines of credit (HELOC) are generally variable rate loans underwritten based on fully indexed rates. For home equity loans, the Corporation’s policy is to require a LTV ratio not in excess of 85% and FICO scores of not less than 660. The Corporation’s underwriters evaluate a borrower’s debt service capacity on all line of credit applications by utilizing an interest shock rate of 3% over the prevailing variable interest rate at origination. The borrower’s debt-to-income ratio must remain within the Corporation’s guidelines under the shock rate repayment formula.

The Corporation’s policy for its indirect installment loans, which third parties (primarily auto dealers) originate, is to require a minimum FICO score of 640 for the borrower, the age of the vehicle not to exceed 7 years or 85,000 miles and an appropriate LTV ratio, not to exceed 95%, based on the year and make of the vehicle financed.

The Corporation structures its consumer loan products to meet the diverse credit needs of consumers in the Corporation’s market for personal and household purposes. These loan products are on a fixed amount or revolving basis depending on customer need and borrowing capacity. The Corporation’s loans and lines of credit attempt to balance borrower budgeting sensitivities with realistic repayment maturities within a philosophy that encourages consumer financial responsibility, sound credit risk management and development of strong customer relationships.

The Corporation’s consumer loan policies and procedures require prospective borrowers to provide appropriate and accurate financial information that will enable the Corporation’s loan underwriting personnel to make credit decisions. Specific information requirements vary based on loan type, risk profile and secondary investor requirements where applicable. In all extensions of credit, however, the Corporation insists on evidence of capacity as well as an independent credit report to assess the prospective borrower’s willingness and ability to repay the debt. If any information submitted by the prospective borrower raises reasonable doubts with respect to the willingness and ability of the borrower to repay the loan, the Corporation denies the credit. The Corporation does not provide loans in which there is no verification of the prospective borrower’s income. The Corporation does not make interest-only or similar type residential mortgage loans.

The Corporation often takes collateral to support an extension of credit and to provide additional protection should the primary source of repayment fail. Consequently, the Corporation limits unsecured extensions of credit in amount and only grants them to borrowers with adequate capacity and above-average credit profiles. The Corporation expressly discourages unsecured credit lines for debt consolidation unless there is compelling evidence that the borrower has sufficient liquidity and net worth to repay the loan from alternative sources in the event of income disruption.

The Corporation generally obtains full independent appraisals of residential real estate collateral values on residential mortgage applications of $100,000 and greater. The Corporation may use algorithm-based valuation models for residential mortgages under $100,000. The Corporation recognizes the limitations as well as the benefits of these valuation products. The Corporation’s policy is to be conservative in their use but fluid and flexible in interpreting reasonable collateral values when obtained.

The Corporation monitors consumer loans with exceptions to its policy including, but not limited to, LTV ratios, FICO scores and debt-to-income ratios. Management routinely evaluates the type, nature, trend and scope of these exceptions and reacts through policy changes, lender counseling, adjustment of loan authorities and similar prerogatives to assure that the retail assets generated meet acceptable credit quality standards. As an added precaution, the Corporation’s risk management personnel conduct periodic reviews of files.

Regency Loans

Regency originates three general types of loans: direct real estate, direct non-real estate and indirect sales finance. Regency has written policies and procedures that it distributes to each Regency branch office defining underwriting, pricing and loan servicing guidelines. Regency issues written credit authority limits based upon the individual loan underwriter’s capability. On a monthly basis, Regency evaluates specific metrics relating to Regency’s origination and servicing of its loan portfolio. Regency also has a quality control program that reviews in an independent manner loan origination and servicing on a monthly basis to ensure adherence with compliance and credit criteria standards.

Regency evaluates each applicant for credit on an individual basis measuring attributes derived from the review of credit reports, income verification and collateral, if applicable, with product-specific underwriting standards. Regency utilizes a prospective borrower’s reported income to derive debt-to-income ratios that permit Regency to follow a conservative approach in evaluating a potential borrower’s ability to pay debt service.

Regency underwrites direct real estate loans utilizing a risk-based pricing matrix that evaluates the applicants by FICO score, credit criteria and LTV ratio. First lien general LTV standards permit a maximum of 85% of appraised value. Regency may grant second lien home equity loans up to 100% of the LTV ratio. Home equity loans below $10,000 are not LTV ratio specific. Regency does not offer variable rate real estate secured loans. Regency does not offer unverified or no documentation loans.

Regency underwrites direct financing for automobile secured loans utilizing a risk-based pricing matrix that evaluates the applicants by FICO score, credit criteria and advance rate as a percentage of the book value of the vehicle. Regency will only grant credit secured by an automobile at the current (time of application) National Automobile Dealers Association Book retail price.

Regency generates indirect sales finance applications and subsequent loans through dealers that Regency approves for the purpose of the customer’s finance of a purchase such as furniture or windows. Regency grants credit in a similar manner as set forth above for direct real estate loans. Pricing parameters are generally dealer and geographic specific. Regency underwrites direct non-real estate personal and secured loans represented above with the exception that this product does not rely on FICO scores. Specific analysis of the applicant’s credit report and income verification are the principal elements of Regency’s credit decision with respect to direct non-real estate personal and secured loans.

Mergers and Acquisitions

See the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report and incorporated herein by reference.

Employees

As of January 31, 2012, the Corporation and its subsidiaries had 2,510 full-time and 505 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

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

The Corporation’s subsidiary bank (FNBPA) and trust company (FNTC) are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is a bureau of the United States Treasury Department (UST). FNBPA is also subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, inter-affiliate transactions, limitations on the types of investments that may be made, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders. If the Corporation fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.

Pursuant to the GLB Act, bank holding companies such as the Corporation have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing and market-making; real estate development; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature or incidental thereto. The GLB Act repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act, which had previously restricted banking organizations’ ability to engage in certain types of business activities. As a result of the GLB Act, a bank holding company may engage in those activities directly or through subsidiaries by qualifying as a “financial holding company.” A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC. However, with the enactment of the so-called “Volcker Rule” under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) discussed below, the financial activities of bank holding companies and their subsidiaries may not include proprietary trading or acquiring or holding interests in, or sponsoring a hedge fund, subject to limited exceptions.

As a regulated financial holding company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The FRB, OCC, FDIC, Consumer Financial Protection Bureau (CFPB) and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, the Corporation, FNBPA and FNTC are subject to examination by the various regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity and various other factors, including, but not limited to, community reinvestment. An examination downgrade by any of the Corporation’s federal bank regulators could potentially result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act will have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things,

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

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that will be enforced by new and existing federal regulatory agencies, including the Financial Stability Oversight Council (FSOC), FRB, OCC, FDIC and CFPB. The following description briefly summarizes certain impacts of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Corporation and its subsidiaries.

Deposit Insurance.    The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average equity. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020. Several of these provisions may increase the FDIC deposit insurance premiums FNBPA pays.

Interest on Demand Deposits.    The Dodd-Frank Act also provided that effective July 21, 2011, depository institutions may pay interest on demand deposits, at which time the Corporation began paying interest on certain classes of commercial demand deposits.

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

The Consumer Financial Protection Bureau.    The Dodd-Frank Act creates a new, independent CFPB within the FRB. The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB and state attorneys general will have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and national banks. Compliance with any such new regulations established by the CFPB and/or states could reduce the Corporation’s revenue, increase its cost of operations, and could limit its ability to expand into certain products and services.

Debit Card Interchange Fees.    On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. Following completion of the Corporation’s acquisition of PFC on January 1, 2012, the Corporation’s assets exceeded the $10 billion threshold. As a result, the Corporation will become subject to the new rules regarding debit card interchange fees as of July 1, 2013. The Corporation expects that its revenue earned from debit card interchange fees, which were equal to $18.0 million for 2011, could decrease by $9.0 million or more per year.

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

The Dodd-Frank Act also restricts proprietary trading by banks, bank holding companies and others, and their acquisition and retention of ownership interests in and sponsorship of hedge funds and private equity funds. This restriction is commonly referred to as the “Volcker Rule.” There is an exception in the Volcker Rule to allow a bank to organize and offer hedge funds and private equity funds to customers if certain conditions are met. These conditions include, among others, requirements that the bank provides bona fide investment advisory services; the funds are organized only in connection with such services and to customers of such services; the bank does not have more than a de minimis interest in the funds, limited to a 3% ownership interest in any single fund and an aggregated investment in all funds of 3% of tier 1 capital; the bank does not guarantee the obligations or performance of the funds; and no director or employee of the bank has an ownership interest in the fund unless he or she provides services directly to the funds. Further details on the scope of the Volcker Rule and its exceptions may be found in the joint proposed rulemaking of the FRB, FDIC and SEC issued in October 2011.

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

The Corporation, like other bank holding companies, currently is required to maintain tier 1 capital and total capital (the sum of tier 1, tier 2 and tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items). Risk-based capital ratios are calculated by dividing tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2011, the Corporation’s tier 1 and total capital ratios under these guidelines were 11.7% and 13.3%, respectively. At December 31, 2011, the Corporation had $199.0 million of capital securities that qualified as tier 1 capital and $25.0 million of subordinated debt that qualified as tier 2 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 3.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Further, the FRB has indicated that it will consider a “tangible tier 1 capital leverage ratio” (deducting all intangibles) and all other indicators of capital strength in evaluating proposals for expansion or new activities. The Corporation’s leverage ratio at December 31, 2011 was 9.2%.

Increased Capital Standards and Enhanced Supervision

The Dodd-Frank Act imposes a series of more onerous capital requirements on financial companies and other companies, including swap dealers and non-bank financial companies that are determined to be of systemic risk. Compliance with heightened capital standards may reduce the Corporation’s ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.

The Dodd-Frank Act’s new regulatory capital requirements are intended to ensure that “financial institutions hold sufficient capital to absorb losses during future periods of financial distress.” The Dodd-Frank Act directs federal banking agencies to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured depository institutions, their holding companies and non-bank financial companies that have been determined to be systemically significant by the FSOC.

The Dodd-Frank Act requires that, at a minimum, regulators apply to bank holding companies and other systemically significant non-bank financial companies the same capital and risk standards that such regulators apply to banks insured by the FDIC. An important consequence of this requirement is that hybrid capital instruments, such as TPS, will no longer be included in the definition of tier 1 capital. Tier 1 capital includes common stock, retained earnings, certain types of preferred stock and TPS. Since TPS are not currently counted as tier 1 capital for insured banks, the effect of the Dodd-Frank Act is that such securities will no longer be included as tier 1 capital for bank holding companies. Excluding TPS from tier 1 capital could significantly decrease regulatory capital levels of bank holding companies that have traditionally relied on TPS to meet capital requirements. The Dodd-Frank Act capital requirements may force bank holding companies to raise other forms of tier 1 capital, for example, by issuing perpetual non-cumulative preferred stock. Since common stock must typically constitute at least 50 percent of tier 1 capital, many bank holding companies and systemically significant non-bank companies may also be forced to consider dilutive follow-on offerings of common stock.

In order to ease the compliance burden associated with the new capital requirements, the Dodd-Frank Act provides a number of exceptions and phase-in periods. For bank holding companies and systemically important non-bank financial companies, any “regulatory capital deductions” for debt or equity issued before May 19, 2010 will be phased in incrementally from January 1, 2013 to January 1, 2016. The term “regulatory capital deductions” refers to the exclusion of hybrid capital from Tier 1 capital. The ultimate impact of these new capital and liquidity standards on the Corporation cannot be determined at this time and will depend on a number of factors, including the treatment and implementation by the U.S. banking regulators.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2011.

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

If appointed as receiver for a failing financial company for which a systemic risk determination has been made, the FDIC has broad authority under the Dodd-Frank Act and the Orderly Liquidation Authority it created to operate or liquidate the business, sell the assets, and resolve the liabilities of the company immediately after its appointment as receiver or as soon as conditions make this appropriate. This authority will enable the FDIC to act immediately to sell assets of the company to another entity or, if that is not possible, to create a bridge financial company to maintain critical functions as the entity is wound down. In receiverships of insured depository institutions, the ability to act quickly and decisively has been found to reduce losses to creditors while maintaining key banking services for depositors and businesses. The FDIC will similarly be able to act quickly in resolving non-bank financial companies under the Dodd-Frank Act.

On August 10, 2010, the FDIC created the new Office of Complex Financial Institutions to help implement its expanded responsibilities. Over the course of 2011, the FDIC adopted five major rules for the implementation of its new receivership authority.

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
•

repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. Also, under applicable law, the claims of a receiver of an insured depository institution for administrative expense and claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC would ever seek to repudiate any obligations held by public note holders, such persons would be treated differently from, and could receive, if anything, substantially less than the depositors of the depository institution.

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

Dividend Restrictions

The Corporation’s primary source of funds for cash distributions to its stockholders, and funds used to pay principal and interest on its indebtedness, is dividends received from FNBPA. FNBPA is subject to federal laws and regulations governing its ability to pay dividends to the Corporation, including requirements to maintain capital above regulatory minimums. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of its net income for the current year combined with its retained net income for the two preceding years. The OCC has the authority to prohibit the payment of dividends by a national bank if it determines such payment would be an unsafe or unsound banking practice. In addition to dividends from FNBPA, other sources of parent company liquidity for the Corporation include cash and short-term investments, as well as dividends and loan repayments from other subsidiaries.

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

In addition, if FNBPA were no longer “well-capitalized” and “well-managed” within the meaning of the BHC Act and FRB rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of FRB applications would not be available to the Corporation. Moreover, examination ratings of “3” or lower, “unsatisfactory” ratings, capital ratios below well-capitalized levels, regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in the loss of financial holding company status, practical limitations on the ability of a bank or bank holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities.

Financial Holding Company Status and Activities

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

Activities and Acquisitions

The BHC Act requires a bank holding company to obtain the prior approval of the FRB before:

•

the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;

•	any of the company’s subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or
•	the company may merge or consolidate with any other bank holding company.

The Interstate Banking Act generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits:

•	a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank;
•	a bank to acquire branches from an out-of-state bank; and
•	a bank to establish and operate de novo interstate branches whenever the host state permits de novo branching.

Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

The Change in Bank Control Act prohibits a person, entity or group of persons or entities acting in concert, from acquiring “control” of a bank holding company or bank unless the FRB has been given prior notice and has not objected to the transaction. Under FRB regulations, the acquisition of 10% or more (but less than 25%) of the voting stock of a corporation would, under the circumstances set forth in the regulations, create a rebuttable presumption of acquisition of control of the corporation.

Securities and Exchange Commission

The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of the business activities of certain subsidiaries. The Dodd-Frank Act significantly expanded the SEC’s jurisdiction over hedge funds, credit ratings agencies and governance of public companies, among other areas, and enhanced the SEC’s enforcement powers. Several of the provisions could lead to significant changes in SEC enforcement practice and may have long-term implications for public companies, their officers and employees, accountants, brokerage firms, investment advisers and persons associated with them. For example, these provisions (1) authorize new rewards to and provide expanded protections of whistleblowers; (2) provide the SEC authority to impose substantial civil penalties on all persons subject to cease-and-desist proceedings, not merely securities brokers, investment advisers and their associated persons; (3) broaden standards for the imposition of secondary liability; (4) confer on the SEC extraterritorial jurisdiction over alleged fraud violations involving conduct abroad and enhancing the ability of the SEC and the Public Company Accounting Oversight Board to regulate foreign public accounting firms; and (5) expand the applicability of collateral bars.

SOX contains important requirements for public companies in the area of financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by the Corporation’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are required with respect to each of the Corporation’s quarterly and annual reports filed with the SEC. These certifications attest that the applicable report does not contain any untrue statement of a material fact. The Corporation also maintains a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of process and entity level controls and testing of the operating effectiveness of key controls. See Item 9A, Controls and Procedures, of this Report for the Corporation’s evaluation of its disclosure controls and procedures.

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

Investment Advisors also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor under the Employee Retirement Income Security Act (ERISA), among others. The principal purpose of these regulations is the protection of clients and plan assets and beneficiaries, rather than the protection of stockholders and creditors.

Consumer Finance Subsidiary

Regency is subject to regulation under Pennsylvania, Tennessee, Ohio and Kentucky state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions, the Ohio Division of Consumer Finance and the Kentucky Department of Financial Institutions periodically visit Regency’s offices and conduct extensive examinations in order to determine compliance with such laws and regulations. Additionally, the FRB, as “umbrella” regulator of the Corporation pursuant to the GLB Act, may conduct an examination of Regency’s offices or operations. Such examinations include a review of loans and the collateral therefor, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is subject to certain federal consumer protection laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions.

Insurance Agencies

FNIA is subject to licensing requirements and extensive regulation under the laws of the Commonwealth of Pennsylvania and the various states in which FNIA conducts business. These laws and regulations are primarily for the benefit of policyholders. In all jurisdictions, the applicable laws and regulations are subject to amendment or interpretation by regulatory authorities. Generally, those authorities are vested with relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Licenses may be denied or revoked for various reasons, including for regulatory violations or upon conviction for certain crimes. Possible sanctions that may be imposed for violation of regulations include the suspension of individual employees, limitations on engaging in a particular business for a specified period of time, revocation of licenses, censures and fines.

Penn-Ohio is subject to examination by the Arizona Department of Insurance. Representatives of the Arizona Department of Insurance periodically determine whether Penn-Ohio has maintained required reserves, established adequate deposits under a reinsurance agreement and complied with reporting requirements under the applicable Arizona statutes.

Merchant Banking

FNBCC is subject to regulation and examination by the FRB as the “umbrella” regulator and is subject to rules and regulations issued by the SEC.

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

Available Information

The Corporation makes available on its website at www.fnbcorporation.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to any of the foregoing) as soon as practicable after such reports are filed with or furnished to the SEC. These reports are also available to stockholders, free of charge, upon written request to F.N.B. Corporation, Attn: David B. Mogle, Corporate Secretary, One F.N.B. Boulevard, Hermitage, PA 16148. A fee to cover the Corporation’s reproduction costs will be charged for any requested exhibits to these documents. The public may read and copy the materials the Corporation files with the SEC at the SEC’s Public Reference Room, located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public may also read and copy the materials the Corporation files with the SEC by visiting the SEC’s website at http://www.sec.gov, the Internet site maintained by the SEC that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The Corporation’s common stock is traded on the NYSE under the symbol “FNB”.

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

If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse affect on the Corporation’s business, financial condition or results of operations. These events could also have a negative effect on the trading price of the Corporation’s securities.

The Corporation’s results of operations are significantly affected by the ability of its borrowers to repay their loans.

Lending money is an essential part of the banking business. However, for various reasons, borrowers do not always repay their loans. The risk of non-payment is affected by:

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

There is no precise method of predicting loan losses. The Corporation can give no assurance that its allowance for loan losses will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation attempts to maintain an adequate allowance for loan losses to provide for estimated losses inherent in its loan portfolio as of the reporting date. The Corporation periodically determines the amount of its allowance for loan losses based upon consideration of several quantitative and qualitative factors including, but not limited to, the following:

•	a regular review of the quality, mix and size of the overall loan portfolio;
•	historical loan loss experience;
•	evaluation of non-performing loans;
•	geographic or industry concentration;
•	assessment of economic conditions and their effects on the Corporation’s existing portfolio; and
•	the amount and quality of collateral, including guarantees, securing loans.

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

The Corporation may continue to be adversely affected by depressed residential and commercial real estate prices in Florida real estate markets.

Many Florida real estate markets, including the markets in Orlando, Cape Coral and Fort Myers, where the Corporation had operated loan production offices, continued to decline in value in 2009, 2010 and 2011.

Those markets may fail to improve or continue to undergo further declines during 2012. During a period of prolonged general economic downturn in the Florida market and even though FNBPA’s Florida loan portfolio comprises only 2.2% of the Corporation’s total loan portfolio, the Corporation may experience further increases in non-performing assets, net charge-offs and provisions for loan losses.

The Corporation’s financial condition may be adversely affected if it is unable to attract sufficient deposits to fund its anticipated loan growth.

The Corporation funds its loan growth primarily through deposits. To the extent that the Corporation is unable to attract and maintain sufficient levels of deposits to fund its loan growth, it would be required to raise additional funds through public or private financings. The Corporation can give no assurance that it would be able to obtain these funds on terms that are attractive to it.

Interest rate volatility could significantly harm the Corporation’s business.

The Corporation’s results of operations are affected by the monetary and fiscal policies of the federal government. A significant component of the Corporation’s earnings consists of its net interest income, which is the difference between the income from interest-earning assets, such as loans and investments, and the expense of interest-bearing liabilities, such as deposits and borrowings. A change in market interest rates could adversely affect the Corporation’s earnings if market interest rates change such that the interest the Corporation pays on deposits and borrowings increase at a faster rate than the interest it collects on loans and investments. Consequently, the Corporation, along with other financial institutions, generally will be sensitive to interest rate fluctuations.

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

The Corporation’s ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside of the Corporation’s control, and on the Corporation’s financial performance. Accordingly, there can be no assurance of the Corporation’s ability to expand its operations through internal growth and acquisitions. As such, the Corporation may be forced to delay raising capital, issue shorter term securities than desired or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility.

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

The Corporation has grown significantly over the last few years and intends to seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its financial institution subsidiaries. However, the market for acquisitions is highly competitive. The Corporation may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as it currently anticipates.

As part of its acquisition strategy, the Corporation may acquire additional banks and non-bank entities that it believes provide a strategic fit with its business. To the extent that the Corporation is successful with this strategy, it cannot assure you that it will be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities of banks and non-bank entities that the Corporation acquires;
•	exposure to potential asset quality issues of acquired banks and non-bank entities;
•	potential disruption to the Corporation’s business;
•	potential diversion of the time and attention of the Corporation’s management; and
•	the possible loss of key employees and customers of the banks and other businesses that the Corporation acquires.

In addition to acquisitions, the Corporation may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional de novo branch openings. Based on its experience, the Corporation believes that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that the Corporation undertakes additional de novo branch openings, it is likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on its net income, earnings per share, return on average shareholders’ equity and return on average assets.

The Corporation may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to its overall operations. Following each acquisition, the Corporation must expend substantial resources to integrate the entities. The integration of non-banking entities often involves combining different industry cultures and business methodologies. The failure to integrate successfully the entities the Corporation acquires with its existing operations may adversely affect its results of operations and financial condition.

The Corporation’s status as a holding company makes it dependent on dividends from its subsidiaries to meet its financial obligations and pay dividends to stockholders.

The Corporation is a holding company and conducts almost all of its operations through its subsidiaries. The Corporation does not have any significant assets other than cash and the stock of its subsidiaries. Accordingly, the Corporation depends on dividends from its subsidiaries to meet its financial obligations and to pay dividends to stockholders. The Corporation’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of its net income for the current year combined with its retained net income for the two preceding years. The OCC has the authority to prohibit FNBPA from paying dividends if it determines such payment would be an unsafe and unsound banking practice.

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

The Corporation and its subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by several governmental agencies, including the FRB, OCC and FDIC. Regulations are generally intended to provide protection for depositors, borrowers and other customers rather than for investors. The Corporation is subject to changes in federal and state law, regulations, governmental policies, tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;
•	mergers with or acquisitions of other institutions;
•	investments;
•	loans and interest rates;
•	assessments of fees, such as overdraft and electronic transfer interchange fees;
•	the provision of securities, insurance or trust services; and
•	the types of non-deposit activities in which the Corporation’s financial institution subsidiaries may engage.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Corporation and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to these regulatory capital adequacy guidelines. Changes resulting from the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee on Banking Supervision and implemented by the FRB, when fully phased in, will likely require the Corporation to satisfy additional, more stringent capital adequacy standards.

In December 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies beginning on January 1, 2013 and fully phased-in on January 1, 2019, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio, or LCR, which is designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio, or NSFR, designed to promote more medium- and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR and NSFR have proposed adoption dates beginning in 2015 and 2018, respectively.

The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III during the first quarter of 2012. Given that the Basel III rules are subject later to change, and the scope and content of capital regulations that the U.S. banking agencies may adopt under the Dodd-Frank Act is uncertain, it is uncertain what impact the new capital regulations will have on the Corporation’s capital ratios. These changes to present capital and liquidity requirements could restrict the Corporation’s activities and require it to maintain additional capital. Compliance with heightened capital standards may reduce its ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations. If the Corporation fails to meet these minimum liquidity capital guidelines and other regulatory requirements, its financial condition would be materially and adversely affected.

The prolonged negative effect of the recession and weak economic recovery may adversely affect the Corporation’s financial performance.

The severe recession and weak economic recovery have resulted in continued uncertainty in the financial and credit markets in general. There is also concern about the possibility of another economic downturn. The FRB, in an attempt to stimulate the overall economy, has, among other things, kept interest rates low through its targeted federal funds rate and purchased mortgage-backed securities. If the FRB increases the federal funds rate, overall interest rates will likely rise which may negatively impact the housing markets and the U.S. economic recovery. A prolonged weakness in the economy generally, and in the financial services industry in particular, could negatively affect the Corporation’s operations by causing an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

The Dodd-Frank Act effects fundamental changes in the regulation of the financial services industry, some of which may adversely affect the Corporation’s business.

The Dodd-Frank Act imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are: (i) creating the CFPB to regulate consumer financial products and services; (ii) creating the FSOC to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) limiting debit card interchange fees; (v) adopting certain changes to stockholder rights, including a stockholder “say on pay” vote on executive compensation; (vi) strengthening the SEC’s powers to regulate securities markets; (vii) regulating OTC derivative markets; (viii) making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (ix) providing consumers a defense of set-off or recoupment in a foreclosure or collection action if the lender violates the newly created “reasonable ability to repay” provision; (x) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, disallowing mandatory arbitration, and prepayment considerations; and (xi) the “Volcker Rule” which, among other things, imposes restrictions on proprietary trading and investment activities of banks and bank holding companies. Regulators are tasked with adopting regulations that enact and define the breadth and scope of many of these changes. Many of the regulations that must be adopted under the Dodd-Frank Act have yet to be proposed, and it is difficult to gauge the impact of certain provisions of the Dodd-Frank Act because so many important details related to the concepts adopted in the Dodd-Frank Act were left within the discretion of the regulators. For example, the CFPB has the power to adopt new regulations to protect consumers, which power it may exercise at its discretion so long as it advances the general concept of the protection of consumers. Consequently, the impact of these regulations and other regulations to be adopted pursuant to the Dodd-Frank Act is unclear, but may impair the Corporation’s ability to meet all of the product needs of its customers, lead customers to seek financial solutions and products through non-banking channels and adversely affect the Corporation’s profits. Moreover, the increased regulatory scrutiny set forth in the bill and the various proposed mechanisms by which the regulated entities reimburse the regulatory agencies for the increased costs associated with implementing the increased regulatory scrutiny will likely increase the Corporation’s cost of compliance, divert its resources and may adversely affect profits.

Among those regulations that have been proposed or adopted, the following may adversely affect the business of the Corporation:

•	limitations on debit card interchange fees may affect its profits;
•	changing the methodology for calculating deposit insurance premium rates will become more complex, less predictable and more pro-cyclical, adversely affecting its profits and diverting its resources;
•	changing the procedures for liquidation may adversely impact its credit ratings and adversely impact its liquidity, profits, and its ability to fund itself;
•	increases in requirements for regulatory capital while eliminating certain sources of capital may adversely affect its profits; and
•	the ability to pay interest on commercial demand deposit accounts may increase its interest expenses.

These provisions may limit the types of products the Corporation is able to offer, the methods of offering them and prices at which they are offered. They may also increase the cost of offering these products. These provisions likely will affect different financial institutions in different ways, and therefore, may also affect the competitive landscape.

Increases in or required prepayments of FDIC insurance premiums may adversely affect the Corporation’s earnings.

Since 2008, higher levels of bank failures have dramatically increased resolution costs of the FDIC and depleted its DIF. In addition, the FDIC instituted temporary programs, some of which were made permanent by the Dodd-Frank Act, to further insure customer deposits at FDIC-insured banks, which have placed additional stress on the DIF.

In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. With the enactment of the Dodd-Frank Act in July 2010, the minimum reserve ratio for the DIF was increased from 1.15% to 1.35% of estimated insured deposits, or the assessment base, and the FDIC was directed to take the steps needed to cause the reserve ratio of the DIF to reach 1.35% of estimated insured deposits by September 30, 2020. On December 15, 2010, as part of its long-range management plan to ensure that the DIF is able to maintain a positive balance despite banking crises and steady, moderate assessment rates despite economic and credit cycles, the FDIC set the DIF’s designated reserve ratio, or DRR, at 2% of estimated insured deposits. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion, so smaller community banks will be spared the cost of funding the increase in the minimum reserve ratio. As of January 1, 2012, the assets of FNBPA exceeded the $10 billion threshold.

Historically, the FDIC utilized a risk-based assessment system that imposed insurance premiums based upon a risk matrix that takes into account several components, including but not limited to the bank’s capital level and supervisory rating. Pursuant to the Dodd-Frank Act, in February 2011, the FDIC amended its regulations to base insurance assessments on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period; to set deposit insurance assessment rates in light of the new assessment base; and to revise the assessment system applicable to large banks (those having at least $10 billion in total assets) to better differentiate for the risks that a large bank could pose to the DIF.

The likely effect of the new assessment scheme will be to increase assessment fees for institutions that rely more heavily on non-deposit funding sources. However, the higher assessments for institutions that have relied on non-deposit sources of funding in the past could force these institutions to change their funding models and more actively search for deposits. If this happens, it could drive up the costs to attain deposits across the market, a situation that would negatively impact community banks like FNBPA, which derive the majority of their funding from deposits.

The Corporation generally will be unable to control the amount of premiums that it is required to pay for FDIC insurance. Any future increases in or required prepayments of FDIC insurance premiums may adversely affect the Corporation’s financial condition or results of operations. In light of the recent increases in the assessment rates, the potential for additional increases, and the Corporation’s status as a large bank following its acquisition of PFC (due to the increase in its assets to more than $10 billion), FNBPA may be required to pay additional amounts to the DIF, which could have an adverse effect on its earnings. If FNBPA’s deposit insurance premium assessment rate increases again, either because of its risk classification, because of emergency assessments, or because of another uniform increase, the earnings of the Corporation could be further adversely impacted.

Recently adopted rules regulating the imposition of debit card income may adversely affect the operations of the Corporation.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. Entities having assets in excess of $10 billion as of December 31, 2011 will be required to comply with those rules effective as of July 1, 2012. Beginning in 2012 and for each calendar year thereafter, entities having assets in excess of $10 billion as of the end of that calendar year will be required to comply with those rules no later than the immediately following July 1. Although entities having assets of less than $10 billion are exempt from these rules, nevertheless, their activities as debit card issuers may be affected indirectly if they must match new, lower fee structures implemented by larger financial institutions in order to remain competitive.

Following completion of the merger between the Corporation and PFC on January 1, 2012, the Corporation’s assets exceeded the $10 billion threshold. Thus, it is expected that the Corporation will become subject to the FRB rules concerning debit card interchange fees as of July 1, 2013. The Corporation estimates that its revenues earned from interchange fees could decrease by $9.0 million or more per year.

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

The market price of the Corporation’s common stock is subject to the risk of fluctuations.

The market price of the Corporation’s common stock may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in the Corporation’s operating results, interest income, cash flows or liquidity;
•	changes in the Corporation’s earnings estimates or those of analysts;
•	changes in the Corporation’s dividend policy;
•	publication of research reports about the Corporation or the banking industry generally;
•	increases in market interest rates that lead purchasers of the Corporation’s common stock to demand a higher dividend yield;
•	changes in market valuations of similar institutions;
•

adverse market reaction to the amount of maturing debt and other liabilities in the near-and medium-term and the Corporation’s ability to refinance such debt and the terms thereof or the Corporation’s plans to incur additional debt in the future;

•	additions or departures of key management personnel;
•	actions by institutional shareholders;
•	speculation in the press or investment community;
•	the realization of any of the other risk factors included in, or incorporated by reference to, this Report; and
•	general market and economic conditions.

Many of the factors listed above are beyond the Corporation’s control. Those factors may cause the market price of the Corporation’s common stock to decline, regardless of its financial performance and condition and prospects. It is impossible to provide any assurance that the market price of the Corporation’s common stock will not fall in the future, and it may be difficult for holders to resell shares of the Corporation’s common stock at prices they find attractive, or at all.

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

As of December 31, 2011, the Community Banking segment had 234 offices, located in 38 counties in Pennsylvania and 4 counties in Ohio, of which 165 were owned and 69 were leased. Community Banking also leases its two commercial loan offices. As of December 31, 2011, the Consumer Finance segment had 66 offices, located in 17 counties in Pennsylvania, 17 counties in Tennessee, 13 counties in Ohio and 8 counties in Kentucky, of which one was owned and 65 were leased. The operating leases for the Community Banking and Consumer Finance segments expire at various dates through the year 2024 and generally include options to renew. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report and incorporated herein by reference.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and principal occupation for each of the executive officers of the Corporation as of February 15, 2012 is set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	47	President and Chief Executive Officer of the Corporation; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	49	Chief Financial Officer of the Corporation; Senior Vice President of FNBPA

Gary L. Guerrieri	51	Chief Credit Officer of the Corporation; Executive Vice President of FNBPA

Timothy G. Rubritz	57	Corporate Controller and Senior Vice President of the Corporation

John C. Williams, Jr.	65	President of FNBPA

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

The Corporation’s common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2011 and 2010. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2012, there were 12,415 holders of record of the Corporation’s common stock.

	Low	High	Dividends
Quarter Ended 2011
March 31	$9.75	$10.68	$0.12
June 30	9.66	11.50	0.12
September 30	7.87	10.73	0.12
December 31	8.06	11.50	0.12
Quarter Ended 2010
March 31	$6.65	$8.66	$0.12
June 30	7.84	9.75	0.12
September 30	7.53	8.90	0.12
December 31	8.10	10.28	0.12

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2011.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (♦) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2006, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance

Total Return, Including Stock and Cash Dividends

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands, except per share data

Year Ended December 31	2011 (1)	2010	2009	2008 (2)	2007
Total interest income	$391,125	$373,721	$388,218	$409,781	$368,890
Total interest expense	74,617	88,731	121,179	157,989	174,053
Net interest income	316,508	284,990	267,039	251,792	194,837
Provision for loan losses	33,641	47,323	66,802	72,371	12,693
Total non-interest income	119,918	115,972	105,482	86,115	81,609
Total non-interest expense	283,734	251,103	255,339	222,704	165,614
Net income	87,047	74,652	41,111	35,595	69,678
Net income available to common stockholders	87,047	74,652	32,803	35,595	69,678

At Year-End
Total assets	$9,786,483	$8,959,915	$8,709,077	$8,364,811	$6,088,021
Net loans	6,756,005	5,982,035	5,744,706	5,715,650	4,291,429
Deposits	7,290,659	6,646,143	6,380,223	6,054,623	4,397,684
Short-term borrowings	850,404	753,603	669,167	596,263	449,823
Long-term debt	88,016	192,058	324,877	490,250	481,366
Junior subordinated debt	203,967	204,036	204,711	205,386	151,031
Total stockholders’ equity	1,210,199	1,066,124	1,043,302	925,984	544,357

Per Common Share
Basic earnings per share	$0.70	$0.66	$0.32	$0.44	$1.16
Diluted earnings per share	0.70	0.65	0.32	0.44	1.15
Cash dividends declared	0.48	0.48	0.48	0.96	0.95
Book value	9.51	9.29	9.14	10.32	8.99

Ratios
Return on average assets	0.88%	0.84%	0.48%	0.46%	1.15%
Return on average tangible assets	0.99	0.95	0.57	0.55	1.25
Return on average equity	7.36	7.06	3.87	4.20	12.89
Return on average tangible common equity	15.76	16.02	8.74	10.63	26.23
Dividend payout ratio	69.72	74.02	149.50	219.91	82.45
Average equity to average assets	11.97	11.88	12.35	11.01	8.93

(1)	On January 1, 2011, the Corporation completed the acquisition of Comm Bancorp, Inc.

(2)	During 2008, the Corporation completed acquisitions of Omega Financial Corporation and Iron and Glass Bancorp, Inc.

QUARTERLY EARNINGS SUMMARY (Unaudited)

Dollars in thousands, except per share data

Quarter Ended 2011	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$96,897	$98,702	$98,155	$97,371
Total interest expense	16,768	18,300	19,461	20,088
Net interest income	80,129	80,402	78,694	77,283
Provision for loan losses	8,289	8,573	8,551	8,228
Gain on sale of securities	3,511	49	38	54
Impairment loss on securities	(29)	(37)	—	—
Other non-interest income	29,116	29,618	29,220	28,378
Total non-interest expense	71,591	69,217	68,369	74,557
Net income	23,737	23,773	22,362	17,175

Per Common Share
Basic earnings per share	$0.19	$0.19	$0.18	$0.14
Diluted earnings per share	0.19	0.19	0.18	0.14
Cash dividends declared	0.12	0.12	0.12	0.12

Quarter Ended 2010	Dec. 31 (1)	Sept. 30	June 30	Mar. 31
Total interest income	$92,867	$93,947	$94,361	$92,546
Total interest expense	20,022	21,688	22,880	24,141
Net interest income	72,845	72,259	71,481	68,405
Provision for loan losses	10,807	12,313	12,239	11,964
Gain on sale of securities	443	80	47	2,390
Impairment loss on securities	(51)	—	(602)	(1,686)
Other non-interest income	29,108	27,674	28,998	29,571
Total non-interest expense	58,329	64,247	63,084	65,443
Net income	23,533	17,217	17,922	15,980

Per Common Share
Basic earnings per share	$0.21	$0.15	$0.16	$0.14
Diluted earnings per share	0.21	0.15	0.16	0.14
Cash dividends declared	0.12	0.12	0.12	0.12

(1)	The results for the quarter ended December 31, 2010 were significantly affected by a one-time prior service credit to pension expense of $10,543 (or $6,853 after tax) due to the freezing of the Retirement Income Plan.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important Cautionary Statement Regarding Forward-Looking Information

Certain statements in this Report are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act, relating to present or future trends or factors affecting the banking industry and, specifically, the financial operations, markets and products of the Corporation. Forward-looking statements are typically identified by words such as “believe”, “plan”, “expect”, “anticipate”, “intend”, “outlook”, “estimate”, “forecast”, “will”, “should”, “project”, “goal”, and other similar words and expressions. These forward-looking statements involve certain risks and uncertainties. There are a number of important factors that could cause the Corporation’s future results to differ materially from historical performance or projected performance. These factors include, but are not limited to: (1) a significant increase in competitive pressures among financial institutions; (2) changes in the interest rate environment that may reduce net interest margins; (3) changes in prepayment speeds, loan sale volumes, charge-offs and loan loss provisions; (4) general economic conditions; (5) various monetary and fiscal policies and regulations of the U.S. Government that may adversely affect the businesses in which the Corporation is engaged; (6) technological issues which may adversely affect the Corporation’s financial operations or customers; (7) changes in the securities markets; (8) risk factors mentioned in the reports and registration statements the Corporation files with the SEC which are on file with the SEC, and are available on the Corporation’s website at www.fnbcorporation.com and on the SEC website at www.sec.gov; (9) housing prices; (10) the job market; (11) consumer confidence and spending habits or (12) estimates of fair value of certain of the Corporation’s assets and liabilities. All information provided in this Report is based on information presently available and the Corporation undertakes no obligation to revise these forward-looking statements or to reflect events or circumstances after the date this Report is filed with the SEC.

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

Management also evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Such factors could include: levels of, and trends in, consumer bankruptcies, delinquencies and non-performing loans, impaired loans, charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in lending policies and procedures, including those for underwriting, collection, charge-off and recovery; experience, ability and depth of lending management and staff; results of internal loan reviews; national and local economic trends and conditions; industry and geographic conditions; concentrations of credit such as, but not limited to, local industries, their employees or suppliers; market uncertainty and illiquidity; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. The determination of this component of the allowance is particularly dependent on the judgment of management.

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

The assessment of a security’s ability to recover any decline in fair value, the ability of the issuer to meet contractual obligations, and the Corporation’s intent and ability to retain the security require considerable judgment. The unrealized losses of $13.2 million on pooled TPS have been recognized on the balance sheet as a component of accumulated other comprehensive income, net of tax, however future charges to earnings could result if expected cash flows deteriorate.

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC (Accounting Standards Codification) 320, Investments—Debt Securities.

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

The value of goodwill and other identifiable intangibles is dependent upon the Corporation’s ability to provide quality, cost-effective services in the face of competition. As such, these values are supported ultimately by revenue that is driven by the volume of business transacted. A decline in earnings as a result of a lack of growth or the Corporation’s inability to deliver cost-effective services over sustained periods can lead to impairment in value which could result in additional expense and adversely impact earnings in future periods.

Other identifiable intangible assets such as core deposit intangibles and customer and renewal lists are amortized over their estimated useful lives.

The Corporation performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Corporation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. The two-step impairment test is used to identify potential goodwill impairment and measure the amount of impairment loss to be recognized, if any. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure impairment loss, if any. Under the second step, the fair value is allocated to all of the assets and liabilities of the reporting unit to determine an implied fair value of goodwill. This allocation is similar to a purchase price allocation performed in purchase accounting. If the implied goodwill value of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that difference.

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

The Corporation performed an annual test of goodwill and other intangibles as of October 1, 2011, and concluded that the recorded value of goodwill was not impaired.

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

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2011 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

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

Results of Operations

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net income for 2011 was $87.0 million or $0.70 per diluted share compared to net income of $74.7 million or $0.65 per diluted share for 2010. The increase in net income is a result of an increase of $31.5 million in net interest income, combined with an increase of $3.9 million in non-interest income and a decrease of $13.7 million in the provision for loan losses, partially offset by a $32.6 million increase in non-interest expense. The results for 2011 were impacted by merger costs totaling $5.0 million and the full-year effect of the CBI acquisition on January 1, 2011. The results for 2010 were impacted by a one-time $10.5 million reduction to pension expense and merger costs totaling $0.6 million. These items are more fully discussed later in this section.

The Corporation’s return on average equity was 7.36% and its return on average assets was 0.88% for 2011, compared to 7.06% and 0.84%, respectively, for 2010.

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

The following tables summarize the Corporation’s non-GAAP financial measures for 2011 and 2010 derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Year Ended December 31
	2011	2010
Return on average tangible equity:
Net income	$87,047	$74,652
Amortization of intangibles, net of tax	4,698	4,364

	$91,745	$79,016

Average total stockholders’ equity	$1,181,941	$1,057,732
Less: Average intangibles	(599,851)	(564,448)

	$582,090	$493,284

Return on average tangible equity	15.76%	16.02%

Return on average tangible assets:
Net income	$87,047	$74,652
Amortization of intangibles, net of tax	4,698	4,364

	$91,745	$79,016

Average total assets	$9,871,164	$8,906,734
Less: Average intangibles	(599,851)	(564,448)

	$9,271,313	$8,342,286

Return on average tangible assets	0.99%	0.95%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2011			2010			2009
Assets	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Interest bearing deposits with banks	$118,731	$275	0.23%	$171,740	$428	0.25%	$202,288	$504	0.24%
Federal funds sold	—	—	—	—	—	—	14,110	69	0.48
Taxable investment securities (1)	1,555,939	42,061	2.65	1,394,778	43,150	3.04	1,210,817	50,551	4.13
Non-taxable investment securities (1)(2)	198,197	11,402	5.75	189,834	11,126	5.86	188,627	10,857	5.76
Loans (2)(3)	6,688,368	345,282	5.16	5,968,567	325,669	5.45	5,831,176	332,587	5.69

Total interest earning assets	8,561,235	399,020	4.66	7,724,919	380,373	4.92	7,447,018	394,568	5.29

Cash and due from banks	166,809			141,880			142,838
Allowance for loan losses	(109,754)			(114,526)			(107,015)
Premises and equipment	127,017			115,983			120,747
Other assets	1,125,857			1,038,478			1,002,600

	$9,871,164			$8,906,734			$8,606,188

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$2,889,720	9,912	0.34	$2,443,381	10,129	0.41	$2,192,844	14,229	0.65
Savings	945,673	1,683	0.18	857,582	1,659	0.19	841,999	2,875	0.34
Certificates and other time	2,278,133	41,940	1.84	2,199,667	52,736	2.40	2,258,551	68,595	3.04
Customer repurchase agreements	637,351	3,185	0.49	640,248	4,449	0.69	472,628	4,596	0.96
Other short-term borrowings	154,228	3,526	2.26	130,981	3,694	2.78	114,341	3,924	3.38
Long-term debt	200,158	6,403	3.20	224,610	8,080	3.60	419,570	17,202	4.10
Junior subordinated debt	203,950	7,968	3.91	204,370	7,984	3.91	205,045	9,758	4.76

Total interest bearing liabilities	7,309,213	74,617	1.02	6,700,839	88,731	1.32	6,504,978	121,179	1.86

Non-interest bearing demand	1,266,392			1,045,837			940,808
Other liabilities	113,618			102,326			97,298

	8,689,223			7,849,002			7,543,084
Stockholders’ equity	1,181,941			1,057,732			1,063,104

	$9,871,164			$8,906,734			$8,606,188

Excess of interest earning assets over interest bearing liabilities	$1,252,022			$1,024,080			$942,040

Net interest income (FTE)		324,403			291,642			272,389
Tax-equivalent adjustment		7,895			6,652			6,350

Net interest income		$316,508			$284,990			$267,039

Net interest spread			3.64%			3.60%			3.43%

Net interest margin (2)			3.79%			3.77%			3.67%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). In 2011, net interest income, which comprised 72.5% of net revenue (net interest income plus non-interest income) compared to 71.1% in 2010, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $32.8 million or 11.2% from $291.6 million for 2010 to $324.4 million for 2011. Average earning assets increased $836.3 million or 10.8% and average interest bearing liabilities increased $608.4 million or 9.1% from 2010 due to organic growth in investments, loans, deposits and customer repurchase agreements combined with the acquisition of CBI. The Corporation’s net interest margin increased slightly from 3.77% for 2010 to 3.79% for 2011 as deposit rates declined faster than loan yields and the funding mix improved with higher transaction account balances and lower long-term debt. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table provides certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volume and rates paid for interest bearing liabilities for the periods indicated (in thousands):

	2011 vs 2010			2010 vs 2009
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(124)	$(29)	$(153)	$(94)	$18	$(76)
Federal funds sold	—	—	—	(35)	(34)	(69)
Securities	4,628	(5,441)	(813)	5,324	(12,456)	(7,132)
Loans	34,040	(14,427)	19,613	3,949	(10,867)	(6,918)

	38,544	(19,897)	18,647	9,144	(23,339)	(14,195)

Interest Expense
Deposits:
Interest bearing demand	1,437	(1,654)	(217)	699	(4,799)	(4,100)
Savings	145	(121)	24	(79)	(1,137)	(1,216)
Certificates and other time	1,866	(12,662)	(10,796)	(1,724)	(14,135)	(15,859)
Customer repurchase agreements	(20)	(1,244)	(1,264)	1,372	(1,519)	(147)
Other short-term borrowings	427	(595)	(168)	536	(766)	(230)
Long-term debt	(831)	(846)	(1,677)	(7,218)	(1,904)	(9,122)
Junior subordinated debt	(16)	—	(16)	(32)	(1,742)	(1,774)

	3,008	(17,122)	(14,114)	(6,446)	(26,002)	(32,448)

Net Change	$35,536	$(2,775)	$32,761	$15,590	$2,663	$18,253

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $399.0 million for 2011 increased by $18.6 million or 4.9% from 2010 primarily due to increased earning assets resulting from a combination of organic growth, the May 2011 capital raise and the CBI acquisition, partially offset by lower yields. The increase in earning assets was primarily driven by a $719.8 million or 12.1% increase in average loans during 2011. Loans acquired from CBI totaled $445.3 million on the acquisition date. The yield on earning assets decreased 26 basis points from 2010 to 4.66% for 2011 reflecting the decreases in market interest rates and competitive pressure.

Interest expense of $74.6 million for 2011 decreased $14.1 million or 15.9% from 2010 due to lower rates paid, partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of CBI. The rate paid on interest bearing liabilities decreased 30 basis points to 1.02% during 2011 compared to 2010, reflecting changes in interest rates and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $830.6 million or 11.6% for 2011 compared to 2010. This growth was driven by success with ongoing marketing campaigns designed to attract new customers, combined with customer preferences to keep funds in banks due to uncertainties in the market and the acquisition of CBI. This growth was partially offset by a $24.5 million or 10.9% reduction in long-term debt primarily associated with the prepayment and maturities of certain higher-cost borrowings during the first quarter of 2010. The Corporation also reduced its long-term debt during the fourth quarter of 2011 with the prepayment of certain higher-cost borrowings.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $33.6 million during 2011 decreased $13.7 million from 2010 due to a $7.1 million lower provision for the Florida portfolio and a $6.6 million lower provision for the remainder of the Corporation’s portfolio. During 2011, net charge-offs decreased $6.8 million from 2010 as the Corporation recognized lower net charge-offs in its Florida portfolio, which decreased $4.8 million compared to 2010. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $33.6 million provision for loan losses for 2011 was comprised of $10.1 million relating to FNBPA’s Florida region, $6.1 million relating to Regency and $17.4 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During 2011, net charge-offs were $39.1 million or 0.58% of average loans compared to $45.9 million or 0.77% of average loans for 2010. The net charge-offs for 2011 were comprised of $14.6 million or 8.19% of average loans relating to FNBPA’s Florida region, $6.1 million or 3.79% of average loans relating to Regency and $18.4 million or 0.29% of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $119.9 million for 2011 increased $3.9 million or 3.4% from 2010. Increases in service charges, securities commissions and fees, trust income, income from BOLI and gain on sale of securities combined with lower OTTI charges were partially offset by decreases in insurance commissions and fees, gain on sale of residential mortgage loans and other non-interest income. The variances in these non-interest income items are further explained in the following paragraphs.

Net impairment losses on securities for 2010 were $2.3 million, primarily relating to pooled TPS, compared to $0.1 million for 2011.

Service charges on loans and deposits of $61.9 million for 2011 increased $5.1 million or 9.0% from 2010, reflecting increases of $2.7 million in income from interchange fees, $0.6 million in overdraft fees and $1.8 million in other service charges due to a combination of new account growth and the CBI acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 section included in the Business section of this Report.

Insurance commissions and fees of $15.2 million for 2011 decreased by $0.6 million or 3.7% from 2010 primarily as a result of lower contingent and commission revenues.

Securities commissions of $7.6 million for 2011 increased by $0.7 million or 10.6% from 2010 primarily due to positive results from initiatives started towards the end of 2010 and improved market conditions in 2011, combined with increased volume, organic growth and the CBI acquisition.

Trust fees of $14.8 million for 2011 increased by $2.1 million or 16.2% from 2010 due to revenue initiatives implemented in 2011 and improved market conditions in 2011, combined with increased volume from the CBI acquisition. During 2011, the market value of assets under management increased by $110.9 million or 4.8% to $2.4 billion at December 31, 2011.

Gain on sale of securities of $3.7 million for 2011 increased $0.7 million or 23.4% from 2010. During 2011, the Corporation recognized a $3.4 million gain relating to the sale of a $3.9 million U.S. government agency security and $83.7 million of mortgage-backed securities. During 2010, the Corporation recognized a gain of $2.3 million relating to the sale of a $6.0 million U.S. government agency security and $53.8 million of mortgage-backed securities. These sales were made in conjunction with debt prepayments that were completed to better position the balance sheet.

Gain on the sale of residential mortgage loans of $2.8 million for 2011 decreased from $3.8 million for 2010 as a result of the Corporation selling less residential mortgage loans and receiving a lower return on those residential mortgage loans sold during 2011. During 2011, the Corporation sold $164.5 million of residential mortgage loans compared to $191.9 million in 2010 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $5.2 million for 2011 increased by $0.3 million or 5.1% from 2010 due to a death claim adjustment.

Other income of $9.0 million for 2011 decreased $5.6 million or 38.4% from 2010. The primary items contributing to this decrease were $3.7 million less in recoveries on impaired loans acquired in previous acquisitions and $2.5 million gains relating to the successful harvesting of mezzanine financing relationships by the Corporation’s merchant banking subsidiary during 2010. Additionally, gains on the sale of fixed assets and repossessed assets decreased $0.5 million during this period. Partially offsetting these decreases was an increase of $1.3 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.

Non-Interest Expense

Total non-interest expense of $283.7 million for 2011 increased $32.6 million or 13.0% from 2010. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, loan-related expenses, OREO expenses, telephone, advertising, merger-related expenses and other non-interest expenses partially offset by decreases in outside services, FDIC insurance and state taxes. These variances in non-interest expense items are further explained in the following paragraphs.

Salaries and employee benefits of $149.8 million for 2011 increased $23.6 million or 18.7% from 2010. This increase was primarily attributable to the CBI acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation and restricted stock combined with higher 401(k)

contribution expense due to the 401(k) plan changes discussed in the Retirement Plans footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. These increases were partially offset by lower retirement plan expense as a result of the Corporation freezing the Retirement Income Plan (RIP) at December 31, 2010, which is also discussed in the Retirement Plans footnote. The results for 2010 also included a one-time $10.5 million reduction to pension expense related to the freezing of the RIP.

Occupancy and equipment expense of $40.8 million for 2011 increased $2.6 million or 6.7% from 2010, primarily related to higher expenses associated with the CBI acquisition combined with $0.3 million in costs related to damage caused by severe flooding in northeastern Pennsylvania during the third quarter of 2011.

Amortization of intangibles expense of $7.2 million for 2011 increased $0.5 million or 7.7% from 2010 due to higher intangible balances from the CBI acquisition.

Outside services expense of $21.8 million for 2011 decreased $0.8 million or 3.5% from 2010, primarily resulting from a decrease of $2.5 million in fees associated with ATM services due to new contract pricing combined with a decrease of $1.2 million in courier expenses resulting from the elimination of courier service related to the implementation of check imaging technology. These decreases were partially offset by increases of $1.8 million, $0.4 million and $0.8 million related to debit card expenses, armored car services and other outside services primarily due to the CBI acquisition.

FDIC insurance of $8.0 million for 2011 decreased $2.5 million or 23.8% from 2010 due to the new assessment methodology effective during the second quarter of 2011, partially offset by the impact of the CBI acquisition.

State tax expense of $7.0 million for 2011 decreased $0.3 million or 4.2% from 2010, primarily due to lower net worth based taxes during 2011.

Loan-related expense of $5.4 million for 2011 increased $0.7 million or 14.8% from 2010, primarily resulting from costs incurred in conjunction with a home equity promotional offering and higher production volumes.

OREO expense of $5.2 million for 2011 increased $0.3 million or 6.8% from 2010 to reflect the current valuations and property maintenance costs primarily for the Corporation’s Florida real estate loan portfolio.

Telephone expense of $5.0 million for 2011 increased $0.4 million or 9.2% from 2010, primarily due to the CBI acquisition.

Advertising and promotional expense of $6.4 million for 2011 increased $1.2 million or 23.5% from 2010, primarily due to the CBI acquisition.

The Corporation recorded $5.0 million in merger-related costs associated with the CBI acquisition and the pending PFC acquisition during 2011. Merger-related costs recorded during 2010 were $0.6 million. Information relating to the Corporation’s acquisitions is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Other non-interest expense of $22.1 million for 2011 increased $2.6 million or 13.1% from 2010. Supplies, business development expenses and postage increased $0.6 million, $0.4 million and $0.2 million, respectively, during 2011, mainly due to the acquisition of CBI. During 2011 and 2010, the Corporation recorded charges of $3.3 million and $2.3 million, respectively, associated with the prepayment of certain higher-cost borrowings to better position the balance sheet.

Income Taxes

The Corporation’s income tax expense of $32.0 million for 2011 increased $4.1 million or 14.8% from 2010. The effective tax rate of 26.9% for 2011 decreased slightly from 27.2% for 2010 primarily due to higher tax credits and the resolution of previously uncertain tax positions for 2011. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI and tax credits.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net income for 2010 was $74.7 million or $0.65 per diluted share compared to net income available to common shareholders of $32.8 million or $0.32 per diluted common share for 2009. Net income available to common stockholders for 2009 was derived by reducing net income by $8.3 million related to preferred stock dividends and discount amortization associated with the Corporation’s participation in the UST’s Capital Purchase Program (CPP). The increase in net income is a result of an increase of $18.0 million in net interest income, combined with an increase of $10.5 million in non-interest income and decreases of $19.5 million in the provision for loan losses and $4.2 million in non-interest expenses. These items are more fully discussed later in this section.

The Corporation’s return on average equity was 7.06% and its return on average assets was 0.84% for 2010, compared to 3.87% and 0.48%, respectively, for 2009.

Net Interest Income

In 2010, net interest income, which comprised 71.1% of net revenue compared to 71.7% in 2009, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $19.3 million or 7.1% from $272.4 million for 2009 to $291.6 million for 2010. Average interest earning assets increased $277.9 million or 3.7% and average interest bearing liabilities increased $195.9 million or 3.0% from 2009 due to growth in investments, loans, deposits and customer repurchase agreements. The Corporation’s net interest margin increased 10 basis points from 2009 to 3.77% for 2010 as deposit rates declined faster than loan yields along with an improved funding mix with higher transaction account balances and lower long-term debt.

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

Interest expense of $88.7 million for 2010 decreased by $32.4 million or 26.8% from 2009. The rate paid on interest bearing liabilities decreased 54 basis points to 1.32% during 2010 reflecting changes in interest rates and a favorable shift in mix. Average interest bearing liabilities increased $195.9 million or 3.0% to average $6.7 billion for 2010. This growth was primarily attributable to average deposit and customer repurchase agreement growth of $479.9 million or 7.2% for 2010, driven by the success of marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with customer preferences to keep funds in banks due to uncertainties in the market. This growth was partially offset by a $195.0 million or 46.5% reduction in long-term debt associated with the prepayment and maturities of certain higher cost borrowings in 2010.

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

Non-Interest Income

Total non-interest income of $116.0 million in 2010 increased $10.5 million or 9.9% from 2009. This increase resulted primarily from higher gains on sales of securities, an increase in trust fees and higher gains on sales of residential mortgage loans, combined with increased other income and lower OTTI charges. These items were partially offset by decreases in service charges, insurance commissions and fees, securities commissions and fees and income from BOLI. These items are further explained in the following paragraphs.

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

Non-Interest Expense

Total non-interest expense of $251.1 million in 2010 decreased $4.2 million or 1.7% from 2009. This decrease was primarily attributable to decreases in salaries and employee benefits, outside services, loan-related, OREO, FDIC insurance, telephone and advertising, partially offset by increases in merger-related and other expenses. These items are further explained in the following paragraphs.

Salaries and employee benefits of $126.3 million in 2010 decreased $0.6 million or 0.5% from 2009. This decrease was primarily driven by a one-time $10.5 million reduction to pension expense in 2010 related to the amendment of the existing plan to be more in line with current industry practices. This amendment is intended to reduce the volatility and uncertainty of future pension costs and provide employees greater flexibility through participation in the Corporation’s 401(k) plan which is expected to increase the Corporation’s contributions by approximately $1.0 million per annum. Partially offsetting the one-time pension adjustment was an increase of $3.8 million relating to salaries associated with various revenue-generating initiatives such as the addition of an asset-based lending group and an expanded private banking group combined with normal annual merit increases. Additionally, incentive compensation increased $3.8 million resulting from business performance, discretionary employer 401(k) contributions increased $1.1 million as a result of the Corporation exceeding its annual profitability thresholds and restricted stock expense increased $1.0 million primarily due to the effect of prior year executive bonuses being awarded in stock instead of cash.

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

Loan-related expense of $4.7 million in 2010 increased $0.8 million or 21.2% from 2009 primarily due to costs associated with the Florida commercial loan portfolio.

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

Other non-interest expenses of $19.6 million in 2010 increased $1.3 million or 7.2% from 2009. During 2010, the Corporation recognized charges of $2.3 million associated with the prepayment of certain higher cost borrowings to better position the balance sheet. During 2009, the Corporation recorded net expense of $1.0 million associated with a litigation settlement.

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

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short-term and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at December 31, 2011 was $166.1 million, compared to $91.6 million at December 31, 2010. This increase is primarily the result of the $62.8 million of net proceeds from the stock offering completed on May 18, 2011, which was deployed in the January 2012 PFC acquisition. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 1.6 times on December 31, 2011 and 2.0 times on December 31, 2010. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 12.2 months on December 31, 2011 and 11.7 months on December 31, 2010. Regency also has a $25.0 million committed line of credit with a major domestic bank with $10.0 million outstanding on December 31, 2011 and December 31, 2010. In addition, the Corporation issues subordinated notes through Regency on a regular basis. Subordinated notes increased $8.7 million or 4.2% during 2011 to $212.9 million at December 31, 2011.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and customer repurchase agreements. Average deposits and customer repurchase agreements increased $830.6 million or 11.6% for 2011, with organic growth of 3.6% due to continued new customer acquisition and higher average balances partially offset by a planned decline in time deposits. FNBPA had unused wholesale credit availability of $3.4 billion or 35.3% of bank assets at December 31, 2011 and $2.9 billion or 33.1% of bank assets at December 31, 2010. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. The increase in unused availability is both a function of reduced usage of borrowings as well as an increase in available lines. During the fourth quarter of 2011, the Corporation opted to retire early $136.0 million of its FHLB borrowings as part of a strategy to increase earnings, improve the net interest margin and better position the balance sheet. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 3.2% and 4.6% of bank assets as of December 31, 2011 and 2010, respectively. This ratio is expected to increase significantly after the excess cash acquired in the PFC acquisition is invested.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of December 31, 2011 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 3.4% and (1.1)% as of December 31, 2011 and 2010, respectively. The change in this position is partially due to the low level of longer-term rates which has shortened expected asset cash flows as a result of increased loan refinancing and investment security calls.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$183,367	$347,680	$456,524	$789,926	$1,777,497
Investments	76,081	111,366	168,835	256,832	613,114

	259,448	459,046	625,359	1,046,758	2,390,611
Liabilities
Non-maturity deposits	46,821	93,642	140,462	280,925	561,850
Time deposits	133,570	265,988	338,355	485,293	1,223,206
Borrowings	85,007	31,553	49,251	107,793	273,604

	265,398	391,183	528,068	874,011	2,058,660

Period Gap (Assets - Liabilities)	$(5,950)	$67,863	$97,291	$172,747	$331,951

Cumulative Gap	$(5,950)	$61,913	$159,204	$331,951

Cumulative Gap to Total Assets	(0.1)%	0.6%	1.6%	3.4%

In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of the Corporation’s liquidity position. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices. The Securities footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses impairment charges the Corporation has taken on its investment portfolio relating to the pooled TPS. The Securities footnote also discusses the ongoing process management utilizes to determine whether impairment exists.

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

Gap analysis and EVE are static measures that do not incorporate assumptions regarding future business. Gap analysis, while a helpful diagnostic tool, displays cash flows for only a single rate environment. EVE’s long-term horizon helps identify changes in optionality and longer-term positions. However, EVE’s liquidation perspective does not translate into the earnings-based measures that are the focus of managing and valuing a going concern. Net interest income simulations explicitly measure the exposure to earnings from changes in market rates of interest. In these simulations, the Corporation’s current financial position is combined with assumptions regarding future business to calculate net interest income under various hypothetical rate scenarios. The ALCO reviews earnings simulations over multiple years under various interest rate scenarios on a periodic basis. Reviewing these various measures provides the Corporation with a comprehensive view of its interest rate risk profile.

The following repricing gap analysis (in thousands) as of December 31, 2011 compares the difference between the amount of interest earning assets (IEA) and interest bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Interest Earning Assets (IEA)
Loans	$2,310,041	$722,028	$391,192	$628,099	$4,051,360
Investments	76,083	130,350	183,431	296,035	685,899

	2,386,124	852,378	574,623	924,134	4,737,259

Interest Bearing Liabilities (IBL)
Non-maturity deposits	1,630,454	—	—	—	1,630,454
Time deposits	144,193	267,487	337,687	484,436	1,233,803
Borrowings	847,203	27,581	11,044	31,378	917,206

	2,621,850	295,068	348,731	515,814	3,781,463

Period Gap	$(235,726)	$557,310	$225,892	$408,320	$955,796

Cumulative Gap	$(235,726)	$321,584	$547,476	$955,796

IEA/IBL (Cumulative)	0.91	1.11	1.17	1.25

Cumulative Gap to IEA	(2.8)%	3.8%	6.5%	11.3%

The cumulative twelve-month IEA to IBL ratio changed to 1.25 for December 31, 2011 from 1.13 for December 31, 2010. The change in this position is due to management’s tactics (discussed below) and shorter asset cash flows due to lower long-term rates (discussed following the liquidity gap table).

The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2011.

The Corporation completed a core deposit study in early 2011 in which a statistical analysis of the deposit behavior was conducted using historical data. The study provided historical behaviors of pricing elasticity, in terms of both rate change magnitude (beta) and the time lag in response to a change in market rates, for various core deposit categories. The study also provided estimates of the average lives of these categories. The Quarterly Report on Form 10-Q for the period ended March 31, 2011 provided interest rate risk metrics using both old and new assumptions so that the user could see the effect of this assumption change.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	December 31, 2011	December 31, 2010	ALCO Guidelines
Net interest income change (12 months):
+ 300 basis points	3.9%	0.1%	+/-5.0%
+ 200 basis points	2.8%	0.0%	+/-5.0%
+ 100 basis points	1.6%	(0.1)%	+/-5.0%
- 100 basis points	(1.6)%	0.2%	+/-5.0%

Economic value of equity:
+ 300 basis points	5.3%	(8.5)%	—
+ 200 basis points	5.0%	(5.2)%	—
+ 100 basis points	3.6%	(2.2)%	—
- 100 basis points	(9.3)%	1.4%	—

The Corporation’s strategy is to manage to a relatively neutral interest rate risk position. Currently, rising rates are expected to have a positive effect on net interest income versus net interest income if rates remained unchanged. The Corporation has maintained a relatively stable net interest margin over the last five years despite market rate volatility.

During 2011, the ALCO utilized several tactics to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. The average life of the certificates of deposit portfolio increased to 17.0 months as of December 31, 2011 from 14.6 months as of December 31, 2010. This was due to the CBI acquisition and also due to the fact that new volumes of certificates of deposit in 2011 had an average original term of 18 months. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages in the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans increased from 58.4% of total loans as of December 31, 2010 to 59.6% of total loans as of December 31, 2011. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The duration of the investment portfolio is relatively low at 2.2 years at December 31, 2011 and 2.5 years at December 31, 2010. Finally, the Corporation has made use of interest rate swaps to lessen its interest rate risk position. The $233.4 million in notional swap principal originated during 2011 contributed to the increase in adjustable loans and contributed to the current total of $654.3 million of notional principal under the swap program. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2011 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$5,131,328	$—	$—	$—	$5,131,328
Certificates and other time deposits	1,237,015	590,961	317,504	12,960	2,158,440
Operating leases	6,386	9,966	4,581	56,440	77,373
Long-term debt	33,490	33,973	18,728	1,825	88,016

	$6,408,219	$634,900	$340,813	$71,225	$7,455,157

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2011 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$1,748,720	$41,836	$37,240	$116,093	$1,943,889
Standby letters of credit	45,165	15,915	3,964	48,224	113,268

	$1,793,885	$57,751	$41,204	$164,317	$2,057,157

Commitments to extend credit and standby letters of credit do not necessarily represent future cash requirements because while the borrower has the ability to draw upon these commitments at any time, these commitments often expire without being drawn upon. Additionally, a significant portion of these commitments can be terminated by the Corporation. For additional information relating to commitments to extend credit and standby letters of credit, see the Commitments, Credit Risk and Contingencies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial real estate loans in Florida, of which approximately 29.1% were land-related and 70.9% were non land-related as of December 31, 2011. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $163.9 million or 2.4% of total loans at December 31, 2011 compared to $162.8 million or 2.7% of total loans as of December 31, 2010. Due to the relative insignificance of these consumer finance loans and the lower risk profile relative to the Florida loans, they are not segregated from other consumer loans.

Following is a summary of loans (in thousands):

December 31	2011	2010	2009	2008	2007
Commercial real estate	$2,341,646	$2,061,119	$2,059,215	$1,953,154	$1,308,157
Commercial real estate - FL	154,081	195,281	243,911	294,200	264,843
Commercial and industrial	1,363,692	1,081,592	931,612	926,587	659,860
Commercial leases	110,795	79,429	57,255	36,664	—

Commercial loans and leases	3,970,214	3,417,421	3,291,993	3,210,605	2,232,860
Direct installment	1,029,187	1,002,725	985,746	1,070,791	941,249
Residential mortgages	670,936	622,242	605,219	638,356	465,881
Indirect installment	540,789	514,369	527,818	531,430	427,663
Consumer lines of credit	607,280	493,881	408,469	340,750	251,100
Other	38,261	37,517	30,116	28,448	25,482

	$6,856,667	$6,088,155	$5,849,361	$5,820,380	$4,344,235

Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans written by third parties, primarily automobile loans. Consumer lines of credit includes HELOC and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of mezzanine loans and student loans.

Total loans increased $768.5 million or 12.6% to $6.9 billion at December 31, 2011, compared to $6.1 billion at December 31, 2010. This increase was due to a combination of $445.3 million in loans from the CBI acquisition and solid organic growth in all loan classes, particularly in commercial loans and leases and consumer lines of credit.

Total loans increased $238.8 million or 4.1% to $6.1 billion at December 31, 2010, compared to $5.8 billion at December 31, 2009. The majority of the increase was due to solid growth in commercial loans and leases and consumer lines of credit.

Total loans were essentially unchanged at $5.8 billion for the period ended December 31, 2009. However, the Corporation saw a favorable shift in the loan mix as commercial loans and leases and consumer lines of credit increased by 2.5% and 19.9%, respectively, while direct installment, residential mortgages and indirect installment declined 7.9%, 5.2% and 0.7%, respectively.

As of December 31, 2011, approximately 46.0% of the commercial real estate loans were owner-occupied, while the remaining 54.0% were non-owner-occupied. As of December 31, 2011 and 2010, the Corporation had commercial construction loans of $210.1 million and $202.0 million, respectively, representing 3.1% and 3.3% of total loans, respectively. As of December 31, 2011 and 2010, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2011 (in thousands):

	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial real estate	$89,135	$344,914	$1,907,597	$2,341,646
Commercial real estate - FL	83,081	50,917	20,083	154,081
Commercial and industrial	103,625	697,675	562,392	1,363,692
Commercial leases	2,866	98,817	9,112	110,795

Total commercial loans and leases	278,707	1,192,323	2,499,184	3,970,214
Residential mortgages	3,584	31,031	636,321	670,936

	$282,291	$1,223,354	$3,135,505	$4,641,150

The total amount of loans due after one year includes $3.3 billion with floating or adjustable rates of interest and $1.1 billion with fixed rates of interest.

For additional information relating to lending activity, see the Loans footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Non-Performing Assets

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals generally when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods.

Following is a summary of non-performing assets (dollars in thousands):

December 31	2011	2010	2009	2008	2007
Non-accrual loans	$94,335	$115,589	$133,891	$139,607	$29,211
Troubled debt restructurings	11,893	19,705	11,624	3,872	3,288

Total non-performing loans	106,228	135,294	145,515	143,479	32,499
Other real estate owned (OREO)	34,719	32,702	21,367	9,177	8,052

Total non-performing loans and OREO	140,947	167,996	166,882	152,656	40,551
Non-performing investments	8,972	5,974	4,825	10,456	—

Total non-performing assets	$149,919	$173,970	$171,707	$163,112	$40,551

Non-performing loans/total loans	1.55%	2.22%	2.49%	2.47%	0.75%
Non-performing loans + OREO/ total loans + OREO	2.05%	2.74%	2.84%	2.62%	0.93%
Non-performing assets/total assets	1.53%	1.94%	1.97%	1.95%	0.67%

During 2011, non-performing loans and OREO decreased $27.1 million, from $168.0 million at December 31, 2010 to $140.9 million at December 31, 2011. The total decrease reflects a $21.3 million decrease in non-accrual loans and a $7.8 million decrease in TDRs. Non-accrual loans decreased from $115.6 million at December 31, 2010 to $94.3 million at December 31, 2011, with $16.1 million of the decrease relating to the Corporation’s Florida portfolio following a $7.4 million transfer to OREO during the first quarter of 2011, as well as write-downs related to the annual land reappraisal process. The remainder of the decrease in non-accrual loans was attributable primarily to the Corporation’s Pennsylvania portfolio, which declined $4.7 million during 2011. Non-performing TDRs decreased during the year as a result of $7.9 million of accruing loans moving to performing status following a period of sustained performance. The Corporation expects all contractual amounts under the restructured terms of these residential mortgage loans will be collected.

During 2010, non-performing loans and OREO increased $1.1 million, from $166.9 million at December 31, 2009 to $168.0 million at December 31, 2010. This increase in non-performing loans and OREO reflects an $8.1 million increase in TDRs primarily relating to the Corporation’s Pennsylvania portfolio, and an $11.3 million increase in OREO, primarily relating to the Corporation’s Florida portfolio. The TDRs have increased primarily due to modifying residential loans to help homeowners retain their residences. Additionally, total non-accrual loans decreased $18.3 million during 2010 as non-accrual loans relating to the Corporation’s Florida loan portfolio decreased $16.5 million and non-accrual loans for Corporation’s Pennsylvania loan portfolio decreased $1.6 million. During 2010, two non-accrual loans in the Florida portfolio totaling $17.6 million were partially charged down and transferred to OREO. The level of Florida non-accruals was then further reduced during the fourth quarter after $12.9 million in write-downs were taken as a result of the reappraisals that occurred on a majority of the land-related loans in that portfolio. These reductions of non-accrual loans were somewhat offset by the migration to non-accrual of a $20.0 million relationship during 2010. This relationship had a specific reserve of $3.4 million at December 31, 2010, with the net balance adequately secured based on an updated appraisal received in the fourth quarter of 2010.

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2011	2010	2009	2008	2007
Loans 90 days or more past due	$18,131	$8,634	$12,471	$13,677	$7,173
As a percentage of total loans	0.26%	0.14%	0.21%	0.23%	0.17%

The following tables provide additional information relating to non-performing loans for the Corporation’s lending affiliates, with FNBPA presented by its Pennsylvania and Florida markets (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
December 31, 2011
Non-performing loans	$60,720	$39,122	$6,386	$106,228
Other real estate owned (OREO)	13,216	19,921	1,582	34,719
Total past due loans	113,367	39,122	6,151	158,640
Non-performing loans/total loans	0.93%	25.39%	3.90%	1.55%
Non-performing loans + OREO/ total loans + OREO	1.13%	33.93%	4.82%	2.05%

December 31, 2010
Non-performing loans	$71,961	$55,222	$8,111	$135,294
Other real estate owned (OREO)	10,520	20,860	1,322	32,702
Total past due loans	103,255	57,721	6,869	167,845
Non-performing loans/total loans	1.26%	28.28%	4.98%	2.22%
Non-performing loans + OREO/ total loans + OREO	1.44%	35.20%	5.75%	2.74%

FNBPA (PA) also includes the eastern Ohio market.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs (in thousands):

December 31	2011	2010	2009	2008	2007
Gross interest income:
Per contractual terms	$13,540	$7,827	$8,788	$6,408	$2,378
Recorded during the year	688	965	698	347	362

Allowance and Provision for Loan Losses

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance through both periodic provisions charged to income and recoveries of losses previously recorded. Reductions to the allowance occur as loans are charged off. Additional information related to the Corporation’s policy for its allowance for loan losses is included in the Application of Critical Accounting Policies section of this financial review and in the Summary of Significant Accounting Policies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

During the fourth quarter of 2009, the Corporation updated its allowance methodology to place a greater emphasis on losses realized within the past two years. The previous methodology relied on a rolling 15 quarter experience method. This change did not have a material impact on the 2009 provision and allowance, but could indicate higher provisions in future periods if higher losses are experienced. The Corporation continued to utilize this updated methodology in 2011 and 2010.

Following is a summary of changes in the allowance for loan losses (dollars in thousands):

Year Ended December 31	2011	2010	2009	2008	2007
Balance at beginning of period	$106,120	$104,655	$104,730	$52,806	$52,575
Additions due to acquisitions	—	—	16	12,150	21
Charge-offs:
Commercial	(25,227)	(30,315)	(52,850)	(21,578)	(3,327)
Direct installment	(8,874)	(10,431)	(8,907)	(8,382)	(7,351)
Residential mortgages	(1,261)	(1,387)	(1,288)	(573)	(297)
Indirect installment	(2,957)	(3,345)	(3,881)	(2,833)	(2,181)
Consumer lines of credit	(2,110)	(1,841)	(1,444)	(1,240)	(1,373)
Other	(1,194)	(1,270)	(1,297)	(1,308)	(684)
Purchased impaired loans	(208)	—	—	—	—

Total charge-offs	(41,831)	(48,589)	(69,667)	(35,914)	(15,213)
Recoveries:
Commercial	1,037	808	912	1,326	481
Direct installment	876	1,015	1,024	1,030	1,241
Residential mortgages	67	99	69	181	158
Indirect installment	501	640	625	638	683
Consumer lines of credit	213	160	122	121	117
Other	31	9	22	21	50
Purchased impaired loans	7	—	—	—	—

Total recoveries	2,732	2,731	2,774	3,317	2,730
Net charge-offs	(39,099)	(45,858)	(66,893)	(32,597)	(12,483)
Provision for loan losses	33,641	47,323	66,802	72,371	12,693

Balance at end of period	$100,662	$106,120	$104,655	$104,730	$52,806

Net loan charge-offs/average loans	0.58%	0.77%	1.15%	0.60%	0.29%
Allowance for loan losses/total loans	1.47%	1.74%	1.79%	1.80%	1.22%
Allowance for loan losses/non-performing loans	94.76%	78.44%	71.92%	72.99%	162.48%

The Corporation’s Florida exposure has resulted in significant provisions and charge-offs since 2008 due to continued declines in the real estate values and unstable economic conditions in that market. As a result, the Corporation faces several credit-related risks, including the risk of deteriorating property values, repayment risk and geographic risk. The Corporation’s practice for the past three years has been to conduct annual independent third-party property appraisals on all Florida loans secured by vacant land or land development projects as part of its ongoing monitoring of the trends in the Florida real estate markets with concentrations in Cape Coral, Fort Myers and Orlando. The substantial majority of independent third-party property appraisals for the Corporation’s land-related projects are scheduled for the fourth quarter to ensure the Corporation’s annual provisions and year-end allowance for loan losses are based on current valuations. During the year, management monitors the real estate values in Florida through financial statement review, the review of property appraisals and monitoring real estate transactions in the market. The Corporation’s active monitoring provides management a reasonable basis on which to update reserve estimates during the year in anticipation of the receipt of independent third-party property appraisals in the fourth quarter. Charge-offs are taken on specific loans based on the updated valuations in the normal course of business.

During 2011, the Corporation experienced heightened investor interest in its Florida portfolio combined with increased lending by Florida-based financial institutions. As a result of this increased activity, the Corporation sold several properties held in OREO, and was also successful in refinancing with other banks or selling notes for land and construction projects. The continuation of this activity will help further reduce the level of problem assets in the Florida portfolio.

During 2010, the level of investor interest and activity in the Florida market improved as compared to 2009. This was evident in the number of investors seeking opportunities to purchase properties at current market price points, as well as an increase in lending activity by Florida-based financial institutions. The Corporation completed the sale of various condominium units and developed land parcels during the year which had previously been in OREO. The Corporation also successfully sold four performing loan relationships to a Florida-based community bank at par value, a sign the secondary markets were beginning to open up and that lending activity was resuming in the Florida market.

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

The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s lending affiliates, with FNBPA presented by its Pennsylvania and Florida markets (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Year Ended December 31, 2011
Provision for loan losses	$17,428	$10,061	$6,152	$33,641
Allowance for loan losses	80,834	12,946	6,882	100,662
Net charge-offs	18,391	14,600	6,108	39,099
Net charge-offs/average loans	0.29%	8.19%	3.79%	0.58%
Allowance for loan losses/total loans	1.24%	8.40%	4.20%	1.47%
Allowance for loan losses/non-performing loans	133.13%	33.09%	107.77%	94.76%
At or for the Year Ended December 31, 2010
Provision for loan losses	$24,053	$17,126	$6,144	$47,323
Allowance for loan losses	81,797	17,485	6,838	106,120
Net charge-offs	20,315	19,433	6,111	45,859
Net charge-offs/average loans	0.36%	8.83%	3.82%	0.77%
Allowance for loan losses/total loans	1.43%	8.95%	4.20%	1.74%
Allowance for loan losses/non-performing loans	113.67%	31.66%	84.30%	78.44%

FNBPA (PA) also includes the eastern Ohio market.

During 2011, the Corporation reduced its Florida land-related exposure, including loans and OREO, by $13.9 million or 17.7% to $64.2 million at December 31, 2011. During 2010, the Corporation reduced its Florida land-related exposure by $25.1 million or 24.3% to $78.1 million at December 31, 2010. Efforts to originate new Florida loans ceased more than three years ago as part of the Corporation’s objective to reduce higher risk exposures in the Florida portfolio.

The allowance for loan losses at December 31, 2011 decreased $5.5 million or 5.1% from December 31, 2010 as net charge-offs for 2011 of $39.1 million exceeded the provision for loan losses of $33.6 million as a result of the Corporation utilizing previously established reserves. The allowance for loan losses at December 31, 2010 increased $1.5 million or 1.4% from December 31, 2009 as the provision for loan losses for 2010 of $47.3 million exceeded net charge-offs of $45.9 million. While lending activity in the Corporation’s Pennsylvania portfolio has been positive, the duration of the slow economic environment in the Corporation’s Florida portfolio continues to be a challenge. The allowance for loan losses for the Florida portfolio was $12.9 million or 8.40% of total loans in that portfolio at December 31, 2011 compared to $17.5 million or 8.95% of that portfolio at December 31, 2010 and $19.8 million or 8.11% of that portfolio at December 31, 2009.

Data collected from reappraisals during 2011 on certain properties in the Florida portfolio, along with Florida market data, suggests that Florida land valuations have not yet fully stabilized and may be subject to further declines. As a result, the Corporation provided additional reserves for the Florida land portfolio during the first three quarters of 2011 in anticipation of the reappraisal process that occurred for approximately 82.0% of the properties in the land portfolio during the fourth quarter of 2011. The appraisals received in the fourth quarter of 2011 were in line with the Corporation’s expectations. The cumulative impact of loan migrations, write-downs and transfers to OREO during the year resulted in a $2.6 million reduction in the Florida land-related allowance from $7.6 million or 12.10% at December 31, 2010 to $5.0 million or 11.10% at December 31, 2011.

The allowance for loan losses as a percentage of non-performing loans increased from 71.92% as of December 31, 2009 to 78.44% as of December 31, 2010. While the allowance for loan losses increased $1.5 million or 1.4% since December 31, 2009, non-performing loans decreased $10.2 million or 7.0% over the same period primarily due to loans migrating to OREO.

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

	Dec 31, 2011	% of Loans in each Category to Total Loans	Dec 31, 2010	% of Loans in each Category to Total Loans	Dec 31, 2009	% of Loans in each Category to Total Loans	Dec. 31, 2008	% of Loans in each Category to Total Loans	Dec. 31, 2007	% of Loans in each Category to Total Loans
Commercial	$70,315	58%	$75,676	56%	$74,934	56%	$76,863	55%	$32,607	51%
Direct installment	14,814	15	14,941	17	14,707	17	14,022	18	11,387	21
Residential mortgages	4,436	10	4,578	10	4,204	10	3,659	11	2,621	11
Indirect installment	5,503	8	5,941	8	6,204	9	5,012	9	3,766	10
Consumer lines of credit	5,448	9	4,743	8	4,176	7	4,851	6	2,310	6
Other	146	—	241	1	430	1	323	1	115	1

	$100,662	100%	$106,120	100%	$104,655	100%	$104,730	100%	$52,806	100%

During 2011, the allowance allocated to commercial loans decreased primarily due to the utilization of reserves held for the Florida portfolio following charge-offs of $14.1 million during the year. Additionally, the allowance allocated to consumer lines of credit increased during 2011 in relation to growth in the Corporation’s HELOC portfolio.

The amount of the allowance allocated to consumer lines of credit increased in 2010 due to loan growth in the Corporation’s HELOC portfolio. The amount of allowance allocated to the commercial portfolio increased during 2010 due to loan growth in the Pennsylvania’s commercial and industrial portfolio, which was somewhat offset by the utilization of reserves held against the Corporation’s Florida portfolio in conjunction with the $19.4 million in charge-offs that occurred within that portfolio during 2010.

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

As of December 31, 2011, securities totaling $640.6 million and $917.2 million were classified as available for sale and held to maturity, respectively. During 2011, securities available for sale decreased by $97.6 million and securities held to maturity decreased by $23.3 million from December 31, 2010. The decrease in securities available for sale was part of the Corporation’s strategy to better position the balance sheet by selling lower-yielding securities during late 2011.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2011 (dollars in thousands):

	Amount	Weighted Average Yield
Obligations of U.S. Treasury and other U.S. Government agencies:
Maturing within one year	$40,356	1.90%
Maturing after one year but within five years	191,474	1.25
Maturing after ten years	4,522	2.43
States of the U.S. and political subdivisions:
Maturing within one year	6,383	5.11
Maturing after one year but within five years	13,968	5.31
Maturing after five years but within ten years	52,801	5.43
Maturing after ten years	114,946	6.01
Collateralized debt obligations:
Maturing after ten years	7,590	0.52
Other debt securities:
Maturing after ten years	6,779	3.59
Residential mortgage-backed securities:
Agency mortgage-backed securities	854,711	3.29
Agency collateralized mortgage obligations	238,048	1.88
Non-agency collateralized mortgage obligations	24,378	4.88
Equity securities	1,827	4.33

Total	$1,557,783	3.07

The weighted average yields for tax-exempt securities are computed on a FTE basis using the federal statutory tax rate of 35.0%. The weighted average yields for securities available for sale are based on amortized cost.

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

Total deposits increased $643.6 million to $7.3 billion at December 31, 2011, compared to December 31, 2010, primarily as a result of the CBI acquisition combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts). The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with higher balances being carried by existing customers.

Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), federal funds purchased, subordinated notes and other short-term borrowings, increased by $97.7 million to $851.3 million at December 31, 2011, compared to $753.6 million at December 31, 2010. This increase is primarily the result of increases of $34.8 million and $60.0 million in customer repurchase agreements and federal funds purchased, respectively. The increase in customer repurchase agreements is the result of the Corporation’s continued growth in new commercial client relationships.

Customer repurchase agreements are the largest component of short-term borrowings. The customer repurchase agreements, which have next day maturities, are sweep accounts utilized by larger commercial customers to earn interest on their funds. At December 31, 2011 and 2010, customer repurchase agreements represented 76.0% and 81.2%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to customer repurchase agreements (dollars in thousands):

At or For the Year Ended December 31	2011	2010	2009
Balance at year-end	$646,660	$611,902	$536,784
Maximum month-end balance	715,950	714,498	551,779
Average balance during year	637,351	640,248	472,628

Weighted average interest rates:
At end of year	0.39%	0.58%	0.84%
During the year	0.50	0.69	0.97

For additional information relating to deposits and short-term borrowings, see the Deposits and Short-Term Borrowings footnotes in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Capital Resources

The access to, and cost of, funding for new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight depend, in part, on the Corporation’s capital position.

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions and economic forces. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. The shelf registration statement expires in May 2012 but may be replaced prior to the expiration date with a new registration statement; subject to compliance with applicable SEC rules. Through December 31, 2011, the Corporation has issued 30,187,500 common shares in public equity offerings under this registration statement. The capital offering completed in May 2011 increased the Corporation’s capital by $62.8 million, which increased all consolidated capital ratios, and was deployed in the January 2012 PFC acquisition.

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

The information called for by this item is provided in the Market Risk section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting

February 28, 2012

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

Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011 the Company’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework. Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the Corporation’s internal control over financial reporting.

F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation and subsidiaries internal controls over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited F.N.B. Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, F.N.B. Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2011 and 2010, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of F.N.B. Corporation and subsidiaries and our report dated February 28, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2012

F.N.B. Corporation and Subsidiaries

Consolidated Balance Sheets

Dollars in thousands, except par values

	December 31
	2011	2010
Assets
Cash and due from banks	$197,349	$115,556
Interest bearing deposits with banks	11,604	16,015

Cash and Cash Equivalents	208,953	131,571
Securities available for sale	640,571	738,125
Securities held to maturity (fair value of $952,033 and $959,414)	917,212	940,481
Residential mortgage loans held for sale	14,275	12,700
Loans, net of unearned income of $47,110 and $42,183	6,856,667	6,088,155
Allowance for loan losses	(100,662)	(106,120)

Net Loans	6,756,005	5,982,035
Premises and equipment, net	130,043	115,956
Goodwill	568,462	528,720
Core deposit and other intangible assets, net	30,953	32,428
Bank owned life insurance	208,927	208,051
Other assets	311,082	269,848

Total Assets	$9,786,483	$8,959,915

Liabilities
Deposits:
Non-interest bearing demand	$1,340,465	$1,093,230
Savings and NOW	3,790,863	3,423,844
Certificates and other time deposits	2,158,440	2,129,069

Total Deposits	7,289,768	6,646,143
Other liabilities	143,239	97,951
Short-term borrowings	851,294	753,603
Long-term debt	88,016	192,058
Junior subordinated debt	203,967	204,036

Total Liabilities	8,576,284	7,893,791
Stockholders’ Equity
Common stock - $0.01 par value
Authorized - 500,000,000 shares
Issued - 127,436,261 and 114,902,454 shares	1,268	1,143
Additional paid-in capital	1,224,572	1,094,713
Retained earnings	32,925	6,564
Accumulated other comprehensive loss	(45,148)	(33,732)
Treasury stock - 215,502 and 155,369 shares at cost	(3,418)	(2,564)

Total Stockholders’ Equity	1,210,199	1,066,124

Total Liabilities and Stockholders’ Equity	$9,786,483	$8,959,915

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Income

Dollars in thousands, except per share data

	Year Ended December 31
	2011	2010	2009
Interest Income
Loans, including fees	$341,268	$322,773	$329,841
Securities:
Taxable	41,956	43,150	50,527
Nontaxable	7,469	7,299	7,131
Dividends	157	71	146
Other	275	428	573

Total Interest Income	391,125	373,721	388,218
Interest Expense
Deposits	53,535	64,524	85,699
Short-term borrowings	6,711	8,143	8,520
Long-term debt	6,403	8,080	17,202
Junior subordinated debt	7,968	7,984	9,758

Total Interest Expense	74,617	88,731	121,179

Net Interest Income	316,508	284,990	267,039
Provision for loan losses	33,641	47,323	66,802

Net Interest Income After Provision for Loan Losses	282,867	237,667	200,237
Non-Interest Income
Impairment losses on securities	(895)	(9,590)	(25,232)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	829	7,251	17,339

Net impairment losses on securities	(66)	(2,339)	(7,893)
Service charges	61,891	56,780	57,736
Insurance commissions and fees	15,185	15,772	16,672
Securities commissions and fees	7,562	6,839	7,460
Trust	14,782	12,719	11,811
Bank owned life insurance	5,191	4,941	5,677
Gain on sale of mortgage loans	2,768	3,762	3,061
Gain on sale of securities	3,652	2,960	528
Other	8,953	14,538	10,430

Total Non-Interest Income	119,918	115,972	105,482
Non-Interest Expense
Salaries and employee benefits	149,817	126,259	126,865
Net occupancy	21,805	20,049	20,258
Equipment	19,033	18,212	17,991
Amortization of intangibles	7,228	6,714	7,088
Outside services	21,840	22,628	23,587
FDIC insurance	8,025	10,526	13,881
State taxes	6,975	7,278	6,813
Loan related	5,353	4,664	3,848
Other real estate owned	5,218	4,886	6,183
Telephone	4,957	4,538	5,255
Advertising and promotional	6,375	5,161	5,321
Merger related	4,982	620	—
Other	22,126	19,568	18,249

Total Non-Interest Expense	283,734	251,103	255,339

Income Before Income Taxes	119,051	102,536	50,380
Income taxes	32,004	27,884	9,269

Net Income	87,047	74,652	41,111
Preferred stock dividends and discount amortization	—	—	8,308

Net Income Available to Common Stockholders	$87,047	$74,652	$32,803

Net Income per Common Share
Basic	$0.70	$0.66	$0.32

Diluted	$0.70	$0.65	$0.32

Cash Dividends Paid per Common Share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Dollars in thousands

	Compre- hensive Income	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumu- lated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2009		$—	$894	$953,200	$(1,143)	$(26,505)	$(462)	$925,984
Net income	$41,111				41,111			41,111
Change in other comprehensive income (loss)	(4,128)					(4,128)		(4,128)

Comprehensive income	$36,983

Cash dividends declared:
Preferred stock					(3,333)			(3,333)
Common stock: $0.48/share					(49,042)			(49,042)
Issuance of preferred stock (CPP)		100,000						100,000
Repurchase of preferred stock (CPP)		(100,000)						(100,000)
Issuance of warrant/discount (CPP)		(4,441)		4,441				—
Adjust warrant/discount valuation (CPP)		(282)		282				—
Capitalize issuance costs (CPP)		(252)			1			(251)
Amortization of CPP discount		4,975			(4,975)			—
Issuance of common stock			244	127,829	(15)		(1,277)	126,781
Restricted stock compensation				1,775				1,775
Tax expense of stock-based compensation				(158)				(158)
Adoption of Revised ASC 320					4,563			4,563

Balance at December 31, 2009		—	1,138	1,087,369	(12,833)	(30,633)	(1,739)	1,043,302
Net income	$74,652				74,652			74,652
Change in other comprehensive income (loss)	(3,099)					(3,099)		(3,099)

Comprehensive income	$71,553

Common dividends declared: $0.48/share					(55,255)			(55,255)
Issuance of common stock			5	4,804			(825)	3,984
Restricted stock compensation				2,739				2,739
Tax expense of stock-based compensation				(199)				(199)

Balance at December 31, 2010		—	1,143	1,094,713	6,564	(33,732)	(2,564)	1,066,124
Net income	$87,047				87,047			87,047
Change in other comprehensive income (loss)	(11,416)					(11,416)		(11,416)

Comprehensive income	$75,631

Common dividends declared: $0.48/share					(60,686)			(60,686)
Issuance of common stock			125	125,107			(854)	124,378
Restricted stock compensation				4,813				4,813
Tax expense of stock-based compensation				(61)				(61)

Balance at December 31, 2011		—	$1,268	$1,224,572	$32,925	$(45,148)	$(3,418)	$1,210,199

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Dollars in thousands

	Year Ended December 31
	2011	2010	2009
Operating Activities
Net income	$87,047	$74,652	$41,111
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	22,496	27,934	25,858
Provision for loan losses	33,641	47,323	66,802
Deferred income taxes	7,063	(50)	(9,463)
Gain on sale of securities	(3,652)	(2,960)	(528)
Other-than-temporary impairment losses on securities	66	2,339	7,893
Tax expense of stock-based compensation	61	199	158
Net change in:
Interest receivable	1,416	1,874	2,619
Interest payable	(1,602)	(2,085)	(3,782)
Residential mortgage loans held for sale	(1,574)	54	(2,046)
Trading securities	110,490	—	—
Bank owned life insurance	(842)	(2,929)	(1,395)
Other, net	34,989	17,147	(11,421)

Net cash flows provided by operating activities	289,599	163,498	115,806

Investing Activities
Net increase in loans	(412,462)	(312,564)	(119,902)
Securities available for sale:
Purchases	(429,831)	(433,809)	(529,780)
Sales	101,973	60,165	812
Maturities	431,219	353,115	289,996
Securities held to maturity:
Purchases	(243,461)	(434,393)	(179,898)
Sales	—	7,644	—
Maturities	262,307	258,718	247,352
Purchase of bank owned life insurance	(34)	(35)	(16)
Withdrawal/surrender of bank owned life insurance	—	360	13,700
Increase in premises and equipment	(17,115)	(9,810)	(7,997)
Net cash received for mergers and acquisitions	23,374	—	48

Net cash flows used in investing activities	(284,030)	(510,609)	(285,685)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	298,833	341,867	439,040
Time deposits	(196,520)	(75,946)	(113,441)
Short-term borrowings	72,580	84,436	72,905
Increase in long-term debt	52,827	125,884	39,328
Decrease in long-term debt	(166,144)	(258,703)	(204,701)
Decrease in junior subordinated debt	(69)	(675)	(675)
Issuance of preferred stock and common stock warrant	—	—	99,749
Redemption of preferred stock	—	—	(100,000)
Net proceeds from issuance of common stock	71,053	6,723	128,554
Tax expense of stock-based compensation	(61)	(199)	(158)
Cash dividends paid	(60,686)	(55,255)	(52,375)

Net cash flows provided by financing activities	71,813	168,132	308,226

Net Increase (Decrease) in Cash and Due from Banks	77,382	(178,979)	138,347
Cash and due from banks at beginning of year	131,571	310,550	172,203

Cash and Due from Banks at End of Year	$208,953	$131,571	$310,550

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

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with ASC 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

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

Securities are classified as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the CBI acquisition that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the first quarter of 2011. As of December 31, 2011 and 2010, the Corporation did not hold any trading securities.

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

Derivative Instruments and Hedging Activities

From time to time, the Corporation may enter into derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on future cash flows. The Corporation formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction. All derivative instruments are carried at fair value on the balance sheet in accordance with the requirements of ASC 815, Derivatives and Hedging.

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as either a freestanding asset or liability, with a corresponding offset recorded in accumulated other comprehensive income, net of tax. Amounts are reclassified from accumulated other comprehensive income to the consolidated statement of income in the period or periods in which the hedged transaction affects earnings.

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

The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the variable and fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated in formal hedging relationships. These instruments and their offsetting positions are reported gross at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings in non-interest income. The Corporation does not net cash collateral with the fair value of derivative instruments.

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

Interest income on loans is accrued on the principal outstanding. The Corporation discontinues interest accruals generally when principal or interest is due and has remained unpaid for 90 days or more unless the loan is both well secured and in the process of collection. When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments on non-accrual loans are generally applied to either principal or interest or both, depending on management’s evaluation of collectability. Consumer installment loans are generally charged off against the allowance for loan losses upon reaching 120 to 180 days past due, depending on the loan type. Commercial loan charges-offs, either in whole or in part, are generally made as soon as facts and circumstances raise a serious doubt as to the collectability of all or a portion of the principal. Loan origination fees and related costs are deferred and recognized over the life of the loans as an adjustment of yield in interest income.

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

Management estimates the allowance for loan losses pursuant to ASC 450, Contingencies, and ASC 310, Receivables. Larger balance commercial and commercial real estate loans that are considered impaired as defined in ASC 310 are reviewed individually to assess the likelihood and severity of loss exposure. Loans subject to individual review are, where appropriate, reserved for according to the present value of expected future cash flows available to repay the loan, or the estimated fair value less estimated selling costs of the collateral. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer installment, residential mortgages and consumer lines of credit, are evaluated for loss exposure under ASC 450 based upon historical loss rates for each of these categories of loans. Historical loss rates for each of these loan categories may be adjusted to reflect management’s estimates of the impacts of current economic conditions, trends in delinquencies and non-performing loans, volume, concentrations and mergers and acquisitions, as well as changes in credit underwriting and approval requirements.

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

Acquired Loans

Loans acquired in acquisitions subsequent to December 31, 2008 are recorded at fair value with no carryover of related allowance for credit losses. Determining the fair value of loans acquired involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at market rates of interest. The allowance for loan losses for all acquired loans reflects only those losses incurred after acquisition and represent the present value of cash flows expected at acquisition that are no longer expected to be collected.

The excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield. The accretable yield is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion model). If the timing and/or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition must be used. The difference between the loan’s total scheduled principal and interest payments over all cash flows expected at acquisition is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which the Corporation does not expect to collect.

Over the life of the loan, the Corporation continues to estimate cash flows expected to be collected. Decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Corporation does not consider contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion model.

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

Goodwill and other intangibles are subject to impairment testing at the reporting unit level, which must be conducted at least annually. The Corporation performs impairment testing during the fourth quarter of each year. Due to ongoing uncertainty regarding market conditions surrounding the banking industry, the Corporation continues to monitor goodwill and other intangibles for impairment and to evaluate carrying amounts, as necessary. Based on the results of testing performed, the Corporation concluded that no impairment existed at December 31, 2011. However, future events could cause the Corporation to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and results of operations.

The Corporation performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Corporation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables.

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

Per Share Amounts

Earnings per common share is calculated using net income available to common stockholders, which is net income adjusted for the preferred stock dividend and discount amortization.

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

Pension and Postretirement Benefit Plans

The Corporation sponsors pension and other postretirement benefit plans for its employees. The expense associated with the plans is calculated in accordance with ASC 715, Compensation - Retirement Benefits. The plans utilize assumptions and methods determined in accordance with ASC 715, including reflecting trust assets at their fair value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on its consolidated balance sheet. Gains and losses, prior service costs and credits are recognized in accumulated other comprehensive income, net of tax, until they are amortized, or immediately upon curtailment.

Stock Based Compensation

The Corporation accounts for its stock based compensation awards in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors.

ASC 718 requires companies to estimate the fair value of share-based awards on the date of grant. The value of the portion of the award that is ultimately expected to vest is recognized as expense in the Corporation’s consolidated statement of income over the shorter of requisite service periods or the period through the date that the employee first becomes eligible to retire. Because share-based compensation expense is based on awards that are ultimately expected to vest, share-based compensation expense has been reduced to account for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

2.    New Accounting Standards

Intangibles - Goodwill and Other

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles - Goodwill and Other, which simplifies how entities test goodwill for impairment. Under the amendments in this ASU, an entity has the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not have to perform the current two-step goodwill impairment test. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The Corporation adopted this standard during the fourth quarter of 2011. The Corporation performed a qualitative assessment of goodwill for FNBPA on October 1, 2011. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, with the intention of increasing the prominence of other comprehensive income in the financial statements. The FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity and will require it to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The single continuous statement format would include the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income as well as the total comprehensive income. In the two statement approach, the first statement would be the traditional income statement which would immediately be followed by a separate statement which includes the components of other comprehensive income, total other comprehensive income and total comprehensive income. These requirements should be applied retrospectively and are effective for the first interim or annual period beginning after December 15, 2011. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Amendments to Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRSs). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments result in common fair value measurement and disclosure requirements in GAAP and IFRSs. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this standard are to be applied prospectively and are effective for interim and annual periods beginning after December 15, 2011. Adoption of this standard is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Troubled Debt Restructurings

In April 2011, the FASB issued ASU No. 2011-02, A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring, to address diversity in practice concerning determining whether a restructuring constitutes a troubled debt restructuring. This update specifies that in evaluating whether a restructuring is a TDR, a creditor must separately conclude both that a concession has been granted by the creditor and that the debtor is experiencing financial difficulties. Also, ASU No. 2011-02 provides clarifying guidance in determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. In addition, the update precludes a creditor from using the effective interest rate test in the debtor’s guidance on restructuring of payables when evaluating whether a restructuring is a TDR. These requirements were effective for the first interim or annual period beginning on or after June 15, 2011, and were applied retrospectively to restructurings made during the period from the beginning of the annual period of adoption to the date of adoption. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued ASU No. 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations, to address diversity in practice concerning pro forma revenue and earnings disclosure requirements for business combinations. This update specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The update also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in the reported pro forma revenue and earnings. These requirements were effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

The disclosures as of the end of a reporting period were effective on December 31, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010 and are included in this Report. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

3.    Mergers and Acquisitions

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (PFC), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, PFC had $1,815,663 in assets, which included $937,350 in loans, and $1,505,671 in deposits. The transaction, valued at $137,523, resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of PFC common stock. PFC’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. In conjunction with the completion of this acquisition, the Corporation has fully repaid the $31,762 of PFC preferred stock previously issued to the UST under the CPP. The warrant issued by PFC to the UST has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. The Corporation will finalize its determination of the fair values of acquired assets and liabilities relating to the PFC acquisition in 2012.

On January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc. (CBI), a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625,570 in assets, which included $445,271 in loans, and $561,775 in deposits. The transaction, valued at $75,547, resulted in the Corporation paying $17,203 in cash and issuing 5,941,287 shares of its common stock in exchange for 1,719,978 shares of CBI common stock. CBI’s banking affiliate, Community Bank and Trust Company, was merged into FNBPA on January 1, 2011. Based on the purchase price allocation, the Corporation recorded $39,742 in goodwill and $4,785 in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes. The Corporation completed its valuation of acquired assets and liabilities during the fourth quarter of 2011. The final purchase accounting adjustments recorded were not material.

4.    Securities

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$231,187	$642	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	166,758	4,853	—	171,611
Agency collateralized mortgage obligations	181,493	2,236	—	183,729
Non-agency collateralized mortgage obligations	31	—	(1)	30
States of the U.S. and political subdivisions	38,509	1,841	—	40,350
Collateralized debt obligations	19,224	—	(13,226)	5,998
Other debt securities	6,863	—	(1,666)	5,197

Total debt securities	644,065	9,572	(14,893)	638,744
Equity securities	1,593	257	(23)	1,827

	$645,658	$9,829	$(14,916)	$640,571

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$299,861	$1,395	$(688)	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	205,443	6,064	—	211,507
Agency collateralized mortgage obligations	146,977	1,081	(192)	147,866
Non-agency collateralized mortgage obligations	37	1	—	38
States of the U.S. and political subdivisions	57,830	934	(26)	58,738
Collateralized debt obligations	19,288	—	(13,314)	5,974
Other debt securities	12,989	—	(1,744)	11,245

Total debt securities	742,425	9,475	(15,964)	735,936
Equity securities	1,867	381	(59)	2,189

	$744,292	$9,856	$(16,023)	$738,125

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$251,192	$1,563	$(299)	$252,456
Residential mortgage-backed securities:
Agency mortgage-backed securities	319,902	6,035	(166)	325,771
Agency collateralized mortgage obligations	43,985	54	(531)	43,508
Non-agency collateralized mortgage obligations	47	—	(2)	45
States of the U.S. and political subdivisions	74,177	1,495	(89)	75,583
Collateralized debt obligations	21,590	—	(16,766)	4,824
Other debt securities	12,999	—	(2,569)	10,430

Total debt securities	723,892	9,147	(20,422)	712,617
Equity securities	2,656	224	(148)	2,732

	$726,548	$9,371	$(20,570)	$715,349

Securities Held To Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$4,523	$360	$—	$4,883
Residential mortgage-backed securities:
Agency mortgage-backed securities	683,100	28,722	—	711,822
Agency collateralized mortgage obligations	54,319	573	(11)	54,881
Non-agency collateralized mortgage obligations	24,348	143	(1,373)	23,118
States of the U.S. and political subdivisions	147,748	6,877	—	154,625
Collateralized debt obligations	1,592	—	(314)	1,278
Other debt securities	1,582	25	(181)	1,426

	$917,212	$36,700	$(1,879)	$952,033

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$4,925	$212	$—	$5,137
Residential mortgage-backed securities:
Agency mortgage-backed securities	688,575	23,878	(3,079)	709,374
Agency collateralized mortgage obligations	71,102	511	(889)	70,724
Non-agency collateralized mortgage obligations	33,950	328	(1,331)	32,947
States of the U.S. and political subdivisions	137,210	1,735	(1,630)	137,315
Collateralized debt obligations	3,132	—	(778)	2,354
Other debt securities	1,587	18	(42)	1,563

	$940,481	$26,682	$(7,749)	$959,414

December 31, 2009
U.S. Treasury and other U.S. government agencies and corporations	$5,386	$81	$—	$5,467
Residential mortgage-backed securities:
Agency mortgage-backed securities	566,876	23,141	(261)	589,756
Agency collateralized mortgage obligations	27,263	406	—	27,669
Non-agency collateralized mortgage obligations	49,000	—	(3,245)	45,755
States of the U.S. and political subdivisions	121,548	2,477	(399)	123,626
Collateralized debt obligations	3,590	—	(812)	2,778
Other debt securities	1,618	11	(143)	1,486

	$775,281	$26,116	$(4,860)	$796,537

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation classified securities acquired in conjunction with the CBI acquisition as trading securities. The Corporation both acquired and sold these trading securities during the first quarter of 2011. As of December 31, 2011, 2010 and 2009, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

Year Ended December 31	2011	2010	2009
Gross gains	$3,848	$2,960	$546
Gross losses	(196)	—	(18)

	$3,652	$2,960	$528

The gross gains in the table above included $3,415 in 2011 and $2,291 in 2010 relating to the sale of securities to better position the balance sheet. During 2011, these sales included a $3,940 U.S. government agency security and $83,736 of mortgage backed securities, while 2010 included a $6,016 U.S. government agency security and $52,625 of mortgage backed securities.

As of December 31, 2011, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$40,185	$40,356	$6,383	$6,449
Due from one to five years	192,092	192,632	12,810	13,415
Due from five to ten years	12,447	13,142	39,659	41,573
Due after ten years	51,059	37,244	96,593	100,775

	295,783	283,374	155,445	162,212
Residential mortgage-backed securities:
Agency mortgage-backed securities	166,758	171,611	683,100	711,822
Agency collateralized mortgage obligations	181,493	183,729	54,319	54,881
Non-agency collateralized mortgage obligations	31	30	24,348	23,118
Equity securities	1,593	1,827	—	—

	$645,658	$640,571	$917,212	$952,033

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

At December 31, 2011, 2010 and 2009, securities with a carrying value of $547,727, $651,299 and $598,078, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $680,212, $676,083 and $616,000 at December 31, 2011, 2010 and 2009, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities Available For Sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Residential mortgage-backed securities:
Non-agency collateralized mortgage obligations	$30	$(1)	$—	$—	$30	$(1)
Collateralized debt obligations	—	—	5,998	(13,226)	5,998	(13,226)
Other debt securities	—	—	5,197	(1,666)	5,197	(1,666)
Equity securities	100	(9)	659	(14)	759	(23)

	$130	$(10)	$11,854	$(14,906)	$11,984	$(14,916)

December 31, 2010
U.S. Treasury and other U.S. government agencies and corporations	$117,140	$(688)	$—	$—	$117,140	$(688)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	22,616	(192)	—	—	22,616	(192)
States of the U.S. and political subdivisions	3,322	(26)	—	—	3,322	(26)
Collateralized debt obligations	—	—	5,974	(13,314)	5,974	(13,314)
Other debt securities	4,024	(62)	7,221	(1,682)	11,245	(1,744)
Equity securities	—	—	648	(59)	648	(59)

	$147,102	$(968)	$13,843	$(15,055)	$160,945	$(16,023)

Securities Held To Maturity:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	$12,911	$(11)	$—	$—	$12,911	$(11)
Non-agency collateralized mortgage obligations	5,374	(64)	4,351	(1,309)	9,725	(1,373)
Collateralized debt obligations	—	—	1,278	(314)	1,278	(314)
Other debt securities	—	—	1,144	(181)	1,144	(181)

	$18,285	$(75)	$6,773	$(1,804)	$25,058	$(1,879)

December 31, 2010
Residential mortgage-backed securities:
Agency mortgage-backed securities	$156,544	$(3,079)	$—	$—	$156,544	$(3,079)
Agency collateralized mortgage obligations	39,074	(889)	—	—	39,074	(889)
Non-agency collateralized mortgage obligations	2,551	(12)	10,739	(1,319)	13,290	(1,331)
States of the U.S. and political subdivisions	47,125	(1,415)	2,319	(215)	49,444	(1,630)
Collateralized debt obligations	—	—	2,354	(778)	2,354	(778)
Other debt securities	—	—	1,288	(42)	1,288	(42)

	$245,294	$(5,395)	$16,700	$(2,354)	$261,994	$(7,749)

As of December 31, 2011, securities with unrealized losses for less than 12 months include 4 investments in residential mortgage-backed securities (1 investment in an agency collateralized mortgage obligation (CMO) and 3 investments in non-agency CMOs) and 2 investments in equity securities. Securities with unrealized losses of greater than 12 months include 1 investment in a residential mortgage-backed security (non-agency CMO), 13 investments in collateralized debt obligations (CDOs), 5 investments in other debt securities and 2 investments in equity securities. The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on CDOs primarily relate to investments in TPS. The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks. The pooled securities consist of securities issued primarily by banks, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches, except for one investment in a senior tranche, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in TPS is attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

Other-Than-Temporary Impairment

The Corporation evaluates its investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. The Corporation considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC 325, Investments - Other. All other securities are required to be evaluated under ASC 320, Investments - Debt Securities.

The Corporation invested in TPS issued by special purpose vehicles (SPVs) that hold pools of collateral consisting of trust preferred and subordinated debt securities issued by banks, bank holding companies and insurance companies. The securities issued by the SPVs are generally segregated into several classes known as tranches. Typically, the structure includes senior, mezzanine and equity tranches. The equity tranche represents the first loss position. The Corporation generally holds interests in mezzanine tranches. Interest and principal collected from the collateral held by the SPVs are distributed with a priority that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, cash flows are diverted to higher-level tranches if certain tests are not met.

The Corporation prices its holdings of TPS using Level 3 inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, and guidance issued by the SEC. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals, defaults, redemptions and cures, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the Corporation considers the following:

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

The primary evidence utilized by the Corporation is the level of current deferrals, defaults, redemptions and cures, the level of excess subordination that allows for receipt of full principal and interest, the credit rating for each security and the likelihood that future deferrals and defaults will occur at a level that will fully erode the excess subordination based on an assessment of the underlying collateral. The Corporation combines the results of these factors considered in estimating the future cash flows of these securities to determine whether there has been an adverse change in estimated cash flows from the cash flows previously projected.

The Corporation’s portfolio of trust preferred CDOs consists of 13 pooled issues and five single issuer securities. One of the pooled issues is a senior tranche; the remaining 12 are mezzanine tranches. At December 31, 2011, the 13 pooled TPS had an estimated fair value of $7,276 while single-issuer TPS had an estimated fair value of $6,341. The Corporation has concluded from the analysis performed at December 31, 2011 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS, except for those on which OTTI was recognized. At December 31, 2011, all 12 of the pooled TPS on which OTTI has been recognized are classified as non-performing investments.

Upon adoption of ASC 320 as of April 1, 2009, the Corporation determined that $7,021 of previously recorded OTTI charges were non-credit related. As such, a $4,563 (net of $2,458 of taxes) increase to retained earnings and a corresponding decrease to accumulated other comprehensive income were recorded as the cumulative effect of adoption.

The Corporation recognized impairment losses on securities of $66, $2,339 and $7,893 for the years ended December 31, 2011, 2010 and 2009, respectively, due to the write-down to fair value of securities that the Corporation deemed to be other-than-temporarily impaired. Impairment losses related to bank stocks for the years ended December 31, 2011, 2010 and 2009 amounted to $0, $58 and $735, respectively. For the year ended December 31, 2011, impairment losses on pooled TPS amounted to $895, which includes $829 ($539, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $66 of credit-related impairment losses recognized in earnings. For the year ended December 31, 2010, impairment losses on pooled TPS amounted to $9,532, which includes $7,251 ($4,713, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $2,281 of credit-related impairment losses recognized in earnings. For the year ended December 31, 2009, impairment losses on pooled TPS amounted to $24,497, which includes $17,339 ($11,270, net of tax) for non-credit related impairment losses recognized directly in other comprehensive income and $7,158 of credit-related impairment losses recognized in earnings.

The impairment losses on bank stocks during 2010 and 2009 relate to securities that were in an unrealized loss position for an extended period of time or the percentage of unrealized loss was such that management believes it will be unlikely to recover in the near term. In accordance with GAAP, management has deemed these impairments to be other-than-temporary given the low likelihood that they will recover in value in the foreseeable future. At December 31, 2011, the Corporation held 12 bank stocks with an adjusted cost basis of $1,567 and fair value of $1,790.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

December 31	2011	2010
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,332)	$(16,051)
Additions related to credit loss for securities with previously recognized OTTI	(37)	(2,235)
Additions related to credit loss for securities with initial OTTI	(29)	(46)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,398)	$(18,332)

TPS continue to experience price volatility as the secondary market for such securities remains limited. Write-downs were based on the individual security’s credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate to a greater extent than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire portfolio each quarter to determine if additional write-downs are warranted.

The following table provides information relating to the Corporation’s TPS as of December 31, 2011:

Security	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals(1)	Expected Defaults(2)
Pooled TPS:
P1	C1	$5,500	$2,266	$878	$(1,388)	C	42	21%	16%	45%	11%
P2	C1	4,889	2,746	790	(1,956)	C	43	16	16	38	12
P3	C1	5,561	4,218	1,191	(3,027)	C	48	13	6	29	14
P4	C1	3,994	2,852	739	(2,113)	C	51	15	9	36	14
P5	MEZ	482	330	218	(112)	C	18	19	7	50	11
P6	MEZ	1,909	1,050	586	(464)	C	16	21	15	37	9
P7	B3	2,000	726	331	(395)	C	20	29	9	25	10
P8	B1	3,028	2,386	739	(1,647)	C	51	14	17	36	13
P9	C	5,048	756	262	(494)	C	34	14	26	38	12
P10	C	507	461	64	(397)	C	49	13	15	25	11
P11	C	2,010	788	121	(667)	C	41	15	16	33	13
P12	A4L	2,000	645	79	(566)	C	23	16	26	46	13

Total OTTI		36,928	19,224	5,998	(13,226)		436	17	14	36	12

P13(3)	SNR	1,506	1,592	1,278	(314)	BBB	11	15	14	36	14

Total Not OTTI		1,506	1,592	1,278	(314)		11	15	14	36	14

Total Pooled TPS		$38,434	$20,816	$7,276	$(13,540)		447	17%	14%	36%	12%

Single Issuer TPS:
S1		$2,000	$1,950	$1,386	$(564)	BB+	1
S2		2,000	1,914	1,387	(527)	BBB+	1
S3		2,000	2,000	1,725	(275)	BB	1
S4		1,000	999	699	(300)	BB+	1
S5		1,300	1,325	1,144	(181)	BB+	1

Total Single Issuer TPS		$8,300	$8,188	$6,341	$(1,847)		5

Total TPS		$46,734	$29,004	$13,617	$(15,387)		452

(1)	Some current deferrals are projected to cure at rates varying from 10% to 90% after the deferral period ends.
(2)	Expected future defaults as a percent of remaining performing collateral. Future deferrals and defaults are generally assumed to have recovery rates of 10% for banks and 15% for insurance companies.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment. The P13 security had excess subordination as a percent of current collateral of 77.42% as of December 31, 2011.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $188,098 as of December 31, 2011 is highly rated with an average rating of AA and 99.8% of the portfolio rated A or better. General obligation bonds comprise 100% of the portfolio. Geographically, the municipal bonds support the Corporation’s footprint as 76.9% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $1,011. Finally, this portfolio is supported by underlying insurance as 80.4% of the securities have credit support.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. These securities, which are classified as held to maturity, had a book value of $24,348 at December 31, 2011. Paydowns in 2011 amounted to $9,184, an annualized paydown rate of 27.1%. At the time of purchase, these securities were all rated AAA, with an original average LTV ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss ranged from 2.0% to 7.0%. The credit support range at December 31, 2011 was 1.8% to 20.2%, due to paydowns and good credit performance through the first half of 2008. National delinquencies, an early warning sign of potential default, have been increasing for the past five years. The slight upward trend of the rate of delinquencies throughout 2010 generally continued through 2011. All CMO holdings are current with regards to principal and interest.

The rating agencies monitor the underlying collateral performance of these non-agency CMOs for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, six of the ten non-agency CMOs have been downgraded since the original purchase date.

The Corporation determines its credit-related losses by running scenario analyses on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that elevate defaults over the next 12 - 18 months. Based on the results of the analysis, the Corporation’s management has concluded that one non-agency CMO incurred a credit-related loss of $29 which was recognized as an OTTI charge in 2011 earnings.

The following table provides information relating to the Corporation’s non-agency CMOs as of December 31, 2011:

			Credit Rating		Credit Support %		Subordination Data
Security	Original Year	Book Value	S&P	Moody’s	Original	Current	Delinquency %			% Foreclosure	% OREO	% Bankruptcy	% Total Delinquency	% LTV	Credit Score
							30 Day	60 Day	90 Day
1	2003	$2,727	AAA	n/a	2.5	6.0	1.7	0.6	0.9	0.8	0.0	0.7	4.6	51.5%	736
2	2003	1,946	AAA	n/a	4.3	17.0	1.7	1.8	3.5	3.5	1.0	1.2	12.6	55.6	709
3	2003	1,268	AAA	n/a	2.0	6.8	4.0	0.2	0.8	3.4	0.0	0.4	8.9	46.7	741
4	2003	1,242	AAA	n/a	2.7	18.9	0.8	0.0	0.6	2.7	0.6	2.0	6.6	49.4	n/a
5	2004	3,491	AAA	Baa2	7.0	20.2	1.4	2.4	3.4	7.3	0.8	1.2	16.4	55.0	690
6	2004	2,340	AA+	n/a	5.3	10.4	0.4	0.0	3.4	2.6	0.0	1.0	7.5	45.6	732
7	2004	1,025	n/a	A1	2.5	9.3	0.0	0.0	0.0	7.0	0.0	0.0	7.0	55.2	733
8	2004	1,674	AAA	Baa2	4.4	9.4	1.6	0.3	0.8	2.6	0.3	1.8	7.4	54.7	734
9	2005	5,660	CCC	Caa1	5.1	4.1	2.0	1.9	6.4	12.8	1.2	1.8	25.9	65.3	706
10	2005	2,975	CC	B3	4.7	1.8	2.9	2.2	2.6	9.5	0.9	1.3	19.4	65.7	726

		$24,348			4.1	9.5								56.7%	718

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

Members do not purchase stock in the FHLB for the same reasons that traditional equity investors acquire stock in an investor-owned enterprise. Rather, members purchase stock to obtain access to the low-cost products and services offered by the FHLB. Unlike equity securities of traditional for-profit enterprises, the stock of FHLB does not provide its holders with an opportunity for capital appreciation because, by regulation, FHLB stock can only be purchased, redeemed or transferred at par value.

At December 31, 2011 and 2010, the Corporation’s FHLB stock totaled $23,516 and $26,564, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At September 30, 2011, the FHLB’s capital ratio of 8.5% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

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
•

the FHLB’s commitment to make payments, taking into account its ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the FHLB’s operating performance; and

•	the prospects of amendments to laws that affect the rights and obligations of the FHLB.

At December 31, 2011, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

6.    Loans and Allowance for Loan Losses

Following is a summary of loans, net of unearned income:

December 31	2011	2010
Commercial real estate	$2,341,646	$2,061,119
Commercial real estate - FL	154,081	195,281
Commercial and industrial	1,363,692	1,081,592
Commercial leases	110,795	79,429

Total commercial loans and leases	3,970,214	3,417,421
Direct installment	1,029,187	1,002,725
Residential mortgages	670,936	622,242
Indirect installment	540,789	514,369
Consumer lines of credit	607,280	493,881
Other	38,261	37,517

	$6,856,667	$6,088,155

Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans written by third parties, primarily automobile loans. Consumer lines of credit includes HELOC and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of mezzanine loans and student loans.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial real estate loans in Florida, of which 29.1% were land-related and 70.9% were non land-related as of December 31, 2011. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $163,856 or 2.4% of total loans as of December 31, 2011, compared to $162,805 or 2.7% of total loans as of December 31, 2010. Due to the relative insignificance of these consumer finance loans and the lower risk profile relative to the Florida loans, they are not segregated from other consumer loans.

As of December 31, 2011, approximately 46.0% of the commercial real estate loans, including those in Florida, were owner-occupied, while the remaining 54.0% were non-owner-occupied. As of December 31, 2011 and 2010, the Corporation had commercial construction loans of $210,098 and $202,018, respectively, representing 3.1% and 3.3% of total loans, respectively. As of December 31, 2011 and 2010, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

For each reporting period, total cash flows (both principal and interest) expected to be collected over the remaining life of the loan incorporate assumptions regarding default rates, loss severities, the amounts and timing of prepayments, the value of underlying collateral based on independent appraisals that the Corporation reviews for acceptability and considering the time and costs of foreclosure and disposition of the collateral and other factors that reflect then-current market conditions. The Corporation modifies, updates and refines assumptions as circumstances change. Contractual cash flows at each reporting period are determined utilizing the amortized cost method of loan accounting after recognition of contractual interest.

Certain directors and executive officers of the Corporation and its significant subsidiaries, as well as associates of such persons, are loan customers. Loans to such persons were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of loans to any such persons who had loans in excess of $60 during 2011:

Total loans at December 31, 2010	$49,836
New loans	17,380
Repayments	(14,593)
Other	13,434

Total loans at December 31, 2011	$66,057

Other represents the net change in loan balances resulting from changes in related parties during 2011.

Purchased Credit-Impaired (PCI) Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans identified in the Corporation’s acquisition of CBI:

At Acquisition
Contractually required principal and interest at acquisition	$47,595
Contractual cash flows not expected to be collected (nonaccretable difference)	(28,106)

Expected cash flows at acquisition	19,489
Interest component of expected cash flows (accretable difference)	(2,025)

Fair value at acquisition	$17,464

Following is additional information about PCI loans identified in the Corporation’s acquisition of CBI:

	At Acquisition	December 31, 2011
Outstanding balance	$38,890	$36,446
Carrying amount	17,464	13,104
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	—
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Contractual Receivable	Non-Accretable Difference	Expected Cash Flows	Accretable Yield	Carrying Amount
For the Year Ended December 31, 2011
Balance at beginning of year	$20,356	$(15,589)	$4,767	$(791)	$3,976
Acquisitions	38,890	(19,401)	19,489	(2,025)	17,464
Accretion	—	—	—	903	194
Payments received	(4,784)	—	(4,784)	—	(4,075)
Reclass from non-accretable difference	—	709	709	(709)	—
Disposals/transfers	(6,128)	4,263	(1,865)	145	(1,720)
Contractual interest	3,359	(3,359)	—	—	—

Balance at end of year	$51,693	$(33,377)	$18,316	$(2,477)	$15,839

For the Year Ended December 31, 2010
Balance at beginning of year	$36,829	$(28,110)	$8,719	$(1,253)	$7,466
Accretion	—	—	—	2,769	384
Payments received	(5,671)	—	(5,671)	—	(3,286)
Reclass from non-accretable difference	—	2,385	2,385	(2,385)	—
Disposals/transfers	(12,297)	11,631	(666)	78	(588)
Contractual interest	1,495	(1,495)	—	—	—

Balance at end of year	$20,356	$(15,589)	$4,767	$(791)	$3,976

The accretion in the table above includes $709 in 2011 and $2,385 in 2010 that primarily represents payoffs received on certain loans in excess of expected cash flows.

Credit Quality

Management monitors the credit quality of the Corporation’s loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

Non-performing loans include non-accrual loans and non-performing TDRs. Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals generally when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods.

Following is a summary of non-performing assets:

December 31	2011	2010
Non-accrual loans	$94,335	$115,589
Troubled debt restructurings	11,893	19,705

Total non-performing loans	106,228	135,294
Other real estate owned (OREO)	34,719	32,702

Total non-performing loans and OREO	140,947	167,996
Non-performing investments	8,972	5,974

Total non-performing assets	$149,919	$173,970

Asset quality ratios:
Non-performing loans as a percent of total loans	1.55%	2.22%
Non-performing loans + OREO as a percent of total loans + OREO	2.05%	2.74%
Non-performing assets as a percent of total assets	1.53%	1.94%

Following is an age analysis of the Corporation’s past due loans, by class:

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
December 31, 2011
Commercial real estate	$13,868	$9,612	$37,134	$60,614	$2,281,032	$2,341,646
Commercial real estate - FL	—	—	39,122	39,122	114,959	154,081
Commercial and industrial	2,164	690	6,956	9,810	1,353,882	1,363,692
Commercial leases	1,102	5	1,084	2,191	108,604	110,795

Total commercial loans and leases	17,134	10,307	84,296	111,737	3,858,477	3,970,214
Direct installment	8,228	3,614	2,525	14,367	1,014,820	1,029,187
Residential mortgages	14,492	3,342	2,443	20,277	650,659	670,936
Indirect installment	5,031	282	918	6,231	534,558	540,789
Consumer lines of credit	1,253	586	653	2,492	604,788	607,280
Other	36	—	3,500	3,536	34,725	38,261

	$46,174	$18,131	$94,335	$158,640	$6,698,027	$6,856,667

December 31, 2010
Commercial real estate	$12,580	$2,450	$42,513	$57,543	$2,003,576	$2,061,119
Commercial real estate - FL	2,500	—	55,222	57,722	137,559	195,281
Commercial and industrial	2,021	570	8,989	11,580	1,070,012	1,081,592
Commercial leases	1,551	9	970	2,530	76,899	79,429

Total commercial loans and leases	18,652	3,029	107,694	129,375	3,288,046	3,417,421
Direct installment	8,603	2,496	3,285	14,384	988,341	1,002,725
Residential mortgages	9,127	2,144	3,272	14,543	607,699	622,242
Indirect installment	5,659	394	750	6,803	507,566	514,369
Consumer lines of credit	1,581	571	588	2,740	491,141	493,881
Other	—	—	—	—	37,517	37,517

	$43,622	$8,634	$115,589	$167,845	$5,920,310	$6,088,155

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated although the loan performs as agreed

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

The use of these internally assigned credit quality categories within the commercial loan portfolio permits management’s use of migration and roll rate analysis to estimate a quantitative portion of credit risk. The Corporation’s internal credit risk grading system is based on past experiences with similarly graded loans and conforms with regulatory categories. In general, loan risk ratings within each category are reviewed on an ongoing basis according to the Corporation’s policy for each class of loans. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan portfolio. Loans that migrate toward the Pass credit category or within the Pass credit category generally have a lower risk of loss and; therefore, a lower risk factor compared to loans that migrate toward the Substandard or Doubtful credit categories, which generally have a higher risk of loss and; therefore, a higher risk factor applied to those related loan balances.

Following is a table showing commercial loans by credit quality category:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2011
Commercial real estate	$2,127,334	$73,701	$139,578	$1,033	$2,341,646
Commercial real estate - FL	70,802	16,002	67,277	—	154,081
Commercial and industrial	1,275,230	49,282	38,171	1,009	1,363,692
Commercial leases	105,631	3,362	1,802	—	110,795

	$3,578,997	$142,347	$246,828	$2,042	$3,970,214

December 31, 2010
Commercial real estate	$1,990,674	$14,901	$53,646	$1,898	$2,061,119
Commercial real estate - FL	83,444	38,664	73,173	—	195,281
Commercial and industrial	897,008	65,508	117,068	2,008	1,081,592
Commercial leases	77,945	505	979	—	79,429

	$3,049,071	$119,578	$244,866	$3,906	$3,417,421

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer and other loans by payment activity:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
December 31, 2011
Direct installment	$1,022,025	$7,162	$1,029,187
Residential mortgages	661,392	9,544	670,936
Indirect installment	539,810	979	540,789
Consumer lines of credit	606,533	747	607,280
Other	34,761	3,500	38,261

December 31, 2010
Direct installment	$991,921	$10,804	$1,002,725
Residential mortgages	608,642	13,600	622,242
Indirect installment	513,619	750	514,369
Consumer lines of credit	493,075	806	493,881
Other	37,517	—	37,517

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, the Corporation does not consider loans for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans, interest on impaired loans, except those classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to loans considered to be impaired, by class of loans:

At or For the Year Ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial real estate	$28,161	$32,476	$—	$31,432	$151
Commercial real estate - FL	28,723	46,162	—	29,630	33
Commercial and industrial	4,228	4,971	—	4,610	17
Commercial leases	1,084	1,084	—	1,217	—

Total commercial loans and leases	62,196	84,693	—	66,889	201
Direct installment	7,162	7,522	—	7,530	207
Residential mortgages	9,544	9,839	—	10,278	175
Indirect installment	979	1,071	—	973	24
Consumer lines of credit	747	761	—	947	8
Other	3,500	3,500	—	1,750	—
Purchased credit-impaired loans	15,839	18,743	—	15,326	—
With a specific allowance recorded:
Commercial real estate	8,403	8,423	2,482	8,875	32
Commercial real estate - FL	10,401	18,195	2,389	16,559	21
Commercial and industrial	3,588	3,750	2,276	3,603	20
Commercial leases	—	—	—	—	—

Total commercial loans and leases	22,392	30,368	7,147	29,037	73
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Purchased credit-impaired loans	—	—	—	—	—
Total:
Commercial real estate	36,564	40,899	2,482	40,307	183
Commercial real estate - FL	39,124	64,357	2,389	46,189	54
Commercial and industrial	7,816	8,721	2,276	8,213	37
Commercial leases	1,084	1,084	—	1,217	—

Total commercial loans and leases	84,588	115,061	7,147	95,926	274
Direct installment	7,162	7,522	—	7,530	207
Residential mortgages	9,544	9,839	—	10,278	175
Indirect installment	979	1,071	—	973	24
Consumer lines of credit	747	761	—	947	8
Other	3,500	3,500	—	1,750	—
Purchased credit-impaired loans	15,839	18,743	—	15,326	—

At or For the Year Ended December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
With no specific allowance recorded:
Commercial real estate	$29,936	$32,433	$—	$30,085	$41
Commercial real estate - FL	34,936	56,369	—	45,052	49
Commercial and industrial	5,960	6,923	—	6,257	8
Commercial leases	979	979	—	749	—

Total commercial loans and leases	71,811	96,704	—	82,143	98
Direct installment	4,542	4,669	—	5,613	77
Residential mortgages	8,032	8,055	—	8,233	260
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	589	604	—	584	—
Other	—	—	—	—	—
With a specific allowance recorded:
Commercial real estate	12,459	13,265	4,028	15,260	—
Commercial real estate - FL	19,901	19,901	3,430	18,178	—
Commercial and industrial	5,172	6,084	2,855	4,632	—
Commercial leases	—	—	—	—	—

Total commercial loans and leases	37,532	39,250	10,313	38,070	—
Direct installment	6,262	6,340	626	4,503	275
Residential mortgages	5,568	5,568	557	4,252	246
Indirect installment	—	—	—	—	—
Consumer lines of credit	217	217	22	138	9
Other	—	—	—	—	—
Total:
Commercial real estate	42,395	45,698	4,028	45,345	41
Commercial real estate - FL	54,837	76,270	3,430	63,230	49
Commercial and industrial	11,132	13,007	2,855	10,889	8
Commercial leases	979	979	—	749	—

Total commercial loans and leases	109,343	135,954	10,313	120,213	98
Direct installment	10,804	11,009	626	10,116	352
Residential mortgages	13,600	13,623	557	12,485	506
Indirect installment	750	1,930	—	833	—
Consumer lines of credit	806	821	22	722	9
Other	—	—	—	—	—

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

Following is a summary of the composition of total TDRs:

December 31	2011	2010
Accruing:
Performing	$15,280	$—
Non-performing	11,893	19,705
Non-accrual	10,827	19,627

	$38,000	$39,332

TDRs that are accruing and performing include acquired loans that met the criteria for non-accrual of interest prior to acquisition for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During 2011, the Corporation returned to performing status $7,950 in restructured loans, including $6,347 secured by residential mortgages, that have consistently met their modified obligations for an extended period of time. The remaining accruing performing TDRs represent acquired loans measured at fair value. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern for more than six months. TDRs that are on non-accrual are comprised of loans that have been 90 days or more past due at some point in time. These loans are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured as evidenced by a period of satisfactory performance of greater than six months. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses estimate.

Excluding purchased impaired loans, commercial loans whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $41 and $515 at December 31, 2011 and December 31, 2010, respectively. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $847 and $1,205 at December 31, 2011 and December 31, 2010, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial real estate	11	$4,505	$4,474
Commercial real estate - FL	—	—	—
Commercial and industrial	9	428	404
Commercial leases	—	—	—

Total commercial loans and leases	20	4,933	4,878
Direct installment	351	3,771	3,695
Residential mortgages	71	3,384	3,384
Indirect installment	19	44	44
Consumer lines of credit	3	4	3
Other	—	—	—

	464	$12,136	$12,004

Following is a summary of TDRs, by class of loans, for which there was a payment default during 2011. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Number of Contracts	Recorded Investment(1)
Commercial real estate	6	$2,241
Commercial real estate - FL	—	—
Commercial and industrial	1	—
Commercial leases	—	—

Total commercial loans and leases	7	2,241
Direct installment	25	147
Residential mortgages	3	159
Indirect installment	3	5
Consumer lines of credit	—	—
Other	—	—

	38	$2,552

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of December 31, 2011.

Allowance for Loan Losses

Following is an analysis of changes in the allowance for loan losses:

Year Ended December 31	2011	2010	2009
Balance at beginning of year	$106,120	$104,655	$104,730
Additions from acquisitions	—	—	16
Charge-offs	(41,831)	(48,589)	(69,667)
Recoveries	2,732	2,731	2,774

Net charge-offs	(39,099)	(45,858)	(66,893)
Provision for loan losses	33,641	47,323	66,802

Balance at end of year	$100,662	$106,120	$104,655

Following is a summary of changes in the allowance for loan losses by loan class for 2011:

	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Year
Commercial real estate	$32,439	$(6,439)	$588	$(5,851)	$3,749	$30,337
Commercial real estate - FL	17,485	(14,579)	6	(14,573)	10,034	12,946
Commercial and industrial	24,682	(3,642)	368	(3,274)	4,069	25,477
Commercial leases	1,070	(567)	75	(492)	977	1,555

Total commercial loans and Leases	75,676	(25,227)	1,037	(24,190)	18,829	70,315
Direct installment	14,941	(8,874)	876	(7,998)	7,871	14,814
Residential mortgages	4,578	(1,261)	67	(1,194)	1,052	4,436
Indirect installment	5,941	(2,957)	501	(2,456)	2,018	5,503
Consumer lines of credit	4,743	(2,110)	213	(1,897)	2,602	5,448
Other	241	(1,194)	31	(1,163)	1,068	146
Purchased credit-impaired loans	—	(208)	7	(201)	201	—

	$106,120	$(41,831)	$2,732	$(39,099)	$33,641	$100,662

Following is a summary of the individual and collective allowance for loan losses and corresponding loan balances by class as of December 31, 2011:

	Allowance			Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired Loans	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired Loans
Commercial real estate	$2,482	$27,855	—	$2,341,646	$36,564	$2,289,243	$15,839
Commercial real estate - FL	2,389	10,557	—	154,081	39,124	114,957	—
Commercial and industrial	2,276	23,201	—	1,363,692	7,816	1,355,876	—
Commercial leases	—	1,555	—	110,795	—	110,795	—

Total commercial loans and leases	7,147	63,168	—	3,970,214	83,504	3,870,871	15,839
Direct installment	—	14,814	—	1,029,187	—	1,029,187	—
Residential mortgages	—	4,436	—	670,936	—	670,936	—
Indirect installment	—	5,503	—	540,789	—	540,789	—
Consumer lines of credit	—	5,448	—	607,280	—	607,280	—
Other	—	146	—	38,261	—	38,261	—

	$7,147	$93,515	—	$6,856,667	$83,504	$6,757,324	$15,839

7.    Premises and Equipment

Following is a summary of premises and equipment:

December 31	2011	2010
Land	$29,840	$26,721
Premises	125,621	118,115
Equipment	92,693	82,913

	248,154	227,749
Accumulated depreciation	(118,111)	(111,793)

	$130,043	$115,956

Depreciation and amortization expense of premises and equipment was $12,457 for 2011, $11,775 for 2010 and $11,865 for 2009.

The Corporation has operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC 840, Leases, taking into account escalation clauses. Rental expense was $6,960 for 2011, $6,235 for 2010 and $5,985 for 2009.

Total minimum rental commitments under such leases were $80,920 at December 31, 2011. Following is a summary of future minimum lease payments for years following December 31, 2011:

2012	$6,386
2013	5,789
2014	4,614
2015	3,589
2016	2,629
Later years	57,913

8.    Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business:

	Community Banking	Wealth Management	Insurance	Consumer Finance	Total
Balance at January 1, 2010	$509,941	$8,020	$8,940	$1,809	$528,710
Goodwill additions	—	—	10	—	10

Balance at December 31, 2010	509,941	8,020	8,950	1,809	528,720
Goodwill additions	39,742	—	—	—	39,742

Balance at December 31, 2011	$549,683	$8,020	$8,950	$1,809	$568,462

The Corporation recorded goodwill during 2011 as a result of the purchase accounting adjustments relating to the acquisition of CBI. The Corporation recorded goodwill during 2010 as a result of a previous insurance company acquisition.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets:

	Core Deposit Intangibles	Customer and Renewal Lists	Other Intangible Assets	Total Finite- lived Intangibles
December 31, 2011
Gross carrying amount	$71,023	$10,970	$1,859	$83,852
Accumulated amortization	(46,911)	(4,957)	(1,031)	(52,899)

	$24,112	$6,013	$828	$30,953

December 31, 2010
Gross carrying amount	$66,239	$10,970	$890	$78,099
Accumulated amortization	(40,632)	(4,196)	(843)	(45,671)

	$25,607	$6,774	$47	$32,428

Core deposit intangibles are being amortized primarily over 10 years using straight-line and accelerated methods. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.

Amortization expense on finite-lived intangible assets totaled $7,228 for 2011, $6,714 for 2010 and $7,088 for 2009. Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2011:

2012	$6,310
2013	5,663
2014	5,153
2015	3,673
2016	2,980

Goodwill and other intangible assets are reviewed annually for impairment, and more frequently if impairment indicators exist. The Corporation completed this review in 2011 and 2010 and determined that its intangible assets are not impaired.

9.    Deposits

Following is a summary of deposits:

December 31	2011	2010
Non-interest bearing demand	$1,340,465	$1,093,230
Savings and NOW	3,790,863	3,423,844
Certificates and other time deposits	2,158,440	2,129,069

	$7,289,768	$6,646,143

Time deposits of $100,000 or more were $673,608 and $610,183 at December 31, 2011 and 2010, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2011:

	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$100,616	$15,082	$115,698
Three to six months	85,770	7,035	92,805
Six to twelve months	115,236	13,898	129,134
Over twelve months	215,698	120,273	335,971

	$517,320	$156,288	$673,608

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2011:

2012	$1,237,015
2013	411,125
2014	179,836
2015	211,931
2016	105,573
Later years	12,960

10.    Short-Term Borrowings

Following is a summary of short-term borrowings:

December 31	2011	2010
Securities sold under repurchase agreements	$646,660	$611,902
Federal funds purchased	60,000	—
Subordinated notes	134,634	131,458
Other short-term borrowings	10,000	10,243

	$851,294	$753,603

Regency has a $25,000 committed line of credit with a major domestic bank which had $10,000 outstanding at both December 31, 2011 and December 31, 2010. The weighted average interest rates on short-term borrowings during 2011, 2010 and 2009 were 0.84%, 1.04% and 1.43%, respectively. The weighted average interest rates on short-term borrowings at December 31, 2011, 2010 and 2009 were 0.71%, 1.00% and 1.27%, respectively.

11.    Long-Term Debt

Following is a summary of long-term debt:

December 31	2011	2010
Federal Home Loan Bank advances	$100	$118,700
Subordinated notes	78,246	72,745
Other subordinated debt	9,062	—
Convertible subordinated notes	608	613

	$88,016	$192,058

The Corporation’s banking affiliate has available credit with the FHLB of $2,058,190, of which $100 was used as of December 31, 2011. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Interest rates paid on these advances ranged from 0.99% to 4.79% in 2011, 0.99% to 4.79% in 2010 and 2.28% to 5.54% in 2009. During 2011 and 2010, the Corporation prepaid $136,000 and $59,000, respectively, of FHLB advances yielding 2.36% and 3.93%, respectively, to better position the balance sheet. As a result, the Corporation incurred prepayment penalties of $3,378 in 2011 and $2,269 in 2010 that were recorded in other non-interest expense.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes mature in various amounts periodically through the year 2021. At December 31, 2011, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three to twelve months of interest, depending on the term of the note. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 3.85% at December 31, 2011, 4.15% at December 31, 2010 and 4.91% at December 31, 2009.

The Corporation assumed other subordinated notes totaling $8,000 in conjunction with an acquisition. The Corporation recorded a purchase accounting adjustment of $1,275, which is amortizing over the life of the notes, to reflect these notes at their fair value at the time of the acquisition. These subordinated notes carry a fixed-rate of 8.0% and mature in 2016. The Corporation may elect to redeem the notes, subject to regulatory approval, in whole or in part, at any time after January 1, 2012 at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The Corporation assumed 5% convertible subordinated notes in conjunction with an acquisition. These subordinated notes mature in 2018 and are convertible into shares of the Corporation’s common stock at any time prior to maturity at $12.50 per share. As of December 31, 2011, the Corporation has reserved 48,600 shares of common stock for issuance in the event the convertible subordinated notes are converted.

Scheduled annual maturities for all of the long-term debt for the years following December 31, 2011 are as follows:

2012	$33,490
2013	25,844
2014	8,129
2015	3,199
2016	15,529
Later years	1,825

12.    Junior Subordinated Debt

The Corporation has four unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since the third-party investors are the primary beneficiaries, the Trusts qualify as variable interest entities (VIEs) and are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of a previous acquisition.

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

The following table provides information relating to the Trusts as of December 31, 2011:

	F.N.B. Statutory Trust I	F.N.B. Statutory Trust II	Omega Financial Capital Trust I	Sun Bancorp Statutory Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,925	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Interest rate	3.62%	2.20%	2.59%	10.20%
	variable; LIBOR plus 325 basis points	variable; LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

13.    Derivative Instruments

The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities. The Corporation’s existing interest rate derivatives result from an interest rate swap program designed for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset. The Corporation manages its derivative instruments in order to minimize its net risk exposure resulting from such transactions.

At December 31, 2011, the Corporation was party to 197 swaps with notional amounts totaling $654,330 with customers, and 197 swaps with notional amounts totaling $654,330 with derivative counterparties. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance Sheet Location	December 31
		2011	2010
Interest Rate Products:
Asset derivatives	Other assets	$52,857	$25,631
Liability derivatives	Other liabilities	52,904	25,043

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income Statement Location	Year Ended December 31
		2011	2010	2009
Interest rate products	Other income	$(635)	$(220)	$196

The Corporation has agreements with each of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. The Corporation also has agreements with certain of its derivative counterparties that contain a provision if the Corporation fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Certain of the Corporation’s agreements with its derivative counterparties contain provisions where if a material or adverse change occurs that materially changes the Corporation’s creditworthiness in an adverse manner the Corporation may be required to fully collateralize its obligations under the derivative instrument.

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of December 31, 2011, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $54,067. At December 31, 2011, the Corporation has posted collateral with derivative counterparties with a fair value of $52,071, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1,996 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at December 31, 2011 are not material.

14.    Commitments, Credit Risk and Contingencies

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

Following is a summary of off-balance sheet credit risk information:

December 31	2011	2010
Commitments to extend credit	$1,943,889	$1,550,256
Standby letters of credit	113,268	101,185

At December 31, 2011, funding of 80.2% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

15.    Stock Incentive Plans

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. During 2011, 2010 and 2009, the Corporation issued 407,980, 515,857 and 469,346 restricted stock awards, respectively, with weighted average grant date fair values of $4,110, $4,029 and $2,811, respectively, under these Plans. The Corporation has available up to 3,311,746 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $4,396, $2,739 and $1,775 for the years ended December 31, 2011, 2010 and 2009, the tax benefit of which was $1,538, $959 and $621, respectively.

The following table summarizes certain information concerning restricted stock awards:

	2011	Weighted Average Grant Price per Share	2010	Weighted Average Grant Price per Share	2009	Weighted Average Grant Price per Share
Unvested shares outstanding at beginning of year	1,309,489	$8.52	854,440	$10.57	527,101	$15.34
Granted	407,980	10.07	515,857	7.81	469,346	5.99
Net adjustment due to performance	229,516	8.40	9,824	10.11	—	—
Vested	(172,029)	13.57	(95,281)	15.05	(99,369)	17.59
Forfeited	(1,749)	10.09	(41,306)	9.45	(90,926)	13.04
Dividend reinvestment	72,908	10.01	65,955	8.72	48,288	6.69

Unvested shares outstanding at end of year	1,846,115	8.44	1,309,489	8.52	854,440	10.57

The total fair value of shares vested was $1,767, $698 and $1,046 for the years ended December 31, 2011, 2010 and 2009, respectively.

As of December 31, 2011, there was $6,293 of unrecognized compensation cost related to unvested restricted stock awards granted, none of which is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718. The components of the restricted stock awards as of December 31, 2011 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested shares	584,389	1,261,726	1,846,115
Unrecognized compensation expense	$1,651	$4,642	$6,293
Intrinsic value	$6,609	$14,270	$20,879
Weighted average remaining life (in years)	1.95	2.26	2.16

Stock Options

The Corporation did not grant stock options during 2011, 2010 or 2009. All outstanding stock options were granted at prices equal to the fair value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested . The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 8,389 for 2011, 24,063 for 2010 and 1,979 for 2009.

The following table summarizes certain information concerning stock option awards:

	2011	Weighted Average Price per Share	2010	Weighted Average Price per Share	2009	Weighted Average Price per Share
Options outstanding at beginning of year	770,610	$14.28	968,090	$13.67	1,299,317	$14.00
Exercised	(8,389)	2.68	(24,063)	9.05	(1,979)	15.53
Forfeited	(176,201)	12.67	(173,417)	11.60	(329,248)	14.96

Options outstanding and exercisable at end of year	586,020	14.93	770,610	14.28	968,090	13.67

Upon consummation of the Corporation’s acquisitions, all outstanding options issued by the acquired companies were converted into equivalent Corporation options.

The following table summarizes information about stock options outstanding at December 31, 2011:

Options Outstanding and Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$10.60 - $15.90	427,559	0.6	$13.80
15.91 - 19.65	158,461	1.1	18.00

	586,020

The intrinsic value of outstanding and exercisable stock options at December 31, 2011 was $(2,753), since the fair value of the stock was less than the exercise price.

The following table summarizes certain information relating to stock options exercised:

Year Ended December 31	2011	2010	2009
Proceeds from stock options exercised	$22	$218	$13
Tax benefit recognized from stock options exercised	22	6	—
Intrinsic value of stock options exercised	63	18	—

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

16.    Retirement Plans

The Corporation sponsors the RIP, a qualified noncontributory defined benefit pension plan covering substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfy minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits were earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14,079, which had been amortized over the average period of future service of active employees of 13.5 years. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. The Corporation amended the RIP on October 20, 2010 to be frozen effective December 31, 2010, at which time the Corporation recognized the remaining previously unrecognized prior service credit of $10,543 as a reduction to expense.

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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans):

December 31	2011	2010
Accumulated benefit obligation	$142,847	$131,356

Projected benefit obligation at beginning of year	$131,451	$121,270
Service cost	58	3,606
Interest cost	6,746	6,982
Curtailment gain	—	(2,205)
Actuarial loss	13,697	7,023
Benefits paid	(8,645)	(5,225)

Projected benefit obligation at end of year	$143,307	$131,451

Fair value of plan assets at beginning of year	$102,898	$95,609
Actual return on plan assets	2,246	11,225
Corporation contribution	8,831	1,289
Benefits paid	(8,645)	(5,225)

Fair value of plan assets at end of year	$105,330	$102,898

Funded status of plan	$(37,976)	$(28,553)

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2011	2010
Weighted average discount rate	4.39%	5.28%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2011 and 2010 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:

Year Ended December 31	2011	2010	2009
Service cost	$58	$3,606	$3,352
Interest cost	6,746	6,982	7,014
Expected return on plan assets	(7,647)	(7,553)	(7,186)
Settlement charge	—	—	526
Curtailment credit	—	(10,543)	—
Transition amount amortization	(93)	(93)	(93)
Prior service credit amortization	7	(971)	(1,195)
Actuarial loss amortization	1,131	3,166	3,063

Net periodic pension cost	202	(5,406)	5,481
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	19,097	1,146	4,640
Curtailment effects	—	10,543	—
Amortization of actuarial loss	(1,131)	(3,166)	(3,589)
Amortization of prior service credit	(7)	971	1,195
Amortization of transition asset	93	93	93

Total recognized in other comprehensive income	18,052	9,587	2,339

Total recognized in net periodic pension cost and other comprehensive income	$18,254	$4,181	$7,820

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2011	2010	2009
Weighted average discount rate	5.28%	5.79%	6.09%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	8.00%	8.00%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $7,314 and $3,935 for 2011 and 2010, respectively, and employer contributions to the qualified pension plans of $7,500 and $0 for 2011 and 2010, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1,331 for 2011 and $1,289 for 2010.

As of December 31, 2011 and 2010, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows:

	Qualified Pension Plans		Non-Qualified Pension Plans
December 31	2011	2010	2011	2010
Projected benefit obligation	$123,257	$112,613	$20,050	$18,838
Accumulated benefit obligation	123,257	112,613	19,590	18,743
Fair value of plan assets	105,330	102,898	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2011 pension expense:

Estimated Increase in Pension Expense
0.5% decrease in the discount rate	$47
0.5% decrease in the expected long-term rate of return on plan assets	510

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2011:

Expected employer contributions:	2012	$1,322

Expected benefit payments:	2012	5,884
	2013	6,238
	2014	6,565
	2015	6,952
	2016	7,384
	2017 - 2021	44,183

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. Through December 31, 2010, the Corporation matched 50 percent of an eligible employee’s contribution on the first 6 percent that the employee deferred. Beginning in 2011, the Corporation matches 100% of the first 4 percent that the employee defers. Employees are eligible to participate upon their first day of employment. In 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. Beginning in 2011, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year. The Corporation’s contribution expense was $8,445 for 2011, $5,770 for 2010 and $4,577 for 2009.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

Pension Plan Investment Policy and Strategy

The Corporation’s investment strategy for the RIP is to diversify plan assets between a wide mix of securities within the equity and debt markets in an effort to allow the plan the opportunity to meet the plan’s expected long-term rate of return requirements while minimizing short-term volatility. In this regard, the plan has targeted allocations within the equity securities category for domestic large cap, domestic mid cap, domestic small cap, real estate investment trusts, emerging market and international securities. Within the debt securities category, the plan has targeted allocation levels for U.S. Treasury, U.S. agency, domestic investment-grade bonds, high-yield bonds, inflation-protected securities and international bonds.

Following are asset allocations for the Corporation’s pension plans as of December 31, 2011 and 2010, and the target allocation for 2012, by asset category:

	Target Allocation	Percentage of Plan Assets
December 31	2012	2011	2010
Asset Category
Equity securities	45 - 65%	57%	59%
Debt securities	30 - 50	33	34
Cash equivalents	0 - 10	10	7

At December 31, 2011 and 2010, equity securities included 550,128 shares of the Corporation’s common stock totaling $6,222 (5.9% of total plan assets) at December 31, 2011 and $5,402 (5.3% of total plan assets) at December 31, 2010. The plan acquired 130,000 shares during 2010. Dividends received on the Corporation’s common stock held by the Plan were $264 for 2011 and $250 for 2010.

The fair values of the Corporation’s pension plan assets by asset category are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2011
Asset Class
Cash	$10,760	—	—	$10,760
Equity securities:
F.N.B. Corporation	6,222	—	—	6,222
Other large-cap U.S. financial services companies	1,231	—	—	1,231
Other large-cap U.S. companies	25,590	—	—	25,590
International companies	617	—	—	617
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	4,358	—	—	4,358
U.S. small-cap equity index funds	1,805	—	—	1,805
U.S. mid-cap equity index funds	2,560	—	—	2,560
Non-U.S. equities growth fund	7,004	—	—	7,004
U.S. equity funds:
U.S. mid-cap	5,104	—	—	5,104
U.S. small-cap	2,705	—	—	2,705
Other	3,046	—	—	3,046
Fixed income securities:
U.S. government agencies	—	$30,192	—	30,192
Fixed income mutual funds:
U.S. investment-grade fixed income securities	3,650	—	—	3,650
Non-U.S. fixed income securities	486	—	—	486

	$75,138	$30,192	—	$105,330

	Level 1	Level 2	Level 3	Total
December 31, 2010
Asset Class
Cash	$7,827	—	—	$7,827
Equity securities:
F.N.B. Corporation	5,402	—	—	5,402
Other large-cap U.S. financial services companies	1,775	—	—	1,775
Other large-cap U.S. companies	24,137	—	—	24,137
International companies	753	—	—	753
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	4,357	—	—	4,357
U.S. small-cap equity index funds	2,042	—	—	2,042
U.S. mid-cap equity index funds	2,542	—	—	2,542
Non-U.S. equities growth fund	8,157	—	—	8,157
U.S. equity funds:
U.S. mid-cap	5,220	—	—	5,220
U.S. small-cap	2,833	—	—	2,833
Other	3,114	—	—	3,114
Fixed income securities:
U.S. government agencies	—	$31,515	—	31,515
Fixed income mutual funds:
U.S. investment-grade fixed income securities	2,738	—	—	2,738
Non-U.S. fixed income securities	486	—	—	486

	$71,383	$31,515	—	$102,898

The classifications for Level 1, Level 2 and Level 3 are discussed in the Fair Value Measurements footnote.

17.    Other Postretirement Benefit Plans

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

The following tables provide information relating to the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet:

December 31	2011	2010
Benefit obligation at beginning of year	$1,384	$1,594
Interest cost	61	67
Plan participants’ contributions	41	42
Actuarial (gain) loss	133	14
Benefits paid	(245)	(333)
CBI-related	36	—

Benefit obligation at end of year	$1,410	$1,384

Fair value of plan assets at beginning of year	$—	$—
Corporation contribution	204	291
Plan participants’ contributions	41	42
Benefits paid	(245)	(333)

Fair value of plan assets at end of year	$—	$—

Funded status of plan	$(1,410)	$(1,384)

Actuarial assumptions used in the determination of the benefit obligation in the Plan are as follows:

Assumptions at December 31	2011	2010
Discount rate	3.70%	4.35%
Assumed healthcare cost trend:
Initial trend	8.00%	8.06%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2018	2018

The discount rate assumption at December 31, 2011 was determined using the same yield-curve based approach as previously described in the Retirement Plans footnote.

Net periodic postretirement benefit cost and other comprehensive income included the following components:

Year Ended December 31	2011	2010	2009
Interest cost	$61	$67	$90
Actuarial loss amortization	7	—	—

Net periodic postretirement benefit cost	68	67	90
Purchase price adjustment – CBI	36	—	—

Total postretirement benefit welfare cost	104	67	90

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	133	14	(127)
Actuarial loss amortization	(7)	—	—

Total recognized in other comprehensive income	126	14	(127)

Total recognized in net periodic postretirement income and other comprehensive income	$230	$81	$(37)

Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2011	2010	2009
Weighted average discount rate	4.35%	4.65%	5.70%
Assumed healthcare cost trend:
Initial trend	8.06%	8.50%	8.00%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2018	2018	2017

A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2011 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2011:

	1% Increase	1% Decrease
Effect on service and interest components of net periodic cost	$3	$(3)
Effect on accumulated postretirement benefit obligation	59	(55)

The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan at December 31, 2011:

Expected employer contributions:	2012	$166

Expected benefit payments:	2012	207
	2013	199
	2014	190
	2015	174
	2016	160
	2017 - 2021	616

The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general plan assets.

18.    Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following:

Year Ended December 31	2011	2010	2009
Current income taxes:
Federal taxes	$18,721	$23,767	$11,460
State taxes	354	97	115

	19,075	23,864	11,575
Deferred income taxes:
Federal taxes	12,929	3,943	(2,283)
State taxes	—	77	(23)

	12,929	4,020	(2,306)

	$32,004	$27,884	$9,269

Income tax expense related to gains on the sale of securities was $1,278, $1,036 and $185 for 2011, 2010 and 2009, respectively.

Income tax expense and the effective tax rate for 2011 were favorably impacted by $1,175 of uncertain tax positions reversed in the current period. The effective tax rates for 2011, 2010 and 2009 were all lower than the statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI.

The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:

Year Ended December 31	2011	2010	2009
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(5.9)	(6.0)	(12.2)
Tax credits and settlements	(1.9)	(1.6)	(3.7)
Other items	(0.3)	(0.2)	(0.7)

Actual effective tax rate	26.9%	27.2%	18.4%

The following table presents the tax effects of temporary differences that give rise to deferred tax assets and liabilities:

December 31	2011	2010
Deferred tax assets:
Allowance for loan losses	$50,073	$46,365
State net operating loss carryforwards	14,353	12,159
Deferred compensation	5,731	4,037
Securities impairments	5,885	6,764
Pension and other defined benefit plans	15,401	11,935
Net unrealized securities losses	1,868	2,072
Other	3,797	3,357

Total	97,108	86,689
Valuation allowance	(14,980)	(14,176)

Total deferred tax assets	82,128	72,513

Deferred tax liabilities:
Loan fees	(1,807)	(1,303)
Depreciation	(9,554)	(7,118)
Purchase accounting adjustments	(3,328)	(8,780)
Prepaid expenses	(724)	(552)
Intangibles	(1,096)	(539)
Lease financing	(4,309)	(1,847)
Other	(320)	(168)

Total deferred tax liabilities	(21,138)	(20,307)

Net deferred tax assets	$60,990	$52,206

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2011, the Corporation had unused state net operating loss carryforwards expiring from 2018 to 2031. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

As of December 31, 2011 and 2010, the Corporation has approximately $1,376 and $2,481, respectively, of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of December 31, 2011 and 2010, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $115 and $182, respectively. As of December 31, 2011, $1,015 of these tax benefits would affect the effective tax rate if recognized. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2009. Federal examinations for years 2009 and prior have been closed with no material impact to the Corporation’s financial position. The Corporation’s 2010 tax year remains open to federal examination. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2008 and state income tax returns for 2008 through 2010 are currently subject to examination. The Corporation anticipates that a reduction in the unrecognized tax benefit of up to $281 may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

Year Ended December 31	2011	2010
Balance at beginning of year	$2,481	$3,042
Additions based on tax positions related to current year	82	77
Additions based on tax positions of prior year	—	4
Reductions for tax positions of prior years	(1,105)	(1)
Reductions due to expiration of statute of limitations	(82)	(641)

Balance at end of year	$1,376	$2,481

19.    Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

Year Ended December 31	2011	2010	2009
Net income	$87,047	$74,652	$41,111
Other comprehensive loss:
Unrealized gains (losses) on securities:
Arising during the period, net of tax expense (benefit) of $1,480, $1,904 and $(4,022)	2,749	3,537	(7,469)
Less: reclassification adjustment for (gains) losses included in net income, net of tax expense (benefit) of $1,270, $217 and $(2,578)	(2,358)	(403)	4,787
Pension and postretirement amortization, net of tax benefit of $6,358, $3,356, and $779	(11,807)	(6,233)	(1,446)

Other comprehensive loss	(11,416)	(3,099)	(4,128)

Comprehensive income	$75,631	$71,553	$36,983

For 2011, the amount of the reclassification adjustment for losses included in net income differs from the amount shown in the consolidated statement of income because it does not include gains or losses realized on securities that were both purchased and then sold during the year.

The accumulated balances related to each component of other comprehensive income, net of tax, are as follows:

December 31	2011	2010	2009
Non-credit related loss on debt securities not expected to be sold	$(8,597)	$(8,654)	$(10,644)
Unrealized net gain on other available for sale securities	5,101	4,767	3,624
Unrecognized pension and postretirement obligations	(41,652)	(29,845)	(23,613)

Accumulated other comprehensive income	$(45,148)	$(33,732)	$(30,633)

20.    Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

Year Ended December 31	2011	2010	2009
Net income available to common stockholders - basic earnings per share	$87,047	$74,652	$32,803
Interest expense on convertible debt	20	20	20

Net income available to common stockholders after assumed conversion - diluted earnings per share	$87,067	$74,672	$32,823

Basic weighted average common shares outstanding	124,145,924	113,923,612	102,580,415
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	866,154	358,121	268,919

Diluted weighted average common shares outstanding	125,012,078	114,281,733	102,849,334

Basic earnings per share	$0.70	$0.66	$0.32

Diluted earnings per share	$0.70	$0.65	$0.32

For the years ended December 31, 2011, 2010 and 2009, 392,299, 797,983 and 1,549,205 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

21.    Stockholders’ Equity

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

22.    Regulatory Matters

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

The Corporation’s management believes that, as of December 31, 2011 and 2010, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of December 31, 2011, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of December 31, 2011 and 2010 for the Corporation and FNBPA:

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$972,729	13.3%	$729,877	10.0%	$583,902	8.0%
FNBPA	846,505	11.9	711,385	10.0	569,108	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	855,677	11.7	437,926	6.0	291,951	4.0
FNBPA	749,650	10.5	426,831	6.0	284,554	4.0
Leverage Ratio:
F.N.B. Corporation	855,677	9.2	467,587	5.0	374,069	4.0
FNBPA	749,650	8.3	453,117	5.0	362,493	4.0

December 31, 2010
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$836,228	12.9%	$648,244	10.0%	$518,595	8.0%
FNBPA	768,040	12.3	626,183	10.0	500,946	8.0
Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	737,755	11.4	388,946	6.0	259,297	4.0
FNBPA	689,495	11.0	375,710	6.0	250,473	4.0
Leverage Ratio:
F.N.B. Corporation	737,755	8.7	424,362	5.0	339,490	4.0
FNBPA	689,495	8.3	414,734	5.0	331,787	4.0

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $48,598 at December 31, 2011. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2011, the Corporation’s subsidiaries had $48,713 of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $147,615 at December 31, 2011.

23.    Cash Flow Information

Following is a summary of cash flow information:

Year Ended December 31	2011	2010	2009
Interest paid on deposits and other borrowings	$75,178	$90,816	$124,960
Income taxes paid	13,250	31,611	6,287
Transfers of loans to other real estate owned	21,679	25,584	22,023
Transfers of other real estate owned to loans	598	1,115	580

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

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2011
Interest income	$350,801	$11	$124	$34,168	$6,021	$391,125
Interest expense	60,132	—	—	4,281	10,204	74,617
Net interest income	290,669	11	124	29,887	(4,183)	316,508
Provision for loan losses	26,957	—	—	6,152	532	33,641
Non-interest income	88,360	23,238	12,325	2,132	(6,137)	119,918
Non-interest expense	227,696	18,518	11,568	17,210	1,514	276,506
Intangible amortization	6,467	335	426	—	—	7,228
Income tax expense (benefit)	31,869	1,587	169	3,274	(4,895)	32,004
Net income (loss)	86,040	2,809	286	5,383	(7,471)	87,047
Total assets	9,583,439	19,579	17,301	171,350	(5,186)	9,786,483
Total intangibles	574,622	11,632	11,352	1,809	—	599,415

At or for the Year Ended December 31, 2010
Interest income	$335,975	$13	$198	$33,386	$4,149	$373,721
Interest expense	73,925	—	—	4,842	9,964	88,731
Net interest income	262,050	13	198	28,544	(5,815)	284,990
Provision for loan losses	40,400	—	—	6,144	779	47,323
Non-interest income	83,977	20,666	12,898	2,194	(3,763)	115,972
Non-interest expense	201,450	15,795	11,795	15,208	141	244,389
Intangible amortization	5,937	350	427	—	—	6,714
Income tax expense (benefit)	26,663	1,632	319	3,389	(4,119)	27,884
Net income (loss)	71,577	2,902	555	5,997	(6,379)	74,652
Total assets	8,753,276	19,097	19,097	171,649	(3,204)	8,959,915
Total intangibles	535,594	11,967	11,778	1,809	—	561,148

At or for the Year Ended December 31, 2009
Interest income	$352,760	$13	$280	$32,511	$2,654	$388,218
Interest expense	104,281	—	—	5,561	11,337	121,179
Net interest income	248,479	13	280	26,950	(8,683)	267,039
Provision for loan losses	59,462	—	—	6,667	673	66,802
Non-interest income	74,982	20,401	13,804	2,157	(5,862)	105,482
Non-interest expense	203,411	15,858	12,135	15,429	1,418	248,251
Intangible amortization	6,295	366	427	—	—	7,088
Income tax expense (benefit)	10,829	1,505	545	2,449	(6,059)	9,269
Net income (loss)	43,464	2,685	977	4,562	(10,577)	41,111
Total assets	8,509,072	20,226	20,625	168,345	(9,191)	8,709,077
Total intangibles	541,530	12,317	12,195	1,809	—	567,851

25.    Fair Value Measurements

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

In determining fair value, the Corporation uses various valuation approaches, including market, income and cost approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Corporation. Unobservable inputs reflect the Corporation’s assumptions about the assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

The fair value hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The fair value hierarchy is broken down into three levels based on the reliability of inputs as follows:

Measurement Category	Definition

Level 1	valuation is based upon unadjusted quoted market prices for identical instruments traded in active markets.

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2011, 98.2% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 1.8% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Corporation determines the valuation of its investments in TPS with the assistance of a third-party independent financial consulting firm that specializes in advisory services related to illiquid financial investments. The consulting firm provides the Corporation appropriate valuation methodology, performance assumptions, modeling techniques, discounted cash flows, discount rates and sensitivity analyses with respect to levels of defaults and deferrals necessary to produce losses. Additionally, the Corporation utilizes the firm’s expertise to reassess assumptions to reflect actual conditions. See the Securities footnote for information on how the Corporation reassesses assumptions to determine the valuation of its TPS. Accessing the services of a financial consulting firm with a focus on financial instruments assists the Corporation in accurately valuing these complex financial instruments and facilitates informed decision-making with respect to such instruments.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Residential Mortgage Loans Held For Sale

These loans are carried at the lower of cost or fair value. Under lower of cost or fair value accounting, periodically, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is based on independent quoted market prices and is classified as Level 2.

Impaired Loans

The Corporation reserves for commercial and commercial real estate loans that the Corporation considers impaired as defined in ASC 310 at the time the Corporation identifies the loan as impaired based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.

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

Other Real Estate Owned

OREO is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations plus some bank-owned real estate. OREO acquired in settlement of indebtedness is recorded at the lower of carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record nonrecurring fair value adjustments. Fair value is generally based upon appraisals by licensed or certified appraisers and other market information and is classified as Level 2 or Level 3.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$231,829	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	171,611	—	171,611
Agency collateralized mortgage obligations	—	183,729	—	183,729
Non-agency collateralized mortgage obligations	—	30	—	30
States of the U.S. and political subdivisions	—	40,350	—	40,350
Collateralized debt obligations	—	—	5,998	5,998
Other debt securities	—	—	5,197	5,197

	—	627,549	11,195	638,744

Available for sale equity securities:
Financial services industry	378	1,004	408	1,790
Insurance services industry	37	—	—	37

	415	1,004	408	1,827

	415	628,553	11,603	640,571
Derivative financial instruments	—	52,857	—	52,857

	$415	$681,410	$11,603	$693,428

Liabilities measured at fair value:
Derivative financial instruments	—	$52,904	—	$52,904

	—	$52,904	—	$52,904

December 31, 2010
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$300,568	$—	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	211,507	—	211,507
Agency collateralized mortgage obligations	—	147,866	—	147,866
Non-agency collateralized mortgage obligations	—	38	—	38
States of the U.S. and political subdivisions	—	58,738	—	58,738
Collateralized debt obligations	—	—	5,974	5,974
Other debt securities	—	—	11,245	11,245

	—	718,717	17,219	735,936

Available for sale equity securities:
Financial services industry	470	1,313	375	2,158
Insurance services industry	31	—	—	31

	501	1,313	375	2,189

	501	720,030	17,594	738,125
Derivative financial instruments	—	25,631	—	25,631

	$501	$745,661	$17,594	$763,756

Liabilities measured at fair value:
Derivative financial instruments	—	$25,043	—	$25,043

	—	$25,043	—	$25,043

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Total
Year Ended December 31, 2011
Balance at beginning of year	$5,974	$11,245	$375	$17,594
Total gains (losses) - realized/unrealized:
Included in earnings	(37)	(48)	—	(85)
Included in other comprehensive income	61	94	33	188
Purchases, issuances, and settlements	—	(6,094)	—	(6,094)
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of year	$5,998	$5,197	$408	$11,603

Year Ended December 31, 2010
Balance at beginning of year	$4,824	$10,430	$333	$15,587
Total gains (losses) - realized/unrealized:
Included in earnings	(2,281)	—	—	(2,281)
Included in other comprehensive income	3,431	815	42	4,288
Purchases, issuances, and settlements	—	—	—	—
Transfers in and/or (out) of Level 3	—	—	—	—

Balance at end of year	$5,974	$11,245	$375	$17,594

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur.

The amount of total losses included in earnings for the years ended 2011 and 2010 attributable to the change in unrealized gains or losses relating to assets still held as of those dates was $37 and $2,281, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.

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

	Level 1	Level 2	Level 3	Total
December 31, 2011
Impaired loans	—	$5,034	$12,293	$17,327
Other real estate owned	—	3,118	16,261	19,379

December 31, 2010
Impaired loans	—	1,157	26,082	27,239
Other real estate owned	—	18,429	12,337	30,766

Impaired loans measured or re-measured at fair value on a nonrecurring basis during 2011 had a carrying amount of $22,291 and an allocated allowance for loan losses of $6,825 at December 31, 2011. The allocated allowance is based on fair value of $17,328 less estimated costs to sell of $1,862. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $6,580 which was included in the provision for loan losses for 2011.

OREO with a carrying amount of $25,511 was written down to $16,992 (fair value of $19,379 less estimated costs to sell of $2,387), resulting in a loss of $8,519, which was included in earnings for 2011.

Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments are as follows:

	2011		2010
December 31	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets
Cash and short-term investments	$208,953	$208,953	$131,571	$131,571
Securities available for sale	640,571	640,571	738,125	738,125
Securities held to maturity	917,212	952,033	940,481	959,414
Net loans, including loans held for sale	6,770,280	6,829,830	5,994,735	6,035,129
Bank owned life insurance	208,927	208,927	208,051	208,051
Accrued interest receivable	25,930	25,930	25,345	25,345

Financial Liabilities
Deposits	7,289,768	7,315,948	6,646,143	6,677,301
Short-term borrowings	851,294	851,294	753,603	754,211
Long-term debt	88,016	90,632	192,058	197,397
Junior subordinated debt	203,967	167,608	204,036	141,061
Accrued interest payable	6,305	6,305	6,866	6,866

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

Balance Sheets
December 31	2011	2010
Assets
Cash and cash equivalents	$166,058	$91,560
Securities available for sale	1,790	2,158
Premises and equipment	4,301	4,256
Other assets	16,570	25,431
Investment in bank subsidiary	1,294,314	1,206,016
Investments in and advances to non-bank subsidiaries	253,452	248,776

Total Assets	$1,736,485	$1,578,197

Liabilities
Other liabilities	$28,250	$30,214
Advances from affiliates	282,156	265,256
Junior subordinated debt	205,156	205,156
Subordinated notes:
Short-term	8,357	8,672
Long-term	2,367	2,775

Total Liabilities	526,286	512,073
Stockholders’ Equity	1,210,199	1,066,124

Total Liabilities and Stockholders’ Equity	$1,736,485	$1,578,197

Statements of Income
Year Ended December 31	2011	2010	2009
Income
Dividend income from subsidiaries:
Bank	$65,130	$61,700	$45,650
Non-bank	8,638	10,800	7,800

	73,768	72,500	53,450
Interest income	6,172	6,381	6,797
Other income	71	119	(312)

Total Income	80,011	79,000	59,935

Expenses
Interest expense	16,744	17,745	20,109
Other expenses	6,197	6,584	7,227

Total Expenses	22,941	24,329	27,336

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	57,070	54,671	32,599
Income tax benefit	6,296	6,608	7,579

	63,366	61,279	40,178
Equity in undistributed income (loss) of subsidiaries:
Bank	25,508	13,770	1,050
Non-bank	(1,827)	(397)	(117)

Net Income	$87,047	$74,652	$41,111

Statements of Cash Flows
Year Ended December 31	2011	2010	2009
Operating Activities
Net income	$87,047	$74,652	$41,111
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(23,681)	(13,373)	(933)
Other, net	8,667	(8,918)	8,219

Net cash flows provided by operating activities	72,032	52,361	48,397

Investing Activities
Proceeds from sale of securities available for sale	389	1,133	475
Increase in property, plant and equipment	(243)	—	—
Net increase in advances to subsidiaries	(7,551)	(12,671)	(40,584)
Investment in subsidiaries	(16,611)	(1,375)	(112,138)

Net cash flows used in investing activities	(24,016)	(12,913)	(152,247)

Financing Activities
Net increase in advance from affiliate	16,900	26,798	37,655
Net decrease in short-term borrowings	(316)	(249)	(811)
Decrease in long-term debt	(1,206)	(1,418)	(1,658)
Increase in long-term debt	798	790	1,037
Issuance of preferred stock and common stock warrant	—	—	99,749
Redemption of preferred stock	—	—	(100,000)
Net proceeds from issuance of common stock	71,053	6,723	128,554
Tax expense of stock-based compensation	(61)	(199)	(158)
Cash dividends paid	(60,686)	(55,255)	(52,375)

Net cash flows (used in) provided by financing activities	26,482	(22,810)	111,993

Net Increase in Cash and Cash Equivalents	74,498	16,638	8,143
Cash and cash equivalents at beginning of year	91,560	74,922	66,779

Cash and Cash Equivalents at End of Year	$166,058	$91,560	$74,922

Cash paid during the year for:
Interest	$16,768	$17,781	$20,102

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Corporation maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s files and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Corporation’s management, with the participation of its CEO and CFO, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13(a) - 15(e) and 15d - 15(e) under the

Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon such evaluation, the Corporation’s CEO and CFO have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Management’s Report on F.N.B. Corporation’s Internal Control Over Financial Reporting - Reporting at a Bank Holding Company Level” and “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 23, 2012. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 23, 2012. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 23, 2012. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options		Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	586,020	(1)	$14.93	3,311,746	(2)
Equity compensation plans not approved by security holders	n/a		n/a	n/a

(1)	Excludes 1,846,115 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 23, 2012. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 23, 2012. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 137 and is incorporated by reference.

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

F.N.B. CORPORATION

By	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Vincent J. Delie, Jr. Vincent J. Delie, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2012

/s/ Vincent J. Calabrese, Jr. Vincent J. Calabrese, Jr.	Chief Financial Officer (Principal Financial Officer)	February 28, 2012

/s/ Timothy G. Rubritz Timothy G. Rubritz	Corporate Controller and Senior Vice President (Principal Accounting Officer)	February 28, 2012

/s/ William B. Campbell William B. Campbell	Director	February 28, 2012

/s/ Philip E. Gingerich Philip E. Gingerich	Director	February 28, 2012

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 28, 2012

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chairman and Director	February 28, 2012

/s/ Dawne S. Hickton Dawne S. Hickton	Director	February 28, 2012

/s/ David J. Malone David J. Malone	Director	February 28, 2012

/s/ D. Stephen Martz D. Stephen Martz	Director	February 28, 2012

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr.	Director	February 28, 2012

/s/ Harry F. Radcliffe Harry F. Radcliffe	Director	February 28, 2012

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 28, 2012

/s/ John W. Rose John W. Rose	Director	February 28, 2012

/s/ Stanton R. Sheetz Stanton R. Sheetz	Director	February 28, 2012

/s/ William J. Strimbu William J. Strimbu	Director	February 28, 2012

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 28, 2012

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

2.1.	Agreement and Plan of Merger, dated as of June 15, 2011, by and between F.N.B. Corporation and Parkvale Financial Corporation (Incorporated by reference to Exhibit 2.1 of the Corporation’s Current Report on Form 8-K/A filed on June 16, 2011).

3.1.	Articles of Incorporation of the Corporation, as amended as currently in effect. (filed herewith).

3.2.	Amended by-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Current Report on Form 8-K filed on October 22, 2009).

4.1.	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

4.2.	Form of Certificate for the Series C Preferred Stock. (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

4.3.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

4.4.	Warrant to purchase up to 819,640.21 shares of Common Stock, issued to the United States Department of the Treasury (Incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

10.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.2.	Amended and Restated Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008). *

10.3.	Amended and Restated Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008). *

10.4.	Form of Restricted Stock Units Agreement for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.5.	Amended 2007 Performance-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.6.	Amended 2007 Service-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.4. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.7.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.8.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.9.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-08144)). *

10.10.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001 (File No. 333-63042)). *

10.11.	Employment Agreement between F.N.B. Corporation and Brian F. Lilly. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on October 23, 2007). *

10.12.	Form of Amendment to Employment Agreements of Vincent Calabrese, Jr. and Gary Guerrieri. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.13.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2011 Proxy Statement filed on March 30, 2011). *

10.14.	Employment Agreement between First National Bank of Pennsylvania and Vincent J. Calabrese, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on March 23, 2007). *

10.15.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.16.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.17.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.18.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.19.	Letter Agreement between the Corporation and the United States Department of Treasury relating to the TARP Capital Purchase Program, including Securities Purchase Agreement - Standard Terms, incorporated by reference therein. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009). *

10.20.	Employment Agreement between First National Bank of Pennsylvania and Timothy G. Rubritz. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2009). *

10.21.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 21, 2010). *

10.22.	Tax Indemnification Agreement between F.N.B. Corporation and Robert J. McCarthy, Jr. (Incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

10.23.	Release Agreement between Robert J. McCarthy, Jr., F.N.B. Corporation and First National Bank of Pennsylvania (Incorporated by reference to Exhibit 10.1 of the Corporation’s Current Report on Form 8-K filed on February 6, 2012).

11	Computation of Per Share Earnings **

12	Ratio of Earnings to Fixed Charges. (filed herewith).

14	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

21	Subsidiaries of the Registrant. (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (filed herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (filed herewith).

101.	The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2011, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. ***

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.

***	This information is deemed furnished, not filed.