Form 10-Q
period 2012-03-31
FNB CORP/FL/
filed 2012-05-09
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.01 Par Value	139,554,146 Shares

F.N.B. CORPORATION

FORM 10-Q

March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	March 31,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$192,346	$197,349
Interest bearing deposits with banks	72,376	11,604

Cash and Cash Equivalents	264,722	208,953
Securities available for sale	1,097,801	640,571
Securities held to maturity (fair value of $1,212,826 and $952,033)	1,178,558	917,212
Residential mortgage loans held for sale	11,618	14,275
Loans, net of unearned income of $44,500 and $47,110	7,802,792	6,856,667
Allowance for loan losses	(102,093)	(100,662)

Net Loans	7,700,699	6,756,005
Premises and equipment, net	146,406	130,043
Goodwill	670,519	568,462
Core deposit and other intangible assets, net	43,657	30,953
Bank owned life insurance	236,753	208,927
Other assets	375,330	311,082

Total Assets	$11,726,063	$9,786,483

Liabilities
Deposits:
Non-interest bearing demand	$1,579,340	$1,340,465
Savings and NOW	4,706,748	3,790,863
Certificates and other time deposits	2,769,066	2,158,440

Total Deposits	9,055,154	7,289,768
Other liabilities	144,094	143,239
Short-term borrowings	877,828	851,294
Long-term debt	90,308	88,016
Junior subordinated debt	203,980	203,967

Total Liabilities	10,371,364	8,576,284

Stockholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 139,812,706 and 127,436,261 shares	1,393	1,268
Additional paid-in capital	1,363,956	1,224,572
Retained earnings	37,272	32,925
Accumulated other comprehensive loss	(43,735)	(45,148)
Treasury stock – 311,667 and 215,502 shares at cost	(4,187)	(3,418)

Total Stockholders’ Equity	1,354,699	1,210,199

Total Liabilities and Stockholders’ Equity	$11,726,063	$9,786,483

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended
	March 31,
	2012	2011
Interest Income
Loans, including fees	$93,138	$84,710
Securities:
Taxable	12,037	10,514
Nontaxable	1,721	1,947
Dividends	335	119
Other	56	81

Total Interest Income	107,287	97,371
Interest Expense
Deposits	11,958	14,595
Short-term borrowings	1,444	1,833
Long-term debt	953	1,628
Junior subordinated debt	2,011	2,032

Total Interest Expense	16,366	20,088

Net Interest Income	90,921	77,283
Provision for loan losses	6,572	8,228

Net Interest Income After Provision for Loan Losses	84,349	69,055
Non-Interest Income
Service charges	17,165	14,335
Insurance commissions and fees	4,172	4,146
Securities commissions and fees	2,011	1,972
Trust fees	3,734	3,710
Gain on sale of securities	108	54
Gain on sale of residential mortgage loans	809	767
Bank owned life insurance	1,559	1,232
Other	2,187	2,216

Total Non-Interest Income	31,745	28,432
Non-Interest Expense
Salaries and employee benefits	44,606	38,382
Net occupancy	6,606	5,910
Equipment	5,186	4,475
Amortization of intangibles	2,281	1,796
Outside services	6,367	5,200
FDIC insurance	1,971	2,719
State taxes	1,499	1,936
Merger related	6,994	4,146
Other	11,163	9,993

Total Non-Interest Expense	86,673	74,557

Income Before Income Taxes	29,421	22,930
Income taxes	7,839	5,755

Net Income	$21,582	$17,175

Net Income per Share – Basic	$0.16	$0.14
Net Income per Share – Diluted	0.15	0.14
Cash Dividends per Share	0.12	0.12

Comprehensive Income	$22,995	$17,228

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Total
Balance at January 1, 2012	$1,268	$1,224,572	$32,925	$(45,148)	$(3,418)	$1,210,199
Net income			21,582			21,582
Change in other comprehensive income, net of tax				1,413		1,413
Common stock dividends ($0.12/share)			(16,858)			(16,858)
Issuance of common stock	125	138,052	(377)		(769)	137,031
Restricted stock compensation		998				998
Tax expense of stock-based compensation		334				334

Balance at March 31, 2012	$1,393	$1,363,956	$37,272	$(43,735)	$(4,187)	$1,354,699

Balance at January 1, 2011	$1,143	$1,094,713	$6,564	$(33,732)	$(2,564)	$1,066,124
Net income			17,175			17,175
Change in other comprehensive income, net of tax				53		53
Common stock dividends ($0.12/share)			(14,403)			(14,403)
Issuance of common stock	62	59,439			(837)	58,664
Restricted stock compensation		867				867
Tax expense of stock-based compensation		(66)				(66)

Balance at March 31, 2011	$1,205	$1,154,953	$9,336	$(33,679)	$(3,401)	$1,128,414

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Three Months Ended
	March 31,
	2012	2011
Operating Activities
Net income	$21,582	$17,175
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	5,454	7,532
Provision for loan losses	6,572	8,228
Deferred taxes	10,195	1,577
Gain on sale of securities	(108)	(54)
Tax expense of stock-based compensation	(334)	66
Net change in:
Interest receivable	950	(664)
Interest payable	(2,457)	(762)
Trading securities	331,972	110,490
Residential mortgage loans held for sale	2,657	6,446
Bank owned life insurance	(1,637)	(669)
Other, net	(9,046)	3,123

Net cash flows provided by operating activities	365,800	152,488

Investing Activities
Net change in loans	(31,878)	(79,454)
Securities available for sale:
Purchases	(474,224)	(33,446)
Sales	15,414	10,849
Maturities	142,435	69,890
Securities held to maturity:
Purchases	(323,679)	(189,984)
Sales	2,903	—
Maturities	72,385	62,355
Purchase of bank owned life insurance	(20,000)	—
Withdrawal/surrender of bank owned life insurance	20,701	—
Increase in premises and equipment	(2,325)	(2,705)
Net cash received in business combinations	203,538	23,361

Net cash flows used in investing activities	(394,730)	(139,134)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	353,871	222,959
Time deposits	(111,091)	(22,192)
Short-term borrowings	13,593	(40,194)
Increase in long-term debt	5,695	8,244
Decrease in long-term debt	(162,069)	(10,443)
Decrease in junior subordinated debt	13	(108)
Net proceeds from issuance of common stock	1,211	1,186
Tax expense of stock-based compensation	334	(66)
Cash dividends paid	(16,858)	(14,403)

Net cash flows provided by financing activities	84,699	144,983

Net Increase in Cash and Cash Equivalents	55,769	158,337
Cash and cash equivalents at beginning of period	208,953	131,571

Cash and Cash Equivalents at End of Period	$264,722	$289,908

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

March 31, 2012

BUSINESS

F.N.B. Corporation (the Corporation) is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts commercial leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania, Ohio and West Virginia. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

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

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results the Corporation expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2012.

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

MERGERS AND ACQUISITIONS

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, Parkvale had $1,815,663 in assets, which included $937,350 in loans, and $1,505,671 in deposits. The acquisition, net of equity offering costs, was valued at $136,818 and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock. The assets and liabilities of Parkvale were recorded on the Corporation’s balance sheet at their preliminary estimated fair values as of January 1, 2012, the acquisition date, and Parkvale’s results of operations have been included in the Corporation’s consolidated statement of income since that date. Parkvale’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. In conjunction with the completion of this acquisition, the Corporation fully repaid the $31,762 of Parkvale preferred stock previously issued to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP). The warrant issued by Parkvale to the UST has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. Based on a preliminary purchase price allocation, the Corporation recorded $101,543 in goodwill and $14,984 in core deposit intangible as a result of the acquisition. The Corporation has recorded estimates of the fair values of acquired assets and liabilities. The fair values for loans, goodwill and other intangible assets, other assets and other liabilities are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

During the first three months of 2012, the Corporation recorded merger and integration charges of $6,994 associated with the Parkvale acquisition.

The following table shows the calculation of the purchase price and the resulting goodwill relating to the Parkvale acquisition:

Fair value of stock issued, net of offering costs		$136,818

Fair value of:
Tangible assets acquired	$1,526,097
Core deposit and other intangible assets acquired	14,984
Liabilities assumed	(1,709,147)
Net cash received in the acquisition	203,341

Fair value of net assets acquired		35,275

Goodwill recognized		$101,543

The following table summarizes the fair value of the net assets that the Corporation acquired from Parkvale:

Assets
Cash and due from banks	$203,538
Securities	486,233
Loans	922,056
Goodwill and other intangible assets	116,527
Accrued income and other assets	117,611

Total assets	1,845,965

Liabilities

Deposits	1,525,253
Borrowings	171,606
Accrued expenses and other liabilities	12,288

Total liabilities	1,709,147

Purchase price	$136,818

On January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc. (CBI), a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625,570 in assets, which included $445,271 in loans, and $561,775 in deposits. The transaction, valued at $75,547, resulted in the Corporation paying $17,203 in cash and issuing 5,941,287 shares of its common stock in exchange for 1,719,978 shares of CBI common stock. The assets and liabilities of CBI were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2011, the acquisition date, and CBI’s results of operations have been included in the Corporation’s consolidated statement of income since that date. CBI’s banking affiliate, Community Bank and Trust Company, was merged into FNBPA on January 1, 2011. Based on the purchase price allocation, the Corporation recorded $40,256 in goodwill and $4,785 in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

NEW ACCOUNTING STANDARDS

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income, with the intention of increasing the prominence of other comprehensive income in the financial statements. The FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, in annual periods, companies are required to present components of net income and other comprehensive income and a total for comprehensive income in a single continuous statement of comprehensive income or two separate but consecutive statements. In interim periods, companies are required to present a total for comprehensive income in a single continuous statement of comprehensive income or two separate but consecutive statements. These requirements, which were applied retrospectively, were effective January 1, 2012. For interim periods, the Corporation has adopted the single continuous statement of comprehensive income approach. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Amendments to Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRSs). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments result in common fair value measurement and disclosure requirements in GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this standard, which were applied prospectively, were effective January 1, 2012. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

SECURITIES

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. Treasury and other U.S. government agencies and corporations	$366,075	$406	$(632)	$365,849
Residential mortgage-backed securities:
Agency mortgage-backed securities	337,045	5,675	(66)	342,654
Agency collateralized mortgage obligations	299,109	3,221	—	302,330
Non-agency collateralized mortgage obligations	3,866	1	(25)	3,842
States of the U.S. and political subdivisions	33,359	1,532	—	34,891
Collateralized debt obligations	36,161	418	(13,774)	22,805
Other debt securities	23,853	567	(1,398)	23,022

Total debt securities	1,099,468	11,820	(15,895)	1,095,393
Equity securities	2,055	369	(16)	2,408

	$1,101,523	$12,189	$(15,911)	$1,097,801

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$231,187	$642	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	166,758	4,853	—	171,611
Agency collateralized mortgage obligations	181,493	2,236	—	183,729
Non-agency collateralized mortgage obligations	31	—	(1)	30
States of the U.S. and political subdivisions	38,509	1,841	—	40,350
Collateralized debt obligations	19,224	—	(13,226)	5,998
Other debt securities	6,863	—	(1,666)	5,197

Total debt securities	644,065	9,572	(14,893)	638,744
Equity securities	1,593	257	(23)	1,827

	$645,658	$9,829	$(14,916)	$640,571

Securities Held To Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
U.S. Treasury and other U.S. government agencies and corporations	$4,441	$340	$—	$4,781
Residential mortgage-backed securities:
Agency mortgage-backed securities	888,484	29,006	(471)	917,019
Agency collateralized mortgage obligations	115,104	731	(88)	115,747
Non-agency collateralized mortgage obligations	19,652	107	(1,313)	18,446
States of the U.S. and political subdivisions	147,990	6,236	(81)	154,145
Collateralized debt obligations	1,563	—	(176)	1,387
Other debt securities	1,324	—	(23)	1,301

	$1,178,558	$36,420	$(2,152)	$1,212,826

December 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$4,523	$360	$—	$4,883
Residential mortgage-backed securities:
Agency mortgage-backed securities	683,100	28,722	—	711,822
Agency collateralized mortgage obligations	54,319	573	(11)	54,881
Non-agency collateralized mortgage obligations	24,348	143	(1,373)	23,118
States of the U.S. and political subdivisions	147,748	6,877	—	154,625
Collateralized debt obligations	1,592	—	(314)	1,278
Other debt securities	1,582	25	(181)	1,426

	$917,212	$36,700	$(1,879)	$952,033

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation classified certain securities acquired in conjunction with the Parkvale and CBI acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which each of these acquisitions occurred. As of March 31, 2012 and December 31, 2011, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended
	March 31,
	2012	2011
Gross gains	$349	$250
Gross losses	(241)	(196)

	$108	$54

As of March 31, 2012, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,164	$27,213	$7,731	$7,826
Due from one to five years	346,262	346,200	12,313	12,873
Due from five to ten years	21,405	22,401	43,678	45,470
Due after ten years	64,617	50,753	91,596	95,445

	459,448	446,567	155,318	161,614
Residential mortgage-backed securities:
Agency mortgage-backed securities	337,045	342,654	888,484	917,019
Agency collateralized mortgage obligations	299,109	302,330	115,104	115,747
Non-agency collateralized mortgage obligations	3,866	3,842	19,652	18,446
Equity securities	2,055	2,408	—	—

	$1,101,523	$1,097,801	$1,178,558	$1,212,826

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At March 31, 2012 and December 31, 2011, securities with a carrying value of $587,865 and $547,727, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $747,289 and $680,212 at March 31, 2012 and December 31, 2011, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities available for sale:

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
U.S. Treasury and other U.S. government agencies and corporations	$169,327	$(632)	$—	$—	$169,327	$(632)
Residential mortgage-backed securities:
Agency mortgage-backed securities	76,778	(66)	—	—	76,778	(66)
Non-agency collateralized mortgage obligations	3,812	(25)	—	—	3,812	(25)
Collateralized debt obligations	8,453	(544)	6,042	(13,230)	14,495	(13,774)
Other debt securities	—	—	5,467	(1,398)	5,467	(1,398)
Equity securities	729	(16)	—	—	729	(16)

	$259,099	$(1,283)	$11,509	$(14,628)	$270,608	$(15,911)

	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Residential mortgage-backed securities:
Non-agency collateralized mortgage obligations	$30	$(1)	$—	$—	$30	$(1)
Collateralized debt obligations	—	—	5,998	(13,226)	5,998	(13,226)
Other debt securities	—	—	5,197	(1,666)	5,197	(1,666)
Equity securities	100	(9)	659	(14)	759	(23)

	$130	$(10)	$11,854	$(14,906)	$11,984	$(14,916)

Securities held to maturity:
	Less than 12 Months		Greater than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2012
Residential mortgage-backed securities:
Agency mortgage-backed securities	$143,873	$(471)	$—	$—	$143,873	$(471)
Agency collateralized mortgage obligations	19,943	(88)	—	—	19,943	(88)
Non-agency collateralized mortgage obligations	5,202	(114)	4,322	(1,199)	9,524	(1,313)
States of the U.S. and political subdivisions	4,455	(81)	—	—	4,455	(81)
Collateralized debt obligations	—	—	1,387	(176)	1,387	(176)
Other debt securities	—	—	1,301	(23)	1,301	(23)

	$173,473	$(754)	$7,010	$(1,398)	$180,483	$(2,152)

December 31, 2011
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	$12,911	$(11)	$—	$—	$12,911	$(11)
Non-agency collateralized mortgage obligations	5,374	(64)	4,351	(1,309)	9,725	(1,373)
Collateralized debt obligations	—	—	1,278	(314)	1,278	(314)
Other debt securities	—	—	1,144	(181)	1,144	(181)

	$18,285	$(75)	$6,773	$(1,804)	$25,058	$(1,879)

As of March 31, 2012, securities with unrealized losses for less than 12 months include 10 investments in U.S. Treasury and other U.S. government agencies and corporations, 15 investments in residential mortgage-backed securities (10 investments in agency mortgage-backed securities, 1 investment in an agency collateralized mortgage obligation (CMO) and 4 investments in non-agency CMOs), 3 investments in states of the U.S. and political subdivisions, 8 investments in collateralized debt obligations (CDOs) and 2 investments in equity securities. Securities with unrealized losses of greater than 12 months include 1 investment in a residential mortgage-backed security (non-agency CMO), 13 investments in CDOs, and 5 investments in other debt securities as of March 31, 2012. The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

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

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC 325, Investments - Other. All other securities are required to be evaluated under ASC 320, Investments – Debt Securities.

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

The Corporation’s portfolio of trust preferred CDOs consists of 29 pooled issues and six single issue securities. Two of the pooled issues are senior tranches; the remaining 27 are mezzanine tranches. At March 31, 2012, the 29 pooled TPS had an estimated fair value of $24,192 while the single-issuer TPS had an estimated fair value of $7,786. The Corporation has concluded from the analysis performed at March 31, 2012 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

The Corporation did not recognize any impairment losses on securities for the three months ended March 31, 2012 and 2011.

At March 31, 2012, nine of the 12 pooled TPS on which OTTI has been previously recognized were classified as non-performing investments. The other three of the 12 investments on which OTTI was taken in prior years have returned to performing status due to improvements in expected cash flows with income of $133 accreted beginning in the first quarter of 2012.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	March 31, 2012	December 31, 2011
Beginning balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,398)	$(18,332)
Additions related to credit loss for securities with previously recognized OTTI	—	(37)
Additions related to credit loss for securities with initial OTTI	—	(29)

Ending balance of the amount related to credit loss for which a portion of OTTI was recognized in other comprehensive income	$(18,398)	$(18,398)

TPS continue to experience price volatility as the secondary market for such securities remains limited. Write-downs, when required, are based on an individual security’s credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate to a greater extent than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire TPS portfolio each quarter to determine if additional write-downs are warranted.

The following table provides information relating to the Corporation’s TPS as of March 31, 2012:

	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)
Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Pooled TPS:
P1	C1	$5,500	$2,312	$958	$(1,354)	C	43	21	13	41	11	0.00
P2	C1	4,889	2,794	785	(2,009)	C	44	16	14	30	12	0.00
P3	C1	5,561	4,218	1,145	(3,073)	C	46	13	10	33	13	0.00
P4	C1	3,994	2,891	822	(2,069)	C	51	15	9	38	13	0.00
P5	MEZ	474	297	215	(82)	C	14	19	7	75	10	0.00
P6	MEZ	1,909	999	571	(428)	C	14	21	15	39	11	0.00
P7	B3	2,000	726	319	(407)	C	19	29	13	47	10	0.00
P8	B1	3,028	2,386	682	(1,704)	C	49	14	21	41	12	0.00
P9	C	5,048	756	238	(518)	C	33	14	31	42	11	0.00
P10	C	507	461	63	(398)	C	47	13	19	31	11	0.00
P11	C	2,010	788	112	(676)	C	39	16	17	42	13	0.00
P12	A4L	2,000	645	132	(513)	C	22	16	26	53	12	0.00

Total OTTI		36,920	19,273	6,042	(13,231)		421	17	16	40	12

P13	SNR	1,506	1,564	1,387	(177)	BBB	11	15	14	43	10	77.27
P14	C1	5,219	866	909	43	C	43	21	13	41	11	0.00
P15	A2A	5,000	1,995	1,948	(47)	CCC	44	16	14	30	12	43.23
P16	C1	4,781	1,064	985	(79)	C	46	13	10	33	13	0.00
P17	C1	5,260	1,010	1,083	73	C	51	15	9	38	13	0.00
P18	C1	5,190	837	706	(131)	C	56	14	18	33	14	0.00
P19	C1	3,206	320	173	(147)	C	42	19	15	37	14	0.00
P20	C	3,339	504	618	114	C	35	15	19	33	15	0.00
P21	B	2,069	559	549	(10)	C	34	12	25	33	16	20.04
P22	B2	5,000	2,145	2,176	31	CCC	21	0	8	10	10	41.76
P23	MEZ	1,894	567	566	(1)	C	14	21	15	39	11	0.00
P24	B2	1,000	268	270	2	C	47	13	15	27	14	3.30
P25	B	4,008	895	933	38	C	39	16	17	42	13	10.49
P26	SNR	4,344	2,534	2,511	(23)	CCC	50	21	7	40	12	48.61
P27	B	5,000	1,195	1,202	7	C	17	16	8	32	11	0.00
P28	C1	5,531	1,120	1,015	(105)	C	27	15	13	41	10	0.00
P29	C1	5,606	1,008	1,119	111	C	26	16	13	48	11	0.00

Total Not OTTI		67,953	18,451	18,150	(301)		603	15	13	35	13

Total Pooled TPS		$104,873	$37,724	$24,192	$(13,532)		1,024	16	14	38	12

Following is information about the Corporation’s PCI loans:

	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)	$(13,532)
Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Single Issuer TPS:
S1		$2,000	$1,950	$1,400	$(550)	BB	1
S2		2,000	1,916	1,522	(394)	BBB	1
S3		1,000	954	1,018	64	BB-	1
S4		2,000	2,000	1,840	(160)	BB	1
S5		1,000	999	705	(294)	BB	1
S6		1,300	1,324	1,301	(23)	BB	1

Total Single Issuer TPS		$9,300	$9,143	$7,786	$(1,357)		6

Total TPS		$114,173	$46,867	$31,978	$(14,889)		1,030

(1)	Some current deferrals will cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $182,881 as of March 31, 2012 is highly rated with an average rating of AA and 99.8% of the portfolio rated A or better. General obligation bonds comprise 99.5% of the portfolio. Geographically, the municipal bonds support the Corporation’s footprint as 76.8% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $1,010. This portfolio is also supported by underlying insurance as 77.4% of the securities have credit support.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 2.0% to 7.0%. Since the time of these original purchases, all of which are classified as held to maturity, two holdings have been sold and one holding has paid off. The Corporation acquired an additional $42,870 of non-agency CMOs from acquisitions, retaining $4,298 and selling $38,572. These acquired securities are classified as available for sale. Non-agency CMOs have a book value of $23,518 at March 31, 2012. Paydowns during the first three months of 2012 amounted to $2,704, an annualized paydown rate of 37.7%. The credit support range at March 31, 2012 was 4.0% to 20.5%, due to paydowns, continued good credit performance and the sale of one non-agency CMO having a book value of $2,848 during the first quarter of 2012. National delinquencies, an early warning sign of potential default, have been increasing for the past five years. The slight upward trend of the rate of delinquencies throughout 2011 has continued through the first quarter of 2012. All non-agency CMO holdings are current with regards to principal and interest.

The rating agencies monitor the underlying collateral performance of these non-agency CMOs for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Based on deteriorating performance of the collateral, many of these types of securities have been downgraded by the rating agencies. For the Corporation’s portfolio, six of the eleven non-agency CMOs have been downgraded since the original purchase date.

The Corporation determines its credit-related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12—18 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio. The one non-agency CMO that incurred a credit-related loss in 2011 was sold in March 2012 as a result of further credit deterioration and resulted in a net loss on sale of $226, which was recognized in first quarter 2012 earnings.

The following table provides information relating to the Corporation’s non-agency CMOs as of March 31, 2012:

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %						%	Original	Original
Security	Original Year	Book Value (1)	S&P	Moody’s	Original	Current	. 30 Day	60 Day	90 Day	% Foreclosure	% OREO	% Bankruptcy	Total Delinquency	% LTV	Credit Score
1	2003	$2,368	AAA	n/a	2.5	6.3	1.1	0.4	0.8	0.9	0.0	1.6	4.9	51.3	736
2	2003	1,759	AAA	n/a	4.3	17.0	2.2	1.2	3.6	3.3	0.7	1.3	12.2	55.3	709
3	2003	1,075	AAA	n/a	2.0	7.0	0.5	0.6	0.3	3.6	0.0	0.5	5.5	46.4	740
4	2003	1,081	AAA	n/a	2.7	19.3	2.3	0.0	0.2	3.1	0.6	2.2	8.4	48.9	n/a
5	2003	3,838	AAA	n/a	2.5	5.0	1.0	0.2	0.9	1.6	0.0	0.6	4.4	50.5	731
6	2004	3,269	AAA	Baa2	7.0	20.5	2.2	0.8	2.7	10.0	0.7	0.9	17.3	54.6	690
7	2004	2,087	AA+	n/a	5.3	10.4	0.3	0.0	3.1	4.0	0.0	1.1	8.5	45.8	732
8	2004	971	n/a	A1	2.5	9.3	1.2	0.0	1.2	5.9	0.0	0.0	8.4	54.6	733
9	2004	1,522	AAA	Baa2	4.4	9.4	1.5	0.9	0.6	2.8	0.4	1.3	7.4	54.5	733
10	2005	5,520	CCC	Caa1	5.1	4.0	4.5	0.8	6.8	11.6	2.0	2.6	28.3	65.1	705

		$23,490			4.0	9.6								54.7	718

(1)	One acquired available for sale non-agency CMO with a March 31, 2012 book value of $28 is not included in the above table. The bond rating at acquisition was AAA and is now Baa2. This non-agency CMO is current with regards to principal and interest.

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

At March 31, 2012 and December 31, 2011, the Corporation’s FHLB stock totaled $32,894 and $23,516, respectively, and is included in other assets on the balance sheet. The increase is a result of the Parkvale acquisition. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At December 31, 2011, the FHLB’s capital ratio of 7.4% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

•	the member’s ability to access liquidity from the FHLB;

•	the member’s funding cost advantage with the FHLB compared to alternative sources of funds;

•	a decline in the market value of FHLB's net assets relative to book value which may or may not affect future financial performance or cash flow;

•	the FHLB’s ability to obtain credit and source liquidity, for which one indicator is the credit rating of the FHLB;

•

the FHLB’s commitment to make payments taking into account its ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the FHLB’s operating performance; and

•	the prospects of amendments to laws that affect the rights and obligations of the FHLB.

At March 31, 2012, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	March 31, 2012	December 31, 2011
Commercial real estate	$2,521,571	$2,341,646
Commercial real estate – FL	135,547	154,081
Commercial and industrial	1,451,144	1,363,692
Commercial leases	118,050	110,795

Total commercial loans and leases	4,226,312	3,970,214
Direct installment	1,082,964	1,029,187
Residential mortgages	1,187,448	670,936
Indirect installment	563,929	540,789
Consumer lines of credit	704,773	607,280
Other	37,366	38,261

	$7,802,792	$6,856,667

Commercial loans include both owner occupied and non-owner occupied loans secured by commercial properties, as well as commercial and industrial loans. Commercial leases consist of loans for new or used equipment. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans written by third parties, primarily automobile loans. Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of mezzanine loans and student loans.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial real estate loans in Florida, of which 32% were land-related and 68% were non land-related as of March 31, 2012. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $157,885 or 2.0% of total loans as of March 31, 2012, compared to $163,856 or 2.4% of total loans as of December 31, 2011. Due to the relative insignificance of these consumer finance loans and the lower risk profile relative to the Florida loans, they are not segregated from other consumer loans.

As of March 31, 2012, approximately 54% of the commercial real estate loans, including those in Florida, were owner-occupied, while the remaining 46% were non-owner-occupied. As of March 31, 2012 and December 31, 2011, the Corporation had commercial construction loans of $189,233 and $210,098, respectively, representing 2.4% and 3.1% of total loans, respectively.

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

Following are provisional amounts recognized for PCI loans identified in the Corporation’s acquisition of Parkvale:

At Acquisition
Contractually required principal and interest at acquisition	$8,989
Contractual cash flows not expected to be collected (non-accretable difference)	2,835

Expected cash flows at acquisition	6,154
Interest component of expected cash flows (accretable difference)	589

Fair value at acquisition	$5,565

Following is additional information about PCI loans identified in the Corporation’s acquisition of Parkvale:

	At Acquisition	March 31, 2012
Outstanding balance	$8,989	$9,074
Carrying amount	5,565	5,492
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	—
Allowance reduction recognized since acquisition	n/a	—

	Contractual Receivable	Non- Accretable Difference	Expected Cash Flows	Accretable Yield	Carrying Amount
For the Three Months Ended March 31, 2012
Balance at beginning of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839
Acquisitions	8,989	(2,835)	6,154	(589)	5,565
Accretion	—	—	—	205	205
Payments received	(2,402)	—	(2,402)	—	(2,402)
Reclass from non-accretable difference	—	117	117	(117)	—
Disposals/transfers	—	—	—	—	—
Contractual interest	855	(855)	—	—	—

Balance at end of period	$59,135	$(36,950)	$22,185	$(2,978)	$19,207

For the Year Ended December 31, 2011
Balance at beginning of period	$20,356	$(15,589)	$4,767	$(791)	$3,976
Acquisitions	38,890	(19,401)	19,489	(2,025)	17,464
Accretion	—	—	—	903	194
Payments received	(4,784)	—	(4,784)	—	(4,075)
Reclass from non-accretable difference	—	709	709	(709)	—
Disposals/transfers	(6,128)	4,263	(1,865)	145	(1,720)
Contractual interest	3,359	(3,359)	—	—	—

Balance at end of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839

The accretion in the table above includes $117 in 2012 and $709 in 2011 that primarily represents payoffs received on certain loans in excess of expected cash flows.

Credit Quality

Management monitors the credit quality of the Corporation’s loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals generally when principal or interest is due and has remained unpaid for 90 to 180 days depending on the loan type. When a loan is placed on non-accrual status, all unpaid interest recognized in the current year is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate collectibility of the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods that have not been returned to accrual status.

Following is a summary of non-performing assets:

	March 31, 2012	December 31, 2011
Non-accrual loans	$98,418	$94,335
Troubled debt restructurings	11,416	11,893

Total non-performing loans	109,834	106,228
Other real estate owned (OREO)	36,958	34,719

Total non-performing loans and OREO	146,792	140,947
Non-performing investments	3,478	8,972

Total non-performing assets	$150,270	$149,919

	March 31, 2012	December 31, 2011
Asset quality ratios:
Non-performing loans as a percent of total loans	1.41%	1.55%
Non-performing loans + OREO as a percent of total loans + OREO	1.87%	2.05%
Non-performing assets as a percent of total assets	1.28%	1.53%

Following is an age analysis of the Corporation’s past due loans, by class:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans
March 31, 2012
Commercial real estate	$13,613	$16,772	$39,575	$69,960	$2,451,611	$2,521,571
Commercial real estate – FL	—	—	39,021	39,021	96,526	135,547
Commercial and industrial	3,837	998	7,622	12,457	1,438,687	1,451,144
Commercial leases	1,999	—	1,176	3,175	114,875	118,050

Total commercial loans and leases	19,449	17,770	87,394	124,613	4,101,699	4,226,312
Direct installment	7,662	2,691	3,100	13,453	1,069,511	1,082,964
Residential mortgages	16,465	25,589	2,818	44,872	1,142,576	1,187,448
Indirect installment	3,398	415	986	4,799	559,130	563,929
Consumer lines of credit	1,804	1,038	620	3,462	701,311	704,773
Other	39	12	3,500	3,551	33,815	37,366

	$48,817	$47,515	$98,418	$194,750	$7,608,042	$7,802,792

December 31, 2011
Commercial real estate	$13,868	$9,612	$37,134	$60,614	$2,281,032	$2,341,646
Commercial real estate – FL	—	—	39,122	39,122	114,959	154,081
Commercial and industrial	2,164	690	6,956	9,810	1,353,882	1,363,692
Commercial leases	1,102	5	1,084	2,191	108,604	110,795

Total commercial loans and leases	17,134	10,307	84,296	111,737	3,858,477	3,970,214
Direct installment	8,228	3,614	2,525	14,367	1,014,820	1,029,187
Residential mortgages	14,492	3,342	2,443	20,277	650,659	670,936
Indirect installment	5,031	282	918	6,231	534,558	540,789
Consumer lines of credit	1,253	586	653	2,492	604,788	607,280
Other	36	—	3,500	3,536	34,725	38,261

	$46,174	$18,131	$94,335	$158,640	$6,698,027	$6,856,667

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition

Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated although the loan performs as agreed

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

Following is a table showing commercial loans by credit quality category:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2012
Commercial real estate	$2,278,693	$81,587	$152,581	$8,710	$2,521,571
Commercial real estate – FL	69,723	12,921	52,903	—	135,547
Commercial and industrial	1,353,573	52,008	43,948	1,615	1,451,144
Commercial leases	116,015	151	1,884	—	118,050

	$3,818,004	$146,667	$251,316	$10,325	$4,226,312

December 31, 2011
Commercial real estate	$2,127,334	$73,701	$139,578	$1,033	$2,341,646
Commercial real estate – FL	70,802	16,002	67,277	—	154,081
Commercial and industrial	1,275,230	49,282	38,171	1,009	1,363,692
Commercial leases	105,631	3,362	1,802	—	110,795

	$3,578,997	$142,347	$246,828	$2,042	$3,970,214

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer and other loans by payment activity:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
March 31, 2012
Direct installment	$1,075,957	$7,007	$1,082,964
Residential mortgages	1,177,299	10,149	1,187,448
Indirect installment	562,881	1,048	563,929
Consumer lines of credit	704,038	735	704,773
Other	33,866	3,500	37,366

December 31, 2011
Direct installment	$1,022,025	$7,162	$1,029,187
Residential mortgages	661,392	9,544	670,936
Indirect installment	539,810	979	540,789
Consumer lines of credit	606,533	747	607,280
Other	34,761	3,500	38,261

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, the Corporation does not consider loans for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit, commercial leases and commercial loan relationships less than

$500. For loan relationships greater than or equal to $500, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans, interest on impaired loans, except those classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Three Months Ended March 31, 2012
With no specific allowance recorded:
Commercial real estate	$33,672	$40,398	$—	$30,915	$151
Commercial real estate - FL	14,255	24,588	—	21,490	33
Commercial and industrial	7,705	10,263	—	5,966	7
Commercial leases	1,176	1,176	—	1,130	—

Total commercial loans and leases	56,808	76,425	—	59,501	191
Direct installment	7,007	7,190	—	7,085	31
Residential mortgages	10,138	10,493	—	9,841	80
Indirect installment	1,048	1,294	—	1,013	3
Consumer lines of credit	735	750	—	741	—
Other	3,500	3,500	—	3,500	—
Purchased credit-impaired loans	19,207	23,308	—	15,417	—

With a specific allowance recorded:
Commercial real estate	4,414	4,414	2,137	6,409	25
Commercial real estate - FL	24,766	39,740	3,389	17,583	—
Commercial and industrial	658	658	556	2,123	3
Commercial leases	—	—	—	—	—

Total commercial loans and leases	29,838	44,812	6,082	26,115	28
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Purchased credit-impaired loans	—	—	—	—	—

Total:
Commercial real estate	38,086	44,812	2,137	37,324	176
Commercial real estate - FL	39,021	64,328	3,389	39,073	33
Commercial and industrial	8,363	10,921	556	8,089	10
Commercial leases	1,176	1,176	—	1,130	—

Total commercial loans and leases	86,646	121,237	6,082	85,616	219
Direct installment	7,007	7,190	—	7,085	31
Residential mortgages	10,138	10,493	—	9,841	80
Indirect installment	1,048	1,294	—	1,013	3
Consumer lines of credit	735	750	—	741	—
Other	3,500	3,500	—	3,500	—
Purchased credit-impaired loans	19,207	23,308	—	15,417	—

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Year Ended December 31, 2011
With no specific allowance recorded:
Commercial real estate	$28,163	$32,476	$—	$31,432	$151
Commercial real estate - FL	28,721	46,162	—	29,630	33
Commercial and industrial	4,228	4,971	—	4,610	17
Commercial leases	1,084	1,084	—	1,217	—

Total commercial loans and leases	62,196	84,693	—	66,889	201
Direct installment	7,162	7,522	—	7,530	207
Residential mortgages	9,544	9,839	—	10,278	175
Indirect installment	979	1,071	—	973	24
Consumer lines of credit	747	761	—	947	8
Other	3,500	3,500	—	1,750	—
Purchased credit-impaired loans	15,839	18,743	—	15,326	—

With a specific allowance recorded:
Commercial real estate	8,403	8,423	2,482	8,875	32
Commercial real estate - FL	10,401	18,195	2,389	16,559	21
Commercial and industrial	3,588	3,750	2,276	3,603	20
Commercial leases	—	—	—	—	—

Total commercial loans and leases	22,392	30,368	7,147	29,037	73
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Purchased credit-impaired loans	—	—	—	—	—

Total:
Commercial real estate	36,566	40,899	2,482	40,307	183
Commercial real estate - FL	39,122	64,357	2,389	46,189	54
Commercial and industrial	7,816	8,721	2,276	8,213	37
Commercial leases	1,084	1,084	—	1,217	—

Total commercial loans and leases	84,588	115,061	7,147	95,926	274
Direct installment	7,162	7,522	—	7,530	207
Residential mortgages	9,544	9,839	—	10,278	175
Indirect installment	979	1,071	—	973	24
Consumer lines of credit	747	761	—	947	8
Other	3,500	3,500	—	1,750	—
Purchased credit-impaired loans	15,839	18,743	—	15,326	—

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

Following is a summary of the composition of total TDRs:

	March 31, 2012	December 31, 2011
Accruing:
Performing	$10,599	$10,130
Non-performing	11,416	11,893
Non-accrual	11,044	10,827

	$33,059	$32,850

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the first three months of 2012, the Corporation returned to performing status $1,582 in restructured loans, all of which were secured by residential mortgages that have consistently met their modified obligations for an extended period of time. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern for more than six months. TDRs that are on non-accrual are comprised of loans that have been 90 days or more past due at some point in time. These loans are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectibility of the remaining principal and interest is reasonably assured as evidenced by a period of satisfactory performance of greater than six months. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses estimate.

Excluding purchased impaired loans, commercial loans whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $0 and $41 at March 31, 2012 and December 31, 2011, respectively. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,082 and $847 at March 31, 2012 and December 31, 2011, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended March 31, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—
Commercial real estate - FL	—	—	—
Commercial and industrial	1	117	73
Commercial leases	—	—	—

Total commercial loans and leases	1	117	73
Direct installment	94	600	605
Residential mortgages	13	377	416
Indirect installment	6	9	9
Consumer lines of credit	2	3	3
Other	—	—	—

	116	$1,106	$1,106

Following is a summary of TDRs, by class of loans, for which there was a payment default during the periods indicated. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended March 31, 2012 (1)
	Number of Contracts	Recorded Investment
Commercial real estate	—	$—
Commercial real estate - FL	—	—
Commercial and industrial	—	—
Commercial leases	—	—

Total commercial loans and leases	—	—
Direct installment	—	—
Residential mortgages	14	29
Indirect installment	2	158
Consumer lines of credit	1	1
Other	—	—

	17	$188

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of March 31, 2012.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level that, in management’s judgment, is believed adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio at the balance sheet date. The allowance for loan losses is based on management’s evaluation of potential loan losses in the loan portfolio, which includes an assessment of past experience, current economic conditions in specific industries and geographic areas, general economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current environmental factors and economic trends, all of which are susceptible to significant change. Loan losses are charged off against the allowance when the loss actually occurs or when a determination is made that a loss is probable, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is recorded based on management’s periodic evaluation of the factors previously mentioned as well as other pertinent factors. Evaluations are conducted at least quarterly and more often as deemed necessary.

Management estimates the allowance for loan losses pursuant to ASC 450, Contingencies, and ASC 310, Receivables. ASC 310 is applied to commercial loans that are individually evaluated for impairment. Under ASC 310, a loan is impaired when, based upon current information and events, it is probable that the loan will not be repaid according to its original contractual terms, including both principal and interest. Management performs individual assessments of impaired commercial loan relationships greater than or equal to $500 to determine the existence of loss exposure and, where applicable, the extent of loss exposure based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Commercial loans excluded from individual assessment, as well as smaller balance homogeneous loans, such as consumer installment, residential mortgages, consumer lines of credit and commercial leases, are evaluated for loss exposure under ASC 450 based upon historical loss rates for each of these categories of loans.

During the first quarter of 2012, the Corporation adjusted its methodology for calculating the allowance for loan losses to refine the supporting calculations. The minimum threshold for individual commercial relationships evaluated for impairment and specific valuation under ASC 310 is now $500. The historical loss period for commercial loan loss rate analysis was adjusted to utilize a full 3-year period migration model. These changes along with related higher loss rates for commercial loans under $500 resulted in a slight increase in the overall allowance for loan losses. The changes appropriately reflect inherent loss in the portfolio during this recovery stage of the current economic cycle. The 3-year period captures both a steep economic decline and a moderate recovery.

Management also evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Historical loss rates for each loan category may be adjusted for levels of and trends in loan volumes, large exposures, charge-offs, recoveries, delinquency, non-performing and other impaired loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; mergers and acquisitions; weighted average risk ratings; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of reserves include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. The determination of this component of the allowance is particularly dependent on the judgment of management.

Following are summaries of changes in the allowance for loan losses by loan class for the periods indicated:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2012
Commercial real estate	$30,337	$(1,357)	$150	$(1,207)	$2,312	$31,442
Commercial real estate - FL	12,946	—	9	9	—	12,955
Commercial and industrial	25,476	(1,080)	109	(971)	2,369	26,874
Commercial leases	1,556	(135)	66	(69)	182	1,669

Total commercial loans and leases	70,315	(2,572)	334	(2,238)	4,863	72,940
Direct installment	14,814	(2,124)	267	(1,857)	793	13,750
Residential mortgages	4,437	(147)	77	(70)	132	4,499
Indirect installment	5,503	(725)	132	(593)	475	5,385
Consumer lines of credit	5,447	(299)	75	(224)	138	5,361
Other	146	(159)	—	(159)	171	158
Purchased credit-impaired loans	—	—	—	—	—	—

	$100,662	$(6,026)	$885	$(5,141)	$6,572	$102,093

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2011
Commercial real estate	$32,439	$(1,181)	$82	$(1,099)	$3,003	$34,343
Commercial real estate - FL	17,485	(1,147)	—	(1,147)	1,599	17,937
Commercial and industrial	24,682	(961)	58	(903)	349	24,128
Commercial leases	1,070	(85)	17	(68)	252	1,254

Total commercial loans and leases	75,676	(3,374)	157	(3,217)	5,203	77,662
Direct installment	14,941	(2,228)	229	(1,999)	1,825	14,767
Residential mortgages	4,578	(238)	8	(230)	166	4,514
Indirect installment	5,941	(933)	138	(795)	615	5,761
Consumer lines of credit	4,743	(396)	43	(353)	222	4,612
Other	241	(164)	22	(142)	197	296
Purchased credit-impaired loans	—	—	—	—	—	—

	$106,120	$(7,333)	$597	$(6,736)	$8,228	$107,612

Following are summaries of the individual and collective allowance for loan losses and corresponding loan balances by class for the periods indicated:

	Allowance			Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired Loans	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired Loans
March 31, 2012
Commercial real estate	$2,137	$29,305	—	$2,521,571	$38,086	$2,464,278	$19,207
Commercial real estate – FL	3,389	9,566	—	135,547	39,021	96,526	—
Commercial and industrial	556	26,318	—	1,451,144	8,363	1,442,781	—
Commercial leases	—	1,669	—	118,050	—	118,050	—

Total commercial loans and leases	6,082	66,858	—	4,226,312	85,470	4,122,635	19,207
Direct installment	—	13,750	—	1,082,964	—	1,082,964	—
Residential mortgages	—	4,499	—	1,187,448	—	1,187,448	—
Indirect installment	—	5,385	—	563,929	—	563,929	—
Consumer lines of credit	—	5,361	—	704,773	—	704,773	—
Other	—	158	—	37,366	—	37,366	—

	$6,082	$96,011	—	$7,802,792	$85,470	$7,698,115	$19,207

December 31, 2011
Commercial real estate	$2,482	$27,855	—	$2,341,646	$36,566	$2,289,241	$15,839
Commercial real estate – FL	2,389	10,557	—	154,081	39,122	114,959	—
Commercial and industrial	2,276	23,200	—	1,363,692	7,816	1,355,876	—
Commercial leases	—	1,556	—	110,795	—	110,795	—

Total commercial loans and leases	7,147	63,168	—	3,970,214	83,504	3,870,871	15,839
Direct installment	—	14,814	—	1,029,187	—	1,029,187	—
Residential mortgages	—	4,437	—	670,936	—	670,936	—
Indirect installment	—	5,503	—	540,789	—	540,789	—
Consumer lines of credit	—	5,447	—	607,280	—	607,280	—
Other	—	146	—	38,261	—	38,261	—

	$7,147	$93,515	—	$6,856,667	$83,504	$6,757,324	$15,839

BORROWINGS

Following is a summary of short-term borrowings:

	March 31, 2012	December 31, 2011
Securities sold under repurchase agreements	$729,987	$646,660
Federal funds purchased	—	60,000
Subordinated notes	137,841	134,634
Other short-term borrowings	10,000	10,000

	$877,828	$851,294

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	March 31, 2012	December 31, 2011
Federal Home Loan Bank advances	$97	$100
Subordinated notes	80,611	78,246
Other subordinated debt	9,010	9,062
Convertible debt	590	608

	$90,308	$88,016

The Corporation’s banking affiliate has available credit with the FHLB of $2,592,497 of which $97 was used as of March 31, 2012. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 3.78% to 4.19% for the three months ended March 31, 2012 and 0.99% to 4.79% for the year ended December 31, 2011.

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

The following table provides information relating to the Trusts as of March 31, 2012:

	F.N.B. Statutory Trust I	F.N.B. Statutory Trust II	Omega Financial Capital Trust I	Sun Bancorp Statutory Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,938	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Interest rate	3.83%	2.12%	2.75%	10.20%
	variable; LIBOR plus 325 basis points	variable; LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

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

The Corporation periodically enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of its commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer agreements. These agreements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The interest rate swap agreement with the loan customer and with the counterparty are reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.

In accordance with the requirements of ASU No. 2011-04, the Corporation made an accounting policy election to use the portfolio exception with respect to measuring derivative instruments, consistent with the guidance in ASC 820. The Corporation further documents that it meets the criteria for this exception as follows:

•

The Corporation manages credit risk for its derivative positions on a counterparty-by-counterparty basis (on the basis of its net portfolio exposure with each counterparty), consistent with its risk management strategy for such transactions. The Corporation manages credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in its master netting arrangements and credit support annex documentation with each individual counterparty. Credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions.

•

Since the effective date of ASC 820, the Corporation’s management has monitored and measured credit risk and calculated credit valuation adjustments (CVAs) for its derivative transactions on the basis of its relationships at the counterparty portfolio/master netting arrangement level. Management receives reports from an independent third-party valuation specialist on a monthly basis providing CVAs at the counterparty portfolio level for purposes of reviewing and managing its credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to the financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the group, in accordance with the Corporation’s accounting policy elections.

The Corporation notes that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, the Corporation formally elects to apply the portfolio exception in ASC 820 with respect to measuring counterparty credit risk for all of its derivative transactions subject to master netting arrangements.

At March 31, 2012, the Corporation was party to 216 swaps with customers with notional amounts totaling $699,062 and 216 swaps with derivative counterparties with notional amounts totaling $699,062. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest Rate Products:
Asset derivatives	Other assets	$48,813	$52,857
Liability derivatives	Other liabilities	49,093	52,904

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Three Months Ended
	Statement	March 31,
	Location	2012	2011
Interest rate products	Other income	$(233)	$(153)

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of March 31, 2012, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $50,245. At March 31, 2012, the Corporation has posted collateral with derivative counterparties with a fair value of $49,666, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $579 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at March 31, 2012 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	March 31, 2012	December 31, 2011
Commitments to extend credit	$2,149,312	$1,943,889
Standby letters of credit	109,204	113,268

At March 31, 2012, funding of 82.1% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management's credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the three months ended March 31, 2012 and 2011, the Corporation issued 275,674 and 384,372 restricted stock awards with aggregate weighted average grant date fair values of $3,384 and $3,882, respectively, under these Plans. As of March 31, 2012, the Corporation had available up to 3,261,350 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $575 and $940 for the three months ended March 31, 2012 and 2011, the tax benefit of which was $201 and $329, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2012		2011
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,846,115	$8.44	1,309,489	$8.52
Granted	275,674	12.28	384,372	10.10
Vested	(165,284)	8.01	(170,247)	13.63
Forfeited	(126,301)	8.32	(671)	7.71
Dividend reinvestment	15,474	12.22	13,913	10.04

Unvested awards outstanding at end of period	1,845,678	9.09	1,536,856	8.37

The total fair value of awards vested was $2,034 and $1,748 for the three months ended March 31, 2012 and 2011, respectively.

As of March 31, 2012, there was $8,056 of unrecognized compensation cost related to unvested restricted stock awards including $101 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of March 31, 2012 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	489,918	1,355,760	1,845,678
Unrecognized compensation expense	$2,436	$5,620	$8,056
Intrinsic value	$5,918	$16,378	$22,296
Weighted average remaining life (in years)	2.38	2.63	2.56

Stock Options

The Corporation did not grant stock options during the three months ended March 31, 2012 or 2011. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 36,385 and 8,389 for the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	586,020	$14.93	770,610	$14.28
Acquired from Parkvale	627,808	10.41	—	—
Exercised	(36,385)	7.67	(8,389)	2.68
Forfeited	(227,737)	14.04	(120,207)	11.65

Options outstanding and exercisable at end of period	949,706	12.43	642,014	14.93

The intrinsic value of outstanding and exercisable stock options at March 31, 2012 was $(325), since the fair value of the stock subject to the options was less than the exercise price.

Warrants

In conjunction with its participation in the UST’s CPP, the Corporation issued to the UST a warrant to purchase up to 1,302,083 shares of the Corporation’s common stock. Pursuant to Section 13(H) of the Warrant to Purchase Common Stock, the number of shares of common stock issuable upon exercise of the warrant was reduced in half to 651,042 shares on June 16, 2009, the date the Corporation completed a public offering. The warrant, which expires in 2019, has an exercise price of $11.52 per share.

In connection with the Parkvale acquisition, the warrant issued by Parkvale to the UST under the CPP has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. This warrant, which was recorded at a provisional fair value, expires in 2018 and has an exercise price of $5.81 per share.

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

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended
	March 31,
	2012	2011
Service cost	$17	$7
Interest cost	1,541	1,699
Expected return on plan assets	(1,934)	(1,891)
Amortization:
Unrecognized net transition asset	(23)	(23)
Unrecognized prior service cost (credit)	2	2
Unrecognized loss	447	294

Net periodic pension benefit cost	$50	$88

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which eligible employees may contribute a percentage of their salary. Through December 31, 2010, the Corporation matched 50 percent of an eligible employee’s contribution on the first 6 percent that the employee deferred. Beginning in 2011, the Corporation matches 100% of the first four percent that the employee defers. Employees are eligible to participate upon their first day of employment. In 2007, the Corporation began making an automatic two percent contribution and may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. Effective January 1, 2008, in lieu of the RIP benefit, the automatic contribution for substantially all new full-time employees was increased from two percent to four percent. Beginning in 2011, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year. The Corporation’s contribution expense was $2,004 and $2,142 for the three months ended March 31, 2012 and 2011, respectively.

The Corporation also sponsors an ERISA Excess Lost Match Plan for certain officers. This plan provides retirement benefits equal to the difference, if any, between the maximum benefit allowable under the Internal Revenue Code and the amount that would have been provided under the qualified 401(k) defined contribution plan, if no limits were applied.

The Corporation sponsors a postretirement medical and life insurance plan for a closed group of retirees who are currently receiving medical benefits and are eligible for retiree life insurance benefits. The Corporation has no plan assets attributable to this plan and funds the benefits as claims arise. Benefit costs are primarily related to interest cost obligations due to the passage of time. The Corporation reserves the right to terminate the plan or make plan changes at any time.

The net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31,
	2012	2011
Interest cost	$12	$14
Amortization of unrecognized loss	3	1

Net periodic postretirement benefit cost	$15	$15

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

At March 31, 2012, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at March 31, 2012 based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2012	2011
Net income	$21,582	$17,175
Other comprehensive income:
Unrealized (losses) gains on securities:
Arising during the period, net of tax expense (benefit) of $649 and $(48)	1,205	(89)
Less: reclassification adjustment for gains included in net income, net of tax expense of $38 and $19	(70)	(35)
Pension and postretirement amortization, net of tax expense of $150 and $96	278	177

Other comprehensive income	1,413	53

Comprehensive income	$22,995	$17,228

The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows:

	2012	2011
March 31
Non-credit related loss on debt securities not expected to be sold	$(8,600)	$(8,505)
Unrealized net gain (loss) on other available for sale securities	6,239	4,494
Unrecognized pension and postretirement obligations	(41,374)	(29,668)

Accumulated other comprehensive loss	$(43,735)	$(33,679)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2012	2011
Net income - basic earnings per share	$21,582	$17,175
Interest expense on convertible debt	5	5

Net income after assumed conversion – diluted earnings per share	$21,587	$17,180

Basic weighted average common shares outstanding	138,898,581	120,193,233
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,488,044	759,740

Diluted weighted average common shares outstanding	140,386,625	120,952,973

Basic earnings per share	$0.16	$0.14

Diluted earnings per share	$0.15	$0.14

For the three months ended March 31, 2012 and 2011, 120,627 and 377,153 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

	2012	2011
Three Months Ended March 31
Interest paid on deposits and other borrowings	$12,149	$19,809
Income taxes paid	800	—
Transfers of loans to other real estate owned	2,598	13,054
Financing of other real estate owned sold	195	84

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2012
Interest income	$97,427	$2	$30	$8,356	$1,472	$107,287
Interest expense	12,824	—	—	971	2,571	16,366
Net interest income	84,603	2	30	7,385	(1,099)	90,921
Provision for loan losses	5,238	—	—	1,166	168	6,572
Non-interest income	23,447	5,882	3,503	497	(1,584)	31,745
Non-interest expense	71,793	4,689	2,937	4,605	368	84,392
Intangible amortization	2,095	80	106	—	—	2,281
Income tax expense (benefit)	7,734	403	174	808	(1,280)	7,839
Net income (loss)	21,190	712	316	1,303	(1,939)	21,582
Total assets	11,534,775	19,212	16,951	167,758	(12,633)	11,726,063
Total intangibles	689,570	11,552	11,245	1,809	—	714,176

At or for the Three Months Ended March 31, 2011
Interest income	$87,783	$3	$33	$8,070	$1,482	$97,371
Interest expense	16,394	—	—	1,117	2,577	20,088
Net interest income	71,389	3	33	6,953	(1,095)	77,283
Provision for loan losses	6,836	—	—	1,328	64	8,228
Non-interest income	20,081	5,938	3,558	522	(1,667)	28,432
Non-interest expense	60,057	4,933	3,291	4,324	156	72,761
Intangible amortization	1,606	84	106	—	—	1,796
Income tax expense (benefit)	5,836	333	70	683	(1,167)	5,755
Net income (loss)	17,135	591	124	1,140	(1,815)	17,175
Total assets	9,553,213	19,518	18,718	168,643	(4,811)	9,755,281
Total intangibles	576,112	11,883	11,671	1,809	—	601,475

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

In determining fair value, the Corporation uses various valuation approaches, including market, income and cost approaches. ASC 820, Fair Value Measurements and Disclosures, establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, which are developed based on market data obtained from sources independent of the Corporation. Unobservable inputs reflect the Corporation’s assumptions about the assumptions that market participants would use in pricing an asset or liability, which are developed based on the best information available in the circumstances.

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2012, 97% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2012, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Residential Mortgage Loans Held For Sale

These loans are carried at the lower of cost or fair value. Under lower of cost or fair value accounting, periodically, it may be necessary to record nonrecurring fair value adjustments. Fair value, when recorded, is based on independent quoted market prices and is classified as Level 2.

Impaired Loans

The Corporation reserves for commercial loan relationships greater than or equal to $500 that the Corporation considers impaired as defined in ASC 310 at the time the Corporation identifies the loan as impaired based upon the present value of expected future cash flows available to pay the loan, or based upon the fair value of the collateral less estimated selling costs where a loan is collateral dependent. Collateral may be real estate and/or business assets including equipment, inventory and accounts receivable.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	$365,849	$365,849	$365,849	$365,849
	Level 1	Level 2	Level 3	Total
March 31, 2012
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$365,849	$—	$365,849
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	342,654	—	342,654
Agency collateralized mortgage obligations	—	302,330	—	302,330
Non-agency collateralized mortgage obligations	—	29	3,813	3,842
States of the U.S. and political subdivisions	—	34,891	—	34,891
Collateralized debt obligations	—	—	22,805	22,805
Other debt securities	—	16,537	6,485	23,022

	—	1,062,290	33,103	1,095,393

Available for sale equity securities:
Fixed income mutual fund	500	—	—	500
Financial services industry	399	1,025	446	1,870
Insurance services industry	38	—	—	38

	937	1,025	446	2,408

	937	1,063,315	33,549	1,097,801
Derivative financial instruments	—	48,813	—	48,813

	$937	$1,112,128	$33,549	$1,146,614

Liabilities measured at fair value:
Derivative financial instruments	—	$49,093	—	$49,093

	—	$49,093	—	$49,093

	$365,849	$365,849	$365,849	$365,849
	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$231,829	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	171,611	—	171,611
Agency collateralized mortgage obligations	—	183,729	—	183,729
Non-agency collateralized mortgage obligations	—	30	—	30
States of the U.S. and political subdivisions	—	40,350	—	40,350
Collateralized debt obligations	—	—	5,998	5,998
Other debt securities	—	—	5,197	5,197

	—	627,549	11,195	638,744

Available for sale equity securities:
Financial services industry	378	1,004	408	1,790
Insurance services industry	37	—	—	37

	415	1,004	408	1,827

	415	628,553	11,603	640,571
Derivative financial instruments	—	52,857	—	52,857

	$415	$681,410	$11,603	$693,428

Liabilities measured at fair value:
Derivative financial instruments	—	$52,904	—	$52,904

	—	$52,904	—	$52,904

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Three Months Ended March 31, 2012
Balance at beginning of period	$5,998	$5,197	$408	$—	$11,603
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	(130)	331	38	(42)	197
Accretion included in earnings	717	3	—	8	728
Purchases, issuances, sales and settlements:
Purchases in Parkvale acquisition	16,569	954	—	4,306	21,829
Issuances	—	—	—	—	—
Sales/redemptions	—	—	—	—	—
Settlements	(349)	—	—	(459)	(808)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$22,805	$6,485	$446	$3,813	$33,549

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Year Ended December 31, 2011
Balance at beginning of period	$5,974	$11,245	$375	$—	$17,594
Total gains (losses) – realized/unrealized:
Included in earnings	(37)	(48)	—	—	(85)
Included in other comprehensive income	61	94	33	—	188
Accretion included in earnings	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	—	(6,094)	—	—	(6,094)
Settlements	—	—	—	—	—
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$5,998	$5,197	$408	$—	$11,603

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the Securities footnote for information relating to significant unobservable inputs used in determining Level 3 fair values.

For the three months ended March 31, 2012 and 2011, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. For 2011, the amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of year-end was $37. These losses are included in net impairment losses on securities reported as a component of non-interest income.

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

	Level 1	Level 2	Level 3	Total
March 31, 2012
Impaired loans	$—	$2,208	$4,251	$6,459
Other real estate owned	—	2,031	275	2,306

December 31, 2011
Impaired loans	—	5,034	12,293	17,327
Other real estate owned	—	3,118	16,261	19,379

Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2012 had a carrying amount of $9,386 and an allocated allowance for loan losses of $3,688 at March 31, 2012. The allocated allowance is based on fair value of $6,459 less estimated costs to sell of $760. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $3,688 which was included in the provision for loan losses for the three months ended March 31, 2012.

OREO with a carrying amount of $3,636 was written down to $2,014 (fair value of $2,306 less estimated costs to sell of $292), resulting in a loss of $1,622, which was included in earnings for the three months ended March 31, 2012.

Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2012
Financial Assets
Cash and cash equivalents	$264,722	$264,722	$264,722	$—	$—
Securities available for sale	1,097,801	1,097,801	937	1,063,315	33,549
Securities held to maturity	1,178,558	1,212,826	—	1,191,692	21,134
Net loans, including loans held for sale	7,712,317	7,608,501	—	—	7,608,501
Bank owned life insurance	236,753	236,753	236,753	—	—
Accrued interest receivable	30,307	30,307	30,307	—	—

Financial Liabilities
Deposits	9,055,154	9,100,600	6,286,088	2,814,512	—
Short-term borrowings	877,828	877,828	877,828	—	—
Long-term debt	90,308	92,889	—	—	92,889
Junior subordinated debt	203,980	172,540	—	—	172,540
Accrued interest payable	10,522	10,522	10,522	—	—

December 31, 2011
Financial Assets
Cash and cash equivalents	$208,953	$208,953
Securities available for sale	640,571	640,571
Securities held to maturity	917,212	952,033
Net loans, including loans held for sale	6,770,280	6,829,830
Bank owned life insurance	208,927	208,927
Accrued interest receivable	25,930	25,930

Financial Liabilities
Deposits	7,289,768	7,315,948
Short-term borrowings	851,294	851,294
Long-term debt	88,016	90,632
Junior subordinated debt	203,967	167,608
Accrued interest payable	6,305	6,305

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

Loans. The fair value of fixed rate loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities less an illiquidity discount. The fair value of variable and adjustable rate loans approximates the carrying amount. Due to the significant judgment involved in evaluating credit quality, loans are classified within Level 3 of the fair value hierarchy.

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

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month period ended March 31, 2012. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012. The Corporation’s results of operations for the three months ended March 31, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012.

IMPORTANT CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Corporation makes statements in this Report, and may from time to time make other statements, regarding its outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset levels, asset quality and other matters regarding or affecting F.N.B. Corporation and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Although the Corporation believes that its assumptions made in connection with the forward-looking statements are reasonable, it cannot assume that its assumptions and expectations are correct.

Forward-looking statements speak only as of the date made. The Corporation does not assume any duty and does not undertake to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance.

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	Actions by the Federal Reserve, U.S. Treasury and other government agencies, including those that impact money supply and market interest rates.

•	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness.

•	Slowing or failure of the current moderate economic recovery.

•

Continued effects of the aftermath of recessionary conditions and uneven spread of positive impacts of recovery on the economy and our counterparties, including adverse impacts on levels of unemployment, loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•

The Corporation’s forward-looking financial statements are subject to the risk that economic and financial market conditions will be substantially different than it is currently expecting. These statements are based on the Corporation’s current view that the modest economic expansion will persist in 2012 and interest rates will remain very low.

•

Legal and regulatory developments could have an impact on the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•

Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation and changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects, and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and to Basel III initiatives.

•	Results of regulatory examination and the supervision process.

•

Impact on business and operating results of any costs associated with obtaining rights in intellectual property claimed by others and of adequacy of the Corporation’s intellectual property protection in general.

•

Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards. In particular, the Corporation’s results currently depend on its ability to manage elevated levels of impacted assets.

•

The acquisition of Parkvale presents the Corporation with risk and uncertainties related both to the acquisition transaction itself and its integration into F.N.B. Corporation after closing, including:

•

Anticipated benefits, including cost savings and strategic gains, may be significantly harder or take longer to achieve than expected or may not be achieved in their entirety as a result of unexpected factors or events.

•

The ability to achieve anticipated results from this transaction is dependent also on the extent of credit losses in the acquired loan portfolios and the extent of deposit attrition, in part related to the state of the economy and financial markets. Also, litigation and governmental investigations that may be filed or commenced, as a result of this transaction or otherwise, could impact the timing or realization of anticipated benefits to F.N.B. Corporation.

•

Full integration of Parkvale’s business and operations into F.N.B. Corporation, which includes conversion of F.N.B. Corporations’ different systems and procedures, may take longer than anticipated or be more costly than anticipated or have unanticipated adverse results relating to Parkvale’s existing businesses.

•

In addition to the Parkvale acquisition, the Corporation grows its business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. These other acquisitions often present risks and uncertainties analogous to those presented by the Parkvale transaction. Acquisition risks include those presented by the nature of the business acquired, as well as risks and uncertainties related to the acquisition transactions themselves, regulatory issues, and the integration of the acquired businesses into F.N.B. Corporation after closing.

•

Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•

Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities or international hostilities through impacts on the economy and financial markets generally or on the Corporation or its counterparties specifically.

The Corporation provides greater detail regarding some of these factors in its 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012 and its subsequent SEC filings accessible on the SEC’s website at www.sec.gov and on the Corporation’s website at www.fnbcorporation.com. These forward-looking statements may also be subject to other risks and uncertainties, including those that may be discussed elsewhere in this Report.

CRITICAL ACCOUNTING POLICIES

A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2011.

OVERVIEW

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania, Ohio and West Virginia. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net income for the three months ended March 31, 2012 was $21.6 million or $0.15 per diluted share, compared to net income for the three months ended March 31, 2011 of $17.2 million or $0.14 per diluted share. For the three months ended March 31, 2012, the Corporation’s return on average equity was 6.42% and its return on average assets was 0.75%, compared to 6.17% and 0.72%, respectively, for the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2012	2011
Return on average tangible equity:
Net income (annualized)	$86,801	$69,653
Amortization of intangibles, net of tax (annualized)	5,964	4,734

	$92,765	$74,387

Average total stockholders’ equity	$1,352,569	$1,129,622
Less: Average intangibles	(719,195)	(595,436)

	$633,374	$534,186

Return on average tangible equity	14.65%	13.93%

Return on average tangible assets:
Net income (annualized)	$86,801	$69,653
Amortization of intangibles, net of tax (annualized)	5,964	4,734

	$92,765	$74,387

Average total assets	$11,563,665	$9,695,015
Less: Average intangibles	(719,195)	(595,436)

	$10,844,470	$9,099,579

Return on average tangible assets	0.86%	0.82%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$98,451	$56	0.23%	$137,281	$81	0.24%
Taxable investment securities (1)	1,908,625	12,358	2.54	1,525,483	10,620	2.73
Non-taxable investment securities (2)	186,178	2,639	5.67	206,231	2,968	5.76
Loans (2) (3)	7,777,761	94,135	4.86	6,540,217	85,667	5.30

Total interest earning assets (2)	9,971,015	109,188	4.40	8,409,212	99,336	4.77

Cash and due from banks	187,971			142,557
Allowance for loan losses	(102,519)			(108,259)
Premises and equipment	147,704			127,307
Other assets	1,359,494			1,124,198

Total Assets	$11,563,665			$9,695,015

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,437,219	2,200	0.26	$2,783,693	2,681	0.39
Savings	1,154,371	377	0.13	970,245	478	0.20
Certificates and other time	2,813,898	9,381	1.34	2,340,149	11,436	1.98
Customer repurchase agreements	724,081	683	0.37	645,928	919	0.57
Other short-term borrowings	152,977	761	1.97	143,531	914	2.55
Long-term debt	92,288	953	4.15	199,047	1,628	3.22
Junior subordinated debt	201,876	2,011	4.01	203,961	2,032	4.04

Total interest-bearing liabilities (2)	8,576,710	16,366	0.77	7,286,554	20,088	1.12

Non-interest bearing demand	1,470,648			1,176,031
Other liabilities	163,738			102,808

Total Liabilities	10,211,096			8,565,393
Stockholders’ equity	1,352,569			1,129,622

Total Liabilities and Stockholders’ Equity	$11,563,665			$9,695,015

Excess of interest earning assets over interest-bearing liabilities	$1,394,305			$1,122,658

Fully tax-equivalent net interest income		92,822			79,248
Tax-equivalent adjustment		1,901			1,965

Net interest income		$90,921			$77,283

Net interest spread			3.63%			3.66%

Net interest margin (2)			3.74%			3.81%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended March 31, 2012, net interest income, which comprised 74.1% of net revenue (net interest income plus non-interest income) compared to 73.1% for the same period in 2011, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $13.6 million or 17.1% from $79.2 million for the first quarter of 2011 to $92.8 million for the first quarter of 2012. Average earning assets increased $1.6 billion or 18.6% and average interest bearing liabilities increased $1.3 billion or 17.7% from 2011 due to the acquisition of Parkvale combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin decreased from 3.81% for the first three months of 2011 to 3.74% for the first three months of 2012 as loan yields declined faster than deposit rates primarily reflecting the acquisition of Parkvale as well as the impact of the current low interest rate environment. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(22)	$(3)	$(25)
Securities	2,765	(1,356)	1,409
Loans	15,358	(6,890)	8,468

	18,101	(8,249)	9,852

Interest Expense
Deposits:
Interest bearing demand	504	(985)	(481)
Savings	103	(204)	(101)
Certificates and other time	2,069	(4,124)	(2,055)
Customer repurchase agreements	105	(341)	(236)
Other short-term borrowings	31	(184)	(153)
Long-term debt	(1,021)	346	(675)
Junior subordinated debt	(12)	(9)	(21)

	1,779	(5,501)	(3,722)

Net Change	$16,322	$(2,748)	$13,574

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $109.2 million for the first three months of 2012 increased by $9.9 million or 9.9% from 2011 primarily due to increased earning assets resulting from a combination of organic growth, the May 2011 capital raise and the Parkvale acquisition, partially offset by lower yields. The increase in earning assets was primarily driven by a $1.2 billion or 18.9% increase in average loans. Loans acquired from Parkvale totaled $922.1 million on the acquisition date. The yield on earning assets decreased 37 basis points from the first quarter of 2011 to 4.40% for the first quarter of 2012 reflecting the decreases in market interest rates and competitive pressure along with the Parkvale acquired loans, of which the majority are adjustable rate mortgages.

Interest expense of $16.4 million for the first three months of 2012 decreased $3.7 million or 18.5% from the same period of 2011 due to lower rates paid, partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of Parkvale. The rate paid on interest bearing liabilities decreased 35 basis points to 0.77% during the first quarter of 2012 compared to the first quarter of 2011, reflecting changes in interest rates, the Parkvale acquisition and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $1.4 billion or 20.6% for the first three months of 2012 compared to the first three months of 2011. Deposits acquired from Parkvale totaled $1.5 billion on the acquisition date. This growth was partially offset by a $106.8 million or 53.6% reduction in average long-term debt primarily associated with the prepayment of certain higher-cost borrowings during the fourth quarter of 2011.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $6.6 million during the first quarter of 2012 decreased $1.7 million from the same period of 2011. During the first quarter of 2012, net charge-offs decreased $1.6 million from the same period of 2011 as the Corporation recognized lower net charge-offs in its Florida portfolio, which decreased $1.2 million compared to the first quarter of 2011. While the economy is recovering from the recession, the duration of the slow economic environment remains a challenge for borrowers, particularly in the Corporation’s Florida portfolio. The $6.6 million provision for loan losses for the first three months of 2012 included $1.2 million relating to Regency and $5.4 million relating to the remainder of the Corporation’s portfolio, which is predominantly in Pennsylvania. During the first quarter of 2012, net charge-offs were $5.1 million or 0.27% (annualized) of average loans compared to $6.7 million or 0.42% (annualized) of average loans for the same period of 2011. The net charge-offs for the first quarter of 2012 included $1.4 million or 3.56% (annualized) of average loans relating to Regency and $3.7 million or 0.20% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $31.7 million for the first quarter of 2012 increased $3.3 million or 11.7% from the same period of 2011. This increase was primarily due to increases in service charges and income from BOLI. The variances in these and certain other non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $17.2 million for the first quarter of 2012 increased $2.8 million or 19.7% from the same period of 2011, reflecting increases of $1.2 million in income from interchange fees, $0.9 million in overdraft fees and $0.7 million in other service charges due to a combination of higher volume, organic growth and the expanded customer base due to the Parkvale acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $4.2 million for the three months ended March 31, 2012 increased slightly from $4.1 million for the same period of 2011, primarily as a result of the timing of contingent and commission revenues.

Trust fees of $3.7 million for the three months ended March 31, 2012 remained unchanged from the same period of 2011. The market value of assets under management increased by $216.6 million or 9.0% to $2.6 billion over this same period.

Gain on sale of residential mortgage loans of $0.8 million for the first quarter of 2012 increased slightly from the same period of 2011 due to additional sales volume. For the first quarter of 2012, the Corporation sold $45.5 million of residential mortgage loans compared to $42.6 million for the same period of 2011 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $1.6 million for the three months ended March 31, 2012 increased by $0.3 million or 26.5% from the same period of 2011 primarily as a result of the Parkvale acquisition.

Other income was $2.2 million for both the first quarter of 2012 and 2011. During the first quarter of 2012, the Corporation recognized $0.1 million more in recoveries on impaired loans acquired in previous acquisitions and $0.1 million more in dividends on non-marketable equity securities. These increases during the first quarter of 2012 were offset by $0.2 million less in swap fee revenue. The Corporation’s interest rate swap program is designed for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.

Non-Interest Expense

Total non-interest expense of $86.7 million for the first quarter of 2012 increased $12.1 million or 16.2% from the same period of 2011. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, outside services, merger-related expenses and other non-interest expense, partially offset by decreases in Federal Deposit Insurance Corporation (FDIC) insurance and state taxes. These variances in non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from Parkvale, as well as merger-related costs.

Salaries and employee benefits of $44.6 million for the three months ended March 31, 2012 increased $6.2 million or 16.2% from the same period of 2011. This increase was primarily attributable to the Parkvale acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation. Additionally, the Corporation recorded a net charge of $0.6 million for severance and other items relating to a former executive.

Occupancy and equipment expense of $11.8 million for the first quarter of 2012 increased $1.4 million or 13.5% from the same period of 2011, resulting from higher expenses associated with the Parkvale acquisition.

Amortization of intangibles expense of $2.3 million for the first quarter of 2012 increased $0.5 million or 27.0% from the same period of 2011 due to additional intangible balances from the Parkvale acquisition.

Outside services expense of $6.4 million for the three months ended March 31, 2012 increased $1.2 million or 22.4% from the same period of 2011, primarily resulting from increases of $0.9 million related to check card expenses and $0.3 million related to legal fees, both primarily due to the Parkvale acquisition.

FDIC insurance of $2.0 million for the first quarter of 2012 decreased $0.7 million or 27.5% from the same period of 2011 primarily due to the new assessment methodology that became effective during the second quarter of 2011, partially offset by the impact of the Parkvale acquisition.

The Corporation recorded $7.0 million in merger-related costs associated with the Parkvale acquisition during the first quarter of 2012. Merger-related costs recorded during the same period of 2011 in conjunction with the CBI acquisition were $4.1 million.

Other non-interest expense increased to $11.2 million for the first quarter of 2012 from $10.0 million for the first quarter of 2011, resulting from increases of $0.3 million, $0.2 million, $0.1 million and $0.1 million in supplies, postage, telephone and marketing expenses, respectively, primarily resulting from the Parkvale acquisition. Additionally, miscellaneous losses increased $0.4 million due to check losses and donations increased $0.2 million due to the timing of annual contributions to support corporate causes.

Income Taxes

The Corporation’s income tax expense of $7.8 million for the first quarter of 2012 increased $2.1 million or 36.2% from the same period of 2011. The effective tax rate of 26.6% for the first quarter of 2012 increased from 25.1% for the same period of 2011. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI and tax credits. The overall increase in pre-tax income by $6.5 million or 28.3% caused the higher effective tax rate in 2012.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at March 31, 2012 was $97.7 million compared to $166.1 million at December 31, 2011. This decrease is primarily the result of the Parkvale acquisition as December 31, 2011 reflected the proceeds from the 2011 capital raise which was deployed in the acquisition. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.3 times on March 31, 2012 and 2.1 times on December 31, 2011. The internal guideline for LCR is for the ratio to be greater than 1 month. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 13.7 months on March 31, 2012 and 11.9 months on December 31, 2011. The internal guideline for MCH is for the ratio to be greater than 3 months. Regency also has a $25.0 million committed line of credit with a major domestic bank with $10.0 million outstanding on March 31, 2012 and December 31, 2011. In addition, the Corporation issues subordinated notes through Regency on a regular basis. Subordinated notes increased $5.6 million or 2.6% during the first quarter of 2012 to $218.5 million at March 31, 2012.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and customer repurchase agreements. Organic growth in average deposits and customer repurchase agreements increased $129.5 million, or 8.9% annualized, for the first quarter of 2012 as compared to the fourth quarter of 2011, due to new customers and higher average balances. This growth was partially offset by a planned decline in time deposits. As of March 31, 2012, customer-based funding was 97.9% of total deposits and borrowings, compared to 96.8% as of December 31, 2011. FNBPA had unused wholesale credit availability of $3.9 billion or 34.2% of bank assets at March 31, 2012 and $3.4 billion or 35.3% of bank assets at December 31, 2011. The increase in availability is due to the Parkvale acquisition. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 7.9% and 3.2% of bank assets as of March 31, 2012 and December 31, 2011, respectively. This ratio increased due to the additional unpledged securities resulting from the Parkvale acquisition.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of March 31, 2012 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 2.1% as of March 31, 2012 and 3.4% as of December 31, 2011.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$183,254	$380,820	$493,756	$907,066	$1,964,896
Investments	151,944	117,249	181,983	273,324	724,500

	335,198	498,069	675,739	1,180,390	2,689,396
Liabilities
Non-maturity deposits	56,189	112,379	168,568	337,136	674,272
Time deposits	129,789	297,039	394,732	706,034	1,527,594
Borrowings	32,470	35,616	60,431	109,859	238,376

	218,448	445,034	623,731	1,153,029	2,440,242

Period Gap (Assets - Liabilities)	$116,750	$53,035	$52,008	$27,361	$249,154

Cumulative Gap	$116,750	$169,785	$221,793	$249,154

Cumulative Gap to Total Assets	1.0%	1.4%	1.9%	2.1%

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

The following repricing gap analysis (in thousands) as of March 31, 2012 compares the difference between the amount of interest earning assets (IEA) and interest-bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Interest Earning Assets (IEA)
Loans	$2,504,630	$765,413	$470,492	$817,470	$4,558,005
Investments	157,206	144,816	206,995	346,977	855,994

	2,661,836	910,229	677,487	1,164,447	5,413,999

Interest-Bearing Liabilities (IBL)
Non-maturity deposits	1,976,834	—	—	—	1,976,834
Time deposits	140,623	298,362	395,079	705,271	1,539,335
Borrowings	864,132	28,807	17,968	24,934	935,841

	2,981,589	327,169	413,047	730,205	4,452,010

Period Gap	$(319,753)	$583,060	$264,440	$434,242	$961,989

Cumulative Gap	$(319,753)	$263,307	$527,747	$961,989

IEA/IBL (Cumulative)	0.89	1.08	1.14	1.22

Cumulative Gap to IEA	(3.1)%	2.6%	5.2%	9.5%

The cumulative twelve-month IEA to IBL ratio changed to 1.22 for March 31, 2012 from 1.25 for December 31, 2011.

The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2012.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates.

	March 31, 2012	December 31, 2011	ALCO Guidelines
Net interest income change (12 months):
+ 300 basis points	4.5%	3.9%	+/-5.0%
+ 200 basis points	3.3%	2.8%	+/-5.0%
+ 100 basis points	2.0%	1.6%	+/-5.0%
- 100 basis points	(2.4)%	(1.6)%	+/-5.0%

Economic value of equity:
+ 300 basis points	1.8%	5.3%	+/-25.0%
+ 200 basis points	2.3%	5.0%	+/-15.0%
+ 100 basis points	1.8%	3.6%	+/-10.0%
- 100 basis points	(9.5)%	(9.3)%	+/-10.0%

The Corporation’s strategy is to manage to a relatively neutral interest rate risk position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged. The Corporation has maintained a relatively stable net interest margin over the last five years despite market rate volatility.

The ALCO utilized several tactics to maintain the Corporation’s interest rate risk position at a relatively neutral level. For example, the Corporation successfully achieved growth in longer-term certificates of deposit. The average life of the certificates of deposit portfolio increased from 17.0 months as of December 31, 2011 to 18.4 months as of March 31, 2012. This was due to the Parkvale acquisition and also due to the fact that new volumes of certificates of deposit in the first quarter of 2012 had an average original term of 18 months. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans decreased slightly from 59.6% of total loans as of December 31, 2011 to 59.4% of total loans as of March 31, 2012. This reflects the Parkvale acquisition which has a higher concentration of fixed-rate loans. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The duration of the investment portfolio is relatively low at 2.4 years at March 31, 2012 and 2.2 years at December 31, 2011. Finally, the Corporation has made use of interest rate swaps to manage its interest rate risk position as the swaps effectively increase adjustable-rate loans. The swaps currently total $699.1 million of notional principal, with $58.4 million in notional swap principal originated during the first quarter of 2012. For additional information regarding interest rate swaps, see the Derivative Instruments footnote.

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

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	March 31, 2012	December 31, 2011
Non-interest bearing	$1,579,340	$1,340,465
Savings and NOW	4,706,748	3,790,863
Certificates of deposit and other time deposits	2,769,066	2,158,440

Total deposits	9,055,154	7,289,768
Customer repurchase agreements	729,987	646,660

Total deposits and customer repurchase agreements	$9,785,141	$7,936,428

Total deposits and customer repurchase agreements increased by $1.8 billion or 23.3% to $9.8 billion at March 31, 2012 compared to December 31, 2011, primarily as a result of the Parkvale acquisition combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts) and customer repurchase agreements. The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with higher balances being carried by existing customers.

NON-PERFORMING ASSETS

Non-performing assets, which is comprised of non-performing loans, OREO and non-performing investments, totaled $150.3 million at March 31, 2012 compared to $149.9 million at December 31, 2011. The composition of non-performing loans and OREO changed during the first three months of 2012 as non-accrual loans and OREO increased $4.1 million and $2.2 million, respectively, while restructured loans decreased $0.5 million. Additionally, non-performing investments decreased $5.5 million during this same period. The increase in non-accrual loans was primarily driven by an increase of $3.8 million in non-accrual loans in the Corporation’s Pennsylvania portfolio. The decrease in restructured loans was primarily the result of $1.6 million of accruing residential mortgage loans moving to performing status during the quarter following a period of sustained performance. The Corporation expects all contractual amounts under the restructured terms of these residential mortgage loans will be collected. The increase in OREO was primarily due to $6.1 million from the Parkvale acquisition, partially offset by the sale of two properties in the Florida portfolio totaling $1.9 million and several commercial properties in the Pennsylvania portfolio totaling $1.4 million.

The following tables provide additional information relating to non-performing loans for the Corporation’s lending affiliates, with FNBPA presented by its Pennsylvania and Florida markets (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
March 31, 2012
Non-performing loans	$63,833	$39,021	$6,980	$109,834
Other real estate owned (OREO)	17,585	18,097	1,276	36,958
Non-performing loans/total loans	0.85%	28.79%	4.42%	1.41%
Non-performing loans + OREO/total loans + OREO	1.08%	37.18%	5.19%	1.87%

December 31, 2011
Non-performing loans	$60,720	$39,122	$6,386	$106,228
Other real estate owned (OREO)	13,216	19,921	1,582	34,719
Non-performing loans/total loans	0.93%	25.39%	3.90%	1.55%
Non-performing loans + OREO/total loans + OREO	1.13%	33.93%	4.82%	2.05%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at March 31, 2012 increased $1.4 million or 1.4% from December 31, 2011. The provision for loan losses during the three months ended March 31, 2012 was $6.6 million while net charge-offs were $5.1 million. The Corporation’s Pennsylvania portfolio continues to perform well as evidenced by its allowance for loan losses of $82.5 million or 1.10% of total loans in that portfolio and net loan charge-offs of 0.20% (annualized) of average loans in that portfolio. During the first quarter of 2012, the Corporation adjusted its methodology for calculating the allowance for loan losses to refine the supporting calculations. The minimum threshold for individual commercial relationships evaluated for impairment and specific valuation under ASC 310 is now $500. The historical loss period for commercial loan loss rate analysis was adjusted to utilize a full 3-year period migration model. These changes along with related higher loss rates for commercial loans under $500 resulted in a slight increase in the overall allowance for loan losses. The changes appropriately reflect inherent loss in the portfolio during this recovery stage of the current economic cycle. The 3-year period captures both a steep economic decline and a moderate recovery.

The duration of the slow economic environment in the Corporation’s Florida portfolio continues to be a challenge as the allowance for loan losses for the Florida portfolio was $13.0 million or 9.56% of total loans in that portfolio at March 31, 2012 compared to $12.9 million or 8.40% of that portfolio at December 31, 2011. Data collected from reappraisals during the last twelve months on certain properties in the Florida portfolio, along with Florida market data, suggests that Florida land valuations have not yet fully stabilized and may be subject to further declines. Management has appropriately considered this current market data in updating its reserve estimates.

The allowance for the Florida land-related portfolio at March 31, 2012 was $6.7 million or 15.5% of the land-related portfolio compared to $5.0 million or 11.10% of the land-related portfolio at December 31, 2011. During the first three months of 2012, the Corporation reduced its Florida land-related portfolio including OREO by $3.1 million or 4.8% to $61.2 million.

The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio decreased from 94.76% as of December 31, 2011 to 92.95% as of March 31, 2012. While the allowance for loan losses increased $1.4 million or 1.4% since December 31, 2011, non-performing loans increased $3.6 million or 3.4% over the same period.

The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s lending affiliates, with FNBPA presented by its Pennsylvania and Florida markets (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended March 31, 2012
Provision for loan losses	$5,406	$—	$1,166	$6,572
Allowance for loan losses	82,507	12,955	6,631	102,093
Net loan charge-offs	3,733	(9)	1,417	5,141
Net loan charge-offs (annualized)/average loans	0.20%	-0.02%	3.56%	0.27%
Allowance for loan losses/total loans	1.10%	9.56%	4.20%	1.31%
Allowance for loan losses/non-performing loans	129.25%	33.20%	95.00%	92.95%

At or for the Three Months Ended December 31, 2011
Provision for loan losses	$4,194	$2,280	$1,815	$8,289
Allowance for loan losses	80,834	12,946	6,882	100,662
Net loan charge-offs	4,898	9,812	1,730	16,440
Net loan charge-offs (annualized)/average loans	0.30%	23.55%	4.21%	0.95%
Allowance for loan losses/total loans	1.24%	8.40%	4.20%	1.47%
Allowance for loan losses/ non-performing loans	133.13%	33.09%	107.77%	94.76%

	FNBPA (PA)	FNBPA (FL)	Regency	Total
At or for the Three Months Ended March 31, 2011
Provision for loan losses	$5,300	$1,600	$1,328	$8,228
Allowance for loan losses	83,044	17,938	6,630	107,612
Net loan charge-offs	4,053	1,147	1,536	6,736
Net loan charge-offs (annualized)/average loans	0.27%	2.45%	3.90%	0.42%
Allowance for loan losses/total loans	1.34%	9.69%	4.20%	1.64%
Allowance for loan losses/non-performing loans	111.78%	38.41%	76.52%	83.00%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loan portfolio. The originated loan portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, which was effective January 1, 2009.

	At or for the Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Non-performing loans/total originated loans	1.67%	1.63%	2.11%
Non-performing loans + OREO/total originated loans + OREO	2.22%	2.15%	2.71%
Allowance for loan losses (originated loans)/total originated loans	1.55%	1.54%	1.75%
Net loan charge-offs on originated loans (annualized)/ total average originated loans	0.32%	1.01%	0.45%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. The shelf registration statement expires in May 2012 and will be replaced prior to the expiration date with a new registration statement; subject to compliance with applicable SEC rules. Through March 31, 2012, the Corporation has issued 30,187,500 common shares in public equity offerings under this registration statement. The capital offering completed in May 2011 increased the Corporation’s capital by $62.8 million, which increased all consolidated capital ratios, and was deployed in the January 2012 Parkvale acquisition.

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

The Corporation’s management believes that, as of March 31, 2012 and December 31, 2011, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of March 31, 2012, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of March 31, 2012 and December 31, 2011 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$1,002,599	12.0%	$835,751	10.0%	$668,601	8.0%
FNBPA	957,394	11.6	822,639	10.0	658,111	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	874,191	10.5	501,451	6.0	334,301	4.0
FNBPA	852,857	10.4	493,583	6.0	329,056	4.0

Leverage Ratio:
F.N.B. Corporation	874,191	8.1	542,282	5.0	433,826	4.0
FNBPA	852,857	8.1	527,990	5.0	422,392	4.0

December 31, 2011
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$972,456	13.4%	$727,663	10.0%	$582,130	8.0%
FNBPA	846,888	11.9	714,481	10.0	571,585	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	855,677	11.8	436,598	6.0	291,065	4.0
FNBPA	749,650	10.5	428,689	6.0	285,792	4.0

Leverage Ratio:
F.N.B. Corporation	855,677	9.2	467,587	5.0	374,069	4.0
FNBPA	749,650	8.3	453,117	5.0	362,493	4.0

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector and will fundamentally change the system of regulatory oversight as is described in more detail under Part I, Item 1, “Business—Government Supervision and Regulation” included in the Corporation’s 2011 Annual Report on Form 10-K as filed with the SEC on February 28, 2012. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. With the acquisition of Parkvale, the Corporation expects its total assets to exceed $10 billion on December 31, 2012. As a result, the Corporation is expected to become subject to the new rules regarding debit card interchange fees as of July 1, 2013. Upon becoming subject to the new rules, the Corporation expects that its revenue earned from debit card interchange fees, which were equal to $5.3 million for the first three months of 2012, could decrease by $9.0 million on an annual basis without mitigation strategies currently being evaluated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2011 Annual Report on Form 10-K as filed with the SEC on February 28, 2012.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2012, as required by paragraph (d) of Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II - OTHER INFORMATION

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

More information on risk is set forth in Part I, Item 1A, Risk Factors, included in the Corporation’s 2011 Annual Report on Form 10-K as filed with the SEC on February 28, 2012. Additional information regarding Risk Factors can also be found in the Liquidity, Market Risk and Risk Management sections of Management’s Discussion and Analysis in this Quarterly Report on Form 10-Q. There are no material changes from any of the risk factors previously disclosed in the Corporation’s 2011 Annual Report on Form 10-K as filed with the SEC on February 28, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

10.1	Form of Restricted Stock Unit Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan) (filed as Exhibit 10.1 to Form 8-K (File No. 001-31940) on March 27, 2012, and incorporated herein by reference.)*

10.2	Second Amended and Restated Consulting Agreement between Stephen J. Gurgovits, F.N.B. Corporation, First National Bank of Pennsylvania and F.N.B. Payroll Services, LLC dated March 27, 2012 (filed as Exhibit 10.2 to Form 8-K (File No. 001-31940) on March 27, 2012, and incorporated herein by reference.)*

10.3	Amended Restricted Stock Award Agreement (long-term incentive award) for Stephen J. Gurgovits dated January 20, 2010 (pursuant to 2007 Incentive Compensation Plan) (filed as Exhibit 10.3 to Form 8-K (File No. 001-31940) on March 27, 2012, and incorporated herein by reference.)*

10.4	Amended Restricted Stock Award Agreement (annual incentive award) for Stephen J. Gurgovits dated January 20, 2010 (pursuant to 2007 Incentive Compensation Plan) (filed as Exhibit 10.4 to Form 8-K (File No. 001-31940) on March 27, 2012, and incorporated herein by reference.)*

10.5	Amended Restricted Stock Award Agreement for Stephen J. Gurgovits dated March 17, 2010 (pursuant to 2007 Incentive Compensation Plan) (filed as Exhibit 10.5 to Form 8-K (File No. 001-31940) on March 27, 2012, and incorporated herein by reference.)*

10.6	Amended Restricted Stock Award Agreement for Stephen J. Gurgovits dated March 16, 2011 (pursuant to 2007 Incentive Compensation Plan) (filed as Exhibit 10.6 to Form 8-K (File No. 001-31940) on March 27, 2012, and incorporated herein by reference.)*

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. **

*	Management contract or compensatory plan.
**	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: May 9, 2012	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2012	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2012	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)