Form 10-Q
period 2012-06-30
FNB CORP/FL/
filed 2012-08-08
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $0.01 Par Value	139,714,572 Shares

F.N.B. CORPORATION

FORM 10-Q

June 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	June 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$197,317	$197,349
Interest bearing deposits with banks	25,441	11,604

Cash and Cash Equivalents	222,758	208,953
Securities available for sale	1,071,924	640,571
Securities held to maturity (fair value of $1,240,956 and $952,033)	1,203,240	917,212
Residential mortgage loans held for sale	17,000	14,275
Loans, net of unearned income of $52,114 and $47,110	7,860,856	6,856,667
Allowance for loan losses	(101,647)	(100,662)

Net Loans	7,759,209	6,756,005
Premises and equipment, net	148,806	130,043
Goodwill	673,094	568,462
Core deposit and other intangible assets, net	42,337	30,953
Bank owned life insurance	237,871	208,927
Other assets	374,500	311,082

Total Assets	$11,750,739	$9,786,483

Liabilities
Deposits:
Non-interest bearing demand	$1,614,476	$1,340,465
Savings and NOW	4,686,599	3,790,863
Certificates and other time deposits	2,685,225	2,158,440

Total Deposits	8,986,300	7,289,768
Other liabilities	162,786	143,239
Short-term borrowings	934,510	851,294
Long-term debt	90,654	88,016
Junior subordinated debt	203,993	203,967

Total Liabilities	10,378,243	8,576,284

Stockholders’ Equity
Common stock—$0.01 par value
Authorized – 500,000,000 shares
Issued – 140,080,637 and 127,436,261 shares	1,396	1,268
Additional paid-in capital	1,367,855	1,224,572
Retained earnings	49,485	32,925
Accumulated other comprehensive loss	(41,361)	(45,148)
Treasury stock – 371,335 and 215,502 shares at cost	(4,879)	(3,418)

Total Stockholders’ Equity	1,372,496	1,210,199

Total Liabilities and Stockholders’ Equity	$11,750,739	$9,786,483

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest Income
Loans, including fees	$95,037	$85,189	$188,175	$169,899
Securities:
Taxable	12,515	10,975	24,552	21,489
Nontaxable	1,680	1,882	3,401	3,829
Dividends	14	12	349	131
Other	39	97	95	178

Total Interest Income	109,285	98,155	216,572	195,526
Interest Expense
Deposits	10,613	14,054	22,571	28,649
Short-term borrowings	1,335	1,634	2,779	3,467
Long-term debt	889	1,655	1,842	3,283
Junior subordinated debt	1,967	2,118	3,978	4,150

Total Interest Expense	14,804	19,461	31,170	39,549

Net Interest Income	94,481	78,694	185,402	155,977
Provision for loan losses	7,027	8,551	13,599	16,779

Net Interest Income After Provision for Loan Losses	87,454	70,143	171,803	139,198
Non-Interest Income
Service charges	17,588	15,666	34,753	30,001
Insurance commissions and fees	3,882	3,664	8,054	7,810
Securities commissions and fees	2,030	2,130	4,041	4,102
Trust fees	3,842	3,947	7,576	7,657
Net securities gains	260	38	368	92
Gain on sale of residential mortgage loans	711	376	1,520	1,143
Bank owned life insurance	1,579	1,372	3,138	2,604
Other	2,886	2,065	5,073	4,281

Total Non-Interest Income	32,778	29,258	64,523	57,690
Non-Interest Expense
Salaries and employee benefits	41,070	36,528	85,676	74,910
Net occupancy	6,178	5,060	12,784	10,970
Equipment	5,684	4,925	10,870	9,400
Amortization of intangibles	2,369	1,805	4,650	3,601
Outside services	7,310	5,377	13,677	10,577
FDIC insurance	2,187	1,870	4,158	4,589
State taxes	1,953	2,019	3,453	3,955
Merger related	317	161	7,311	4,307
Other	11,414	10,624	22,576	20,617

Total Non-Interest Expense	78,482	68,369	165,155	142,926

Income Before Income Taxes	41,750	31,032	71,171	53,962
Income taxes	12,620	8,670	20,459	14,425

Net Income	$29,130	$22,362	$50,712	$39,537

Net Income per Share – Basic	$0.21	$0.18	$0.36	$0.32
Net Income per Share – Diluted	0.21	0.18	0.36	0.32
Cash Dividends per Share	0.12	0.12	0.24	0.24
Comprehensive Income	$31,504	$25,325	$54,499	$42,553

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2012	$1,268	$1,224,572	$32,925	$(45,148)	$(3,418)	$1,210,199
Net income			50,712			50,712
Change in other comprehensive income, net of tax				3,787		3,787
Common stock dividends ($0.24/share)			(33,775)			(33,775)
Issuance of common stock	128	140,704	(377)		(1,461)	138,994
Restricted stock compensation		2,206				2,206
Tax expense of stock-based compensation		373				373

Balance at June 30, 2012	$1,396	$1,367,855	$49,485	$(41,361)	$(4,879)	$1,372,496

Balance at January 1, 2011	$1,143	$1,094,713	$6,564	$(33,732)	$(2,564)	$1,066,124
Net income			39,537			39,537
Change in other comprehensive income, net of tax				3,016		3,016
Common stock dividends ($0.24/share)			(29,753)			(29,753)
Issuance of common stock	124	123,180			(848)	122,456
Restricted stock compensation		1,832				1,832
Tax expense of stock-based compensation		(62)				(62)

Balance at June 30, 2011	$1,267	$1,219,663	$16,348	$(30,716)	$(3,412)	$1,203,150

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$50,712	$39,537
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	13,644	11,867
Provision for loan losses	13,599	16,779
Deferred taxes	9,149	2,183
Net securities gains	(368)	(92)
Tax (benefit) expense of stock-based compensation	(373)	62
Net change in:
Interest receivable	348	1,312
Interest payable	(3,153)	(620)
Trading securities	331,972	110,490
Residential mortgage loans held for sale	(2,726)	2,778
Bank owned life insurance	(2,733)	(638)
Other, net	15,901	17,588

Net cash flows provided by operating activities	425,972	201,246

Investing Activities
Net change in loans	(107,351)	(226,196)
Securities available for sale:
Purchases	(610,783)	(138,672)
Sales	63,082	10,883
Maturities	259,981	162,150
Securities held to maturity:
Purchases	(427,756)	(299,545)
Sales	2,903	—
Maturities	150,069	117,207
Purchase of bank owned life insurance	(20,023)	(26)
Withdrawal/surrender of bank owned life insurance	20,701	—
Increase in premises and equipment	(8,104)	(6,843)
Net cash received in business combinations	203,538	23,375

Net cash flows used in investing activities	(473,743)	(357,667)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	368,857	288,317
Time deposits	(192,535)	(79,887)
Short-term borrowings	70,276	(50,414)
Increase in long-term debt	13,591	37,592
Decrease in long-term debt	(169,618)	(17,864)
Increase (decrease) in junior subordinated debt	26	(95)
Net proceeds from issuance of common stock	4,381	66,148
Tax benefit (expense) of stock-based compensation	373	(62)
Cash dividends paid	(33,775)	(29,752)

Net cash flows provided by financing activities	61,576	213,983

Net Increase in Cash and Cash Equivalents	13,805	57,562
Cash and cash equivalents at beginning of period	208,953	131,571

Cash and Cash Equivalents at End of Period	$222,758	$189,133

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

June 30, 2012

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

MERGERS AND ACQUISITIONS

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, Parkvale had $1,815,663 in assets, which included $937,350 in loans, and $1,505,671 in deposits. The acquisition, net of equity offering costs, was valued at $136,818 and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock. The assets and liabilities of Parkvale were recorded on the Corporation’s balance sheet at their preliminary estimated fair values as of January 1, 2012, the acquisition date, and Parkvale’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. Parkvale’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. In conjunction with the completion of this acquisition, the Corporation fully repaid the $31,762 of Parkvale preferred stock previously issued to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP). The warrant issued by Parkvale to the UST has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. Based on a preliminary purchase price allocation, the Corporation recorded $104,142 in goodwill and $16,033 in core deposit intangible as a result of the acquisition. The Corporation has recorded estimates of the fair values of acquired assets and liabilities. The fair values for loans, goodwill and other intangible assets, other assets and other liabilities are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

During the first six months of 2012, the Corporation recorded merger and integration charges of $7,301 associated with the Parkvale acquisition.

The following table shows the calculation of the purchase price and the resulting goodwill relating to the Parkvale acquisition:

Fair value of stock issued, net of offering costs		$136,818

Fair value of:
Tangible assets acquired	$1,522,449
Core deposit and other intangible assets acquired	16,033
Liabilities assumed	(1,709,147)
Net cash received in the acquisition	203,341

Fair value of net assets acquired		32,676

Goodwill recognized		$104,142

The following table summarizes the fair value of the net assets that the Corporation acquired from Parkvale:

Assets
Cash and due from banks	$203,538
Securities	486,186
Loans	919,609
Goodwill and other intangible assets	120,175
Accrued income and other assets	116,457

Total assets	1,845,965
Liabilities
Deposits	1,525,253
Borrowings	171,606
Accrued expenses and other liabilities	12,288

Total liabilities	1,709,147

Purchase price	$136,818

On January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc. (CBI), a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625,570 in assets, which included $445,271 in loans, and $561,775 in deposits. The transaction, valued at $75,547, resulted in the Corporation paying $17,203 in cash and issuing 5,941,287 shares of its common stock in exchange for 1,719,978 shares of CBI common stock. The assets and liabilities of CBI were recorded on the Corporation’s balance sheet at their fair values as of January

1, 2011, the acquisition date, and CBI’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. CBI’s banking affiliate, Community Bank and Trust Company, was merged into FNBPA on January 1, 2011. Based on the purchase price allocation, the Corporation recorded $40,232 in goodwill and $4,785 in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

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

Amendments to Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRS). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments result in common fair value measurement and disclosure requirements in GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. Many of the previous fair value requirements are not changed by this standard. The amendments in this standard, which were applied prospectively, were effective January 1, 2012. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

SECURITIES

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. Treasury and other U.S. government agencies and corporations	$353,522	$1,315	$—	$354,837
Residential mortgage-backed securities:
Agency mortgage-backed securities	321,892	7,451	(17)	329,326
Agency collateralized mortgage obligations	306,733	3,784	—	310,517
Non-agency collateralized mortgage obligations	3,267	1	(14)	3,254
States of the U.S. and political subdivisions	27,060	1,420	—	28,480
Collateralized debt obligations	34,556	178	(14,290)	20,444
Other debt securities	23,826	564	(1,275)	23,115

Total debt securities	1,070,856	14,713	(15,596)	1,069,973
Equity securities	1,555	420	(24)	1,951

	$1,072,411	$15,133	$(15,620)	$1,071,924

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$231,187	$642	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	166,758	4,853	—	171,611
Agency collateralized mortgage obligations	181,493	2,236	—	183,729
Non-agency collateralized mortgage obligations	31	—	(1)	30
States of the U.S. and political subdivisions	38,509	1,841	—	40,350
Collateralized debt obligations	19,224	—	(13,226)	5,998
Other debt securities	6,863	—	(1,666)	5,197

Total debt securities	644,065	9,572	(14,893)	638,744
Equity securities	1,593	257	(23)	1,827

	$645,658	$9,829	$(14,916)	$640,571

Securities Held To Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. Treasury and other U.S. government agencies and corporations	$4,399	$413	$—	$4,812
Residential mortgage-backed securities:
Agency mortgage-backed securities	915,239	31,300	(16)	946,523
Agency collateralized mortgage obligations	109,107	967	—	110,074
Non-agency collateralized mortgage obligations	17,814	97	(940)	16,971
Commercial mortgage-backed securities	1,025	13	—	1,038
States of the U.S. and political subdivisions	153,525	6,127	(116)	159,536
Collateralized debt obligations	808	—	(108)	700
Other debt securities	1,323	—	(21)	1,302

	$1,203,240	$38,917	$(1,201)	$1,240,956

December 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$4,523	$360	$—	$4,883
Residential mortgage-backed securities:
Agency mortgage-backed securities	683,100	28,722	—	711,822
Agency collateralized mortgage obligations	54,319	573	(11)	54,881
Non-agency collateralized mortgage obligations	24,348	143	(1,373)	23,118
States of the U.S. and political subdivisions	147,748	6,877	—	154,625
Collateralized debt obligations	1,592	—	(314)	1,278
Other debt securities	1,582	25	(181)	1,426

	$917,212	$36,700	$(1,879)	$952,033

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with the Parkvale and CBI acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which each of these acquisitions occurred. As of June 30, 2012 and December 31, 2011, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross gains	$447	$38	$796	$288
Gross losses	(187)	—	(428)	(196)

	$260	$38	$368	$92

As of June 30, 2012, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$19,598	$19,641	$6,696	$6,813
Due from one to five years	346,533	348,008	10,901	11,336
Due from five to ten years	16,700	17,734	47,742	49,836
Due after ten years	56,133	41,493	94,716	98,365

	438,964	426,876	160,055	166,350
Residential mortgage-backed securities:
Agency mortgage-backed securities	321,892	329,326	915,239	946,523
Agency collateralized mortgage obligations	306,733	310,517	109,107	110,074
Non-agency collateralized mortgage obligations	3,267	3,254	17,814	16,971
Commercial mortgage-backed securities	—	—	1,025	1,038
Equity securities	1,555	1,951	—	—

	$1,072,411	$1,071,924	$1,203,240	$1,240,956

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At June 30, 2012 and December 31, 2011, securities with a carrying value of $632,074 and $547,727, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $780,941 and $680,212 at June 30, 2012 and December 31, 2011, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Residential mortgage-backed securities:
Agency mortgage-backed securities	$5,197	$(17)	$—	$—	$5,197	$(17)
Non-agency collateralized mortgage obligations	3,226	(14)	—	—	3,226	(14)
Collateralized debt obligations	11,290	(1,130)	5,242	(13,160)	16,532	(14,290)
Other debt securities	—	—	5,593	(1,275)	5,593	(1,275)
Equity securities	720	(24)	—	—	720	(24)

	$20,433	$(1,185)	$10,835	$(14,435)	$31,268	$(15,620)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2011
Residential mortgage-backed securities:
Non-agency collateralized mortgage obligations	$30	$(1)	$—	$—	$30	$(1)
Collateralized debt obligations	—	—	5,998	(13,226)	5,998	(13,226)
Other debt securities	—	—	5,197	(1,666)	5,197	(1,666)
Equity securities	100	(9)	659	(14)	759	(23)

	$130	$(10)	$11,854	$(14,906)	$11,984	$(14,916)

Securities held to maturity:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2012
Residential mortgage-backed securities:
Agency mortgage-backed securities	$20,407	$(16)	$—	$—	$20,407	$(16)
Non-agency collateralized mortgage obligations	2,974	(18)	3,917	(922)	6,891	(940)
States of the U.S. and political subdivisions	13,194	(116)	—	—	13,194	(116)
Collateralized debt obligations	—	—	700	(108)	700	(108)
Other debt securities	—	—	1,301	(21)	1,301	(21)

	$36,575	$(150)	$5,918	$(1,051)	$42,493	$(1,201)

December 31, 2011
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	$12,911	$(11)	$—	$—	$12,911	$(11)
Non-agency collateralized mortgage obligations	5,374	(64)	4,351	(1,309)	9,725	(1,373)
Collateralized debt obligations	—	—	1,278	(314)	1,278	(314)
Other debt securities	—	—	1,144	(181)	1,144	(181)

	$18,285	$(75)	$6,773	$(1,804)	$25,058	$(1,879)

As of June 30, 2012, securities with unrealized losses for less than 12 months included 4 investments in residential mortgage-backed securities (2 investments in agency mortgage-backed securities and 2 investments in non-agency collateralized mortgage obligations (CMOs)), 11 investments in states of the U.S. and political subdivisions, 11 investments in collateralized debt obligations (CDOs) and 2 investments in equity securities. Securities with unrealized losses of 12 months or more included 1 investment in a residential mortgage-backed security (non-agency CMO), 12 investments in CDOs, and 5 investments in other debt securities as of June 30, 2012. The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

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

When impairment of an equity security is considered to be other-than-temporary, the security is written down to its fair value and an impairment loss is recorded as a loss within non-interest income in the consolidated statement of comprehensive income. When impairment of a debt security is considered to be other-than-temporary, the amount of the OTTI recorded as a loss within non-interest income and thereby recognized in earnings depends on whether the Corporation intends to sell the security or whether it is more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis.

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

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC 325, Investments—Other. All other securities are required to be evaluated under ASC 320, Investments – Debt Securities.

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

The Corporation’s portfolio of TPS consists of 26 pooled issues and six single-issuer securities. One of the pooled issues is a senior tranche; the remaining 25 are mezzanine tranches. At June 30, 2012, the 26 pooled TPS had an estimated fair value of $21,144 while the single-issuer TPS had an estimated fair value of $7,899. The Corporation has concluded from the analysis performed at June 30, 2012 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

The Corporation did not recognize any impairment losses on securities for the six months ended June 30, 2012 and 2011.

At June 30, 2012, all six single-issuer TPS are current in regards to their principal and interest payments. Of the 26 pooled TPS, four are accruing interest based on the coupon rate, fourteen are accreting income based on future expected cash flows and the remaining eight are on nonaccrual status. Income of $1,544 was recognized on pooled TPS for the first six months of 2012. Included in this amount was $34 recognized on two pooled TPS which were sold in the second quarter of 2012.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	Collateralized Debt Obligations	Residential Non-Agency CMOs	Total
For the Six Months Ended June 30, 2012
Beginning balance	$(18,369)	$(29)	$(18,398)
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	1,056	29	1,085

Ending balance	$(17,313)	$—	$(17,313)

For the Six Months Ended June 30, 2011
Beginning balance	$(18,332)	$—	$(18,332)
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	—	—	—

Ending balance	$(18,332)	$—	$(18,332)

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

The following table provides information relating to the Corporation’s TPS as of June 30, 2012:

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Pooled TPS:
P1	C1	$5,500	$2,355	$906	$(1,449)	C	42	21	13	38	11	0.00
P2	C1	4,889	2,840	781	(2,059)	C	43	17	15	37	17	0.00
P3	C1	5,561	4,218	1,060	(3,158)	C	47	13	9	34	12	0.00
P4	C1	3,994	2,931	745	(2,186)	C	51	15	9	39	13	0.00
P5	MEZ	474	296	214	(82)	C	14	19	7	75	8	0.00
P6	B3	2,000	726	333	(393)	C	19	29	13	48	10	0.00
P7	B1	3,028	2,386	652	(1,734)	C	49	14	21	41	12	0.00
P8	C	5,048	756	238	(518)	C	33	14	32	43	11	0.00
P9	C	507	461	60	(401)	C	47	13	19	37	11	0.00
P10	C	2,010	788	84	(704)	C	39	16	16	39	12	0.00
P11	A4L	2,000	645	169	(476)	C	23	16	23	43	12	0.00

Total OTTI		35,011	18,402	5,242	(13,160)		407	17	16	41	12

P12	SNR	760	808	700	(108)	BBB	11	15	14	43	10	77.27
P13	C1	5,219	902	860	(42)	C	42	21	13	38	11	0.00
P14	A2A	5,000	2,027	1,814	(213)	B	43	17	15	37	17	45.76
P15	C1	4,781	1,104	912	(192)	C	47	13	9	34	12	0.00
P16	C1	5,260	1,052	980	(72)	C	51	15	9	39	13	0.00
P17	C1	5,190	870	706	(164)	C	56	14	18	33	14	0.00
P18	C1	3,206	331	174	(157)	C	42	19	12	22	13	0.00
P19	C	3,339	527	618	91	C	35	15	16	24	14	0.00
P20	B	2,069	577	549	(28)	C	34	12	25	33	16	20.04
P21	B2	5,000	2,158	2,176	18	CCC	21	0	8	10	10	41.76
P22	B	4,019	906	832	(74)	C	39	16	16	39	12	10.42
P23	A1	3,887	2,278	2,247	(31)	BB-	50	21	7	40	12	48.61
P24	B	5,000	1,211	1,202	(9)	C	17	18	6	7	11	0.00
P25	C1	5,531	1,162	1,014	(148)	C	27	15	12	40	10	0.00
P26	C1	5,606	1,049	1,118	69	C	26	16	13	48	11	0.00

Total Not OTTI		63,867	16,962	15,902	(1,060)		541	16	12	33	13

Total Pooled TPS		$98,878	$35,364	$21,144	$(14,220)		948	16	14	37	12

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Loss	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Single Issuer TPS:
S1		$2,000	$1,951	$1,553	$(398)	BB	1
S2		2,000	1,917	1,427	(490)	BBB	1
S3		1,000	954	1,005	51	BB-	1
S4		2,000	2,000	1,827	(173)	BB-	1
S5		1,000	999	785	(214)	BB	1
S6		1,300	1,323	1,302	(21)	BB	1

Total Single Issuer TPS		$9,300	$9,144	$7,899	$(1,245)		6

Total TPS		$108,178	$44,508	$29,043	$(15,465)		954

(1)	Some current deferrals will cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $182,005 as of June 30, 2012 is highly rated with an average entity specific rating of AA and 99.4% of the portfolio rated A or better. General obligation bonds comprise 99.5% of the portfolio. Geographically, the municipal bonds support the Corporation’s footprint as 77.7% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $1,000. In addition to the strong stand-alone ratings, over 75% of the municipalities have purchased credit enhancement insurance to strengthen the creditworthiness of their issue.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 2.0% to 7.0%. Since the time of these original purchases, all of which are classified as held to maturity, two holdings have been sold and one holding has paid off. The Corporation acquired and retained $60 of non-agency CMOs from the acquisition of Omega Financial Corporation in 2008 and acquired $42,810 and retained $4,238 of non-agency CMOs from the Parkvale acquisition. These acquired and retained securities are classified as available for sale. Non-agency CMOs have a book value of $21,081 at June 30, 2012. Paydowns during the first six months of 2012 amounted to $5,090, an annualized paydown rate of 35.5%. The credit support range at June 30, 2012 was 3.0% to 20.6%, due to paydowns, continued good credit performance and the sale of one non-agency CMO having a book value of $2,848 during the first quarter of 2012. National delinquencies, an early warning sign of potential default, have been increasing for the past five years. The slight upward trend of the rate of delinquencies throughout 2011 appears to have flattened off during the second quarter of 2012. All non-agency CMO holdings are current with regards to principal and interest.

The rating agencies monitor the underlying collateral performance of these non-agency CMOs for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Since 2008, the collateral performance on many of these types of securities has deteriorated, resulting in downgrades by the rating agencies. For the Corporation’s portfolio, six of the eleven non-agency CMOs have been downgraded since their original purchase date.

The Corporation determines its credit-related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12—18 months. Based on the results of the analysis, the Corporation’s management has concluded that there are currently no credit-related losses in its non-agency CMO portfolio. The one non-agency CMO that incurred a credit-related loss in 2011 was sold in March 2012 and resulted in a net loss on sale of $226, which was recognized in first quarter 2012 earnings.

The following table provides information relating to the Corporation’s non-agency CMOs as of June 30, 2012:

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %						%	Original	Original
Security	Original Year	Book Value (1)	S&P	Moody’s	Original	Current	. 30 Day	60 Day	90 Day	% Foreclosure	% OREO	% Bankruptcy	Total Delinquency	% LTV	Credit Score
1	2003	$2,100	AAA	n/a	2.5	6.4	1.3	0.7	1.0	0.5	0.0	1.7	5.2	51.1	736
2	2003	1,616	AAA	n/a	4.3	17.2	3.3	0.9	3.2	4.2	0.7	1.7	14.0	55.1	709
3	2003	957	AAA	n/a	2.0	7.3	1.6	0.5	0.6	3.3	0.3	0.5	6.7	46.8	740
4	2003	974	AAA	n/a	2.7	19.9	0.0	1.1	0.0	2.9	0.4	2.0	6.4	48.3	n/a
5	2003	3,240	AAA	n/a	2.5	5.2	0.9	0.6	0.5	2.3	0.1	0.8	5.3	50.5	731
6	2004	2,993	AAA	Ba3	7.0	20.6	2.4	0.5	3.0	10.8	0.2	1.4	18.2	54.9	690
7	2004	1,978	AA+	n/a	5.3	10.4	0.0	0.6	3.1	5.0	0.0	1.2	10.0	45.6	732
8	2004	928	n/a	A1	2.5	10.0	0.0	0.0	1.4	5.2	0.0	0.0	6.6	54.3	733
9	2004	1,429	AAA	Baa2	4.4	9.5	1.2	0.6	1.0	2.8	0.3	1.5	7.4	54.2	733
10	2005	4,839	CCC	Caa1	5.1	3.0	2.8	1.8	7.3	10.0	0.7	3.3	25.9	65.1	705

		$21,054			4.0	9.7								54.6	718

(1)	One acquired available for sale non-agency CMO with a June 30, 2012 book value of $27 is not included in the above table. The bond rating at acquisition was AAA and is now Baa2. This non-agency CMO is current with regards to principal and interest.

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

At June 30, 2012 and December 31, 2011, the Corporation’s FHLB stock totaled $31,250 and $23,516, respectively, and is included in other assets on the balance sheet. The increase is a result of the Parkvale acquisition. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At March 31, 2012, the FHLB’s capital ratio of 7.0% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

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

At June 30, 2012, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	June 30, 2012	December 31, 2011
Commercial real estate	$2,532,116	$2,341,646
Commercial real estate – FL	84,642	154,081
Commercial and industrial	1,493,378	1,363,692
Commercial leases	125,293	110,795

Total commercial loans and leases	4,235,429	3,970,214
Direct installment	1,109,676	1,029,187
Residential mortgages	1,158,377	670,936
Indirect installment	577,903	540,789
Consumer lines of credit	741,509	607,280
Other	37,962	38,261

	$7,860,856	$6,856,667

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

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial real estate loans in Florida, of which 33% were land-related as of June 30, 2012. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $162,678 or 2.1% of total loans as of June 30, 2012, compared to $163,856 or 2.4% of total loans as of December 31, 2011. Due to the relative size of the consumer finance loan portfolio and the lower risk profile relative to the Florida loans, they are not segregated from other consumer loans.

As of June 30, 2012, approximately 46% of the commercial real estate loans, including those in Florida, were owner-occupied, while the remaining 54% were non-owner-occupied. As of June 30, 2012 and December 31, 2011, the Corporation had commercial construction loans of $177,027 and $210,098, respectively, representing 2.3% and 3.1% of total loans, respectively.

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

Following are provisional amounts recognized for PCI loans identified in the Corporation’s acquisition of Parkvale:

At Acquisition
Contractually required principal and interest at acquisition	$8,989
Contractual cash flows not expected to be collected (non-accretable difference)	2,835

Expected cash flows at acquisition	6,154
Interest component of expected cash flows (accretable difference)	589

Fair value at acquisition	$5,565

Following is additional information about PCI loans identified in the Corporation’s acquisition of Parkvale:

	At Acquisition	June 30, 2012
Outstanding balance	$8,989	$9,184
Carrying amount	5,565	5,470
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	—
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Contractual Receivable	Non-Accretable Difference	Expected Cash Flows	Accretable Yield	Carrying Amount
For the Six Months Ended June 30, 2012
Balance at beginning of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839
Acquisitions	8,989	(2,835)	6,154	(589)	5,565
Accretion	—	—	—	2,704	2,704
Payments received	(2,745)	—	(2,745)	—	(2,745)
Reclass from non-accretable difference	—	1,017	1,017	(1,017)	—
Disposals/transfers	(1,045)	842	(203)	—	(203)
Contractual interest	1,330	(1,330)	—	—	—

Balance at end of period	$58,222	$(35,683)	$22,539	$(1,379)	$21,160

For the Year Ended December 31, 2011
Balance at beginning of period	$20,356	$(15,589)	$4,767	$(791)	$3,976
Acquisitions	38,890	(19,401)	19,489	(2,025)	17,464
Accretion	—	—	—	903	194
Payments received	(4,784)	—	(4,784)	—	(4,075)
Reclass from non-accretable difference	—	709	709	(709)	—
Disposals/transfers	(6,128)	4,263	(1,865)	145	(1,720)
Contractual interest	3,359	(3,359)	—	—	—

Balance at end of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839

The accretion in the table above includes $1,017 in 2012 and $709 in 2011 that primarily represents payoffs received on certain loans in excess of expected cash flows. This accretion was recorded as interest income in the Consolidated Statements of Comprehensive Income.

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

Following is a summary of non-performing assets:

	June 30, 2012	December 31, 2011
Non-accrual loans	$84,322	$94,335
Troubled debt restructurings	11,842	11,893

Total non-performing loans	96,164	106,228
Other real estate owned (OREO)	35,647	34,719

Total non-performing loans and OREO	131,811	140,947
Non-performing investments	2,811	8,972

Total non-performing assets	$134,622	$149,919

	June 30, 2012	December 31, 2011
Asset quality ratios:
Non-performing loans as a percent of total loans	1.22%	1.55%
Non-performing loans + OREO as a percent of total loans + OREO	1.67%	2.05%
Non-performing assets as a percent of total assets	1.15%	1.53%

Following is an age analysis of the Corporation’s past due loans, by class:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
June 30, 2012
Commercial real estate	$14,814	$13,746	$39,192	$67,752	$2,464,364	$2,532,116
Commercial real estate – FL	—	—	23,668	23,668	60,974	84,642
Commercial and industrial	2,579	960	9,515	13,054	1,480,324	1,493,378
Commercial leases	939	43	1,262	2,244	123,049	125,293

Total commercial loans and leases	18,332	14,749	73,637	106,718	4,128,711	4,235,429
Direct installment	8,804	3,175	3,057	15,036	1,094,640	1,109,676
Residential mortgages	19,104	23,004	2,722	44,830	1,113,547	1,158,377
Indirect installment	4,063	451	1,027	5,541	572,362	577,903
Consumer lines of credit	1,663	624	379	2,666	738,843	741,509
Other	19	13	3,500	3,532	34,430	37,962

	$51,985	$42,016	$84,322	$178,323	$7,682,533	$7,860,856

December 31, 2011
Commercial real estate	$13,868	$9,612	$37,134	$60,614	$2,281,032	$2,341,646
Commercial real estate – FL	—	—	39,122	39,122	114,959	154,081
Commercial and industrial	2,164	690	6,956	9,810	1,353,882	1,363,692
Commercial leases	1,102	5	1,084	2,191	108,604	110,795

Total commercial loans and leases	17,134	10,307	84,296	111,737	3,858,477	3,970,214
Direct installment	8,228	3,614	2,525	14,367	1,014,820	1,029,187
Residential mortgages	14,492	3,342	2,443	20,277	650,659	670,936
Indirect installment	5,031	282	918	6,231	534,558	540,789
Consumer lines of credit	1,253	586	653	2,492	604,788	607,280
Other	36	—	3,500	3,536	34,725	38,261

	$46,174	$18,131	$94,335	$158,640	$6,698,027	$6,856,667

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated although the loan performs as agreed

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

The use of these internally assigned credit quality categories within the commercial loan portfolio permits management's use of migration and roll rate analysis to estimate a quantitative portion of credit risk. The Corporation's internal credit risk grading system is based on past experiences with similarly graded loans and conforms with regulatory categories. In general, loan risk ratings within each category are reviewed on an ongoing basis according to the Corporation’s policy for each class of loans. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan portfolio. Loans that migrate toward the Pass credit category or within the Pass credit category generally have a lower risk of loss and; therefore, a lower risk factor compared to loans that migrate toward the Substandard or Doubtful credit categories, which generally have a higher risk of loss and; therefore, a higher risk factor is applied to those related loan balances.

Following is a table showing commercial loans by credit quality category:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
June 30, 2012
Commercial real estate	$2,317,580	$63,685	$143,750	$7,101	$2,532,116
Commercial real estate – FL	44,065	12,811	25,377	2,389	84,642
Commercial and industrial	1,422,591	23,495	43,746	3,546	1,493,378
Commercial leases	123,237	302	1,754	—	125,293

	$3,907,473	$100,293	$214,627	$13,036	$4,235,429

December 31, 2011
Commercial real estate	$2,127,334	$73,701	$139,578	$1,033	$2,341,646
Commercial real estate – FL	70,802	16,002	67,277	—	154,081
Commercial and industrial	1,275,230	49,282	38,171	1,009	1,363,692
Commercial leases	105,631	3,362	1,802	—	110,795

	$3,578,997	$142,347	$246,828	$2,042	$3,970,214

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer and other loans by payment status:

	Consumer and Other Loan Credit Quality by Payment Status
	Performing	Non- Performing	Total
June 30, 2012
Direct installment	$1,102,467	$7,209	$1,109,676
Residential mortgages	1,148,257	10,120	1,158,377
Indirect installment	576,767	1,136	577,903
Consumer lines of credit	741,078	431	741,509
Other	34,462	3,500	37,962

December 31, 2011
Direct installment	$1,022,025	$7,162	$1,029,187
Residential mortgages	661,392	9,544	670,936
Indirect installment	539,810	979	540,789
Consumer lines of credit	606,533	747	607,280
Other	34,761	3,500	38,261

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

Following is a summary of information pertaining to loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Six Months Ended June 30, 2012
With no specific allowance recorded:
Commercial real estate	$30,448	$37,579	$—	$32,059	$101
Commercial real estate—FL	13,267	29,538	—	13,762	—
Commercial and industrial	6,404	9,739	—	7,054	22
Commercial leases	1,262	1,262	—	1,219	—

Total commercial loans and leases	51,381	78,118	—	54,094	123
Direct installment	7,209	7,435	—	7,110	69
Residential mortgages	10,113	10,648	—	9,832	106
Indirect installment	1,136	1,319	—	1,091	4
Consumer lines of credit	431	456	—	583	—
Other	3,500	3,500	—	3,500	—
Purchased credit-impaired loans	21,160	36,377	—	18,588	—

With a specific allowance recorded:
Commercial real estate	7,938	7,938	2,768	6,176	109
Commercial real estate—FL	10,403	18,197	2,391	17,584	—
Commercial and industrial	3,226	3,226	2,539	1,942	7
Commercial leases	—	—	—	—	—

Total commercial loans and leases	21,567	29,361	7,698	25,702	116
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Purchased credit-impaired loans	—	—	—	—	—

Total:
Commercial real estate	38,386	45,517	2,768	38,235	210
Commercial real estate—FL	23,670	47,735	2,391	31,346	—
Commercial and industrial	9,630	12,965	2,539	8,996	29
Commercial leases	1,262	1,262	—	1,219	—

Total commercial loans and leases	72,948	107,479	7,698	79,796	239
Direct installment	7,209	7,435	—	7,110	69
Residential mortgages	10,113	10,648	—	9,832	106
Indirect installment	1,136	1,319	—	1,091	4
Consumer lines of credit	431	456	—	583	—
Other	3,500	3,500	—	3,500	—
Purchased credit-impaired loans	21,160	36,377	—	18,588	—

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Year Ended December 31, 2011
With no specific allowance recorded:
Commercial real estate	$28,163	$32,476	$—	$31,432	$151
Commercial real estate—FL	28,721	46,162	—	29,630	33
Commercial and industrial	4,228	4,971	—	4,610	17
Commercial leases	1,084	1,084	—	1,217	—

Total commercial loans and leases	62,196	84,693	—	66,889	201
Direct installment	7,162	7,522	—	7,530	207
Residential mortgages	9,544	9,839	—	10,278	175
Indirect installment	979	1,071	—	973	24
Consumer lines of credit	747	761	—	947	8
Other	3,500	3,500	—	1,750	—
Purchased credit-impaired loans	15,839	18,743	—	15,326	—

With a specific allowance recorded:
Commercial real estate	8,403	8,423	2,482	8,875	32
Commercial real estate—FL	10,401	18,195	2,389	16,559	21
Commercial and industrial	3,588	3,750	2,276	3,603	20
Commercial leases	—	—	—	—	—

Total commercial loans and leases	22,392	30,368	7,147	29,037	73
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Purchased credit-impaired loans	—	—	—	—	—

Total:
Commercial real estate	36,566	40,899	2,482	40,307	183
Commercial real estate—FL	39,122	64,357	2,389	46,189	54
Commercial and industrial	7,816	8,721	2,276	8,213	37
Commercial leases	1,084	1,084	—	1,217	—

Total commercial loans and leases	84,588	115,061	7,147	95,926	274
Direct installment	7,162	7,522	—	7,530	207
Residential mortgages	9,544	9,839	—	10,278	175
Indirect installment	979	1,071	—	973	24
Consumer lines of credit	747	761	—	947	8
Other	3,500	3,500	—	1,750	—
Purchased credit-impaired loans	15,839	18,743	—	15,326	—

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

Following is a summary of the composition of total TDRs:

	June 30, 2012	December 31, 2011
Accruing:
Performing	$11,234	$10,130
Non-performing	11,842	11,893
Non-accrual	11,126	10,827

	$34,202	$32,850

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the first six months of 2012, the Corporation returned to performing status $1,608 in restructured loans, all of which were secured by residential mortgages that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern for more than six months. TDRs that are on non-accrual are comprised of loans that have been 90 days or more past due at some point in time. These loans are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured as evidenced by a period of satisfactory performance of greater than six months. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses estimate.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $5 and $41 at June 30, 2012 and December 31, 2011, respectively and pooled reserves for individual loans under $500 of $318 and $0 for those same periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,098 and $847 at June 30, 2012 and December 31, 2011, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	3	$760	$751	3	$760	$751
Commercial real estate – FL	—	—	—	—	—	—
Commercial and industrial	2	80	78	3	203	124
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	5	840	829	6	963	875
Direct installment	86	320	300	180	1,367	1,349
Residential mortgages	13	815	862	26	1,194	1,276
Indirect installment	7	58	57	13	67	66
Consumer lines of credit	—	—	—	2	3	3
Other	—	—	—	—	—	—

	111	$2,033	$2,048	227	$3,594	$3,569

Following is a summary of TDRs, by class of loans, for which there was a payment default during the periods indicated. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended June 30, 2012 (1)		Six Months Ended June 30, 2012 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial real estate – FL	—	—	—	—
Commercial and industrial	—	—	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	—	—
Direct installment	26	79	29	83
Residential mortgages	1	35	2	182
Indirect installment	2	1	3	3
Consumer lines of credit	1	1	1	1
Other	—	—	—	—

	30	$116	35	$269

(1)	Excludes loans that were either charged-off or cured by period end. The recorded investment is as of June 30, 2012.

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

During the first quarter of 2012, the Corporation adjusted its methodology for calculating the allowance for loan losses to refine the supporting calculations. The minimum threshold for individual commercial relationships evaluated for impairment and specific valuation under ASC 310 is now $500. The historical loss period for commercial loan loss rate analysis was adjusted to utilize a full 3-year period migration model. These changes along with related higher loss rates for commercial loans under $500 resulted in a slight increase in the overall allowance for loan losses. The changes appropriately reflect inherent loss in the portfolio during this recovery stage of the current economic cycle. The 3-year period captures both a steep economic decline and a moderate recovery, which best reflects losses inherent in the portfolio.

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

Following are summaries of changes in the allowance for loan losses by loan class for the periods indicated:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended June 30, 2012
Commercial real estate	$31,442	$(1,083)	$100	$(983)	$(470)	$29,989
Commercial real estate—FL	12,955	(812)	—	(812)	(3,652)	8,491
Commercial and industrial	26,874	(2,260)	259	(2,001)	5,906	30,779
Commercial leases	1,669	(158)	33	(125)	130	1,674

Total commercial loans and leases	72,940	(4,313)	392	(3,921)	1,914	70,933
Direct installment	13,750	(1,799)	229	(1,570)	2,356	14,536
Residential mortgages	4,499	(494)	46	(448)	208	4,259
Indirect installment	5,385	(715)	143	(572)	853	5,666
Consumer lines of credit	5,361	(455)	34	(421)	326	5,266
Other	158	(287)	—	(287)	1,116	987
Purchased credit-impaired loans	—	(254)	—	(254)	254	—

	$102,093	$(8,317)	$844	$(7,473)	$7,027	$101,647

Three Months Ended June 30, 2011
Commercial real estate	$34,343	$(2,245)	$112	$(2,133)	$2,005	$34,215
Commercial real estate—FL	17,937	(133)	—	(133)	2,214	20,018
Commercial and industrial	24,128	(1,361)	77	(1,284)	881	23,725
Commercial leases	1,254	(120)	13	(107)	126	1,273

Total commercial loans and leases	77,662	(3,859)	202	(3,657)	5,226	79,231
Direct installment	14,767	(2,274)	205	(2,069)	2,217	14,915
Residential mortgages	4,514	(169)	23	(146)	112	4,480
Indirect installment	5,761	(604)	156	(448)	392	5,705
Consumer lines of credit	4,612	(422)	44	(378)	562	4,796
Other	296	(242)	1	(241)	42	97
Purchased credit-impaired loans	—	—	—	—	—	—

	$107,612	$(7,570)	$631	$(6,939)	$8,551	$109,224

Six Months Ended June 30, 2012
Commercial real estate	$30,337	$(2,440)	$250	$(2,190)	$1,842	$29,989
Commercial real estate—FL	12,946	(812)	9	(803)	(3,652)	8,491
Commercial and industrial	25,476	(3,340)	368	(2,972)	8,275	30,779
Commercial leases	1,556	(293)	99	(194)	312	1,674

Total commercial loans and leases	70,315	(6,885)	726	(6,159)	6,777	70,933
Direct installment	14,814	(3,923)	496	(3,427)	3,149	14,536
Residential mortgages	4,437	(641)	123	(518)	340	4,259
Indirect installment	5,503	(1,440)	275	(1,165)	1,328	5,666
Consumer lines of credit	5,447	(754)	109	(645)	464	5,266
Other	146	(446)	—	(446)	1,287	987
Purchased credit-impaired loans	—	(254)	—	(254)	254	—

	$100,662	$(14,343)	$1,729	$(12,614)	$13,599	$101,647

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Six Months Ended June 30, 2011
Commercial real estate	$32,439	$(3,426)	$194	$(3,232)	$5,008	$34,215
Commercial real estate—FL	17,485	(1,280)	—	(1,280)	3,813	20,018
Commercial and industrial	24,682	(2,322)	135	(2,187)	1,230	23,725
Commercial leases	1,070	(205)	30	(175)	378	1,273

Total commercial loans and leases	75,676	(7,233)	359	(6,874)	10,429	79,231
Direct installment	14,941	(4,502)	434	(4,068)	4,042	14,915
Residential mortgages	4,578	(407)	31	(376)	278	4,480
Indirect installment	5,941	(1,537)	294	(1,243)	1,007	5,705
Consumer lines of credit	4,743	(818)	87	(731)	784	4,796
Other	241	(406)	23	(383)	239	97
Purchased credit-impaired loans	—	—	—	—	—	—

	$106,120	$(14,903)	$1,228	$(13,675)	$16,779	$109,224

Following are summaries of the individual and collective allowance for loan losses and corresponding loan balances by class for the periods indicated:

	Allowance			Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired Loans	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Purchased Credit- Impaired Loans
June 30, 2012
Commercial real estate	$2,768	$27,221	—	$2,532,116	$24,142	$2,486,814	$21,160
Commercial real estate – FL	2,391	6,100	—	84,642	23,670	60,972	—
Commercial and industrial	2,539	28,240	—	1,493,378	3,823	1,489,555	—
Commercial leases	—	1,674	—	125,293	—	125,293	—

Total commercial loans and leases	7,698	63,235	—	4,235,429	51,635	4,162,634	21,160
Direct installment	—	14,536	—	1,109,676	—	1,109,676	—
Residential mortgages	—	4,259	—	1,158,377	—	1,158,377	—
Indirect installment	—	5,666	—	577,903	—	577,903	—
Consumer lines of credit	—	5,266	—	741,509	—	741,509	—
Other	—	987	—	37,962	—	37,962	—

	$7,698	$93,949	—	$7,860,856	$51,635	$7,788,061	$21,160

December 31, 2011
Commercial real estate	$2,482	$27,855	—	$2,341,646	$36,566	$2,289,241	$15,839
Commercial real estate – FL	2,389	10,557	—	154,081	39,122	114,959	—
Commercial and industrial	2,276	23,200	—	1,363,692	7,816	1,355,876	—
Commercial leases	—	1,556	—	110,795	—	110,795	—

Total commercial loans and leases	7,147	63,168	—	3,970,214	83,504	3,870,871	15,839
Direct installment	—	14,814	—	1,029,187	—	1,029,187	—
Residential mortgages	—	4,437	—	670,936	—	670,936	—
Indirect installment	—	5,503	—	540,789	—	540,789	—
Consumer lines of credit	—	5,447	—	607,280	—	607,280	—
Other	—	146	—	38,261	—	38,261	—

	$7,147	$93,515	—	$6,856,667	$83,504	$6,757,324	$15,839

BORROWINGS

Following is a summary of short-term borrowings:

	June 30, 2012	December 31, 2011
Securities sold under repurchase agreements	$768,114	$646,660
Federal funds purchased	30,000	60,000
Subordinated notes	136,396	134,634
Other short-term borrowings	—	10,000

	$934,510	$851,294

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	June 30, 2012	December 31, 2011
Federal Home Loan Bank advances	$94	$100
Subordinated notes	81,014	78,246
Other subordinated debt	8,956	9,062
Convertible debt	590	608

	$90,654	$88,016

The Corporation’s banking affiliate has available credit with the FHLB of $2,717,117 of which $94 was used as of June 30, 2012. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 3.78% to 4.19% for the six months ended June 30, 2012 and 0.99% to 4.79% for the year ended December 31, 2011.

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

The following table provides information relating to the Trusts as of June 30, 2012:

	F.N.B. Statutory Trust I	F.N.B. Statutory Trust II	Omega Financial Capital Trust I	Sun Bancorp Statutory Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,951	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Interest rate	3.72%	2.12%	2.66%	10.20%
	variable; LIBOR plus 325 basis points	variable; LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

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

At June 30, 2012, the Corporation was party to 230 swaps with customers with notional amounts totaling $734,224 and 230 swaps with derivative counterparties with notional amounts totaling $734,224. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest Rate Products:
Asset derivatives	Other assets	$59,330	$52,857
Liability derivatives	Other liabilities	59,299	52,904

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Six Months Ended
	Statement	June 30,
	Location	2012	2011
Interest rate products	Other income	$(77)	$(582)

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of June 30, 2012, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $60,512. At June 30, 2012, the Corporation has posted collateral with derivative counterparties with a fair value of $59,837, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $675 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at June 30, 2012 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	June 30, 2012	December 31, 2011
Commitments to extend credit	$2,470,628	$1,943,889
Standby letters of credit	114,509	113,268

At June 30, 2012, funding of 77.1% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management's credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the six months ended June 30, 2012 and 2011, the Corporation issued 275,674 and 384,847 restricted stock awards with aggregate weighted average grant date fair values of $3,384 and $3,887, respectively, under these Plans. As of June 30, 2012, the Corporation had available up to 3,206,008 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $1,614 and $1,780 for the six months ended June 30, 2012 and 2011, the tax benefit of which was $565 and $623, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2012		2011
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,846,115	$8.44	1,309,489	$8.52
Granted	275,674	12.28	384,847	10.10
Vested	(166,150)	8.02	(171,446)	13.59
Forfeited	(126,398)	8.32	(1,397)	9.20
Dividend reinvestment	36,867	11.13	31,860	10.17

Unvested awards outstanding at end of period	1,866,108	9.10	1,553,353	8.39

The total fair value of awards vested was $2,044 and $1,761 for the six months ended June 30, 2012 and 2011, respectively.

As of June 30, 2012, there was $6,999 of unrecognized compensation cost related to unvested restricted stock awards including $86 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of June 30, 2012 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	494,630	1,371,478	1,866,108
Unrecognized compensation expense	$2,092	$4,907	$6,999
Intrinsic value	$5,377	$14,908	$20,285
Weighted average remaining life (in years)	2.21	2.46	2.39

Stock Options

The Corporation did not grant stock options during the six months ended June 30, 2012 or 2011. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 159,442 and 8,389 for the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	586,020	$14.93	770,610	$14.28
Acquired from Parkvale	627,808	10.41	—	—
Exercised	(159,442)	8.85	(8,389)	2.68
Forfeited	(310,955)	13.84	(157,296)	12.18

Options outstanding and exercisable at end of period	743,431	12.87	604,925	14.99

The intrinsic value of outstanding and exercisable stock options at June 30, 2012 was $(1,751), since the fair value of the stock subject to the options was less than the exercise price.

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

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$17	$14	$34	$21
Interest cost	1,541	1,585	3,082	3,284
Expected return on plan assets	(1,934)	(1,764)	(3,868)	(3,655)
Amortization:
Unrecognized net transition asset	(23)	(22)	(46)	(45)
Unrecognized prior service cost (credit)	2	2	4	3
Unrecognized loss	447	264	894	558

Net periodic pension benefit cost	$50	$79	$100	$166

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers.

Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $4,093 and $4,069 for the six months ended June 30, 2012 and 2011, respectively.

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

The net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest cost	$12	$14	$24	$29
Amortization of unrecognized loss	3	2	6	2

Net periodic postretirement benefit cost	$15	$16	$30	$31

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

At June 30, 2012, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at June 30, 2012 based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income	$29,130	$22,362	$50,712	$39,537
Other comprehensive income:
Unrealized gains on securities:
Arising during the period, net of tax expense of $1,279, $1,523, $1,928 and $1,476	2,376	2,830	3,580	2,741
Less: reclassification adjustment for gains included in net income, net of tax expense of $151, $22, $188 and $41	(280)	(41)	(350)	(76)
Pension and postretirement amortization, net of tax expense of $150, $94, $300 and $189	278	174	557	351

Other comprehensive income	2,374	2,963	3,787	3,016

Comprehensive income	$31,504	$25,325	$54,499	$42,553

For 2011, the amount of the reclassification adjustment for losses included in net income differs from the amount shown in the consolidated statement of comprehensive income because it does not include gains or losses realized on securities that were both purchased and then sold during the same period.

The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows:

June 30	2012	2011
Non-credit related loss on debt securities not expected to be sold	$(8,554)	$(8,244)
Unrealized net gain on other available for sale securities	8,288	7,022
Unrecognized pension and postretirement obligations	(41,095)	(29,494)

Accumulated other comprehensive loss	$(41,361)	$(30,716)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income—basic earnings per share	$29,130	$22,362	$50,712	$39,537
Interest expense on convertible debt	5	5	10	10

Net income after assumed conversion – diluted earnings per share	$29,135	$22,367	$50,722	$39,547

Basic weighted average common shares outstanding	139,093,641	123,254,895	138,996,110	121,732,522
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,440,391	839,894	1,446,214	800,164

Diluted weighted average common shares outstanding	140,534,032	124,094,789	140,442,324	122,532,686

Basic earnings per share	$0.21	$0.18	$0.36	$0.32

Diluted earnings per share	$0.21	$0.18	$0.36	$0.32

For the three months ended June 30, 2012 and 2011, 212,737 and 336,573 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive. For the six months ended June 30, 2012 and 2011, 150,972 and 356,393 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Six Months Ended June 30	2012	2011
Interest paid on deposits and other borrowings	$27,649	$39,128
Income taxes paid	7,250	2,000
Transfers of loans to other real estate owned	8,139	14,608
Financing of other real estate owned sold	635	281

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2012
Interest income	$98,965	$2	$28	$8,672	$1,618	$109,285
Interest expense	11,394	—	—	896	2,514	14,804
Net interest income	87,571	2	28	7,776	(896)	94,481
Provision for loan losses	5,151	—	—	1,631	245	7,027
Non-interest income	24,409	6,001	2,967	587	(1,186)	32,778
Non-interest expense	62,897	5,054	2,774	4,582	806	76,113
Intangible amortization	2,183	80	106	—	—	2,369
Income tax expense (benefit)	12,692	318	42	834	(1,266)	12,620
Net income (loss)	29,057	551	73	1,316	(1,867)	29,130
Total assets	11,562,365	18,287	20,574	169,838	(20,325)	11,750,739
Total intangibles	691,011	11,472	11,139	1,809	—	715,431

At or for the Three Months Ended June 30, 2011
Interest income	$88,207	$3	$33	$8,492	$1,420	$98,155
Interest expense	15,718	—	—	1,064	2,679	19,461
Net interest income	72,489	3	33	7,428	(1,259)	78,694
Provision for loan losses	6,812	—	—	1,656	83	8,551
Non-interest income	20,726	6,368	3,001	549	(1,386)	29,258
Non-interest expense	54,319	4,649	2,772	4,381	443	66,564
Intangible amortization	1,615	83	107	—	—	1,805
Income tax expense (benefit)	8,495	585	56	769	(1,235)	8,670
Net income (loss)	21,974	1,054	99	1,171	(1,936)	22,362
Total assets	9,657,270	20,485	19,366	169,765	(9,723)	9,857,163
Total intangibles	576,786	11,799	11,564	1,809	—	601,958

At or for the Six Months Ended June 30, 2012
Interest income	$196,392	$4	$58	$17,028	$3,090	$216,572
Interest expense	24,218	—	—	1,867	5,085	31,170
Net interest income	172,174	4	58	15,161	(1,995)	185,402
Provision for loan losses	10,389	—	—	2,797	413	13,599
Non-interest income	47,856	11,883	6,470	1,084	(2,770)	64,523
Non-interest expense	134,690	9,743	5,711	9,187	1,174	160,505
Intangible amortization	4,278	160	212	—	—	4,650
Income tax expense (benefit)	20,426	721	216	1,642	(2,546)	20,459
Net income (loss)	50,247	1,263	389	2,619	(3,806)	50,712
Total assets	11,562,365	18,287	20,574	169,838	(20,325)	11,750,739
Total intangibles	691,011	11,472	11,139	1,809	—	715,431

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Six Months Ended June 30, 2011
Interest income	$175,990	$6	$66	$16,562	$2,902	$195,526
Interest expense	32,112	—	—	2,181	5,256	39,549
Net interest income	143,878	6	66	14,381	(2,354)	155,977
Provision for loan losses	13,648	—	—	2,984	147	16,779
Non-interest income	40,807	12,306	6,559	1,071	(3,053)	57,690
Non-interest expense	114,376	9,582	6,063	8,705	599	139,325
Intangible amortization	3,221	167	213	—	—	3,601
Income tax expense (benefit)	14,331	918	126	1,452	(2,402)	14,425
Net income (loss)	39,109	1,645	223	2,311	(3,751)	39,537
Total assets	9,657,270	20,485	19,366	169,765	(9,723)	9,857,163
Total intangibles	576,786	11,799	11,564	1,809	—	601,958

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2012, 97% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Corporation determines the valuation of its investments in trust preferred debt securities with the assistance of a third-party independent financial consulting firm that specializes in advisory services related to illiquid financial investments. The consulting firm provides the Corporation appropriate valuation methodology, performance assumptions, modeling techniques, discounted cash flows, discount rates using the underlying index plus 15-20%, and sensitivity analyses with respect to levels of defaults and deferrals necessary to produce losses. Additionally, the Corporation utilizes the firm’s expertise to reassess assumptions to reflect actual conditions. See the Securities footnote in the Notes to Consolidated Financial Statements section of this Report for information on how the Corporation reassesses assumptions to determine the valuation of its trust preferred debt securities. Accessing the services of a financial consulting firm with a focus on financial instruments assists the Corporation in accurately valuing these complex financial instruments and facilitates informed decision-making with respect to such instruments.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2012, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Corporation determines the value of real estate based on appraisals by licensed or certified appraisers. The value of business assets is generally based on amounts reported on the business’ financial statements. Management must rely on the financial statements prepared and certified by the borrower or its accountants in determining the value of these business assets on an ongoing basis which may be subject to significant change over time. Based on the quality of information or statements provided, management may require the use of business asset appraisals and site-inspections to better value these assets. The Corporation may discount appraised and reported values based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Since not all valuation inputs are observable, the Corporation classifies these nonrecurring fair value determinations as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2012
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$354,837	$—	$354,837
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	329,326	—	329,326
Agency collateralized mortgage obligations	—	310,517	—	310,517
Non-agency collateralized mortgage obligations	—	28	3,226	3,254
States of the U.S. and political subdivisions	—	28,480	—	28,480
Collateralized debt obligations	—	—	20,444	20,444
Other debt securities	—	16,518	6,597	23,115

	—	1,039,706	30,267	1,069,973

Available for sale equity securities:
Financial services industry	363	1,062	481	1,906
Insurance services industry	45	—	—	45

	408	1,062	481	1,951

	408	1,040,768	30,748	1,071,924
Derivative financial instruments	—	59,330	—	59,330

	$408	$1,100,098	$30,748	$1,131,254

Liabilities measured at fair value:
Derivative financial instruments	—	$59,299	—	$59,299

	—	$59,299	—	$59,299

	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$231,829	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	171,611	—	171,611
Agency collateralized mortgage obligations	—	183,729	—	183,729
Non-agency collateralized mortgage obligations	—	30	—	30
States of the U.S. and political subdivisions	—	40,350	—	40,350
Collateralized debt obligations	—	—	5,998	5,998
Other debt securities	—	—	5,197	5,197

	—	627,549	11,195	638,744

Available for sale equity securities:
Financial services industry	378	1,004	408	1,790
Insurance services industry	37	—	—	37

	415	1,004	408	1,827

	415	628,553	11,603	640,571
Derivative financial instruments	—	52,857	—	52,857

	$415	$681,410	$11,603	$693,428

Liabilities measured at fair value:
Derivative financial instruments	—	$52,904	—	$52,904

	—	$52,904	—	$52,904

During the first six months of 2012 and 2011, there were no transfers of assets or liabilities between the hierarchy levels.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Six Months Ended June 30, 2012
Balance at beginning of period	$5,998	$5,197	$408	$—	$11,603
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	(886)	442	73	(14)	(385)
Accretion included in earnings	1,422	4	—	13	1,439
Purchases, issuances, sales and settlements:
Purchases in Parkvale acquisition	16,569	954	—	4,230	21,753
Issuances	24	—	—	—	24
Sales/redemptions	(1,829)	—	—	—	(1,829)
Settlements	(854)	—	—	(1,003)	(1,857)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$20,444	$6,597	$481	$3,226	$30,748

Year Ended December 31, 2011
Balance at beginning of period	$5,974	$11,245	$375	$—	$17,594
Total gains (losses) – realized/unrealized:
Included in earnings	(37)	(48)	—	—	(85)
Included in other comprehensive income	61	94	33	—	188
Accretion included in earnings	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	—	(6,094)	—	—	(6,094)
Settlements	—	—	—	—	—
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$5,998	$5,197	$408	$—	$11,603

The Corporation reviews fair value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation attributes may result in reclassification of certain financial assets or liabilities. Such reclassifications are reported as transfers in/out of Level 3 at fair value at the beginning of the period in which the changes occur. See the Securities footnote in the Notes to Consolidated Financial Statements section of this Report for information relating to significant unobservable inputs used in determining Level 3 fair values.

For the six months ended June 30, 2012 and 2011, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. For 2011, the amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of year-end was $37. These losses are included in net impairment losses on securities reported as a component of non-interest income.

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

	Level 1	Level 2	Level 3	Total
June 30, 2012
Impaired loans	$—	$3,427	$2,560	$5,987
Other real estate owned	—	6,042	604	6,646

December 31, 2011
Impaired loans	—	5,034	12,293	17,327
Other real estate owned	—	3,118	16,261	19,379

Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2012 had a carrying amount of $10,052 and an allocated allowance for loan losses of $4,701 at June 30, 2012. The allocated allowance is based on fair value of $5,987 less estimated costs to sell of $636. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $4,359 which was included in the provision for loan losses for the six months ended June 30, 2012.

OREO with a carrying amount of $8,995 was written down to $5,795 (fair value of $6,646 less estimated costs to sell of $851), resulting in a loss of $3,200, which was included in earnings for the six months ended June 30, 2012.

Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments are as follows:

	Carrying Amount	Fair Value	Fair Value Measurements
			Level 1	Level 2	Level 3
June 30, 2012
Financial Assets
Cash and cash equivalents	$222,758	$222,758	$222,758	$—	$—
Securities available for sale	1,071,924	1,071,924	408	1,040,768	30,748
Securities held to maturity	1,203,240	1,240,956	—	1,221,983	18,973
Net loans, including loans held for sale	7,776,209	7,669,469	—	—	7,669,469
Bank owned life insurance	237,871	237,871	237,871	—	—
Accrued interest receivable	28,293	28,293	28,293	—	—

Financial Liabilities
Deposits	8,986,300	9,028,381	6,301,075	2,727,306	—
Short-term borrowings	934,510	934,510	934,510	—	—
Long-term debt	90,654	93,075	—	—	93,075
Junior subordinated debt	203,993	167,949	—	—	1647,949
Accrued interest payable	9,826	9,826	9,826	—	—

December 31, 2011
Financial Assets
Cash and cash equivalents	$208,953	$208,953
Securities available for sale	640,571	640,571
Securities held to maturity	917,212	952,033
Net loans, including loans held for sale	6,770,280	6,829,830
Bank owned life insurance	208,927	208,927
Accrued interest receivable	25,930	25,930

Financial Liabilities
Deposits	7,289,768	7,315,948
Short-term borrowings	851,294	851,294
Long-term debt	88,016	90,632
Junior subordinated debt	203,967	167,608
Accrued interest payable	6,305	6,305

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

Loan Commitments and Standby Letters of Credit. Estimates of the fair value of these off-balance sheet items were not made because of the short-term nature of these arrangements and the credit standing of the counterparties. Also, unfunded loan commitments relate principally to variable rate commercial loans, typically are non-binding, and fees are not normally assessed on these balances.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month and six-month periods ended June 30, 2012. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012. The Corporation’s results of operations for the six months ended June 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012.

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

•

Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or failure of the current moderate economic recovery.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•

Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

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

•

Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general and rapid technological developments and changes. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•

Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•

Increased competition, whether due to consolidation among financial institutions; realignments or consolidation of branch offices, legal and regulatory developments, industry restructuring or other causes, can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. As demonstrated by the Parkvale acquisition, the Corporation grows its business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. These other acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties, involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders.

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

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities or international hostilities through impacts on the economy and financial markets.

The Corporation provides greater detail regarding some of these factors in its 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012, including the Risk Factors section of that report, and its subsequent SEC filings. The Corporation’s forward-looking statements may also be subject to other risks and uncertainties, including those that may be discussed elsewhere in this Report, accessible on the SEC’s website at www.sec.gov and on the Corporation’s website at www.fnbcorporation.com. The Corporation has included these web addresses as inactive textual references only. Information on these websites is not part of this document.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Net income for the three months ended June 30, 2012 was $29.1 million or $0.21 per diluted share, compared to net income for the three months ended June 30, 2011 of $22.4 million or $0.18 per diluted share. For the three months ended June 30, 2012, the Corporation’s return on average equity was 8.57% and its return on average assets was 1.00%, compared to 7.69% and 0.91%, respectively, for the three months ended June 30, 2011.

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

	Three Months Ended June 30,
	2012	2011
Return on average tangible equity:
Net income (annualized)	$117,162	$89,695
Amortization of intangibles, net of tax (annualized)	6,194	4,707

	$123,356	$94,402

Average total stockholders’ equity	$1,367,333	$1,166,305
Less: Average intangibles	(718,507)	(603,552)

	$648,826	$562,753

Return on average tangible equity	19.01%	16.78%

Return on average tangible assets:
Net income (annualized)	$117,162	$89,695
Amortization of intangibles, net of tax (annualized)	6,194	4,707

	$123,356	$94,402

Average total assets	$11,734,221	$9,866,025
Less: Average intangibles	(718,507)	(603,552)

	$11,015,714	$9,262,473

Return on average tangible assets	1.12%	1.02%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$77,073	$39	0.20%	$167,924	$97	0.23%
Taxable investment securities (1)	2,072,052	12,515	2.36	1,566,447	10,975	2.75
Non-taxable investment securities (2)	183,203	2,579	5.63	199,882	2,870	5.74
Loans (2) (3)	7,831,847	95,983	4.92	6,623,337	86,212	5.22

Total interest earning assets (2)	10,164,175	111,116	4.39	8,557,590	100,154	4.69

Cash and due from banks	178,331			166,216
Allowance for loan losses	(103,618)			(109,489)
Premises and equipment	148,335			126,527
Other assets	1,346,998			1,125,181

Total Assets	$11,734,221			$9,866,025

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,483,658	1,838	0.21	$2,905,795	2,626	0.36
Savings	1,202,285	243	0.08	982,921	474	0.19
Certificates and other time	2,723,223	8,532	1.26	2,315,829	10,954	1.90
Customer repurchase agreements	772,595	645	0.33	588,564	758	0.51
Other short-term borrowings	166,502	690	1.64	144,301	876	2.40
Long-term debt	90,510	889	3.95	206,201	1,655	3.22
Junior subordinated debt	203,986	1,967	3.88	203,934	2,118	4.16

Total interest-bearing liabilities (2)	8,642,759	14,804	0.69	7,347,545	19,461	1.06

Non-interest bearing demand	1,569,047			1,249,029
Other liabilities	155,082			104,146

Total Liabilities	10,366,888			8,700,720
Stockholders’ equity	1,367,333			1,166,305

Total Liabilities and Stockholders’ Equity	$11,734,221			$9,867,025

Excess of interest earning assets over interest-bearing liabilities	$1,521,416			$1,210,045

Fully tax-equivalent net interest income		96,312			80,693
Tax-equivalent adjustment		(1,831)			(1,999)

Net interest income		$94,481			$78,694

Net interest spread			3.70%			3.63%

Net interest margin (2)			3.80%			3.78%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended June 30, 2012, net interest income, which comprised 74.2% of net revenue (net interest income plus non-interest income) compared to 72.9% for the same period in 2011, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $15.6 million or 19.4% from $80.7 million for the second quarter of 2011 to $96.3 million for the second quarter of 2012. Average earning assets increased $1.6 billion or 18.8% and average interest bearing liabilities increased $1.3 billion or 17.6% from 2011 due to the acquisition of Parkvale combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.80% for the second quarter of 2012 compared to 3.78% for the same period of 2011. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(47)	$(11)	$(58)
Securities	3,272	(2,023)	1,249
Loans	14,255	(4,484)	9,771

	17,480	(6,518)	10,962

Interest Expense
Deposits:
Interest bearing demand	339	(1,127)	(788)
Savings	91	(322)	(231)
Certificates and other time	1,682	(4,104)	(2,422)
Customer repurchase agreements	198	(311)	(113)
Other short-term borrowings	29	(215)	(186)
Long-term debt	(1,079)	313	(766)
Junior subordinated debt	1	(152)	(151)

	1,261	(5,918)	(4,657)

Net Change	$16,219	$(600)	$15,619

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $111.1 million for the second quarter of 2012 increased by $11.0 million or 10.9% from 2011, primarily due to increased earning assets resulting from a combination of organic growth, the May 2011 capital raise and the Parkvale acquisition, partially offset by lower yields. Additionally, during the second quarter of 2012, the Corporation recognized $2.5 million in net accretable yield as a result of improved cash flows on acquired portfolios compared to original estimates for both CBI and Parkvale. The increase in earning assets was primarily driven by a $1.2 billion or 18.2% increase in average loans. Loans acquired from Parkvale totaled $922.1 million on the acquisition date. The yield on earning assets decreased 30 basis points from the second quarter of 2011 to 4.39% for the second quarter of 2012, reflecting the decreases in market interest rates and competitive pressure along with the Parkvale acquired loans.

Interest expense of $14.8 million for the second quarter of 2012 decreased $4.7 million or 23.9% from the same period of 2011 due to lower rates paid, partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of Parkvale. The rate paid on interest bearing liabilities decreased 37 basis points to 0.69% during the second quarter of 2012, compared to the second quarter of 2011, reflecting changes in interest rates, the Parkvale acquisition and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $1.7 billion or 21.3% for the second quarter of 2012 compared to the second quarter of 2011. Deposits acquired from Parkvale totaled $1.5 billion on the acquisition date. This growth was partially offset by a $115.7 million or 56.1% reduction in average long-term debt primarily associated with the prepayment of certain higher-cost borrowings during the fourth quarter of 2011.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $7.0 million during the second quarter of 2012 decreased $1.5 million from the same period of 2011. During the second quarter of 2012, net charge-offs increased $0.5 million from the same period of 2011 as the Corporation recognized more net charge-offs in its Florida portfolio, which increased $0.8 million compared to the second quarter of 2011. During the second quarter of 2012, net charge-offs were $7.5 million or 0.38% (annualized) of average loans compared to $6.9 million or 0.42% (annualized) of average loans for the same period of 2011. The net charge-offs for the second quarter of 2012 included $1.4 million or 3.63% (annualized) of average loans relating to Regency, $0.8 million or 2.81% (annualized) of average loans relating to FNBPA’s Florida portfolio and $5.2 million or 0.28% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $32.8 million for the second quarter of 2012 increased $3.5 million or 12.0% from the same period of 2011. This increase was primarily due to increases in service charges, insurance commissions and fees and income from BOLI. The variances in these and certain other non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $17.6 million for the second quarter of 2012 increased $1.9 million or 12.3% from the same period of 2011, reflecting increases of $0.9 million in income from interchange fees, $0.5 million in overdraft fees and $0.6 million in other service charges due to a combination of higher volume, organic growth and the expanded customer base due to the Parkvale acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $3.9 million for the three months ended June 30, 2012 increased $0.2 million or 5.9% from the same period of 2011, primarily as a result of a large new account.

Trust fees of $3.8 million for the three months ended June 30, 2012 decreased slightly from $3.9 million from the same period of 2011. The market value of assets under management increased by $183.9 million or 7.6% to $2.6 billion over this same period.

Gain on sale of residential mortgage loans of $0.7 million for the second quarter of 2012 increased $0.3 million or 89.2% from the same period of 2011 due to additional sales volume. For the second quarter of 2012, the Corporation sold $53.5 million of residential mortgage loans compared to $28.2 million for the same period of 2011 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $1.6 million for the three months ended June 30, 2012 increased by $0.2 million or 15.2% from the same period of 2011, primarily as a result of the Parkvale acquisition.

Other income of $2.9 million for the second quarter of 2012 increased $0.8 million or 39.8% from the same period of 2011 primarily due to higher swap-related revenue. The Corporation’s interest rate swap program is designed for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.

Non-Interest Expense

Total non-interest expense of $78.5 million for the second quarter of 2012 increased $10.1 million or 14.8% from the same period of 2011. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, outside services, merger-related expenses and other non-interest expense, partially offset by decreases in Federal Deposit Insurance Corporation (FDIC) insurance and state taxes. These variances in non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from Parkvale.

Salaries and employee benefits of $41.1 million for the three months ended June 30, 2012 increased $4.5 million or 12.4% from the same period of 2011. This increase was primarily attributable to the Parkvale acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation.

Occupancy and equipment expense of $11.9 million for the second quarter of 2012 increased $1.9 million or 18.8% from the same period of 2011, resulting from higher expenses associated with the Parkvale acquisition.

Amortization of intangibles expense of $2.4 million for the second quarter of 2012 increased $0.6 million or 31.2% from the same period of 2011 due to additional intangible balances from the Parkvale acquisition.

Outside services expense of $7.3 million for the three months ended June 30, 2012 increased $1.9 million or 35.9% from the same period of 2011, primarily resulting from increases of $0.7 million related to ATM services, $0.3 million related to data processing services, $0.3 million related to directors’ fees, $0.3 million related to legal expense and $0.1 million related to consulting fees.

FDIC insurance of $2.2 million for the second quarter of 2012 increased $0.3 million or 17.0% from the same period of 2011 primarily due the Parkvale acquisition.

The Corporation recorded $0.3 million in merger-related costs associated with the Parkvale acquisition during the second quarter of 2012. Merger-related costs recorded during the same period of 2011 in conjunction with the CBI acquisition were $0.2 million.

Other non-interest expense increased to $11.4 million for the second quarter of 2012 from $10.6 million for the second quarter of 2011, resulting from increases of $0.4 million, $0.1 million and $0.6 million in supplies, postage and telephone expenses, respectively, primarily resulting from the Parkvale acquisition. Additionally, miscellaneous losses increased $0.5 million due to check losses. These increases were partially offset by decreases of $0.9 million in OREO expense due to lower Florida expenses and property sales with partial recoveries and $0.2 million in marketing expense.

Income Taxes

The Corporation’s income tax expense of $12.6 million for the second quarter of 2012 increased $4.0 million or 45.6% from the same period of 2011. The effective tax rate of 30.2% for the second quarter of 2012 increased from 27.9% for the same period of 2011, reflecting the impact of higher pre-tax income and a $0.4 million effective rate adjustment due to lower projected tax benefits on certain items. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI and tax credits.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Net income for the six months ended June 30, 2012 was $50.7 million or $0.36 per diluted share, compared to net income for the six months ended June 30, 2011 of $39.5 million or $0.32 per diluted share. For the six months ended June 30, 2012, the Corporation’s return on average equity was 7.50% and its return on average assets was 0.88%, compared to 6.94% and 0.82%, respectively, for the six months ended June 30, 2011.

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Six Months Ended June 30,
	2012	2011
Return on average tangible equity:
Net income (annualized)	$101,982	$79,729
Amortization of intangibles, net of tax (annualized)	6,078	4,720

	$108,060	$84,449

Average total stockholders’ equity	$1,359,951	$1,148,065
Less: Average intangibles	(718,851)	(599,516)

	$641,100	$548,549

Return on average tangible equity	16.86%	15.40%

Return on average tangible assets:
Net income (annualized)	$101,982	$79,729
Amortization of intangibles, net of tax (annualized)	6,078	4,720

	$108,060	$84,449

Average total assets	$11,648,943	$9,780,993
Less: Average intangibles	(718,851)	(599,516)

	$10,930,092	$9,181,477

Return on average tangible assets	0.99%	0.92%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$87,669	$95	0.22%	$152,687	$178	0.24%
Taxable investment securities (1)	1,990,339	24,873	2.45	1,546,078	21,594	2.74
Non-taxable investment securities (2)	184,690	5,218	5.65	203,039	5,839	5.75
Loans (2) (3)	7,804,804	190,118	4.89	6,582,006	171,879	5.26

Total interest earning assets (2)	10,067,502	220,304	4.39	8,483,810	199,490	4.73

Cash and due from banks	183,244			154,453
Allowance for loan losses	(103,068)			(108,877)
Premises and equipment	148,019			126,915
Other assets	1,353,246			1,124,692

Total Assets	$11,648,943			$9,780,993

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,460,439	4,038	0.23	$2,845,081	5,307	0.38
Savings	1,178,328	619	0.11	976,618	952	0.20
Certificates and other time	2,768,560	17,914	1.30	2,327,922	22,390	1.94
Customer repurchase agreements	748,338	1,328	0.35	617,088	1,677	0.54
Other short-term borrowings	159,740	1,451	1.80	143,918	1,790	2.47
Long-term debt	91,399	1,842	4.05	202,644	3,283	3.27
Junior subordinated debt	202,931	3,978	3.94	203,947	4,150	4.10

Total interest-bearing liabilities (2)	8,609,735	31,170	0.73	7,317,218	39,549	1.09

Non-interest bearing demand	1,519,847			1,212,229
Other liabilities	159,410			103,481

Total Liabilities	10,288,992			8,632,928
Stockholders’ equity	1,359,951			1,148,065

Total Liabilities and Stockholders’ Equity	$11,648,943			$9,780,993

Excess of interest earning assets over interest-bearing liabilities	$1,457,767			$1,166,592

Fully tax-equivalent net interest income		189,134			159,941
Tax-equivalent adjustment		(3,732)			(3,964)

Net interest income		$185,402			$155,977

Net interest spread			3.67%			3.64%

Net interest margin (2)			3.77%			3.79%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

For the six months ended June 30, 2012, net interest income, which comprised 74.2% of net revenue compared to 73.0% for the same period in 2011, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $29.2 million or 18.3% from $159.9 million for the first half of 2011 to $189.1 million for the first half of 2012. Average earning assets increased $1.6 billion or 18.7% and average interest bearing liabilities increased $1.3 billion or 17.7% from 2011 due to the acquisition of Parkvale combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin decreased slightly from 3.79% for the first half of 2011 to 3.77% for the first half of 2012 as loan yields declined faster than deposit rates primarily reflecting the acquisition of Parkvale as well as the impact of the current low interest rate environment. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(71)	$(12)	$(83)
Securities	6,084	(3,426)	2,658
Loans	29,748	(11,509)	18,239

	35,761	(14,947)	20,814

Interest Expense
Deposits:
Interest bearing demand	843	(2,112)	(1,269)
Savings	190	(523)	(333)
Certificates and other time	3,742	(8,218)	(4,476)
Customer repurchase agreements	314	(663)	(349)
Other short-term borrowings	59	(398)	(339)
Long-term debt	(2,102)	661	(1,441)
Junior subordinated debt	(19)	(153)	(172)

	3,027	(11,406)	(8,379)

Net Change	$32,734	$(3,541)	$29,193

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $220.3 million for the first half of 2012 increased by $20.8 million or 10.4% from 2011 primarily due to increased earning assets resulting from a combination of organic growth, the May 2011 capital raise and the Parkvale acquisition, partially offset by lower yields. Additionally, during the second quarter of 2012, the Corporation recognized $2.5 million in net accretable yield as a result of improved cash flows on acquired portfolios compared to original estimates for both CBI and Parkvale. The increase in earning assets was primarily driven by a $1.2 billion or 18.6% increase in average loans. Loans acquired from Parkvale totaled $922.1 million on the acquisition date. The yield on earning assets decreased 34 basis points from the first half of 2011 to 4.39% for the first half of 2012 reflecting the decreases in market interest rates and competitive pressure along with the Parkvale acquired loans.

Interest expense of $31.2 million for the first half of 2012 decreased $8.4 million or 21.2% from the same period of 2011 due to lower rates paid, partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of Parkvale. The rate paid on interest bearing liabilities decreased 36 basis points to 0.73% during the first half of 2012 compared to the first half of 2011, reflecting changes in interest rates, the Parkvale acquisition and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $1.4 billion or 20.5% for the first half of 2012 compared to the first half of 2011. Deposits acquired from Parkvale totaled $1.5 billion on the acquisition date. This growth was partially offset by a $111.2 million or 54.9% reduction in average long-term debt primarily associated with the prepayment of certain higher-cost borrowings during the fourth quarter of 2011.

Provision for Loan Losses

The provision for loan losses of $13.6 million during the first half of 2012 decreased $3.2 million from the same period of 2011. During the first half of 2012, net charge-offs decreased $1.1 million from the same period of 2011 as the Corporation recognized lower net charge-offs in FNBPA’s portfolio which decreased $0.9 million compared to the first half of 2011. During the first half of 2012, net charge-offs were $12.6 million or 0.33% (annualized) of average loans compared to $13.7 million or 0.42% (annualized) of average loans for the same period of 2011. The net charge-offs for the first half of 2012 included $2.8 million or 3.59% (annualized) of average loans relating to Regency, $0.8 million or 1.26% (annualized) of average loans relating to FNBPA’s Florida portfolio and $9.0 million or 0.24% (annualized) of average loans relating to the remainder of the Corporation’s portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $64.5 million for the first half of 2012 increased $6.8 million or 11.8% from the same period of 2011. This increase was primarily due to increases in service charges and income from BOLI. The variances in these and certain other non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $34.8 million for the first half of 2012 increased $4.8 million or 15.8% from the same period of 2011, reflecting increases of $2.0 million in income from interchange fees, $1.3 million in overdraft fees and $1.4 million in other service charges due to a combination of higher volume, organic growth and the expanded customer base due to the Parkvale acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $8.1 million for the six months ended June 30, 2012 increased slightly from $7.8 million for the same period of 2011, primarily as a result of a large new account.

Trust fees of $7.6 million for the six months ended June 30, 2012 remained unchanged from the same period of 2011. The market value of assets under management increased by $189.9 million or 7.6% to $2.6 billion over this same period.

Gain on sale of residential mortgage loans of $1.5 million for the first half of 2012 increased slightly from the same period of 2011 due to additional sales volume. For the first half of 2012, the Corporation sold $99.0 million of residential mortgage loans compared to $70.9 million for the same period of 2011 as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $3.1 million for the six months ended June 30, 2012 increased by $0.5 million or 20.5% from the same period of 2011 primarily as a result of the Parkvale acquisition.

Other income was $5.1 million for the first half of 2012 compared to $4.3 million for the first half of 2011. During the first half of 2012, the Corporation recognized $0.6 million more swap-related revenue. The Corporation’s interest rate swap program is designed for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income. Additionally, during the first half of 2012, the Corporation recognized $0.2 million more in dividends on non-marketable equity securities and $0.2 million more in recoveries on impaired loans acquired in previous acquisitions. Partially offsetting these increases was $0.2 million less in gains on the sale of repossessed assets.

Non-Interest Expense

Total non-interest expense of $165.2 million for the first half of 2012 increased $22.2 million or 15.6% from the same period of 2011. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, outside services, merger-related expenses and other non-interest expense, partially offset by decreases in FDIC insurance and state taxes. These variances in non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from Parkvale, as well as merger-related costs.

Salaries and employee benefits of $85.7 million for the six months ended June 30, 2012 increased $10.8 million or 14.4% from the same period of 2011. This increase was primarily attributable to the Parkvale acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation. Additionally, the Corporation recorded a net charge of $0.6 million for severance and other items relating to a former executive.

Occupancy and equipment expense of $23.7 million for the first half of 2012 increased $3.3 million or 16.1% from the same period of 2011, resulting from higher expenses associated with the Parkvale acquisition.

Amortization of intangibles expense of $4.7 million for the first half of 2012 increased $1.0 million or 29.1% from the same period of 2011 due to additional intangible balances from the Parkvale acquisition.

Outside services expense of $13.7 million for the six months ended June 30, 2012 increased $3.1 million or 29.3% from the same period of 2011, primarily resulting from increases of $0.8 million related to check card expenses, $0.6 related to data processing services, $0.6 million related to legal expense, $0.3 million related to director fees, $0.2 million related to consulting fees and $0.3 million relating to other services. These increases were primarily due to the Parkvale acquisition.

FDIC insurance of $4.2 million for the first half of 2012 decreased $0.4 million or 9.4% from the same period of 2011 primarily due to the new assessment methodology that became effective during the second quarter of 2011, partially offset by the impact of the Parkvale acquisition.

State tax expense of $3.5 million for the first half of 2012 decreased $0.5 million or 12.7% from the same period of 2011, primarily due to lower net worth based taxes during 2012.

The Corporation recorded $7.3 million in merger-related costs associated with the Parkvale acquisition during the first half of 2012. Merger-related costs recorded during the same period of 2011 in conjunction with the CBI acquisition were $4.3 million.

Other non-interest expense increased to $22.6 million for the first half of 2012 from $20.6 million for the first half of 2011, resulting from increases of $0.7 million, $0.3 million and $0.7 million in supplies, postage and telephone expenses, respectively, primarily resulting from the Parkvale acquisition. Additionally, miscellaneous losses increased $0.9 million due to check losses, donations increased $0.2 million due to the timing of annual contributions to support corporate causes and business development expense increased $0.2 million. Partially offsetting these increases were decreases of $0.8 million in OREO related expense, $0.6 million in loan-related expense and $0.2 million in marketing expense.

Income Taxes

The Corporation’s income tax expense of $20.5 million for the first half of 2012 increased $6.0 million or 41.8% from the same period of 2011. The effective tax rate of 28.8% for the first half of 2012 increased from 26.7% for the same period of 2011, reflecting the impact of higher pre-tax income and a $0.4 million effective rate adjustment due to lower projected benefits on certain items. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI and tax credits.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at June 30, 2012 was $102.4 million compared to $166.1 million at December 31, 2011. This decrease is primarily the result of the Parkvale acquisition, as cash on hand at December 31, 2011 reflected the proceeds from the 2011 capital raise which was deployed in the acquisition in the first quarter of 2012. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.3 times on June 30, 2012 and 2.1 times on December 31, 2011. The internal guideline for LCR is for the ratio to be greater than 1 month. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 14.4 months on June 30, 2012 and 11.9 months on December 31, 2011. The internal guideline for MCH is for the ratio to be greater than 3 months. In addition, the Corporation issues subordinated notes through Regency on a regular basis. Subordinated notes increased $4.5 million or 2.1% during the first half of 2012 to $217.4 million at June 30, 2012.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and customer repurchase agreements. Average deposits and customer repurchase agreements increased $150.6 million, or 6.3% annualized, for the second quarter of 2012 due to new customers and higher average balances. This growth was partially offset by a planned decline in time deposits. As of June 30, 2012, customer-based funding was 98.0% of total deposits and borrowings, compared to 96.8% as of December 31, 2011. FNBPA had unused wholesale credit availability of $4.1 billion or 35.3% of bank assets at June 30, 2012 and $3.4 billion or 35.3% of bank assets at December 31, 2011. The increase in availability is due to the Parkvale acquisition. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 7.2% and 3.2% of bank assets as of June 30, 2012 and December 31, 2011, respectively. This ratio increased due to the additional unpledged securities resulting from the Parkvale acquisition.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of June 30, 2012 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 1.6% as of June 30, 2012 and 3.4% as of December 31, 2011.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$187,014	$365,633	$521,371	$874,878	$1,948,896
Investments	85,604	131,754	160,064	317,478	694,900

	272,618	497,387	681,435	1,192,356	2,643,796
Liabilities
Non-maturity deposits	56,593	113,185	169,778	339,556	679,112
Time deposits	136,004	256,918	445,809	669,348	1,508,079
Borrowings	49,962	43,776	61,094	110,642	265,474

	242,559	413,879	676,681	1,119,546	2,452,665
Period Gap (Assets—Liabilities)	$30,059	$83,508	$4,754	$72,810	$191,131

Cumulative Gap	$30,059	$113,567	$118,321	$191,131

Cumulative Gap to Total Assets	0.3%	1.0%	1.0%	1.6%

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

The following repricing gap analysis (in thousands) as of June 30, 2012 compares the difference between the amount of interest earning assets (IEA) and interest-bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Interest Earning Assets (IEA)
Loans	$2,568,395	$763,992	$482,780	$817,736	$4,632,903
Investments	85,606	172,252	192,843	377,261	827,962

	2,654,001	936,244	675,623	1,194,997	5,460,865
Interest-Bearing Liabilities (IBL)
Non-maturity deposits	1,968,371	—	—	—	1,968,371
Time deposits	147,289	258,699	445,647	668,648	1,520,283
Borrowings	790,565	160,633	16,629	21,712	989,539

	2,906,225	419,332	462,276	690,360	4,478,193

Period Gap	$(252,224)	$516,912	$213,347	$504,637	$982,672

Cumulative Gap	$(252,224)	$264,688	$478,035	$982,672

IEA/IBL (Cumulative)	0.91	1.08	1.13	1.22

Cumulative Gap to IEA	(2.5)%	2.6%	4.7%	9.6%

The cumulative twelve-month IEA to IBL ratio changed slightly to 1.22 for June 30, 2012 from 1.25 for December 31, 2011.

The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of June 30, 2012.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates.

	June 30, 2012	December 31, 2011	ALCO Guidelines
Net interest income change (12 months):
+ 300 basis points	5.0%	3.9%	n/a
+ 200 basis points	3.7%	2.8%	+/-5.0%
+ 100 basis points	2.2%	1.6%	+/-5.0%
- 100 basis points	(2.9)%	(1.6)%	+/-5.0%

Economic value of equity:
+ 300 basis points	2.9%	5.3%	+/-25.0%
+ 200 basis points	3.1%	5.0%	+/-15.0%
+ 100 basis points	2.4%	3.6%	+/-10.0%
- 100 basis points	(10.8)%	(9.3)%	+/-10.0%

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position is asset-sensitive. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged. The Corporation has maintained a relatively stable net interest margin over the last five years despite market rate volatility.

The ALCO utilized several tactics to manage the Corporation’s current interest rate risk position. As mentioned earlier, the growth in deposits and repurchase agreements has been net of decreases in time deposits. The growth in these nonmaturity deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans decreased slightly from 59.6% of total loans as of December 31, 2011 to 59.2% of total loans as of June 30, 2012. This reflects the Parkvale acquisition which has a higher concentration of fixed-rate loans. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The duration of the investment portfolio is relatively low at 2.7 at June 30, 2012 and 2.2 at December 31, 2011. Finally, the Corporation has made use of interest rate swaps to manage its interest rate risk position as the swaps effectively increase adjustable-rate loans. The swaps currently total $734.2 million of notional principal, with $49.3 million in notional swap principal originated during the first half of 2012. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements section of this Report.

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

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	June 30, 2012	December 31, 2011
Non-interest bearing	$1,614,476	$1,340,465
Savings and NOW	4,686,599	3,790,863
Certificates of deposit and other time deposits	2,685,225	2,158,440

Total deposits	8,986,300	7,289,768
Customer repurchase agreements	768,114	646,660

Total deposits and customer repurchase agreements	$9,754,414	$7,936,428

Total deposits and customer repurchase agreements increased by $1.8 billion, or 22.9%, to $9.8 billion at June 30, 2012, compared to December 31, 2011, primarily as a result of the Parkvale acquisition combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts) and customer repurchase agreements. The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with higher balances being carried by existing customers.

NON-PERFORMING ASSETS

Non-performing assets, which is comprised of non-performing loans, OREO and non-performing investments, totaled $134.6 million at June 30, 2012, a decrease of $15.3 million or 10.2% compared to $149.9 million at December 31, 2011. The composition of non-performing loans and OREO changed during the first half of 2012 as non-accrual and restructured loans decreased $10.0 million and $0.1 million, respectively, while OREO increased $0.9 million. Additionally, non-performing investments decreased $6.2 million during this same period, primarily the result of three TPS returning to accruing status, combined with the sale of one CMO. The decrease in non-accrual loans was primarily driven by a decrease of $15.5 million in non-accrual loans in the Corporation’s Florida portfolio, partially offset by an increase of $5.6 million in the Corporation’s Pennsylvania portfolio. The decrease in restructured loans was primarily the result of $1.6 million of accruing residential mortgage loans moving to performing status during the quarter following a period of sustained performance. The Corporation expects all contractual amounts under the restructured terms of these residential mortgage loans will be collected. The increase in OREO was primarily due to a $2.3 million increase relating to the Corporation’s Pennsylvania portfolio as a result of the Parkvale acquisition, partially offset by decreases of $0.8 million and $0.5 million relating to the Florida and Regency portfolios, respectively.

The following tables provide additional information relating to non-performing loans for the Corporation’s lending affiliates, with FNBPA presented by its Pennsylvania and Florida markets (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
June 30, 2012
Non-performing loans	$65,828	$23,668	$6,668	$96,164
Other real estate owned (OREO)	15,531	19,082	1,034	35,647
Non-performing loans/total loans	0.86%	27.96%	4.10%	1.22%
Non-performing loans + OREO/total loans + OREO	1.07%	41.22%	4.70%	1.67%

December 31, 2011
Non-performing loans	$60,720	$39,122	$6,386	$106,228
Other real estate owned (OREO)	13,216	19,921	1,582	34,719
Non-performing loans/total loans	0.93%	25.39%	3.90%	1.55%
Non-performing loans + OREO/total loans + OREO	1.13%	33.93%	4.82%	2.05%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at June 30, 2012 increased $1.0 million or 1.0% from December 31, 2011. The provision for loan losses during the six months ended June 30, 2012 was $13.6 million, while net charge-offs were $12.6 million. During the first quarter of 2012, the Corporation adjusted its methodology for calculating the allowance for loan losses to refine the supporting calculations. The minimum threshold for individual commercial relationships evaluated for impairment and specific valuation under ASC 310 is now $500. The historical loss period for commercial loan loss rate analysis was adjusted to utilize a full 3-year period migration model. These changes along with related higher loss rates for commercial loans under $500 resulted in a slight increase in the overall allowance for loan losses. The changes appropriately reflect inherent loss in the portfolio during this recovery stage of the current economic cycle. The 3-year period captures both a steep economic decline and a moderate recovery.

The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 94.76% as of December 31, 2011 to 104.89% as of June 30, 2012 primarily due to a $10.1 million decrease in non-performing loans.

The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s lending affiliates (dollars in thousands):

	FNBPA	Regency	Total
At or for the Three Months Ended June 30, 2012
Provision for loan losses	$5,396	$1,631	$7,027
Allowance for loan losses	94,814	6,833	101,647
Net loan charge-offs	6,044	1,429	7,473
Net loan charge-offs (annualized)/average loans	0.32%	3.63%	0.38%
Allowance for loan losses/total loans	1.23%	4.20%	1.29%
Allowance for loan losses/non-performing loans	110.25%	102.47%	105.70%

At or for the Three Months Ended December 31, 2011
Provision for loan losses	$6,474	$1,815	$8,289
Allowance for loan losses	93,780	6,882	100,662
Net loan charge-offs	14,710	1,730	16,440
Net loan charge-offs (annualized)/average loans	0.88%	4.21%	0.95%
Allowance for loan losses/total loans	1.40%	4.20%	1.47%
Allowance for loan losses/non-performing loans	97.34%	107.77%	94.76%

At or for the Three Months Ended June 30, 2011
Provision for loan losses	$6,895	$1,656	$8,551
Allowance for loan losses	102,371	6,853	109,224
Net loan charge-offs	5,506	1,433	6,939
Net loan charge-offs (annualized)/average loans	0.34%	3.62%	0.42%
Allowance for loan losses/total loans	1.56%	4.20%	1.63%
Allowance for loan losses/non-performing loans	84.75%	106.38%	85.84%

For information regarding the provision and allowance for loan losses for FNBPA’s Florida market, see the Loans and Allowance for Loan Losses footnote in the Notes to Consolidated Financial Statements section of this Report.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loan portfolio. The originated loan portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, which was effective January 1, 2009.

	At or for the Three Months Ended
	June 30, 2012	December 31, 2011	June 30, 2011
Non-performing loans/total originated loans	1.42%	1.63%	2.02%
Non-performing loans + OREO/total originated loans + OREO	1.93%	2.15%	2.57%
Allowance for loan losses (originated loans)/total originated Loans	1.49%	1.54%	1.73%
Net loan charge-offs on originated loans (annualized)/total average originated loans	0.45%	1.01%	0.45%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. During the first six months of 2012, the Corporation has not issued any such stock or securities under this shelf registration.

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

The Corporation’s management believes that, as of June 30, 2012 and December 31, 2011, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of June 30, 2012, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of June 30, 2012 and December 31, 2011 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$1,016,378	12.0%	$843,900	10.0%	$675,120	8.0%
FNBPA	966,640	11.7	825,221	10.0	660,177	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	888,542	10.5	506,340	6.0	337,560	4.0
FNBPA	862,713	10.5	495,133	6.0	330,089	4.0

Leverage Ratio:
F.N.B. Corporation	888,542	8.1	550,551	5.0	440,441	4.0
FNBPA	862,713	8.0	541,423	5.0	433,139	4.0

December 31, 2011
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$972,456	13.4%	$727,663	10.0%	$582,130	8.0%
FNBPA	846,888	11.9	714,481	10.0	571,585	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	855,677	11.8	436,598	6.0	291,065	4.0
FNBPA	749,650	10.5	428,689	6.0	285,792	4.0

Leverage Ratio:
F.N.B. Corporation	855,677	9.2	467,587	5.0	374,069	4.0
FNBPA	749,650	8.3	453,117	5.0	362,493	4.0

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

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. With the acquisition of Parkvale, the Corporation expects its total assets to exceed $10 billion on December 31, 2012. As a result, the Corporation is expected to become subject to the new rules regarding debit card interchange fees as of July 1, 2013. Upon becoming subject to the new rules, the Corporation’s revenue earned from debit card interchange fees, which were equal to $10.8 million for the first six months of 2012, could decrease by $9.0 million on an annual basis without mitigation strategies currently being evaluated.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2011 Annual Report on Form 10-K as filed with the SEC on February 28, 2012.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rule 13a–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2012, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Overdraft Litigation

On June 5, 2012, the Corporation was named as a defendant in an alleged class action lawsuit filed by two Pennsylvania customers of First National Bank of Pennsylvania in the U.S. District Court for the Western District of Pennsylvania. The suit challenges the manner in which checking account overdraft fees were charged and the policies related to the posting order of checking and debit card transactions. The plaintiffs seek relief under state law, including compensatory damages, pre- and post-judgment interest, reasonable attorneys’ fees and injunctive relief. The Corporation intends to vigorously defend the plaintiff’s claims and to oppose any effort to certify a class in this case. At this stage of the lawsuit, it is not yet possible for the Corporation to estimate potential losses, if any. Although it is not possible to predict the ultimate resolution or any potential financial liability with respect to this litigation, management after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of this proceeding will have a material adverse effect on the Corporation’s financial position, or cash flows; although, at the present time, management is not in a position to determine whether such proceeding will have a material adverse effect on the Corporation’s results of operations in any future quarterly reporting period.

Other Legal Proceedings

The Corporation and its subsidiaries are involved in various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation or a subsidiary acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. *

*	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: August 8, 2012	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2012	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: August 8, 2012	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)