Form 10-Q
period 2012-09-30
FNB CORP/FL/
filed 2012-11-08
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $0.01 Par Value	139,795,027 Shares

F.N.B. CORPORATION

FORM 10-Q

September 30, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	September 30,	December 31,
	2012	2011
	(Unaudited)
Assets
Cash and due from banks	$203,503	$197,349
Interest bearing deposits with banks	164,091	11,604

Cash and Cash Equivalents	367,594	208,953
Securities available for sale	1,112,839	640,571
Securities held to maturity (fair value of $1,196,359 and $952,033)	1,151,743	917,212
Residential mortgage loans held for sale	21,575	14,275
Loans, net of unearned income of $50,246 and $47,110	7,979,450	6,856,667
Allowance for loan losses	(102,714)	(100,662)

Net Loans	7,876,736	6,756,005
Premises and equipment, net	145,043	130,043
Goodwill	677,168	568,462
Core deposit and other intangible assets, net	40,095	30,953
Bank owned life insurance	239,615	208,927
Other assets	352,483	311,082

Total Assets	$11,984,891	$9,786,483

Liabilities
Deposits:
Non-interest bearing demand	$1,735,857	$1,340,465
Savings and NOW	4,764,148	3,790,863
Certificates and other time deposits	2,625,818	2,158,440

Total Deposits	9,125,823	7,289,768
Other liabilities	150,152	143,239
Short-term borrowings	1,019,411	851,294
Long-term debt	90,501	88,016
Junior subordinated debt	204,006	203,967

Total Liabilities	10,589,893	8,576,284

Stockholders’ Equity
Common stock—$0.01 par value Authorized – 500,000,000 shares Issued – 140,173,022 and 127,436,261 shares	1,397	1,268
Additional paid-in capital	1,374,241	1,224,572
Retained earnings	63,298	32,925
Accumulated other comprehensive loss	(38,972)	(45,148)
Treasury stock – 380,295 and 215,502 shares at cost	(4,966)	(3,418)

Total Stockholders’ Equity	1,394,998	1,210,199

Total Liabilities and Stockholders’ Equity	$11,984,891	$9,786,483

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest Income
Loans, including fees	$94,545	$86,038	$282,720	$255,937
Securities:
Taxable	11,470	10,744	36,022	32,233
Nontaxable	1,682	1,847	5,083	5,676
Dividends	12	13	361	144
Other	47	60	142	238

Total Interest Income	107,756	98,702	324,328	294,228
Interest Expense
Deposits	10,205	13,078	32,776	41,727
Short-term borrowings	1,182	1,644	3,961	5,111
Long-term debt	860	1,698	2,702	4,981
Junior subordinated debt	1,978	1,880	5,956	6,030

Total Interest Expense	14,225	18,300	45,395	57,849

Net Interest Income	93,531	80,402	278,933	236,379
Provision for loan losses	8,429	8,573	22,028	25,352

Net Interest Income After Provision for Loan Losses	85,102	71,829	256,905	211,027
Non-Interest Income
Impairment losses on securities	(440)	(473)	(440)	(473)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	321	436	321	436

Net impairment losses on securities	(119)	(37)	(119)	(37)
Service charges	17,666	16,057	52,419	46,058
Insurance commissions and fees	4,578	4,002	12,632	11,812
Securities commissions and fees	2,102	1,858	6,143	5,960
Trust fees	3,783	3,565	11,359	11,222
Net securities (losses) gains	(66)	49	302	141
Gain on sale of residential mortgage loans	1,176	657	2,696	1,800
Bank owned life insurance	1,671	1,309	4,809	3,913
Other	4,022	2,170	9,095	6,451

Total Non-Interest Income	34,813	29,630	99,336	87,320
Non-Interest Expense
Salaries and employee benefits	41,579	37,149	127,255	112,059
Net occupancy	5,840	5,514	18,624	16,484
Equipment	5,728	4,749	16,598	14,149
Amortization of intangibles	2,242	1,808	6,892	5,409
Outside services	7,048	5,447	20,725	16,024
FDIC insurance	2,014	1,699	6,172	6,288
State taxes	1,347	2,023	4,800	5,978
Merger related	88	282	7,399	4,589
Other	11,196	10,546	33,772	31,163

Total Non-Interest Expense	77,082	69,217	242,237	212,143

Income Before Income Taxes	42,833	32,242	114,004	86,204
Income taxes	12,090	8,469	32,549	22,894

Net Income	$30,743	$23,773	$81,455	$63,310

Net Income per Share – Basic	$0.22	$0.19	$0.59	$0.51
Net Income per Share – Diluted	0.22	0.19	0.58	0.51
Cash Dividends per Share	0.12	0.12	0.36	0.36
Comprehensive Income	$33,132	$24,241	$87,631	$66,794

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2012	$1,268	$1,224,572	$32,925	$(45,148)	$(3,418)	$1,210,199
Net income			81,455			81,455
Change in other comprehensive income, net of tax				6,176		6,176
Common stock dividends ($0.36/share)			(50,705)			(50,705)
Issuance of common stock	129	145,833	(377)		(1,548)	144,037
Restricted stock compensation		3,451				3,451
Tax expense of stock-based compensation		385				385

Balance at September 30, 2012	$1,397	$1,374,241	$63,298	$(38,972)	$(4,966)	$1,394,998

Balance at January 1, 2011	$1,143	$1,094,713	$6,564	$(33,732)	$(2,564)	$1,066,124
Net income			63,310			63,310
Change in other comprehensive income, net of tax				3,484		3,484
Common stock dividends ($0.36/share)			(45,114)			(45,114)
Issuance of common stock	125	124,100			(848)	123,377
Restricted stock compensation		3,371				3,371
Tax expense of stock-based compensation		(61)				(61)

Balance at September 30, 2011	$1,268	$1,222,123	$24,760	$(30,248)	$(3,412)	$1,214,491

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Nine Months Ended
	September 30,
	2012	2011
Operating Activities
Net income	$81,455	$63,310
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	21,989	16,908
Provision for loan losses	22,028	25,352
Deferred taxes	29,549	6,892
Net securities gains	(302)	(141)
Other-than-temporary impairment losses on securities	119	37
Tax (benefit) expense of stock-based compensation	(385)	61
Net change in:
Interest receivable	(3,248)	883
Interest payable	(3,506)	(1,519)
Trading securities	331,972	110,490
Residential mortgage loans held for sale	(7,300)	2,393
Bank owned life insurance	(4,475)	476
Other, net	12,036	26,806

Net cash flows provided by operating activities	479,932	251,948

Investing Activities
Net change in loans	(238,978)	(323,897)
Securities available for sale:
Purchases	(780,185)	(250,558)
Sales	87,101	10,883
Maturities	367,025	292,247
Securities held to maturity:
Purchases	(468,780)	(332,870)
Sales	2,903	—
Maturities	240,059	176,009
Purchase of bank owned life insurance	(20,024)	(26)
Withdrawal/surrender of bank owned life insurance	20,701	—
Increase in premises and equipment	(7,940)	(9,648)
Net cash received in business combinations	203,538	23,374

Net cash flows used in investing activities	(594,580)	(414,486)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	567,788	297,049
Time deposits	(249,764)	(116,864)
Short-term borrowings	155,177	38,629
Increase in long-term debt	26,961	46,569
Decrease in long-term debt	(183,139)	(25,114)
Net proceeds from issuance of common stock	6,586	68,608
Tax benefit (expense) of stock-based compensation	385	(61)
Cash dividends paid	(50,705)	(45,114)

Net cash flows provided by financing activities	273,289	263,702

Net Increase in Cash and Cash Equivalents	158,641	101,164
Cash and cash equivalents at beginning of period	208,953	131,571

Cash and Cash Equivalents at End of Period	$367,594	$232,735

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

September 30, 2012

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

MERGERS AND ACQUISITIONS

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, Parkvale had $1,815,663 in assets, which included $937,350 in loans, and $1,505,671 in deposits. The acquisition, net of equity offering costs, was valued at $140,900 and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock. The assets and liabilities of Parkvale were recorded on the Corporation’s balance sheet at their preliminary estimated fair values as of January 1, 2012, the acquisition date, and Parkvale’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. Parkvale’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. In conjunction with the completion of this acquisition, the Corporation fully repaid the $31,762 of Parkvale preferred stock previously issued to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP). The warrant issued by Parkvale to the UST has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. Based on a preliminary purchase price allocation, the Corporation recorded $108,216 in goodwill and $16,033 in core deposit intangible as a result of the acquisition. The Corporation has recorded estimates of the fair values of acquired assets and liabilities. The fair values for loans, goodwill and other assets are provisional amounts based on third party valuations that are currently under review. Management expects to finalize the valuation and purchase price allocation in the fourth quarter. None of the goodwill is deductible for income tax purposes.

During the first nine months of 2012, the Corporation recorded merger and integration charges of $7,399 associated with the Parkvale acquisition.

The following table summarizes the amounts recorded on the consolidated balance sheet in conjunction with the Parkvale acquisition:

Fair value of consideration paid:
Common stock issued, net of offering costs	$136,441
Warrant assumed	4,459

Total consideration paid	140,900
Fair value of identifiable assets acquired:
Cash and cash equivalents	203,538
Securities	486,186
Loans	919,479
Other intangible assets	16,033
Accrued income and other assets	116,992

Total identifiable assets acquired	1,742,228

Fair value of liabilities assumed:
Deposits	1,525,253
Borrowings	171,606
Accrued expenses and other liabilities	12,685

Total liabilities assumed	1,709,544

Fair value of net identifiable assets acquired	32,684

Goodwill recognized	$108,216

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

Pending Acquisition

On October 22, 2012, the Corporation announced the signing of a definitive merger agreement to acquire Annapolis Bancorp, Inc. (ANNB), a bank holding company with approximately $437,000 in total assets based in Annapolis, Maryland. The transaction is valued at approximately $51,000. Under the terms of the merger agreement, ANNB shareholders will be entitled to receive 1.143 shares of F.N.B. Corporation common stock for each share of ANNB common stock. In addition to the stock consideration, ANNB shareholders may receive up to $0.36 per share in cash for each share of ANNB common stock they own, dependent upon ANNB’s ability to resolve a credit-related matter. ANNB’s banking affiliate, BankAnnapolis, will be merged into FNBPA. The transaction is expected to be completed in the second quarter of 2013, pending regulatory approvals, the approval of shareholders of ANNB and the satisfaction of other closing conditions.

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

Amendments to Fair Value Measurements

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurements, to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with GAAP and International Financial Reporting Standards (IFRS). The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments result in common fair value measurement and disclosure requirements in GAAP and IFRS. Some of the amendments clarify the application of existing fair value measurement requirements and others change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements, including quantitative information about significant unobservable inputs and a description of the sensitivity of fair value measurements to changes in significant observable inputs. Many of the previous fair value requirements are not changed by this standard. The amendments in this standard, which were applied prospectively, were effective January 1, 2012. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

SECURITIES

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Treasury and other U.S. government agencies and corporations	$325,453	$1,852	$—	$327,305
Residential mortgage-backed securities:
Agency mortgage-backed securities	287,926	9,255	—	297,181
Agency collateralized mortgage obligations	406,741	4,248	(114)	410,875
Non-agency collateralized mortgage obligations	2,950	41	—	2,991
States of the U.S. and political subdivisions	27,091	1,463	—	28,554
Collateralized debt obligations	34,264	156	(13,720)	20,700
Other debt securities	23,799	756	(1,295)	23,260

Total debt securities	1,108,224	17,771	(15,129)	1,110,866
Equity securities	1,555	442	(24)	1,973

	$1,109,779	$18,213	$(15,153)	$1,112,839

December 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$231,187	$642	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	166,758	4,853	—	171,611
Agency collateralized mortgage obligations	181,493	2,236	—	183,729
Non-agency collateralized mortgage obligations	31	—	(1)	30
States of the U.S. and political subdivisions	38,509	1,841	—	40,350
Collateralized debt obligations	19,224	—	(13,226)	5,998
Other debt securities	6,863	—	(1,666)	5,197

Total debt securities	644,065	9,572	(14,893)	638,744
Equity securities	1,593	257	(23)	1,827

	$645,658	$9,829	$(14,916)	$640,571

Securities Held To Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Treasury and other U.S. government agencies and corporations	$14,336	$450	$(10)	$14,776
Residential mortgage-backed securities:
Agency mortgage-backed securities	862,530	36,082	—	898,612
Agency collateralized mortgage obligations	101,770	1,238	—	103,008
Non-agency collateralized mortgage obligations	15,603	136	(13)	15,726
Commercial mortgage-backed securities	1,024	45	—	1,069
States of the U.S. and political subdivisions	154,372	6,793	(7)	161,158
Collateralized debt obligations	787	—	(87)	700
Other debt securities	1,321	—	(11)	1,310

	$1,151,743	$44,744	$(128)	$1,196,359

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
U.S. Treasury and other U.S. government agencies and corporations	$4,523	$360	$—	$4,883
Residential mortgage-backed securities:
Agency mortgage-backed securities	683,100	28,722	—	711,822
Agency collateralized mortgage obligations	54,319	573	(11)	54,881
Non-agency collateralized mortgage obligations	24,348	143	(1,373)	23,118
States of the U.S. and political subdivisions	147,748	6,877	—	154,625
Collateralized debt obligations	1,592	—	(314)	1,278
Other debt securities	1,582	25	(181)	1,426

	$917,212	$36,700	$(1,879)	$952,033

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with the Parkvale and CBI acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which each of these acquisitions occurred. As of September 30, 2012 and December 31, 2011, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Gross gains	$355	$49	$1,151	$337
Gross losses	(421)	—	(849)	(196)

	$(66)	$49	$302	$141

As of September 30, 2012, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$19,504	$19,538	$6,446	$6,516
Due from one to five years	298,511	300,621	20,784	21,190
Due from five to ten years	35,763	36,905	53,728	56,127
Due after ten years	56,829	42,755	89,858	94,111

	410,607	399,819	170,816	177,944
Residential mortgage-backed securities:
Agency mortgage-backed securities	287,926	297,181	862,530	898,612
Agency collateralized mortgage obligations	406,741	410,875	101,770	103,008
Non-agency collateralized mortgage obligations	2,950	2,991	15,603	15,726
Commercial mortgage-backed securities	—	—	1,024	1,069
Equity securities	1,555	1,973	—	—

	$1,109,779	$1,112,839	$1,151,743	$1,196,359

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At September 30, 2012 and December 31, 2011, securities with a carrying value of $689,533 and $547,727, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $871,839 and $680,212 at September 30, 2012 and December 31, 2011, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities available for sale:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
Residential mortgage-backed securities:
Agency mortgage-backed securities	$63,593	$(114)	$—	$—	$63,593	$(114)
Collateralized debt obligations	11,338	(1,340)	5,392	(12,380)	16,730	(13,720)
Other debt securities	2,003	—	5,574	(1,295)	7,577	(1,295)
Equity securities	640	(24)	—	—	640	(24)

	$77,574	$(1,478)	$10,966	$(13,675)	$88,540	$(15,153)

December 31, 2011
Residential mortgage-backed securities:
Non-agency collateralized mortgage obligations	$30	$(1)	$—	$—	$30	$(1)
Collateralized debt obligations	—	—	5,998	(13,226)	5,998	(13,226)
Other debt securities	—	—	5,197	(1,666)	5,197	(1,666)
Equity securities	100	(9)	659	(14)	759	(23)

	$130	$(10)	$11,854	$(14,906)	$11,984	$(14,916)

Securities held to maturity:

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2012
U.S. Treasury and other U.S. government agencies and corporations	$10,049	$(10)	$—	$—	$10,049	$(10)
Residential mortgage-backed securities:
Non-agency collateralized mortgage obligations	—	—	2,709	(13)	2,709	(13)
States of the U.S. and political subdivisions	3,298	(7)	—	—	3,298	(7)
Collateralized debt obligations	—	—	700	(87)	700	(87)
Other debt securities	—	—	1,310	(11)	1,310	(11)

	$13,347	$(17)	$4,719	$(111)	$18,066	$(128)

December 31, 2011
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	$12,911	$(11)	$—	$—	$12,911	$(11)
Non-agency collateralized mortgage obligations	5,374	(64)	4,351	(1,309)	9,725	(1,373)
Collateralized debt obligations	—	—	1,278	(314)	1,278	(314)
Other debt securities	—	—	1,144	(181)	1,144	(181)

	$18,285	$(75)	$6,773	$(1,804)	$25,058	$(1,879)

As of September 30, 2012, securities with unrealized losses for less than 12 months included 1 investment in U.S. Treasury and other U.S. government agencies and corporations, 4 investments in residential mortgage-backed agency collateralized mortgage obligations (CMOs), 3 investments in states of the U.S. and political subdivisions, 11 investments in collateralized debt obligations (CDOs), 1 investment in other debt securities and 1 investment in equity securities. Securities with unrealized losses of 12 months or more included 1 investment in a residential mortgage-backed security (non-agency CMO), 10 investments in CDOs and 5 investments in other debt securities as of September 30, 2012. The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

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

The Corporation’s portfolio of TPS consists of 24 pooled issues and six single-issuer securities. Three of the pooled issues are senior tranches; the remaining 21 are mezzanine tranches. At September 30, 2012, the 24 pooled TPS had an estimated fair value of $21,400 while the single-issuer TPS had an estimated fair value of $7,893. The Corporation has concluded from the analysis performed at September 30, 2012 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

The Corporation recognized net impairment losses on securities of $119 for the nine months ended September 30, 2012, compared to $37 for the nine months ended September 30, 2011, due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired.

At September 30, 2012, all six single-issuer TPS are current in regards to their principal and interest payments. Of the 24 pooled TPS, four are accruing interest based on the coupon rate, fourteen are accreting income based on future expected cash flows and the remaining six are on nonaccrual status. Income of $2,138 was recognized on pooled TPS for the first nine months of 2012. Included in this amount was $34 recognized on pooled TPS which were sold during the first nine months of 2012.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	Collateralized Debt Obligations	Residential Non-Agency CMOs	Total
For the Nine Months Ended September 30, 2012
Beginning balance	$18,369	$29	$18,398
Loss where impairment was not previously recognized	119	—	119
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	(1,214)	(29)	(1,243)

Ending balance	$17,274	$—	$17,274

For the Nine Months Ended September 30, 2011
Beginning balance	$18,332	$—	$18,332
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	37	—	37
Reduction due to credit impaired securities sold	—	—	—

Ending balance	$18,369	$—	$18,369

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

The following table provides information relating to the Corporation’s TPS as of September 30, 2012:

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Pooled TPS:
P1	C1	$5,500	$2,402	$985	$(1,417)	C	42	21	13	41	11	0.00
P2	C1	4,889	2,885	863	(2,022)	C	44	17	14	38	11	0.00
P3	C1	5,561	4,218	1,162	(3,056)	C	48	13	9	27	12	0.00
P4	C1	3,994	2,967	790	(2,177)	C	51	16	8	51	12	0.00
P5	B3	2,000	726	335	(391)	C	18	29	10	54	9	0.00
P6	B1	3,028	2,386	727	(1,659)	C	49	12	18	43	11	0.00
P7	C	5,048	756	281	(475)	C	33	14	32	43	11	0.00
P8	C	2,010	787	96	(691)	C	39	16	16	38	12	0.00
P9	A4L	2,000	645	153	(492)	C	24	16	20	47	11	0.00

Total OTTI		34,030	17,772	5,392	(12,380)		348	17	15	42	11

P10	SNR	760	787	700	(87)	BBB	11	15	14	43	10	77.27
P11	C1	5,220	938	935	(3)	C	42	21	13	41	11	0.00
P12	A2A	5,000	2,057	1,871	(186)	B	44	17	14	38	11	44.14
P13	C1	4,781	1,144	999	(145)	C	48	13	9	27	12	0.00
P14	C1	5,260	1,093	1,040	(53)	C	51	16	8	51	12	0.00
P15	C1	5,190	903	706	(197)	C	56	14	18	33	14	0.00
P16	C1	3,206	341	173	(168)	C	42	19	12	22	13	0.00
P17	C	3,339	551	618	67	C	35	15	16	24	14	0.00
P18	B	2,069	596	549	(47)	C	34	12	25	33	16	20.04
P19	B2	5,000	2,171	2,176	5	CCC	21	0	8	10	10	41.76
P20	B	4,031	916	834	(82)	C	39	16	16	38	12	10.42
P21	A1	3,831	2,256	2,083	(173)	BB-	47	21	7	41	12	51.97
P22	B	5,000	1,228	1,140	(88)	C	17	18	6	44	11	0.00
P23	C1	5,531	1,206	1,008	(198)	C	26	15	12	36	11	0.00
P24	C1	5,606	1,092	1,176	84	C	27	16	10	44	10	0.00

Total Not OTTI		63,824	17,279	16,008	(1,271)		540	16	12	35	12

Total Pooled TPS		$97,854	$35,051	$21,400	$(13,651)		888	16	13	38	12

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Single Issuer TPS:
S1		$2,000	$1,952	$1,445	$(507)	BB	1
S2		2,000	1,918	1,513	(405)	BBB	1
S3		1,000	955	1,009	54	BB-	1
S4		2,000	2,000	1,886	(114)	BB-	1
S5		1,000	999	730	(269)	BB	1
S6		1,300	1,321	1,310	(11)	BB	1

Total Single Issuer TPS		$9,300	$9,145	$7,893	$(1,252)		6

Total TPS		$107,154	$44,196	$29,293	$(14,903)		894

(1)	Some current deferrals are expected to cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $182,926 as of September 30, 2012 is highly rated with an average entity specific rating of AA and 100.0% of the portfolio rated A or better. General obligation bonds comprise 99.5% of the portfolio. Geographically, the municipal bonds support the Corporation’s footprint as 77.9% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $1,011. In addition to the strong stand-alone ratings, 74.7% of the municipalities have purchased credit enhancement insurance to strengthen the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. At the time of purchase, these securities were all rated AAA, with an original average loan-to-value (LTV) ratio of 66.1% and original average credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 2.0% to 7.0%. Since the time of these original purchases, all of which are classified as held to maturity, two holdings have been sold and one holding has been paid off. The Corporation acquired and retained $60 of non-agency CMOs from the acquisition of Omega Financial Corporation in 2008 and acquired $42,810 and retained $4,238 of non-agency CMOs from the Parkvale acquisition. These acquired and retained securities are classified as available for sale. Non-agency CMOs have a book value of $18,553 at September 30, 2012. Paydowns during the first nine months of 2012 amounted to $7,183, an annualized paydown rate of 33.4%. The credit support range at September 30, 2012 was 2.3% to 21.0%, due to paydowns, continued good credit performance and the sale of one non-agency CMO having a book value of $2,848 during the first quarter of 2012. National delinquencies, an early warning sign of potential default, have been increasing for the past five years. Overall, the rate of delinquencies on the Corporation’s holdings continued to increase modestly during 2012, but at a slower pace. All non-agency CMO holdings are current with regards to principal and interest.

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

The Corporation determines its credit-related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12—18 months. Based on the results of the analysis, the Corporation’s management has concluded that one non-agency CMO incurred a credit-related loss of $119, which was recognized as an OTTI charge in the third quarter of 2012. The one non-agency CMO that incurred a credit-related loss in 2011 was sold in March 2012 and resulted in a net loss on sale of $226, which was recognized in the first quarter of 2012.

The following table provides information relating to the Corporation’s non-agency CMOs as of September 30, 2012:

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %						%	Original	Original
Security	Original Year	Book Value (1)	S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day	% Foreclosure	% OREO	% Bankruptcy	Total Delinquency	% LTV	Credit Score
1	2003	$1,815	AAA	n/a	2.5	6.6	0.9	0.3	1.5	1.0	0.2	0.9	4.8	51.1	736
2	2003	1,503	AAA	n/a	4.3	17.4	3.1	0.6	2.0	5.4	0.8	1.3	13.2	55.1	709
3	2003	869	AAA	n/a	2.0	7.4	1.1	0.0	1.2	3.7	0.0	0.2	6.2	46.8	740
4	2003	890	AAA	n/a	2.7	20.1	1.2	0.0	1.2	2.3	1.6	2.0	8.3	48.3	n/a
5	2003	2,925	BBB+	n/a	2.5	5.4	0.6	0.2	0.3	1.6	0.0	1.7	4.4	50.5	731
6	2004	2,722	AAA	Ba3	7.0	21.0	2.4	1.1	1.7	11.7	0.2	3.5	20.5	54.9	690
7	2004	1,762	AA+	n/a	5.3	10.4	0.3	1.1	3.1	4.0	0.0	0.8	9.3	45.6	732
8	2004	831	n/a	A1	2.5	10.0	0.0	0.0	0.0	5.2	0.0	0.0	5.2	54.3	733
9	2004	1,277	AAA	Baa2	4.4	9.6	1.3	0.1	0.7	3.5	0.4	1.0	6.9	54.2	733
10	2005	3,934	CCC	Caa1	5.1	2.3	4.3	1.5	8.8	9.6	0.7	3.0	27.9	65.1	705

		$18,528			4.0	9.9								54.6	718

(1)	One acquired available for sale non-agency CMO with a September 30, 2012 book value of $25 is not included in the above table. The bond rating at acquisition was AAA and is now Baa2. This non-agency CMO is current with regards to principal and interest.

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

At September 30, 2012 and December 31, 2011, the Corporation’s FHLB stock totaled $28,260 and $23,516, respectively, and is included in other assets on the balance sheet. The increase is a result of the Parkvale acquisition. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value.

The Corporation periodically evaluates its FHLB investment for possible impairment based on, among other things, the capital adequacy of the FHLB and its overall financial condition. The Federal Housing Finance Agency, the regulator of the FHLB, requires it to maintain a total capital-to-assets ratio of at least 4.0%. At June 30, 2012, the FHLB’s capital ratio of 6.8% exceeded the regulatory requirement. Failure by the FHLB to meet this regulatory capital requirement would require an in-depth analysis of other factors including:

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

•

the FHLB’s commitment to make payments taking into account its ability to meet statutory and regulatory payment obligations and the level of such payments in relation to the FHLB's operating performance; and

•	the prospects of amendments to laws that affect the rights and obligations of the FHLB.

At September 30, 2012, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	September 30, 2012	December 31, 2011
Commercial real estate	$2,597,029	$2,341,646
Commercial real estate – FL	71,887	154,081
Commercial and industrial	1,532,366	1,363,692
Commercial leases	127,065	110,795

Total commercial loans and leases	4,328,347	3,970,214
Direct installment	1,128,310	1,029,187
Residential mortgages	1,121,237	670,936
Indirect installment	583,939	540,789
Consumer lines of credit	780,155	607,280
Other	37,462	38,261

	$7,979,450	$6,856,667

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

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania and northeastern Ohio. The portfolio also includes commercial real estate loans in Florida, of which 24.8% were land-related as of September 30, 2012. Additionally, the portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $163,954 or 2.1% of total loans as of September 30, 2012, compared to $163,856 or 2.4% of total loans as of December 31, 2011. Due to the relative size of the consumer finance loan portfolio and the lower risk profile relative to the Florida loans, they are not segregated from other consumer loans.

As of September 30, 2012, approximately 46% of the commercial real estate loans, including those in Florida, were owner-occupied, while the remaining 54% were non-owner-occupied. As of September 30, 2012 and December 31, 2011, the Corporation had commercial construction loans of $190,309 and $210,098, respectively, representing 2.4% and 3.1% of total loans, respectively.

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

Following are provisional amounts recognized for PCI loans identified in the Corporation’s acquisition of Parkvale:

At Acquisition
Contractually required principal and interest	$8,989
Contractual cash flows not expected to be collected (non-accretable difference)	2,835

Expected cash flows	6,154
Interest component of expected cash flows (accretable difference)	589

Fair value	$5,565

Following is additional information about PCI loans identified in the Corporation’s acquisition of Parkvale:

	At Acquisition	September 30, 2012
Outstanding balance	$8,989	$9,191
Carrying amount	5,565	5,344
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	—
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Contractual Receivable	Non-Accretable Difference	Expected Cash Flows	Accretable Yield	Carrying Amount
For the Nine Months Ended September 30, 2012
Balance at beginning of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839
Acquisitions	8,989	(2,835)	6,154	(589)	5,565
Accretion	—	—	—	3,320	3,320
Payments received	(4,095)	—	(4,095)	—	(4,095)
Reclass from non-accretable difference	—	1,476	1,476	(1,476)	—
Disposals/transfers	(3,543)	2,798	(745)	31	(714)
Contractual interest	2,368	(2,368)	—	—	—

Balance at end of period	$55,412	$(34,306)	$21,106	$(1,191)	$19,915

For the Year Ended December 31, 2011
Balance at beginning of period	$20,356	$(15,589)	$4,767	$(791)	$3,976
Acquisitions	38,890	(19,401)	19,489	(2,025)	17,464
Accretion	—	—	—	903	194
Payments received	(4,784)	—	(4,784)	—	(4,075)
Reclass from non-accretable difference	—	709	709	(709)	—
Disposals/transfers	(6,128)	4,263	(1,865)	145	(1,720)
Contractual interest	3,359	(3,359)	—	—	—

Balance at end of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839

The accretion in the table above includes $1,476 in 2012 and $709 in 2011 that primarily represents payoffs received on certain loans in excess of expected cash flows. This accretion was recorded as interest income in the Consolidated Statements of Comprehensive Income.

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

Following is a summary of non-performing assets:

	September 30, 2012	December 31, 2011
Non-accrual loans	$69,986	$94,335
Troubled debt restructurings	12,957	11,893

Total non-performing loans	82,943	106,228
Other real estate owned (OREO)	35,613	34,719

Total non-performing loans and OREO	118,556	140,947
Non-performing investments	2,754	8,972

Total non-performing assets	$121,310	$149,919

	September 30, 2012	December 31, 2011
Asset quality ratios:
Non-performing loans as a percent of total loans	1.04%	1.55%
Non-performing loans + OREO as a percent of total loans + OREO	1.48%	2.05%
Non-performing assets as a percent of total assets	1.01%	1.53%

Following is an age analysis of the Corporation’s past due loans, by class:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans
September 30, 2012
Commercial real estate	$17,757	$11,443	$37,644	$66,844	$2,530,185	$2,597,029
Commercial real estate – FL	—	—	13,974	13,974	57,913	71,887
Commercial and industrial	2,852	1,069	6,564	10,485	1,521,881	1,532,366
Commercial leases	1,032	44	1,141	2,217	124,848	127,065

Total commercial loans and leases	21,641	12,556	59,323	93,520	4,234,827	4,328,347
Direct installment	9,932	3,175	3,087	16,194	1,112,116	1,128,310
Residential mortgages	20,235	24,824	2,587	47,646	1,073,591	1,121,237
Indirect installment	4,495	374	1,054	5,923	578,016	583,939
Consumer lines of credit	2,027	831	435	3,293	776,862	780,155
Other	11	12	3,500	3,523	33,939	37,462

	$58,341	$41,772	$69,986	$170,099	$7,809,351	$7,979,450

December 31, 2011
Commercial real estate	$13,868	$9,612	$37,134	$60,614	$2,281,032	$2,341,646
Commercial real estate – FL	—	—	39,122	39,122	114,959	154,081
Commercial and industrial	2,164	690	6,956	9,810	1,353,882	1,363,692
Commercial leases	1,102	5	1,084	2,191	108,604	110,795

Total commercial loans and leases	17,134	10,307	84,296	111,737	3,858,477	3,970,214
Direct installment	8,228	3,614	2,525	14,367	1,014,820	1,029,187
Residential mortgages	14,492	3,342	2,443	20,277	650,659	670,936
Indirect installment	5,031	282	918	6,231	534,558	540,789
Consumer lines of credit	1,253	586	653	2,492	604,788	607,280
Other	36	—	3,500	3,536	34,725	38,261

	$46,174	$18,131	$94,335	$158,640	$6,698,027	$6,856,667

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition

Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

Following is a table showing commercial loans by credit quality category:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
September 30, 2012
Commercial real estate	$2,397,479	$62,324	$134,300	$2,926	$2,597,029
Commercial real estate – FL	41,826	12,078	15,593	2,390	71,887
Commercial and industrial	1,456,976	16,579	58,407	404	1,532,366
Commercial leases	122,672	328	4,065	—	127,065

	$4,018,953	$91,309	$212,365	$5,720	$4,328,347

December 31, 2011
Commercial real estate	$2,127,334	$73,701	$139,578	$1,033	$2,341,646
Commercial real estate – FL	70,802	16,002	67,277	—	154,081
Commercial and industrial	1,275,230	49,282	38,171	1,009	1,363,692
Commercial leases	105,631	3,362	1,802	—	110,795

	$3,578,997	$142,347	$246,828	$2,042	$3,970,214

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing consumer and other loans by payment status:

	Consumer and Other Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
September 30, 2012
Direct installment	$1,121,496	$6,814	$1,128,310
Residential mortgages	1,110,302	10,935	1,121,237
Indirect installment	582,817	1,122	583,939
Consumer lines of credit	779,628	527	780,155
Other	33,962	3,500	37,462

December 31, 2011
Direct installment	$1,022,025	$7,162	$1,029,187
Residential mortgages	661,392	9,544	670,936
Indirect installment	539,810	979	540,789
Consumer lines of credit	606,533	747	607,280
Other	34,761	3,500	38,261

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

Following is a summary of information pertaining to loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Nine Months Ended September 30, 2012
With no specific allowance recorded:
Commercial real estate	$31,310	$39,078	$—	$30,879	$175
Commercial real estate – FL	4,422	8,798	—	8,844	—
Commercial and industrial	6,910	10,399	—	6,657	47
Commercial leases	1,141	1,141	—	1,201	—

Total commercial loans and leases	43,783	59,416	—	47,581	222
Direct installment	4,316	4,500	—	5,744	104
Residential mortgages	6,908	7,017	—	8,388	156
Indirect installment	1,116	2,366	—	1,126	14
Consumer lines of credit	435	460	—	433	4
Other	3,500	3,500	—	3,500	—

With a specific allowance recorded:
Commercial real estate	6,869	6,869	2,001	7,404	107
Commercial real estate – FL	9,553	17,347	2,389	9,977	—
Commercial and industrial	593	593	327	1,910	4
Commercial leases	—	—	—	—	—

Total commercial loans and leases	17,015	24,809	4,717	19,291	111
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Other	—	—	—	—	—

Total:
Commercial real estate	38,179	45,947	2,001	38,283	282
Commercial real estate – FL	13,975	26,145	2,389	18,821	—
Commercial and industrial	7,503	10,992	327	8,567	51
Commercial leases	1,141	1,141	—	1,201	—

Total commercial loans and leases	60,798	84,225	4,717	66,872	333
Direct installment	4,316	4,500	—	5,744	104
Residential mortgages	6,908	7,017	—	8,388	156
Indirect installment	1,116	2,366	—	1,126	14
Consumer lines of credit	435	460	—	433	4
Other	3,500	3,500	—	3,500	—

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment	Interest Income Recognized
At or For the Year Ended December 31, 2011
With no specific allowance recorded:
Commercial real estate	$28,163	$32,476	$—	$31,432	$151
Commercial real estate – FL	28,721	46,162	—	29,630	33
Commercial and industrial	4,228	4,971	—	4,610	17
Commercial leases	1,084	1,084	—	1,217	—

Total commercial loans and leases	62,196	84,693	—	66,889	201
Direct installment	7,162	7,522	—	7,530	207
Residential mortgages	9,544	9,839	—	10,278	175
Indirect installment	979	1,071	—	973	24
Consumer lines of credit	747	761	—	947	8
Other	3,500	3,500	—	1,750	—
With a specific allowance recorded:
Commercial real estate	8,403	8,423	2,482	8,875	32
Commercial real estate – FL	10,401	18,195	2,389	16,559	21
Commercial and industrial	3,588	3,750	2,276	3,603	20
Commercial leases	—	—	—	—	—

Total commercial loans and leases	22,392	30,368	7,147	29,037	73
Direct installment	—	—	—	—	—
Residential mortgages	—	—	—	—	—
Indirect installment	—	—	—	—	—
Consumer lines of credit	—	—	—	—	—
Other	—	—	—	—	—
Total:
Commercial real estate	36,566	40,899	2,482	40,307	183
Commercial real estate – FL	39,122	64,357	2,389	46,189	54
Commercial and industrial	7,816	8,721	2,276	8,213	37
Commercial leases	1,084	1,084	—	1,217	—

Total commercial loans and leases	84,588	115,061	7,147	95,926	274
Direct installment	7,162	7,522	—	7,530	207
Residential mortgages	9,544	9,839	—	10,278	175
Indirect installment	979	1,071	—	973	24
Consumer lines of credit	747	761	—	947	8
Other	3,500	3,500	—	1,750	—

The above tables do not include PCI loans totaling $19,915 and $15,839 at September 30, 2012 and December 31, 2011, respectively.

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

Following is a summary of the composition of total TDRs:

	September 30, 2012	December 31, 2011
Accruing:
Performing	$11,292	$10,130
Non-performing	12,957	11,893
Non-accrual	10,890	10,827

	$35,139	$32,850

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the first nine months of 2012, the Corporation returned to performing status $5,552 in restructured loans, the majority of which were secured by residential mortgages that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses estimate.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $53 and $41 at September 30, 2012 and December 31, 2011, respectively and pooled reserves for individual loans under $500 of $348 and $0 for those same periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,100 and $847 at September 30, 2012 and December 31, 2011, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	13	$2,183	$2,245	16	$2,341	$2,971
Commercial real estate – FL	—	—	—	—	—	—
Commercial and industrial	4	51	48	7	254	123
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	17	2,234	2,293	23	2,595	3,094
Direct installment	50	237	228	229	1,597	1,557
Residential mortgages	15	934	996	39	2,085	2,266
Indirect installment	4	30	30	17	105	97
Consumer lines of credit	2	2	3	4	5	5
Other	—	—	—	—	—	—

	88	$3,437	$3,550	312	$6,387	$7,019

	Three Months Ended September 30, 2011			Nine Months Ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	6	$1,135	$1,102	9	$4,400	$4,310
Commercial real estate – FL	—	—	—	—	—	—
Commercial and industrial	7	289	264	8	328	301
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	13	1,424	1,366	17	4,728	4,611
Direct installment	106	1,182	1,159	258	3,019	2,961
Residential mortgages	19	1,106	1,106	72	5,043	5,043
Indirect installment	5	4	4	16	41	41
Consumer lines of credit	2	3	2	2	3	2
Other	—	—	—	—	—	—

	145	$3,719	$3,637	365	$12,834	$12,658

Following is a summary of TDRs, by class of loans, for which there was a payment default during the periods indicated, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended September 30, 2012 (1)		Nine Months Ended September 30, 2012 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial real estate – FL	—	—	—	—
Commercial and industrial	—	—	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	—	—
Direct installment	21	138	27	165
Residential mortgages	1	25	3	208
Indirect installment	2	6	3	8
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	24	$169	33	$381

	Three Months Ended September 30, 2011 (1)		Nine Months Ended September 30, 2011 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	1	$240	4	$2,390
Commercial real estate – FL	—	—	—	—
Commercial and industrial	—	—	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	1	240	4	2,390
Direct installment	—	—	18	301
Residential mortgages	—	—	2	20
Indirect installment	—	—	2	4
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	1	$240	26	$2,715

(1) The recorded investment is as of period end.

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

During the first quarter of 2012, the Corporation adjusted its methodology for calculating the allowance for loan losses to refine the supporting calculations. The minimum threshold for individual commercial relationships evaluated for impairment and specific valuation under ASC 310 is $500. The historical loss period for commercial loan loss rate analysis was adjusted to utilize a full 3-year period migration model. These changes along with related higher loss rates for commercial loans under $500 resulted in a slight increase in the overall allowance for loan losses. The changes appropriately reflect inherent loss in the portfolio during this recovery stage of the current economic cycle. The 3-year period captures both a steep economic decline and a moderate recovery, which best reflects losses inherent in the portfolio.

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

Following are summaries of changes in the allowance for loan losses by loan class for the periods indicated:

	Balance at Beginning of Period	Charge-Offs	Recoveries	Net Charge-Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2012
Commercial real estate	$29,989	$(1,364)	$186	$(1,178)	$(430)	$28,381
Commercial real estate – FL	8,491	(117)	1,189	1,072	(2,930)	6,633
Commercial and industrial	30,779	(3,746)	(19)	(3,765)	4,861	31,875
Commercial leases	1,674	(216)	78	(138)	214	1,750

Total commercial loans and leases	70,933	(5,443)	1,434	(4,009)	1,715	68,639
Direct installment	14,536	(1,985)	225	(1,760)	1,929	14,705
Residential mortgages	4,259	(3)	4	1	256	4,516
Indirect installment	5,666	(688)	158	(530)	539	5,675
Consumer lines of credit	5,266	(831)	37	(794)	1,556	6,028
Other	203	(270)	—	(270)	229	162
Purchased credit-impaired loans	784	—	—	—	2,205	2,989

	$101,647	$(9,220)	$1,858	$(7,362)	$8,429	$102,714

	Balance at Beginning of Period	Charge-Offs	Recoveries	Net Charge-Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2011
Commercial real estate	$34,215	$(1,569)	$143	$(1,426)	$112	$32,901
Commercial real estate – FL	20,018	(3,481)	—	(3,481)	3,941	20,478
Commercial and industrial	23,725	(694)	107	(587)	904	24,042
Commercial leases	1,273	(173)	28	(145)	289	1,417

Total commercial loans and leases	79,231	(5,917)	278	(5,639)	5,246	78,838
Direct installment	14,915	(1,920)	212	(1,708)	1,371	14,578
Residential mortgages	4,480	(233)	14	(219)	95	4,356
Indirect installment	5,705	(775)	121	(654)	594	5,645
Consumer lines of credit	4,796	(285)	97	(188)	774	5,382
Other	97	(599)	23	(576)	493	14
Purchased credit-impaired loans	—	—	—	—	—	—

	$109,224	$(9,729)	$745	$(8,984)	$8,573	$108,813

Nine Months Ended September 30, 2012
Commercial real estate	$30,337	$(3,804)	$436	$(3,368)	$1,412	$28,381
Commercial real estate – FL	12,946	(929)	1,198	269	(6,582)	6,633
Commercial and industrial	25,476	(7,086)	349	(6,737)	13,136	31,875
Commercial leases	1,556	(509)	177	(332)	526	1,750

Total commercial loans and leases	70,315	(12,328)	2,160	(10,168)	8,492	68,639
Direct installment	14,814	(5,908)	721	(5,187)	5,078	14,705
Residential mortgages	4,437	(644)	127	(517)	596	4,516
Indirect installment	5,503	(2,128)	433	(1,695)	1,867	5,675
Consumer lines of credit	5,447	(1,585)	146	(1,439)	2,020	6,028
Other	146	(716)	—	(716)	732	162
Purchased credit-impaired loans	—	(254)	—	(254)	3,243	2,989

	$100,662	$(23,563)	$3,587	$(19,976)	$22,028	$102,714

Nine Months Ended September 30, 2011
Commercial real estate	$32,439	$(4,995)	$337	$(4,658)	$5,120	$32,901
Commercial real estate – FL	17,485	(4,761)	—	(4,761)	7,754	20,478
Commercial and industrial	24,682	(3,016)	242	(2,774)	2,134	24,042
Commercial leases	1,070	(378)	58	(320)	667	1,417

Total commercial loans and leases	75,676	(13,150)	637	(12,513)	15,675	78,838
Direct installment	14,941	(6,422)	646	(5,776)	5,413	14,578
Residential mortgages	4,578	(640)	45	(595)	373	4,356
Indirect installment	5,941	(2,312)	415	(1,897)	1,601	5,645
Consumer lines of credit	4,743	(1,103)	184	(919)	1,558	5,382
Other	241	(1,005)	46	(959)	732	14
Purchased credit-impaired loans	—	—	—	—	—	—

	$106,120	$(24,632)	$1,973	$(22,659)	$25,352	$108,813

Following are summaries of the individual and collective allowance for loan losses and corresponding loan balances by class for the periods indicated:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2012
Commercial real estate	$2,001	$28,169	$2,597,029	$15,419	$2,581,610
Commercial real estate – FL	2,389	4,244	71,887	23,354	48,533
Commercial and industrial	327	32,448	1,532,366	6,185	1,526,181
Commercial leases	—	1,750	127,065	—	127,065

Total commercial loans and leases	4,717	66,611	4,328,347	44,958	4,283,389
Direct installment	—	15,005	1,128,310	—	1,128,310
Residential mortgages	—	4,516	1,121,237	—	1,121,237
Indirect installment	—	5,675	583,939	—	583,939
Consumer lines of credit	—	6,028	780,155	—	780,155
Other	—	162	37,462	—	37,462

	$4,717	$97,997	$7,979,450	$44,958	$7,934,492

December 31, 2011
Commercial real estate	$2,482	$27,855	$2,341,646	$36,566	$2,305,080
Commercial real estate – FL	2,389	10,557	154,081	39,122	114,959
Commercial and industrial	2,276	23,200	1,363,692	7,816	1,355,876
Commercial leases	—	1,556	110,795	—	110,795

Total commercial loans and leases	7,147	63,168	3,970,214	83,504	3,886,710
Direct installment	—	14,814	1,029,187	—	1,029,187
Residential mortgages	—	4,437	670,936	—	670,936
Indirect installment	—	5,503	540,789	—	540,789
Consumer lines of credit	—	5,447	607,280	—	607,280
Other	—	146	38,261	—	38,261

	$7,147	$93,515	$6,856,667	$83,504	$6,773,163

BORROWINGS

Following is a summary of short-term borrowings:

	September 30, 2012	December 31, 2011
Securities sold under repurchase agreements	$885,749	$646,660
Federal funds purchased	—	60,000
Subordinated notes	133,662	134,634
Other short-term borrowings	—	10,000

	$1,019,411	$851,294

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	September 30, 2012	December 31, 2011
Federal Home Loan Bank advances	$91	$100
Subordinated notes	80,917	78,246
Other subordinated debt	8,903	9,062
Convertible debt	590	608

	$90,501	$88,016

The Corporation’s banking affiliate has available credit with the FHLB of $2,710,587 of which $91 was used as of September 30, 2012. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 3.78% to 4.19% for the nine months ended September 30, 2012 and 0.99% to 4.79% for the year ended December 31, 2011.

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

The following table provides information relating to the Trusts as of September 30, 2012:

	F.N.B. Statutory Trust I	F.N.B. Statutory Trust II	Omega Financial Capital Trust I	Sun Bancorp Statutory Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,964	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Interest rate	3.71%	2.04%	2.65%	10.20%
	variable; LIBOR plus 325 basis points	variable; LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

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

In accordance with the requirements of ASU No. 2011-04, the Corporation made an accounting policy election to use the portfolio exception with respect to measuring derivative instruments, consistent with the guidance in ASC 820. The Corporation further documents that it meets the criteria for this exception as follows:

•

The Corporation manages credit risk for its derivative positions on a counterparty-by-counterparty basis, consistent with its risk management strategy for such transactions. The Corporation manages credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in its master netting arrangements and credit support annex documentation with each individual counterparty. Review of credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions.

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

At September 30, 2012, the Corporation was party to 243 swaps with customers with notional amounts totaling $790,110 and 243 swaps with derivative counterparties with notional amounts totaling $790,110. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest Rate Products:
Asset derivatives	Other assets	$62,223	$52,857
Liability derivatives	Other liabilities	62,230	52,904

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Nine Months Ended
	Statement	September 30,
	Location	2012	2011
Interest Rate Products	Other income	$40	$(475)

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of September 30, 2012, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $63,583. At September 30, 2012, the Corporation has posted collateral with derivative counterparties with a fair value of $63,753, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $2,654 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at September 30, 2012 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	September 30, 2012	December 31, 2011
Commitments to extend credit	$2,557,030	$1,943,889
Standby letters of credit	131,552	113,268

At September 30, 2012, funding of 78.7% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management's credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

On June 5, 2012, the Corporation was named as a defendant in a purported class action lawsuit entitled Ord v. F.N.B. Corporation, Civil Action No. 2:12-cv-00766-AJS, filed in the United States District Court for the Western District of Pennsylvania (the Ord Action). The Ord Action alleged state law claims related to FNBPA’s order of posting ATM and debit card transactions and the assessment of overdraft fees on deposit customer accounts. The Ord Action was previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012. On August 14, 2012, FNBPA was named as a defendant in a purported class action lawsuit entitled Clarey v. First National Bank of Pennsylvania, Civil Action No. GD-12-014512, filed in the Court of Common Pleas of Allegheny County, Pennsylvania (the Clarey Action). The Clarey action alleged claims and requested relief similar to the claims asserted and the relief sought in the Ord Action. On September 11, 2012, FNBPA removed the Clarey Action to the United States District Court for the Western District of Pennsylvania, Civil Action No. 2:12-cv-01305-AJS. On September 17, 2012, the plaintiffs in the Ord Action filed an amended complaint in which they added FNBPA as a defendant with the Corporation. On September 27, 2012, the United States District Court for the Western District of Pennsylvania consolidated the Ord and Clarey Actions at Civil Action No. 2:12-cv-00766-AJS.

On October 19, 2012, the parties to the Ord and Clarey actions participated in a mediation required pursuant to the local rules of the court. On October 22, 2012, the parties filed a Joint Motion to Stay Pending Settlement Approval requesting that the court stay all proceedings due to the parties having reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the Ord and Clarey Actions on a class-wide basis. The proposed settlement contemplates that, in return for a full and complete release of claims by the plaintiffs and the settlement class members, FNBPA will create a settlement fund of $3,000 for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses. Amounts related to the proposed settlement were accrued for in October 2012. The proposed settlement is subject to preliminary and final court approval.

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the nine months ended September 30, 2012 and 2011, the Corporation issued 275,674 and 384,847 restricted stock awards with aggregate weighted average grant date fair values of $3,384 and $3,888, respectively, under these Plans. As of September 30, 2012, the Corporation had available up to 3,206,839 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $2,634 and $3,200 for the nine months ended September 30, 2012 and 2011, the tax benefit of which was $922 and $1,120, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2012		2011
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,846,115	$8.44	1,309,489	$8.52
Granted	275,674	12.28	384,847	10.10
Net adjustment due to performance	28,181	8.31	150,889	7.92
Vested	(168,361)	8.06	(172,030)	13.57
Forfeited	(166,018)	8.53	(1,397)	9.20
Dividend reinvestment	55,349	11.38	52,656	9.69

Unvested awards outstanding at end of period	1,870,940	9.12	1,724,454	8.36

The total fair value of awards vested was $2,068 and $1,767 for the nine months ended September 30, 2012 and 2011, respectively.

As of September 30, 2012, there was $5,840 of unrecognized compensation cost related to unvested restricted stock awards including $71 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of September 30, 2012 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	489,968	1,380,972	1,870,940
Unrecognized compensation expense	$1,708	$4,132	$5,840
Intrinsic value	$5,492	$15,481	$20,983
Weighted average remaining life (in years)	2.08	2.30	2.24

Stock Options

The Corporation did not grant stock options during the nine months ended September 30, 2012 or 2011. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 174,565 and 8,389 for the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2012		2011
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	586,020	$14.93	770,610	$14.28
Acquired from Parkvale	627,808	10.41	—	—
Exercised	(174,565)	8.80	(8,389)	2.68
Forfeited	(329,477)	13.74	(171,521)	12.52

Options outstanding and exercisable at end of period	709,786	12.99	590,700	14.96

The intrinsic value of outstanding and exercisable stock options at September 30, 2012 was $(992), since the fair value of the stock subject to the options was less than the exercise price.

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

In connection with the Parkvale acquisition, the warrant issued by Parkvale to the UST under the CPP has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. This warrant, which was recorded at its fair value on January 1, 2012, expires in 2018 and has an exercise price of $5.81 per share.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan that covered substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfied minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits were earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14,079, which had been amortized over the average period of future service of active employees of 13.5 years. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. The Corporation amended the RIP on October 20, 2010 to be frozen effective December 31, 2010, at which time the Corporation recognized the remaining previously unrecognized prior service credit of $10,543 as a reduction to expense.

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

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service cost	$13	$19	$47	$40
Interest cost	1,545	1,731	4,627	5,015
Expected return on plan assets	(2,034)	(1,996)	(5,902)	(5,651)
Amortization:
Unrecognized net transition asset	(24)	(24)	(70)	(69)
Unrecognized prior service cost (credit)	2	2	6	5
Unrecognized loss	484	286	1,378	844

Net periodic pension benefit cost	$14	$18	$86	$184

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $6,664 and $6,222 for the nine months ended September 30, 2012 and 2011, respectively.

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

The net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest cost	$9	$15	$33	$44
Amortization of unrecognized loss	(3)	3	3	5

Net periodic postretirement benefit cost	$6	$18	$36	$49

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

At September 30, 2012, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at September 30, 2012 based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$30,743	$23,773	$81,455	$63,310
Other comprehensive income:
Unrealized gains on securities:
Arising during the period, net of tax expense of $1,061, $171, $2,989 and $1,647	1,970	318	5,779	3,059
Less: reclassification adjustment for gains (losses) included in net income, net of tax (benefit) expense of $(65), $8, $124 and $50	120	(16)	(459)	(92)
Pension and postretirement amortization, net of tax expense of $161, $90, $461 and $279	299	166	856	517

Other comprehensive income	2,389	468	6,176	3,484

Comprehensive income	$33,132	$24,241	$87,631	$66,794

The reclassification adjustment for losses included in net income differs from the amount shown in the consolidated statement of comprehensive income because it does not include gains or losses realized on securities that were both purchased and then sold during the same period.

The accumulated balances related to each component of other comprehensive income (loss), net of tax are as follows:

September 30	2012	2011
Non-credit related loss on debt securities not expected to be sold	$(8,047)	$(8,800)
Unrealized net gain on other available for sale securities	9,872	7,880
Unrecognized pension and postretirement obligations	(40,797)	(29,328)

Accumulated other comprehensive loss	$(38,972)	$(30,248)

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income—basic earnings per share	$30,743	$23,773	$81,455	$63,310
Interest expense on convertible debt	5	5	15	15

Net income after assumed conversion—diluted earnings per share	$30,748	$23,778	$81,470	$63,325

Basic weighted average common shares outstanding	139,228,812	126,473,473	139,074,244	123,330,205
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,535,240	868,070	1,474,334	820,328

Diluted weighted average common shares outstanding	140,764,052	127,341,543	140,548,578	124,150,533

Basic earnings per share	$0.22	$0.19	$0.59	$0.51

Diluted earnings per share	$0.22	$0.19	$0.58	$0.51

For the three months ended September 30, 2012 and 2011, 168,227 and 503,727 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive. For the nine months ended September 30, 2012 and 2011, 156,983 and 404,164 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Nine Months Ended September 30	2012	2011
Interest paid on deposits and other borrowings	$42,227	$58,326
Income taxes paid	7,250	8,000
Transfers of loans to other real estate owned	12,086	18,269
Financing of other real estate owned sold	701	472

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2012
Interest income	$97,364	$—	$27	$8,860	$1,505	$107,756
Interest expense	10,912	—	—	869	2,444	14,225
Net interest income	86,452	—	27	7,991	(939)	93,531
Provision for loan losses	6,826	—	—	1,421	182	8,429
Non-interest income	25,048	6,006	3,602	590	(433)	34,813
Non-interest expense	61,820	4,844	2,947	4,829	400	74,840
Intangible amortization	2,056	80	106	—	—	2,242
Income tax expense (benefit)	11,456	396	204	888	(854)	12,090
Net income (loss)	29,342	686	372	1,443	(1,100)	30,743
Total assets	11,803,432	19,075	19,281	170,304	(27,201)	11,984,891
Total intangibles	693,029	11,392	11,033	1,809	—	717,263

At or for the Three Months Ended September 30, 2011
Interest income	$88,291	$3	$31	$8,662	$1,715	$98,702
Interest expense	14,798	—	—	1,053	2,449	18,300
Net interest income	73,493	3	31	7,609	(734)	80,402
Provision for loan losses	7,005	—	—	1,353	215	8,573
Non-interest income	22,033	5,653	3,143	509	(1,708)	29,630
Non-interest expense	55,562	4,402	2,842	4,411	192	67,409
Intangible amortization	1,617	84	107	—	—	1,808
Income tax expense (benefit)	8,230	426	82	896	(1,165)	8,469
Net income (loss)	23,112	744	143	1,458	(1,684)	23,773
Total assets	9,755,499	19,869	18,435	171,312	(13,771)	9,951,344
Total intangibles	575,300	11,716	11,458	1,809	—	600,283

At or for the Nine Months Ended September 30, 2012
Interest income	$293,756	$4	$85	$25,888	$4,595	$324,328
Interest expense	35,130	—	—	2,736	7,529	45,395
Net interest income	258,626	4	85	23,152	(2,934)	278,933
Provision for loan losses	17,215	—	—	4,218	595	22,028
Non-interest income	72,904	17,889	10,072	1,674	(3,203)	99,336
Non-interest expense	196,510	14,587	8,658	14,016	1,574	235,345
Intangible amortization	6,334	240	318	—	—	6,892
Income tax expense (benefit)	31,882	1,117	420	2,530	(3,400)	32,549
Net income (loss)	79,589	1,949	761	4,062	(4,906)	81,455
Total assets	11,803,432	19,075	19,281	170,304	(27,201)	11,984,891
Total intangibles	693,029	11,392	11,033	1,809	—	717,263

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2011
Interest income	$264,281	$9	$97	$25,224	$4,617	$294,228
Interest expense	46,910	—	—	3,234	7,705	57,849
Net interest income	217,371	9	97	21,990	(3,088)	236,379
Provision for loan losses	20,653	—	—	4,337	362	25,352
Non-interest income	62,840	17,959	9,702	1,580	(4,761)	87,320
Non-interest expense	169,938	13,984	8,905	13,116	791	206,734
Intangible amortization	4,838	251	320	—	—	5,409
Income tax expense (benefit)	22,561	1,344	208	2,348	(3,567)	22,894
Net income (loss)	62,221	2,389	366	3,769	(5,435)	63,310
Total assets	9,755,499	19,869	18,435	171,312	(13,771)	9,951,344
Total intangibles	575,300	11,716	11,458	1,809	—	600,283

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or nonrecurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2012, 97% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Level 3 CDOs could be subject to sensitivities in market risks that may cause the discount rates on these instruments to vary from those currently utilized to determine fair value. These discount rates vary today, but typically range between 15% - 20% over the coupon rate of the specific security. The valuations are somewhat sensitive to changes in the discount rate. For example, each 1% change in the discount rate will alter the fair value of these debt obligations by approximately $3,000 or 4% of the total book value. Factors that could influence the discount rate include: the overall health of the economy, the current and projected health of the banking system and its impact upon banks capital strategies, access to capital markets for the underlying debt issuers and regulatory matters. Generally, in an improving economy the health of the banking system should be improving and capital market access would be open, thus reducing market risk premiums and therefore discount rates for these instruments. Conversely, the opposite is true, a weakening economy puts pressure on the banking system and the financial health of banks. The Corporation takes all these factors into consideration when establishing a fair value for these Level 3 obligations.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2012, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2012
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$327,305	$—	$327,305
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	297,181	—	297,181
Agency collateralized mortgage obligations	—	410,875	—	410,875
Non-agency collateralized mortgage obligations	—	26	2,965	2,991
States of the U.S. and political subdivisions	—	28,554	—	28,554
Collateralized debt obligations	—	—	20,700	20,700
Other debt securities	—	16,677	6,583	23,260

	—	1,080,618	30,248	1,110,866

Available for sale equity securities:
Financial services industry	346	1,093	490	1,929
Insurance services industry	44	—	—	44

	390	1,093	490	1,973

	390	1,081,711	30,738	1,112,839
Derivative financial instruments	—	62,223	—	62,223

	$390	$1,143,934	$30,738	$1,175,062

Liabilities measured at fair value:
Derivative financial instruments	—	$62,230	—	$62,230

	—	$62,230	—	$62,230

	Level 1	Level 2	Level 3	Total
December 31, 2011
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$231,829	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	171,611	—	171,611
Agency collateralized mortgage obligations	—	183,729	—	183,729
Non-agency collateralized mortgage obligations	—	30	—	30
States of the U.S. and political subdivisions	—	40,350	—	40,350
Collateralized debt obligations	—	—	5,998	5,998
Other debt securities	—	—	5,197	5,197

	—	627,549	11,195	638,744

Available for sale equity securities:
Financial services industry	378	1,004	408	1,790
Insurance services industry	37	—	—	37

	415	1,004	408	1,827

	415	628,553	11,603	640,571
Derivative financial instruments	—	52,857	—	52,857

	$415	$681,410	$11,603	$693,428

Liabilities measured at fair value:
Derivative financial instruments	—	$52,904	—	$52,904

	—	$52,904	—	$52,904

During the first nine months of 2012 and 2011, there were no transfers of assets or liabilities between the hierarchy levels.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Nine Months Ended September 30, 2012
Balance at beginning of period	$5,998	$5,197	$408	$—	$11,603
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	(338)	425	82	40	209
Accretion included in earnings	1,973	7	—	17	1,997
Purchases, issuances, sales and settlements:
Purchases in Parkvale acquisition	16,569	954	—	4,230	21,753
Issuances	35	—	—	—	35
Sales/redemptions	(2,542)	—	—	—	(2,542)
Settlements	(995)	—	—	(1,322)	(2,317)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$20,700	$6,583	$490	$2,965	$30,738

Year Ended December 31, 2011
Balance at beginning of period	$5,974	$11,245	$375	$—	$17,594
Total gains (losses) – realized/unrealized:
Included in earnings	(37)	(48)	—	—	(85)
Included in other comprehensive income	61	94	33	—	188
Accretion included in earnings	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	—	(6,094)	—	—	(6,094)
Settlements	—	—	—	—	—
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$5,998	$5,197	$408	$—	$11,603

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

For the nine months ended September 30, 2012 and 2011, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. For 2011, the amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of year-end was $37. These losses are included in net impairment losses on securities reported as a component of non-interest income.

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

	Level 1	Level 2	Level 3	Total
September 30, 2012
Impaired loans	$—	$2,521	$11,266	$13,787
Other real estate owned	—	5,582	11,668	17,250

December 31, 2011
Impaired loans	—	5,034	12,293	17,327
Other real estate owned	—	3,118	16,261	19,379

Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2012 had a carrying amount of $17,015 and an allocated allowance for loan losses of $4,717 at September 30, 2012. The allocated allowance is based on fair value of $13,787 less estimated costs to sell of $1,489. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $2,018 which was included in the provision for loan losses for the nine months ended September 30, 2012.

OREO with a carrying amount of $18,469 was written down to $15,169 (fair value of $17,250 less estimated costs to sell of $2,081), resulting in a loss of $3,300, which was included in earnings for the nine months ended September 30, 2012.

Fair Value of Financial Instruments

The estimated fair values of the Corporation's financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2012
Financial Assets
Cash and cash equivalents	$367,594	$367,594	$367,594	$—	$—
Securities available for sale	1,112,839	1,112,839	390	1,081,711	30,738
Securities held to maturity	1,151,743	1,196,359	—	1,178,623	17,736
Net loans, including loans held for sale	7,898,311	7,811,271	—	—	7,811,271
Bank owned life insurance	239,615	251,170	251,170	—	—
Accrued interest receivable	31,889	31,889	31,889	—	—

Financial Liabilities
Deposits	9,125,823	9,168,838	6,500,005	2,668,833	—
Short-term borrowings	1,019,411	1,019,411	1,019,411	—	—
Long-term debt	90,501	93,507	—	—	93,507
Junior subordinated debt	204,006	172,353	—	—	172,353
Accrued interest payable	9,473	9,473	9,473	—	—

December 31, 2011
Financial Assets
Cash and cash equivalents	$208,953	$208,953
Securities available for sale	640,571	640,571
Securities held to maturity	917,212	952,033
Net loans, including loans held for sale	6,770,280	6,829,830
Bank owned life insurance	208,927	214,921
Accrued interest receivable	25,930	25,930

Financial Liabilities
Deposits	7,289,768	7,315,948
Short-term borrowings	851,294	851,294
Long-term debt	88,016	90,632
Junior subordinated debt	203,967	167,608
Accrued interest payable	6,305	6,305

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

Bank Owned Life Insurance. The Corporation owns general account, separate account and hybrid account bank owned life insurance (BOLI). The fair value of the general account BOLI is based on the insurance contract cash surrender value. The separate account BOLI has a stable value protection (SVP) component that mitigates the impact of market value fluctuations of the underlying account assets. The SVP component guarantees the book value, which is the insurance contract cash surrender value. The hybrid account BOLI also has a guaranteed book value, except it does not require a stable value protection component. Instead, the insurance carrier incurs the investment return risk, which is imbedded in their fee structure.

If the Corporation’s separate account and hybrid account BOLI book value exceeds the market value of the underlying securities, then the fair value of the separate account and hybrid account BOLI is the cash surrender value. If the Corporation’s separate account and hybrid account BOLI book value is less than the market value of the underlying securities, then the fair value of the separate account and hybrid account BOLI is the quoted market price of the underlying securities.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month and nine-month periods ended September 30, 2012. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012. The Corporation’s results of operations for the nine months ended September 30, 2012 are not necessarily indicative of results to be expected for the year ending December 31, 2012.

IMPORTANT CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The Corporation makes statements in this Report, and may from time to time make other statements, regarding its outlook or expectations for earnings, revenues, expenses, capital levels, liquidity levels, asset levels, asset quality and other matters regarding or affecting F.N.B. Corporation and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time. Although the Corporation believes that the assumptions made in connection with the forward-looking statements are reasonable, it cannot assume that its assumptions and expectations are correct.

Forward-looking statements speak only as of the date made. The Corporation does not assume any duty and does not undertake to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance.

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	Actions by the FRB, UST and other government agencies, including those that impact money supply and market interest rates.

•	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or failure of the current moderate economic recovery and persistence or worsening levels of unemployment.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and to Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general and rapid technological developments and changes. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	Increased competition, whether due to consolidation among financial institutions; realignments or consolidation of branch offices, legal and regulatory developments, industry restructuring or other causes, can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues.

•	The pending ANNB acquisition presents the following risk factors, among others, that could cause actual results to differ materially from forward-looking statements or historical performance: (i) ability to obtain regulatory approvals and meet closing conditions of the merger transaction, including approval by ANNB shareholders, on the expected terms and schedule; (ii) delay in closing the ANNB merger; (iii) difficulties experienced by the Corporation in expanding into a new market area, including retention of customers and key personnel of ANNB and its subsidiary, BankAnnapolis; (iv) difficulties and delays in integrating the Corporation and ANNB businesses or fully realizing costs and other benefits; (v) business disruption following the ANNB merger; (vi) changes in asset quality and credit risk; (vii) inability to sustain revenue and earnings growth; (viii) changes in interest rates and capital markets; (ix) inflation; and (x) customer acceptance of the Corporation’s products and services.

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities or international hostilities through their impacts on the economy and financial markets.

The Corporation provides greater detail regarding some of these factors in its 2011 Annual Report on Form 10-K filed with the SEC on February 28, 2012, including the Risk Factors section of that report, and its subsequent SEC filings. The Corporation’s forward-looking statements may also be subject to other risks and uncertainties, including those that may be discussed elsewhere in this Report or in SEC filings, accessible on the SEC’s website at www.sec.gov and on the Corporation’s website at www.fnbcorporation.com. The Corporation has included these web addresses as inactive textual references only. Information on these websites is not part of this document.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net income for the three months ended September 30, 2012 was $30.7 million or $0.22 per diluted share, compared to net income for the three months ended September 30, 2011 of $23.8 million or $0.19 per diluted share. For the three months ended September 30, 2012, the Corporation’s return on average equity was 8.83% and its return on average assets was 1.03%, compared to 7.79% and 0.95%, respectively, for the three months ended September 30, 2011.

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

	Three Months Ended September 30,
	2012	2011
Return on average tangible equity:
Net income (annualized)	$122,304	$94,315
Amortization of intangibles, net of tax (annualized)	5,798	4,663

	$128,102	$98,978

Average total stockholders’ equity	$1,385,282	$1,210,953
Less: Average intangibles	(174,501)	(601,010)

	$670,781	$609,943

Return on average tangible equity	19.10%	16.23%

Return on average tangible assets:
Net income (annualized)	$122,304	$94,315
Amortization of intangibles, net of tax (annualized)	5,798	4,663

	$128,102	$98,978

Average total assets	$11,842,204	$9,971,847
Less: Average intangibles	(714,501)	(601,010)

	$11,127,703	$9,370,837

Return on average tangible assets	1.15%	1.06%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$86,501	$47	0.21%	$100,944	$59	0.23%
Taxable investment securities (1)	2,067,146	11,471	2.17	1,608,704	10,744	2.62
Non-taxable investment securities (2)	185,614	2,581	5.56	196,233	2,822	5.75
Loans (2) (3)	7,928,174	95,509	4.80	6,749,727	87,086	5.12

Total interest earning assets (2)	10,267,435	109,608	4.25	8,655,608	100,711	4.62

Cash and due from banks	182,356			180,447
Allowance for loan losses	(103,757)			(111,647)
Premises and equipment	146,313			126,365
Other assets	1,349,857			1,121,074

Total Assets	$11,842,204			$9,971,847

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,489,658	1,764	0.20	$2,905,747	2,440	0.36
Savings	1,210,670	252	0.08	982,714	416	0.17
Certificates and other time	2,652,713	8,189	1.23	2,256,182	10,221	1.80
Customer repurchase agreements	803,492	575	0.28	617,169	763	0.48
Other short-term borrowings	159,843	607	1.49	157,188	881	2.19
Long-term debt	90,869	860	3.76	221,206	1,698	3.05
Junior subordinated debt	203,999	1,978	3.86	203,947	1,881	3.66

Total interest-bearing liabilities (2)	8,611,244	14,225	0.66	7,344,153	18,300	0.99

Non-interest bearing demand	1,677,578			1,299,859
Other liabilities	168,100			116,882

Total Liabilities	10,456,922			8,760,894
Stockholders’ equity	1,385,282			1,210,953

Total Liabilities and Stockholders’ Equity	$11,842,204			$9,971,847

Excess of interest earning assets over interest-bearing liabilities	$1,656,191			$1,311,455

Fully tax-equivalent net interest income		95,383			82,411
Tax-equivalent adjustment		(1,852)			(2,009)

Net interest income		$93,531			$80,402

Net interest spread			3.60%			3.64%

Net interest margin (2)			3.70%			3.79%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended September 30, 2012, net interest income, which comprised 72.9% of net revenue (net interest income plus non-interest income) compared to 73.1% for the same period in 2011, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $13.0 million or 15.7% from $82.4 million for the third quarter of 2011 to $95.4 million for the third quarter of 2012. Average earning assets increased $1.6 billion or 18.6% and average interest bearing liabilities increased $1.3 billion or 17.3% from 2011 due to the acquisition of Parkvale, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.70% for the third quarter of 2012 compared to 3.79% for the same period of 2011 as loan yields declined faster than deposit rates primarily reflecting the acquisition of Parkvale as well as the impact of the current low interest rate environment. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(7)	$(5)	$(12)
Securities	2,740	(2,254)	486
Loans	13,695	(5,272)	8,423

	16,428	(7,531)	8,897

Interest Expense
Deposits:
Interest bearing demand	326	(1,002)	(676)
Savings	94	(258)	(164)
Certificates and other time	1,582	(3,614)	(2,032)
Customer repurchase agreements	190	(378)	(188)
Other short-term borrowings	(75)	(199)	(274)
Long-term debt	(1,168)	330	(838)
Junior subordinated debt	—	97	97

	949	(5,024)	(4,075)

Net Change	$15,479	$(2,507)	$12,972

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $109.6 million for the third quarter of 2012 increased by $8.9 million or 8.8% from 2011, primarily due to increased earning assets resulting from a combination of organic growth and the Parkvale acquisition, partially offset by lower yields. Additionally, during the third quarter of 2012, the Corporation recognized $1.4 million in additional accretable yield as a result of improved cash flows on acquired portfolios compared to original estimates for both CBI and Parkvale. The increase in earning assets was primarily driven by a $1.2 billion or 17.5% increase in average loans. Loans acquired from Parkvale totaled $922.1 million on the acquisition date. The yield on earning assets decreased 37 basis points from the third quarter of 2011 to 4.25% for the third quarter of 2012, reflecting the decreases in market interest rates and competitive pressure along with the Parkvale acquired loans that carried lower yields than the Corporation’s existing loan portfolio.

Interest expense of $14.2 million for the third quarter of 2012 decreased $4.1 million or 22.3% from the same period of 2011 due to lower rates paid, partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of Parkvale. The rate paid on interest bearing liabilities decreased 33 basis points to 0.66% during the third quarter of 2012, compared to the third quarter of 2011, reflecting changes in interest rates, the Parkvale acquisition and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $1.8 billion or 22.0% for the third quarter of 2012 compared to the third quarter of 2011. Deposits acquired from Parkvale totaled $1.5 billion on the acquisition date. This growth was partially offset by a $130.3 million or 58.9% reduction in average long-term debt primarily associated with the prepayment of certain higher-cost borrowings during the fourth quarter of 2011.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $8.4 million during the third quarter of 2012 decreased slightly from the $8.6 million provision for the same period of 2011. During the third quarter of 2012, net charge-offs were $7.4 million, or 0.37% (annualized) of average loans, compared to $9.0 million, or 0.53% (annualized) of average loans, for the same period of 2011, reflecting consistent, solid performance in the Corporation’s loan portfolio. Net charge-offs for the third quarter of 2012 included $1.4 million or 3.32% (annualized) of average loans relating to Regency and $7.1 million or 0.37% (annualized) of average loans relating to FNBPA’s Pennsylvania portfolio. The Corporation recognized net loan recoveries of $1.1 million during the third quarter of 2012 relating to the Florida loan portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $34.8 million for the third quarter of 2012 increased $5.2 million or 17.5% from the same period of 2011. This increase was primarily due to increases in service charges, insurance commissions and fees, gain on sale of loans, income from BOLI and a gain on the sale of fixed assets. The variances in these and certain other non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $17.7 million for the third quarter of 2012 increased $1.6 million or 10.0% from the same period of 2011, reflecting increases of $0.6 million in income from interchange fees, $0.1 million in overdraft fees and $0.9 million in other service charges due to a combination of higher volume, organic growth and the expanded customer base due to the Parkvale acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $4.6 million for the three months ended September 30, 2012 increased $0.6 million or 14.4% from the same period of 2011, primarily as a result of a one-time premium adjustment relating to Regency.

Securities commissions of $2.1 million for the third quarter of 2012 increased $0.2 million or 13.1% from the same period of 2011 primarily due to positive results from new initiatives, combined with increased volume and the Parkvale acquisition.

Trust fees of $3.8 million for the three months ended September 30, 2012 increased $0.2 million or 6.1% from the same period of 2011. The market value of assets under management increased $440.5 million or 19.5% to $2.7 billion over this same period as a result of organic growth and improved market conditions.

Gain on sale of residential mortgage loans of $1.2 million for the third quarter of 2012 increased $0.5 million or 78.9% from the same period of 2011 due to additional sales volume. For the third quarter of 2012, the Corporation sold $71.0 million of residential mortgage loans, compared to $46.6 million for the same period of 2011, as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $1.7 million for the three months ended September 30, 2012 increased $0.4 million or 27.7% from the same period of 2011, primarily as a result of the Parkvale acquisition.

Other income of $4.0 million for the third quarter of 2012 increased $1.9 million or 85.3% from the same period of 2011 primarily due to a $1.4 million gain on sale of the former headquarters building of a previously acquired bank. Additionally, the Corporation received $0.1 million more in dividends on non-marketable equity securities and the Corporation recorded a gain of $0.1 million relating to the successful harvesting of a mezzanine financing relationship by its merchant banking subsidiary.

Non-Interest Expense

Total non-interest expense of $77.1 million for the third quarter of 2012 increased $7.9 million or 11.4% from the same period of 2011. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, outside services, Federal Deposit Insurance Corporation (FDIC) insurance and other non-interest expense, partially offset by decreases in state taxes and merger-related expenses. These variances in non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from Parkvale.

Salaries and employee benefits of $41.6 million for the three months ended September 30, 2012 increased $4.4 million or 11.9% from the same period of 2011. This increase was primarily attributable to the Parkvale acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation.

Occupancy and equipment expense of $11.6 million for the third quarter of 2012 increased $1.3 million or 12.7% from the same period of 2011, resulting from higher expenses associated with the Parkvale acquisition.

Amortization of intangibles expense of $2.2 million for the third quarter of 2012 increased $0.4 million or 24.0% from the same period of 2011 due to additional intangible balances from the Parkvale acquisition.

Outside services expense of $7.0 million for the three months ended September 30, 2012 increased $1.6 million or 29.4% from the same period of 2011, primarily resulting from increases of $0.3 million related to check card expenses, $0.3 million related to data processing services, $0.3 million related to legal expense and $0.5 million related to other outside services. These increases were primarily as a result of the Parkvale acquisition.

FDIC insurance of $2.0 million for the third quarter of 2012 increased $0.3 million or 18.5% from the same period of 2011 primarily due the Parkvale acquisition.

State tax expense of $1.3 million for the three months ended September 30, 2012 decreased $0.7 million or 33.4% from the same period of 2011, primarily due to utilizing state tax credits.

The Corporation recorded $0.1 million in merger-related costs associated with the Parkvale acquisition during the third quarter of 2012. Merger-related costs recorded during the same period of 2011 in conjunction with the Parkvale and CBI acquisitions were $0.3 million.

Other non-interest expense increased to $11.2 million for the third quarter of 2012 from $10.5 million for the third quarter of 2011, resulting from increases of $0.4 million, $0.1 million and $0.2 million in supplies, postage and telephone expenses, respectively, primarily resulting from the Parkvale acquisition. Additionally, donations increased $0.7 million as a result of the timing of annual contributions to support corporate causes and insurance benefit expense increased $0.4 million as a result of a one-time adjustment related to Regency. These increases were partially offset by decreases of $0.8 million in loan-related expense due to lower Florida expenses and $0.4 million in marketing expense.

Income Taxes

The Corporation’s income tax expense of $12.3 million for the third quarter of 2012 increased $3.8 million or 44.6% from the same period of 2011. The effective tax rate of 28.3% for the third quarter of 2012 increased from 26.3% for the same period of 2011, reflecting the impact of higher pre-tax income. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Net income for the nine months ended September 30, 2012 was $81.5 million or $0.58 per diluted share, compared to net income for the nine months ended September 30, 2011 of $63.3 million or $0.51 per diluted share. For the nine months ended September 30, 2012, the Corporation’s return on average equity was 7.95% and its return on average assets was 0.93%, compared to 7.24% and 0.86%, respectively, for the nine months ended September 30, 2011.

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Nine Months Ended September 30,
	2012	2011
Return on average tangible equity:
Net income (annualized)	$108,805	$84,646
Amortization of intangibles, net of tax (annualized)	5,984	4,701

	$114,789	$89,347

Average total stockholders’ equity	$1,368,457	$1,169,257
Less: Average intangibles	(717,390)	(600,020)

	$651,067	$569,237

Return on average tangible equity	17.63%	15.70%

Return on average tangible assets:
Net income (annualized)	$108,805	$84,646
Amortization of intangibles, net of tax (annualized)	5,984	4,701

	$114,789	$89,347

Average total assets	$11,713,834	$9,845,310
Less: Average intangibles	(717,390)	(600,020)

	$10,996,444	$9,245,290

Return on average tangible assets	1.04%	0.97%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2012			2011
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$87,277	$142	0.22%	$135,250	$238	0.24%
Taxable investment securities (1)	2,016,128	36,344	2.35	1,567,183	32,338	2.70
Non-taxable investment securities (2)	185,000	7,798	5.62	200,745	8,660	5.75
Loans (2) (3)	7,846,228	285,628	4.86	6,638,528	258,965	5.21

Total interest earning assets (2)	10,134,633	329,912	4.35	8,541,706	300,201	4.70

Cash and due from banks	182,946			163,212
Allowance for loan losses	(103,299)			(109,811)
Premises and equipment	147,447			126,730
Other assets	1,352,107			1,123,473

Total Assets	$11,713,834			$9,845,310

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,470,249	5,802	0.22	$2,865,526	7,747	0.36
Savings	1,189,187	871	0.10	978,672	1,368	0.19
Certificates and other time	2,729,663	26,103	1.28	2,303,746	32,612	1.89
Customer repurchase agreements	766,857	1,903	0.33	617,115	2,441	0.52
Other short-term borrowings	159,774	2,058	1.69	148,390	2,670	2.37
Long-term debt	91,221	2,702	3.96	208,899	4,981	3.19
Junior subordinated debt	203,290	5,956	3.91	203,947	6,030	3.95

Total interest-bearing liabilities (2)	8,610,241	45,395	0.70	7,326,295	57,849	1.05

Non-interest bearing demand	1,572,808			1,241,761
Other liabilities	162,328			107,997

Total Liabilities	10,345,377			8,676,053
Stockholders’ equity	1,368,457			1,169,257

Total Liabilities and Stockholders’ Equity	$11,713,834			$9,845,310

Excess of interest earning assets over interest-bearing liabilities	$1,524,392			$1,215,411

Fully tax-equivalent net interest income		284,517			242,352
Tax-equivalent adjustment		(5,584)			(5,973)

Net interest income		278,933			$236,379

Net interest spread			3.64%			3.64%

Net interest margin (2)			3.75%			3.79%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

For the nine months ended September 30, 2012, net interest income, which comprised 73.7% of net revenue compared to 73.0% for the same period in 2011, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $42.2 million or 17.4% from $242.4 million for the first nine months of 2011 to $284.5 million for the first nine months of 2012. Average earning assets increased $1.6 billion or 18.6% and average interest bearing liabilities increased $1.3 billion or 17.5% from 2011 due to the acquisition of Parkvale, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin decreased from 3.79% for the first nine months of 2011 to 3.75% for the first nine months of 2012 as loan yields declined faster than deposit rates primarily reflecting the acquisition of Parkvale as well as the impact of the current low interest rate environment. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(79)	$(17)	$(96)
Securities	8,832	(5,688)	3,144
Loans	43,409	(16,746)	26,663

	52,162	(22,451)	29,711

Interest Expense
Deposits:
Interest bearing demand	1,168	(3,113)	(1,945)
Savings	285	(782)	(497)
Certificates and other time	5,316	(11,825)	(6,509)
Customer repurchase agreements	510	(1,048)	(538)
Other short-term borrowings	(28)	(584)	(612)
Long-term debt	(3,278)	999	(2,279)
Junior subordinated debt	(18)	(56)	(74)

	3,955	(16,409)	(12,454)

Net Change	$48,207	$(6,042)	$42,165

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $329.9 million for the first nine months of 2012 increased by $29.7 million or 9.9% from 2011 primarily due to increased earning assets resulting from a combination of organic growth, the May 2011 capital raise and the Parkvale acquisition, partially offset by lower yields. Additionally, during the first nine months of 2012, the Corporation recognized $3.3 million in additional accretable yield as a result of improved cash flows on acquired portfolios compared to original estimates for both CBI and Parkvale. The increase in earning assets was primarily driven by a $1.2 billion or 18.2% increase in average loans. Loans acquired from Parkvale totaled $922.1 million on the acquisition date. The yield on earning assets decreased 35 basis points from the first nine months of 2011 to 4.35% for the first nine months of 2012 reflecting the decreases in market interest rates and competitive pressure along with the Parkvale acquired loans that carried lower yields than the Corporation’s existing loan portfolio.

Interest expense of $45.4 million for the first nine months of 2012 decreased $12.5 million or 21.5% from the same period of 2011 due to lower rates paid, partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of Parkvale. The rate paid on interest bearing liabilities decreased 35 basis points to 0.70% during the first nine months of 2012 compared to the first nine months of 2011, reflecting changes in interest rates, the Parkvale acquisition and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $1.7 billion or 21.5% for the first nine months of 2012, compared to the first nine months of 2011. Deposits acquired from Parkvale totaled $1.5 billion on the acquisition date. This growth was partially offset by a $117.7 million or 56.3% reduction in average long-term debt primarily associated with the prepayment of certain higher-cost borrowings during the fourth quarter of 2011.

Provision for Loan Losses

The provision for loan losses of $22.0 million during the first nine months of 2012 decreased $3.3 million from the same period of 2011. During the first nine months of 2012, net charge-offs were $20.0 million, or 0.34% (annualized) of average loans, compared to $22.7 million, or 0.46% (annualized) of average loans, for the same period of 2011, reflecting consistent, solid performance in the Corporation’s loan portfolio. Net charge-offs for the first nine months of 2012 included $4.2 million or 3.50% (annualized) of average loans relating to Regency and $16.0 million or 0.28% (annualized) of average loans relating to FNBPA’s Pennsylvania portfolio. The Corporation recognized net loan recoveries of $0.2 million during the first nine months of 2012 relating to its Florida loan portfolio. For additional information relating to the allowance and provision for loan losses, refer to the Allowance for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $99.3 million for the first nine months of 2012 increased $12.0 million or 13.8% from the same period of 2011. This increase was primarily due to increases in service charges, income from BOLI and a gain on the sale of fixed assets. The variances in these and certain other non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $52.4 million for the first nine months of 2012 increased $6.4 million or 13.8% from the same period of 2011, reflecting increases of $2.6 million in income from interchange fees, $1.5 million in overdraft fees and $2.3 million in other service charges due to a combination of higher volume, organic growth and the expanded customer base due to the Parkvale acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $12.6 million for the nine months ended September 30, 2012 increased $0.8 million or 6.9% from the same period of 2011, primarily as a result of a one-time premium adjustment relating to Regency combined with the revenue from a large new account.

Trust fees of $11.4 million for the nine months ended September 30, 2012 increased $0.2 million or 1.2% from the same period of 2011. The market value of assets under management increased by $440.5 million or 19.5% to $2.7 billion over this same period as a result of organic growth and improved market conditions.

Gain on sale of residential mortgage loans of $2.7 million for the first nine months of 2012 increased from $1.8 million from the same period of 2011 due to additional sales volume. For the first nine months of 2012, the Corporation sold $170.0 million of residential mortgage loans, compared to $117.4 million for the same period of 2011, as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $4.8 million for the nine months ended September 30, 2012 increased $0.9 million or 22.9% from the same period of 2011 primarily as a result of the Parkvale acquisition.

Other income was $9.1 million for the first nine months of 2012 compared to $6.5 million for the first nine months of 2011. During the first nine months of 2012, the Corporation recognized a $1.4 million gain on sale of the former headquarters building of a previously acquired bank. Additionally, the Corporation recognized $0.5 million more swap-related revenue during the first nine months of 2012. The Corporation’s interest rate swap program is designed for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income. Also, the Corporation recognized $0.3 million more in dividends on non-marketable equity securities and $0.2 million more in recoveries on impaired loans acquired in previous acquisitions.

Non-Interest Expense

Total non-interest expense of $242.2 million for the first nine months of 2012 increased $30.1 million or 14.2% from the same period of 2011. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, outside services, merger-related expenses and other non-interest expense, partially offset by decreases in FDIC insurance and state taxes. These variances in non-interest expense items are further explained in the following paragraphs, with an overriding theme of the expense increases being primarily related to the branch offices and operations acquired from Parkvale, as well as merger-related costs.

Salaries and employee benefits of $127.3 million for the nine months ended September 30, 2012 increased $15.2 million or 13.6% from the same period of 2011. This increase was primarily attributable to the Parkvale acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation. Additionally, the Corporation recorded a net charge of $0.6 million in 2012 for severance and other items relating to a former executive.

Occupancy and equipment expense of $35.2 million for the first nine months of 2012 increased $4.6 million or 15.0% from the same period of 2011, resulting from higher expenses associated with the Parkvale locations.

Amortization of intangibles expense of $6.9 million for the first nine months of 2012 increased $1.5 million or 27.4% from the same period of 2011 due to additional intangible balances from the Parkvale acquisition.

Outside services expense of $20.7 million for the nine months ended September 30, 2012 increased $4.7 million or 29.3% from the same period of 2011, primarily resulting from increases of $1.1 million related to check card expenses, $0.9 related to data processing services, $0.9 million related to legal expense, $0.4 million related to director fees, $0.2 million related to consulting fees and $0.9 million relating to other services. These increases were primarily due to the Parkvale acquisition.

State tax expense of $4.8 million for the first nine months of 2012 decreased $1.2 million or 19.7% from the same period of 2011, primarily due to utilizing state tax credits.

The Corporation recorded $7.4 million in merger-related costs associated with the Parkvale acquisition during the first nine months of 2012. Merger-related costs recorded during the same period of 2011 in conjunction with the Parkvale and CBI acquisitions were $4.6 million.

Other non-interest expense increased to $33.8 million for the first nine months of 2012 from $31.2 million for the first nine months of 2011, resulting from increases of $1.1 million, $0.9 million and $0.4 million in supplies, telephone and postage expenses, respectively, primarily resulting from the Parkvale acquisition. Additionally, miscellaneous losses increased $0.9 million due to check losses, donations increased $0.9 million due to the timing of annual contributions to support corporate causes, insurance benefit expense increased $0.4 million as a result of a one-time adjustment related to Regency and business development expense increased $0.3 million. Partially offsetting these increases were decreases of $1.1 million in OREO-related expense, $1.3 million in loan-related expense and $0.6 million in marketing expense.

Income Taxes

The Corporation’s income tax expense of $32.7 million for the first nine months of 2012 increased $9.8 million or 42.9% from the same period of 2011. The effective tax rate of 28.6% for the first nine months of 2012 increased from 26.6% for the same period of 2011, reflecting the impact of higher pre-tax income. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at September 30, 2012 was $108.3 million compared to $166.1 million at December 31, 2011. This decrease is primarily the result of the Parkvale acquisition, as cash on hand at December 31, 2011 reflected the proceeds from the 2011 capital raise which was deployed in the acquisition in the first quarter of 2012. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.4 times on September 30, 2012 and 2.1 times on December 31, 2011. The internal guideline for LCR is for the ratio to be greater than 1.0 times. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 15.3 months on September 30, 2012 and 11.9 months on December 31, 2011. The internal guideline for MCH is for the ratio to be greater than 3 months. In addition, the Corporation issues subordinated notes through Regency on a regular basis. Subordinated notes increased $1.7 million or 0.8% during the first nine months of 2012 to $214.6 million at September 30, 2012.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate strong growth in deposits and customer repurchase agreements. Average deposits and customer repurchase agreements increased $83.3 million, or 3.4% annualized, for the third quarter of 2012 due to new customers and higher average balances. This growth included a planned decline in time deposits during the quarter. As of September 30, 2012, customer-based funding was 98.0% of total deposits and borrowings, compared to 96.8% as of December 31, 2011. FNBPA had unused wholesale credit availability of $4.2 billion or 35.2% of bank assets at September 30, 2012 and $3.4 billion or 35.3% of bank assets at December 31, 2011. The increase in availability is due to the Parkvale acquisition. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 6.7% and 2.6% of bank assets as of September 30, 2012 and December 31, 2011, respectively. This ratio increased due to the additional unpledged securities resulting from the Parkvale acquisition.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of September 30, 2012 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 3.4% as of both September 30, 2012 and December 31, 2011.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$224,087	$388,401	$504,561	$930,220	$2,047,268
Investments	225,793	95,547	146,891	346,595	814,827

	449,880	483,948	651,452	1,276,815	2,862,095

Liabilities
Non-maturity deposits	59,076	118,152	177,228	354,456	708,912
Time deposits	155,365	291,949	485,424	557,604	1,490,342
Borrowings	23,968	44,159	61,695	127,980	257,802

	238,409	454,260	724,347	1,040,040	2,457,056

Period Gap (Assets—Liabilities)	$211,471	$29,688	$(72,895)	$236,775	$405,039

Cumulative Gap	$211,471	$241,159	$168,264	$405,039

Cumulative Gap to Total Assets	1.8%	2.0%	1.4%	3.4%

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

The following repricing gap analysis (in thousands) as of September 30, 2012 compares the difference between the amount of interest earning assets (IEA) and interest-bearing liabilities (IBL) subject to repricing over a period of time. A ratio of more than one indicates a higher level of repricing assets over repricing liabilities for the time period. Conversely, a ratio of less than one indicates a higher level of repricing liabilities over repricing assets for the time period.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Interest Earning Assets (IEA)
Loans	$2,748,146	$747,639	$438,757	$873,157	$4,807,699
Investments	228,083	132,672	201,477	376,876	936,108

	2,976,229	880,311	640,234	1,247,033	5,743,807

Interest-Bearing Liabilities (IBL)
Non-maturity deposits	2,048,584	—	—	—	2,048,584
Time deposits	166,261	292,817	485,733	557,036	1,501,847
Borrowings	860,914	157,172	11,464	27,517	1,057,067

	3,075,759	449,989	497,197	584,553	4,607,498

Period Gap	$(99,530)	$430,322	$143,037	$662,480	$1,136,309

Cumulative Gap	$(99,530)	$330,792	$473,829	$1,136,309

IEA/IBL (Cumulative)	0.97	1.09	1.12	1.25

Cumulative Gap to IEA	(1.0)%	3.2%	4.5%	10.9%

The cumulative twelve-month IEA to IBL ratio was 1.25 for both September 30, 2012 and December 31, 2011.

The allocation of non-maturity deposits to the one-month maturity category is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of September 30, 2012.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates.

	September 30, 2012	December 31, 2011	ALCO Guidelines
Net interest income change (12 months):
+ 300 basis points	5.5%	3.9%	n/a
+ 200 basis points	3.9%	2.8%	+/-5.0%
+ 100 basis points	2.1%	1.6%	+/-5.0%
- 100 basis points	(1.2)%	(1.6)%	+/-5.0%
Economic value of equity:
+ 300 basis points	5.3%	5.3%	+/-25.0%
+ 200 basis points	4.9%	5.0%	+/-15.0%
+ 100 basis points	3.4%	3.6%	+/-10.0%
- 100 basis points	(11.5)%	(9.3)%	+/-10.0%

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to an asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged. The Corporation has maintained a relatively stable net interest margin over the last five years despite market rate volatility.

The ALCO utilized several tactics to manage the Corporation’s current interest rate risk position. As mentioned earlier, the growth in deposits and repurchase agreements has been net of decreases in time deposits. The growth in these nonmaturity deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 59.6% of total loans as of both September 30, 2012 and December 31, 2011. This ratio decreased in the first quarter of 2012 due to the Parkvale acquisition, which had a higher concentration of fixed-rate loans, and subsequently increased due to variable and adjustable rate loan originations. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has purposely managed the duration of its investment portfolio to be longer given the asset sensitive nature of its balance sheet. At September 30, 2012, the portfolio duration was 2.8 versus a 2.2 level at December 31, 2011. Finally, the Corporation has made use of interest rate swaps to manage its interest rate risk position as the swaps effectively increase adjustable-rate loans. The swaps currently total $790.1 million of notional principal, with $176.3 million in notional swap principal originated during the first nine months of 2012. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements section of this Report.

The Corporation recognizes that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest earning assets and repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and available industry data. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the balance sheet structure as of the valuation date and do not reflect the planned growth or management actions which could be taken.

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

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	September 30, 2012	December 31, 2011
Non-interest bearing	$1,735,857	$1,340,465
Savings and NOW	4,764,148	3,790,863
Certificates of deposit and other time deposits	2,625,818	2,158,440

Total deposits	9,125,823	7,289,768
Customer repurchase agreements	885,749	646,660

Total deposits and customer repurchase agreements	$10,011,572	$7,936,428

Total deposits and customer repurchase agreements increased by $2.1 billion, or 26.1%, to $10.0 billion at September 30, 2012, compared to December 31, 2011, primarily as a result of the Parkvale acquisition, which added $1.5 billion in deposits and customer repurchase agreements, combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts) and customer repurchase agreements. The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with higher balances being carried by existing customers.

NON-PERFORMING ASSETS

Non-performing assets, which is comprised of non-performing loans, OREO and non-performing investments, totaled $121.3 million at September 30, 2012, a decrease of $28.6 million or 19.1% compared to $149.9 million at December 31, 2011. The composition of non-performing loans and OREO changed during the first nine months of 2012 as non-accrual loans decreased $24.3 million, while restructured loans and OREO increased $1.1 million and $0.9 million, respectively. Additionally, non-performing investments decreased $6.2 million during this same period, primarily the result of three TPS returning to accruing status, combined with the sale of one CMO. The decrease in non-performing loans was primarily driven by a decrease of $25.1 million in non-accrual loans in the Corporation’s Florida portfolio following principal paydowns, partially offset by an increase of $1.4 million in the Corporation’s Pennsylvania portfolio. The increase in OREO was primarily due to a $1.7 million increase relating to the Corporation’s Pennsylvania portfolio as a result of the Parkvale acquisition, partially offset by decreases of $0.7 million and $0.1 million relating to the Regency and Florida portfolios, respectively.

The following tables provide additional information relating to non-performing loans for the Corporation’s lending affiliates, with FNBPA presented by its Pennsylvania and Florida markets (dollars in thousands):

	FNBPA (PA)	FNBPA (FL)	Regency	Total
September 30, 2012
Non-performing loans	$62,079	$13,973	$6,891	$82,943
Other real estate owned (OREO)	14,947	19,820	846	35,613
Non-performing loans/total loans	0.80%	19.44%	4.20%	1.04%
Non-performing loans + OREO/ total loans + OREO	0.99%	36.85%	4.69%	1.48%

December 31, 2011
Non-performing loans	$60,720	$39,122	$6,386	$106,228
Other real estate owned (OREO)	13,216	19,921	1,582	34,719
Non-performing loans/total loans	0.93%	25.39%	3.90%	1.55%
Non-performing loans + OREO/ total loans + OREO	1.13%	33.93%	4.82%	2.05%

FNBPA (PA) reflects FNBPA’s total portfolio excluding the Florida portfolio which is presented separately.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses at September 30, 2012 increased $2.1 million or 2.0% from December 31, 2011. The provision for loan losses during the nine months ended September 30, 2012 was $22.0 million, while net charge-offs were $20.0 million. During the first quarter of 2012, the Corporation adjusted its methodology for calculating the allowance for loan losses to refine the supporting calculations. The minimum threshold for individual commercial relationships evaluated for impairment and specific valuation under ASC 310 is $500 thousand. The historical loss period for the commercial loan loss rate analysis was adjusted to utilize a full 3-year period migration model. These changes along with related higher loss rates for commercial loans under $500 thousand resulted in a slight increase in the overall allowance for loan losses. The changes appropriately reflect inherent loss in the portfolio during this recovery stage of the current economic cycle. The 3-year period captures both a steep economic decline and a moderate recovery.

The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 94.76% as of December 31, 2011 to 123.84% as of September 30, 2012 primarily due to a $23.3 million decrease in non-performing loans.

The following tables provide additional information relating to the provision and allowance for loan losses for the Corporation’s lending affiliates (dollars in thousands):

	FNBPA	Regency	Total
At or for the Three Months Ended September 30, 2012
Provision for loan losses	$7,008	$1,421	$8,429
Allowance for loan losses	95,827	6,887	102,714
Net loan charge-offs	5,995	1,367	7,362
Net loan charge-offs (annualized)/average loans	0.31%	3.32%	0.37%
Allowance for loan losses/total loans	1.22%	4.20%	1.29%
Allowance for loan losses/non-performing loans	132.08%	99.94%	123.84%

At or for the Three Months Ended December 31, 2011
Provision for loan losses	$6,474	$1,815	$8,289
Allowance for loan losses	93,780	6,882	100,662
Net loan charge-offs	14,710	1,730	16,440
Net loan charge-offs (annualized)/average loans	0.88%	4.21%	0.95%
Allowance for loan losses/total loans	1.40%	4.20%	1.47%
Allowance for loan losses/non-performing loans	97.34%	107.77%	94.76%

At or for the Three Months Ended September 30, 2011
Provision for loan losses	$7,220	$1,353	$8,573
Allowance for loan losses	102,016	6,797	108,813
Net loan charge-offs	7,575	1,409	8,984
Net loan charge-offs (annualized)/average loans	0.46%	3.42%	0.53%
Allowance for loan losses/total loans	1.54%	4.20%	1.60%
Allowance for loan losses/non-performing loans	85.75%	105.24%	86.75%

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

	At or for the Three Months Ended
	September 30, 2012	December 31, 2011	September 30, 2011
Non-performing loans/total originated loans	1.19%	1.63%	1.95%
Non-performing loans + OREO/total originated loans + OREO	1.69%	2.15%	2.48%
Allowance for loan losses (originated loans)/total originated loans	1.43%	1.54%	1.69%
Net loan charge-offs on originated loans (annualized)/ total average originated loans	0.42%	1.01%	0.56%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. During the first nine months of 2012, the Corporation has not issued any such stock or securities under this shelf registration.

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

The Corporation’s management believes that, as of September 30, 2012 and December 31, 2011, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of September 30, 2012, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of September 30, 2012 and December 31, 2011 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$1,048,408	12.2%	$861,278	10.0%	$689,023	8.0%
FNBPA	985,460	11.7	841,336	10.0	673,069	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	916,317	10.6	516,767	6.0	344,511	4.0
FNBPA	880,443	10.5	504,802	6.0	336,534	4.0

Leverage Ratio:
F.N.B. Corporation	916,317	8.2	556,208	5.0	444,967	4.0
FNBPA	880,443	8.0	547,719	5.0	438,175	4.0

December 31, 2011
Total Capital (to risk-weighted assets):
F.N.B. Corporation	$972,456	13.4%	$727,663	10.0%	$582,130	8.0%
FNBPA	846,888	11.9	714,481	10.0	571,585	8.0

Tier 1 Capital (to risk-weighted assets):
F.N.B. Corporation	855,677	11.8	436,598	6.0	291,065	4.0
FNBPA	749,650	10.5	428,689	6.0	285,792	4.0

Leverage Ratio:
F.N.B. Corporation	855,677	9.2	467,587	5.0	374,069	4.0
FNBPA	749,650	8.3	453,117	5.0	362,493	4.0

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

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. With the acquisition of Parkvale, the Corporation expects its total assets to exceed $10 billion on December 31, 2012. As a result, the Corporation is expected to become subject to the new rules regarding debit card interchange fees as of July 1, 2013. Upon becoming subject to the new rules, the Corporation’s revenue earned from debit card interchange fees, which were equal to $16.1 million for the first nine months of 2012, could decrease by $9.0 million on an annual basis without mitigation strategies currently being evaluated.

BASEL III AND HEIGHTENED CAPITAL REQUIREMENTS

Among the recent legislative and regulatory developments affecting the banking industry are evolving regulatory capital standards for banking organizations. These evolving standards include the so-called "Basel III" initiatives that are part of the effort by international banking supervisors to improve the ability of the banking sector to absorb shocks in periods of financial and economic stress and changes by the federal banking agencies to reduce the use of credit ratings in the rules governing regulatory capital.

In June 2012, the U.S. banking regulators requested comment on three sets of proposed rules that implement the Basel III capital framework and also make other changes to U.S. regulatory capital standards for banking institutions. The Basel III proposed rules include heightened capital requirements for banking institutions in terms of both higher quality capital and higher regulatory capital ratios. These proposed rules, among other things, would revise the capital levels at which a banking institution would be subject to the prompt corrective action framework (including the establishment of a new tier 1 common capital requirement), eliminate or reduce the ability of certain types of capital instruments to count as regulatory capital, eliminate the Tier 1 treatment of trust preferred securities (as required by Dodd-Frank) following a phase-in period beginning in 2013, and require new deductions from capital for investments in unconsolidated financial institutions, mortgage servicing assets and deferred tax assets that exceed specified thresholds. The proposed rules also would establish a new capital conservation buffer and, for large or internationally active banks, a supplemental leverage capital requirement that would take into account certain off-balance sheet exposures and a countercyclical capital buffer that would initially be set at zero. The proposed Basel III rules would become effective under a phase-in period beginning January 1, 2013 and to be in full effect on January 1, 2019.

The other proposed rules issued by the U.S. banking regulators in June 2012 would revise the manner in which a banking institution determines its risk-weighted assets for risk-based capital purposes under the Basel II framework applicable to large or internationally active banks (referred to as the advanced approach) and under the Basel I framework applicable to all banking institutions (referred to as the standardized approach). These rules would replace references to credit ratings with alternative methodologies for assessing creditworthiness. In addition, among other things, the advanced approach proposal would implement the changes to counterparty credit risk weightings included in the Basel III capital framework, and the standardized approach would modify the risk-weighting framework for residential mortgage assets. The standardized approach changes to the Basel I risk-weighting rules are proposed to become effective no later than July 1, 2015.

In June 2012, the U.S. banking regulators also adopted final market risk capital rules to implement the enhancements to the market risk framework adopted by the Basel Committee (commonly referred to as Basel II.5). The final rules are effective January 1, 2013 and, among other things, establish new stressed Value at Risk (VaR) and incremental risk charges for covered trading positions and replace references to credit ratings in the market risk rules with alternative methodologies for assessing credit risk.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2012, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Overdraft Litigation

On June 5, 2012, the Corporation was named as a defendant in a purported class action lawsuit entitled Ord v. F.N.B. Corporation, Civil Action No. 2:12-cv-00766-AJS, filed in the United States District Court for the Western District of Pennsylvania (the Ord Action). The Ord Action alleged state law claims related to FNBPA’s order of posting ATM and debit card transactions and the assessment of overdraft fees on deposit customer accounts. The Ord Action was previously disclosed in the Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2012. On August 14, 2012, FNBPA was named as a defendant in a purported class action lawsuit entitled Clarey v. First National Bank of Pennsylvania, Civil Action No. GD-12-014512, filed in the Court of Common Pleas of Allegheny County, Pennsylvania (the Clarey Action). The Clarey action alleged claims and requested relief similar to the claims asserted and the relief sought in the Ord Action. On September 11, 2012, FNBPA removed the Clarey Action to the United States District Court for the Western District of Pennsylvania, Civil Action No. 2:12-cv-01305-AJS. On September 17, 2012, the plaintiffs in the Ord Action filed an amended complaint in which they added FNBPA as a defendant with the Corporation. On September 27, 2012, the United States District Court for the Western District of Pennsylvania consolidated the Ord and Clarey Actions at Civil Action No. 2:12-cv-00766-AJS.

On October 19, 2012, the parties to the Ord and Clarey actions participated in a mediation required pursuant to the local rules of the court. On October 22, 2012, the parties filed a Joint Motion to Stay Pending Settlement Approval requesting that the court stay all proceedings due to the parties having reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the Ord and Clarey Actions on a class-wide basis. The proposed settlement contemplates that, in return for a full and complete release of claims by the plaintiffs and the settlement class members, FNBPA will create a settlement fund of $3.0 million for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses. Amounts related to the proposed settlement were accrued for in October 2012. The proposed settlement is subject to preliminary and final court approval.

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

101

The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. *

*	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: November 8, 2012	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 8, 2012	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: November 8, 2012	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)