Form 10-K
period 2012-12-31
FNB CORP/FL/
filed 2013-02-28
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2012, determined using a per share closing price on that date of $10.87, as quoted on the New York Stock Exchange, was $1,436,880,288.

As of January 31, 2013, the registrant had outstanding 139,849,559 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 15, 2013 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2013.

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

Overview

The Corporation was formed in 1974 as a bank holding company. In 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2012, the Corporation had 247 Community Banking offices in Pennsylvania, eastern Ohio and northern West Virginia and 71 Consumer Finance offices in Pennsylvania, Ohio, Tennessee and Kentucky.

The Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers and small- to medium-sized businesses in its market areas. The Corporation’s business strategy focuses primarily on providing quality, community-based financial services adapted to the needs of each of the markets it serves. The Corporation seeks to maintain its community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. However, while the Corporation seeks to preserve some decision making at a local level, it has centralized legal, loan review and underwriting, accounting, investment, audit, loan operations, deposit operations and data processing functions. The centralization of these processes enables the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

As of December 31, 2012, the Corporation had total assets of $12.0 billion, loans of $8.1 billion and deposits of $9.1 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

Mergers and Acquisitions

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, Parkvale had $1.8 billion in assets, which included $937.4 million in loans, and $1.5 billion in deposits. The acquisition, net of equity offering costs, was valued at $140.9 million and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock.

On January 1, 2011, the Corporation completed its acquisition of Comm Bancorp, Inc. (CBI), a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625.6 million in assets, which included $445.3 million in loans, and $561.8 million in deposits. The transaction, valued at $75.5 million, resulted in the Corporation paying $17.2 million in cash and issuing 5,941,287 shares of its common stock in exchange for 1,719,978 shares of CBI common stock.

For more detailed information concerning these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Pending Acquisitions

On October 22, 2012, the Corporation announced the signing of a definitive merger agreement to acquire Annapolis Bancorp, Inc. (ANNB), a bank holding company with approximately $437.0 million in total assets based in Annapolis, Maryland. The transaction is valued at approximately $51.0 million. Under the terms of the merger agreement, ANNB shareholders will be entitled to receive 1.143 shares of the Corporation’s common stock for each share of ANNB common stock. In addition to the stock consideration, ANNB shareholders may receive up to $0.36 per share in cash for each share of ANNB common stock they own, dependent upon ANNB’s ability to resolve a credit-related matter. The transaction is expected to be completed in the second quarter of 2013, pending regulatory approvals, the approval of shareholders of ANNB and the satisfaction of other closing conditions.

ANNB issued Fixed Rate Cumulative Perpetual Preferred Stock, Series A, to the U.S. Treasury Department (UST) on January 30, 2009. The preferred stock, with a liquidation value of $4.1 million, plus accrued and unpaid dividends, is scheduled to be redeemed in March 2013.

On February 19, 2013, the Corporation announced the signing of a definitive merger agreement to acquire PVF Capital Corp. (PVF), a bank holding company with approximately $782.0 million in total assets based in Solon, Ohio. The transaction is valued at approximately $106.3 million. Under the terms of the merger agreement, PVF shareholders will be entitled to receive 0.3405 shares of the Corporation’s common stock for each share of PVF common stock. The transaction is expected to be completed in the third quarter of 2013, pending regulatory approvals, the approval of shareholders of PVF and the satisfaction of other closing conditions.

The foregoing descriptions of the pending acquisitions do not purport to be complete and are qualified in their entirety by reference to the Merger Agreements, which are filed as Exhibits 2.2 and 2.3 hereto and incorporated by reference herein. The Corporation cannot assure you that the mergers will be consummated as scheduled, or at all. See Item 1A, Risk Factors, for a description of risks relating to the mergers.

Branch Consolidation

As part of its branch optimization strategy, during the fourth quarter of 2012, the Corporation consolidated 20 banking locations and reduced services at three banking locations to drive-up services only. The Corporation incurred one-time costs of $1.8 million on a pre-tax basis as a result of the branch consolidation project and estimates annual costs savings of approximately $4.0 million on a pre-tax basis. In February 2012, the former Parkvale systems conversion occurred with a simultaneous branch consolidation of 17 banking locations. The costs of this process were reflected as merger-related expenses with the cost savings realized as part of the merger business plan.

Business Segments

In addition to the following information relating to the Corporation’s business segments, more detailed information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2012, the Corporation had four business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consisted of a trust company, a registered investment advisor and a subsidiary that offered broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consisted of an insurance agency and a reinsurer. The Consumer Finance segment consisted of a multi-state consumer finance company.

Community Banking

The Corporation’s Community Banking segment consists of First National Bank of Pennsylvania (FNBPA), which offers services traditionally offered by full-service commercial banks, including commercial and individual demand, savings and time deposit accounts and commercial, mortgage and individual installment loans.

The goals of Community Banking are to generate high-quality, profitable revenue growth through increased business with its current customers, attract new customer relationships through FNBPA’s current branches and expand into new and existing markets through de novo branch openings, acquisitions and the establishment of loan production offices. The Corporation considers Community Banking an important source of revenue opportunity through the cross-selling of products and services offered by the Corporation’s other business segments.

As of December 31, 2012, the Corporation operated its Community Banking business through a network of 247 branches in Pennsylvania, eastern Ohio and northern West Virginia. The Community Banking segment also has commercial real estate loans in Florida, which were originated from 2005 through 2009.

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

The Corporation’s Wealth Management operations are conducted through three subsidiaries of FNBPA. First National Trust Company (FNTC) provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2012, the fair value of trust assets under management was approximately $2.8 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

The Corporation’s Wealth Management segment also includes two other subsidiaries. First National Investment Services Company, LLC (FNIS) offers a broad array of investment products and services for customers of Wealth Management through a networking relationship with a third-party licensed brokerage firm. F.N.B. Investment Advisors, Inc. (FNBIA), an investment advisor registered with the Securities and Exchange Commission (SEC), offers customers of Wealth Management comprehensive investment programs featuring mutual funds, annuities, stocks and bonds.

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

Market Area and Competition

The Corporation primarily operates in Pennsylvania, northeastern Ohio and northern West Virginia, which are areas with relatively stable markets and modest growth. Consummation of the ANNB merger will extend the Corporation’s operations into Maryland. In addition to Pennsylvania and Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and western and central Kentucky.

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

The ability to access and use technology is an increasingly important competitive factor in the financial services industry. Technology is not only important with respect to delivery of financial services and protection of the security of customer information, but also in processing information. The Corporation and each of its subsidiaries must continually make technological investments to remain competitive in the financial services industry.

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

For loans secured by commercial real estate, the Corporation obtains current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. The Corporation’s general policy for commercial real estate loans is to limit the terms of the loans to not more than 15 years and to have loan-to-value (LTV) ratios not exceeding 80%. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms. The Corporation’s Credit Policy Manual also delineates similar guidelines for maximum terms and acceptable advance rates for loans that are not secured by real estate.

Consumer Loans

The Corporation’s revolving home equity lines of credit (HELOC) are generally variable rate loans underwritten based on fully indexed rates. For home equity loans, the Corporation’s policy is to generally require a LTV ratio not in excess of 85% and FICO scores of not less than 660. In certain circumstances, the Corporation will extend credit to borrowers with a LTV over 85% on a limited and closely monitored basis. The Corporation’s underwriters evaluate a borrower’s debt service capacity on all line of credit applications by utilizing an interest shock rate of 3% over the prevailing variable interest rate at origination. The borrower’s debt-to-income ratio must remain within the Corporation’s guidelines under the shock rate repayment formula.

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

The Corporation monitors consumer loans with exceptions to its policy including, but not limited to, LTV ratios, FICO scores and debt-to-income ratios. Management routinely evaluates the type, nature, trend and scope of these exceptions and reacts through policy changes, lender counseling, adjustment of loan authorities and similar prerogatives to assure that the retail assets generated meet acceptable credit quality standards. As an added precaution, the Corporation’s risk management personnel conduct periodic reviews of loan files.

Regency Finance Company Loans

Regency originates three general types of loans: direct real estate, direct non-real estate and indirect sales finance. Regency has written policies and procedures that it distributes to each Regency branch office defining underwriting, pricing and loan servicing guidelines. Regency issues written credit authority limits based upon the individual loan underwriter’s capability. On a monthly basis, Regency evaluates specific metrics relating to Regency’s origination and servicing of its loan portfolio. Regency also uses a quality control program to review, in an independent manner, loan origination and servicing on a monthly basis to ensure adherence with compliance and credit criteria standards.

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

Employees

As of January 31, 2013, the Corporation and its subsidiaries had 2,474 full-time and 501 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

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

Many aspects of the Corporation’s business are subject to rigorous regulation by the U.S. federal and state regulatory agencies and securities exchanges and by non-government agencies or regulatory bodies. Certain of the Corporation’s public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and related regulations and rules of the SEC and the New York Stock Exchange, Inc. (NYSE). New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect the Corporation’s financial condition or results of operations. As a financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Corporation’s business, it faces increased complexity and additional costs in its compliance efforts.

General

The Corporation is a legal entity separate and distinct from its subsidiaries. As a financial holding company and a bank holding company, the Corporation is regulated under the Bank Holding Company Act of 1956, as amended (BHC Act), and is subject to regulation, inspection, examination and supervision by the Board of Governors of the Federal Reserve System (FRB). The Corporation is also subject to regulation by the SEC as a result of the Corporation’s status as a public company and due to the nature of the business activities of certain of the Corporation’s subsidiaries. The Corporation’s common stock is listed on the NYSE under the trading symbol “FNB” and the Corporation is subject to the listed company rules of the NYSE.

The FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, merchant banking operations, investment companies, insurance companies and banks, are subject to the jurisdiction of various federal and state “functional” regulators.

The Corporation’s subsidiary bank (FNBPA) and FNBPA’s subsidiary trust company (FNTC) are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is a bureau of the UST. FNBPA is also subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including requirements to maintain reserves against deposits, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, inter-affiliate transactions, limitations on the types of investments that may be made, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders. If the Corporation fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.

Pursuant to the GLB Act, bank holding companies such as the Corporation that have qualified as financial holding companies have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing and market-making; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature, incidental thereto or complementary to a financial activity. The GLB Act repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act, which had previously restricted banking organizations’ ability to engage in certain types of business activities. As a result of the GLB Act, a bank holding company may engage in those activities directly or through subsidiaries by qualifying as a “financial holding company.” A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company continues such status and gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

As a regulated financial holding company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The FRB, OCC, FDIC, Consumer Financial Protection Bureau (CFPB) and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, the Corporation, FNBPA and FNTC are subject to examination by the various regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity, consumer compliance and various other factors, including, but not limited to, community reinvestment. An examination downgrade by any of the Corporation’s federal bank regulators could potentially result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

There are numerous laws, regulations and rules governing the activities of financial institutions, financial holding companies and bank holding companies. The following discussion is general in nature and seeks to highlight some of the more significant of these regulatory requirements, but does not purport to be complete or to describe all of the laws and regulations that apply to the Corporation and its subsidiaries.

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

On July 21, 2010, the Dodd-Frank Act became law. Implementation of the Dodd-Frank Act will have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things,

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

In addition, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system that is enforced by new and existing federal regulatory agencies and authorities, including the Financial Stability Oversight Council (FSOC), FRB, OCC, FDIC and CFPB. The following description briefly summarizes certain impacts of the Dodd-Frank Act on the operations and activities, both currently and prospectively, of the Corporation and its subsidiaries.

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

The Consumer Financial Protection Bureau.    The Dodd-Frank Act creates a new, independent CFPB within the FRB. The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general will have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and, with respect to certain non-preempted laws, national banks. Compliance with any such new regulations established by the CFPB and/or states could reduce the Corporation’s revenue, increase its cost of operations, and could limit its ability to expand into certain products and services.

Debit Card Interchange Fees.    On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. Following completion of the Corporation’s acquisition of Parkvale on January 1, 2012, the Corporation’s assets exceeded the $10 billion threshold. As a result, the Corporation will become subject to the new rules regarding debit card interchange fees as of July 1, 2013. The Corporation expects that its revenue earned from debit card interchange fees, which were equal to $20.9 million for 2012, could decrease by $9.0 million or more per year on an annualized basis.

Increased Capital Standards and Enhanced Supervision.    The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements for banks and bank and financial holding companies. These new standards will be no less strict than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, become higher once the agencies promulgate the new standards. Compliance with heightened capital standards may reduce the Corporation’s ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.

Transactions with Affiliates.    The Dodd-Frank Act enhances the requirements for certain transactions with affiliates under Sections 23A and 23B of the Federal Reserve Act, including an expansion of the definition of “covered transactions” to include the borrowing or lending of securities or derivative transactions, and an increase in the amount of time for which collateral requirements regarding covered transactions must be maintained.

Certain transactions (including loans and credit extensions from FNBPA) between FNBPA and the Corporation and/or its affiliates and subsidiaries are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and FRB regulation. Transactions subject to these restrictions are generally required to be made on an arm’s-length basis. These restrictions generally do not apply to transactions between FNBPA and its direct wholly-owned subsidiaries.

Transactions with Insiders.    The Dodd-Frank Act expands insider transaction limitations through the strengthening of loan restrictions to insiders and extending the types of transactions subject to the various requirements to include derivative transactions, repurchase agreements, reverse repurchase agreements and securities lending and borrowing transactions. The Dodd-Frank Act also places restrictions on certain asset sales to and from an insider of an institution, including requirements that such sales be on market terms and, in certain circumstances, receive the approval of the institution’s board of directors.

Enhanced Lending Limits.    The Dodd-Frank Act strengthens the existing limits on a depository institution’s credit exposure to one borrower. Federal banking law currently limits a national bank’s ability to extend credit to one person or group of related persons to an amount that does not exceed certain thresholds.

Among other things, the Dodd-Frank Act expands the scope of these restrictions to include credit exposure arising from derivative transactions, repurchase agreements and securities lending and borrowing transactions.

Corporate Governance.    The Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Corporation. The Dodd-Frank Act:

•	grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation;
•	enhances independence requirements for compensation committee members; and
•	requires companies listed on national securities exchanges to adopt clawback policies for incentive-based compensation plans applicable to executive officers.

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

The Corporation, like other bank holding companies, currently is required to maintain tier 1 capital and total capital (the sum of tier 1, tier 2 and tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items). Risk-based capital ratios are calculated by dividing tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2012, the Corporation’s tier 1 and total capital ratios under these guidelines were 10.7% and 12.2%, respectively. At December 31, 2012, the Corporation had $199.0 million of capital securities that qualified as tier 1 capital and $28.2 million of subordinated debt that qualified as tier 2 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 3.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Further, the FRB has indicated that it will consider a “tangible tier 1 capital leverage ratio” (deducting all intangibles) and all other indicators of capital strength in evaluating proposals for expansion or new activities. The Corporation’s leverage ratio at December 31, 2012 was 8.3%.

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

The Dodd-Frank Act requires that, at a minimum, regulators apply to bank holding companies and other systemically significant non-bank financial companies the same capital and risk standards that such regulators apply to banks insured by the FDIC. An important consequence of this requirement is that hybrid capital instruments, such as TPS, will no longer be included in the definition of tier 1 capital. Tier 1 capital includes common stock, retained earnings, certain types of preferred stock and TPS. Since TPS are not currently counted as tier 1 capital for insured banks, the effect of the Dodd-Frank Act is that such securities will no longer be included as tier 1 capital for bank holding companies or financial holding companies. Excluding TPS from tier 1 capital could significantly decrease regulatory capital levels of holding companies that have traditionally relied on TPS to meet capital requirements. The Dodd-Frank Act capital requirements may force bank holding companies to raise other forms of tier 1 capital, for example, by issuing perpetual non-cumulative preferred stock. Since common stock must typically constitute at least 50 percent of tier 1 capital, many bank holding companies and systemically significant non-bank companies may also be forced to consider dilutive follow-on offerings of common stock.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2012.

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

Expanded FDIC Powers Upon Insolvency of Insured Depository Institutions

The Dodd-Frank Act provides a mechanism for appointing the FDIC as receiver for a financial company if the failure of the company and its liquidation under the Bankruptcy Code or other insolvency procedures would pose a significant risk to the financial stability of the U.S.

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

Interstate Banking

Under the BHC Act, bank holding companies, including those that are also financial holding companies, are required to obtain the prior approval of the FRB (unless waived by the FRB) before acquiring more than five percent of any class of voting stock of any non-affiliated bank. Pursuant to the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (Interstate Banking Act), a bank holding company may acquire banks located in states other than its home state without regard to the permissibility of such acquisitions under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five years, and the requirement that the bank holding company, after the proposed acquisition, controls no more than 10 percent of the total amount of deposits of insured depository institutions in the U.S. and no more than 30 percent or such lesser or greater amount set by state law of such deposits in that state.

The Dodd-Frank Act confers on state and national banks the ability to branch de novo into any state, provided that the law of that state permits a bank chartered in that state to establish a branch at that same location.

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

Source of Strength

According to the Dodd-Frank Act and FRB policy, a financial or bank holding company is expected to act as a source of financial strength to each of its subsidiary banks and to commit resources to support each such subsidiary. Consistent with the “source of strength” policy, the FRB has stated that, as a matter of prudent banking, a bank or financial holding company generally should not maintain a rate of cash dividends unless its net income has been sufficient to fully fund the dividends and the prospective rate of earnings retention appears to be consistent with the Corporation’s capital needs, asset quality and overall financial condition. This support may be required at times when the parent holding company may not be able to provide such support. Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, in the event of a loss suffered or anticipated by the FDIC either as a result of default of a banking subsidiary or related to FDIC assistance provided to a subsidiary in danger of default, the other banks that are members of the FDIC may be assessed for the FDIC’s loss, subject to certain exceptions.

In addition, if FNBPA were no longer “well-capitalized” and “well-managed” within the meaning of the BHC Act and FRB rules (which take into consideration capital ratios, examination ratings and other factors), the expedited processing of certain types of FRB applications would not be available to the Corporation. Moreover, examination ratings of “3” or lower, “unsatisfactory” ratings, capital ratios below well-capitalized levels, regulatory concerns regarding management, controls, assets, operations or other factors can all potentially result in the loss of financial holding company status, practical limitations on the ability of a bank or bank (or financial) holding company to engage in new activities, grow, acquire new businesses, repurchase its stock or pay dividends or continue to conduct existing activities.

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

Activities and Acquisitions

The BHC Act requires a bank or financial holding company to obtain the prior approval of the FRB before:

•

the company may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition the bank holding company will directly or indirectly own or control more than five percent of any class of voting securities of the institution;

•	any of the company’s subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or
•	the company may merge or consolidate with any other bank or financial holding company.

The Interstate Banking Act generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a holding company of banks in more than one state. The Interstate Banking Act also permits:

•	a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank;
•	a bank to acquire branches from an out-of-state bank; and
•	a bank to establish and operate de novo interstate branches whenever the host state permits de novo branching.

Bank or financial holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be well-capitalized and managed.

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

FNBIA is registered with the SEC as an investment advisor and, therefore, is subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisors is the protection of investment advisory clients and the securities markets, rather than the protection of creditors and stockholders of investment advisors. The regulations applicable to investment advisors cover all aspects of the investment advisory business, including limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping, operating, marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as other anti-fraud prohibitions. The Corporation’s investment advisory subsidiary also may be subject to certain state securities laws and regulations.

Additional legislation, changes in or new rules promulgated by the SEC and other federal and state regulatory authorities and self-regulatory organizations or changes in the interpretation or enforcement of existing laws and rules, may directly affect the method of operation and profitability of FNBIA. The profitability of FNBIA could also be affected by rules and regulations that impact the business and financial communities in general, including changes to the laws governing taxation, antitrust regulation, homeland security and electronic commerce.

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

FNBIA also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor under the Employee Retirement Income Security Act (ERISA), among others. The principal purpose of these regulations is the protection of clients and plan assets and beneficiaries, rather than the protection of stockholders and creditors.

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

Merchant Banking

FNBCC is subject to regulation and examination by the FRB as the “umbrella” regulator and is subject to rules and regulations issued by the FRB and SEC.

Governmental Policies

The operations of the Corporation and its subsidiaries are affected not only by general economic conditions, but also by the policies of various regulatory authorities. In particular, the FRB regulates monetary policy and interest rates in order to influence general economic conditions. These policies have a significant influence on overall growth and distribution of loans, investments and deposits and affect interest rates charged on loans or paid for deposits. FRB monetary policies have had a significant effect on the operating results of all financial institutions in the past and may continue to do so in the future.

Available Information

The Corporation makes available on its website at www.fnbcorporation.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to any of the foregoing) as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information on the Corporation’s website is not incorporated by reference into this document and should not be considered part of this Report. The Corporation’s common stock is traded on the NYSE under the symbol “FNB”.

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

The Corporation funds its loan growth primarily through deposits. Deposits are a low cost and stable source of funding for the Corporation. However, the Corporation competes with banks and other financial services companies for deposits. To the extent that the Corporation is unable to attract and maintain sufficient levels of deposits to fund its loan growth, it would be required to raise additional funds through public or private financings. The Corporation can give no assurance that it would be able to obtain these funds on terms that are attractive to it.

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

The level of the allowance for loan losses reflects the judgment and estimates of management regarding the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. Determination of the allowance is inherently subjective and is based on factors that are susceptible to significant change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Corporation’s financial condition and results of operations. For additional discussion relating to this matter, refer to the Allowance and Provision for Loan Losses section of Management’s Discussion and Analysis of Financial Condition and Results of Operations, which is included in Item 7 of this Report.

The Corporation’s results of operations may be adversely affected if asset valuations cause other-than-temporary impairment (OTTI) or goodwill impairment charges.

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

The Corporation’s results of operations are affected by the monetary and fiscal policies of the federal government. A significant component of the Corporation’s earnings consists of its net interest income, which is the difference between the income from interest-earning assets, such as loans and investments, and the expense of interest-bearing liabilities, such as deposits and borrowings. A change in market interest rates could adversely affect the Corporation’s earnings if market interest rates change such that the interest the Corporation pays on deposits and borrowings increase at a faster rate or decrease at a slower rate than the interest it collects on loans and investments. Consequently, the Corporation, along with other financial institutions, generally will be sensitive to interest rate fluctuations.

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

The Corporation’s financial performance generally, and the ability of borrowers to pay interest on and repay the principal of outstanding loans and the value of the collateral securing those loans, is highly dependent upon the business and economic conditions in the markets in which the Corporation and its subsidiaries operate and in the U.S. as a whole. The severe recession and weak economic recovery have resulted in continued uncertainty in the financial and credit markets in general. There is also concern about the possibility of another economic downturn if government spending cuts resulting from budget sequestration under the Budget Controls Act of 2011 become effective. A prolonged weakness or further deterioration in the economy generally, and in the financial services industry in particular, could negatively affect the Corporation’s operations by causing an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for the Corporation’s products and services, among other things, any of which could have a material adverse impact on the Corporation’s financial condition and results of operations.

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

Under regulatory capital adequacy guidelines and other regulatory requirements, the Corporation and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to those regulatory capital adequacy guidelines. Changes resulting from the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee on Banking Supervision and implemented by the FRB, when fully phased in, will likely require the Corporation to satisfy additional, more stringent capital adequacy standards.

In December 2010, the Basel Committee released its proposed final framework for strengthening international capital and liquidity regulation, now officially identified by the Basel Committee as “Basel III.” Basel III, when implemented by the U.S. banking agencies beginning on January 1, 2013 and fully phased in on January 1, 2019, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the proposed Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (LCR) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (NSFR) designed to promote more medium- and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. The LCR and NSFR have proposed adoption dates beginning in 2015 and 2018, respectively.

On June 6, 2012, the OCC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

When fully phased in, Basel III requires financial institutions to maintain: (a) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%); (b) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); (c) a minimum ratio of Total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of Tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer”.

When issued, the proposed rules indicated that final rules would become effective on January 1, 2013, and that the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. On November 9, 2012, pursuant to a joint release, the federal bank agencies announced that they did not expect that any of the proposed rules would become effective on January 1, 2013. As members of the Basel Committee on Banking Supervision, the U.S. agencies take seriously the internationally agreed timing commitments regarding the implementation of Basel III and are working as expeditiously as possible to complete the rulemaking process. As with any rule, the agencies will take operational and other considerations into account when determining appropriate implementation dates and associated transition periods. The Corporation expects that future risk weighted capital ratios determined pursuant to asset risk weightings as they may ultimately be structured under the prospective Basel III computational framework will differ unfavorably when compared to current computations. In light of the current uncertainty regarding the final structure of the computational framework, the Corporation cannot currently estimate the impact of the proposal on reported risk weighted capital ratios.

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

The Dodd-Frank Act imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are: (i) creating the CFPB to regulate consumer financial products and services; (ii) creating the FSOC to identify and impose additional regulatory oversight on large financial firms; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) limiting debit card interchange fees; (v) adopting certain changes to stockholder rights, including a stockholder “say on pay” vote on executive compensation; (vi) strengthening the SEC’s powers to regulate securities markets; (vii) regulating OTC derivative markets; (viii) making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (ix) providing consumers a defense of set-off or recoupment in a foreclosure or collection action if the lender violates the newly created “reasonable ability to repay” provision; (x) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, disallowing mandatory arbitration, and prepayment considerations; (xi) the “Volcker Rule” which, among other things, imposes restrictions on proprietary trading and investment activities of banks and bank holding companies and (xii) reform related to the regulation of credit rating agencies. Regulators are tasked with adopting regulations that implement and define the breadth and scope of many of these changes. A number of the regulations that must be adopted under the Dodd-Frank Act have yet to be proposed, and it is difficult to gauge the impact of certain provisions of the Dodd-Frank Act because so many important details related to the concepts adopted in the Dodd-Frank Act were left within the discretion of the regulators. For example, the CFPB has the power to adopt new regulations to protect consumers, which power it may exercise at its discretion so long as it advances the general concept of the protection of consumers. Consequently, the impact of these regulations and other regulations to be adopted pursuant to the Dodd-Frank Act is unclear, but may impair the Corporation’s ability to meet all of the product needs of its customers, lead customers to seek financial solutions and products through non-banking channels and adversely affect the Corporation’s profits. Moreover, the increased regulatory scrutiny set forth in the bill and the various proposed mechanisms by which the regulated entities reimburse the regulatory agencies for the increased costs associated with implementing the increased regulatory scrutiny will likely increase the Corporation’s cost of compliance, divert its resources and may adversely affect profits.

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

The Corporation generally will be unable to control the amount of premiums that it is required to pay for FDIC insurance. Any future increases in or required prepayments of FDIC insurance premiums may adversely affect the Corporation’s financial condition or results of operations. In light of the recent increases in the assessment rates, the potential for additional increases, and the Corporation’s status as a large bank, FNBPA may be required to pay additional amounts to the DIF, which would have an adverse effect on its earnings. If FNBPA’s deposit insurance premium assessment rate increases again, either because of its risk classification, because of emergency assessments, or because of another uniform increase, the earnings of the Corporation could be further adversely impacted.

The expiration of unlimited FDIC insurance on certain non-interest-bearing transaction accounts may increase the Corporation’s costs and reduce its liquidity levels.

On December 31, 2012, unlimited FDIC insurance on certain non-interest-bearing transaction accounts expired. Unlimited insurance coverage does not apply to money market deposit accounts or negotiable order of withdrawal accounts. The reduction in FDIC insurance on other types of accounts to the standard $250,000 maximum amount may cause depositors to place such funds in fully insured interest-bearing accounts, which would increase our costs of funds and negatively affect our results of operations, or may cause depositors to withdraw their deposits and invest uninsured funds in investments perceived as being more secure, such as securities issued by the UST. This may reduce the Corporation’s liquidity, or require it to pay higher interest rates to maintain the Corporation’s liquidity by retaining deposits.

The Corporation must comply with new stress-testing requirements.

In October, 2012, the FRB, OCC and FDIC finalized regulations implementing the stress testing requirements under the Dodd-Frank Act. The newly imposed stress test rule stipulates that all U.S. banks such as the Corporation with consolidated assets between $10 billion and $50 billion are required to conduct annual stress tests calculated under a multi-scenario analysis.

The economic and financial market scenarios to be used in the annual company-run stress test include baseline, adverse and severely adverse scenarios. Each includes 26 variables, including economic activity, unemployment, exchange rates, prices, incomes and interest rates. The adverse and severely adverse scenarios are not forecasts, but rather hypothetical scenarios designed to assess the strength and resilience of financial institutions. The final rule pushed back the compliance date for model submission until October 2013, and additionally delayed the public disclosure provisions until the completion of the 2014 data collection cycle. If the Corporation fails to meet these stress-test requirements, its financial condition could be materially and adversely affected.

Recently adopted rules regulating the imposition of debit card income may adversely affect the operations of the Corporation.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. Entities which had assets in excess of $10 billion as of December 31, 2011 were required to comply with those rules effective as of July 1, 2012. Beginning in 2012 and for each calendar year thereafter, entities having assets in excess of $10 billion as of the end of that calendar year will be required to comply with those rules no later than the immediately following July 1.

Following completion of the Parkvale acquisition on January 1, 2012, the Corporation’s assets exceeded the $10 billion threshold. The Corporation will be subject to the FRB rules concerning debit card interchange fees as of July 1, 2013. The Corporation estimates that its revenues earned from interchange fees could decrease by $9.0 million or more per year.

The Corporation’s information systems may experience an interruption or breach in security.

The Corporation relies heavily on internal and outsourced digital technologies and communications and information systems in key aspects of its business. The Corporation uses those technologies and systems to manage its customer relationships, general ledger, deposits and loans. Although the Corporation has policies and procedures designed to prevent or limit the impact of systems failures, interruptions and security breaches and maintains cyber security insurance, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed.

The occurrence of any failures, interruptions, or security breaches of the Corporation’s technology systems (internal or outsourced) could damage the Corporation’s reputation, result in a loss of customer business, discourage customers from using mobile bill pay, mobile banking and online banking services, and result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of proprietary information, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability, any of which could have a material adverse effect on the Corporation’s financial condition, results of operations or stock price. As cyber threats continue to evolve and increase, the Corporation may also be required to spend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities.

The Corporation is dependent upon outside third parties for processing and handling of its records and data.

In addition, the Corporation outsources certain of its data-processing to third-party providers. Those third-party providers could also be sources of operational and information security risk to the Corporation, including from breakdowns or failures of their own systems or capacity constraints. If its third-party providers encounter difficulties, or if the Corporation has difficulty in communicating with them, the Corporation’s ability to adequately process and account for customer transactions could be affected, and its business operations could be adversely impacted and result in a loss of customers and business, subject the Corporation to additional regulatory scrutiny, or expose the Corporation to civil litigation and possible financial liability. Any of these occurrences could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation continually encounters technological change.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Corporation’s future success will depend, in part, on its ability to address customer needs by using technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have greater resources to invest in technological improvements, and the Corporation may not effectively implement new technology-driven products and services or do so as quickly as its competitors. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect the Corporation’s revenue and profit.

The Corporation could experience significant difficulties and complications in connection with its growth and acquisition strategy.

The Corporation has grown significantly over the last few years, partly through acquisitions, and intends to seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its financial institution subsidiaries. However, the market for acquisitions is highly competitive. The Corporation may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as it currently anticipates.

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

The Corporation may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to its overall operations. Following each acquisition, the Corporation must expend substantial resources to integrate the entities. The integration of non-banking entities often involves combining different industry cultures and business methodologies. The failure to integrate acquired entities successfully with the Corporation’s existing operations may adversely affect its results of operations and financial condition.

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

The availability of additional financing will depend on a variety of factors, many of which are outside of the Corporation’s control, such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, the Corporation’s credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of the Corporation’s long- or short-term financial prospects if the Corporation incurs large credit losses or if the level of business activity decreases due to economic conditions. Accordingly, there can be no assurance of the Corporation’s ability to expand its operations through internal growth and acquisitions. As such, the Corporation may be forced to delay raising capital, issue shorter term securities than desired or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility.

The Corporation’s key assets include its brand and reputation and the Corporation’s business may be affected by how it is perceived in the market place.

The Corporation’s brand and its attributes are key assets of the Corporation. The Corporation’s ability to attract and retain banking, insurance, consumer finance, wealth management, merchant banking and corporate clients is highly dependent upon external perceptions of its level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the Corporation’s reputation among existing customers and corporate clients, which could make it difficult for the Corporation to attract new clients and maintain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Corporation’s reputation, or result in greater regulatory or legislative scrutiny or litigation against the Corporation. Although the Corporation monitors developments for areas of potential risk to its reputation and brand, negative perceptions or publicity could materially and adversely affect the Corporation’s revenues and profitability.

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

The Corporation will incur transaction and merger-related costs in connection with its pending mergers.

The Corporation expects to incur costs associated with combining its operations with those of ANNB and PVF. The Corporation has just recently begun collecting information regarding PVF in order to formulate detailed integration plans to deliver planned synergies. Additional unanticipated costs may be incurred in the integration of the businesses of the Corporation and those of ANNB and PVF. Whether or not the mergers are consummated, the Corporation will incur expenses, such as legal, accounting, printing and financial advisory fees, in pursuing the mergers. Although the Corporation expects that the elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may offset incremental transaction and merger-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Corporation may encounter integration difficulties or may fail to realize the anticipated benefits of its pending mergers.

The success of each of the mergers will depend on, among other things, the Corporation’s ability to combine the businesses of FNBPA and those of BankAnnapolis and Park View Federal Savings Bank (Park View) within the Corporation’s projected timeframe and in a manner that permits growth opportunities and does not materially disrupt the existing customer relationships of BankAnnapolis or Park View nor result in decreased revenues due to any loss of customers. If the Corporation is not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected.

The Corporation, ANNB and PVF have operated and, until the completion of the mergers, will continue to operate, independently. Certain employees of ANNB and PVF may not be employed after the mergers. In addition, employees of ANNB and PVF that the Corporation wishes to retain may elect to terminate their employment as a result of the mergers, which could delay or disrupt the integration process. It is possible that the integration process could result in the disruption of the Corporation’s, ANNB’s or PCF’s ongoing businesses or cause inconsistencies in standards, controls, procedures and policies that adversely affect the ability of the Corporation, ANNB or PVF to maintain relationships with customers and employees or to achieve the anticipated benefits of the mergers. Banks which have recently been subject to formal regulatory supervision, such as Park View, may pose additional risks in the integration process. To the extent there are any supervisory issues which cannot be resolved by the acquisition of Park View, the Corporation may need to incur additional compliance costs to address those issues.

The Corporation believes a combined company will achieve enhanced earnings due to, among other things, reduction of duplicate costs, improved efficiency and cross-marketing opportunities. If completion of the mergers is delayed or the Corporation experiences integration difficulties, including those discussed in the paragraphs above, the Corporation may not realize the anticipated benefits of the mergers at all, or the benefits of the mergers may take longer to realize than anticipated. Failure to achieve the anticipated benefits of the mergers in the timeframes projected by the Corporation could result in increased costs and decreased revenues.

The Corporation’s lack of operating experience in Maryland may adversely impact the Corporation’s ability to successfully compete in this market area.

The proposed merger between the Corporation and ANNB expands the Corporation’s current market area into Anne Arundel and Queen Anne’s counties, Maryland. While this new market area is contiguous with the Corporation’s existing market area, it is outside of the markets in which the Corporation’s senior management has extensive knowledge and experience and is a more competitive market environment than the markets in which the Corporation currently operates. The Corporation’s success in this new market will depend, in part, on its ability to attract and retain qualified and experienced personnel (particularly bankers who are knowledgeable of the banking and financing needs of businesses that support U.S. government agencies) to supplement the existing ANNB team for businesses that ANNB does not currently engage in, such as asset-based lending, wealth management, private banking and insurance. Although the Corporation expects to retain the services of ANNB’s Chairman of the Board, President and Chief Executive Officer, as Regional Chairman for a period of one year following the completion of the merger to assist with transition matters relating to the Annapolis, Maryland market, there can be no guarantee that this executive will serve the entire one-year term; or that his services will ensure the Corporation’s entry into the Annapolis, Maryland market proceeds according to the expectations of the Corporation’s management. Also, the lack of awareness of the Corporation brand in the Maryland markets may adversely affect its ability to attract and retain qualified personnel as well as the Corporation’s overall ability to compete in the new market area. Accordingly, there is a risk that the Corporation will lose customers in this new market area, may not adequately address this new market in terms of the products and services that the Corporation proposes to offer, or may be unable to successfully compete with institutions already established within this market area.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.     PROPERTIES

The Corporation owns a six-story building in Hermitage, Pennsylvania that serves as its headquarters, executive and administrative offices, and is also occupied by Community Banking and Wealth Management staff. The Corporation also leases office space in Pittsburgh, Pennsylvania that serves as its regional executive headquarters. This space is also occupied by Community Banking, Wealth Management and Insurance employees. Additionally, the Corporation owns a two-story building in Hermitage, Pennsylvania that serves as its data processing and technology center.

As of December 31, 2012, the Community Banking segment had 247 offices, located in 37 counties in Pennsylvania, six counties in eastern Ohio and one county in northern West Virginia, of which 165 were owned and 82 were leased. As of December 31, 2012, the Consumer Finance segment had 71 offices, located in 18 counties in Pennsylvania, 17 counties in Tennessee, 12 counties in Ohio and 14 counties in Kentucky, all of which were leased. The operating leases for the Community Banking and Consumer Finance offices expire at various dates through the year 2040 and generally include options to renew. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

During 2012, the Corporation consolidated 37 banking locations and reduced three banking locations to drive-up only service. Seventeen of these locations were consolidated during the first quarter as a result of the Parkvale acquisition. The remaining 20 locations were consolidated during the fourth quarter in an effort to position the Corporation for greater efficiency and profitability. The three locations with a reduction of service were also completed during the fourth quarter.

ITEM 3.     LEGAL PROCEEDINGS

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

On October 19, 2012, the parties to the Ord and Clarey Actions participated in a mediation required pursuant to the local rules of the court. On October 22, 2012, the parties filed a Joint Motion to Stay Pending Settlement Approval requesting that the court stay all proceedings due to the parties having reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the Ord and Clarey Actions on a class-wide basis. The proposed settlement contemplates that, in return for a full and complete release of claims by the plaintiffs and the settlement class members, FNBPA will create a settlement fund of $3.0 million for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses. Amounts related to the proposed settlement were accrued for in October 2012. On February 12, 2013, the court granted preliminary approval of the proposed settlement, which is subject to final court approval.

Annapolis Bancorp, Inc. Stockholder Litigation

On November 8, 2012, a purported stockholder of ANNB filed a derivative complaint on behalf of ANNB in the Circuit Court for Anne Arundel County, Maryland, captioned Andera v. Lerner, et al., Case no. 02C12173766, and naming as defendants ANNB, its board of directors and the Corporation. The lawsuit makes various allegations against the defendants, including that the merger consideration is inadequate and undervalues the company, that the director defendants breached their fiduciary duties to ANNB in approving the merger, and that the Corporation aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring the defendants from consummating the merger. In addition, the lawsuit seeks rescission of the merger agreement to the extent already implemented or, in the alternative, award of rescissory damages, an accounting to plaintiff for all damages caused by the defendants and for all profits and special benefits obtained as a result of the defendants’ alleged breaches of fiduciary duties, and an award of the costs and expenses incurred in the action, including a reasonable allowance for counsel fees and expert fees.

On February 7, 2013, the plaintiff filed an amended complaint with additional allegations regarding certain purported non-disclosures relating to the proxy statement/prospectus for the pending merger filed with the SEC on January 23, 2013. On February 22, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, ANNB, the ANNB board of directors, the Corporation and the plaintiff reached an agreement in principle to settle the action, and expect to memorialize that agreement in a written agreement. As part of this agreement in principle, the Corporation and ANNB agreed to disclose additional information in the proxy statement/prospectus filed on February 25, 2013. No substantive term of the merger agreement was modified as part of this settlement. The settlement agreement will be subject to court approval.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and principal occupation for each of the executive officers of the Corporation as of January 31, 2013 is set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	48	President and Chief Executive Officer of the Corporation; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	50	Chief Financial Officer of the Corporation; Executive Vice President of FNBPA

Gary L. Guerrieri	52	Chief Credit Officer of the Corporation; Executive Vice President of FNBPA

Timothy G. Rubritz	58	Corporate Controller and Senior Vice President of the Corporation

John C. Williams, Jr.	66	President of FNBPA

There are no family relationships among any of the above executive officers, and there is no arrangement or understanding between any of the above executive officers and any other person pursuant to which he was selected as an officer. The executive officers are elected by the Corporation’s Board of Directors subject in certain cases to the terms of an employment agreement between the officer and the Corporation.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Corporation’s common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2012 and 2011. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2013, there were 12,030 holders of record of the Corporation’s common stock.

	Low	High	Dividends
Quarter Ended 2012
March 31	$11.31	$12.56	$0.12
June 30	9.89	12.36	0.12
September 30	10.55	12.05	0.12
December 31	10.20	11.53	0.12
Quarter Ended 2011
March 31	$9.75	$10.68	$0.12
June 30	9.66	11.50	0.12
September 30	7.87	10.73	0.12
December 31	8.06	11.50	0.12

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2012.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (♦) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2007, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance

Total Return, Including Stock and Cash Dividends

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands, except per share data

Year Ended December 31	2012 (1)	2011 (2)	2010	2009	2008
Total interest income	$431,906	$391,125	$373,721	$388,218	$409,781
Total interest expense	59,055	74,617	88,731	121,179	157,989
Net interest income	372,851	316,508	284,990	267,039	251,792
Provision for loan losses	31,302	33,641	47,323	66,802	72,371
Total non-interest income	131,463	119,918	115,972	105,482	86,115
Total non-interest expense	318,829	283,734	251,103	255,339	222,704
Net income	110,410	87,047	74,652	41,111	35,595
Net income available to common stockholders	110,410	87,047	74,652	32,803	35,595

At Year-End
Total assets	$12,023,976	$9,786,483	$8,959,915	$8,709,077	$8,364,811
Net loans	8,033,345	6,756,005	5,982,035	5,744,706	5,715,650
Deposits	9,082,174	7,289,768	6,646,143	6,380,223	6,054,623
Short-term borrowings	1,083,138	851,294	753,603	669,167	596,263
Long-term debt	89,425	88,016	192,058	324,877	490,250
Junior subordinated debt	204,019	203,967	204,036	204,711	205,386
Total stockholders’ equity	1,402,069	1,210,199	1,066,124	1,043,302	925,984

Per Common Share
Basic earnings per share	$0.79	$0.70	$0.66	$0.32	$0.44
Diluted earnings per share	0.79	0.70	0.65	0.32	0.44
Cash dividends declared	0.48	0.48	0.48	0.48	0.96
Book value	10.02	9.51	9.29	9.14	10.32

Ratios
Return on average assets	0.94%	0.88%	0.84%	0.48%	0.46%
Return on average tangible assets	1.05	0.99	0.95	0.57	0.55
Return on average equity	8.02	7.36	7.06	3.87	4.20
Return on average tangible common equity	17.64	15.76	16.02	8.74	10.63
Dividend payout ratio	61.27	69.72	74.02	149.50	219.91
Average equity to average assets	11.68	11.97	11.88	12.35	11.01

(1)	On January 1, 2012, the Corporation completed the acquisition of Parkvale Financial Corporation

(2)	On January 1, 2011, the Corporation completed the acquisition of Comm Bancorp, Inc.

QUARTERLY EARNINGS SUMMARY

Dollars in thousands, except per share data

Quarter Ended 2012	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$107,578	$107,756	$109,285	$107,287
Total interest expense	13,660	14,225	14,804	16,366
Net interest income	93,918	93,531	94,481	90,921
Provision for loan losses	9,274	8,429	7,027	6,572
Gain on sale of securities	3	(66)	260	108
Impairment loss on securities	(93)	(119)	—	—
Other non-interest income	32,217	34,998	32,518	31,637
Total non-interest expense	76,592	77,082	78,482	86,673
Net income	28,955	30,743	29,130	21,582

Per Common Share
Basic earnings per share	$0.21	$0.22	$0.21	$0.16
Diluted earnings per share	0.21	0.22	0.21	0.15
Cash dividends declared	0.12	0.12	0.12	0.12

Quarter Ended 2011	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$96,897	$98,702	$98,155	$97,371
Total interest expense	16,768	18,300	19,461	20,088
Net interest income	80,129	80,402	78,694	77,283
Provision for loan losses	8,289	8,573	8,551	8,228
Gain on sale of securities	3,511	49	38	54
Impairment loss on securities	(29)	(37)	—	—
Other non-interest income	29,116	29,618	29,220	28,378
Total non-interest expense	71,591	69,217	68,369	74,557
Net income	23,737	23,773	22,362	17,175

Per Common Share
Basic earnings per share	$0.19	$0.19	$0.18	$0.14
Diluted earnings per share	0.19	0.19	0.18	0.14
Cash dividends declared	0.12	0.12	0.12	0.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Important Cautionary Statement Regarding Forward-Looking Information

The Corporation makes statements in this Report, and may from time to time make other statements, regarding its outlook for earnings, revenues, expenses, capital levels, liquidity levels, asset levels, asset quality and other matters regarding or affecting the Corporation and its future business and operations that are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “look,” “intend,” “outlook,” “project,” “forecast,” “estimate,” “goal,” “will,” “should” and other similar words and expressions. Forward-looking statements are subject to numerous assumptions, risks and uncertainties, which change over time.

Forward-looking statements speak only as of the date made. The Corporation does not assume any duty and does not undertake to update forward-looking statements. Actual results or future events could differ, possibly materially, from those anticipated in forward-looking statements, as well as from historical performance.

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

–	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.
•	Actions by the FRB, UST and other government agencies, including those that impact money supply and market interest rates.
•

Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or failure of the current moderate economic recovery and persistence or worsening levels of unemployment.
•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

–	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•

Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

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

–	Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

–	Increased competition, whether due to consolidation among financial institutions; realignments or consolidation of branch offices, legal and regulatory developments, industry restructuring or other causes, can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues.

–	As demonstrated by the Parkvale and pending ANNB and PVF acquisitions, the Corporation grows its business in part by acquiring other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties, involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders. In addition, with respect to the pending acquisition of ANNB, the Corporation may experience difficulties in expanding into a new market area, including retention of customers and key personnel of ANNB and its subsidiary, BankAnnapolis.

–	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

–	Business and operating results can also be affected by widespread disasters, dislocations, cyber attacks, terrorist activities or international hostilities through their impacts on the economy and financial markets.

The Corporation provides greater detail regarding some of these factors in the Risk Factors section of this Report. The Corporation’s forward-looking statements may also be subject to other risks and uncertainties, including those that may be discussed elsewhere in this Report or in SEC filings, accessible on the SEC’s website at www.sec.gov and on the Corporation’s website at www.fnbcorporation.com. The Corporation has included these web addresses as inactive textual references only. Information on these websites is not part of this document.

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

Management views critical accounting policies to be those which are highly dependent on subjective or complex judgments, estimates and assumptions, and where changes in those estimates and assumptions could have a significant impact on the consolidated financial statements. Management currently views the determination of the allowance for loan losses, accounting for acquired loans, securities valuation, goodwill and other intangible assets and income taxes to be critical accounting policies.

Allowance for Loan Losses

The allowance for loan losses addresses credit losses inherent in the existing loan portfolio and is presented as a reserve against loans on the consolidated balance sheet. Loan losses are charged off against the allowance for loan losses, with recoveries of amounts previously charged off credited to the allowance for loan losses. Provisions for loan losses are charged to operations based on management’s periodic evaluation of the adequacy of the allowance for loan losses.

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

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other risk factors concerning the economic environment. The specific credit allocations for individual impaired loans are based on ongoing analyses of all loans over a $0.5 million threshold. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. The evaluation of this component of the allowance for loan losses requires considerable judgment in order to estimate inherent loss exposures.

Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. Loans are categorized into pools primarily based on loan type and internal risk rating. There is considerable judgment involved in setting internal risk ratings, including an evaluation of the borrower’s current financial condition and ability to repay the loan. A loss migration and historical charge-off analysis is performed quarterly and loss factors are updated regularly based on actual experience. This analysis examines historical loss experience, the related internal ratings of loans charged off and considers inherent but undetected losses within the portfolio. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. The Corporation has grown through acquisitions and expanding the geographic footprint in which it operates. As a result, historical loss experience data used to establish loss estimates may not precisely correspond to the current portfolio. Also, loss data representing a complete economic cycle is not available for all sectors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration and historical charge-off analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management also evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Historical loss rates for each loan category may be adjusted for levels of and trends in loan volumes, large exposures, charge-offs, recoveries, delinquency, non-performing and other impaired loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; mergers and acquisitions; weighted average risk ratings; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of allowance for loan losses include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. The determination of this component of the allowance for loan losses is particularly dependent on the judgment of management.

There are many factors affecting the allowance for loan losses; some are quantitative, while others require qualitative judgment. Although management believes its process for determining the allowance for loan losses adequately considers all of the factors currently inherent in the portfolio that could potentially result in credit losses, the process includes subjective elements and may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses could be required that may adversely affect the Corporation’s earnings or financial position in future periods.

The Allowance and Provision for Loan Losses section of this financial review includes a discussion of the factors affecting changes in the allowance for loan losses during the current period.

Accounting for Acquired Loans

The Corporation accounts for its acquisitions under Accounting Standards Codification (ASC) 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets acquired, including loans, are recorded at fair value. No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit risk. Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in ASC 820. Fair value estimates associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Over the life of the acquired loans, the Corporation continues to estimate cash flows expected to be collected on individual loans or on pools of loans sharing common risk characteristics. The Corporation evaluates at each balance sheet date whether the estimated cash flows and corresponding present value of its loans determined using the effective interest rates has decreased and if so, recognizes a provision for loan loss in its consolidated statement of income. For any increases in cash flows expected to be collected, the Corporation adjusts the amount of accretable yield recognized on a prospective basis over the loan’s or pool’s remaining life.

Securities Valuation and Impairment

The Corporation evaluates its investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost or amortized cost basis.

The Corporation’s OTTI evaluation process is performed in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is extensive to support a conclusion as to whether a decline in fair value below cost or amortized cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached.

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

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC 320, Investments—Debt Securities.

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

The Corporation performs a qualitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Corporation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not perform the two-step goodwill impairment test. The two-step impairment test is used to identify potential goodwill impairment and measure the amount of impairment loss to be recognized, if any. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure impairment loss, if any. Under the second step, the fair value is allocated to all of the assets and liabilities of the reporting unit to determine an implied fair value of goodwill. This allocation is similar to a purchase price allocation performed in purchase accounting. If the implied goodwill value of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that difference.

Determining fair values of each reporting unit, of its individual assets and liabilities, and also of other identifiable intangible assets requires considering market information that is publicly available as well as the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Inputs used in determining fair values where significant estimates and assumptions are necessary include discounted cash flow calculations, market comparisons and recent transactions, projected future cash flows, discount rates reflecting the risk inherent in future cash flows, long-term growth rates and determination and evaluation of appropriate market comparables.

The Corporation performed an annual test of goodwill for each of its business units as of October 1, 2012, and concluded that the recorded value of goodwill was not impaired.

Income Taxes

The Corporation is subject to the income tax laws of the U.S., its states and other jurisdictions where it conducts business. The laws are complex and subject to different interpretations by the taxpayer and various taxing authorities. In determining the provision for income taxes, management must make judgments and estimates about the application of these inherently complex tax statutes, related regulations and case law. In the process of preparing the Corporation’s tax returns, management attempts to make reasonable interpretations of the tax laws. These interpretations are subject to challenge by the taxing authorities or based on management’s ongoing assessment of the facts and evolving case law.

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

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2012 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Overview

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania, eastern Ohio and northern West Virginia. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net income for 2012 was $110.4 million or $0.79 per diluted share compared to net income of $87.0 million or $0.70 per diluted share for 2011. The increase in net income is a result of an increase of $56.3 million in net interest income, combined with an increase of $11.5 million in non-interest income and a decrease of $2.3 million in the provision for loan losses, partially offset by a $35.1 million increase in non-

interest expense. The results for 2012 were impacted by merger costs totaling $7.4 million and the full-year effect of the Parkvale acquisition that closed on January 1, 2012.

The Corporation’s return on average equity was 8.02% and its return on average assets was 0.94% for 2012, an improvement compared to 7.36% and 0.88%, respectively, for 2011. The Corporation’s return on average tangible equity was 17.64% and its return on average tangible assets was 1.05% for 2012, both improvements from 15.76% and 0.99%, respectively, for 2012.

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

The following tables summarize the Corporation’s non-GAAP financial measures for 2012 and 2011 derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

Year Ended December 31	2012	2011
Return on average tangible equity:
Net income	$110,410	$87,047
Amortization of intangibles, net of tax	5,938	4,698

	$116,348	$91,745

Average total stockholders’ equity	$1,376,494	$1,181,941
Less: Average intangibles	(717,031)	(599,851)

	$659,463	$582,090

Return on average tangible equity	17.64%	15.76%

Return on average tangible assets:
Net income	$110,410	$87,047
Amortization of intangibles, net of tax	5,938	4,698

	$116,348	$91,745

Average total assets	$11,782,821	$9,871,164
Less: Average intangibles	(717,031)	(599,851)

	$11,065,790	$9,271,313

Return on average tangible assets	1.05%	0.99%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2012			2011			2010
Assets	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Interest bearing deposits with banks	$94,719	$210	0.22%	$118,731	$275	0.23%	$171,740	$428	0.25%
Taxable investment securities (1)	2,031,289	47,161	2.27	1,555,939	42,061	2.65	1,394,778	43,150	3.04
Non-taxable investment securities (1) (2)	183,558	10,253	5.59	198,197	11,402	5.75	189,834	11,126	5.86
Loans (2) (3)	7,896,899	381,664	4.83	6,688,368	345,282	5.16	5,968,567	325,669	5.45

Total interest earning assets	10,206,465	439,288	4.30	8,561,235	399,020	4.66	7,724,919	380,373	4.92

Cash and due from banks	187,095			166,809			141,880
Allowance for loan losses	(103,590)			(109,754)			(114,526)
Premises and equipment	146,757			127,017			115,983
Other assets	1,346,094			1,125,857			1,038,478

	$11,782,821			$9,871,164			$8,906,734

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$3,497,352	7,636	0.22	$2,889,720	9,912	0.34	$2,443,381	10,129	0.41
Savings	1,194,071	1,124	0.09	945,673	1,683	0.18	857,582	1,659	0.19
Certificates and other time	2,691,597	33,753	1.25	2,278,133	41,940	1.84	2,199,667	52,736	2.40
Customer repurchase agreements	792,131	2,506	0.31	637,351	3,185	0.49	640,248	4,449	0.69
Other short-term borrowings	158,875	2,656	1.64	154,228	3,526	2.26	130,981	3,694	2.78
Long-term debt	90,652	3,492	3.85	200,158	6,403	3.20	224,610	8,080	3.60
Junior subordinated debt	203,471	7,888	3.88	203,950	7,968	3.91	204,370	7,984	3.91

Total interest bearing liabilities	8,628,149	59,055	0.68	7,309,213	74,617	1.02	6,700,839	88,731	1.32

Non-interest bearing demand	1,615,419			1,266,392			1,045,837
Other liabilities	162,759			113,618			102,326

	10,406,327			8,689,223			7,849,002
Stockholders’ equity	1,376,494			1,181,941			1,057,732

	$11,782,821			$9,871,164			$8,906,734

Excess of interest earning assets over interest bearing liabilities	$1,578,316			$1,252,022			$1,024,080

Net interest income (FTE)		380,233			324,403			291,642
Tax-equivalent adjustment		(7,382)			(7,895)			(6,652)

Net interest income		$372,851			$316,508			$284,990

Net interest spread			3.62%			3.64%			3.60%

Net interest margin (2)			3.73%			3.79%			3.77%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, customer repurchase agreements, short- and long-term borrowings and junior subordinated debt). In 2012, net interest income, which comprised 73.9% of net revenue (net interest income plus non-interest income) compared to 72.5% in 2011, was affected by the general level of interest rates, changes in interest rates and the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $55.8 million or 17.2% from $324.4 million for 2011 to $380.2 million for 2012. Average earning assets increased $1.6 billion or 19.2% and average interest bearing liabilities increased $1.3 billion or 18.0% from 2011 due to the acquisition of Parkvale, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.73% for 2012 compared to 3.79% for 2011 as loan yields declined faster than deposit rates primarily reflecting the acquisition of Parkvale as well as the impact of the current low interest rate environment. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table provides certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volume and rates paid for interest bearing liabilities for the periods indicated (in thousands):

	2012 vs 2011			2011 vs 2010
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(54)	$(11)	$(65)	$(124)	$(29)	$(153)
Securities	11,701	(7,750)	3,951	4,628	(5,441)	(813)
Loans	57,843	(21,461)	36,382	34,040	(14,427)	19,613

	69,490	(29,222)	40,268	38,544	(19,897)	18,647

Interest Expense
Deposits:
Interest bearing demand	1,504	(3,780)	(2,276)	1,437	(1,654)	(217)
Savings	387	(946)	(559)	145	(121)	24
Certificates and other time	6,715	(14,902)	(8,187)	1,866	(12,662)	(10,796)
Customer repurchase agreements	665	(1,344)	(679)	(20)	(1,244)	(1,264)
Other short-term borrowings	(90)	(780)	(870)	427	(595)	(168)
Long-term debt	(4,024)	1,113	(2,911)	(831)	(846)	(1,677)
Junior subordinated debt	(19)	(61)	(80)	(16)	—	(16)

	5,138	(20,700)	(15,562)	3,008	(17,122)	(14,114)

Net Change	$64,352	$(8,522)	$55,830	$35,536	$(2,775)	$32,761

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $439.3 million for 2012 increased $40.3 million or 10.1% from 2011, primarily due to increased earning assets resulting from a combination of organic growth and the Parkvale acquisition, partially offset by lower yields. Additionally, during 2012, the Corporation recognized $5.9 million in additional accretable yield as a result of improved cash flows on acquired loan portfolios compared to original estimates for both CBI and Parkvale and $2.1 million in accretable yield relating to TPS. The increase in earning assets was primarily driven by a $1.2 billion or 18.1% increase in average loans. Loans acquired from Parkvale totaled $922.1 million on the acquisition date. The yield on earning assets decreased 36 basis points from 2011 to 4.30% for 2012, reflecting the decreases in market interest rates and competitive pressure along with the Parkvale acquired loans that carried lower yields than the Corporation’s existing loan portfolio.

Interest expense of $59.1 million for 2012 decreased $15.6 million or 20.9% from the same period of 2011 due to lower rates paid, partially offset by growth in interest bearing liabilities resulting from a combination of organic growth and the acquisition of Parkvale. The rate paid on interest bearing liabilities decreased 34 basis points to 0.68% during 2012 compared to 2011, reflecting changes in interest rates, the Parkvale acquisition and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased $1.8 billion or 22.1% for 2012 compared to 2011. Deposits acquired from Parkvale totaled $1.5 billion on the acquisition date. This growth was partially offset by a $109.5 million or 54.7% reduction in average long-term debt primarily associated with the prepayment of certain higher-cost borrowings during the fourth quarter of 2011.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $31.3 million during 2012 decreased $2.3 million from 2011, primarily due to a lower provision in the Florida portfolio, partially offset by $4.2 million in provision for the acquired portfolio. During 2012, net charge-offs were $27.6 million, or 0.35% of average loans, compared to $39.1 million, or 0.58% of average loans, for 2011, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.28% at December 31, 2012, compared to 1.47% at December 31, 2011, with the decline directionally consistent with the overall favorable credit quality performance as well as reserves to support the solid loan growth experienced in 2012. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $131.5 million for 2012 increased $11.5 million or 9.6% from 2011. This increase was primarily due to increases in service charges, insurance commissions and fees, gains on sales of mortgage loans and other non-interest income, partially offset by a decrease in gains on sales of securities. The variances in these and certain other non-interest income items are further explained in the following paragraphs.

Net impairment losses on securities for 2012 were $0.2 million, relating to one non-agency collateralized mortgage obligation (CMO), compared to $0.1 million for 2011, primarily related to pooled TPS.

Service charges on loans and deposits of $70.1 million for 2012 increased $8.2 million or 13.2% from 2011, reflecting increases of $3.3 million in income from interchange fees, $1.7 million in overdraft fees and $3.2 million in other service charges due to a combination of higher volume, organic growth and the expanded customer base due to the Parkvale acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 section included in the Business section of this Report.

Insurance commissions and fees of $16.4 million for 2012 increased $1.2 million or 8.2% from 2011, primarily as a result of increased policies for new business, including a large new account.

Securities commissions of $8.4 million for 2012 increased $0.8 million or 11.0% from 2011 primarily due to positive results from new initiatives, combined with increased volume and the Parkvale acquisition.

Trust fees of $15.2 million for 2012 increased $0.5 million or 3.1% from 2011. The market value of assets under management increased by $344.2 million or 14.3% to $2.8 billion over this same period as a result of organic growth, primarily in the fourth quarter, and improved market conditions.

Gains on sales of residential mortgage loans of $3.9 million for 2012 increased 40.4% from 2011 due to additional sales volume. For 2012, the Corporation sold $241.6 million of residential mortgage loans, compared to $164.5 million for 2011, as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Gains on sales of securities of $0.3 million for 2012 decreased from $3.7 million for 2011. During 2011, the Corporation recognized a $3.4 million gain relating to the sale of a $3.9 million U.S. government agency security and $83.7 million of mortgage-backed securities. These sales were made in conjunction with debt prepayments that were completed to better position the balance sheet.

Income from bank owned life insurance (BOLI) of $6.5 million for 2012 increased $1.3 million or 24.9% from 2011 as a result of policies acquired from Parkvale and management actions designed to improve performance.

Other income was $10.9 million for 2012 compared to $9.0 million for 2011. During 2012, the Corporation recognized a $0.7 million gain relating to the successful harvesting of mezzanine financing relationships by the Corporation’s merchant banking subsidiary. Also during 2012, the Corporation recognized $0.5 million more in dividends on non-marketable equity securities and $0.7 million more in recoveries on impaired loans acquired in acquisitions prior to 2009. Additionally, the Corporation recognized $0.3 million more swap-related revenue during 2012. The Corporation’s interest rate swap program is designed for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income. During 2012, the Corporation recognized a $1.7 million loss on the sale of branches as part of accelerating its branch consolidation project, partially offset by a $1.4 million gain on sale of the former headquarters building of a previously acquired bank.

Non-Interest Expense

Total non-interest expense of $318.8 million for 2012 increased $35.1 million or 12.4% from 2011. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, amortization of intangibles, outside services, supplies, merger-related expenses and other non-interest expense, partially offset by decreases in loan-related, other real estate owned (OREO) and marketing expenses. The variances in these and certain other non-interest expense items are further explained in the following paragraphs, with an overriding theme of the expense increases being primarily related to the branch offices and operations acquired from Parkvale, as well as merger-related costs.

Salaries and employee benefits of $168.2 million for 2012 increased $18.4 million or 12.3% from 2011. This increase was primarily attributable to the Parkvale acquisition as well as merit increases and higher profitability and performance-based accruals for incentive compensation given increased financial results. Additionally, the Corporation recorded a net charge of $0.6 million in 2012 for severance and other items relating to a former executive.

Occupancy and equipment expense of $46.9 million for 2012 increased $6.1 million or 14.8% from 2011, resulting from higher expenses associated with the Parkvale locations.

Amortization of intangibles expense of $9.1 million for 2012 increased $1.9 million or 26.4% from 2011 due to additional intangible balances from the Parkvale acquisition.

Outside services expense of $28.0 million for 2012 increased $6.2 million or 28.4% from 2011, primarily resulting from increases of $1.5 million related to legal expense, $1.4 million related to check card expenses, $1.1 related to data processing services, $0.4 million related to director fees and $1.0 million relating to other services. These increases were primarily due to the Parkvale acquisition.

FDIC insurance of $8.1 million for 2012 increased slightly from $8.0 million for 2011 primarily due the increased assessment asset base from the Parkvale acquisition.

Supplies expense of $6.4 million for 2012 increased $1.5 million or 30.4% from 2011 resulting from the higher expenses associated with the Parkvale locations.

State tax expense of $6.2 million for 2012 decreased $0.8 million or 11.7% from 2011, primarily due to utilizing state tax credits.

Loan-related expense of $3.4 million for 2012 decreased $2.0 million or 37.2% from 2011, primarily due to lower expenses resulting from the reduction of the Florida commercial real estate loan portfolio.

OREO expense of $3.3 million for 2012 decreased $1.9 million or 37.4% from 2011 primarily due to a $1.5 million recovery on a Florida property sale combined with higher property maintenance costs during 2011 associated with the Florida commercial real estate portfolio.

Telephone expense of $5.7 million for 2012 increased $0.7 million or 14.9% from 2011, primarily due to additional locations from the Parkvale acquisition.

Advertising and promotional expense of $5.0 million for 2012 decreased $1.4 million or 21.7% from 2011, primarily due to continued expense control.

The Corporation recorded $7.4 million in merger-related costs associated with the Parkvale acquisition, including related branch consolidation costs, during 2012. Merger-related costs recorded during 2011 in conjunction with the Parkvale and CBI acquisitions were $5.0 million.

Other non-interest expense increased to $21.1 million for 2012 from $17.2 million for 2011. During 2012, the Corporation recorded $3.0 million in litigation costs to establish a settlement fund to resolve a class action matter, which is further discussed in the Legal Proceedings section of this Report. The Corporation also recognized $0.5 million more in postage, primarily resulting from the Parkvale acquisition. Additionally, miscellaneous losses increased $0.5 million due to check losses, donations increased $0.5 million due to the timing of annual contributions to support corporate causes, insurance benefit expense increased $0.6 million as a result of an adjustment related to Regency and business development expense increased $0.4 million. During 2011, the Corporation recorded a charge of $3.3 million associated with the prepayment of certain higher-cost borrowings to better position the balance sheet.

Income Taxes

The Corporation’s income tax expense of $43.8 million for 2012 increased $11.8 million or 36.8% from 2011. The effective tax rate of 28.4% for 2012 increased from 26.9% for 2011, reflecting the impact of higher pre-tax income. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

The Corporation’s return on average equity was 7.36% and its return on average assets was 0.88% for 2011, compared to 7.06% and 0.84%, respectively, for 2010. The Corporation’s return on average tangible equity was 15.76% and its return on average tangible assets was 0.99% for 2011, compared to 16.02% and 0.95%, respectively, for 2010.

Net Interest Income

In 2011, net interest income, which comprised 72.5% of net revenue compared to 71.1% in 2010, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

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

Trust fees of $14.8 million for 2011 increased by $2.1 million or 16.2% from 2010 due to revenue initiatives implemented in 2011and improved market conditions in 2011, combined with increased volume from the CBI acquisition. During 2011, the market value of assets under management increased by $110.9 million or 4.8% to $2.4 billion at December 31, 2011.

Gain on sale of securities of $3.7 million for 2011 increased $0.7 million or 23.4% from 2010. During 2011, the Corporation recognized a $3.4 million gain relating to the sale of $87.6 million of U.S. government agency and mortgage-backed securities. During 2010, the Corporation recognized a gain of $2.3 million relating to the sale of $59.8 million of U.S. government agency and mortgage-backed securities. These sales were made in conjunction with debt prepayments that were completed to better position the balance sheet.

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

Other income of $9.0 million for 2011 decreased $5.6 million or 38.4% from 2010. The primary items contributing to this decrease were $3.7 million less in recoveries on impaired loans acquired in acquisitions prior to 2009 and $2.5 million gains relating to the successful harvesting of mezzanine financing relationships by the Corporation’s merchant banking subsidiary during 2010. Additionally, gains on the sale of fixed assets and repossessed assets decreased $0.5 million during this period. Partially offsetting these decreases was an increase of $1.3 million in fees earned through an interest rate swap program for larger commercial customers who desire fixed rate loans while the Corporation benefits from a variable rate asset, thereby helping to reduce volatility in its net interest income.

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

OREO expense of $5.2 million for 2011 increased $0.3 million or 6.8% from 2010 to reflect updated valuations and property maintenance costs primarily for the Corporation’s Florida commercial real estate portfolio.

Telephone expense of $5.0 million for 2011 increased $0.4 million or 9.2% from 2010, primarily due to the CBI acquisition.

Advertising and promotional expense of $6.4 million for 2011 increased $1.2 million or 23.5% from 2010, primarily due to the CBI acquisition.

The Corporation recorded $5.0 million in merger-related costs associated with the CBI acquisition and the pending Parkvale acquisition during 2011. Merger-related costs recorded during 2010 were $0.6 million. Information relating to the Corporation’s acquisitions is discussed in the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Other non-interest expense of $17.2 million for 2011 increased $1.9 million or 12.6% from 2010. Business development expenses and postage increased $0.4 million and $0.2 million, respectively, during 2011, mainly due to the acquisition of CBI. During 2011 and 2010, the Corporation recorded charges of $3.3 million and $2.3 million, respectively, associated with the prepayment of certain higher-cost borrowings to better position the balance sheet.

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

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short- long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at December 31, 2012 was $114.7 million compared to $166.1 million at December 31, 2011. This decrease is primarily the result of the Parkvale acquisition, as cash on hand at December 31, 2011 reflected the $62.8 million in proceeds from the 2011 capital raise which was deployed in the acquisition of Parkvale in the first quarter of 2012. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.5 times on December 31, 2012 and 2.1 times on December 31, 2011. The internal guideline for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 16.2 months on December 31, 2012 and 11.9 months on December 31, 2011. The internal guideline for MCH is for the ratio to be greater than 3 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes increased $2.3 million or 1.1% during 2012 to $215.2 million at December 31, 2012. Regency terminated a $25.0 million line of credit with Wells Fargo in June 2012, as Regency is able to fund itself with less expensive sources.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate consistent growth in deposits and customer repurchase agreements. Average deposits and customer repurchase agreements had organic growth of 3.1% for 2012. This growth was net of a planned decrease in time deposits due to the lower rate environment and desire to enhance overall mix. Transaction deposits and customer repurchase agreements had organic growth of 9.6% for the same period, representing successful new customer acquisition and higher average balances. FNBPA had unused wholesale credit availability of $4.0 billion or 34.1% of bank assets at December 31, 2012 and $3.4 billion or 35.3% of bank assets at December 31, 2011. The increase in availability is due to the Parkvale acquisition. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to certificates of deposit issued through brokers. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 5.0% and 2.7% of bank assets as of December 31, 2012 and 2011, respectively. This ratio increased due to the additional unpledged securities resulting from the Parkvale acquisition.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of December 31, 2012 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 2.6% and 3.4% as of December 31, 2012 and 2011, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$248,614	$402,896	$516,707	$942,811	$2,111,028
Investments	63,629	101,160	162,387	355,448	682,624

	312,243	504,056	679,094	1,298,259	2,793,652
Liabilities
Non-maturity deposits	59,323	118,646	177,969	355,939	711,877
Time deposits	148,415	335,508	398,444	509,262	1,391,629
Borrowings	159,277	39,781	60,362	115,022	374,442

	367,015	493,935	636,775	980,223	2,477,948

Period Gap (Assets - Liabilities)	$(54,772)	$10,121	$42,319	$318,036	$315,704

Cumulative Gap	$(54,772)	$(44,651)	$(2,332)	$315,704

Cumulative Gap to Total Assets	(0.5)%	(0.4)%	0.0%	2.6%

In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of the Corporation’s liquidity position. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

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

The Corporation uses an asset/liability model to measure its interest rate risk. Interest rate risk measures utilized by the Corporation include earnings simulation, economic value of equity (EVE) and gap analysis.

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

The following repricing gap analysis (in thousands) as of December 31, 2012 compares the difference between the amount of interest earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$2,827,375	$774,366	$497,518	$827,104	$4,926,363
Investments	63,631	141,484	187,711	406,721	799,547

	2,891,006	915,850	685,229	1,233,825	5,725,910
Liabilities
Non-maturity deposits	1,971,330	—	—	—	1,971,330
Time deposits	158,367	336,902	398,123	508,515	1,401,907
Borrowings	932,294	155,331	13,936	22,170	1,123,731

	3,061,991	492,233	412,059	530,685	4,496,968
Off-balance sheet	(100,000)	—	—	—	(100,000)

Period Gap (assets – liabilities + off-balance sheet)	$(270,985)	$423,617	$273,170	$703,140	$1,128,942

Cumulative Gap	$(270,985)	$152,632	$425,802	$1,128,942

Cumulative Gap to Assets	(2.3)%	1.3%	3.5%	9.4%

The twelve-month cumulative repricing gap to total assets was 9.4% and 9.8% as of December 31, 2012 and 2011, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2012.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates.

	December 31, 2012	December 31, 2011	ALCO Guidelines
Net interest income change (12 months):
+ 300 basis points	6.1%	3.9%	n/a
+ 200 basis points	4.7%	2.8%	+/-5.0%
+ 100 basis points	2.5%	1.6%	+/-5.0%
- 100 basis points	(2.8)%	(1.6)%	+/-5.0%

Economic value of equity:
+ 300 basis points	4.5%	5.3%	+/-25.0%
+ 200 basis points	4.5%	5.0%	+/-15.0%
+ 100 basis points	3.3%	3.6%	+/-10.0%
- 100 basis points	(10.2)%	(9.3)%	+/-10.0%

The ALCO has granted an exception for -100 basis point scenarios due to the low probability of such an interest rate scenario when interest rates are already at historical lows.

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

The ALCO utilized several tactics to manage the Corporation’s current interest rate risk position. As mentioned earlier, the growth in deposits and repurchase agreements has been net of decreases in time deposits. The growth in these non-maturity deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 59.6% of total loans as of both December 31, 2012 and 2011. This ratio decreased in the first quarter of 2012 due to the Parkvale acquisition, which had a higher concentration of fixed-rate loans, and subsequently increased due to variable and adjustable rate loan originations. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio to be slightly longer given the asset sensitive nature of its balance sheet in order to generate incremental earnings. At December 31, 2012, the portfolio duration was 2.7 versus a 2.2 level at December 31, 2011. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. The commercial swaps currently total $794.7 million of notional principal, with $210.0 million in notional swap principal originated during 2012. The success of the aforementioned tactics has resulted in an asset-sensitive position. In order to manage the interest rate risk position and generate incremental earnings, the ALCO executed a $100 million pay variable/receivable fixed swap on January 1, 2013, which will mature on January 1, 2021. The swap pays 1-month LIBOR and receives a fixed rate of 1.365%. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

The Corporation recognizes that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest earning assets and repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and available industry data. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the balance sheet structure as of the valuation date and do not reflect the planned growth or management actions that could be taken.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2012 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$6,546,316	$—	$—	$—	$6,546,316
Certificates and other time deposits	1,433,472	726,327	342,623	33,436	2,535,858
Operating leases	7,619	11,629	7,873	19,024	46,125
Long-term debt	32,101	30,063	24,501	2,760	89,425
Low income housing tax credit investments	2,745	—	—	—	2,745

	$8,022,253	$768,019	$374,997	$55,220	$9,220,489

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2012 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$2,350,030	$38,129	$74,743	$137,453	$2,600,355
Standby letters of credit	58,431	11,302	3,226	57,953	130,912

	$2,408,461	$49,431	$77,969	$195,406	$2,731,267

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

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio and northern West Virginia. The commercial real estate portfolio also includes loans in Florida, which totaled $68.6 million or 0.8% of total loans at December 31, 2012, compared to $154.1 million or 2.2% of total loans at December 31, 2011. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which equaled $171.0 million or 2.1% of total loans at December 31, 2012, compared to $163.9 million or 2.4% of total loans as of December 31, 2011. Due to the relative insignificance of these consumer finance loans, they are not segregated from other consumer loans.

Following is a summary of loans (in thousands):

December 31	2012	2011	2010	2009	2008
Commercial real estate	$2,707,046	$2,495,727	$2,256,400	$2,303,126	$2,247,354
Commercial and industrial	1,602,314	1,363,692	1,081,592	931,612	926,587
Commercial leases	130,133	110,795	79,429	57,255	36,664

Commercial loans and leases	4,439,493	3,970,214	3,417,421	3,291,993	3,210,605
Direct installment	1,178,530	1,029,187	1,002,725	985,746	1,070,791
Residential mortgages	1,092,228	670,936	622,242	605,219	638,356
Indirect installment	582,037	540,789	514,369	527,818	531,430
Consumer lines of credit	805,494	607,280	493,881	408,469	340,750
Other	39,937	38,261	37,517	30,116	28,448

	$8,137,719	$6,856,667	$6,088,155	$5,849,361	$5,820,380

Commercial real estate includes both owner occupied and non-owner occupied loans secured by commercial properties. Commercial and industrial includes loans to businesses that are not secured by real estate. Commercial leases consist of loans for new or used equipment. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans originated by third parties and underwritten by the Corporation, primarily automobile loans. Consumer lines of credit includes HELOC and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of mezzanine loans and student loans.

Additional information relating to originated and acquired loans is provided in the Loans footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Total loans increased $1,281.1 million or 18.7% to $8.1 billion at December 31, 2012, compared to $6.9 billion at December 31, 2011. This increase was due to a combination of $922.1 million in loans from the Parkvale acquisition and solid organic growth, particularly in commercial loans and leases and consumer lines of credit.

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

As of December 31, 2012, approximately 46.5% of the commercial real estate loans were owner-occupied, while the remaining 53.5% were non-owner-occupied, compared to 46.0% and 54.0%, respectively, as of December 31, 2011. As of December 31, 2012 and 2011, the Corporation had commercial construction loans of $190.2 million and $210.1 million, respectively, representing 2.3% and 3.1% of total loans, respectively. As of December 31, 2012 and 2011, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2012 (in thousands):

	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$319,414	$1,411,833	$2,708,246	$4,439,493
Residential mortgages	4,978	28,936	1,058,314	1,092,228

	$324,392	$1,440,769	$3,766,560	$5,531,721

The total amount of loans due after one year includes $1.4 billion with floating or adjustable rates of interest and $3.8 billion with fixed rates of interest.

For additional information relating to lending activity, see the Loans footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Non-Performing Assets

Non-performing loans include non-accrual loans and non-performing troubled debt restructurings (TDRs). Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals generally when principal or interest is due and has remained unpaid for a certain number of days unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods that have not been returned to accrual status.

Following is a summary of non-performing assets (dollars in thousands):

December 31	2012	2011	2010	2009	2008
Non-accrual loans	$66,004	$94,335	$115,589	$133,891	$139,607
Troubled debt restructurings	14,876	11,893	19,705	11,624	3,872

Total non-performing loans	80,880	106,228	135,294	145,515	143,479
Other real estate owned (OREO)	35,257	34,719	32,702	21,367	9,177

Total non-performing loans and OREO	116,137	140,947	167,996	166,882	152,656
Non-performing investments	2,809	8,972	5,974	4,825	10,456

Total non-performing assets	$118,946	$149,919	$173,970	$171,707	$163,112

Non-performing loans/total loans	0.99%	1.55%	2.22%	2.49%	2.47%
Non-performing loans + OREO/ total loans + OREO	1.42%	2.05%	2.74%	2.84%	2.62%
Non-performing assets/total assets	0.99%	1.53%	1.94%	1.97%	1.95%

During 2012, non-performing loans and OREO decreased $24.8 million, from $140.9 million at December 31, 2011 to $116.1 million at December 31, 2012. The total decrease reflects a $28.3 million reduction in non-accrual loans, which was partially offset by a $3.0 million increase in TDRs. Non-accrual loans decreased from $94.3 million at December 31, 2011 to $66.0 million at December 31, 2012, with the decrease primarily attributable to two non-accrual accounts in the Corporation’s Florida commercial real estate portfolio making significant principal payments during the year totaling $21.9 million.

During 2011, non-performing loans and OREO decreased $27.1 million, from $168.0 million at December 31, 2010 to $140.9 million at December 31, 2011. The total decrease reflects a $21.3 million decrease in non-accrual loans and a $7.8 million decrease in TDRs. Non-accrual loans decreased from $115.6 million at December 31, 2010 to $94.3 million at December 31, 2011, with $16.1 million of the decrease relating to the Corporation’s commercial real estate portfolio following a $7.4 million transfer to OREO during the first quarter of 2011, as well as write-downs related to land reappraisals. Non-performing TDRs decreased during the year as a result of $7.9 million of accruing loans moving to performing status following a period of sustained performance.

Following is a summary of non-performing loans, by class (in thousands):

December 31	2012	2011	2010
Commercial real estate	$48,483	$76,256	$98,557
Commercial and industrial	6,099	6,956	9,808
Commercial leases	965	1,084	970

Total commercial loans and leases	55,547	84,296	109,335
Direct installment	8,541	7,163	10,734
Residential mortgages	11,415	9,544	13,600
Indirect installment	1,131	979	820
Consumer lines of credit	746	746	805
Other	3,500	3,500	—

	$80,880	$106,228	$135,294

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

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses estimate. Additional information related to the Corporation’s TDRs is included in the Loans and Allowance for Loan Losses footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
December 31, 2012
Commercial real estate	$850	$588	$11,156	$12,594
Commercial and industrial	775	82	283	1,140
Commercial leases	—	—	—	—

Total commercial loans and leases	1,625	670	11,439	13,734
Direct installment	5,613	5,199	749	11,561
Residential mortgages	5,401	8,524	107	14,032
Indirect installment	—	92	90	182
Consumer lines of credit	20	391	—	411
Other	—	—	—	—

	$12,659	$14,876	$12,385	$39,920

December 31, 2011
Commercial real estate	$803	$—	$10,510	$11,313
Commercial and industrial	800	—	214	1,014
Commercial leases	—	—	—	—

Total commercial loans and leases	1,603	—	10,724	12,327
Direct installment	4,987	4,638	103	9,728
Residential mortgages	3,419	7,101	—	10,520
Indirect installment	—	61	—	61
Consumer lines of credit	122	93	—	215
Other	—	—	—	—

	$10,131	$11,893	$10,827	$32,851

December 31, 2010
Commercial real estate	—	$822	$19,333	$20,155
Commercial and industrial	—	819	39	858
Commercial leases	—	—	—	—

Total commercial loans and leases	—	1,641	19,372	21,013
Direct installment	—	7,449	100	7,549
Residential mortgages	—	10,328	155	10,483
Indirect installment	—	70	—	70
Consumer lines of credit	—	217	—	217
Other	—	—	—	—

	—	$19,705	$19,627	$39,332

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2012	2011	2010	2009	2008
Loans 90 days or more past due	$43,291	$18,131	$8,634	$12,471	$13,677
As a percentage of total loans	0.53%	0.26%	0.14%	0.21%	0.23%

The increase in loans 90 days or more past due and accruing from 2011 to 2012 was primarily the result of the acquisition of Parkvale. Acquired loans that are 90 days or more past due were considered to be accruing since the

Corporation can reasonably estimate future cash flows and it expects to fully collect the carrying value of these loans. The acquired Parkvale loans were discounted and marked to market with interest income recognized via accretion.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs (in thousands):

December 31	2012	2011	2010	2009	2008
Gross interest income:
Per contractual terms	$8,646	$13,540	$7,827	$8,788	$6,408
Recorded during the year	369	351	337	364	322

Allowance and Provision for Loan Losses

The allowance for loan losses represents management’s estimate of probable loan losses inherent in the loan portfolio at a specific point in time. This estimate includes losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Additions are made to the allowance for loan losses through both periodic provisions charged to income and recoveries of losses previously recorded. Reductions to the allowance for loan losses occur as loans are charged off. Additional information related to the Corporation’s policy for its allowance for loan losses is included in the Application of Critical Accounting Policies section of this financial review and in the Summary of Significant Accounting Policies footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

During the first quarter of 2012, the Corporation adjusted its methodology for calculating the allowance for loan losses to refine the supporting calculations. The minimum threshold for individual commercial relationships evaluated for impairment and specific valuation under ASC 310 is $0.5 million. The historical loss period for commercial loan loss rate analysis was adjusted to utilize a full 3-year period migration model. These changes along with related higher loss rates for commercial loans under $0.5 million resulted in a slight increase in the overall allowance for loan losses. The changes appropriately reflect inherent loss in the portfolio during this recovery stage of the current economic cycle. The 3-year period captures both a steep economic decline and a moderate recovery, which best reflects losses inherent in the portfolio.

Following is a summary of changes in the allowance for loan losses related to loans (dollars in thousands):

Year Ended December 31	2012	2011	2010	2009	2008
Balance at beginning of period	$100,662	$106,120	$104,655	$104,730	$52,806
Additions due to acquisitions	—	—	—	16	12,150
Charge-offs:
Commercial	(17,295)	(25,227)	(30,315)	(52,850)	(21,578)
Direct installment	(7,875)	(8,874)	(10,431)	(8,907)	(8,382)
Residential mortgages	(1,050)	(1,261)	(1,387)	(1,288)	(573)
Indirect installment	(2,926)	(2,957)	(3,345)	(3,881)	(2,833)
Consumer lines of credit	(2,137)	(2,110)	(1,841)	(1,444)	(1,240)
Other	(1,039)	(1,194)	(1,270)	(1,297)	(1,308)
Purchased impaired loans	—	(208)	—	—	—
Other acquired loans	(254)	—	—	—	—

Total charge-offs	(32,576)	(41,831)	(48,589)	(69,667)	(35,914)
Recoveries:
Commercial	2,682	1,037	808	912	1,326
Direct installment	942	876	1,015	1,024	1,030
Residential mortgages	194	67	99	69	181
Indirect installment	605	501	640	625	638
Consumer lines of credit	534	213	160	122	121
Other	14	31	9	22	21
Purchased impaired loans	—	7	—	—	—
Other acquired loans	315	—	—	—	—

Total recoveries	4,986	2,732	2,731	2,774	3,317
Net charge-offs	(27,590)	(39,099)	(45,858)	(66,893)	(32,597)
Provision for loan losses	31,302	33,641	47,323	66,802	72,371

Balance at end of period	$104,374	$100,662	$106,120	$104,655	$104,730

Net loan charge-offs/average loans	0.35%	0.58%	0.77%	1.15%	0.60%
Allowance for loan losses/total loans	1.28%	1.47%	1.74%	1.79%	1.80%
Allowance for loan losses/ non-performing loans	123.88%	94.76%	78.44%	71.92%	72.99%

The allowance for loan losses at December 31, 2012 increased $3.7 million or 3.7% from December 31, 2011 as the provision for loan losses for 2012 of $31.3 million exceeded net charge-offs of $27.6 million, with the remainder supporting loan growth. The allowance for loan losses at December 31, 2011 decreased $5.5 million or 5.1% from December 31, 2010 as net charge-offs for 2011 of $39.1 million exceeded the provision for loan losses of $33.6 million as a result of the Corporation utilizing previously established reserves. The allowance for loan losses at December 31, 2010 increased $1.5 million or 1.4% from December 31, 2009 as the provision for loan losses for 2010 of $47.3 million exceeded net charge-offs of $45.9 million.

The Corporation’s commercial portfolio experienced significant provisions for loan losses and charge-offs from 2008 through 2011 related to its Florida portfolio due to continued declines in the real estate values and unstable economic conditions in that market. The Corporation’s practice for the past four years has been to conduct annual independent third-party property appraisals on all Florida loans secured by vacant land or land development projects as part of its ongoing monitoring of the trends in the Florida real estate market. Throughout the year, management monitors the real estate values in Florida through financial statement review, the review of property appraisals and monitoring real estate transactions in the market, and charge-offs are taken on specific loans based on the updated valuations in the normal course of business.

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

	Dec 31, 2012	% of Loans in each Category to Total Loans	Dec 31, 2011	% of Loans in each Category to Total Loans	Dec 31, 2010	% of Loans in each Category to Total Loans	Dec. 31, 2009	% of Loans in each Category to Total Loans	Dec. 31, 2008	% of Loans in each Category to Total Loans
Commercial	$68,403	51%	$70,315	58%	$75,676	56%	$74,934	56%	$76,863	55%
Direct installment	15,130	14	14,814	15	14,941	17	14,707	17	14,022	18
Residential mortgages	5,155	8	4,436	10	4,578	10	4,204	10	3,659	11
Indirect installment	5,449	7	5,503	8	5,941	8	6,204	9	5,012	9
Consumer lines of credit	6,057	9	5,448	9	4,743	8	4,176	7	4,851	6
Other	—	—	146	—	241	1	430	1	323	1

Total originated loans	100,194	89	100,662	100	106,120	100	104,655	100	104,730	100
Purchased credit- impaired loans	759	—	—	—	—	—	—	—	—	—
Other acquired loans	3,421	11	—	—	—	—	—	—	—	—

	$104,374	100%	$100,662	100%	$106,120	100%	$104,655	100%	$104,730	100%

During 2012, the allowance for loan losses allocated to residential mortgages and consumer lines of credit increased to support organic loan growth, which was partially offset by a decrease in the Corporation’s commercial portfolio due to the change in composition within the commercial real estate portfolio. The amount of the allowance for loan losses allocated to acquired loan activities increased during the year as a result of the addition of the Parkvale portfolio.

During 2011, the allowance for loan losses allocated to commercial loans decreased primarily due to the utilization of reserves held for the Florida portfolio following charge-offs of $14.1 million during the year. Additionally, the allowance for loan losses allocated to consumer lines of credit increased during 2011 in relation to growth in the Corporation’s HELOC portfolio.

The amount of the allowance for loan losses allocated to consumer lines of credit increased in 2010 due to loan growth in the Corporation’s HELOC portfolio. The amount of the allowance for loan losses allocated to the commercial portfolio increased during 2010 due to loan growth in the commercial and industrial portfolio.

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

As of December 31, 2012, securities totaling $1.2 billion and $1.1 billion were classified as available for sale and held to maturity, respectively. During 2012, securities available for sale increased by $532.1 million and securities held to maturity increased by $189.4 million from December 31, 2011. The increase in securities was primarily due to the Parkvale acquisition.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2012 (dollars in thousands):

	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after ten years	$503	5.61%
Obligations of U.S. government-sponsored entities:
Maturing after one year but within five years	284,490	1.00
Maturing after five years but within ten years	95,023	1.16
Maturing after ten years	3,675	2.24
States of the U.S. and political subdivisions:
Maturing within one year	6,309	5.29
Maturing after one year but within five years	10,842	4.70
Maturing after five years but within ten years	67,680	5.46
Maturing after ten years	87,706	5.71
Collateralized debt obligations:
Maturing after ten years	22,968	6.89
Other debt securities:
Maturing within one year	4,451	1.76
Maturing after one year but within five years	10,170	3.33
Maturing after ten years	6,892	3.55
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,055,172	2.74
Agency collateralized mortgage obligations	603,523	1.62
Non-agency collateralized mortgage obligations	16,811	4.67
Commercial mortgage-backed securities	1,024	2.60
Equity securities	2,007	4.44

Total	$2,279,246	2.46

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

Total deposits increased $1.8 billion to $9.1 billion at December 31, 2012, compared to December 31, 2011, primarily as a result of $1.5 billion in deposits from the Parkvale acquisition combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts). The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking combined with higher balances being carried by existing customers.

Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), federal funds purchased, subordinated notes and other short-term borrowings, increased $231.8 million to $1.1 billion at December 31, 2012, compared to $851.3 million at December 31, 2011. This increase is primarily the result of increases of $161.2 million and $80.0 million in customer repurchase agreements and federal funds purchased, respectively, partially offset by a decrease of $10.0 million in other short-term borrowings. The increase in customer repurchase agreements is the result of the Corporation’s continued growth in new commercial client relationships.

Customer repurchase agreements are the largest component of short-term borrowings. The customer repurchase agreements, which have next day maturities, are sweep accounts utilized by larger commercial customers to earn interest on their funds. At December 31, 2012 and 2011, customer repurchase agreements represented 74.6% and 76.0%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to customer repurchase agreements (dollars in thousands):

At or For the Year Ended December 31	2012	2011	2010
Balance at year-end	$807,820	$646,660	$611,902
Maximum month-end balance	925,219	715,714	714,498
Average balance during year	792,131	637,351	640,248

Weighted average interest rates:
At end of year	0.28%	0.39%	0.58%
During the year	0.32	0.50	0.69

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. Through December 31, 2012, the Corporation has not issued any such stock or securities under this shelf registration.

Capital management is a continuous process with capital plans for the Corporation and FNBPA updated annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional common stock in order maintain its well-capitalized status.

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

Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting

February 28, 2013

F.N.B. Corporation’s (the Corporation) internal control over financial reporting is a process effected by the board of directors, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with U.S. generally accepted accounting principles. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and the board of directors; and (3) provide reasonable assurance regarding prevention, or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012 the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework. Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the Corporation’s internal control over financial reporting.

F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation and subsidiaries internal controls over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited F.N.B. Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). F.N.B. Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, F.N.B. Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of F.N.B. Corporation and subsidiaries and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2013

F.N.B. Corporation and Subsidiaries

Consolidated Balance Sheets

Dollars in thousands, except par values

	December 31
	2012	2011
Assets
Cash and due from banks	$216,233	$197,349
Interest bearing deposits with banks	22,811	11,604

Cash and Cash Equivalents	239,044	208,953
Securities available for sale	1,172,683	640,571
Securities held to maturity (fair value of $1,143,213 and $952,033)	1,106,563	917,212
Residential mortgage loans held for sale	27,751	14,275
Loans, net of unearned income of $51,661 and $47,110	8,137,719	6,856,667
Allowance for loan losses	(104,374)	(100,662)

Net Loans	8,033,345	6,756,005
Premises and equipment, net	140,367	130,043
Goodwill	675,555	568,462
Core deposit and other intangible assets, net	37,851	30,953
Bank owned life insurance	246,088	208,927
Other assets	344,729	311,082

Total Assets	$12,023,976	$9,786,483

Liabilities
Deposits:
Non-interest bearing demand	$1,738,195	$1,340,465
Savings and NOW	4,808,121	3,790,863
Certificates and other time deposits	2,535,858	2,158,440

Total Deposits	9,082,174	7,289,768
Other liabilities	163,151	143,239
Short-term borrowings	1,083,138	851,294
Long-term debt	89,425	88,016
Junior subordinated debt	204,019	203,967

Total Liabilities	10,621,907	8,576,284
Stockholders’ Equity
Common stock - $0.01 par value
Authorized - 500,000,000 shares
Issued – 140,314,846 and 127,436,261 shares	1,398	1,268
Additional paid-in capital	1,376,601	1,224,572
Retained earnings	75,312	32,925
Accumulated other comprehensive loss	(46,224)	(45,148)
Treasury stock – 385,604 and 215,502 shares at cost	(5,018)	(3,418)

Total Stockholders’ Equity	1,402,069	1,210,199

Total Liabilities and Stockholders’ Equity	$12,023,976	$9,786,483

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Income

Dollars in thousands, except per share data

	Year Ended December 31
	2012	2011	2010
Interest Income
Loans, including fees	$377,802	$341,268	$322,773
Securities:
Taxable	46,839	41,956	43,150
Nontaxable	6,680	7,469	7,299
Dividends	375	157	71
Other	210	275	428

Total Interest Income	431,906	391,125	373,721
Interest Expense
Deposits	42,513	53,535	64,524
Short-term borrowings	5,162	6,711	8,143
Long-term debt	3,492	6,403	8,080
Junior subordinated debt	7,888	7,968	7,984

Total Interest Expense	59,055	74,617	88,731

Net Interest Income	372,851	316,508	284,990
Provision for loan losses	31,302	33,641	47,323

Net Interest Income After Provision for Loan Losses	341,549	282,867	237,667
Non-Interest Income
Impairment losses on securities	(626)	(895)	(9,590)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	414	829	7,251

Net impairment losses on securities	(212)	(66)	(2,339)
Service charges	70,055	61,891	56,780
Insurance commissions and fees	16,426	15,185	15,772
Securities commissions and fees	8,395	7,562	6,839
Trust	15,239	14,782	12,719
Bank owned life insurance	6,485	5,191	4,941
Gain on sale of mortgage loans	3,887	2,768	3,762
Gain on sale of securities	305	3,652	2,960
Other	10,883	8,953	14,538

Total Non-Interest Income	131,463	119,918	115,972
Non-Interest Expense
Salaries and employee benefits	168,219	149,817	126,259
Net occupancy	24,578	21,805	20,049
Equipment	22,320	19,033	18,212
Amortization of intangibles	9,135	7,228	6,714
Outside services	28,038	21,840	22,628
FDIC insurance	8,077	8,025	10,526
Supplies	6,441	4,938	4,307
State taxes	6,162	6,975	7,278
Telephone	5,697	4,957	4,538
Advertising and promotional	4,991	6,375	5,161
Loan related	3,363	5,353	4,664
Other real estate owned	3,268	5,218	4,886
Merger related	7,394	4,982	620
Other	21,146	17,188	15,261

Total Non-Interest Expense	318,829	283,734	251,103

Income Before Income Taxes	154,183	119,051	102,536
Income taxes	43,773	32,004	27,884

Net Income	$110,410	$87,047	$74,652

Net Income per Common Share
Basic	$0.79	$0.70	$0.66

Diluted	$0.79	$0.70	$0.65

Cash Dividends Paid per Common Share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Dollars in thousands

	Year Ended December 31
	2012	2011	2010
Net income	$110,410	$87,047	$74,652
Other comprehensive loss:
Unrealized gains on securities:
Arising during the period, net of tax expense of $2,760, $1,467 and $1,904	5,125	2,725	3,537
Less: reclassification adjustment for gains included in net income, net of tax expense of $216, $1,257 and $217	(400)	(2,334)	(403)
Unrealized losses on derivative instruments, net of tax benefit of $92	(171)	—	—
Unrealized losses associated with pension and postretirement benefits, net of tax benefit of $3,031, $6,358 and $3,356	(5,630)	(11,807)	(6,233)

Other comprehensive loss	(1,076)	(11,416)	(3,099)

Comprehensive income	$109,334	$75,631	$71,553

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Dollars in thousands

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2010	$1,138	$1,087,369	$(12,833)	$(30,633)	$(1,739)	$1,043,302
Net income			74,652			74,652
Change in other comprehensive income (loss)				(3,099)		(3,099)
Common dividends declared: $0.48/share			(55,255)			(55,255)
Issuance of common stock	5	4,804			(825)	3,984
Restricted stock compensation		2,739				2,739
Tax expense of stock-based compensation		(199)				(199)

Balance at December 31, 2010	1,143	1,094,713	6,564	(33,732)	(2,564)	1,066,124
Net income			87,047			87,047
Change in other comprehensive income (loss)				(11,416)		(11,416)
Common dividends declared: $0.48/share			(60,686)			(60,686)
Issuance of common stock	125	125,107			(854)	124,378
Restricted stock compensation		4,813				4,813
Tax expense of stock-based compensation		(61)				(61)

Balance at December 31, 2011	1,268	1,224,572	32,925	(45,148)	(3,418)	1,210,199
Net income			110,410			110,410
Change in other comprehensive income (loss)				(1,076)		(1,076)
Common dividends declared: $0.48/share			(67,646)			(67,646)
Issuance of common stock	130	147,885	(377)		(1,600)	146,038
Restricted stock compensation		3,758				3,758
Tax benefit of stock-based compensation		386				386

Balance at December 31, 2012	$1,398	$1,376,601	$75,312	$(46,224)	$(5,018)	$1,402,069

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Dollars in thousands

	Year Ended December 31
	2012	2011	2010
Operating Activities
Net income	$110,410	$87,047	$74,652
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	31,827	22,427	27,259
Provision for loan losses	31,302	33,641	47,323
Deferred income taxes	29,251	7,063	(50)
Gain on sale of securities	(305)	(3,652)	(2,960)
Other-than-temporary impairment losses on securities	212	66	2,339
Tax expense of stock-based compensation	(386)	61	199
Net change in:
Interest receivable	(1,569)	1,416	1,874
Interest payable	(3,925)	(1,602)	(2,085)
Residential mortgage loans held for sale	(13,477)	(1,574)	54
Trading securities	331,972	110,490	—
Bank owned life insurance	(6,130)	(842)	(2,929)
Other, net	34,848	34,989	17,147

Net cash flows provided by operating activities	544,030	289,530	162,823

Investing Activities
Net increase in loans	(409,590)	(412,462)	(312,564)
Securities available for sale:
Purchases	(924,747)	(429,831)	(433,809)
Sales	87,101	101,973	60,165
Maturities	450,064	431,219	353,115
Securities held to maturity:
Purchases	(526,252)	(243,461)	(434,393)
Sales	2,903	—	7,644
Maturities	340,401	262,307	258,718
Purchase of bank owned life insurance	(25,032)	(34)	(35)
Withdrawal/surrender of bank owned life insurance	20,891	—	360
Increase in premises and equipment	(12,780)	(17,115)	(9,810)
Net cash received for mergers and acquisitions	203,538	23,374	—

Net cash flows used in investing activities	(793,503)	(284,030)	(510,609)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	614,100	298,833	341,867
Time deposits	(337,822)	(196,520)	(75,946)
Short-term borrowings	218,904	72,580	84,436
Increase in long-term debt	40,315	52,827	125,884
Decrease in long-term debt	(197,568)	(166,144)	(258,703)
Net proceeds from issuance of common stock	8,895	71,053	6,723
Tax expense of stock-based compensation	386	(61)	(199)
Cash dividends paid	(67,646)	(60,686)	(55,255)

Net cash flows provided by financing activities	279,564	71,882	168,807

Net Increase (Decrease) in Cash and Cash Equivalents	30,091	77,382	(178,979)
Cash and cash equivalents at beginning of year	208,953	131,571	310,550

Cash and Cash Equivalents at End of Year	$239,044	$208,953	$131,571

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Dollars in thousands, except per share data

Nature of Operations

The Corporation is a diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts commercial leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network in Pennsylvania, eastern Ohio and northern West Virginia. The Corporation operates its wealth management and insurance businesses within the existing branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

1.     Summary of Significant Accounting Policies

Basis of Presentation

The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. The Corporation owns and operates FNBPA, FNTC, FNIS, FNBIA, FNIA, Regency, FNBCC and Bank Capital Services, LLC, and includes results for each of these entities in the accompanying consolidated financial statements.

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

Securities are classified as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Parkvale and CBI acquisitions that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which each of these acquisitions occurred. As of December 31, 2012 and 2011, the Corporation did not hold any trading securities.

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

The Corporation routinely issues commitments to make loans that it intends to sell. These commitments are considered derivatives. The Corporation also enters into commitments to sell loans to mitigate the risk that the market value of residential loans may decline between the time the rate commitment is issued to the customer and the time the Corporation contracts to sell the loan. These commitments and sales contracts are also derivatives. Both types of derivatives are recorded at fair value. Sales contracts and commitments to sell loans are not designated as hedges of the fair value of loans held for sale. Fair value adjustments related to derivatives are recorded in current period earnings as an adjustment to net gains on sale of loans.

Loans (Excluding Acquired Loans)

Loans the Corporation originates and intends to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances, net of any deferred origination fees or costs. Interest income on loans is computed over the term of the loans using the effective interest method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

Non-performing Loans

Interest is not accrued on loans where collectibility is uncertain. The Corporation discontinues interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. Past due status is based on the contractual terms of the loan.

When a loan is placed on non-accrual status, all unpaid interest is reversed. Payments subsequently received are generally applied to either principal or interest or both, depending on management’s evaluation of collectibility. A loan is returned to accrual status when principal and interest are no longer past due and collectibility is probable. This generally requires a sustained period of timely principal and interest payments.

Loans are generally written off when deemed uncollectible or when they reach a predetermined number of days past due depending upon loan product, terms, and other factors. Recoveries of amounts previously charged off are credited to the allowance for loan losses.

The Corporation considers a loan impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The impairment loss is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less estimated selling costs if the loan is collateral dependent. Acquired impaired loans are not classified as non-performing assets as the loans are considered to be performing under the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Restructured loans are those on which concessions in terms have been made as a result of deterioration in a borrower’s financial condition. In general, the modification or restructuring of a debt constitutes a TDR if the Corporation for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Corporation would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower do not necessarily constitute TDRs. TDRs do not necessarily result in non-accrual loans. Specific allowances for loan losses are established for certain loans whose terms have been modified in a TDR.

In accordance with ASC 310-40, a restructured acquired loan that is accounted for as a component of a pool in accordance with ASC 310-30 is not considered a TDR.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. Changes in the allowance for loan losses related to impaired loans are charged or credited to the provision for loan losses.

The allowance for loan losses is maintained at a level that, in management’s judgment, is believed adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Adequacy of the allowance for loan losses is based on management’s evaluation of potential loan losses in the loan portfolio, which includes an assessment of past experience, current economic conditions in specific industries and geographic areas, general economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Determination of the allowance for loan losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on historical loss experience and consideration of current environmental factors and economic trends, all of which are susceptible to significant change

Credit impaired loans obtained through acquisitions are accounted for under the provisions of ASC 310-30. The Corporation also accounts for certain acquired loans considered performing at the time of acquisition by analogy to ASC 310-30. ASC 310-30 requires the initial recognition of acquired loans at the present value of amounts expected to be received. Any deterioration in the credit quality of acquired loans subsequent to acquisition would be considered in the allowance for loan losses.

Acquired Loans

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition date fair values. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk.

The carryover of allowance for loan losses related to acquired loans is prohibited as any credit losses in the loans are included in the determination of the fair value of the loans at the acquisition date. The allowance for loan losses on acquired loans reflects only those losses incurred after acquisition and represents the present value of cash flows expected at acquisition that is no longer expected to be collected.

At acquisition, the Corporation considers the following factors as indicators that an acquired loan has evidence of deterioration in credit quality and is therefore impaired and in the scope of ASC 310-30:

•	loans that were 90 days or more past due;
•

loans that had an internal risk rating of substandard or worse. Substandard is consistent with regulatory definitions and is defined as having a well-defined weakness that jeopardizes liquidation of the loan;

•	loans that were classified as non-accrual by the acquired bank at the time of acquisition; or
•	loans that had been previously modified in a TDR.

Any acquired loans that were not individually in the scope of ASC 310-30 because they didn’t meet the criteria above were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. From these pools, the Corporation used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate to estimate the expected cash flow for each loan pool.

Pursuant to an American Institute of CPAs (AICPA) letter dated December 18, 2009, the AICPA summarized the SEC staff’s view regarding accounting in subsequent periods for discount accretion associated with acquired loan receivables that are not required to be accounted for in accordance with ASC 310-30. The AICPA understands that, in the absence of further standard setting, the SEC staff would not object to an accounting policy based on contractual cash flows (ASC 310-20 approach) or an accounting policy based on expected cash flows (ASC 310-30 approach). The Corporation believes analogizing to ASC 310-30 is the more appropriate option to follow in accounting for discount accretion on non-impaired acquired loans other than revolving loans and therefore accounts for such loans in accordance with ASC 310-30. ASC 310-30 guidance does not apply to revolving loans. Consequently, discount accretion on revolving loans acquired is accounted for using the ASC 310-20 approach.

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

Over the life of the acquired loan, the Corporation continues to estimate cash flows expected to be collected. Decreases in expected cash flows, other than from prepayments or rate adjustments, are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized on a prospective basis over the loan’s remaining life.

Acquired loans that met the criteria for non-accrual of interest prior to acquisition are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion model.

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

The Corporation performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Corporation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of a qualitative assessment of the consumer finance reporting unit and a quantitative assessment of the community banking, wealth management and insurance reporting units, the Corporation concluded that no impairment existed at December 31, 2012. However, future events could cause the Corporation to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and results of operations.

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

The Corporation periodically reviews the tax positions it takes on its tax return and applies a more likely than not recognition threshold for all tax positions that are uncertain. The amount recognized in the financial statements is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the more likely than not test, no tax benefit is recorded.

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

Pension and Postretirement Benefit Plans

The Corporation sponsors pension and other postretirement benefit plans for its employees. The expense associated with the plans is calculated in accordance with ASC 715, Compensation—Retirement Benefits. The plans utilize assumptions and methods determined in accordance with ASC 715, including reflecting trust assets at their fair value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on its consolidated balance sheet. Gains and losses, prior service costs and credits are recognized in accumulated other comprehensive income, net of tax, until they are amortized, or immediately upon curtailment.

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

2.     New Accounting Standards

Comprehensive Income

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-05, Comprehensive Income, with the intention of increasing the prominence of other comprehensive income in the financial statements. The FASB has eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, in annual periods, companies are required to present components of net income and other comprehensive income and a total for comprehensive income in a single continuous statement of comprehensive income or two separate but consecutive statements. In interim periods, companies are required to present a total for comprehensive income in a single continuous statement of comprehensive income or two separate but consecutive statements. These requirements, which were applied retrospectively, were effective January 1, 2012. For annual periods, the Corporation has adopted the separate but consecutive statement of comprehensive income approach. Adoption of this standard did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

3.     Mergers and Acquisitions

On January 1, 2012, the Corporation completed its acquisition of Parkvale, a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, Parkvale had $1,815,663 in assets, which included $937,350 in loans, and $1,505,671 in deposits. The acquisition, net of equity offering costs, was valued at $140,900 and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock. The assets and liabilities of Parkvale were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2012, the acquisition date, and Parkvale’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. Parkvale’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. In conjunction with the completion of this acquisition, the Corporation fully repaid the $31,762 of Parkvale preferred stock previously issued to the UST under the Capital Purchase Program (CPP). The warrant issued by Parkvale to the UST was converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. Based on the purchase price allocation, which was completed in the fourth quarter of 2012, the Corporation recorded $106,602 in goodwill and $16,033 in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

During 2012, the Corporation recorded merger and integration charges of $7,394 primarily associated with the Parkvale acquisition.

The following table summarizes the amounts recorded on the consolidated balance sheet in conjunction with the Parkvale acquisition:

Fair value of consideration paid:
Common stock issued, net of offering costs	$136,441
Warrant assumed	4,459

Total consideration paid	140,900
Fair value of identifiable assets acquired:
Cash and cash equivalents	203,538
Securities	486,186
Loans	919,480
Other intangible assets	16,033
Accrued income and other assets	118,648

Total identifiable assets acquired	1,743,885
Fair value of liabilities assumed:
Deposits	1,525,253
Borrowings	171,606
Accrued expenses and other liabilities	12,728

Total liabilities assumed	1,709,587
Fair value of net identifiable assets acquired	34,298

Goodwill recognized	$106,602

On January 1, 2011, the Corporation completed its acquisition of CBI, a bank holding company based in Clarks Summit, Pennsylvania. On the acquisition date, CBI had $625,570 in assets, which included $445,271 in loans, and $561,775 in deposits. The transaction, valued at $75,547, resulted in the Corporation paying $17,203 in cash and issuing 5,941,287 shares of its common stock in exchange for 1,719,978 shares of CBI common stock. The assets and liabilities of CBI were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2011, the acquisition date, and CBI’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. CBI’s banking affiliate, Community Bank and Trust Company, was merged into FNBPA on January 1, 2011. Based on the purchase price allocation, the Corporation recorded $40,232 in goodwill and $4,785 in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The following pro forma information for the years ended December 31, 2011 and 2010 reflects the Corporation’s estimated consolidated results of operations as if the Parkvale and CBI acquisitions occurred on January 1, 2010, unadjusted for potential cost savings:

Year Ended December 31	2011	2010
Revenue (net interest income and non-interest income)	$486,818	$445,940
Net income	96,299	66,569
Net income available to common stockholders	94,711	64,981
Earnings per common share – basic	0.69	0.49
Earnings per common share – diluted	0.69	0.49

Parkvale’s results of operations are included in the Corporation’s results for the entire year of 2012 and CBI’s results of operations are included in the Corporation’s results for the entire years of 2012 and 2011.

Pending Acquisitions

On October 22, 2012, the Corporation announced the signing of a definitive merger agreement to acquire ANNB, a bank holding company with approximately $437,000 in total assets based in Annapolis, Maryland. The transaction is valued at approximately $51,000. Under the terms of the merger agreement, ANNB shareholders will be entitled to receive 1.143 shares of the Corporation’s common stock for each share of ANNB common stock. In addition to the stock consideration, ANNB shareholders may receive up to $0.36 per share in cash for each share of ANNB common stock they own, dependent upon ANNB’s ability to resolve a credit-related matter. ANNB’s banking affiliate, BankAnnapolis, will be merged into FNBPA. The transaction is expected to be completed in the second quarter of 2013, pending regulatory approvals, the approval of shareholders of ANNB and the satisfaction of other closing conditions.

On February 19, 2013, the Corporation announced the signing of a definitive merger agreement to acquire PVF, a bank holding company with approximately $782,000 in total assets based in Solon, Ohio. The transaction is valued at approximately $106,300. Under the terms of the merger agreement, PVF shareholders will be entitled to receive 0.3405 shares of the Corporation’s common stock for each share of PVF common stock. PVF’s banking affiliate, Park View Federal Savings Bank, will be merged into FNBPA. The transaction is expected to be completed in the third quarter of 2013, pending regulatory approvals, the approval of shareholders of PVF and the satisfaction of other closing conditions.

4.     Securities

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. government-sponsored entities	$352,910	$1,676	$(129)	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	267,575	7,575	—	275,150
Agency collateralized mortgage obligations	465,574	4,201	(228)	469,547
Non-agency collateralized mortgage obligations	2,679	50	—	2,729
States of the U.S. and political subdivisions	23,592	1,232	—	24,824
Collateralized debt obligations	34,765	967	(13,276)	22,456
Other debt securities	21,790	695	(972)	21,513

Total debt securities	1,168,885	16,396	(14,605)	1,170,676
Equity securities	1,554	462	(9)	2,007

	$1,170,439	$16,858	$(14,614)	$1,172,683

December 31, 2011
U.S. government-sponsored entities	$231,187	$642	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	166,758	4,853	—	171,611
Agency collateralized mortgage obligations	181,493	2,236	—	183,729
Non-agency collateralized mortgage obligations	31	—	(1)	30
States of the U.S. and political subdivisions	38,509	1,841	—	40,350
Collateralized debt obligations	19,224	—	(13,226)	5,998
Other debt securities	6,863	—	(1,666)	5,197

Total debt securities	644,065	9,572	(14,893)	638,744
Equity securities	1,593	257	(23)	1,827

	$645,658	$9,829	$(14,916)	$640,571

December 31, 2010
U.S. government-sponsored entities	$299,861	$1,395	$(688)	$300,568
Residential mortgage-backed securities:
Agency mortgage-backed securities	205,443	6,064	—	211,507
Agency collateralized mortgage obligations	146,977	1,081	(192)	147,866
Non-agency collateralized mortgage obligations	37	1	—	38
States of the U.S. and political subdivisions	57,830	934	(26)	58,738
Collateralized debt obligations	19,288	—	(13,314)	5,974
Other debt securities	12,989	—	(1,744)	11,245

Total debt securities	742,425	9,475	(15,964)	735,936
Equity securities	1,867	381	(59)	2,189

	$744,292	$9,856	$(16,023)	$738,125

Securities Held To Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury	$503	$188	$—	$691
U.S. government-sponsored entities	28,731	280	(99)	28,912
Residential mortgage-backed securities:
Agency mortgage-backed securities	780,022	28,783	(1)	808,804
Agency collateralized mortgage obligations	133,976	1,266	—	135,242
Non-agency collateralized mortgage obligations	14,082	130	—	14,212
Commercial mortgage-backed securities	1,024	39	—	1,063
States of the U.S. and political subdivisions	147,713	6,099	—	153,812
Collateralized debt obligations	512	—	(35)	477

	$1,106,563	$36,785	$(135)	$1,143,213

December 31, 2011
U.S. Treasury	$504	$185	$—	$689
U.S. government-sponsored entities	4,019	175	—	4,194
Residential mortgage-backed securities:
Agency mortgage-backed securities	683,100	28,722	—	711,822
Agency collateralized mortgage obligations	54,319	573	(11)	54,881
Non-agency collateralized mortgage obligations	24,348	143	(1,373)	23,118
States of the U.S. and political subdivisions	147,748	6,877	—	154,625
Collateralized debt obligations	1,592	—	(314)	1,278
Other debt securities	1,582	25	(181)	1,426

	$917,212	$36,700	$(1,879)	$952,033

December 31, 2010
U.S. Treasury	$505	$68	$—	$573
U.S. government-sponsored entities	4,420	144	—	4,564
Residential mortgage-backed securities:
Agency mortgage-backed securities	688,575	23,878	(3,079)	709,374
Agency collateralized mortgage obligations	71,102	511	(889)	70,724
Non-agency collateralized mortgage obligations	33,950	328	(1,331)	32,947
States of the U.S. and political subdivisions	137,210	1,735	(1,630)	137,315
Collateralized debt obligations	3,132	—	(778)	2,354
Other debt securities	1,587	18	(42)	1,563

	$940,481	$26,682	$(7,749)	$959,414

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with the Parkvale and CBI acquisitions that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which each of these acquisitions occurred. As of December 31, 2012, 2011 and 2010, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

Year Ended December 31	2012	2011	2010
Gross gains	$1,154	$3,848	$2,960
Gross losses	(849)	(196)	—

	$305	$3,652	$2,960

The gross gains in the table above included $3,415 in 2011 and $2,291 in 2010 relating to the sale of securities to better position the balance sheet. During 2011, these sales included a $3,940 U.S. government agency security and $83,736 of mortgage backed securities, while 2010 included a $6,016 U.S. government agency security and $52,625 of mortgage backed securities.

As of December 31, 2012, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,935	$4,958	$5,802	$5,858
Due from one to five years	283,095	285,308	20,194	20,591
Due from five to ten years	89,818	90,577	72,126	74,435
Due after ten years	55,209	42,407	79,337	83,008

	433,057	423,250	177,459	183,892
Residential mortgage-backed securities:
Agency mortgage-backed securities	267,575	275,150	780,022	808,804
Agency collateralized mortgage obligations	465,574	469,547	133,976	135,242
Non-agency collateralized mortgage obligations	2,679	2,729	14,082	14,212
Commercial mortgage-backed securities	—	—	1,024	1,063
Equity securities	1,554	2,007	—	—

	$1,170,439	$1,172,683	$1,106,563	$1,143,213

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

At December 31, 2012, 2011 and 2010, securities with a carrying value of $725,450, $547,727 and $651,299, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $795,812, $680,212 and $676,083 at December 31, 2012, 2011 and 2010, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities Available For Sale:

	Less than 12 Months			Greater than 12 Months			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
December 31, 2012
U.S. government-sponsored entities	3	$44,868	$(129)	—	$—	$—	3	$44,868	$(129)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	3	47,174	(228)	—	—	—	3	47,174	(228)
Collateralized debt obligations	7	8,708	(909)	9	5,532	(12,367)	16	14,240	(13,276)
Other debt securities	—	—	—	4	5,899	(972)	4	5,899	(972)
Equity securities	1	654	(9)	—	—	—	1	654	(9)

	14	$101,404	$(1,275)	13	$11,431	$(13,339)	27	$112,835	$(14,614)

December 31, 2011
Residential mortgage-backed securities:
Non-agency collateralized mortgage obligations	1	$30	$(1)	—	$—	$—	1	$30	$(1)
Collateralized debt obligations	—	—	—	12	5,998	(13,226)	12	5,998	(13,226)
Other debt securities	—	—	—	4	5,197	(1,666)	4	5,197	(1,666)
Equity securities	2	100	(9)	2	659	(14)	4	759	(23)

	3	$130	$(10)	18	$11,854	$(14,906)	21	$11,984	$(14,916)

Securities Held To Maturity:

	Less than 12 Months			Greater than 12 Months			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
December 31, 2012
U.S. government-sponsored entities	1	$14,901	$(99)	—	$—	$—	1	$14,901	$(99)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,424	(1)	—	—	—	1	1,424	(1)
Collateralized debt obligations	—	—	—	1	477	(35)	1	477	(35)

	2	$16,325	$(100)	1	$477	$(35)	3	$16,802	$(135)

December 31, 2011
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	1	$12,911	$(11)	—	$—	$—	1	$12,911	$(11)
Non-agency collateralized mortgage obligations	2	5,374	(64)	1	4,351	(1,309)	3	9,725	(1,373)
Collateralized debt obligations	—	—	—	1	1,278	(314)	1	1,278	(314)
Other debt securities	—	—	—	1	1,144	(181)	1	1,144	(181)

	3	$18,285	$(75)	3	$6,773	$(1,804)	6	$25,058	$(1,879)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on collateralized debt obligations (CDOs) relate to investments in TPS. The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks and are included in other debt securities. The pooled securities consist of securities issued primarily by banks and thrifts, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for three investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in TPS is attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

Other-Than-Temporary Impairment

The Corporation evaluates its investment securities portfolio for OTTI on a quarterly basis. Impairment is assessed at the individual security level. The Corporation considers an investment security impaired if the fair value of the security is less than its cost or amortized cost basis.

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC 325, Investments – Other. All other securities are required to be evaluated under ASC 320, Investments – Debt Securities.

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

The Corporation prices its holdings of pooled TPS using Level 3 inputs in accordance with ASC 820, Fair Value Measurements and Disclosures, and guidance issued by the SEC. In this regard, the Corporation evaluates current available information in estimating the future cash flows of these securities and determines whether there have been favorable or adverse changes in estimated cash flows from the cash flows previously projected. The Corporation considers the structure and term of the pool and the financial condition of the underlying issuers. Specifically, the evaluation incorporates factors such as over-collateralization and interest coverage tests, interest rates and appropriate risk premiums, the timing and amount of interest and principal payments and the allocation of payments to the various tranches. Current estimates of cash flows are based on the most recent trustee reports, announcements of deferrals or defaults, and assumptions regarding expected future default rates, prepayment and recovery rates and other relevant information. In constructing these assumptions, the Corporation considers the following:

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

The Corporation’s portfolio of TPS consists of 24 pooled issues, primarily obtained through acquisitions, and five single-issuer securities. Three of the pooled issues are senior tranches; the remaining 21 are mezzanine tranches. At December 31, 2012, the 24 pooled TPS had an estimated fair value of $22,933 while the single-issuer TPS had an estimated fair value of $6,892. The Corporation has concluded from the analysis performed at December 31, 2012 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

At December 31, 2012, all five single-issuer TPS are current in regards to their principal and interest payments. Of the 24 pooled TPS, four have never been impaired and are accruing interest based on the coupon rate, 14 are accreting income based on future expected cash flows and the remaining six are on non-accrual status. Income of $2,831 was recognized on pooled TPS for 2012. Included in this amount was $34 recognized on pooled TPS which were sold during 2012.

The Corporation recognized net impairment losses on securities of $212 and $66 for 2012 and 2011, respectively, due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	Collateralized Debt Obligations	Residential Non-Agency CMOs	Total
For the Year Ended December 31, 2012
Beginning balance	$18,369	$29	$18,398
Loss where impairment was not previously recognized	—	212	212
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	(1,214)	(29)	(1,243)

Ending balance	$17,155	$212	$17,367

For the Year Ended December 31, 2011
Beginning balance	$18,332	$—	$18,332
Loss where impairment was not previously recognized	—	29	29
Additional loss where impairment was previously recognized	37	—	37
Reduction due to credit impaired securities sold	—	—	—

Ending balance	$18,369	$29	$18,398

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

The following table provides information relating to the Corporation’s TPS as of December 31, 2012:

Security	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Pooled TPS:
P1	C1	$5,500	$2,449	$971	$(1,478)	C	41	22	14	45	17	0.00
P2	C1	4,889	2,929	871	(2,058)	C	43	17	14	38	15	0.00
P3	C1	5,561	4,218	1,187	(3,031)	C	47	13	9	34	16	0.00
P4	C1	3,994	3,002	881	(2,121)	C	52	16	6	39	16	0.00
P5	B3	2,000	726	328	(398)	C	16	29	10	54	10	0.00
P6	B1	3,028	2,386	755	(1,631)	C	49	12	16	45	11	0.00
P7	C	5,048	756	280	(476)	C	34	14	27	48	12	0.00
P8	C	2,011	788	107	(681)	C	40	16	16	35	18	0.00
P9	A4L	2,000	645	152	(493)	C	23	16	20	50	11	0.00

Total OTTI		34,031	17,899	5,532	(12,367)		345	17	14	43	15

P10	SNR	488	512	477	(35)	A3	8	15	11	51	11	103.71
P11	C1	5,219	975	921	(54)	C	41	22	14	45	17	0.00
P12	A2A	5,000	2,091	1,896	(195)	B+	43	17	14	38	15	44.37
P13	C1	4,781	1,184	1,020	(164)	C	47	13	9	34	16	0.00
P14	C1	5,260	1,134	1,160	26	C	52	16	6	39	16	0.00
P15	C1	5,190	938	1,189	251	C	59	15	12	35	17	4.20
P16	C1	3,206	352	537	185	C	44	19	6	27	18	0.00
P17	C	3,339	576	637	61	C	35	15	13	26	16	0.00
P18	B	2,069	615	541	(74)	C	33	13	24	34	14	17.67
P19	B2	5,000	2,185	2,540	355	CCC	22	0	4	10	13	42.23
P20	B	4,042	928	961	33	C	40	16	16	35	18	11.80
P21	A1	3,802	2,249	2,175	(74)	BB-	47	21	6	40	15	51.55
P22	B	5,000	1,257	1,045	(212)	C	15	18	6	44	11	0.00
P23	C1	5,531	1,247	1,111	(136)	C	26	15	12	36	10	0.00
P24	C1	5,606	1,135	1,191	56	C	26	16	9	43	11	0.00

Total Not OTTI		63,533	17,378	17,401	23		538	16	10	36	15

Total Pooled TPS		$97,564	$35,277	$22,933	$(12,344)		883	16	12	39	15

Single Issuer TPS:
S1		$2,000	$1,952	$1,529	$(423)	BB	1
S2		2,000	1,920	1,640	(280)	BBB	1
S3		1,000	955	994	39	B+	1
S4		2,000	2,000	1,963	(37)	B+	1
S5		1,000	999	766	(233)	BB	1

Total Single Issuer TPS		$8,000	$7,826	$6,892	$(934)		5

Total TPS		$105,564	$43,103	$29,825	$(13,278)		888

(1)	Some current deferrals are expected to cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $172,537 as of December 31, 2012 is highly rated with an average entity specific rating of AA and 99.3% of the portfolio rated A or better. General obligation bonds comprise 99.5% of the portfolio. Geographically, the municipal bonds support the Corporation’s footprint as 77.4% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $1,003. In addition to the strong stand-alone ratings, 72.6% of the municipalities have purchased credit enhancement insurance to strengthen the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. The book value of these CMOs was $16,761 at December 31, 2012. At the time of purchase, these securities were all rated AAA, with an original average LTV ratio of 66.1% and original average credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 2.0% to 7.0%. Since the time of these original purchases, all of which are classified as held to maturity, two holdings have been sold and one holding has been paid off. The Corporation acquired and retained $60 of non-agency CMOs from a previous acquisition and acquired $42,810 and retained $4,238 of non-agency CMOs from the Parkvale acquisition. These acquired and retained securities are classified as available for sale. Paydowns during 2012 amounted to $8,790, an annualized paydown rate of 30.6%. The credit support at December 31, 2012 varied by holding and ranged between 0.1% to 21.4%, due to paydowns, continued good credit performance and the sale of one non-agency CMO having a book value of $2,848 during the first quarter of 2012. National delinquencies, an early warning sign of potential default, have been increasing for the past five years. Overall, the rate of delinquencies on the Corporation’s holdings continued to increase modestly during 2012, but at a slower pace. All non-agency CMO holdings are current with regards to principal and interest.

The rating agencies monitor the underlying collateral performance of these non-agency CMOs for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Since 2008, the collateral performance on many of these types of securities has deteriorated, resulting in downgrades by the rating agencies. For the Corporation’s portfolio, all eleven non-agency CMOs have been downgraded since their original purchase date, but eight remain investment grade.

The Corporation determines its credit-related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12—18 months. Based on the results of the analysis, the Corporation’s management has concluded that one non-agency CMO incurred a credit-related loss of $212, which was recognized as an OTTI charge in 2012. The one non-agency CMO that incurred a credit-related loss in 2011 was sold in March 2012 and resulted in a net loss on sale of $226, which was recognized in the first quarter of 2012.

The following table provides information relating to the Corporation’s non-agency CMOs as of December 31, 2012:

Security	Original Year	Book Value (1)	Credit Rating		Credit Support %		Subordination Data
							Delinquency %			% Foreclosure	% OREO	% Bankruptcy	% Total Delinquency	% LTV	Credit Score
			S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day
1	2003	$1,573	AA+	n/a	2.5	6.7	2.1	0.9	1.0	1.2	0.2	1.2	6.7	51.0	735
2	2003	1,392	A+	n/a	4.3	17.1	4.5	1.8	1.6	4.4	0.4	1.6	14.3	54.4	708
3	2003	773	AA-	n/a	2.0	7.9	0.0	0.4	2.8	2.3	0.3	0.0	5.8	45.9	740
4	2003	755	AA+	n/a	2.7	20.7	0.0	0.0	0.0	3.2	2.2	2.1	7.6	47.5	n/a
5	2003	2,656	BBB+	n/a	2.5	5.6	0.5	0.5	0.0	2.3	0.0	1.3	4.6	50.1	729
6	2004	2,498	A+	Ba3	7.0	21.4	2.3	0.2	3.3	10.7	0.2	3.5	20.2	54.9	689
7	2004	1,541	AA+	n/a	5.3	10.4	0.0	0.7	3.4	3.9	0.0	0.8	8.7	44.5	732
8	2004	789	n/a	A1	2.5	11.1	0.0	0.0	0.0	6.1	0.0	0.0	6.1	53.4	728
9	2004	1,125	AA+	Baa2	4.4	9.8	1.4	0.3	0.7	2.8	0.4	1.6	7.2	53.6	733
10	2005	3,636	CC	Caa1	5.1	0.1	4.8	1.8	8.1	8.3	0.9	2.3	26.3	64.6	705

		$16,738			4.0	9.6								54.0	717

(1)	One acquired available for sale non-agency CMO with a December 31, 2012 book value of $23 is not included in the above table. The bond rating at acquisition was AAA and is now Baa2. This non-agency CMO is current with regards to principal and interest.

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

At December 31, 2012 and 2011, the Corporation’s FHLB stock totaled $24,560 and $23,516, respectively, and is included in other assets on the balance sheet. The increase is a result of the Parkvale acquisition. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

6.     Loans and Allowance for Loan Losses

Following is a summary of loans, net of unearned income:

December 31	2012			2011
	Originated Loans	Acquired Loans	Total Loans	Total Loans
Commercial real estate	$2,448,471	$258,575	$2,707,046	$2,495,727
Commercial and industrial	1,555,301	47,013	1,602,314	1,363,692
Commercial leases	130,133	—	130,133	110,795

Total commercial loans and leases	4,133,905	305,588	4,439,493	3,970,214
Direct installment	1,108,865	69,665	1,178,530	1,029,187
Residential mortgages	653,826	438,402	1,092,228	670,936
Indirect installment	568,324	13,713	582,037	540,789
Consumer lines of credit	732,534	72,960	805,494	607,280
Other	39,937	—	39,937	38,261

	$7,237,391	$900,328	$8,137,719	$6,856,667

The carrying amount of acquired loans at December 31, 2012 totaled $900,328, including purchased credit impaired (PCI) loans with a carrying amount of $16,623. The outstanding contractual balance receivable of acquired loans at December 31, 2012 totaled $956,091, including PCI loans with an outstanding contractual balance receivable of $41,134.

Acquired loans with a carrying amount of $307,347, including PCI loans with a carrying amount of $15,839, are included in 2011 total loans.

Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties. Commercial and industrial includes loans to businesses that are not secured by real estate. Commercial leases consist of loans for new or used equipment. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans originated by third parties and underwritten by the Corporation, primarily automobile loans. Consumer lines of credit include HELOC and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of mezzanine loans and student loans.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, northeastern Ohio and northern West Virginia. The commercial real estate portfolio also includes loans in Florida, which totaled $68,627 or 0.8% of total loans at December 31, 2012, compared to $154,081 or 2.2% of total loans at December 31, 2011. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which equaled $170,999 or 2.1% of total loans at December 31, 2012, compared to $163,856 or 2.4% of total loans at December 31, 2011. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of December 31, 2012, 46.5% of the commercial real estate loans were owner-occupied, while the remaining 53.5% were non-owner-occupied, compared to 46.0% and 54.0%, respectively, as of December 31, 2011. As of December 31, 2012 and 2011, the Corporation had commercial construction loans of $190,206 and $210,098, respectively, representing 2.3% and 3.1% of total loans, respectively.

Certain directors and executive officers of the Corporation and its significant subsidiaries, as well as associates of such persons, are loan customers. Loans to such persons were made in the ordinary course of business under normal credit terms and do not have more than a normal risk of collection. Following is a summary of the aggregate amount of loans to any such persons who had loans in excess of $60 during 2012:

Total loans at December 31, 2011	$66,057
New loans	14,914
Repayments	(7,446)
Other	571

Total loans at December 31, 2012	$74,096

Other represents the net change in loan balances resulting from changes in related parties during 2012.

ASC 310-30 Loans

All loans acquired in the Parkvale acquisition, except for revolving loans, are subject to ASC 310-30. Revolving loans are accounted for under ASC 310-20. The Corporation’s allowance for loan losses for acquired loans reflects only those losses incurred after acquisition.

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from Parkvale in 2012:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from Parkvale in 2012
Contractually required cash flows at acquisition	$12,224	$1,327,342	$1,339,566
Non-accretable difference (expected losses and foregone interest)	(6,070)	(214,541)	(220,611)

Cash flows expected to be collected at acquisition	6,154	1,112,801	1,118,955
Accretable yield	(589)	(293,594)	(294,183)

Basis in acquired loans at acquisition	$5,565	$819,207	$824,772

The following table provides a summary of change in accretable yield for all acquired loans:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Year Ended December 31, 2012
Balance at beginning of year	$2,477	$49,229	$51,706
Acquisitions	589	293,594	294,183
Reduction due to unexpected early payoffs	—	(57,840)	(57,840)
Reclass from non-accretable difference	3,539	10,915	14,454
Disposals/transfers	(49)	(615)	(664)
Accretion	(5,778)	(41,908)	(47,686)

Balance at end of year	$778	$253,375	$254,153

Accretable yield decreased in 2012 primarily as a result of the accretion recognized and a change in prepayment speed assumptions during the year.

Purchased Credit-Impaired Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans identified in the Corporation’s acquisition of Parkvale:

	At Acquisition	December 31, 2012
Outstanding balance	$9,135	$3,704
Carrying amount	5,565	2,552
Allowance for loan losses	n/a	103
Impairment recognized since acquisition	n/a	103
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Contractual Receivable	Non-Accretable Difference	Expected Cash Flows	Accretable Yield	Carrying Amount
For the Year Ended December 31, 2012
Balance at beginning of year	$51,693	$(33,377)	$18,316	$(2,477)	$15,839
Acquisitions	9,135	(2,981)	6,154	(589)	5,565
Accretion	—	—	—	5,778	5,778
Payments received	(9,556)	—	(9,556)	—	(9,556)
Reclass from non-accretable difference	—	3,539	3,539	(3,539)	—
Disposals/transfers	(12,494)	11,442	(1,052)	49	(1,003)
Contractual interest	2,356	(2,356)	—	—	—

Balance at end of year	$41,134	$(23,733)	$17,401	$(778)	$16,623

For the Year Ended December 31, 2011
Balance at beginning of year	$20,356	$(15,589)	$4,767	$(791)	$3,976
Acquisitions	38,890	(19,401)	19,489	(2,025)	17,464
Accretion	—	—	—	903	194
Payments received	(4,784)	—	(4,784)	—	(4,075)
Reclass from non-accretable difference	—	709	709	(709)	—
Disposals/transfers	(6,128)	4,263	(1,865)	145	(1,720)
Contractual interest	3,359	(3,359)	—	—	—

Balance at end of year	$51,693	$(33,377)	$18,316	$(2,477)	$15,839

The accretion in the table above includes $3,539 in 2012 and $709 in 2011 that primarily represents payoffs received on certain loans in excess of expected cash flows.

Credit Quality

Management monitors the credit quality of the Corporation’s loan portfolio on an ongoing basis. Measurement of delinquency and past due status are based on the contractual terms of each loan.

Non-performing loans include non-accrual loans and non-performing TDRs. Past due loans are reviewed on a monthly basis to identify loans for non-accrual status. The Corporation places a loan on non-accrual status and discontinues interest accruals on originated loans generally when principal or interest is due and has remained unpaid for a certain number of days unless the loan is both well secured and in the process of collection. Commercial loans are placed on non-accrual at 90 days, installment loans are placed on non-accrual at 120 days and residential mortgages and consumer lines of credit are generally placed on non-accrual at 180 days. When a loan is placed on non-accrual status, all unpaid interest is reversed. Non-accrual loans may not be restored to accrual status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. TDRs are loans in which the borrower has been granted a concession on the interest rate or the original repayment terms due to financial distress. Non-performing assets also include debt securities on which OTTI has been taken in the current or prior periods that have not been returned to accrual status.

Following is a summary of non-performing assets:

December 31	2012	2011
Non-accrual loans	$66,004	$94,335
Troubled debt restructurings	14,876	11,893

Total non-performing loans	80,880	106,228
Other real estate owned (OREO)	35,257	34,719

Total non-performing loans and OREO	116,137	140,947
Non-performing investments	2,809	8,972

Total non-performing assets	$118,946	$149,919

Asset quality ratios:
Non-performing loans as a percent of total loans	0.99%	1.55%
Non-performing loans + OREO as a percent of total loans + OREO	1.42%	2.05%
Non-performing assets as a percent of total assets	0.99%	1.53%

The following tables provide an analysis of the aging of loans by class segregated by loans originated and loans acquired as of December 31, 2012.

Originated loans:

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
December 31, 2012
Commercial real estate	$5,786	$533	$47,895	$54,214	$2,394,257	$2,448,471
Commercial and industrial	7,310	456	6,017	13,783	1,541,518	1,555,301
Commercial leases	1,671	—	965	2,636	127,497	130,133

Total commercial loans and leases	14,767	989	54,877	70,633	4,063,272	4,133,905
Direct installment	8,834	2,717	3,342	14,893	1,093,972	1,108,865
Residential mortgages	15,821	2,365	2,891	21,077	632,749	653,826
Indirect installment	5,114	374	1,039	6,527	561,797	568,324
Consumer lines of credit	1,633	247	355	2,235	730,299	732,534
Other	36	15	3,500	3,551	36,386	39,937

	$46,205	$6,707	$66,004	$118,916	$7,118,475	$7,237,391

December 31, 2011
Commercial real estate	$13,868	$9,612	$76,256	$99,736	$2,395,991	$2,495,727
Commercial and industrial	2,164	690	6,956	9,810	1,353,882	1,363,692
Commercial leases	1,102	5	1,084	2,191	108,604	110,795

Total commercial loans and leases	17,134	10,307	84,296	111,737	3,858,477	3,970,214
Direct installment	8,228	3,614	2,525	14,367	1,014,820	1,029,187
Residential mortgages	14,492	3,342	2,443	20,277	650,659	670,936
Indirect installment	5,031	282	918	6,231	534,558	540,789
Consumer lines of credit	1,253	586	653	2,492	604,788	607,280
Other	36	—	3,500	3,536	34,725	38,261

	$46,174	$18,131	$94,335	$158,640	$6,698,027	$6,856,667

Acquired loans:

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)	Current	Discount	Total Loans
December 31, 2012
Commercial real estate	$6,829	$13,597	—	$20,426	$250,116	$(11,967)	$258,575
Commercial and industrial	1,653	138	—	1,791	47,351	(2,129)	47,013
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	8,482	13,735	—	22,217	297,467	(14,096)	305,588
Direct installment	1,454	947	—	2,401	63,502	3,762	69,665
Residential mortgages	12,137	21,069	—	33,206	439,620	(34,424)	438,402
Indirect installment	347	56	—	403	14,089	(779)	13,713
Consumer lines of credit	379	778	—	1,157	75,800	(3,997)	72,960
Other	—	—	—	—	—	—	—

	$22,799	$36,585	—	$59,384	$890,478	$(49,534)	$900,328

(1)	Past due information includes loans acquired at the contractual balance outstanding at December 31, 2012.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans by credit quality category segregated by loans originated and loans acquired as of December 31, 2012.

Originated loans:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial real estate	$2,282,139	$57,938	$106,258	$2,136	$2,448,471
Commercial and industrial	1,472,598	32,227	49,814	662	1,555,301
Commercial leases	126,283	243	3,607	—	130,133

	$3,881,020	$90,408	$159,679	$2,798	$4,133,905

December 31, 2011
Commercial real estate	$2,198,136	$89,703	$206,855	$1,033	$2,495,727
Commercial and industrial	1,275,230	49,282	38,171	1,009	1,363,692
Commercial leases	105,631	3,362	1,802	—	110,795

	$3,578,997	$142,347	$246,828	$2,042	$3,970,214

Acquired loans:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
December 31, 2012
Commercial real estate	$204,300	$14,713	$39,093	$469	$258,575
Commercial and industrial	39,596	3,611	3,804	2	47,013
Commercial leases	—	—	—	—	—

	$243,896	$18,324	$42,897	$471	$305,588

Credit quality information includes loans acquired at the contractual balance outstanding at December 31, 2012.

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer and other loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
December 31, 2012
Direct installment	$1,100,324	$8,541	$1,108,865
Residential mortgages	642,406	11,420	653,826
Indirect installment	567,192	1,132	568,324
Consumer lines of credit	731,788	746	732,534
Other	36,437	3,500	39,937

December 31, 2011
Direct installment	$1,022,025	$7,162	$1,029,187
Residential mortgages	661,392	9,544	670,936
Indirect installment	539,810	979	540,789
Consumer lines of credit	606,533	747	607,280
Other	34,761	3,500	38,261

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

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

At or For the Year Ended December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no specific allowance recorded:
Commercial real estate	$37,119	$50,234	$—	$36,426
Commercial and industrial	7,074	9,597	—	6,992
Commercial leases	965	—	—	1,053

Total commercial loans and leases	45,158	59,831	—	44,471
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500
With a specific allowance recorded:
Commercial real estate	12,623	21,877	2,136	14,522
Commercial and industrial	590	590	590	592
Commercial leases	—	—	—	—

Total commercial loans and leases	13,213	22,467	2,726	15,114
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	49,742	72,111	2,136	50,948
Commercial and industrial	7,664	10,187	590	7,584
Commercial leases	965	—	—	1,053

Total commercial loans and leases	58,371	82,298	2,726	59,585
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500

At or For the Year Ended December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no specific allowance recorded:
Commercial real estate	$56,884	$78,638	$—	$61,062
Commercial and industrial	4,228	4,971	—	4,610
Commercial leases	1,084	1,084	—	1,217

Total commercial loans and leases	62,196	84,693	—	66,889
Direct installment	7,162	7,522	—	7,530
Residential mortgages	9,544	9,839	—	10,278
Indirect installment	979	1,071	—	973
Consumer lines of credit	747	761	—	947
Other	3,500	3,500	—	1,750
With a specific allowance recorded:
Commercial real estate	18,804	26,618	4,871	25,434
Commercial and industrial	3,588	3,750	2,276	3,603
Commercial leases	—	—	—	—

Total commercial loans and leases	22,392	30,368	7,147	29,037
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	75,688	105,256	4,871	86,496
Commercial and industrial	7,816	8,721	2,276	8,213
Commercial leases	1,084	1,084	—	1,217

Total commercial loans and leases	84,588	115,061	7,147	95,926
Direct installment	7,162	7,522	—	7,530
Residential mortgages	9,544	9,839	—	10,278
Indirect installment	979	1,071	—	973
Consumer lines of credit	747	761	—	947
Other	3,500	3,500	—	1,750

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans totaling $16,623 and $15,839 at December 31, 2012 and 2011, respectively. These tables do not reflect the additional allowance for loan losses at December 31, 2012 relating to acquired loans in the following pools and categories: commercial real estate of $1,955; commercial and industrial of $1,140; direct installment of $657; residential mortgages of $69; and indirect installment of $359 totaling $4,180.

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

Following is a summary of the composition of total TDRs:

December 31	2012	2011
Accruing:
Performing	$12,659	$10,131
Non-performing	14,876	11,893
Non-accrual	12,385	10,827

	$39,920	$32,851

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During 2012, the Corporation returned to performing status $5,290 in restructured loans, the majority of which were secured by residential mortgages that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $41 at both December 31, 2012 and 2011 and pooled reserves for individual loans under $500 of $297 and $0 for those same periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,455 and $847 at December 31, 2012 and 2011, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

Year Ended December 31	2012			2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	21	$4,067	$4,505	11	$4,505	$4,474
Commercial and industrial	8	389	257	9	428	404
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	29	4,456	4,762	20	4,933	4,878
Direct installment	362	3,876	3,763	351	3,771	3,695
Residential mortgages	56	2,232	2,814	71	3,384	3,384
Indirect installment	31	169	151	19	44	44
Consumer lines of credit	20	214	315	3	4	3
Other	—	—	—	—	—	—

	498	$10,947	$11,805	464	$12,136	$12,004

Following is a summary of TDRs, by class of loans, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

Year Ended December 31	2012		2011
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial real estate	—	$—	6	$2,241
Commercial and industrial	—	—	1	—
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	7	2,241
Direct installment	38	249	25	147
Residential mortgages	5	229	3	159
Indirect installment	3	5	3	5
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	46	$483	38	$2,552

(1)	The recorded investment is as of period end.

Allowance for Loan Losses

The following tables provide a summary of changes in the allowance for loan losses:

December 31	2012			2011	2010
	Allowance on Originated Loans	Allowance on Acquired Loans	Total Allowance	Total Allowance	Total Allowance
Balance at beginning of year	$100,662	$—	$100,662	$106,120	$104,655
Charge-offs	(32,322)	(254)	(32,576)	(41,831)	(48,589)
Recoveries	4,671	315	4,986	2,732	2,731

Net charge-offs	(27,651)	61	(27,590)	(39,099)	(45,858)
Provision for loan losses	27,183	4,119	31,302	33,641	47,323

Balance at end of year	$100,194	$4,180	$104,374	$100,662	$106,120

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Year
Year Ended December 31, 2012
Commercial real estate	$43,283	$(8,688)	$1,765	$(6,923)	$(1,550)	$34,810
Commercial and industrial	25,476	(8,098)	693	(7,405)	13,778	31,849
Commercial leases	1,556	(509)	224	(285)	473	1,744

Total commercial loans and leases	70,315	(17,295)	2,682	(14,613)	12,701	68,403
Direct installment	14,814	(7,875)	942	(6,933)	7,249	15,130
Residential mortgages	4,437	(1,050)	194	(856)	1,574	5,155
Indirect installment	5,503	(2,926)	605	(2,321)	2,267	5,449
Consumer lines of credit	5,447	(2,137)	234	(1,903)	2,513	6,057
Other	146	(1,039)	14	(1,025)	879	—

Total allowance on originated loans	100,662	(32,322)	4,671	(27,651)	27,183	100,194
Purchased credit-impaired loans	—	—	—	—	759	759
Other acquired loans	—	(254)	315	61	3,360	3,421

	$100,662	$(32,576)	$4,986	$(27,590)	$31,302	$104,374

Year Ended December 31, 2011
Commercial real estate	$49,924	$(21,018)	$594	$(20,424)	$13,783	$43,283
Commercial and industrial	24,682	(3,642)	368	(3,274)	4,068	25,476
Commercial leases	1,070	(567)	75	(492)	978	1,556

Total commercial loans and leases	75,676	(25,227)	1,037	(24,190)	18,829	70,315
Direct installment	14,941	(8,874)	876	(7,998)	7,871	14,814
Residential mortgages	4,578	(1,261)	67	(1,194)	1,053	4,437
Indirect installment	5,941	(2,957)	501	(2,456)	2,018	5,503
Consumer lines of credit	4,743	(2,110)	213	(1,897)	2,601	5,447
Other	241	(1,194)	31	(1,163)	1,068	146
Purchased credit-impaired loans	—	(208)	7	(201)	201	—

	$106,120	$(41,831)	$2,732	$(39,099)	$33,641	$100,662

Following is a summary of the individual and collective originated allowance for loan losses and corresponding originated loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Originated Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2012
Commercial real estate	$2,136	$32,674	$2,448,471	$35,024	$2,413,447
Commercial and industrial	590	31,259	1,555,301	1,624	1,553,677
Commercial leases	—	1,744	130,133	—	130,133

Total commercial loans and leases	2,726	65,677	4,133,905	36,648	4,097,257
Direct installment	—	15,130	1,108,865	—	1,108,865
Residential mortgages	—	5,155	653,826	—	653,826
Indirect installment	—	5,449	568,324	—	568,324
Consumer lines of credit	—	6,057	732,534	—	732,534
Other	—	—	39,937	—	39,937

	$2,726	$97,468	$7,237,391	$36,648	$7,200,743

December 31, 2011
Commercial real estate	$4,871	$38,412	$2,495,727	$75,688	$2,420,039
Commercial and industrial	2,276	23,200	1,363,692	7,816	1,355,876
Commercial leases	—	1,556	110,795	—	110,795

Total commercial loans and leases	7,147	63,168	3,970,214	83,504	3,886,710
Direct installment	—	14,814	1,029,187	—	1,029,187
Residential mortgages	—	4,437	670,936	—	670,936
Indirect installment	—	5,503	540,789	—	540,789
Consumer lines of credit	—	5,447	607,280	—	607,280
Other	—	146	38,261	—	38,261

	$7,147	$93,515	$6,856,667	$83,504	$6,773,163

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

7.     Premises and Equipment

Following is a summary of premises and equipment:

December 31	2012	2011
Land	$31,196	$29,840
Premises	128,259	125,621
Equipment	101,144	92,693

	260,599	248,154
Accumulated depreciation	(120,232)	(118,111)

	$140,367	$130,043

Depreciation expense for premises and equipment was $13,937 for 2012, $12,457 for 2011 and $11,775 for 2010.

The Corporation has operating leases extending to 2046 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC 840, Leases, taking into account escalation clauses. Rental expense was $8,784 for 2012, $6,960 for 2011 and $6,235 for 2010.

Total minimum rental commitments under such leases were $46,145 at December 31, 2012. Following is a summary of future minimum lease payments for years following December 31, 2012:

2013	$7,619
2014	6,316
2015	5,313
2016	4,312
2017	3,561
Later years	19,024

8.     Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business:

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Total
Balance at January 1, 2011	$509,941	$8,020	$8,950	$1,809	$528,720
Goodwill additions	39,742	—	—	—	39,742

Balance at December 31, 2011	549,683	8,020	8,950	1,809	568,462
Goodwill additions	107,093	—	—	—	107,093

Balance at December 31, 2012	$656,776	$8,020	$8,950	$1,809	$675,555

The Corporation recorded goodwill during 2012 and 2011 as a result of the purchase accounting adjustments relating to the acquisitions of Parkvale and CBI, respectively.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets:

	Core Deposit Intangibles	Customer and Renewal Lists	Other Intangible Assets	Total Finite- lived Intangibles
December 31, 2012
Gross carrying amount	$87,056	$10,970	$1,859	$99,885
Accumulated amortization	(55,095)	(5,698)	(1,241)	(62,034)

	$31,961	$5,272	$618	$37,851

December 31, 2011
Gross carrying amount	$71,023	$10,970	$1,859	$83,852
Accumulated amortization	(46,911)	(4,957)	(1,031)	(52,899)

	$24,112	$6,013	$828	$30,953

Core deposit intangibles are being amortized primarily over 10 years using straight-line and accelerated methods. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from ten to twelve years.

Amortization expense on finite-lived intangible assets totaled $9,135 for 2012, $7,228 for 2011 and $6,714 for 2010. Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2012:

2013	$7,829
2014	7,033
2015	5,387
2016	4,538
2017	3,928

Goodwill and other intangible assets are reviewed annually for impairment, and more frequently if impairment indicators exist. The Corporation completed this review in 2012 and 2011 and determined that its intangible assets are not impaired.

9.    Deposits

Following is a summary of deposits:

December 31	2012	2011
Non-interest bearing demand	$1,738,195	$1,340,465
Savings and NOW	4,808,121	3,790,863
Certificates and other time deposits	2,535,858	2,158,440

	$9,082,174	$7,289,768

Time deposits of $100,000 or more were $795,113 and $673,608 at December 31, 2012 and 2011, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2012:

	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$121,889	$31,340	$153,229
Three to six months	97,507	11,867	109,374
Six to twelve months	139,703	20,602	160,305
Over twelve months	247,588	124,617	372,205

	$606,687	$188,426	$795,113

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2012:

2013	$1,433,472
2014	411,245
2015	315,082
2016	235,415
2017	107,208
Later years	33,436

10.    Short-Term Borrowings

Following is a summary of short-term borrowings:

December 31	2012	2011
Securities sold under repurchase agreements	$807,820	$646,660
Federal funds purchased	140,000	60,000
Subordinated notes	135,318	134,634
Other short-term borrowings	—	10,000

	$1,083,138	$851,294

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

At December 31, 2011, Regency had a $25,000 committed line of credit with a major domestic bank of which $10,000 was outstanding. That line of credit expired on June 30, 2012 and management chose not to renew given its healthy liquidity position. The weighted average interest rates on short-term borrowings during 2012, 2011 and 2010 were 0.53%, 0.84% and 1.04%, respectively. The weighted average interest rates on short-term borrowings at December 31, 2012, 2011 and 2010 were 0.47%, 0.71% and 1.00%, respectively.

11.    Long-Term Debt

Following is a summary of long-term debt:

December 31	2012	2011
Federal Home Loan Bank advances	$88	$100
Subordinated notes	79,897	78,246
Other subordinated debt	8,850	9,062
Convertible subordinated notes	590	608

	$89,425	$88,016

The Corporation’s banking affiliate has available credit with the FHLB of $2,675,044, of which $88 was used as of December 31, 2012. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Interest rates paid on these advances ranged from 3.78% to 4.19% in 2012 and 0.99% to 4.79% in both 2011 and 2010. During 2011, the Corporation prepaid $136,000 of FHLB advances yielding 2.36% to better position the balance sheet. As a result, the Corporation incurred a prepayment penalty of $3,378 in 2011 that was recorded in other non-interest expense.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes mature in various amounts periodically through the year 2022. At December 31, 2012, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three to twelve months of interest, depending on the term of the note. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 3.18% at December 31, 2012, 3.85% at December 31, 2011 and 4.15% at December 31, 2010.

The Corporation assumed other subordinated notes totaling $8,000 in conjunction with an acquisition. The Corporation recorded a purchase accounting adjustment of $1,275, which is amortizing over the life of the notes, to reflect these notes at their fair value at the time of the acquisition. These subordinated notes carry a fixed-rate of 8.0% and mature in 2016. The Corporation may elect to redeem the notes, subject to regulatory approval, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest.

The Corporation assumed 5% convertible subordinated notes in conjunction with an acquisition. These subordinated notes mature in 2018 and are convertible into shares of the Corporation’s common stock at any time prior to maturity at $12.50 per share. As of December 31, 2012, the Corporation has reserved 47,200 shares of common stock for issuance in the event the convertible subordinated notes are converted.

Scheduled annual maturities for all of the long-term debt for the years following December 31, 2012 are as follows:

2013	$32,101
2014	17,654
2015	12,409
2016	16,880
2017	7,621
Later years	2,760

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

The following table provides information relating to the Trusts as of December 31, 2012:

	F.N.B. Statutory Trust I	F.N.B. Statutory Trust II	Omega Financial Capital Trust I	Sun Bancorp Statutory Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,977	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Interest rate	3.61%	1.96%	2.51%	10.20%
	variable; LIBOR plus 325 basis points	variable; LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

13.    Derivative Instruments

The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate risk, primarily by managing the amount, source, and duration of its assets and liabilities, and through the use of derivative instruments. Interest rate swaps are the primary derivative instrument used by the Corporation for interest rate management. The Corporation also uses derivative instruments to facilitate transactions on behalf of its customers.

Commercial Borrower Derivatives

The Corporation enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. The Corporation seeks to minimize counterparty credit risk by entering into transactions with only high-quality institutions. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The interest rate swap agreement with the loan customer and with the counterparty are reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.

Equity-Indexed Certificates of Deposit

In December 2012, the Corporation began offering its customers a certificate of deposit (CD) which provides the purchaser a guaranteed return of principal at maturity plus potential equity return and allows the Corporation to identify a known cost of funds. The rate of return is based on the performance of an equity index or basket of stocks. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC 815 requires that the CD be separated into its two components: a zero coupon CD (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon CD is amortized over the life of the deposit, and the written option is carried at fair value on the Corporation’s consolidated balance sheet, with changes in fair value recorded through earnings. The Corporation offsets the risk of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Corporation’s consolidated balance sheet. These two offsetting derivatives are considered freestanding and neither is eligible for hedge designation. The fair values of the written option and the Corporation’s purchased option at December 31, 2012 are not material.

Risk Management Derivatives

The Corporation entered into an interest rate derivative in December 2012 in order to manage its net interest income by increasing the stability of the net interest income over a range of potential interest rate scenarios. Interest rate swaps are used to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

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

At December 31, 2012, the Corporation was party to 257 swaps with customers with notional amounts totaling $795,052 and 252 swaps with derivative counterparties with notional amounts totaling $895,052. The following table presents the fair value of the Corporation’s derivative financial instruments as well as their classification on the balance sheet:

	Balance Sheet Location	December 31
		2012	2011
Interest Rate Contracts:
Asset derivatives	Other assets	$57,992	$52,857
Liability derivatives	Other liabilities	58,134	52,904
Equity Derivative Contracts:
Asset derivatives	Other assets	16	—
Liability derivatives	Other liabilities	16	—

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income Statement Location	Year Ended December 31
		2012	2011	2010
Interest rate products	Other income	$167	$(635)	$(220)

The Corporation has agreements with each of its derivative counterparties that contain a provision where if the Corporation defaults on any of its indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Corporation could also be declared in default on its derivative obligations. The Corporation also has agreements with certain of its derivative counterparties that contain a provision that if the Corporation fails to maintain its status as a well-capitalized institution, then the counterparty could terminate the derivative positions and the Corporation would be required to settle its obligations under the agreements. Certain of the Corporation’s agreements with its derivative counterparties contain provisions where if a material or adverse change occurs that materially changes the Corporation’s creditworthiness in an adverse manner, the Corporation may be required to fully collateralize its obligations under the derivative instrument.

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of December 31, 2012, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $59,341. At December 31, 2012, the Corporation has posted collateral with derivative counterparties with a fair value of $60,062, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $2,428 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at December 31, 2012 are not material.

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

Following is a summary of off-balance sheet credit risk information:

December 31	2012	2011
Commitments to extend credit	$2,600,355	$1,943,889
Standby letters of credit	130,912	113,268

At December 31, 2012, funding of 79.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

Overdraft Litigation

On June 5, 2012, the Corporation was named as a defendant in a purported class action lawsuit, the Ord Action. The Ord Action alleged state law claims related to FNBPA’s order of posting ATM and debit card transactions and the assessment of overdraft fees on deposit customer accounts. On August 14, 2012, FNBPA was named as a defendant in a purported class action lawsuit, the Clarey Action. The Clarey action alleged claims and requested relief similar to the claims asserted and the relief sought in the Ord Action. On September 11, 2012, FNBPA removed the Clarey Action to the United States District Court for the Western District of Pennsylvania, Civil Action No. 2:12-cv-01305-AJS. On September 17, 2012, the plaintiffs in the Ord Action filed an amended complaint in which they added FNBPA as a defendant with the Corporation. On September 27, 2012, the United States District Court for the Western District of Pennsylvania consolidated the Ord and Clarey Actions at Civil Action No. 2:12-cv-00766-AJS.

On October 19, 2012, the parties to the Ord and Clarey Actions participated in a mediation required pursuant to the local rules of the court. On October 22, 2012, the parties filed a Joint Motion to Stay Pending Settlement Approval requesting that the court stay all proceedings due to the parties having reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the Ord and Clarey Actions on a class-wide basis. The proposed settlement contemplates that, in return for a full and complete release of claims by the plaintiffs and the settlement class members, FNBPA will create a settlement fund of $3,000 for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses. Amounts related to the proposed settlement were accrued for in October 2012. On February 12, 2013, the court granted preliminary approval of the proposed settlement, which is subject to final court approval.

Annapolis Bancorp, Inc. Stockholder Litigation

On November 8, 2012, a purported stockholder of ANNB filed a derivative complaint on behalf of ANNB in the Circuit Court for Anne Arundel County, Maryland, captioned Andera v. Lerner, et al., Case no. 02C12173766, and naming as defendants ANNB, its board of directors and the Corporation. The lawsuit makes various allegations against the defendants, including that the merger consideration is inadequate and undervalues the company, that the director defendants breached their fiduciary duties to ANNB in approving the merger, and that the Corporation aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring the defendants from consummating the merger. In addition, the lawsuit seeks rescission of the merger agreement to the extent already implemented or, in the alternative, award of rescissory damages, an accounting to plaintiff for all damages caused by the defendants and for all profits and special benefits obtained as a result of the defendants’ alleged breaches of fiduciary duties, and an award of the costs and expenses incurred in the action, including a reasonable allowance for counsel fees and expert fees.

On February 7, 2013, the plaintiff filed an amended complaint with additional allegations regarding certain purported non-disclosures relating to the proxy statement/prospectus for the pending merger filed with the

SEC on January 23, 2013. On February 22, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, ANNB, the ANNB board of directors, the Corporation and the plaintiff reached an agreement in principle to settle the action, and expect to memorialize that agreement in a written agreement. As part of this agreement in principle, the Corporation and ANNB agreed to disclose additional information in the proxy statement/prospectus filed on February 25, 2013. No substantive term of the merger agreement was modified as part of this settlement. The settlement agreement will be subject to court approval.

15.    Stock Incentive Plans

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. During 2012, 2011 and 2010, the Corporation issued 321,295, 407,980 and 515,857 restricted stock awards, respectively, with weighted average grant date fair values of $3,884, $4,110 and $4,029, respectively, under these Plans. The Corporation has available up to 3,162,408 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $3,758, $4,396 and $2,739 for the years ended December 31, 2012, 2011 and 2010, the tax benefit of which was $1,315, $1,538 and $959, respectively.

The following table summarizes certain information concerning restricted stock awards:

	2012	Weighted Average Grant Price per Share	2011	Weighted Average Grant Price per Share	2010	Weighted Average Grant Price per Share
Unvested shares outstanding at beginning of year	1,846,115	$8.44	1,309,489	$8.52	854,440	$10.57
Granted	321,295	12.09	407,980	10.07	515,857	7.81
Net adjustment due to performance	28,181	8.31	229,516	8.40	9,824	10.11
Vested	(179,767)	8.24	(172,029)	13.57	(95,281)	15.05
Forfeited	(179,132)	8.50	(1,749)	10.09	(41,306)	9.45
Dividend reinvestment	76,381	11.19	72,908	10.01	65,955	8.72

Unvested shares outstanding at end of year	1,913,073	9.17	1,846,115	8.44	1,309,489	8.52

The total fair value of shares vested was $2,193, $1,767 and $698 for the years ended December 31, 2012, 2011 and 2010, respectively.

As of December 31, 2012, there was $5,193 of unrecognized compensation cost related to unvested restricted stock awards granted, $60 of which is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718. The components of the restricted stock awards as of December 31, 2012 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested shares	527,872	1,385,201	1,913,073
Unrecognized compensation expense	$1,754	$3,439	$5,193
Intrinsic value	$5,601	$14,711	$20,312
Weighted average remaining life (in years)	2.00	2.20	2.15

Stock Options

The Corporation did not grant stock options during 2012, 2011 or 2010. All outstanding stock options were granted at prices equal to the fair value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 182,188 for 2012, 8,389 for 2011 and 24,063 for 2010.

The following table summarizes certain information concerning stock option awards:

	2012	Weighted Average Price per Share	2011	Weighted Average Price per Share	2010	Weighted Average Price per Share
Options outstanding at beginning of year	586,020	$14.93	770,610	$14.28	968,090	$13.67
Assumed from acquisition	627,808	10.41	—	—	—	—
Exercised	(182,188)	8.87	(8,389)	2.68	(24,063)	9.05
Forfeited	(391,590)	13.32	(176,201)	12.67	(173,417)	11.60

Options outstanding and exercisable at end of year	640,050	13.21	586,020	14.93	770,610	14.28

Upon consummation of the Corporation’s acquisitions, all outstanding options issued by the acquired companies were converted into equivalent Corporation options.

The following table summarizes information about stock options outstanding at December 31, 2012:

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.45 - $5.18	34,848	7.35	$3.68
$5.19 - $7.78	27,225	5.87	6.56
$7.79 - $11.68	23,827	0.02	11.67
$11.69 - $17.54	447,087	2.58	13.26
$17.55 - $19.65	107,063	0.48	18.12

	640,050

The intrinsic value of outstanding and exercisable stock options at December 31, 2012 was $(1,508), since the fair value of the stock was less than the exercise price.

The following table summarizes certain information relating to stock options exercised:

Year Ended December 31	2012	2011	2010
Proceeds from stock options exercised	$864	$22	$218
Tax benefit recognized from stock options exercised	96	22	6
Intrinsic value of stock options exercised	435	63	18

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

In connection with the Parkvale acquisition, the warrant issued by Parkvale to the UST under the CPP was converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. This warrant, which was recorded at its fair value on January 1, 2012, expires in 2018 and has an exercise price of $5.81 per share.

16.    Retirement Plans

The Corporation sponsors the RIP, a qualified noncontributory defined benefit pension plan that covered substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfied minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits were earned based on the employee’s compensation each year. The plan amendment resulted in a remeasurement that produced a net unrecognized service credit of $14,079, which had been amortized over the average period of future service of active employees of 13.5 years. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. The Corporation amended the RIP on October 20, 2010 to be frozen effective December 31, 2010, at which time the Corporation recognized the remaining previously unrecognized prior service credit of $10,543 as a reduction to expense.

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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans):

December 31	2012	2011
Accumulated benefit obligation	$153,606	$142,847

Projected benefit obligation at beginning of year	$143,307	$131,451
Service cost	59	58
Interest cost	6,173	6,746
Actuarial loss	11,558	13,697
Benefits paid	(7,139)	(8,645)

Projected benefit obligation at end of year	$153,958	$143,307

Fair value of plan assets at beginning of year	$105,330	$102,898
Actual return on plan assets	8,899	2,246
Corporation contribution	6,326	8,831
Benefits paid	(7,139)	(8,645)

Fair value of plan assets at end of year	$113,416	$105,330

Funded status of plan	$(40,542)	$(37,977)

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2012	2011
Weighted average discount rate	3.78%	4.39%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2012 and 2011 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:

Year Ended December 31	2012	2011	2010
Service cost	$59	$58	$3,606
Interest cost	6,173	6,746	6,982
Expected return on plan assets	(7,935)	(7,647)	(7,553)
Curtailment credit	—	—	(10,543)
Transition amount amortization	(93)	(93)	(93)
Prior service credit amortization	7	7	(971)
Actuarial loss amortization	1,861	1,131	3,166

Net periodic pension cost	72	202	(5,406)
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	10,594	19,097	1,146
Curtailment effects	—	—	10,543
Amortization of actuarial loss	(1,861)	(1,131)	(3,166)
Amortization of prior service credit	(7)	(7)	971
Amortization of transition asset	93	93	93

Total recognized in other comprehensive income	8,819	18,052	9,587

Total recognized in net periodic pension cost and other comprehensive income	$8,891	$18,254	$4,181

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2012	2011	2010
Weighted average discount rate	4.39%	5.28%	5.79%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.50%	7.50%	8.00%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $5,813 and $7,314 for 2012 and 2011, respectively, and employer contributions to the qualified pension plans of $5,000 and $7,500 for 2012 and 2011, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1,326 for 2012 and $1,331 for 2011.

As of December 31, 2012 and 2011, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows:

	Qualified Pension Plans		Non-Qualified Pension Plans
December 31	2012	2011	2012	2011
Projected benefit obligation	$133,116	$123,257	$20,842	$20,050
Accumulated benefit obligation	133,116	123,257	20,490	19,590
Fair value of plan assets	113,416	105,330	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2012 pension expense:

Estimated Increase in Pension Expense
0.5% decrease in the discount rate	$2
0.5% decrease in the expected long-term rate of return on plan assets	529

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2012:

Expected employer contributions:	2013	$1,322

Expected benefit payments:	2013	6,241
	2014	6,572
	2015	6,865
	2016	7,255
	2017	9,128
	2018 – 2022	43,433

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $8,860 for 2012, $8,445 for 2011 and $5,770 for 2010.

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

Following are asset allocations for the Corporation’s pension plans as of December 31, 2012 and 2011, and the target allocation for 2013, by asset category:

	Target Allocation	Percentage of Plan Assets
December 31	2013	2012	2011
Asset Category
Equity securities	45 - 65%	57%	57%
Debt securities	30 - 50	40	33
Cash equivalents	0 - 10	3	10

At December 31, 2012 and 2011, equity securities included 550,128 shares of the Corporation’s common stock totaling $5,842 (5.2% of total plan assets) at December 31, 2012 and $6,222 (5.9% of total plan assets) at December 31, 2011. The plan did not acquire additional shares during 2012. Dividends received on the Corporation’s common stock held by the Plan were $264 for both 2012 and 2011.

The fair values of the Corporation’s pension plan assets by asset category are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2012
Asset Class
Cash	$3,587	$—	—	$3,587
Equity securities:
F.N.B. Corporation	5,842	—	—	5,842
Other large-cap U.S. financial services companies	1,563	—	—	1,563
Other large-cap U.S. companies	27,709	—	—	27,709
International companies	624	—	—	624
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	2,129	—	—	2,129
U.S. small-cap equity index funds	2,096	—	—	2,096
U.S. mid-cap equity index funds	2,928	—	—	2,928
Non-U.S. equities growth fund	8,972	—	—	8,972
U.S. equity funds:
U.S. mid-cap	5,893	—	—	5,893
U.S. small-cap	2,856	—	—	2,856
Other	4,280	—	—	4,280
Fixed income securities:
U.S. government agencies	—	36,030	—	36,030
Fixed income mutual funds:
U.S. investment-grade fixed income securities	8,404	—	—	8,404
Non-U.S. fixed income securities	503	—	—	503

	$77,386	$36,030	—	$113,416

	Level 1	Level 2	Level 3	Total
December 31, 2011
Asset Class
Cash	$10,760	$—	—	$10,760
Equity securities:
F.N.B. Corporation	6,222	—	—	6,222
Other large-cap U.S. financial services companies	1,231	—	—	1,231
Other large-cap U.S. companies	25,590	—	—	25,590
International companies	617	—	—	617
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	4,358	—	—	4,358
U.S. small-cap equity index funds	1,805	—	—	1,805
U.S. mid-cap equity index funds	2,560	—	—	2,560
Non-U.S. equities growth fund	7,004	—	—	7,004
U.S. equity funds:
U.S. mid-cap	5,104	—	—	5,104
U.S. small-cap	2,705	—	—	2,705
Other	3,046	—	—	3,046
Fixed income securities:
U.S. government agencies	—	30,192	—	30,192
Fixed income mutual funds:
U.S. investment-grade fixed income securities	3,650	—	—	3,650
Non-U.S. fixed income securities	486	—	—	486

	$75,138	$30,192	—	$105,330

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

The following tables provide information relating to the change in benefit obligation, change in plan assets, the Plan’s funded status and the liability reflected in the consolidated balance sheet:

December 31	2012	2011
Benefit obligation at beginning of year	$1,410	$1,384
Interest cost	41	61
Plan participants’ contributions	37	41
Actuarial (gain) loss	(169)	133
Benefits paid	(179)	(245)
CBI-related	—	36

Benefit obligation at end of year	$1,140	$1,410

Fair value of plan assets at beginning of year	$—	$—
Corporation contribution	142	204
Plan participants’ contributions	37	41
Benefits paid	(179)	(245)

Fair value of plan assets at end of year	$—	$—

Funded status of plan	$(1,140)	$(1,410)

Actuarial assumptions used in the determination of the benefit obligation in the Plan are as follows:

Assumptions at December 31	2012	2011
Discount rate	2.85%	3.70%
Assumed healthcare cost trend:
Initial trend	7.50%	8.00%
Ultimate trend	5.00%	5.00%
Year ultimate trend reached	2018	2018

The discount rate assumption at December 31, 2012 was determined using the same yield-curve based approach as previously described in the Retirement Plans footnote.

Net periodic postretirement benefit cost and other comprehensive income included the following components:

Year Ended December 31	2012	2011	2010
Interest cost	$41	$61	$67
Actuarial loss amortization	—	7	—

Net periodic postretirement benefit cost	41	68	67
Purchase price adjustment – CBI	—	36	—

Total postretirement benefit welfare cost	41	104	67

Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	(169)	133	14
Actuarial loss amortization	—	(7)	—

Total recognized in other comprehensive income	(169)	126	14

Total recognized in net periodic postretirement income and other comprehensive income	$(128)	$230	$81

Actuarial assumptions used in the determination of the net periodic postretirement cost in the Plan are as follows:

Assumptions for the Year Ended December 31	2012	2011	2010
Weighted average discount rate	3.70%	4.35%	4.65%
Assumed healthcare cost trend:
Initial trend	8.00%	8.06%	8.50%
Ultimate trend	5.00%	5.00%	5.00%
Year ultimate cost trend reached	2018	2018	2018

A one percentage point change in the assumed health care cost trend rate would have had the following effects on 2012 service and interest cost and the accumulated postretirement benefit obligation at December 31, 2012:

	1% Increase	1% Decrease
Effect on service and interest components of net periodic cost	$2	$(2)
Effect on accumulated postretirement benefit obligation	51	(47)

The following table provides information regarding estimated future cash flows relating to the postretirement benefit plan at December 31, 2012:

Expected employer contributions:	2013	$138

Expected benefit payments:	2013	173
	2014	165
	2015	154
	2016	145
	2017	135
	2018 – 2022	500

The contributions and the benefit payments for the postretirement benefit plan are the same and represent expected benefit amounts, net of participant contributions, which are paid from general plan assets.

18.     Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following:

Year Ended December 31	2012	2011	2010
Current income taxes:
Federal taxes	$22,182	$18,721	$23,767
State taxes	416	354	97

	22,598	19,075	23,864
Deferred income taxes:
Federal taxes	21,175	12,929	3,943
State taxes	—	—	77

	21,175	12,929	4,020

	$43,773	$32,004	$27,884

Income tax expense related to gains on the sale of securities was $107, $1,278 and $1,036 for 2012, 2011 and 2010, respectively.

Income tax expense and the effective tax rate for 2012 were favorably impacted by $158 of uncertain tax positions reversed in the current period. The effective tax rates for 2012, 2011 and 2010 were all lower than the statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI.

The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:

Year Ended December 31	2012	2011	2010
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(4.7)	(5.9)	(6.0)
Tax credits and settlements	(1.8)	(1.9)	(1.6)
Other items	(0.1)	(0.3)	(0.2)

Actual effective tax rate	28.4%	26.9%	27.2%

The following table presents the tax effects of temporary differences that give rise to deferred tax assets and liabilities:

December 31	2012	2011
Deferred tax assets:
Allowance for loan losses	$36,714	$35,688
Discount on purchased loans	24,339	19,655
Net operating loss/tax credit carryforwards	15,196	14,353
Deferred compensation	7,429	5,944
Securities impairments	19,999	5,885
Pension and other defined benefit plans	16,335	15,401
Net unrealized securities losses	—	1,868
Other	4,268	3,219

Total	124,280	102,013
Valuation allowance	(16,329)	(14,980)

Total deferred tax assets	107,951	87,033

Deferred tax liabilities:
Loan costs	(287)	(1,807)
Depreciation	(9,794)	(9,554)
Prepaid expenses	(1,083)	(719)
Amortizable intangibles	(8,200)	(8,970)
Lease financing	(4,915)	(4,310)
Other	(1,089)	(683)

Total deferred tax liabilities	(25,368)	(26,043)

Net deferred tax assets	$82,583	$60,990

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2012, the Corporation had unused state net operating loss carryforwards expiring from 2018 to 2032. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

As of December 31, 2012 and 2011, the Corporation has approximately $1,088 and $1,376, respectively, of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of December 31, 2012 and 2011, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $150 and $115, respectively. As of December 31, 2012, $857 of these tax benefits would affect the effective tax rate if recognized. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2010. Federal examinations for years 2009 and prior have been closed with no material impact to the Corporation’s financial position. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2009 and state income tax returns for 2009 through 2011 are currently subject to examination. The Corporation anticipates that a reduction in the unrecognized tax benefit of up to $424 may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

Year Ended December 31	2012	2011
Balance at beginning of year	$1,376	$2,481
Additions based on tax positions related to current year	87	82
Additions based on tax positions of prior year	—	—
Reductions for tax positions of prior years	—	(1,105)
Reductions due to expiration of statute of limitations	(375)	(82)

Balance at end of year	$1,088	$1,376

19.     Comprehensive Income

The accumulated balances related to each component of other comprehensive income, net of tax, are as follows:

December 31	2012	2011	2010
Non-credit related loss on debt securities not expected to be sold	$(8,039)	$(8,597)	$(8,654)
Unrealized net gain on other available for sale securities	9,269	5,101	4,767
Unrealized losses on derivative instruments	(171)	—	—
Unrecognized pension and postretirement obligations	(47,283)	(41,652)	(29,845)

Accumulated other comprehensive income	$(46,224)	$(45,148)	$(33,732)

20.     Earnings per Share

The following tables set forth the computation of basic and diluted earnings per share:

Year Ended December 31	2012	2011	2010
Net income	$110,410	$87,047	$74,652

Basic weighted average common shares outstanding	139,135,272	124,145,924	113,923,612
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,504,893	866,154	358,121

Diluted weighted average common shares outstanding	140,640,165	125,012,078	114,281,733

Basic earnings per share	$0.79	$0.70	$0.66

Diluted earnings per share	$0.79	$0.70	$0.65

For the years ended December 31, 2012, 2011 and 2010, 172,709, 392,299 and 797,983 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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

The Corporation’s management believes that, as of December 31, 2012 and 2011, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of December 31, 2012, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of December 31, 2012 and 2011 for the Corporation and FNBPA:

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,068,704	12.2%	$876,280	10.0%	$701,024	8.0%
Tier 1 capital to risk-weighted assets	934,443	10.6	525,768	6.0	350,512	4.0
Leverage ratio	934,443	8.3	563,649	5.0	450,919	4.0
FNBPA:
Total capital to risk-weighted assets	999,717	11.7	856,431	10.0	685,145	8.0
Tier 1 capital to risk-weighted assets	895,177	10.5	513,859	6.0	342,573	4.0
Leverage ratio	895,177	8.1	555,360	5.0	444,288	4.0

December 31, 2011
F.N.B. Corporation:
Total capital to risk-weighted assets	972,940	13.3	731,582	10.0	585,265	8.0
Tier 1 capital to risk-weighted assets	855,677	11.7	438,949	6.0	292,633	4.0
Leverage ratio	855,677	9.2	467,587	5.0	374,069	4.0
FNBPA:
Total capital to risk-weighted assets	847,372	11.8	718,400	10.0	574,720	8.0
Tier 1 capital to risk-weighted assets	749,650	10.4	431,040	6.0	287,360	4.0
Leverage ratio	749,650	8.3	453,117	5.0	362,493	4.0

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $83,827 at December 31, 2012. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2012, the Corporation’s subsidiaries had $86,703 of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $159,705 at December 31, 2012.

23.     Cash Flow Information

Following is a summary of cash flow information:

Year Ended December 31	2012	2011	2010
Interest paid on deposits and other borrowings	$56,306	$75,178	$90,816
Income taxes paid	22,250	13,250	31,611
Transfers of loans to other real estate owned	14,102	21,679	25,584
Transfers of other real estate owned to loans	839	598	1,115

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

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2012
Interest income	$390,680	$4	$113	$35,279	$5,830	$431,906
Interest expense	45,604	—	—	3,584	9,867	59,055
Net interest income	345,076	4	113	31,695	(4,037)	372,851
Provision for loan losses	24,606	—	—	6,115	581	31,302
Non-interest income	97,064	24,152	13,035	2,343	(5,131)	131,463
Non-interest expense	258,063	20,141	11,503	18,410	1,577	309,694
Intangible amortization	8,395	320	420	—	—	9,135
Income tax expense (benefit)	42,991	1,358	438	3,615	(4,629)	43,773
Net income (loss)	108,085	2,337	787	5,898	(6,697)	110,410
Total assets	11,845,122	19,610	18,675	178,149	(37,580)	12,023,976
Total intangibles	689,354	11,312	10,931	1,809	—	713,406

At or for the Year Ended December 31, 2011
Interest income	$350,801	$11	$124	$34,168	$6,021	$391,125
Interest expense	60,132	—	—	4,281	10,204	74,617
Net interest income	290,669	11	124	29,887	(4,183)	316,508
Provision for loan losses	26,957	—	—	6,152	532	33,641
Non-interest income	88,360	23,238	12,325	2,132	(6,137)	119,918
Non-interest expense	227,696	18,518	11,568	17,210	1,514	276,506
Intangible amortization	6,467	335	426	—	—	7,228
Income tax expense (benefit)	31,869	1,587	169	3,274	(4,895)	32,004
Net income (loss)	86,040	2,809	286	5,383	(7,471)	87,047
Total assets	9,583,439	19,579	17,301	171,350	(5,186)	9,786,483
Total intangibles	574,622	11,632	11,352	1,809	—	599,415

At or for the Year Ended December 31, 2010
Interest income	$335,975	$13	$198	$33,386	$4,149	$373,721
Interest expense	73,925	—	—	4,842	9,964	88,731
Net interest income	262,050	13	198	28,544	(5,815)	284,990
Provision for loan losses	40,400	—	—	6,144	779	47,323
Non-interest income	83,977	20,666	12,898	2,194	(3,763)	115,972
Non-interest expense	201,450	15,795	11,795	15,208	141	244,389
Intangible amortization	5,937	350	427	—	—	6,714
Income tax expense (benefit)	26,663	1,632	319	3,389	(4,119)	27,884
Net income (loss)	71,577	2,902	555	5,997	(6,379)	74,652
Total assets	8,753,276	19,097	19,097	171,649	(3,204)	8,959,915
Total intangibles	535,594	11,967	11,778	1,809	—	561,148

25.    Fair Value Measurements

The Corporation uses fair value measurements to record fair value adjustments to certain financial assets and liabilities and to determine fair value disclosures. Securities available for sale and derivatives are recorded at fair value on a recurring basis. Additionally, from time to time, the Corporation may be required to record at fair value other assets on a non-recurring basis, such as mortgage loans held for sale, certain impaired loans, OREO and certain other assets.

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2012, 97% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Corporation determines the valuation of its investments in pooled TPS with the assistance of a third-party independent financial consulting firm that specializes in advisory services related to illiquid financial investments. The consulting firm provides the Corporation appropriate valuation methodology, performance assumptions, modeling techniques, discounted cash flows, discount rates using the underlying index plus 15-20%, and sensitivity analyses with respect to levels of defaults and deferrals necessary to produce losses.

Additionally, the Corporation utilizes the firm’s expertise to reassess assumptions to reflect actual conditions. See the Securities footnote in the Notes to Consolidated Financial Statements section of this Report for information on how the Corporation reassesses assumptions to determine the valuation of its pooled TPS. Accessing the services of a financial consulting firm with a focus on financial instruments assists the Corporation in accurately valuing these complex financial instruments and facilitates informed decision-making with respect to such instruments.

The Level 3 CDOs could be subject to sensitivities in market risks that may cause the discount rates on these instruments to vary from those currently utilized to determine fair value. These discount rates vary today, but typically range between 15% - 20% over the coupon rate of the specific security. The valuations are somewhat sensitive to changes in the discount rate. For example, each 1% change in the discount rate will alter the fair value of these debt obligations by approximately $3,000 or 4% of the total book value. Factors that could influence the discount rate include: the overall health of the economy, the current and projected health of the banking system and its impact upon banks’ capital strategies, access to capital markets for the underlying debt issuers and regulatory matters. Generally, in an improving economy the health of the banking system should be improving and capital market access would be open, thus reducing market risk premiums and therefore discount rates for these instruments. Conversely, the opposite is true, a weakening economy puts pressure on the banking system and the financial health of banks. The Corporation takes all these factors into consideration when establishing a fair value for these Level 3 obligations.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Residential Mortgage Loans Held For Sale

These loans are carried at the lower of cost or fair value. Under lower of cost or fair value accounting, periodically, it may be necessary to record non-recurring fair value adjustments. Fair value, when recorded, is based on independent quoted market prices and is classified as Level 2.

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

The Corporation determines the value of real estate based on appraisals by licensed or certified appraisers. The value of business assets is generally based on amounts reported on the business’ financial statements. Management must rely on the financial statements prepared and certified by the borrower or its accountants in determining the value of these business assets on an ongoing basis which may be subject to significant change over time. Based on the quality of information or statements provided, management may require the use of business asset appraisals and site-inspections to better value these assets. The Corporation may discount appraised and reported values based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Since not all valuation inputs are observable, the Corporation classifies these non-recurring fair value determinations as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

The Corporation reviews and evaluates impaired loans no less frequently than quarterly for additional impairment based on the same factors identified above.

Other Real Estate Owned

OREO is comprised of commercial and residential real estate properties obtained in partial or total satisfaction of loan obligations plus some bank owned real estate. OREO acquired in settlement of indebtedness is recorded at the lower of carrying amount of the loan or fair value less costs to sell. Subsequently, these assets are carried at the lower of carrying value or fair value less costs to sell. Accordingly, it may be necessary to record non-recurring fair value adjustments. Fair value is generally based upon appraisals by licensed or certified appraisers and other market information and is classified as Level 2 or Level 3.

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets measured at fair value:
Available for sale debt securities:
U.S. government-sponsored entities	$—	$354,457	$—	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	275,150	—	275,150
Agency collateralized mortgage obligations	—	469,547	—	469,547
Non-agency collateralized mortgage obligations	—	24	2,705	2,729
States of the U.S. and political subdivisions	—	24,824	—	24,824
Collateralized debt obligations	—	—	22,456	22,456
Other debt securities	—	14,621	6,892	21,513

	—	1,138,623	32,053	1,170,676

Available for sale equity securities:
Financial services industry	351	1,099	512	1,962
Insurance services industry	45	—	—	45

	396	1,099	512	2,007

	396	1,139,722	32,565	1,172,683
Derivative financial instruments	—	58,008	—	58,008

	$396	$1,197,730	$32,565	$1,230,691

Liabilities measured at fair value:
Derivative financial instruments	—	$58,150	—	$58,150

	—	$58,150	—	$58,150

December 31, 2011
Assets measured at fair value:
Available for sale debt securities:
U.S. government-sponsored entities	$—	$231,829	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	171,611	—	171,611
Agency collateralized mortgage obligations	—	183,729	—	183,729
Non-agency collateralized mortgage obligations	—	30	—	30
States of the U.S. and political subdivisions	—	40,350	—	40,350
Collateralized debt obligations	—	—	5,998	5,998
Other debt securities	—	—	5,197	5,197

	—	627,549	11,195	638,744

Available for sale equity securities:
Financial services industry	378	1,004	408	1,790
Insurance services industry	37	—	—	37

	415	1,004	408	1,827

	415	628,553	11,603	640,571
Derivative financial instruments	—	52,857	—	52,857

	$415	$681,410	$11,603	$693,428

Liabilities measured at fair value:
Derivative financial instruments	—	$52,904	—	$52,904

	—	$52,904	—	$52,904

During 2012 and 2011, there were no transfers of assets or liabilities between the hierarchy levels.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Year Ended December 31, 2012
Balance at beginning of period	$5,998	$5,197	$408	$—	$11,603
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	917	732	104	49	1,802
Accretion included in earnings	2,515	9	—	20	2,544
Purchases, issuances, sales and settlements:
Purchases in Parkvale acquisition	16,569	954	—	4,230	21,753
Issuances	46	—	—	—	46
Sales/redemptions	(2,542)	—	—	—	(2,542)
Settlements	(1,047)	—	—	(1,594)	(2,641)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$22,456	$6,892	$512	$2,705	$32,565

Year Ended December 31, 2011
Balance at beginning of period	$5,974	$11,245	$375	$—	$17,594
Total gains (losses) – realized/unrealized:
Included in earnings	(37)	(48)	—	—	(85)
Included in other comprehensive income	61	94	33	—	188
Accretion included in earnings	—	—	—	—	—
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	—	(6,094)	—	—	(6,094)
Settlements	—	—	—	—	—
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$5,998	$5,197	$408	$—	$11,603

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

For the years ended December 31, 2012 and 2011, the amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of the end of the year was $212 and $66, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.

In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a non-recurring basis still held in the balance sheet, the following table provides the hierarchy level and the fair value of the related assets or portfolios. These amounts represent the fair values at the time the non-recurring fair value measurements were made, and not necessarily the fair value as of the dates reported upon.

	Level 1	Level 2	Level 3	Total
December 31, 2012
Impaired loans	—	$14,325	$3,171	$17,496
Other real estate owned	—	5,771	13,540	19,311
Investment security, held-to-maturity:
Non-agency CMO	—	—	3,636	3,636

December 31, 2011
Impaired loans	—	5,034	12,293	17,327
Other real estate owned	—	3,118	16,261	19,379

Impaired loans measured or re-measured at fair value on a non-recurring basis during 2012 had a carrying amount of $20,921 and an allocated allowance for loan losses of $5,197 at December 31, 2012. The allocated allowance is based on fair value of $17,496 less estimated costs to sell of $1,772. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $2,416 which was included in the provision for loan losses for 2012.

OREO with a carrying amount of $21,637 was written down to $16,959 (fair value of $19,311 less estimated costs to sell of $2,352), resulting in a loss of $4,677, which was included in earnings for 2012.

The investment security held-to-maturity represents a non-agency CMO where OTTI has been identified and the investment has been adjusted to fair value. While the Corporation does not expect to recover the entire amortized cost basis of this security, as it does not intend to sell this security and it is not likely that it will be required to sell this security before maturity, only the credit loss component of the impairment ($212) is recognized in earnings. The remaining impairment loss of $269, net of tax, is recognized as a charge to a separate component of other comprehensive income.

Fair Value of Financial Instruments

The estimated fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2012
Financial Assets
Cash and cash equivalents	$239,044	$239,044	$239,044	$—	$—
Securities available for sale	1,172,683	1,172,683	396	1,139,722	32,565
Securities held to maturity	1,106,563	1,143,213	—	1,128,524	14,689
Net loans, including loans held for sale	8,061,097	7,996,554	—	—	7,966,554
Bank owned life insurance	246,088	257,060	257,060	—	—
Derivative assets	58,008	58,008	—	58,008	—
Accrued interest receivable	30,210	30,210	30,210	—	—

Financial Liabilities
Deposits	9,082,175	9,117,757	6,546,316	2,571,441	—
Short-term borrowings	1,083,138	1,083,138	1,083,138	—	—
Long-term debt	89,425	92,329	—	—	92,329
Junior subordinated debt	204,019	172,246	—	—	172,246
Derivative liabilities	58,150	58,150	—	58,150	—
Accrued interest payable	9,054	9,054	9,054	—	—

December 31, 2011
Financial Assets
Cash and cash equivalents	$208,953	$208,953
Securities available for sale	640,571	640,571
Securities held to maturity	917,212	952,033
Net loans, including loans held for sale	6,770,280	6,829,830
Bank owned life insurance	208,927	214,921
Derivative assets	52,857	52,857
Accrued interest receivable	25,930	25,930

Financial Liabilities
Deposits	7,289,768	7,315,948
Short-term borrowings	851,294	851,294
Long-term debt	88,016	90,632
Junior subordinated debt	203,967	167,608
Derivative liabilities	52,904	52,904
Accrued interest payable	6,305	6,305

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

Bank Owned Life Insurance.     The Corporation owns general account, separate account and hybrid account BOLI. The fair value of the general account BOLI is based on the insurance contract cash surrender value. The separate account BOLI has a stable value protection (SVP) component that mitigates the impact of market value fluctuations of the underlying account assets. The SVP component guarantees the book value, which is the insurance contract cash surrender value. The hybrid account BOLI also has a guaranteed book value, except it does not require a stable value protection component. Instead, the insurance carrier incurs the investment return risk, which is imbedded in their fee structure.

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

Derivative Assets and Liabilities.     The Corporation determines its fair value for derivatives using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects contractual terms of the derivative, including the period to maturity and uses observable market based inputs, including interest rate curves and implied volatilities.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2012, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

Balance Sheets
December 31	2012	2011
Assets
Cash and cash equivalents	$114,654	$166,058
Securities available for sale	1,962	1,790
Premises and equipment	—	4,301
Other assets	15,856	16,570
Investment in bank subsidiary	1,554,543	1,294,314
Investments in and advances to non-bank subsidiaries	253,807	253,452

Total Assets	$1,940,822	$1,736,485

Liabilities
Other liabilities	$28,381	$28,250
Advances from affiliates	295,100	282,156
Junior subordinated debt	205,156	205,156
Subordinated notes:
Short-term	8,355	8,357
Long-term	1,761	2,367

Total Liabilities	538,753	526,286
Stockholders’ Equity	1,402,069	1,210,199

Total Liabilities and Stockholders’ Equity	$1,940,822	$1,736,485

Statements of Income
Year Ended December 31	2012	2011	2010
Income
Dividend income from subsidiaries:
Bank	$74,412	$65,130	$61,700
Non-bank	6,400	8,638	10,800

	80,812	73,768	72,500
Interest income	5,802	6,172	6,381
Other income	1,442	71	119

Total Income	88,056	80,011	79,000

Expenses
Interest expense	15,646	16,744	17,745
Other expenses	7,640	6,197	6,584

Total Expenses	23,286	22,941	24,329

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	64,770	57,070	54,671
Income tax benefit	6,151	6,296	6,608

	70,921	63,366	61,279
Equity in undistributed income (loss) of subsidiaries:
Bank	38,401	25,508	13,770
Non-bank	1,088	(1,827)	(397)

Net Income	$110,410	$87,047	$74,652

Statements of Cash Flows
Year Ended December 31	2012	2011	2010
Operating Activities
Net income	$110,410	$87,047	$74,652
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(39,489)	(23,681)	(13,373)
Other, net	109	8,666	(8,918)

Net cash flows provided by operating activities	71,030	72,032	52,361

Investing Activities
Proceeds from sale of securities available for sale	201	389	1,133
(Increase) decrease in property, plant and equipment	4,193	(243)	—
Net increase in advances to subsidiaries	(1,349)	(7,551)	(12,671)
Investment in subsidiaries	(79,450)	(16,611)	(1,375)

Net cash flows used in investing activities	(76,405)	(24,016)	(12,913)

Financing Activities
Net increase in advance from affiliate	12,944	16,900	26,798
Net decrease in short-term borrowings	(2)	(316)	(249)
Decrease in long-term debt	(1,277)	(1,206)	(1,418)
Increase in long-term debt	671	798	790
Net proceeds from issuance of common stock	8,895	71,053	6,723
Tax benefit (expense) of stock-based compensation	386	(61)	(199)
Cash dividends paid	(67,646)	(60,686)	(55,255)

Net cash flows (used in) provided by financing activities	(46,029)	26,482	(22,810)

Net Increase in Cash and Cash Equivalents	(51,404)	74,498	16,638
Cash and cash equivalents at beginning of year	166,058	91,560	74,922

Cash and Cash Equivalents at End of Year	$114,654	$166,058	$91,560

Cash paid during the year for:
Interest	$15,690	$16,768	$17,781

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Corporation maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Corporation’s management, with the participation of its CEO and CFO, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a—15(e) and 15d—15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon such evaluation, the Corporation’s CEO and CFO have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Management’s Report on F.N.B. Corporation’s Internal Control Over Financial Reporting - Reporting at a Bank Holding Company Level” and “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 15, 2013. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 15, 2013. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 15, 2013. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options		Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	155,905	(1)	$13.75	3,162,408	(2)
Equity compensation plans not approved by security holders	484,145	(3)	13.04	n/a

(1)	Excludes 1,913,073 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

(3)	Represents the securities to be issued upon exercise of stock options that the Corporation assumed in various acquisitions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 15, 2013. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 15, 2013. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 153 and is incorporated by reference.

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

/s/ Vincent J. Delie, Jr. Vincent J. Delie, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/s/ Vincent J. Calabrese, Jr. Vincent J. Calabrese, Jr.	Chief Financial Officer (Principal Financial Officer)	February 28, 2013

/s/ Timothy G. Rubritz Timothy G. Rubritz	Corporate Controller and Senior Vice President (Principal Accounting Officer)	February 28, 2013

/s/ William B. Campbell William B. Campbell	Director	February 28, 2013

/s/ James D. Chiafullo James D. Chiafullo	Director	February 28, 2013

/s/ Laura E. Ellsworth Laura E. Ellsworth	Director	February 28, 2013

/s/ Philip E. Gingerich Philip E. Gingerich	Director	February 28, 2013

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 28, 2013

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chairman and Director	February 28, 2013

/s/ David J. Malone David J. Malone	Director	February 28, 2013

/s/ D. Stephen Martz D. Stephen Martz	Director	February 28, 2013

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr.	Director	February 28, 2013

Harry F. Radcliffe	Director

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 28, 2013

/s/ John W. Rose John W. Rose	Director	February 28, 2013

/s/ Stanton R. Sheetz Stanton R. Sheetz	Director	February 28, 2013

/s/ John S. Stanik John S. Stanik	Director	February 28, 2013

/s/ William J. Strimbu William J. Strimbu	Director	February 28, 2013

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 28, 2013

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

2.1.	Agreement and Plan of Merger, dated as of June 15, 2011, by and between F.N.B. Corporation and Parkvale Financial Corporation (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K/A filed on June 16, 2011).

2.2.	Agreement and Plan of Merger, dated as of October 22, 2012, by and between F.N.B. Corporation and Annapolis Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on October 24, 2012).

2.3.	Agreement and Plan of Merger, dated as of February 19, 2013, by and between F.N.B. Corporation and PVF Capital Corp (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on February 20, 2013).

3.1.	Articles of Incorporation of the Corporation, as amended as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011).

3.2.	Amended by-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Current Report on Form 8-K filed on October 22, 2009).

4.1.	The rights of holders of equity securities are defined in portions of the Articles of Incorporation and By-laws. The Corporation agrees to furnish to the Commission upon request copies of all instruments not filed herewith defining the rights of holders of long-term debt of the Corporation and its subsidiaries.

4.2.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

4.3.	Warrant to purchase up to 819,640.21 shares of Common Stock, issued to the United States Department of the Treasury (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

10.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.2.	Amended and Restated Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008). *

10.3.	Amended and Restated Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008). *

10.4.	Form of Restricted Stock Units Agreement for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.5.	Amended 2007 Performance-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.6.	Amended 2007 Service-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.4. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.7.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.8.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.9.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-08144)). *

10.10.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001 (File No. 333-63042)). *

10.11.	Form of Amendment to Employment Agreements of Vincent Calabrese, Jr. and Gary Guerrieri. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.12.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2011 Proxy Statement filed on March 30, 2011). *

10.13.	Employment Agreement between First National Bank of Pennsylvania and Vincent J. Calabrese, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on March 23, 2007). *

10.14.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.15.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.16.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.17.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.18.	Letter Agreement between the Corporation and the United States Department of Treasury relating to the TARP Capital Purchase Program, including Securities Purchase Agreement - Standard Terms, incorporated by reference therein. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009). *

10.19.	Employment Agreement between First National Bank of Pennsylvania and Timothy G. Rubritz. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2009). *

10.20.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 21, 2010). *

10.21.	Tax Indemnification Agreement between F.N.B. Corporation and Robert J. McCarthy, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

10.22.	Release Agreement between Robert J. McCarthy, Jr., F.N.B. Corporation and First National Bank of Pennsylvania (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 6, 2012).

10.23.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 26, 2013).*

10.24.	Employment Agreement between First National Bank of Pennsylvania and John C. Williams, Jr. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on February 26, 2013).*

11	Computation of Per Share Earnings **

12	Ratio of Earnings to Fixed Charges. (filed herewith).

14	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

21	Subsidiaries of the Registrant. (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.	The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2012, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. ***

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.

***	This information is deemed furnished, not filed.