Form 10-Q
period 2013-03-31
FNB CORP/FL/
filed 2013-05-09
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $0.01 Par Value	145,018,586 Shares

F.N.B. CORPORATION

FORM 10-Q

March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$146,810	$216,233
Interest bearing deposits with banks	14,786	22,811

Cash and Cash Equivalents	161,596	239,044
Securities available for sale	1,164,327	1,172,683
Securities held to maturity (fair value of $1,141,223 and $1,143,213)	1,110,556	1,106,563
Residential mortgage loans held for sale	25,871	27,751
Loans, net of unearned income of $49,493 and $51,661	8,209,286	8,137,719
Allowance for loan losses	(107,702)	(104,374)

Net Loans	8,101,584	8,033,345
Premises and equipment, net	134,889	140,367
Goodwill	675,555	675,555
Core deposit and other intangible assets, net	35,865	37,851
Bank owned life insurance	252,763	246,088
Other assets	334,984	344,729

Total Assets	$11,997,990	$12,023,976

Liabilities
Deposits:
Non-interest bearing demand	$1,792,603	$1,738,195
Savings and NOW	4,974,539	4,808,121
Certificates and other time deposits	2,443,496	2,535,858

Total Deposits	9,210,638	9,082,174
Other liabilities	133,324	163,151
Short-term borrowings	945,001	1,083,138
Long-term debt	91,738	89,425
Junior subordinated debt	204,032	204,019

Total Liabilities	10,584,733	10,621,907
Stockholders’ Equity
Common stock - $0.01 par value Authorized – 500,000,000 shares Issued – 141,018,132 and 140,314,846 shares	1,406	1,398
Additional paid-in capital	1,379,086	1,376,601
Retained earnings	86,923	75,312
Accumulated other comprehensive loss	(47,198)	(46,224)
Treasury stock – 640,958 and 385,604 shares at cost	(6,960)	(5,018)

Total Stockholders’ Equity	1,413,257	1,402,069

Total Liabilities and Stockholders’ Equity	$11,997,990	$12,023,976

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended March 31,
	2013	2012
Interest Income
Loans, including fees	$92,975	$93,138
Securities:
Taxable	10,597	12,037
Nontaxable	1,516	1,721
Dividends	16	335
Other	14	56

Total Interest Income	105,118	107,287
Interest Expense
Deposits	8,265	11,958
Short-term borrowings	1,107	1,444
Long-term debt	774	953
Junior subordinated debt	1,876	2,011

Total Interest Expense	12,022	16,366

Net Interest Income	93,096	90,921
Provision for loan losses	7,541	6,572

Net Interest Income After Provision for Loan Losses	85,555	84,349
Non-Interest Income
Service charges	16,531	17,165
Insurance commissions and fees	4,430	4,172
Securities commissions and fees	2,923	2,011
Trust fees	4,085	3,734
Net securities gains	684	108
Gain on sale of residential mortgage loans	1,021	809
Bank owned life insurance	1,636	1,559
Other	2,363	2,187

Total Non-Interest Income	33,673	31,745
Non-Interest Expense
Salaries and employee benefits	43,905	44,606
Net occupancy	6,698	6,606
Equipment	5,492	5,186
Amortization of intangibles	1,986	2,281
Outside services	7,205	6,367
FDIC insurance	2,364	1,971
Merger related	352	6,994
Other	10,861	12,662

Total Non-Interest Expense	78,863	86,673

Income Before Income Taxes	40,365	29,421
Income taxes	11,827	7,839

Net Income	$28,538	$21,582

Net Income per Share – Basic	$0.20	$0.16
Net Income per Share – Diluted	0.20	0.15
Cash Dividends per Share	0.12	0.12
Comprehensive Income	$27,564	$22,995

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Total
Balance at January 1, 2013	$1,398	$1,376,601	$75,312	$(46,224)	$(5,018)	$1,402,069
Net income			28,538			28,538
Change in other comprehensive income, net of tax				(974)		(974)
Common stock dividends ($0.12/share)			(16,927)			(16,927)
Issuance of common stock	8	155			(1,942)	(1,779)
Restricted stock compensation		1,083				1,083
Tax expense of stock-based compensation		1,247				1,247

Balance at March 31, 2013	$1,406	$1,379,086	$86,923	$(47,198)	$(6,960)	$1,413,257

Balance at January 1, 2012	$1,268	$1,224,572	$32,925	$(45,148)	$(3,418)	$1,210,199
Net income			21,582			21,582
Change in other comprehensive income, net of tax				1,413		1,413
Common stock dividends ($0.12/share)			(16,858)			(16,858)
Issuance of common stock	125	138,052	(377)		(769)	137,031
Restricted stock compensation		998				998
Tax expense of stock-based compensation		334				334

Balance at March 31, 2012	$1,393	$1,363,956	$37,272	$(43,735)	$(4,187)	$1,354,699

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income	$28,538	$21,582
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	8,181	5,467
Provision for loan losses	7,541	6,572
Deferred taxes	6,057	10,195
Net securities gains	(684)	(108)
Tax benefit of stock-based compensation	(1,247)	(334)
Net change in:
Interest receivable	(1,971)	950
Interest payable	(1,467)	(2,457)
Trading securities	—	331,972
Residential mortgage loans held for sale	1,880	2,657
Bank owned life insurance	(1,675)	(1,637)
Other, net	(18,176)	(9,046)

Net cash flows provided by operating activities	26,977	365,813

Investing Activities
Net change in loans	(80,520)	(31,878)
Securities available for sale:
Purchases	(92,521)	(474,224)
Sales	21,919	15,414
Maturities	77,002	142,435
Securities held to maturity:
Purchases	(113,176)	(323,679)
Sales	17,429	2,903
Maturities	90,826	72,385
Purchase of bank owned life insurance	(5,000)	(20,000)
Withdrawal/surrender of bank owned life insurance	—	20,701
(Increase) decrease in premises and equipment	1,783	(2,325)
Net cash received in business combinations	—	203,538

Net cash flows used in investing activities	(82,258)	(394,730)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	220,825	353,871
Time deposits	(90,793)	(111,091)
Short-term borrowings	(138,137)	13,593
Increase in long-term debt	13,331	5,695
Decrease in long-term debt	(11,017)	(162,069)
Net proceeds from issuance of common stock	(696)	1,211
Tax benefit of stock-based compensation	1,247	334
Cash dividends paid	(16,927)	(16,858)

Net cash flows (used in) provided by financing activities	(22,167)	84,686

Net (Decrease) Increase in Cash and Cash Equivalents	(77,448)	55,769
Cash and cash equivalents at beginning of period	239,044	208,953

Cash and Cash Equivalents at End of Period	$161,596	$264,722

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

March 31, 2013

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

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results the Corporation expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2013.

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

MERGERS AND ACQUISITIONS

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, ANNB had $434,729 in assets, which included $273,269 in loans, and $348,343 in deposits. The acquisition, net of equity offering costs, was valued at $56,300 and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. Additionally, the Corporation paid $609, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement. The assets and liabilities of ANNB were recorded on the Corporation’s balance sheet at their fair values as of April 6, 2013, the acquisition date, and ANNB’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. ANNB’s banking affiliate, BankAnnapolis, was merged into FNBPA on April 6, 2013. In conjunction with the acquisition, a warrant issued by ANNB to the U.S. Department of the Treasury (UST)

under the Capital Purchase Program (CPP) was assumed by the Corporation and converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant expires January 30, 2019 and has an exercise price of $3.57. Based on a preliminary purchase price allocation, the Corporation expects to record $33,300 in goodwill and $4,400 in core deposit intangibles as a result of the acquisition. The Corporation has recorded estimates of the fair values of acquired assets and liabilities. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, Parkvale had $1,815,663 in assets, which included $937,350 in loans, and $1,505,671 in deposits. The acquisition, net of equity offering costs, was valued at $140,900 and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock. The assets and liabilities of Parkvale were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2012, the acquisition date, and Parkvale’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. Parkvale’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. The warrant issued by Parkvale to the UST under the CPP was assumed by the Corporation and converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. Based on the purchase price allocation, which was completed in the fourth quarter of 2012, the Corporation recorded $106,602 in goodwill and $16,033 in core deposit intangible as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

Pending Acquisition

On February 19, 2013, the Corporation announced the signing of a definitive merger agreement to acquire PVF Capital Corp. (PVF), a savings and loan holding company with approximately $782,000 in total assets based in Solon, Ohio. The transaction is valued at approximately $106,300. Under the terms of the merger agreement, PVF shareholders will be entitled to receive 0.3405 shares of the Corporation’s common stock for each share of PVF common stock. PVF’s banking affiliate, Park View Federal Savings Bank, will be merged into FNBPA. The transaction is expected to be completed in the fourth quarter of 2013, pending regulatory approvals, the approval of shareholders of PVF and the satisfaction of other closing conditions.

NEW ACCOUNTING STANDARDS

Comprehensive Income

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an entity to report the effects of significant reclassifications out of each component of accumulated other comprehensive income on the respective line item in net income if the amount being reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety in the same reporting period, an entity shall add a cross reference to the related footnote where additional information about the effect of the reclassification is disclosed. The requirements of ASU 2013-02 are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, that clarifies the scope of its previously issued guidance, limiting the disclosure requirements to derivative instruments, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The requirements of ASU 2013-01 are effective on January 1, 2013. The adoption of this update did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

SECURITIES

The amortized cost and fair value of securities are as follows:

Securities Available For Sale:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. government-sponsored entities	$353,703	$1,240	$(125)	$354,818
Residential mortgage-backed securities:
Agency mortgage-backed securities	227,465	6,823	—	234,288
Agency collateralized mortgage obligations	500,955	4,072	(692)	504,335
Non-agency collateralized mortgage obligations	2,386	27	—	2,413
States of the U.S. and political subdivisions	20,382	1,045	—	21,427
Collateralized debt obligations	35,226	888	(12,785)	23,329
Other debt securities	21,786	764	(907)	21,643

Total debt securities	1,161,903	14,859	(14,509)	1,162,253
Equity securities	1,554	543	(23)	2,074

	$1,163,457	$15,402	$(14,532)	$1,164,327

December 31, 2012
U.S. government-sponsored entities	$352,910	$1,676	$(129)	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	267,575	7,575	—	275,150
Agency collateralized mortgage obligations	465,574	4,201	(228)	469,547
Non-agency collateralized mortgage obligations	2,679	50	—	2,729
States of the U.S. and political subdivisions	23,592	1,232	—	24,824
Collateralized debt obligations	34,765	967	(13,276)	22,456
Other debt securities	21,790	695	(972)	21,513

Total debt securities	1,168,885	16,396	(14,605)	1,170,676
Equity securities	1,554	462	(9)	2,007

	$1,170,439	$16,858	$(14,614)	$1,172,683

Securities Held To Maturity:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. Treasury	$503	$174	$—	$677
U.S. government-sponsored entities	43,611	301	(98)	43,814
Residential mortgage-backed securities:
Agency mortgage-backed securities	692,631	23,986	(21)	716,596
Agency collateralized mortgage obligations	221,081	1,392	(352)	222,121
Non-agency collateralized mortgage obligations	9,180	107	(2)	9,285
Commercial mortgage-backed securities	1,023	28	—	1,051
States of the U.S. and political subdivisions	142,022	5,191	(12)	147,201
Collateralized debt obligations	505	—	(27)	478

	$1,110,556	$31,179	$(512)	$1,141,223

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2012
U.S. Treasury	$503	$188	$—	$691
U.S. government-sponsored entities	28,731	280	(99)	28,912
Residential mortgage-backed securities:
Agency mortgage-backed securities	780,022	28,783	(1)	808,804
Agency collateralized mortgage obligations	133,976	1,266	—	135,242
Non-agency collateralized mortgage obligations	14,082	130	—	14,212
Commercial mortgage-backed securities	1,024	39	—	1,063
States of the U.S. and political subdivisions	147,713	6,099	—	153,812
Collateralized debt obligations	512	—	(35)	477

	$1,106,563	$36,785	$(135)	$1,143,213

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with the Parkvale acquisition as trading securities. The Corporation both acquired and sold these trading securities during the quarter in which the acquisition occurred. As of March 31, 2013 and December 31, 2012, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended March 31,
	2013	2012
Gross gains	$1,032	$349
Gross losses	(348)	(241)

	$684	$108

As of March 31, 2013, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,904	$4,909	$4,863	$4,921
Due from one to five years	268,114	269,946	17,960	18,297
Due from five to ten years	105,308	106,050	86,216	88,238
Due after ten years	52,771	40,312	77,602	80,714

	431,097	421,217	186,641	192,170
Residential mortgage-backed securities:
Agency mortgage-backed securities	227,465	234,288	692,631	716,596
Agency collateralized mortgage obligations	500,955	504,335	221,081	222,121
Non-agency collateralized mortgage obligations	2,386	2,413	9,180	9,285
Commercial mortgage-backed securities	—	—	1,023	1,051
Equity securities	1,554	2,074	—	—

	$1,163,457	$1,164,327	$1,110,556	$1,141,223

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At March 31, 2013 and December 31, 2012, securities with a carrying value of $781,014 and $725,450, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $760,932 and $795,812 at March 31, 2013 and December 31, 2012, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

Securities available for sale:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
March 31, 2013
U.S. government-sponsored entities	2	$34,872	$(125)	—	$—	$—	2	$34,872	$(125)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	9	157,723	(692)	—	—	—	9	157,723	(692)
Collateralized debt obligations	1	1,045	(227)	13	12,938	(12,558)	14	13,983	(12,785)
Other debt securities	—	—	—	4	5,967	(907)	4	5,967	(907)
Equity securities	1	639	(23)	—	—	—	1	639	(23)

	13	$194,279	$(1,067)	17	$18,905	$(13,465)	30	$213,184	$(14,532)

December 31, 2012
U.S. government-sponsored entities	3	$44,868	$(129)	—	$—	$—	3	$44,868	$(129)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	3	47,174	(228)	—	—	—	3	47,174	(228)
Collateralized debt obligations	7	8,708	(909)	9	5,532	(12,367)	16	14,240	(13,276)
Other debt securities	—	—	—	4	5,899	(972)	4	5,899	(972)
Equity securities	1	654	(9)	—	—	—	1	654	(9)

	14	$101,404	$(1,275)	13	$11,431	$(13,339)	27	$112,835	$(14,614)

Securities held to maturity:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
March 31, 2013
U.S. government-sponsored entities	1	$14,902	$(98)	—	$—	$—	1	$14,902	$(98)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,394	(21)	—	—	—	1	1,394	(21)
Agency collateralized mortgage obligations	5	94,133	(352)	—	—	—	5	94,133	(352)
Non-agency collateralized mortgage obligations	1	1,306	(2)	—	—	—	1	1,306	(2)
States of the U.S. and political Subdivisions	4	6,496	(12)	—	—	—	4	6,496	(12)
Collateralized debt obligations	—	—	—	1	477	(27)	1	477	(27)

	12	$118,231	$(485)	1	$477	$(27)	13	$118,708	$(512)

December 31, 2012
U.S. government-sponsored entities	1	$14,901	$(99)	—	$—	$—	1	$14,901	$(99)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,424	(1)	—	—	—	1	1,424	(1)
Collateralized debt obligations	—	—	—	1	477	(35)	1	477	(35)

	2	$16,325	$(100)	1	$477	$(35)	3	$16,802	$(135)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on collateralized debt obligations (CDOs) relate to investments in trust preferred securities (TPS). The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks and are included in other debt securities. The pooled securities consist of securities issued primarily by banks and thrifts, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for three investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in TPS is attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

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

The Corporation’s portfolio of TPS consists of 24 pooled issues, primarily obtained through acquisitions, and five single-issuer securities. Three of the pooled issues are senior tranches; the remaining 21 are mezzanine tranches. At March 31, 2013, the 24 pooled TPS had an estimated fair value of $23,807 while the single-issuer TPS had an estimated fair value of $6,999. The Corporation has concluded from the analysis performed at March 31, 2013 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

At March 31, 2013, all five single-issuer TPS are current in regards to their principal and interest payments. Of the 24 pooled TPS, four are accruing interest based on the coupon rate, 18 are accreting income based on future expected cash flows and the remaining two are on non-accrual status. Income of $813 and $133 was recognized on pooled TPS for the three months ended March 31, 2013 and 2012, respectively.

The Corporation did not recognize any impairment losses on securities for the three months ended March 31, 2013 and 2012.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	Collateralized Debt Obligations	Residential Non-Agency CMOs	Total
For the Three Months Ended March 31, 2013
Beginning balance	$17,155	$212	$17,367
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	—	(212)	(212)

Ending balance	$17,155	$—	$17,155

For the Three Months Ended March 31, 2012
Beginning balance	$18,369	$29	$18,398
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	—	—	—

Ending balance	$18,369	$29	$18,398

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

The following table provides information relating to the Corporation’s TPS as of March 31, 2013:

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Pooled TPS:
P1	C1	$5,500	$2,491	$1,103	$(1,388)	C	42	22	12	46	17	0.00
P2	C1	4,889	2,972	972	(2,000)	C	42	17	14	38	15	0.00
P3	C1	5,561	4,260	1,292	(2,968)	C	47	13	9	31	16	0.00
P4	C1	3,994	3,039	943	(2,096)	C	52	16	6	37	16	0.00
P5	B3	2,000	739	327	(412)	C	15	29	10	46	11	0.00
P6	B1	3,028	2,419	826	(1,593)	C	49	14	21	44	10	0.00
P7	C	5,048	776	388	(388)	C	34	14	28	39	13	0.00
P8	C	2,011	788	185	(603)	C	43	16	12	36	17	0.00
P9	A4L	2,000	645	228	(417)	C	25	16	14	44	11	0.00

Total OTTI		34,031	18,129	6,264	(11,865)		349	17	14	40	15

P10	SNR	488	505	478	(27)	A2	8	15	11	51	11	103.71
P11	C1	5,219	1,012	1,047	35	C	42	22	12	46	17	0.00
P12	A2A	5,000	2,124	1,896	(228)	B+	43	17	14	38	15	44.37
P13	C1	4,781	1,225	1,111	(114)	C	47	13	9	31	16	0.00
P14	C1	5,260	1,179	1,242	63	C	52	16	6	37	16	0.00
P15	C1	5,190	979	1,189	210	C	59	15	12	35	17	4.20
P16	C1	3,206	370	537	167	C	44	19	6	27	18	0.00
P17	C	3,339	601	638	37	C	35	15	13	26	16	0.00
P18	B	2,069	633	541	(92)	C	33	13	24	34	14	17.67
P19	B2	5,000	2,199	2,540	341	CCC	22	0	4	10	13	42.23
P20	B	4,051	939	963	24	C	40	16	12	36	17	11.80
P21	A1	3,523	2,094	2,015	(79)	BB-	47	21	6	40	15	51.55
P22	B	5,000	1,271	1,044	(227)	C	15	18	6	44	11	0.00
P23	C1	5,531	1,291	1,111	(180)	C	26	15	12	36	10	0.00
P24	C1	5,606	1,180	1,191	11	C	26	16	9	43	11	0.00

Total Not OTTI		63,263	17,602	17,543	(59)		539	16	10	36	15

Total Pooled TPS		$97,294	$35,731	$23,807	$(11,924)		888	16	11	38	15

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Single Issuer TPS:
S1		$2,000	$1,953	$1,533	$(420)	BB	1
S2		2,000	1,921	1,664	(257)	BBB	1
S3		1,000	955	1,033	78	BB+	1
S4		2,000	2,000	1,985	(15)	BB+	1
S5		1,000	999	784	(215)	BB	1
Total Single Issuer TPS		$8,000	$7,828	$6,999	$(829)		5

Total TPS		$105,294	$43,559	$30,806	$(12,753)		893

(1)	Some current deferrals are expected to cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $163,449 as of March 31, 2013 is highly rated with an average entity specific rating of AA and 98.8% of the portfolio rated A or better. General obligation bonds comprise 99.5% of the portfolio. Geographically, municipal bonds support the Corporation’s footprint as 77.1% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $997. In addition to the strong stand-alone ratings, 69.1% of the municipalities have purchased credit enhancement insurance to strengthen the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

Non-Agency CMOs

The Corporation purchased $161,151 of non-agency CMOs from 2003 through 2005. The book value of these CMOs was $9,180 at March 31, 2013. At the time of purchase, these securities were all rated AAA, with an original average LTV ratio of 66.1% and original average credit score of 724. At origination, the credit support, or the amount of loss the collateral pool could absorb before the AAA securities would incur a credit loss, ranged from 2.0% to 7.0%. Since the time of these original purchases, all of which are classified as held to maturity, three holdings have been sold and one holding has paid off. The Corporation acquired and retained $60 of non-agency CMOs from a previous acquisition and acquired $42,810 and retained $4,238 of non-agency CMOs from the Parkvale acquisition. These acquired and retained securities are classified as available for sale and had a book value of $2,386 at March 31, 2013. Paydowns during the first three months of 2013 amounted to $1,680, an annualized paydown rate of 40.1%. The credit support at March 31, 2013 varied by holding and ranged between 5.8% to 21.3%, due to paydowns, continued good credit performance and the sale of one non-agency CMO having a book value of $3,529 during the first quarter of 2013. National delinquencies, an early warning sign of potential default, have been increasing for the past five years. Overall, the rate of delinquencies on the Corporation’s holdings continued to increase modestly during the first three months of 2013, but at a slower pace. All non-agency CMO holdings are current with regards to principal and interest.

The Corporation monitors the underlying collateral performance of these non-agency CMOs for delinquencies, foreclosures and defaults. They also factor in trends in bankruptcies and housing values to ultimately arrive at an expected loss for a given piece of defaulted collateral. Since 2008, the collateral performance on many of these types of securities has deteriorated, resulting in downgrades by the rating agencies. For the Corporation’s portfolio, all ten non-agency CMOs have been downgraded since their original purchase date, but nine remain investment grade.

The Corporation determines its credit-related losses by running scenario analysis on the underlying collateral. This analysis applies default assumptions to delinquencies already in the pipeline, projects future defaults based in part on the historical trends for the collateral, applies a rate of severity and estimates prepayment rates. Because of the limited historical trends for the collateral, multiple default scenarios were analyzed including scenarios that significantly elevate defaults over the next 12 - 18 months. Based on the results of the analysis, the Corporation’s management concluded that there are currently no credit-related losses in its non-agency CMO portfolio. The one non-agency CMO that incurred a credit-related loss in 2012 was sold in March 2013 and resulted in a net loss on sale of $348, which was recognized in the first quarter of 2013.

The following table provides information relating to the Corporation’s non-agency CMOs as of March 31, 2013:

							Subordination Data
			Credit Rating		Credit Support %		Delinquency %						%
Security	Original Year	Book Value (1)	S&P	Moody’s	Original	Current	30 Day	60 Day	90 Day	% Foreclosure	% OREO	% Bankruptcy	Total Delinquency	% LTV	Credit Score
1	2003	$1,386	AA+	n/a	2.5	6.9	3.2	0.4	1.3	1.3	0.2	1.2	7.6	50.5	733
2	2003	1,308	A+	n/a	4.3	17.4	3.5	1.8	1.9	4.4	0.6	1.4	13.5	54.1	708
3	2003	675	AA-	n/a	2.0	8.1	1.5	0.3	3.4	1.5	0.3	0.4	7.3	45.8	740
4	2003	605	AA+	n/a	2.7	21.0	1.8	0.0	0.0	2.2	2.0	2.4	8.3	48.1	n/a
5	2003	2,364	BBB+	n/a	2.5	5.8	1.2	0.6	0.6	2.8	0.0	0.5	5.8	50.0	729
6	2004	2,340	A+	Ba3	7.0	21.3	2.4	0.8	3.1	10.8	0.5	3.6	21.2	54.5	689
7	2004	1,238	A+	n/a	5.3	10.4	1.0	0.7	2.1	4.1	0.0	0.9	8.8	45.0	731
8	2004	697	n/a	A1	2.5	11.5	0.0	0.0	0.0	6.6	0.0	0.0	6.6	53.9	727
9	2004	931	AA+	Baa2	4.4	10.0	1.4	0.6	0.8	3.2	0.4	1.3	7.7	53.5	733

		$11,544			3.9	12.5								51.1	720

(1)	One acquired available for sale non-agency CMO with a March 31, 2013 book value of $22 is not included in the above table. The bond rating at acquisition was AAA and is now Baa2. This non-agency CMO is current with regards to principal and interest.

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

At March 31, 2013 and December 31, 2012, the Corporation’s FHLB stock totaled $20,950 and $24,560, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans
March 31, 2013
Commercial real estate	$2,429,277	$249,246	$2,678,523
Commercial and industrial	1,668,060	42,738	1,710,798
Commercial leases	131,500	—	131,500

Total commercial loans and leases	4,228,837	291,984	4,520,821
Direct installment	1,130,096	62,330	1,192,426
Residential mortgages	663,781	409,117	1,072,898
Indirect installment	562,824	11,297	574,121
Consumer lines of credit	749,346	68,066	817,412
Other	31,608	—	31,608

	$7,366,492	$842,794	$8,209,286

December 31, 2012
Commercial real estate	$2,448,471	$258,575	$2,707,046
Commercial and industrial	1,555,301	47,013	1,602,314
Commercial leases	130,133	—	130,133

Total commercial loans and leases	4,133,905	305,588	4,439,493
Direct installment	1,108,865	69,665	1,178,530
Residential mortgages	653,826	438,402	1,092,228
Indirect installment	568,324	13,713	582,037
Consumer lines of credit	732,534	72,960	805,494
Other	39,937	—	39,937

	$7,237,391	$900,328	$8,137,719

The carrying amount of acquired loans at March 31, 2013 totaled $842,794, including purchased credit-impaired (PCI) loans with a carrying amount of $15,084, while the carrying amount of acquired loans at December 31, 2012 totaled $900,328, including PCI loans with a carrying amount of $16,623. The outstanding contractual balance receivable of acquired loans at March 31, 2013 totaled $887,313, including PCI loans with an outstanding contractual balance receivable of $33,909, while the outstanding contractual balance receivable of acquired loans at December 31, 2012 totaled $949,862, including PCI loans with an outstanding contractual balance receivable of $41,134.

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

The loan portfolio consists principally of loans to individuals and small—and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, northeastern Ohio and northern West Virginia. The commercial real estate portfolio also includes loans in Florida, which totaled $55,438 or 0.7% of total loans at March 31, 2013, compared to $68,627 or 0.8% of total loans at December 31, 2012. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which equaled $167,586 or 2.0% of total loans at March 31, 2013, compared to $170,999 or 2.1% of total loans at December 31, 2012. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of March 31, 2013, 47.7% of the commercial real estate loans were owner-occupied, while the remaining 52.3% were non-owner-occupied, compared to 46.5% and 53.5%, respectively, as of December 31, 2012. As of March 31, 2013 and December 31, 2012, the Corporation had commercial construction loans of $257,816 and $190,206, respectively, representing 3.1% and 2.3% of total loans, respectively.

ASC 310-30 Loans

All loans acquired in the Parkvale acquisition, except for revolving loans, are subject to ASC 310-30. Revolving loans are accounted for under ASC 310-20. The Corporation’s allowance for loan losses for acquired loans reflects only those losses incurred after acquisition.

The following table reflects amounts at acquisition for all purchased loans subject to ASC310-30 (impaired and non-impaired) acquired from Parkvale in 2012:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from Parkvale in 2012
Contractually required cash flows at acquisition	$12,224	$1,327,342	$1,339,566
Non-accretable difference (expected losses and foregone interest)	(6,070)	(214,541)	(220,611)

Cash flows expected to be collected at acquisition	6,154	1,112,801	1,118,955
Accretable yield	(589)	(293,594)	(294,183)

Basis in acquired loans at acquisition	$5,565	$819,207	$824,772

The following table provides a summary of change in accretable yield for all acquired loans:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Three Months Ended March 31, 2013
Balance at beginning of period	$778	$253,375	$254,153
Reduction due to unexpected early payoffs	—	(10,632)	(10,632)
Reclass from non-accretable difference	510	4,609	5,119
Disposals/transfers	(6)	(44)	(50)
Accretion	(688)	(8,221)	(8,909)

Balance at end of period	$594	$239,087	$239,681

Year Ended December 31, 2012
Balance at beginning of period	$2,477	$49,229	$51,706
Acquisitions	589	293,594	294,183
Reduction due to unexpected early payoffs	—	(57,840)	(57,840)
Reclass from non-accretable difference	3,539	10,915	14,454
Disposals/transfers	(49)	(615)	(664)
Accretion	(5,778)	(41,908)	(47,686)

Balance at end of period	$778	$253,375	$254,153

Purchased Credit-Impaired (PCI) Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans identified in the Corporation’s acquisition of Parkvale:

	At Acquisition	December 31, 2012
Outstanding balance	$9,135	$3,704
Carrying amount	5,565	2,552
Allowance for loan losses	n/a	103
Impairment recognized since acquisition	n/a	103
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Contractual Receivable	Non- Accretable Difference	Expected Cash Flows	Accretable Yield	Carrying Amount
For the Three Months Ended March 31, 2013
Balance at beginning of period	$41,134	$(23,733)	$17,401	$(778)	$16,623
Acquisitions	—	—	—	—	—
Accretion	—	—	—	688	688
Payments received	(1,595)	—	(1,595)	—	(1,595)
Reclass from non-accretable difference	—	510	510	(510)	—
Disposals/transfers	(6,074)	5,436	(638)	6	(632)
Contractual interest	444	(444)	—	—	—

Balance at end of period	$33,909	$(18,321)	$15,678	$(594)	$15,084

For the Year Ended December 31, 2012
Balance at beginning of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839
Acquisitions	9,135	(2,981)	6,154	(589)	5,565
Accretion	—	—	—	5,778	5,778
Payments received	(9,556)	—	(9,556)	—	(9,556)
Reclass from non-accretable difference	—	3,539	3,539	(3,539)	—
Disposals/transfers	(12,494)	11,442	(1,052)	49	(1,003)
Contractual interest	2,356	(2,356)	—	—	—

Balance at end of period	$41,134	$(23,733)	$17,401	$(778)	$16,623

The accretion in the table above includes $510 in 2013 and $3,539 in 2012 that primarily represents payoffs received on certain loans in excess of expected cash flows.

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

Following is a summary of non-performing assets:

	March 31, 2013	December 31, 2012
Non-accrual loans	$65,578	$66,004
Troubled debt restructurings	16,555	14,876

Total non-performing loans	82,133	80,880
Other real estate owned (OREO)	35,869	35,257

Total non-performing loans and OREO	118,002	116,137
Non-performing investments	413	2,809

Total non-performing assets	$118,415	$118,946

	March 31, 2013	December 31, 2012
Asset quality ratios:
Non-performing loans as a percent of total loans	1.00%	0.99%
Non-performing loans + OREO as a percent of total loans + OREO	1.43%	1.42%
Non-performing assets as a percent of total assets	0.99%	0.99%

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans originated and loans acquired:

Originated loans:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
March 31, 2013
Commercial real estate	$7,320	$523	$46,274	$54,117	$2,375,160	$2,429,277
Commercial and industrial	2,177	456	10,110	12,743	1,655,317	1,668,060
Commercial leases	1,427	—	657	2,084	129,416	131,500

Total commercial loans and leases	10,924	979	57,041	68,944	4,159,893	4,228,837
Direct installment	7,555	2,602	3,875	14,032	1,116,064	1,130,096
Residential mortgages	10,389	1,769	3,424	15,582	648,199	663,781
Indirect installment	4,045	380	977	5,402	557,422	562,824
Consumer lines of credit	1,985	218	261	2,464	746,882	749,346
Other	11	26	—	37	31,571	31,608

	$34,909	$5,974	$65,578	$106,461	$7,260,031	$7,366,492

December 31, 2012
Commercial real estate	$5,786	$533	$47,895	$54,214	$2,394,257	$2,448,471
Commercial and industrial	7,310	456	6,017	13,783	1,541,518	1,555,301
Commercial leases	1,671	—	965	2,636	127,497	130,133

Total commercial loans and leases	14,767	989	54,877	70,633	4,063,272	4,133,905
Direct installment	8,834	2,717	3,342	14,893	1,093,972	1,108,865
Residential mortgages	15,821	2,365	2,891	21,077	632,749	653,826
Indirect installment	5,114	374	1,039	6,527	561,797	568,324
Consumer lines of credit	1,633	247	355	2,235	730,299	732,534
Other	36	15	3,500	3,551	36,386	39,937

	$46,205	$6,707	$66,004	$118,916	$7,118,475	$7,237,391

Acquired loans:

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)	Current	Discount	Total Loans
March 31, 2013
Commercial real estate	$3,411	$14,095	—	$17,506	$239,383	$(7,643)	$249,246
Commercial and industrial	929	4,086	—	5,015	39,723	(2,000)	42,738
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	4,340	18,181	—	22,521	279,106	(9,643)	291,984
Direct installment	865	1,324	—	2,189	56,579	3,562	62,330
Residential mortgages	8,091	20,929	—	29,020	414,084	(33,987)	409,117
Indirect installment	219	57	—	276	11,779	(758)	11,297
Consumer lines of credit	357	743	—	1,100	70,659	(3,693)	68,066
Other	—	—	—	—	—	—	—

	$13,872	$41,234	—	$55,106	$832,207	$(44,519)	$842,794

December 31, 2012
Commercial real estate	$6,829	$13,597	—	$20,426	$250,116	$(11,967)	$258,575
Commercial and industrial	1,653	138	—	1,791	47,351	(2,129)	47,013
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	8,482	13,735	—	22,217	297,467	(14,096)	305,588
Direct installment	1,454	947	—	2,401	63,502	3,762	69,665
Residential mortgages	12,137	21,069	—	33,206	439,620	(34,424)	438,402
Indirect installment	347	56	—	403	14,089	(779)	13,713
Consumer lines of credit	379	778	—	1,157	75,800	(3,997)	72,960
Other	—	—	—	—	—	—	—

	$22,799	$36,585	—	$59,384	$890,478	$(49,534)	$900,328

(1)	Past due information for loans acquired is based on the contractual balance outstanding at March 31, 2013 and December 31, 2012.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

The use of these internally assigned credit quality categories within the commercial loan portfolio permits management’s use of migration and roll rate analysis to estimate a quantitative portion of credit risk. The Corporation’s internal credit risk grading system is based on past experiences with similarly graded loans and conforms with regulatory categories. In general, loan risk ratings within each category are reviewed on an ongoing basis according to the Corporation’s policy for each class of loans. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan portfolio. Loans within the Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans that migrate toward the Substandard or Doubtful credit categories. Accordingly, management applies higher risk factors to Substandard and Doubtful credit categories.

The following tables present a summary of the Corporation’s commercial loans by credit quality category, segregated by loans originated and loans acquired:

Originated loans:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial real estate	$2,263,366	$52,197	$111,166	$2,548	$2,429,277
Commercial and industrial	1,567,078	40,401	59,830	751	1,668,060
Commercial leases	127,674	608	3,218	—	131,500

	$3,958,118	$93,206	$174,214	$3,299	$4,228,837

December 31, 2012
Commercial real estate	$2,282,139	$57,938	$106,258	$2,136	$2,448,471
Commercial and industrial	1,472,598	32,227	49,814	662	1,555,301
Commercial leases	126,283	243	3,607	—	130,133

	$3,881,020	$90,408	$159,679	$2,798	$4,133,905

Acquired loans:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
March 31, 2013
Commercial real estate	$202,317	$13,031	$33,816	$82	$249,246
Commercial and industrial	30,974	4,126	7,636	2	42,738
Commercial leases	—	—	—	—	—

	$233,291	$17,157	$41,452	$84	$291,984

December 31, 2012
Commercial real estate	$204,300	$14,713	$39,093	$469	$258,575
Commercial and industrial	39,596	3,611	3,804	2	47,013
Commercial leases	—	—	—	—	—

	$243,896	$18,324	$42,897	$471	$305,588

Credit quality information for loans acquired is based on the contractual balance outstanding at March 31, 2013 and December 31, 2012.

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer and other loans by payment status:

	Consumer and Other Loan Credit Quality by Payment Status
	Performing	Non- Performing	Total
March 31, 2013
Direct installment	$1,120,161	$9,935	$1,130,096
Residential mortgages	650,946	12,835	663,781
Indirect installment	561,722	1,102	562,824
Consumer lines of credit	748,537	809	749,346
Other	31,608	—	31,608
December 31, 2012
Direct installment	$1,100,324	$8,541	$1,108,865
Residential mortgages	642,406	11,420	653,826
Indirect installment	567,192	1,132	568,324
Consumer lines of credit	731,788	746	732,534
Other	36,437	3,500	39,937

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

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Three Months Ended March 31, 2013
With no specific allowance recorded:
Commercial real estate	$34,787	$49,686	$—	$35,953
Commercial and industrial	10,911	12,862	—	8,993
Commercial leases	—	—	—	483

Total commercial loans and leases	45,698	62,548	—	45,429
Direct installment	9,935	10,198	—	9,238
Residential mortgages	12,831	13,148	—	12,123
Indirect installment	1,102	2,377	—	1,117
Consumer lines of credit	809	851	—	778
Other	—	—	—	1,750
With a specific allowance recorded:
Commercial real estate	13,169	22,478	2,548	12,896
Commercial and industrial	714	722	704	652
Commercial leases	—	—	—	—

Total commercial loans and leases	13,883	23,200	3,252	13,548
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	47,956	72,164	2,548	48,849
Commercial and industrial	11,625	13,584	704	9,645
Commercial leases	—	—	—	483

Total commercial loans and leases	59,581	85,748	3,252	58,977
Direct installment	9,935	10,198	—	9,238
Residential mortgages	12,831	13,148	—	12,123
Indirect installment	1,102	2,377	—	1,117
Consumer lines of credit	809	851	—	778
Other	—	—	—	1,750

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Year Ended December 31, 2012
With no specific allowance recorded:
Commercial real estate	$37,119	$50,234	$—	$36,426
Commercial and industrial	7,074	9,597	—	6,992
Commercial leases	965	—	—	1,053

Total commercial loans and leases	45,158	59,831	—	44,471
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500
With a specific allowance recorded:
Commercial real estate	12,623	21,877	2,136	14,522
Commercial and industrial	590	590	590	592
Commercial leases	—	—	—	—

Total commercial loans and leases	13,213	22,467	2,726	15,114
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	49,742	72,111	2,136	50,948
Commercial and industrial	7,664	10,187	590	7,584
Commercial leases	965	—	—	1,053

Total commercial loans and leases	58,371	82,298	2,726	59,585
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans totaling $15,084 and $16,623 at March 31, 2013 and December 31, 2012, respectively. These tables do not reflect the additional allowance for loan losses relating to acquired loans in the following pools and categories: commercial real estate of $1,633; commercial and industrial of $1,470; direct installment of $592; residential mortgages of $1,168; and indirect installment of $335, totaling $5,198 at March 31, 2013 and commercial real estate of $1,955; commercial and industrial of $1,140; direct installment of $657; residential mortgages of $69; and indirect installment of $359, totaling $4,180 at December 31, 2012.

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

Following is a summary of the composition of total TDRs:

	March 31, 2013	December 31, 2012
Accruing:
Performing	$10,293	$12,659
Non-performing	16,555	14,876
Non-accrual	12,570	12,385

	$39,418	$39,920

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the three months ended March 31, 2013, the Corporation returned to performing status $75 in restructured loans, all of which were secured by residential mortgages that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $510 and $41 at March 31, 2013 and December 31, 2012, respectively, and pooled reserves for individual loans under $500 of $154 and $297 for those same periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,091 and $1,455 at March 31, 2013 and December 31, 2012, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	5	$1,029	$905	—	$—	$—
Commercial and industrial	—	—	—	1	117	73
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	5	1,029	905	1	117	73
Direct installment	110	1,176	1,150	94	600	605
Residential mortgages	14	597	709	13	377	416
Indirect installment	10	56	56	6	9	9
Consumer lines of credit	9	173	172	2	3	3
Other	—	—	—	—	—	—

	148	$3,031	$2,992	116	$1,106	$1,106

Following is a summary of TDRs, by class of loans, for which there was a payment default during the periods indicated, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended March 31, 2013 (1)		Three Months Ended March 31, 2012 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	1	33	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	1	33	—	—
Direct installment	21	170	14	29
Residential mortgages	2	93	2	158
Indirect installment	4	18	1	1
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	28	$314	17	$188

(1)	The recorded investment is as of period end.

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

Following is a summary of changes in the allowance for loan losses:

	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Allowance on Originated Loans	Allowance on Acquired Loans	Total Allowance	Allowance on Originated Loans	Allowance on Acquired Loans	Total Allowance
Balance at beginning of period	$100,194	$4,180	$104,374	$100,662	—	$100,662
Charge-offs	(6,435)	(369)	(6,804)	(6,026)	—	(6,026)
Recoveries	2,387	204	2,591	885	—	885

Net charge-offs	(4,048)	(165)	(4,213)	(5,141)	—	(5,141)
Provision for loan losses	6,358	1,183	7,541	6,572	—	6,572

Balance at end of period	$102,504	$5,198	$107,702	$102,093	—	$102,093

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2013
Commercial real estate	$34,810	$(2,287)	$1,427	$(860)	$6,062	$40,012
Commercial and industrial	31,849	(208)	356	148	(3,159)	28,838
Commercial leases	1,744	(57)	62	5	(53)	1,696

Total commercial loans and leases	68,403	(2,552)	1,845	(707)	2,850	70,546
Direct installment	15,130	(2,345)	233	(2,112)	2,082	15,100
Residential mortgages	5,155	(209)	29	(180)	3	4,978
Indirect installment	5,449	(810)	193	(617)	320	5,152
Consumer lines of credit	6,057	(342)	87	(255)	243	6,045
Other	—	(177)	—	(177)	860	683

Total allowance on originated Loans	100,194	(6,435)	2,387	(4,048)	6,358	102,504
Purchased credit-impaired loans	759	(156)	—	(156)	(20)	583
Other acquired loans	3,421	(213)	204	(9)	1,203	4,615

	$104,374	$(6,804)	$2,591	$(4,213)	$7,541	$107,702

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2012
Commercial real estate	$43,283	$(1,357)	$159	$(1,198)	$2,312	$44,397
Commercial and industrial	25,476	(1,080)	109	(971)	2,369	26,874
Commercial leases	1,556	(135)	66	(69)	182	1,669

Total commercial loans and leases	70,315	(2,572)	334	(2,238)	4,863	72,940
Direct installment	14,814	(2,124)	267	(1,857)	793	13,750
Residential mortgages	4,437	(147)	77	(70)	132	4,499
Indirect installment	5,503	(725)	132	(593)	475	5,385
Consumer lines of credit	5,447	(299)	75	(224)	138	5,361
Other	146	(159)	—	(159)	171	158

Total allowance on originated loans	100,662	(6,026)	885	(5,141)	6,572	102,093
Purchased credit-impaired loans	—	—	—	—	—	—
Other acquired loans	—	—	—	—	—	—

	$100,662	$(6,026)	$885	$(5,141)	$6,572	$102,093

Following is a summary of the individual and collective originated allowance for loan losses and corresponding loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2013
Commercial real estate	$2,548	$37,464	$2,429,277	$35,187	$2,394,090
Commercial and industrial	704	28,134	1,668,060	6,626	1,661,434
Commercial leases	—	1,696	131,500	—	131,500

Total commercial loans and leases	3,252	67,294	4,228,837	41,813	4,187,024
Direct installment	—	15,100	1,130,096	—	1,130,096
Residential mortgages	—	4,978	663,781	—	663,781
Indirect installment	—	5,152	562,824	—	562,824
Consumer lines of credit	—	6,045	749,346	—	749,346
Other	—	683	31,608	—	31,608

	$3,252	$99,252	$7,366,492	$41,813	$7,324,679

December 31, 2012
Commercial real estate	$2,136	$32,674	$2,448,471	$35,024	$2,413,447
Commercial and industrial	590	31,259	1,555,301	1,624	1,553,677
Commercial leases	—	1,744	130,133	—	130,133

Total commercial loans and leases	2,726	65,677	4,133,905	36,648	4,097,257
Direct installment	—	15,130	1,108,865	—	1,108,865
Residential mortgages	—	5,155	653,826	—	653,826
Indirect installment	—	5,449	568,324	—	568,324
Consumer lines of credit	—	6,057	732,534	—	732,534
Other	—	—	39,937	—	39,937

	$2,726	$97,468	$7,237,391	$36,648	$7,200,743

BORROWINGS

Following is a summary of short-term borrowings:

	March 31, 2013	December 31, 2012
Securities sold under repurchase agreements	$741,124	$807,820
Federal funds purchased	70,000	140,000
Subordinated notes	133,877	135,318

	$945,001	$1,083,138

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	March 31, 2013	December 31, 2012
Federal Home Loan Bank advances	$85	$88
Subordinated notes	82,276	79,897
Other subordinated debt	8,797	8,850
Convertible debt	580	590

	$91,738	$89,425

The Corporation’s banking affiliate has available credit with the FHLB of $2,823,932 of which $85 was used as of March 31, 2013. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 3.78% to 4.19% for the three months ended March 31, 2013 and for the year ended December 31, 2012.

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

The following table provides information relating to the Trusts as of March 31, 2013:

	F.N.B. Statutory Trust I	F.N.B. Statutory Trust II	Omega Financial Capital Trust I	Sun Bancorp Statutory Trust I
Trust preferred securities	$125,000	$21,500	$36,000	$16,500
Common securities	3,866	665	1,114	511
Junior subordinated debt	128,866	22,165	35,990	17,011
Stated maturity date	3/31/33	6/15/36	10/18/34	2/22/31
Interest rate	3.56%	1.93%	2.49%	10.20%
	variable; LIBOR plus 325 basis points	variable; LIBOR plus 165 basis points	variable; LIBOR plus 219 basis points

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

Equity-Indexed Certificates of Deposit

In December 2012, the Corporation began offering its customers a certificate of deposit (CD) which provides the purchaser a guaranteed return of principal at maturity plus potential equity return and allows the Corporation to identify a known cost of funds. The rate of return is based on the performance of an equity index or basket of stocks. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC 815 requires that the CD be separated into its two components: a zero coupon CD (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon CD is amortized over the life of the deposit, and the written option is carried at fair value on the Corporation’s consolidated balance sheet, with changes in fair value recorded through earnings. The Corporation offsets the risk of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Corporation’s consolidated balance sheet. These two offsetting derivatives are considered freestanding and neither is eligible for hedge designation. The fair values of the written option and the Corporation’s purchased option at March 31, 2013 are not material.

Risk Management Derivatives

The Corporation entered into an interest rate derivative in December 2012 in order to manage its net interest income by increasing the stability of the net interest income over a range of potential interest rate scenarios. Interest rate swaps are also used to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

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

•

Since the effective date of ASC 820, the Corporation’s management has monitored and measured credit risk and calculated credit valuation adjustments (CVAs) for its derivative transactions on a counterparty-by-counterparty basis. Management receives reports from an independent third-party valuation specialist on a monthly basis providing CVAs by counterparty for purposes of reviewing and managing its credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to the financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the counterparty derivative portfolio, in accordance with the Corporation’s accounting policy elections.

The Corporation notes that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, the Corporation formally elects to apply the portfolio exception in ASC 820 with respect to measuring counterparty credit risk for all of its derivative transactions subject to master netting arrangements.

At March 31, 2013, the Corporation was party to 272 swaps with customers with notional amounts totaling $772,152 and 251 swaps with derivative counterparties with notional amounts totaling $872,152.

Derivative assets are classified in the balance sheet under “other assets” and derivative liabilities are classified in the balance sheet under “other liabilities.” The following tables present information about derivative assets and derivative liabilities that are subject to enforceable master netting agreements as well as those not subject to enforceable master netting arrangements:

Offsetting of Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet
March 31, 2013
Derivative assets subject to master netting arrangement:
Equity contracts	$31	—	$31
Derivative assets not subject to master netting arrangement:
Interest rate contracts	51,715	—	51,715

Total derivative assets	$51,746	—	$51,746

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Balance Sheet	Net Amount of Assets Presented in the Balance Sheet
December 31, 2012
Derivative assets subject to master netting arrangement:
Equity contracts	$16	—	$16
Derivative assets not subject to master netting arrangement:
Interest rate contracts	57,992	—	57,992

Total derivative assets	$58,008	—	$58,008

Derivative Assets and Collateral Held by Counterparty:

	Net Amount of	Gross Amounts Not Offset in the Balance Sheet
	Assets Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
March 31, 2013
Counterparty E	$31	—	—	$31

December 31, 2012
Counterparty E	$16	—	—	$16

Offsetting of Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Balance Sheet	Net Amount of Liabilities Presented in the Balance Sheet
March 31, 2013
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$52,788	—	$52,788
Derivative liabilities not subject to master netting arrangement:
Equity contracts	31	—	31

Total derivative liabilities	$52,819	—	$52,819

December 31, 2012
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$58,134	—	$58,134
Derivative liabilities not subject to master netting arrangement:
Equity contracts	16	—	16

Total derivative liabilities	$58,150	—	$58,150

Derivative Liabilities and Collateral Held by Counterparty:

	Net Amount of	Gross Amounts Not Offset in the Balance Sheet
	Liabilities Presented in the Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
March 31, 2013
Counterparty A	$7,008	$7,008	—	$—
Counterparty B	5,072	5,072	—	—
Counterparty C	2,017	2,017	—	—
Counterparty D	11,790	11,790	—	—
Counterparty E	7,740	7,740	—	—
Counterparty F	240	240	—	—
Counterparty G	5,404	5,404	—	—
Counterparty H	3,587	1,424	—	2,163
Counterparty I	9,930	9,930	—	—

	$52,788	$50,625	—	$2,163

December 31, 2012
Counterparty A	$8,393	$8,393	—	$—
Counterparty B	5,601	5,601	—	—
Counterparty C	2,145	2,145	—	—
Counterparty D	12,354	12,354	—	—
Counterparty E	8,846	8,846	—	—
Counterparty F	353	282	—	71
Counterparty G	5,497	5,497	—	—
Counterparty H	3,937	1,775	—	2,162
Counterparty I	11,008	11,008	—	—

	$58,134	$55,901	—	$2,233

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Three Months Ended
	Statement	March 31,
	Location	2013	2012
Interest Rate Products	Other income	$136	$(233)

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of March 31, 2013, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $53,877. At March 31, 2013, the Corporation has posted collateral with derivative counterparties with a fair value of $54,318, of which none is cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $2,306 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at March 31, 2013 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	March 31, 2013	December 31, 2012
Commitments to extend credit	$2,638,397	$2,600,355
Standby letters of credit	135,283	130,912

At March 31, 2013, funding of 81.4% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

On October 19, 2012, the parties to the Ord and Clarey Actions participated in a mediation required pursuant to the local rules of the court. On October 22, 2012, the parties filed a Joint Motion to Stay Pending Settlement Approval requesting that the court stay all proceedings due to the parties having reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the Ord and Clarey Actions on a class-wide basis. The proposed settlement contemplates that, in return for a full and complete release of claims by the plaintiffs and the settlement class members, FNBPA will create a settlement fund of $3,000 for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses. Amounts related to the proposed settlement were accrued for in October 2012 and funded in February 2013. On February 12, 2013, the court granted preliminary approval of the proposed settlement, which is subject to final court approval, and scheduled a final fairness hearing for June 21, 2013.

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

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the three months ended March 31, 2013 and 2012, the Corporation issued 295,705 and 275,674 restricted stock awards with aggregate weighted average grant date fair values of $3,472 and $3,384, respectively, under these Plans. As of March 31, 2013, the Corporation had available up to 2,794,326 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $1,083 and $575 for the three months ended March 31, 2013 and 2012, the tax benefit of which was $379 and $201, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2013		2012
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,913,073	$9.17	1,846,115	$8.44
Granted	295,705	11.74	275,674	12.28
Vested	(734,130)	7.90	(165,284)	8.01
Forfeited	(622)	9.23	(126,301)	8.32
Dividend reinvestment	12,008	11.78	15,474	12.22

Unvested awards outstanding at end of period	1,486,034	10.34	1,845,678	9.09

The total fair value of awards vested was $8,259 and $2,034 for the three months ended March 31, 2013 and 2012, respectively.

As of March 31, 2013, there was $7,485 of unrecognized compensation cost related to unvested restricted stock awards including $158 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of March 31, 2013 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	415,905	1,070,129	1,486,034
Unrecognized compensation expense	$2,657	$4,828	$7,485
Intrinsic value	$5,032	$12,949	$17,981
Weighted average remaining life (in years)	2.38	2.68	2.60

Stock Options

The Corporation did not grant stock options during the three months ended March 31, 2013 or 2012. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. No stock options were exercised during the three months ended March 31, 2013. Shares issued upon the exercise of stock options were 36,385 for the three months ended March 31, 2012.

The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	640,050	$13.21	586,020	$14.93
Assumed from acquisition	—	—	627,808	10.41
Exercised	—	—	(36,385)	7.67
Forfeited	(263,589)	14.92	(227,737)	14.04

Options outstanding and exercisable at end of period	376,461	12.01	949,706	12.43

The intrinsic value of outstanding and exercisable stock options at March 31, 2013 was $(32), since the fair value of the stock subject to the options was less than the exercise price.

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

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended
	March 31,
	2013	2012
Service cost	$18	$17
Interest cost	1,427	1,541
Expected return on plan assets	(2,270)	(1,934)
Amortization:
Unrecognized net transition asset	(23)	(23)
Unrecognized prior service cost (credit)	2	2
Unrecognized loss	557	447

Net periodic pension benefit cost	$(289)	$50

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $2,335 and $2,004 for the three months ended March 31, 2013 and 2012, respectively.

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

The net periodic postretirement benefit cost includes the following components:

	Three Months Ended
	March 31,
	2013	2012
Interest cost	$8	$12
Amortization of unrecognized loss	—	3

Net periodic postretirement benefit cost	$8	$15

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

At March 31, 2013, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at March 31, 2013 based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2013	2012
Net income	$28,538	$21,582
Other comprehensive income:
Unrealized gains on securities:
Arising during the period, net of tax (benefit) expense of $(99) and $649	(184)	1,205
Less: reclassification adjustment for gains included in net income, net of tax expense of $239 and $38	(445)	(70)
Unrealized losses on derivative instruments, net of tax benefit of $373	(694)	—
Unrealized losses associated with pension and postretirement benefits, net of tax benefit of $188 and $150	349	278

Other comprehensive income	(974)	1,413

Comprehensive income	$27,564	$22,995

The following table presents changes in accumulated other comprehensive income, net of tax, by component:

Three Months Ended March 31, 2013	Unrealized Net Gains on Securities Available for Sale	Non-Credit Related Loss on Debt Securities not Expected to be Sold	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Beginning balance	$9,269	$(8,039)	$(171)	$(47,283)	$(46,224)
Other comprehensive income before reclassifications	(511)	327	(694)	349	(529)
Amounts reclassified from accumulated other comprehensive income	(445)	—	—	—	(445)

Net current period other comprehensive Income	(956)	327	(694)	349	(974)

Ending balance	$8,313	$(7,712)	$(865)	$(46,934)	$(47,198)

The following table presents a summary of the reclassifications out of accumulated other comprehensive income:

Three Months Ended March 31, 2013

Details About Accumulated Other Comprehensive Income Component	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized net gains on securities available for sale	$(684)	Net securities gains
	239	Tax expense

	$(445)	Net of tax

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended
	March 31,
	2013	2012
Net income	$28,538	$21,582

Basic weighted average common shares outstanding	139,650,495	138,898,581
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,415,695	1,488,044

Diluted weighted average common shares outstanding	141,066,190	140,386,625

Basic earnings per share	$0.20	$0.16

Diluted earnings per share	$0.20	$0.15

For the three months ended March 31, 2013 and 2012, 71,555 and 120,627 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Three Months Ended March 31	2013	2012
Interest paid on deposits and other borrowings	$13,489	$12,149
Income taxes paid	—	800
Transfers of loans to other real estate owned	3,271	2,598
Financing of other real estate owned sold	113	195

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2013
Interest income	$94,051	$—	$28	$9,016	$2,023	$105,118
Interest expense	8,918	—	—	856	2,248	12,022
Net interest income	85,133	—	28	8,160	(225)	93,096
Provision for loan losses	5,820	—	—	1,527	194	7,541
Non-interest income	23,759	7,115	3,559	629	(1,389)	33,673
Non-interest expense	62,968	6,086	2,811	4,516	496	76,877
Intangible amortization	1,809	76	101	—	—	1,986
Income tax expense (benefit)	11,172	350	239	1,048	(982)	11,827
Net income (loss)	27,123	603	436	1,698	(1,322)	28,538
Total assets	11,816,414	18,520	19,141	175,710	(31,795)	11,997,990
Total intangibles	687,545	11,236	10,830	1,809	—	711,420
At or for the Three Months Ended March 31, 2012
Interest income	$97,427	$2	$30	$8,356	$1,472	$107,287
Interest expense	12,824	—	—	971	2,571	16,366
Net interest income	84,603	2	30	7,385	(1,099)	90,921
Provision for loan losses	5,238	—	—	1,166	168	6,572
Non-interest income	23,447	5,882	3,503	497	(1,584)	31,745
Non-interest expense	71,793	4,689	2,937	4,605	368	84,392
Intangible amortization	2,095	80	106	—	—	2,281
Income tax expense (benefit)	7,734	403	174	808	(1,280)	7,839
Net income (loss)	21,190	712	316	1,303	(1,939)	21,582
Total assets	11,534,775	19,212	16,951	167,758	(12,633)	11,726,063
Total intangibles	689,570	11,552	11,245	1,809	—	714,176

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2013, 97% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2013
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$354,818	$—	$354,818
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	234,288	—	234,288
Agency collateralized mortgage obligations	—	504,335	—	504,335
Non-agency collateralized mortgage obligations	—	22	2,391	2,413
States of the U.S. and political subdivisions	—	21,427	—	21,427
Collateralized debt obligations	—	—	23,329	23,329
Other debt securities	—	14,644	6,999	21,643

	—	1,129,534	32,719	1,162,253

Available for sale equity securities:
Financial services industry	361	1,135	529	2,025
Insurance services industry	49	—	—	49

	410	1,135	529	2,074

	410	1,130,669	33,248	1,164,327
Derivative financial instruments	—	51,746	—	51,746

	$410	$1,182,415	$33,248	$1,216,073

Liabilities measured at fair value:
Derivative financial instruments	—	$52,819	—	$52,819

	—	$52,819	—	$52,819

	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets measured at fair value:
Available for sale debt securities:
U.S. Treasury and other U.S. government agencies and corporations	$—	$354,457	$—	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	275,150	—	275,150
Agency collateralized mortgage obligations	—	469,547	—	469,547
Non-agency collateralized mortgage obligations	—	24	2,705	2,729
States of the U.S. and political subdivisions	—	24,824	—	24,824
Collateralized debt obligations	—	—	22,456	22,456
Other debt securities	—	14,621	6,892	21,513

	—	1,138,623	32,053	1,170,676

Available for sale equity securities:
Financial services industry	351	1,099	512	1,962
Insurance services industry	45	—	—	45

	396	1,099	512	2,007

	396	1,139,722	32,565	1,172,683
Derivative financial instruments	—	58,008	—	58,008

	$396	$1,197,730	$32,565	$1,230,691

Liabilities measured at fair value:
Derivative financial instruments	—	$58,150	—	$58,150

	—	$58,150	—	$58,150

During the first three months of 2013 and 2012, there were no transfers of assets or liabilities between the hierarchy levels.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Three Months Ended March 31, 2013
Balance at beginning of period	$22,456	$6,892	$512	$2,705	$32,565
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	412	105	17	(22)	512
Accretion included in earnings	768	2	—	4	774
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	9	—	—	—	9
Sales/redemptions	—	—	—	—	—
Settlements	(316)	—	—	(296)	(612)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$23,329	$6,999	$529	$2,391	$33,248

Year Ended December 31, 2012
Balance at beginning of period	$5,998	$5,197	$408	$—	$11,603
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	917	732	104	49	1,802
Accretion included in earnings	2,515	9	—	20	2,544
Purchases, issuances, sales and settlements:
Purchases	16,569	954	—	4,230	21,753
Issuances	46	—	—	—	46
Sales/redemptions	(2,542)	—	—	—	(2,542)
Settlements	(1,047)	—	—	(1,594)	(2,641)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$22,456	$6,892	$512	$2,705	$32,565

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

For the three months ended March 31, 2013 and 2012, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates.

In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a non-recurring basis still held at the balance sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:

	Level 1	Level 2	Level 3	Total
March 31, 2013
Impaired loans	—	$3,611	$8,498	$12,109
Other real estate owned	—	2,300	717	3,017
December 31, 2012
Impaired loans	—	$14,325	$3,171	$17,496
Other real estate owned	—	5,771	13,540	19,311
Investment security, held-to-maturity:
Non-agency CMO	—	—	3,636	3,636

Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2013 had a carrying amount of $13,883 and an allocated allowance for loan losses of $3,252 at March 31, 2013. The allocated allowance is based on fair value of $12,109 less estimated costs to sell of $1,478. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $526 which was included in the provision for loan losses for the three months ended March 31, 2013.

OREO with a carrying amount of $3,336 was written down to $2,702 (fair value of $3,017 less estimated costs to sell of $315), resulting in a loss of $634, which was included in earnings for the three months ended March 31, 2013.

The investment security held-to-maturity as of December 31, 2012 represents a non-agency CMO where OTTI had been identified and the investment had been adjusted to fair value. This security was sold during the first quarter of 2013.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2013, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
March 31, 2013
Financial Assets
Cash and cash equivalents	$161,596	$161,596	$161,596	$—	$—
Securities available for sale	1,164,327	1,164,327	410	1,130,669	33,248
Securities held to maturity	1,110,556	1,141,223	—	1,131,460	9,763
Net loans, including loans held for sale	8,127,455	8,028,324	—	—	8,028,324
Bank owned life insurance	252,763	262,242	262,242	—	—
Derivative assets	51,746	51,746	—	51,746	—
Accrued interest receivable	32,181	32,181	32,181	—	—
Financial Liabilities
Deposits	9,210,638	9,240,563	6,767,142	2,473,421	—
Short-term borrowings	945,001	945,001	945,001	—	—
Long-term debt	91,738	94,316	—	—	94,316
Junior subordinated debt	204,032	196,095	—	—	196,095
Derivative liabilities	52,819	52,819	—	52,819	—
Accrued interest payable	7,587	7,587	7,587	—	—
December 31, 2012
Financial Assets
Cash and cash equivalents	$239,044	$239,044	$239,044	$—	$—
Securities available for sale	1,172,683	1,172,683	396	1,139,722	32,565
Securities held to maturity	1,106,563	1,143,213	—	1,128,524	14,689
Net loans, including loans held for sale	8,061,096	7,996,554	—	—	7,966,554
Bank owned life insurance	246,088	257,060	257,060	—	—
Derivative assets	58,008	58,008	—	58,008	—
Accrued interest receivable	30,210	30,210	30,210	—	—
Financial Liabilities
Deposits	9,082,174	9,117,757	6,546,316	2,571,441	—
Short-term borrowings	1,083,138	1,083,138	1,083,138	—	—
Long-term debt	89,425	92,329	—	—	92,329
Junior subordinated debt	204,019	172,246	—	—	172,246
Derivative liabilities	58,150	58,150	—	58,150	—
Accrued interest payable	9,054	9,054	9,054	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month period ended March 31, 2013. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2012 Annual Report on Form 10-K filed with the SEC on February 28, 2013. The Corporation’s results of operations for the three months ended March 31, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

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

–	Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

–	Increased competition, whether due to consolidation among financial institutions; realignments or consolidation of branch offices, legal and regulatory developments, industry restructuring or other causes, can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues.

–	As demonstrated by the Parkvale and ANNB acquisitions and the pending PVF acquisition, the Corporation grows its business in part by acquiring other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties, involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders. In addition, with respect to the April 2013 acquisition of ANNB, the Corporation may experience difficulties in expanding into a new market area, including retention of customers and key personnel of ANNB and its subsidiary, BankAnnapolis.

–	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

–	Business and operating results can also be affected by widespread disasters, dislocations, cyber attacks, terrorist activities or international hostilities through their impacts on the economy and financial markets.

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

CRITICAL ACCOUNTING POLICIES

A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2012 Annual Report on Form 10-K filed with the SEC on February 28, 2013 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2012.

OVERVIEW

The Corporation is a regional diversified financial services company headquartered in Hermitage, Pennsylvania. Its primary businesses include community banking, consumer finance, wealth management and insurance. The Corporation also conducts leasing and merchant banking activities. The Corporation operates its community banking business through a full service branch network with offices in Pennsylvania, eastern Ohio and northern West Virginia. The Corporation operates its wealth management and insurance businesses within the community banking branch network. It also conducts selected consumer finance business in Pennsylvania, Ohio, Tennessee and Kentucky.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net income for the three months ended March 31, 2013 was $28.5 million or $0.20 per diluted share, compared to net income for the three months ended March 31, 2012 of $21.6 million or $0.15 per diluted share. For the three months ended March 31, 2013, the Corporation’s return on average equity was 8.20% and its return on average assets was 0.96%, compared to 6.42% and 0.75%, respectively, for the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2013	2012
Return on average tangible equity:
Net income (annualized)	$115,739	$86,801
Amortization of intangibles, net of tax (annualized)	5,237	5,964

	$120,976	$92,765

Average total stockholders’ equity	$1,410,827	$1,352,569
Less: Average intangibles	(712,467)	(719,195)

	$698,360	$633,374

Return on average tangible equity	17.32%	14.65%

Return on average tangible assets:
Net income (annualized)	$115,739	$86,801
Amortization of intangibles, net of tax (annualized)	5,237	5,964

	$120,976	$92,765

Average total assets	$12,004,759	$11,563,665
Less: Average intangibles	(712,467)	(719,195)

	$11,292,292	$10,844,470

Return on average tangible assets	1.07%	0.86%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$30,071	$14	0.19%	$98,451	$56	0.23%
Taxable investment securities (1)	2,084,966	10,597	1.98	1,908,625	12,358	2.54
Non-taxable investment securities (2)	169,421	2,337	5.52	186,178	2,639	5.67
Loans (2) (3)	8,188,635	93,911	4.64	7,777,761	94,135	4.86

Total interest earning assets (2)	10,473,093	106,859	4.12	9,971,015	109,188	4.40

Cash and due from banks	172,969			187,971
Allowance for loan losses	(104,838)			(102,519)
Premises and equipment	138,694			147,704
Other assets	1,324,841			1,359,494

Total Assets	$12,004,759			$11,563,665

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,649,049	1,502	0.17	$3,437,219	2,200	0.26
Savings	1,244,250	168	0.05	1,154,371	377	0.13
Certificates and other time	2,493,703	6,595	1.07	2,813,898	9,381	1.34
Customer repurchase agreements	806,806	485	0.24	724,081	683	0.37
Other short-term borrowings	208,541	622	1.19	152,977	761	1.97
Long-term debt	91,134	774	3.44	92,288	953	4.15
Junior subordinated debt	204,025	1,876	3.73	201,876	2,011	4.01

Total interest-bearing liabilities (2)	8,697,508	12,022	0.56	8,576,710	16,366	0.77

Non-interest bearing demand	1,744,465			1,470,648
Other liabilities	151,959			163,738

Total Liabilities	10,593,932			10,211,096
Stockholders’ equity	1,410,827			1,352,569

Total Liabilities and Stockholders’ Equity	$12,004,759			$11,563,665

Excess of interest earning assets over interest-bearing liabilities	$1,775,585			$1,394,305

Fully tax-equivalent net interest income		94,837			92,822
Tax-equivalent adjustment		(1,741)			(1,901)

Net interest income		$93,096			$90,921

Net interest spread			3.56%			3.63%

Net interest margin (2)			3.66%			3.74%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short—and long-term borrowings). For the three months ended March 31, 2013, net interest income, which comprised 73.4% of net revenue (net interest income plus non-interest income) compared to 74.1% for the same period in 2012, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $2.0 million or 2.2% from $92.8 million for the first quarter of 2012 to $94.8 million for the first quarter of 2013. Average earning assets increased $502.3 million or 5.0% and average interest bearing liabilities increased $120.8 million or 1.4% from 2012 due to growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.66% for the first quarter of 2013 compared to 3.74% for the same period of 2012 as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(34)	$(8)	$(42)
Securities	(501)	(1,562)	(2,063)
Loans	4,157	(4,381)	(224)

	3,622	(5,951)	(2,329)

Interest Expense
Deposits:
Interest bearing demand	158	(856)	(698)
Savings	28	(237)	(209)
Certificates and other time	(1,018)	(1,768)	(2,786)
Customer repurchase agreements	69	(267)	(198)
Other short-term borrowings	(19)	(120)	(139)
Long-term debt	(12)	(167)	(179)
Junior subordinated debt	19	(154)	(135)

	(775)	(3,569)	(4,344)

Net Change	$4,397	$(2,382)	$2,015

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $105.1 million for the first quarter of 2013 decreased by $2.2 million or 2.0% from 2012, primarily due to lower yields, partially offset by increased earning assets. Additionally, during the first quarter of 2013, the Corporation recognized $1.3 million in additional accretable yield as a result of improved cash flows on acquired portfolios compared to original estimates. The increase in earning assets was primarily driven by a $410.9 million or 5.3% increase in average loans. The yield on earning assets decreased 28 basis points from the first quarter of 2012 to 4.12% for the first quarter of 2013, reflecting the decreases in market interest rates and competitive pressure.

Interest expense of $12.0 million for the first quarter of 2013 decreased $4.3 million or 26.5% from the same period of 2012 due to lower rates paid, partially offset by growth in interest bearing liabilities. The rate paid on interest bearing liabilities decreased 21 basis points to 0.56% during the first quarter of 2013, compared to the first quarter of 2012, reflecting changes in interest rates and a favorable shift in mix. The growth in average interest bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $64.2 million or 0.8% for the first quarter of 2013 compared to the first quarter of 2012.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $7.5 million during the first quarter of 2013 increased $1.0 million from the same period of 2012, primarily due to $1.2 million in provision for the acquired portfolio. During the first quarter of 2013, net charge-offs were $4.2 million, or 0.21% of average loans, compared to $5.1 million, or 0.27% of average loans, for the same period of 2012, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.31% at both March 31, 2013 and 2012, which reflects the Corporation’s overall favorable credit quality performance. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $33.7 million for the first quarter of 2013 increased $1.9 million or 6.1% from the same period of 2012. This increase was primarily due to increases in securities commissions and fees, gain on sale of loans, and income from BOLI, partially offset by a decrease in service charges. The variances in these and certain other non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $16.5 million for the first quarter of 2013 decreased $0.6 million or 3.7% from the same period of 2012, primarily reflecting lower revenue from overdraft fees and debit card transactions resulting from changes in customer behavior. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $4.4 million for the three months ended March 31, 2013 increased $0.3 million or 6.2% from the same period of 2012, reflecting early-stage benefits of revenue-enhancing initiatives generating new customer relationships.

Securities commissions of $2.9 million for the first quarter of 2013 increased $0.9 million or 45.4% from the same period of 2012 primarily due to positive results from new initiatives generating new customer relationships, combined with increased volume and improved market conditions.

Trust fees of $4.1 million for the three months ended March 31, 2013 increased $0.4 million or 9.4% from the same period of 2012, primarily due to additions to the sales team, enhanced sales management processes and scorecard implementation, as well as improved market conditions. The market value of assets under management increased $252.7 million or 9.6% to $2.9 billion over the same period in 2012 as a result of organic growth and improved market conditions.

Gain on sale of residential mortgage loans of $1.0 million for the first quarter of 2013 increased $0.2 million or 26.2% from the same period of 2012 due to increased origination volume. For the first quarter of 2013, the Corporation sold $67.2 million of residential mortgage loans, compared to $45.5 million for the same period of 2012, as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $1.6 million for the three months ended March 31, 2013 increased slightly from the same period of 2012, primarily as a result of continued management actions designed to improve performance.

Other income of $2.4 million for the first quarter of 2013 increased $0.2 million or 8.0% from the same period of 2012 primarily due to a gain of $0.6 million relating to the successful harvesting of a mezzanine financing relationship by its merchant banking subsidiary. This was partially offset by a decrease of $0.4 million in fees earned through the Corporation’s commercial loan interest rate swap program, which was impacted by a lower interest rate environment combined with the impact of the Dodd-Frank Act that restrict the eligibility of smaller commercial customers.

Non-Interest Expense

Total non-interest expense of $78.9 million for the first quarter of 2013 decreased $7.8 million or 9.0% from the same period of 2012. This decrease was primarily attributable to decreases in salaries and employee benefits, amortization of intangibles, merger-related expenses and other non-interest expenses, partially offset by increases in occupancy and equipment, outside services and Federal Deposit Insurance Corporation (FDIC) insurance. These variances in non-interest expense items are further explained in the following paragraphs.

Salaries and employee benefits of $43.9 million for the three months ended March 31, 2013 decreased $0.7 million or 1.6% from the same period of 2012. This decrease was primarily attributable to a net charge of $0.6 million for severance and other items relating to a former executive during the first quarter of 2012. New hires, merit increases and higher medical insurance costs in the first quarter of 2013 offset the reduction of staff related to the former Parkvale headquarters and branches closed in 2012.

Occupancy and equipment expense of $12.2 million for the first quarter of 2013 increased $0.4 million or 3.4% from the same period of 2012, primarily resulting from an increase in equipment depreciation expense due to upgrades to incorporate new technology, primarily relating to online and mobile banking upgrades.

Amortization of intangibles expense of $2.0 million for the first quarter of 2013 decreased $0.3 million or 12.9% from the same period of 2012 due to lower amortization expense on some intangibles due to accelerated amortization methods.

Outside services expense of $7.2 million for the three months ended March 31, 2013 increased $0.8 million or 13.2% from the same period of 2012, primarily resulting from an increase of $0.5 million related to consulting fees, combined with increases of $0.1 million related to audits and exams, $0.1 million related to data processing services and $0.1 million related to check card expenses.

FDIC insurance of $2.4 million for the first quarter of 2013 increased $0.4 million or 19.9% from the same period of 2012 primarily due to an increase in average assets, which is the primary assessment base for the computation of the insurance payment, along with a higher assessment rate due to FNBPA exceeding $10.0 billion in total assets.

The Corporation recorded $0.4 million in merger-related costs associated with the ANNB and pending PVF acquisitions during the first quarter of 2013. Merger-related costs recorded during the same period of 2012 in conjunction with the Parkvale acquisition were $7.0 million.

Other non-interest expense decreased to $10.9 million for the first quarter of 2013 from $12.7 million for the first quarter of 2012, primarily resulting from a decrease of $1.4 million in OREO expenses due to lower costs associated with the Corporation’s Florida commercial real estate loan portfolio. Additionally, fraud losses, donations and supplies expense decreased by $0.3 million, $0.2 million and $0.2 million, respectively. These decreases were partially offset by increases of $0.3 million in loan-related expense and $0.2 million in marketing expense.

Income Taxes

The Corporation’s income tax expense of $11.8 million for the first quarter of 2013 increased $4.0 million or 50.9% from the same period of 2012. The effective tax rate of 29.3% for the first quarter of 2013 increased from 26.6% for the same period of 2012, reflecting the impact of higher pre-tax income. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short—long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at March 31, 2013 was $112.6 million compared to $114.7 million at December 31, 2012. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.3 times at March 31, 2013 and 2.5 times at December 31, 2012. The internal guideline for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 14.9 months at March 31, 2013 and 16.2 months at December 31, 2012. The internal guideline for MCH is for the ratio to be greater than 3 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes increased $0.9 million or 0.4% during 2013 to $216.2 million at March 31, 2013.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Average transaction deposits and customer repurchase agreements grew $48.1 million, or 2.6% annualized for the first quarter of 2013, and represent 75% of total deposits and customer repurchase agreements at March 31, 2013. First quarter growth levels for transaction deposits and customer repurchase agreements are typically impacted by seasonal fluctuations in business and municipal balances. Average total deposits and customer repurchase agreements declined $36.4 million or 1.5% annualized for the first quarter of 2013 as solid growth in lower cost, relationship-based accounts was offset by a continued planned decline in time deposits. Time deposits declined $84.5 million or 13.3% annualized, reflecting the lower rate offered environment. FNBPA had unused wholesale credit availability of $4.4 billion or 36.9% of bank assets at March 31, 2013 and $4.0 billion or 34.1% of bank assets at December 31, 2012. This increase is due to a higher level of availability from the FHLB and federal funds lines and a lower level of outstanding federal funds purchased. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 5.4% and 5.0% of bank assets as of March 31, 2013 and December 31, 2012, respectively.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of March 31, 2013 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 3.7% and 2.6% as of March 31, 2013 and December 31, 2012, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$215,416	370,184	516,069	963,639	2,065,308
Investments	86,833	102,935	170,510	360,562	720,840

	302,249	473,119	686,579	1,324,201	2,786,148
Liabilities
Non-maturity deposits	61,507	123,013	184,520	369,040	738,080
Time deposits	149,963	252,924	382,141	501,417	1,286,445
Borrowings	89,406	38,990	85,022	99,360	312,778

	300,876	414,927	651,683	969,817	2,337,303
Period Gap (Assets - Liabilities)	$1,373	$58,192	$34,896	$354,384	$448,845

Cumulative Gap	$1,373	$59,565	$94,461	$448,845

Cumulative Gap to Total Assets	0.0%	0.5%	0.8%	3.7%

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

The following repricing gap analysis (in thousands) as of March 31, 2013 compares the difference between the amount of interest earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$2,881,302	$777,367	$463,371	$794,202	$4,916,242
Investments	88,877	129,568	193,815	436,882	849,142

	2,970,179	906,935	657,186	1,231,084	5,765,384
Liabilities
Non-maturity deposits	2,089,306	—	—	—	2,089,306
Time deposits	159,342	253,784	382,543	501,396	1,297,064
Borrowings	806,093	156,794	41,979	13,273	1,018,140

	3,054,741	410,578	424,522	514,669	4,404,510
Off-balance sheet	(100,000)	—	—	—	(100,000)
Period Gap (assets – liabilities + off-balance sheet)	$(184,562)	$496,357	$232,664	$716,415	$1,260,874

Cumulative Gap	$(184,562)	$311,795	$544,459	$1,260,874

Cumulative Gap to Assets	(1.5)%	2.6%	4.5%	10.5%

The twelve-month cumulative repricing gap to total assets was 10.5% and 9.4% as of March 31, 2013 and December 31, 2012, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2013.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	March 31, 2013	December 31, 2012	ALCO Guidelines
Net interest income change (12 months):
+ 300 basis points	4.6%	4.6%	n/a
+ 200 basis points	3.2%	3.4%	(5.0)%
+ 100 basis points	1.7%	1.8%	(5.0)%
- 100 basis points	(1.5)%	(1.1)%	(5.0)%
Economic value of equity:
+ 300 basis points	3.7%	4.5%	(25.0)%
+ 200 basis points	3.7%	4.5%	(15.0)%
+ 100 basis points	2.7%	3.3%	(10.0)%
- 100 basis points	(10.3)%	(10.2)%	(10.0)%

The ALCO has granted an exception for - 100 basis point scenarios due to the low probability of such an interest rate scenario when interest rates are already at historical lows.

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

The ALCO utilized several tactics to manage the Corporation’s current interest rate risk position. As mentioned earlier, the growth in deposits and repurchase agreements has been net of decreases in time deposits. The growth in these non-maturity deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 60.0% and 59.6% of total loans as of March 31, 2013 and December 31, 2012, respectively. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio to be slightly longer given the asset sensitive nature of its balance sheet in order to generate incremental earnings. At March 31, 2013, the portfolio duration was 2.8 versus a 2.7 level at December 31, 2012. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. The commercial swaps currently total $771.4 million of notional principal, with $17.2 million in notional swap principal originated during the first quarter of 2013. The success of the aforementioned tactics has resulted in an asset-sensitive position. In order to manage the interest rate risk position and generate incremental earnings, the ALCO executed a $100 million pay variable/receive fixed swap on January 1, 2013, which will mature on January 1, 2021. The swap pays 1-month LIBOR and receives a fixed rate of 1.365%. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements section of this Report.

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

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	March 31, 2013	December 31, 2012
Non-interest bearing	$1,792,603	$1,738,195
Savings and NOW	4,974,539	4,808,121
Certificates of deposit and other time deposits	2,443,496	2,535,858

Total deposits	9,210,638	9,082,174
Customer repurchase agreements	741,124	807,820

Total deposits and customer repurchase agreements	$9,951,762	$9,889,994

Total deposits and customer repurchase agreements increased by $61.8 million, or 0.6%, to $10.0 billion at March 31, 2013, compared to December 31, 2012, primarily as a result of an increase in relationship-based transaction deposits, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts), partially offset by the continued planned decline in time deposits. Generating growth in relationship-based transaction deposits remains a key focus of the Corporation.

NON-PERFORMING ASSETS

Credit quality for the first three months of 2013 reflects consistent, stable results and continued solid performance by the Corporation. During the first quarter of 2013, non-performing loans and OREO increased $1.9 million, from $116.1 million at December 31, 2012 to $118.0 million at March 31, 2013. The total increase reflects $1.7 million and $0.6 million increases in TDRs and OREO, respectively, which was partially offset by a $0.4 million reduction in non-accrual loans.

Following is a summary of non-performing loans, by class (in thousands):

	March 31, 2013	December 31, 2012
Commercial real estate	$46,642	$48,483
Commercial and industrial	10,157	6,099
Commercial leases	657	965

Total commercial loans and leases	57,456	55,547
Direct installment	9,935	8,541
Residential mortgages	12,831	11,415
Indirect installment	1,102	1,131
Consumer lines of credit	809	746
Other	—	3,500

	$82,133	$80,880

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
March 31, 2013
Commercial real estate	$836	$368	$11,290	$12,494
Commercial and industrial	767	47	312	1,126
Commercial leases	—	—	—	—

Total commercial loans and leases	1,603	415	11,602	13,620
Direct installment	4,374	6,060	755	11,189
Residential mortgages	4,296	9,407	114	13,817
Indirect installment	—	125	99	224
Consumer lines of credit	20	548	—	568
Other	—	—	—	—

	$10,293	$16,555	$12,570	$39,418

December 31, 2012
Commercial real estate	$850	$588	$11,156	$12,594
Commercial and industrial	775	82	283	1,140
Commercial leases	—	—	—	—

Total commercial loans and leases	1,625	670	11,439	13,734
Direct installment	5,613	5,199	749	11,561
Residential mortgages	5,401	8,524	107	14,032
Indirect installment	—	92	90	182
Consumer lines of credit	20	391	—	411
Other	—	—	—	—

	$12,659	$14,876	$12,385	$39,920

ALLOWANCE FOR LOAN LOSSES

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

The allowance for loan losses at March 31, 2013 increased $3.3 million or 3.2% from December 31, 2012. The provision for loan losses during the three months ended March 31, 2013 was $7.5 million, while net charge-offs were $4.2 million. The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio improved slightly from 129.5% as of December 31, 2012 to 131.33% as of March 31, 2013.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loan portfolio. The originated loan portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, which was effective January 1, 2009.

	At or for the Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012
Non-performing loans/total originated loans	1.11%	1.12%	1.67%
Non-performing loans + OREO/total originated loans + OREO	1.59%	1.60%	2.22%
Allowance for loan losses (originated loans)/total originated loans	1.39%	1.38%	1.55%
Net loan charge-offs on originated loans (annualized)/total average originated loans	0.22%	0.45%	0.32%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. During the first three months of 2013, the Corporation has not issued any such stock or securities under this shelf registration.

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

The Corporation’s management believes that, as of March 31, 2013 and December 31, 2012, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of March 31, 2013, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

Following are the capital ratios as of March 31, 2013 and December 31, 2012 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,088,275	12.3%	$886,492	10.0%	$709,194	8.0%
Tier 1 capital to risk-weighted assets	948,536	10.7	531,895	6.0	354,597	4.0
Leverage ratio	948,536	8.4	564,645	5.0	451,716	4.0
FNBPA:
Total capital to risk-weighted assets	1,014,797	11.7	866,696	10.0	693,357	8.0
Tier 1 capital to risk-weighted assets	906,763	10.5	520,018	6.0	346,678	4.0
Leverage ratio	906,763	8.2	556,068	5.0	444,854	4.0
December 31, 2012
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,068,704	12.2%	$879,316	10.0%	$703,453	8.0%
Tier 1 capital to risk-weighted assets	934,443	10.6	527,589	6.0	351,726	4.0
Leverage ratio	934,443	8.3	563,649	5.0	450,919	4.0
FNBPA:
Total capital to risk-weighted assets	999,717	11.6	859,468	10.0	687,574	8.0
Tier 1 capital to risk-weighted assets	895,177	10.4	515,681	6.0	343,787	4.0
Leverage ratio	895,177	8.1	555,360	5.0	444,288	4.0

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector and will fundamentally change the system of regulatory oversight as is described in more detail under Part I, Item 1, “Business - Government Supervision and Regulation” included in the Corporation’s 2012 Annual Report on Form 10-K as filed with the SEC on February 28, 2013. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. The Corporation’s total assets exceeded $10 billion on December 31, 2012. As a result, the Corporation is expected to become subject to the new rules regarding debit card interchange fees as of July 1, 2013. Upon becoming subject to the new rules, the

Corporation’s revenue earned from debit card interchange fees, which was equal to $5.1 million for the first three months of 2013, could decrease by $9.0 million on an annual basis; however, the Corporation is deploying various strategies designed to mitigate this anticipated impact on debit card interchange fees.

BASEL III AND HEIGHTENED CAPITAL REQUIREMENTS

Among the recent legislative and regulatory developments affecting the banking industry are evolving regulatory capital standards for banking organizations. These evolving standards include the so-called “Basel III” initiatives that are part of the effort by international banking supervisors to improve the ability of the banking sector to absorb shocks in periods of financial and economic stress and changes by the federal banking agencies to reduce the use of credit ratings in the rules governing regulatory capital.

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

The information called for by this item is provided under the caption Market Risk in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2012 Annual Report on Form 10-K as filed with the SEC on February 28, 2013.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2013, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

On October 19, 2012, the parties to the Ord and Clarey actions participated in a mediation required pursuant to the local rules of the court. On October 22, 2012, the parties filed a Joint Motion to Stay Pending Settlement Approval requesting that the court stay all proceedings due to the parties having reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the Ord and Clarey Actions on a class-wide basis. The proposed settlement contemplates that, in return for a full and complete release of claims by the plaintiffs and the settlement class members, FNBPA will create a settlement fund of $3.0 million for distribution to the settlement class members after certain court-approved reductions, including for attorney’s fees and expenses. Amounts related to the proposed settlement were accrued for in October 2012 and funded in February 2013. The proposed settlement is subject to preliminary and final court approval, and scheduled a final fairness hearing for June 21, 2013.

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

There are no material changes from any of the risk factors previously disclosed in the Corporation’s 2012 Annual Report on Form 10-K as filed with the SEC on February 28, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. *

*	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: May 9, 2013	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr. President and Chief Executive Officer (Principal Executive Officer)

Dated: May 9, 2013	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr. Chief Financial Officer (Principal Financial Officer)

Dated: May 9, 2013	/s/ Timothy G. Rubritz
Timothy G. Rubritz Corporate Controller (Principal Accounting Officer)