Form 10-Q
period 2013-06-30
FNB CORP/FL/
filed 2013-08-08
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $0.01 Par Value	145,165,793 Shares

F.N.B. CORPORATION

FORM 10-Q

June 30, 2013

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Cash and due from banks	$197,879	$216,233
Interest bearing deposits with banks	32,223	22,811

Cash and Cash Equivalents	230,102	239,044
Securities available for sale	1,164,903	1,172,683
Securities held to maturity (fair value of $1,153,077 and $1,143,213)	1,149,481	1,106,563
Residential mortgage loans held for sale	19,614	27,751
Loans, net of unearned income of $49,964 and $51,661	8,637,089	8,137,719
Allowance for loan losses	(108,280)	(104,374)

Net Loans	8,528,809	8,033,345
Premises and equipment, net	145,833	140,367
Goodwill	709,477	675,555
Core deposit and other intangible assets, net	37,503	37,851
Bank owned life insurance	262,877	246,088
Other assets	324,792	344,729

Total Assets	$12,573,391	$12,023,976

Liabilities
Deposits:
Non-interest bearing demand	$1,974,415	$1,738,195
Savings and NOW	5,243,746	4,808,121
Certificates and other time deposits	2,428,037	2,535,858

Total Deposits	9,646,198	9,082,174
Other liabilities	140,958	163,151
Short-term borrowings	1,030,617	1,083,138
Long-term debt	92,420	89,425
Junior subordinated debt	194,200	204,019

Total Liabilities	11,104,393	10,621,907
Stockholders’ Equity
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 145,792,416 and 140,314,846 shares	1,454	1,398
Additional paid-in capital	1,438,008	1,376,601
Retained earnings	98,575	75,312
Accumulated other comprehensive loss	(62,077)	(46,224)
Treasury stock – 641,137 and 385,604 shares at cost	(6,962)	(5,018)

Total Stockholders’ Equity	1,468,998	1,402,069

Total Liabilities and Stockholders’ Equity	$12,573,391	$12,023,976

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$95,682	$95,037	$188,657	$188,175
Securities:
Taxable	10,656	12,515	21,253	24,552
Nontaxable	1,443	1,680	2,959	3,401
Dividends	42	14	58	349
Other	18	39	32	95

Total Interest Income	107,841	109,285	212,959	216,572
Interest Expense
Deposits	7,343	10,613	15,608	22,571
Short-term borrowings	1,075	1,335	2,182	2,779
Long-term debt	775	889	1,549	1,842
Junior subordinated debt	1,902	1,967	3,778	3,978

Total Interest Expense	11,095	14,804	23,117	31,170

Net Interest Income	96,746	94,481	189,842	185,402
Provision for loan losses	7,903	7,027	15,444	13,599

Net Interest Income After Provision for Loan Losses	88,843	87,454	174,398	171,803
Non-Interest Income
Service charges	18,660	17,588	35,191	34,753
Insurance commissions and fees	4,101	3,882	8,531	8,054
Securities commissions and fees	2,867	2,030	5,790	4,041
Trust fees	4,167	3,842	8,252	7,576
Net securities gains	68	260	752	368
Gain on sale of residential mortgage loans	1,022	711	2,043	1,520
Bank owned life insurance	1,890	1,579	3,526	3,138
Other	3,976	2,886	6,339	5,073

Total Non-Interest Income	36,751	32,778	70,424	64,523
Non-Interest Expense
Salaries and employee benefits	43,201	41,070	87,106	85,676
Net occupancy	6,839	6,178	13,537	12,784
Equipment	6,106	5,684	11,598	10,870
Amortization of intangibles	2,125	2,369	4,111	4,650
Outside services	8,562	7,310	15,767	13,677
FDIC insurance	2,672	2,187	5,036	4,158
Merger related	2,946	317	3,298	7,311
Other	11,730	13,367	22,591	26,029

Total Non-Interest Expense	84,181	78,482	163,044	165,155

Income Before Income Taxes	41,413	41,750	81,778	71,171
Income taxes	12,220	12,620	24,047	20,459

Net Income	$29,193	$29,130	$57,731	$50,712

Net Income per Share – Basic	$0.20	$0.21	$0.41	$0.36
Net Income per Share – Diluted	0.20	0.21	0.40	0.36
Cash Dividends per Share	0.12	0.12	0.24	0.24
Comprehensive Income	$14,314	$31,504	$41,878	$54,499

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Total
Balance at January 1, 2013	$1,398	$1,376,601	$75,312	$(46,224)	$(5,018)	$1,402,069
Net income			57,731			57,731
Change in other comprehensive income, net of tax				(15,853)		(15,853)
Common stock dividends ($0.24/share)			(34,468)			(34,468)
Issuance of common stock	56	58,066			(1,944)	56,178
Restricted stock compensation		2,094				2,094
Tax expense of stock-based compensation		1,247				1,247

Balance at June 30, 2013	$1,454	$1,438,008	$98,575	$(62,077)	$(6,962)	$1,468,998

Balance at January 1, 2012	$1,268	$1,224,572	$32,925	$(45,148)	$(3,418)	$1,210,199
Net income			50,712			50,712
Change in other comprehensive income, net of tax				3,787		3,787
Common stock dividends ($0.24/share)			(33,775)			(33,775)
Issuance of common stock	128	140,704	(377)		(1,461)	138,994
Restricted stock compensation		2,206				2,206
Tax expense of stock-based compensation		373				373

Balance at June 30, 2012	$1,396	$1,367,855	$49,485	$(41,361)	$(4,879)	$1,372,496

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income	$57,731	$50,712
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	15,446	13,670
Provision for loan losses	15,444	13,599
Deferred tax expenses	3,936	9,149
Net securities gains	(752)	(368)
Tax benefit of stock-based compensation	(1,247)	(373)
Net change in:
Interest receivable	(1,207)	348
Interest payable	(2,160)	(3,153)
Trading securities	88,052	331,972
Residential mortgage loans held for sale	8,137	(2,726)
Bank owned life insurance	(899)	(2,733)
Other, net	18,370	15,901

Net cash flows provided by operating activities	200,851	425,998

Investing Activities
Net change in loans	(262,589)	(107,351)
Securities available for sale:
Purchases	(211,531)	(610,783)
Sales	21,919	63,082
Maturities	188,782	259,981
Securities held to maturity:
Purchases	(235,392)	(427,756)
Sales	17,429	2,903
Maturities	172,586	150,069
Purchase of bank owned life insurance	(10,022)	(20,023)
Withdrawal/surrender of bank owned life insurance	—	20,701
Increase in premises and equipment	(1,853)	(8,104)
Net cash received in business combinations	41,986	203,538

Net cash flows used in investing activities	(278,685)	(473,743)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	390,867	368,857
Time deposits	(173,154)	(192,535)
Short-term borrowings	(66,920)	70,276
Increase in long-term debt	20,826	13,591
Decrease in long-term debt	(56,479)	(169,618)
Decrease in junior subordinated debt	(15,000)	—
Net proceeds from issuance of common stock	1,973	4,381
Tax benefit of stock-based compensation	1,247	373
Cash dividends paid	(34,468)	(33,775)

Net cash flows provided by financing activities	68,892	61,550

Net (Decrease) Increase in Cash and Cash Equivalents	(8,942)	13,805
Cash and cash equivalents at beginning of period	239,044	208,953

Cash and Cash Equivalents at End of Period	$230,102	$222,758

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

June 30, 2013

BUSINESS

F.N.B. Corporation (the Corporation), headquartered in Hermitage, Pennsylvania, is a regional diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. The Corporation has more than 250 banking offices throughout Pennsylvania, Ohio, West Virginia and Maryland. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which has more than 70 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee.

BASIS OF PRESENTATION

The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency, F.N.B. Capital Corporation, LLC and Bank Capital Services, LLC, and includes results for each of these entities in the accompanying consolidated financial statements.

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

MERGERS AND ACQUISITIONS

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, ANNB had $434,729 in assets, which included $273,269 in loans, and $348,343 in deposits. The acquisition, net of equity offering costs, was valued at $56,300 and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. Additionally, the Corporation paid $609, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement. The assets and liabilities of ANNB were recorded on the Corporation’s balance sheet at their preliminary estimated fair values as of April 6, 2013, the acquisition date, and ANNB’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. ANNB’s banking affiliate, BankAnnapolis, was merged into FNBPA on April 6, 2013. In conjunction with the acquisition, a warrant issued by ANNB to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP) was assumed by the Corporation and converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant expires January 30, 2019 and has an exercise price of $3.57 per share. Based on a preliminary purchase price allocation, the Corporation has recorded $33,922 in goodwill and $3,762 in core deposit intangibles as a result of the acquisition. The Corporation has recorded estimates of the fair values of acquired assets and liabilities. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, Parkvale had $1,815,663 in assets, which included $937,350 in loans, and $1,505,671 in deposits. The acquisition, net of equity offering costs, was valued at $140,900 and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock. The assets and liabilities of Parkvale were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2012, the acquisition date, and Parkvale’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. Parkvale’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. The warrant issued by Parkvale to the UST under the CPP was assumed by the Corporation and converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. Based on the purchase price allocation, which was completed in the fourth quarter of 2012, the Corporation recorded $106,602 in goodwill and $16,033 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

Pending Acquisitions

On June 14, 2013, the Corporation announced the signing of a definitive merger agreement to acquire BCSB Bancorp, Inc. (BCSB), a bank holding company with approximately $640,000 in total assets based in Baltimore, Maryland. The transaction is valued at approximately $79,000. Under the terms of the merger agreement, BCSB shareholders will be entitled to receive 2.08 shares of the Corporation’s common stock for each share of BCSB common stock. BCSB’s banking affiliate, Baltimore County Savings Bank, will be merged into FNBPA. The transaction is expected to be completed in the first quarter of 2014, pending regulatory approvals, the approval of shareholders of BCSB and the satisfaction of other closing conditions.

On February 19, 2013, the Corporation announced the signing of a definitive merger agreement to acquire PVF Capital Corp. (PVF), a savings and loan holding company with approximately $782,000 in total assets based in Solon, Ohio. The transaction is valued at approximately $106,300. Under the terms of the merger agreement, PVF shareholders will be entitled to receive 0.3405 shares of the Corporation’s common stock for each share of PVF common stock. PVF’s banking affiliate, Park View Federal Savings Bank, will be merged into FNBPA. The Corporation has received regulatory approvals. The transaction is expected to be completed in the fourth quarter of 2013, pending the approval of shareholders of PVF and the satisfaction of other closing conditions.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
June 30, 2013
U.S. government-sponsored entities	$361,157	$354	$(5,291)	$356,220
Residential mortgage-backed securities:
Agency mortgage-backed securities	213,222	4,593	(517)	217,298
Agency collateralized mortgage obligations	532,962	1,602	(9,357)	525,207
Non-agency collateralized mortgage obligations	2,075	22	—	2,097
States of the U.S. and political subdivisions	18,315	646	(144)	18,817
Collateralized debt obligations	35,775	2,260	(10,958)	27,077
Other debt securities	16,452	529	(913)	16,068

Total debt securities	1,179,958	10,006	(27,180)	1,162,784
Equity securities	1,554	584	(19)	2,119

	$1,181,512	$10,590	$(27,199)	$1,164,903

December 31, 2012
U.S. government-sponsored entities	$352,910	$1,676	$(129)	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	267,575	7,575	—	275,150
Agency collateralized mortgage obligations	465,574	4,201	(228)	469,547
Non-agency collateralized mortgage obligations	2,679	50	—	2,729
States of the U.S. and political subdivisions	23,592	1,232	—	24,824
Collateralized debt obligations	34,765	967	(13,276)	22,456
Other debt securities	21,790	695	(972)	21,513

Total debt securities	1,168,885	16,396	(14,605)	1,170,676
Equity securities	1,554	462	(9)	2,007

	$1,170,439	$16,858	$(14,614)	$1,172,683

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
June 30, 2013
U.S. Treasury	$503	$133	$—	$636
U.S. government-sponsored entities	43,525	273	(1,192)	42,606
Residential mortgage-backed securities:
Agency mortgage-backed securities	646,060	13,317	(3,641)	655,736
Agency collateralized mortgage obligations	308,893	322	(7,238)	301,977
Non-agency collateralized mortgage obligations	8,012	74	(3)	8,083
Commercial mortgage-backed securities	2,253	146	(25)	2,374
States of the U.S. and political subdivisions	140,235	3,082	(1,652)	141,665

	$1,149,481	$17,347	$(13,751)	$1,153,077

December 31, 2012
U.S. Treasury	$503	$188	$—	$691
U.S. government-sponsored entities	28,731	280	(99)	28,912
Residential mortgage-backed securities:
Agency mortgage-backed securities	780,022	28,783	(1)	808,804
Agency collateralized mortgage obligations	133,976	1,266	—	135,242
Non-agency collateralized mortgage obligations	14,082	130	—	14,212
Commercial mortgage-backed securities	1,024	39	—	1,063
States of the U.S. and political subdivisions	147,713	6,099	—	153,812
Collateralized debt obligations	512	—	(35)	477

	$1,106,563	$36,785	$(135)	$1,143,213

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with the ANNB and Parkvale acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which the acquisitions occurred. As of June 30, 2013 and December 31, 2012, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Gross gains	$83	$447	$1,115	$796
Gross losses	(15)	(187)	(363)	(428)

	$68	$260	$752	$368

As of June 30, 2013, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,462	$2,502
Due from one to five years	229,449	229,414	18,159	18,260
Due from five to ten years	154,725	150,731	84,930	84,944
Due after ten years	47,525	38,037	78,712	79,201

	431,699	418,182	184,263	184,907
Residential mortgage-backed securities:
Agency mortgage-backed securities	213,222	217,298	646,060	655,736
Agency collateralized mortgage obligations	532,962	525,207	308,893	301,977
Non-agency collateralized mortgage obligations	2,075	2,097	8,012	8,083
Commercial mortgage-backed securities	—	—	2,253	2,374
Equity securities	1,554	2,119	—	—

	$1,181,512	$1,164,903	$1,149,481	$1,153,077

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At June 30, 2013 and December 31, 2012, securities with a carrying value of $917,619 and $725,450, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $737,968 and $795,812 at June 30, 2013 and December 31, 2012, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
June 30, 2013
U.S. government-sponsored entities	14	$207,922	$(5,291)	—	$—	$—	14	$207,922	$(5,291)
Residential mortgage-backed securities:
Agency mortgage-backed securities	4	73,957	(517)	—	—	—	4	73,957	(517)
Agency collateralized mortgage obligations	20	355,673	(9,357)	—	—	—	20	355,673	(9,357)
States of the U.S. and political subdivisions	2	3,128	(144)	—	—	—	2	3,128	(144)
Collateralized debt obligations	—	—	—	12	9,984	(10,958)	12	9,984	(10,958)
Other debt securities	—	—	—	4	5,962	(913)	4	5,962	(913)
Equity securities	—	—	—	1	645	(19)	1	645	(19)

	40	$640,680	$(15,309)	17	$16,591	$(11,890)	57	$657,271	$(27,199)

December 31, 2012
U.S. government-sponsored entities	3	$44,868	$(129)	—	$—	$—	3	$44,868	$(129)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	3	47,174	(228)	—	—	—	3	47,174	(228)
Collateralized debt obligations	7	8,708	(909)	9	5,532	(12,367)	16	14,240	(13,276)
Other debt securities	—	—	—	4	5,899	(972)	4	5,899	(972)
Equity securities	1	654	(9)	—	—	—	1	654	(9)

	14	$101,404	$(1,275)	13	$11,431	$(13,339)	27	$112,835	$(14,614)

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Held to Maturity:
June 30, 2013
U.S. government-sponsored entities	3	$38,857	$(1,192)	—	—	—	3	$38,857	$(1,192)
Residential mortgage-backed securities:
Agency mortgage-backed securities	23	306,082	(3,641)	—	—	—	23	306,082	(3,641)
Agency collateralized mortgage obligations	17	260,532	(7,238)	—	—	—	17	260,532	(7,238)
Non-agency collateralized mortgage obligations	1	2,004	(3)	—	—	—	1	2,004	(3)
Commercial mortgage-backed securities	1	997	(25)	—	—	—	1	997	(25)
States of the U.S. and political Subdivisions	26	29,347	(1,652)	—	—	—	26	29,347	(1,652)

	71	$637,819	$(13,751)	—	—	—	71	$637,819	$(13,751)

December 31, 2012
U.S. government-sponsored entities	1	$14,901	$(99)	—	$—	$—	1	$14,901	$(99)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,424	(1)	—	—	—	1	1,424	(1)
Collateralized debt obligations	—	—	—	1	477	(35)	1	477	(35)

	2	$16,325	$(100)	1	$477	$(35)	3	$16,802	$(135)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on collateralized debt obligations (CDOs) relate to investments in trust preferred securities (TPS). The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks and are included in other debt securities. The pooled securities consist of securities issued primarily by banks and thrifts, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for two investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in TPS is attributable to temporary illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

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

The Corporation’s portfolio of TPS consists of 23 pooled issues, primarily obtained through acquisitions, and four single-issuer securities. Two of the pooled issues are senior tranches; the remaining 21 are mezzanine tranches. At June 30, 2013, the pooled TPS had an estimated fair value of $27,077 while the single-issuer TPS had an estimated fair value of $5,962. The Corporation has concluded from the analysis performed at June 30, 2013 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

At June 30, 2013, all four single-issuer TPS are current in regards to their principal and interest payments. Of the 23 pooled TPS, three are accruing interest based on the coupon rate, 18 are accreting income based on future expected cash flows and the remaining two are on non-accrual status. Income of $1,629 and $1,544 was recognized on pooled TPS for the six months ended June 30, 2013 and 2012, respectively. Included in the amount for the six months ended June 30, 2012 was $34 recognized on two pooled TPS which were sold in the second quarter of 2012.

The Corporation did not recognize any impairment losses on securities for the six months ended June 30, 2013 and 2012.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	Collateralized Debt Obligations	Residential Non-Agency CMOs	Total
For the Six Months Ended June 30, 2013
Beginning balance	$17,155	$212	$17,367
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	—	(212)	(212)

Ending balance	$17,155	$—	$17,155

For the Six Months Ended June 30, 2012
Beginning balance	$18,369	$29	$18,398
Loss where impairment was not previously recognized	—	—	—
Additional loss where impairment was previously recognized	—	—	—
Reduction due to credit impaired securities sold	(1,056)	(29)	(1,085)

Ending balance	$17,313	$—	$17,313

The secondary market for pooled TPS remains limited. Write-downs, when required, are based on an individual security’s credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate to a greater extent than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire TPS portfolio each quarter to determine if additional write-downs are warranted.

The following table provides information relating to the Corporation’s TPS as of June 30, 2013:

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Pooled TPS:
P1	C1	$5,500	$2,540	$1,311	$(1,229)	C	41	22	10	44	17	0.00
P2	C1	4,889	3,021	1,126	(1,895)	C	41	16	15	40	15	0.00
P3	C1	5,561	4,307	1,469	(2,838)	C	47	13	9	34	16	0.00
P4	C1	3,994	3,077	1,046	(2,031)	C	52	16	6	42	16	0.00
P5	B3	2,000	752	349	(403)	C	15	29	10	48	11	0.00
P6	B1	3,028	2,456	1,035	(1,421)	C	50	14	19	34	10	0.18
P7	C	5,048	800	566	(234)	C	35	14	26	40	13	0.00
P8	C	2,011	788	295	(493)	C	44	16	11	35	17	0.52
P9	A4L	2,000	645	315	(330)	C	24	16	14	41	11	0.00

Total OTTI		34,031	18,386	7,512	(10,874)		349	17	13	39	15

P10	C1	5,220	1,053	1,244	191	C	41	22	10	44	17	0.00
P11	A2A	5,000	2,158	2,195	37	B+	41	16	15	40	15	47.85
P12	C1	4,781	1,269	1,263	(6)	C	47	13	9	34	16	0.00
P13	C1	5,260	1,226	1,377	151	C	52	16	6	42	16	0.00
P14	C1	5,190	1,019	1,166	147	C	58	15	12	36	17	0.00
P15	C1	3,206	388	639	251	C	43	19	7	28	16	0.00
P16	C	3,339	625	673	48	C	36	15	12	28	15	0.00
P17	B	2,069	651	674	23	Ca	32	13	21	40	12	18.75
P18	B2	5,000	2,213	2,905	692	CCC	20	0	8	10	15	37.52
P19	B	4,061	951	1,337	386	C	44	16	11	35	17	0.52
P20	A1	3,331	1,989	2,053	64	BB-	46	21	6	35	15	54.24
P21	B	5,000	1,287	1,209	(78)	C	15	18	6	49	11	0.00
P22	C1	5,531	1,335	1,399	64	C	23	15	12	42	11	0.00
P23	C1	5,606	1,225	1,431	206	C	23	16	10	44	11	0.00

Total Not OTTI		62,594	17,389	19,565	2,176		521	16	10	36	15

Total Pooled TPS		$96,625	$35,775	$27,077	$(8,698)		870	16	11	38	15

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Single Issuer TPS:
S1		$2,000	$1,954	$1,582	$(372)	BB	1
S2		2,000	1,922	1,610	(312)	BBB	1
S3		2,000	2,000	1,976	(24)	B+	1
S4		1,000	999	794	(205)	BB	1

Total Single Issuer TPS		$7,000	$6,875	$5,962	$(913)		4

Total TPS		$103,625	$42,650	$33,039	$(9,611)		874

(1)	Some current deferrals are expected to cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $159,052 as of June 30, 2013 is highly rated with an average entity-specific rating of AA and 98.7% of the portfolio rated A or better. General obligation bonds comprise 99.0% of the portfolio. Geographically, municipal bonds support the Corporation’s footprint as 78.5% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $994. In addition to the strong stand-alone ratings, 69.0% of the municipalities have purchased credit enhancement insurance to strengthen the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At June 30, 2013 and December 31, 2012, the Corporation’s FHLB stock totaled $19,786 and $24,560, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans
June 30, 2013
Commercial real estate	$2,483,062	$383,474	$2,866,536
Commercial and industrial	1,663,065	87,805	1,750,870
Commercial leases	136,268	—	136,268

Total commercial loans and leases	4,282,395	471,279	4,753,674
Direct installment	1,236,888	65,003	1,301,891
Residential mortgages	662,208	397,436	1,059,644
Indirect installment	598,771	9,187	607,958
Consumer lines of credit	779,047	89,945	868,992
Other	44,930	—	44,930

	$7,604,239	$1,032,850	$8,637,089

	Originated Loans	Acquired Loans	Total Loans
December 31, 2012
Commercial real estate	$2,448,471	$258,575	$2,707,046
Commercial and industrial	1,555,301	47,013	1,602,314
Commercial leases	130,133	—	130,133

Total commercial loans and leases	4,133,905	305,588	4,439,493
Direct installment	1,108,865	69,665	1,178,530
Residential mortgages	653,826	438,402	1,092,228
Indirect installment	568,324	13,713	582,037
Consumer lines of credit	732,534	72,960	805,494
Other	39,937	—	39,937

	$7,237,391	$900,328	$8,137,719

The carrying amount of acquired loans at June 30, 2013 totaled $1,032,850, including purchased credit-impaired (PCI) loans with a carrying amount of $17,181, while the carrying amount of acquired loans at December 31, 2012 totaled $900,328, including PCI loans with a carrying amount of $16,623. The outstanding contractual balance receivable of acquired loans at June 30, 2013 totaled $1,090,855, including PCI loans with an outstanding contractual balance receivable of $44,474, while the outstanding contractual balance receivable of acquired loans at December 31, 2012 totaled $949,862, including PCI loans with an outstanding contractual balance receivable of $41,134.

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

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, northeastern Ohio, northern West Virginia and central Maryland. The commercial real estate portfolio also includes loans in Florida, which totaled $49,795 or 0.6% of total loans at June 30, 2013, compared to $68,627 or 0.8% of total loans at December 31, 2012. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which equaled $172,314 or 2.0% of total loans at June 30, 2013, compared to $170,999 or 2.1% of total loans at December 31, 2012. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of June 30, 2013, 47.1% of the commercial real estate loans were owner-occupied, while the remaining 52.9% were non-owner-occupied, compared to 46.5% and 53.5%, respectively, as of December 31, 2012. As of June 30, 2013 and December 31, 2012, the Corporation had commercial construction loans of $218,486 and $190,206, respectively, representing 2.5% and 2.3% of total loans, respectively.

ASC 310-30 Loans

All loans acquired in the ANNB and Parkvale acquisitions, except for revolving loans, are accounted for in accordance with ASC 310-30. Revolving loans are accounted for under ASC 310-20. The Corporation’s allowance for loan losses for acquired loans reflects only those losses incurred after acquisition.

The following table reflects amounts at acquisition for all purchased loans subject to ASC310-30 (impaired and non-impaired) acquired from ANNB in 2013 and Parkvale in 2012:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from ANNB in 2013
Contractually required cash flows at acquisition	$12,200	$349,903	$362,103
Non-accretable difference (expected losses and foregone interest)	(7,829)	(45,105)	(52,934)

Cash flows expected to be collected at acquisition	4,371	304,798	309,169
Accretable yield	(523)	(53,136)	(53,659)

Basis in acquired loans at acquisition	$3,848	$251,662	$255,510

Acquired from Parkvale in 2012
Contractually required cash flows at acquisition	$12,224	$1,327,342	$1,339,566
Non-accretable difference (expected losses and foregone interest)	(6,070)	(214,541)	(220,611)

Cash flows expected to be collected at acquisition	6,154	1,112,801	1,118,955
Accretable yield	(589)	(293,594)	(294,183)

Basis in acquired loans at acquisition	$5,565	$819,207	$824,772

The following table provides a summary of change in accretable yield for all acquired loans:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Six Months Ended June 30, 2013
Balance at beginning of period	$778	$253,375	$254,153
Acquisitions	523	53,136	53,659
Reduction due to unexpected early payoffs	—	(20,908)	(20,908)
Reclass from non-accretable difference	6,055	3,851	9,906
Disposals/transfers	(96)	(146)	(242)
Accretion	(1,628)	(15,803)	(17,431)

Balance at end of period	$5,632	$273,505	$279,137

Year Ended December 31, 2012
Balance at beginning of period	$2,477	$49,229	$51,706
Acquisitions	589	293,594	294,183
Reduction due to unexpected early payoffs	—	(57,840)	(57,840)
Reclass from non-accretable difference	3,539	10,915	14,454
Disposals/transfers	(49)	(615)	(664)
Accretion	(5,778)	(41,908)	(47,686)

Balance at end of period	$778	$253,375	$254,153

Purchased Credit-Impaired (PCI) Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans identified in the Corporation’s acquisition of ANNB:

	At Acquisition	June 30, 2013
Outstanding balance	$12,785	$12,433
Carrying amount	3,848	3,377
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	—
Allowance reduction recognized since acquisition	n/a	—

Following is information about PCI loans identified in the Corporation’s acquisition of Parkvale:

	At Acquisition	December 31, 2012
Outstanding balance	$9,135	$3,704
Carrying amount	5,565	2,552
Allowance for loan losses	n/a	103
Impairment recognized since acquisition	n/a	103
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Contractual Receivable	Non- Accretable Difference	Expected Cash Flows	Accretable Yield	Carrying Amount
For the Six Months Ended June 30, 2013
Balance at beginning of period	$41,134	$(23,733)	$17,401	$(778)	$16,623
Acquisitions	12,785	(8,414)	4,371	(523)	3,848
Accretion	—	—	—	1,628	1,628
Payments received	(2,536)	—	(2,536)	—	(2,536)
Reclass from non-accretable difference	—	6,055	6,055	(6,055)	—
Disposals/transfers	(8,332)	5,854	(2,478)	96	(2,382)
Contractual interest	1,423	(1,423)	—	—	—

Balance at end of period	$44,474	$(21,661)	$22,813	$(5,632)	$17,181

For the Year Ended December 31, 2012
Balance at beginning of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839
Acquisitions	9,135	(2,981)	6,154	(589)	5,565
Accretion	—	—	—	5,778	5,778
Payments received	(9,556)	—	(9,556)	—	(9,556)
Reclass from non-accretable difference	—	3,539	3,539	(3,539)	—
Disposals/transfers	(12,494)	11,442	(1,052)	49	(1,003)
Contractual interest	2,356	(2,356)	—	—	—

Balance at end of period	$41,134	$(23,733)	$17,401	$(778)	$16,623

The accretion in the table above includes $6,055 in 2013 and $3,539 in 2012 that primarily represents payoffs received on certain loans in excess of expected cash flows.

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

Following is a summary of non-performing assets:

	June 30, 2013	December 31, 2012
Non-accrual loans	$67,034	$66,004
Troubled debt restructurings	17,488	14,876

Total non-performing loans	84,522	80,880
Other real estate owned (OREO)	37,370	35,257

Total non-performing loans and OREO	121,892	116,137
Non-performing investments	610	2,809

Total non-performing assets	$122,502	$118,946

Asset quality ratios:
Non-performing loans as a percent of total loans	0.98%	0.99%
Non-performing loans + OREO as a percent of total loans + OREO	1.40%	1.42%
Non-performing assets as a percent of total assets	0.97%	0.99%

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans originated and loans acquired:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
Originated loans:
June 30, 2013
Commercial real estate	$5,786	$515	$47,953	$54,254	$2,428,808	$2,483,062
Commercial and industrial	3,669	465	8,343	12,477	1,650,588	1,663,065
Commercial leases	1,177	—	676	1,853	134,415	136,268

Total commercial loans and leases	10,632	980	56,972	68,584	4,213,811	4,282,395
Direct installment	7,905	2,515	4,191	14,611	1,222,277	1,236,888
Residential mortgages	12,343	1,062	4,551	17,956	644,252	662,208
Indirect installment	4,421	289	1,167	5,877	592,894	598,771
Consumer lines of credit	2,136	521	153	2,810	776,237	779,047
Other	41	10	—	51	44,879	44,930

	$37,478	$5,377	$67,034	$109,889	$7,494,350	$7,604,239

December 31, 2012
Commercial real estate	$5,786	$533	$47,895	$54,214	$2,394,257	$2,448,471
Commercial and industrial	7,310	456	6,017	13,783	1,541,518	1,555,301
Commercial leases	1,671	—	965	2,636	127,497	130,133

Total commercial loans and leases	14,767	989	54,877	70,633	4,063,272	4,133,905
Direct installment	8,834	2,717	3,342	14,893	1,093,972	1,108,865
Residential mortgages	15,821	2,365	2,891	21,077	632,749	653,826
Indirect installment	5,114	374	1,039	6,527	561,797	568,324
Consumer lines of credit	1,633	247	355	2,235	730,299	732,534
Other	36	15	3,500	3,551	36,386	39,937

	$46,205	$6,707	$66,004	$118,916	$7,118,475	$7,237,391

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due (1)	Current	Discount	Total Loans
Acquired Loans:
June 30, 2013
Commercial real estate	$10,056	$17,809	—	$27,865	$373,126	$(17,517)	$383,474
Commercial and industrial	3,122	5,264	—	8,386	81,402	(1,983)	87,805
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	13,178	23,073	—	36,251	454,528	(19,500)	471,279
Direct installment	1,839	910	—	2,749	59,419	2,835	65,003
Residential mortgages	8,962	21,122	—	30,084	403,058	(35,706)	397,436
Indirect installment	264	48	—	312	9,604	(729)	9,187
Consumer lines of credit	975	500	—	1,475	93,375	(4,905)	89,945
Other	—	—	—	—	—	—	—

	$25,218	$45,653	—	$70,871	$1,019,984	$(58,005)	$1,032,850

December 31, 2012
Commercial real estate	$6,829	$13,597	—	$20,426	$250,116	$(11,967)	$258,575
Commercial and industrial	1,653	138	—	1,791	47,351	(2,129)	47,013
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	8,482	13,735	—	22,217	297,467	(14,096)	305,588
Direct installment	1,454	947	—	2,401	63,502	3,762	69,665
Residential mortgages	12,137	21,069	—	33,206	439,620	(34,424)	438,402
Indirect installment	347	56	—	403	14,089	(779)	13,713
Consumer lines of credit	379	778	—	1,157	75,800	(3,997)	72,960
Other	—	—	—	—	—	—	—

	$22,799	$36,585	—	$59,384	$890,478	$(49,534)	$900,328

(1)	Past due information for loans acquired is based on the contractual balance outstanding at June 30, 2013 and December 31, 2012.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans by credit quality category, segregated by loans originated and loans acquired:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans:
June 30, 2013
Commercial real estate	$2,322,000	$47,001	$111,250	$2,811	$2,483,062
Commercial and industrial	1,555,170	47,786	59,952	157	1,663,065
Commercial leases	135,059	320	889	—	136,268

	$4,012,229	$95,107	$172,091	$2,968	$4,282,395

December 31, 2012
Commercial real estate	$2,282,139	$57,938	$106,258	$2,136	$2,448,471
Commercial and industrial	1,472,598	32,227	49,814	662	1,555,301
Commercial leases	126,283	243	3,607	—	130,133

	$3,881,020	$90,408	$159,679	$2,798	$4,133,905

Acquired Loans:
June 30, 2013
Commercial real estate	$282,317	$46,703	$49,796	$4,658	$383,474
Commercial and industrial	65,698	6,717	14,689	701	87,805
Commercial leases	—	—	—	—	—

	$348,015	$53,420	$64,485	$5,359	$471,279

December 31, 2012
Commercial real estate	$204,300	$14,713	$39,093	$469	$258,575
Commercial and industrial	39,596	3,611	3,804	2	47,013
Commercial leases	—	—	—	—	—

	$243,896	$18,324	$42,897	$471	$305,588

Credit quality information for acquired loans is based on the contractual balance outstanding at June 30, 2013 and December 31, 2012. The increase in acquired loans in 2013 primarily relates to the ANNB acquisition on April 6, 2013.

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non- Performing	Total
June 30, 2013
Direct installment	$1,226,619	$10,269	$1,236,888
Residential mortgages	647,797	14,411	662,208
Indirect installment	597,490	1,281	598,771
Consumer lines of credit	778,333	714	779,047
Other	44,930	—	44,930
December 31, 2012
Direct installment	$1,100,324	$8,541	$1,108,865
Residential mortgages	642,406	11,420	653,826
Indirect installment	567,192	1,132	568,324
Consumer lines of credit	731,788	746	732,534
Other	36,437	3,500	39,937

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, the Corporation does not consider loans for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit, commercial leases and commercial loan relationships less than $500. For commercial loan relationships greater than or equal to $500, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans, interest on impaired loans, except those classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Six Months Ended June 30, 2013
With no specific allowance recorded:
Commercial real estate	$34,050	$46,816	$—	$34,419
Commercial and industrial	9,588	12,103	—	10,249
Commercial leases	676	676	—	667

Total commercial loans and leases	44,314	59,595	—	45,335
Direct installment	10,269	10,495	—	10,087
Residential mortgages	14,408	14,629	—	13,696
Indirect installment	1,281	2,604	—	1,184
Consumer lines of credit	714	763	—	761
Other	—	—	—	875
With a specific allowance recorded:
Commercial real estate	14,458	23,831	2,811	13,813
Commercial and industrial	127	131	127	421
Commercial leases	—	—	—	—

Total commercial loans and leases	14,585	23,962	2,938	14,234
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	48,508	70,647	2,811	48,232
Commercial and industrial	9,715	12,234	127	10,670
Commercial leases	676	676	—	667

Total commercial loans and leases	58,899	83,557	2,938	59,569
Direct installment	10,269	10,495	—	10,087
Residential mortgages	14,408	14,629	—	13,696
Indirect installment	1,281	2,604	—	1,184
Consumer lines of credit	714	763	—	761
Other	—	—	—	875

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Year Ended December 31, 2012
With no specific allowance recorded:
Commercial real estate	$37,119	$50,234	$—	$36,426
Commercial and industrial	7,074	9,597	—	6,992
Commercial leases	965	—	—	1,053

Total commercial loans and leases	45,158	59,831	—	44,471
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500
With a specific allowance recorded:
Commercial real estate	12,623	21,877	2,136	14,522
Commercial and industrial	590	590	590	592
Commercial leases	—	—	—	—

Total commercial loans and leases	13,213	22,467	2,726	15,114
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	49,742	72,111	2,136	50,948
Commercial and industrial	7,664	10,187	590	7,584
Commercial leases	965	—	—	1,053

Total commercial loans and leases	58,371	82,298	2,726	59,585
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans totaling $17,181 and $16,623 at June 30, 2013 and December 31, 2012, respectively. These tables do not reflect the additional allowance for loan losses relating to acquired loans in the following pools and categories: commercial real estate of $1,724; commercial and industrial of $1,131; direct installment of $949: residential mortgages of $1,312; and indirect installment of $315, totaling $5,431 at June 30, 2013 and commercial real estate of $1,955; commercial and industrial of $1,140; direct installment of $657; residential mortgages of $69; and indirect installment of $359, totaling $4,180 at December 31, 2012.

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

Following is a summary of the composition of total TDRs:

	June 30, 2013	December 31, 2012
Accruing:
Performing	$9,362	$12,659
Non-performing	17,488	14,876
Non-accrual	12,420	12,385

	$39,270	$39,920

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the six months ended June 30, 2013, the Corporation returned to performing status $731 in restructured loans, all of which were secured by residential mortgages that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $738 and $41 at June 30, 2013 and December 31, 2012, respectively, and pooled reserves for individual loans under $500 of $116 and $297 for those same periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,072 and $1,455 at June 30, 2013 and December 31, 2012, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	5	$1,029	$882
Commercial and industrial	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	—	—	—	5	1,029	882
Direct installment	75	743	715	184	1,904	1,833
Residential mortgages	17	804	804	31	1,519	1,507
Indirect installment	5	15	14	15	71	70
Consumer lines of credit	4	28	28	13	201	199
Other	—	—	—	—	—	—

	101	$1,590	$1,561	248	$4,724	$4,491

	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	3	$760	$751	3	$760	$751
Commercial and industrial	2	80	78	3	203	124
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	5	840	829	6	963	875
Direct installment	86	320	300	180	1,367	1,349
Residential mortgages	13	815	862	26	1,194	1,276
Indirect installment	7	58	57	13	67	66
Consumer lines of credit	—	—	—	2	3	3
Other	—	—	—	—	—	—

	111	$2,033	$2,048	227	$3,594	$3,569

Following is a summary of TDRs, by class of loans, for which there was a payment default during the periods indicated, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended June 30, 2013 (1)		Six Months Ended June 30, 2013 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	1	$764	1	$764
Commercial and industrial	—	—	1	32
Commercial leases	—	—	—	—

Total commercial loans and leases	1	764	2	796
Direct installment	24	276	32	375
Residential mortgages	2	114	4	232
Indirect installment	3	35	4	45
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	30	$1,189	42	$1,448

	Three Months Ended June 30, 2012 (1)		Six Months Ended June 30, 2012 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	—	—
Direct installment	26	79	29	83
Residential mortgages	1	35	2	182
Indirect installment	2	1	3	3
Consumer lines of credit	1	1	1	1
Other	—	—	—	—

	30	$116	35	$269

(1)	The recorded investment is as of period end.

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

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended June 30, 2013
Commercial real estate	$40,012	$(415)	$99	$(316)	$(4,030)	$35,666
Commercial and industrial	28,838	(2,525)	147	(2,378)	6,026	32,486
Commercial leases	1,696	(191)	40	(151)	211	1,756

Total commercial loans and leases	70,546	(3,131)	286	(2,845)	2,207	69,908
Direct installment	15,100	(2,296)	249	(2,047)	2,940	15,993
Residential mortgages	4,978	(350)	11	(339)	481	5,120
Indirect installment	5,152	(732)	195	(537)	1,011	5,626
Consumer lines of credit	6,045	(387)	62	(325)	701	6,421
Other	683	(211)	—	(211)	(691)	(219)

Total allowance on originated loans	102,504	(7,107)	803	(6,304)	6,649	102,849

Purchased credit-impaired loans	583	—	—	—	(258)	325
Other acquired loans	4,615	(1,056)	35	(1,021)	1,512	5,106

Total allowance on acquired loans	5,198	(1,056)	35	(1,021)	1,254	5,431

Total allowance	$107,702	$(8,163)	$838	$(7,325)	$7,903	$108,280

Three Months Ended June 30, 2012
Commercial real estate	$44,397	$(1,895)	$100	$(1,795)	$(4,122)	$38,480
Commercial and industrial	26,874	(2,260)	259	(2,001)	5,906	30,779
Commercial leases	1,669	(158)	33	(125)	130	1,674

Total commercial loans and leases	72,940	(4,313)	392	(3,921)	1,914	70,933
Direct installment	13,750	(1,799)	229	(1,570)	2,356	14,536
Residential mortgages	4,499	(494)	46	(448)	208	4,259
Indirect installment	5,385	(715)	143	(572)	853	5,666
Consumer lines of credit	5,361	(455)	34	(421)	326	5,266
Other	158	(287)	—	(287)	1,116	987

Total allowance on originated loans	102,093	(8,063)	844	(7,219)	6,773	101,647

Purchased credit-impaired loans	—	(254)	—	(254)	254	—
Other acquired loans	—	—	—	—	—	—

Total allowance on acquired loans	—	(254)	—	(254)	254	—

Total allowance	$102,093	$(8,317)	$844	$(7,473)	$7,027	$101,647

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Six Months Ended June 30, 2013
Commercial real estate	$34,810	$(2,702)	$1,526	$(1,176)	$2,032	$35,666
Commercial and industrial	31,849	(2,733)	503	(2,230)	2,867	32,486
Commercial leases	1,744	(248)	102	(146)	158	1,756

Total commercial loans and leases	68,403	(5,683)	2,131	(3,552)	5,057	69,908
Direct installment	15,130	(4,641)	482	(4,159)	5,022	15,993
Residential mortgages	5,155	(559)	40	(519)	484	5,120
Indirect installment	5,449	(1,542)	388	(1,154)	1,331	5,626
Consumer lines of credit	6,057	(729)	149	(580)	944	6,421
Other	—	(388)	—	(388)	169	(219)

Total allowance on originated loans	100,194	(13,542)	3,190	(10,352)	13,007	102,849

Purchased credit-impaired loans	759	(156)	—	(156)	(278)	325
Other acquired loans	3,421	(1,269)	239	(1,030)	2,715	5,106

Total allowance on acquired loans	4,180	(1,425)	239	(1,186)	2,437	5,431

Total allowance	$104,374	$(14,967)	$3,429	$(11,538)	$15,444	$108,280

Six Months Ended June 30, 2012
Commercial real estate	$43,283	$(3,252)	$259	$(2,993)	$(1,810)	$38,480
Commercial and industrial	25,476	(3,340)	368	(2,972)	8,275	30,779
Commercial leases	1,556	(293)	99	(194)	312	1,674

Total commercial loans and leases	70,315	(6,885)	726	(6,159)	6,777	70,933
Direct installment	14,814	(3,923)	496	(3,427)	3,149	14,536
Residential mortgages	4,437	(641)	123	(518)	340	4,259
Indirect installment	5,503	(1,440)	275	(1,165)	1,328	5,666
Consumer lines of credit	5,447	(754)	109	(645)	464	5,266
Other	146	(446)	—	(446)	1,287	987

Total allowance on originated loans	100,662	(14,089)	1,729	(12,360)	13,345	101,647

Purchased credit-impaired loans	—	(254)	—	(254)	254	—
Other acquired loans	—	—	—	—	—	—

Total allowance on acquired loans	—	(254)	—	(254)	254	—

Total allowance	$100,662	$(14,343)	$1,729	$(12,614)	$13,599	$101,647

Following is a summary of the individual and collective originated allowance for loan losses and corresponding loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2013
Commercial real estate	$2,811	$32,855	$2,483,062	$35,733	$2,447,329
Commercial and industrial	127	32,359	1,663,065	5,404	1,657,661
Commercial leases	—	1,756	136,268	—	136,268

Total commercial loans and leases	2,938	66,970	4,282,395	41,137	4,241,258
Direct installment	—	15,993	1,236,888	—	1,236,888
Residential mortgages	—	5,120	662,208	—	662,208
Indirect installment	—	5,626	598,771	—	598,771
Consumer lines of credit	—	6,421	779,047	—	779,047
Other	—	(219)	44,930	—	44,930

	$2,938	$99,911	$7,604,239	$41,137	$7,563,102

December 31, 2012
Commercial real estate	$2,136	$32,674	$2,448,471	$35,024	$2,413,447
Commercial and industrial	590	31,259	1,555,301	1,624	1,553,677
Commercial leases	—	1,744	130,133	—	130,133

Total commercial loans and leases	2,726	65,677	4,133,905	36,648	4,097,257
Direct installment	—	15,130	1,108,865	—	1,108,865
Residential mortgages	—	5,155	653,826	—	653,826
Indirect installment	—	5,449	568,324	—	568,324
Consumer lines of credit	—	6,057	732,534	—	732,534
Other	—	—	39,937	—	39,937

	$2,726	$97,468	$7,237,391	$36,648	$7,200,743

BORROWINGS

Following is a summary of short-term borrowings:

	June 30, 2013	December 31, 2012
Securities sold under repurchase agreements	$714,540	$807,820
Federal funds purchased	185,000	140,000
Subordinated notes	131,077	135,318

	$1,030,617	$1,083,138

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	June 30, 2013	December 31, 2012
Federal Home Loan Bank advances	$82	$88
Subordinated notes	83,014	79,897
Other subordinated debt	8,744	8,850
Convertible debt	580	590

	$92,420	$89,425

The Corporation’s banking affiliate has available credit with the FHLB of $2,803,064 of which $82 was used as of June 30, 2013. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 3.78% to 4.19% for the six months ended June 30, 2013 and for the year ended December 31, 2012.

JUNIOR SUBORDINATED DEBT

The Corporation has five unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust I, F.N.B. Statutory Trust II, Omega Financial Capital Trust I, Sun Bancorp Statutory Trust I and Annapolis Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Annapolis Bancorp Statutory Trust I was acquired in conjunction with the ANNB acquisition completed on April 6, 2013. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of a previous acquisition.

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as Tier 1 capital under the Board of Governors of the Federal Reserve System (FRB) guidelines. Under recently issued capital guidelines, these TPS obligations are subject to limitations when total assets of the Corporation exceed $15,000,000. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

During the second quarter of 2013, $15,000 of the Corporation-issued TPS were repurchased at a discount and the related debt extinguished. This $15,000 was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. The regulatory capital ratios at June 30, 2013 reflect this $15,000 debt extinguishment of TPS.

The following table provides information relating to the Trusts as of June 30, 2013:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust I	$110,000	$3,866	$113,866	3/31/33	3.53%	Variable; LIBOR + 325 basis points (bps)
F.N.B. Statutory Trust II	21,500	665	22,165	6/15/36	1.92%	Variable; LIBOR + 165 bps
Omega Financial Capital Trust I	36,000	1,114	36,003	10/18/34	2.47%	Variable; LIBOR + 219 bps
Sun Bancorp Statutory Trust I	16,500	511	17,011	2/22/31	10.20%	Fixed
Annapolis Bancorp Statutory Trust I	5,000	155	5,155	3/26/33	3.43%	Variable; LIBOR + 315 bps

	$189,000	$6,311	$194,200

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

Commercial Borrower Derivatives

The Corporation enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. The Corporation seeks to minimize counterparty credit risk by entering into transactions with only high-quality institutions. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.

Equity-Indexed Certificates of Deposit

In December 2012, the Corporation began offering its customers a certificate of deposit (CD) which provides the purchaser a guaranteed return of principal at maturity plus potential equity return and allows the Corporation to identify a known cost of funds. The rate of return is based on the performance of an equity index or basket of stocks. Because it is based on an equity index, the rate of return represents an embedded derivative that is not clearly and closely related to the host instrument. ASC 815 requires that the CD be separated into its two components: a zero coupon CD (the host instrument) and a written option purchased by the depositor (an embedded derivative). The discount on the zero coupon CD is amortized over the life of the deposit, and the written option is carried at fair value on the Corporation’s consolidated balance sheet, with changes in fair value recorded through earnings. The Corporation offsets the risk of the written option by purchasing an option with terms that mirror the written option and that is also carried at fair value on the Corporation’s consolidated balance sheet. These two offsetting derivatives are considered freestanding and neither is eligible for hedge designation. The fair values of the written option and the Corporation’s purchased option at June 30, 2013 are not material.

Risk Management Derivatives

The Corporation entered into three separate interest rate derivative agreements between December 2012 and July 2013 in order to manage its net interest income by increasing the stability of the net interest income over a range of potential interest rate scenarios. Interest rate swaps are also used to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings or when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately.

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

At June 30, 2013, the Corporation was party to 294 swaps with customers with notional amounts totaling $782,926 and 258 swaps with derivative counterparties with notional amounts totaling $932,926.

Derivative assets are classified in the balance sheet under “other assets” and derivative liabilities are classified in the balance sheet under “other liabilities.” The following tables present information about derivative assets and derivative liabilities that are subject to enforceable master netting agreements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Offsetting of Derivative Assets:
June 30, 2013
Derivative assets subject to master netting arrangement:
Interest rate contracts	$2,003	—	$2,003
Equity contracts	28		28
Derivative assets not subject to master netting arrangement:
Interest rate contracts	35,607	—	35,607

Total derivative assets	$37,638	—	$37,638

December 31, 2012
Derivative assets subject to master netting arrangement:
Equity contracts	$16	—	$16
Derivative assets not subject to master netting arrangement:
Interest rate contracts	57,992	—	57,992

Total derivative assets	$58,008	—	$58,008

Offsetting of Derivative Liabilities:
June 30, 2013
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$42,931	—	$42,931
Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	1,463		1,463
Equity contracts	28	—	28

Total derivative liabilities	$44,422	—	$44,422

December 31, 2012
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$58,134	—	$58,134
Derivative liabilities not subject to master netting arrangement:
Equity contracts	16	—	16

Total derivative liabilities	$58,150	—	$58,150

The following tables present a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Gross Amounts Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets:
June 30, 2013
Counterparty B	$46	$46	$—	$—
Counterparty D	204	204	—	—
Counterparty E	1,047	1,047	—	—
Counterparty F	222	222	—	—
Counterparty G	121	121	—	—
Counterparty I	391	391	—	—

	$2,031	$2,031	—	—

December 31, 2012
Counterparty E	$16	—	—	$16

Derivative Liabilities:
June 30, 2013
Counterparty A	$5,746	$5,746	$—	$—
Counterparty B	3,851	3,851	—	—
Counterparty C	1,617	1,617	—	—
Counterparty D	10,521	10,510	11	—
Counterparty E	5,954	5,650	—	304
Counterparty F	8	8	—
Counterparty G	5,529	5,529	—	—
Counterparty H	2,825	552	—	2,273
Counterparty I	6,880	6,880	—	—

	$42,931	$40,343	$11	$2,577

December 31, 2012
Counterparty A	$8,393	$8,393	—	$—
Counterparty B	5,601	5,601	—	—
Counterparty C	2,145	2,145	—	—
Counterparty D	12,354	12,354	—	—
Counterparty E	8,846	8,846	—	—
Counterparty F	353	282	—	71
Counterparty G	5,497	5,497	—	—
Counterparty H	3,937	1,775	—	2,162
Counterparty I	11,008	11,008	—	—

	$58,134	$55,901	—	$2,233

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Six Months Ended
	Statement	June 30,
	Location	2013	2012
Interest Rate Products	Other income	$368	$(233)

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of June 30, 2013, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $42,210. At June 30, 2013, the Corporation has posted collateral with derivative counterparties with a fair value of $41,050 and cash collateral of $11. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $2,947 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at June 30, 2013 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	June 30, 2013	December 31, 2012
Commitments to extend credit	$2,878,864	$2,600,355
Standby letters of credit	138,727	130,912

At June 30, 2013, funding of 75.4% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

On October 19, 2012, the parties to the Ord and Clarey Actions participated in a mediation required pursuant to the local rules of the court. On October 22, 2012, the parties filed a Joint Motion to Stay Pending Settlement Approval requesting that the court stay all proceedings due to the parties having reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the Ord and Clarey Actions on a class-wide basis. On February 12, 2013, the court granted preliminary approval of the proposed settlement. On June 21, 2013, the court granted final approval of the settlement. The settlement provides for a full and complete release of claims by the plaintiffs and the settlement class members, and in return FNBPA has created a settlement fund of $3,000 for distribution to the settlement class members after certain court-approved reductions, including attorney’s fees and expenses. The Corporation accrued amounts related to the proposed settlement in October 2012 and funded the settlement in February 2013. FNBPA will credit all accounts of the settlement class members who are still customers and the settlement administrator will issue checks to all class members who are no longer customers by the end of August 2013.

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

On February 7, 2013, the plaintiff filed an amended complaint with additional allegations regarding certain purported non-disclosures relating to the proxy statement/prospectus for the pending merger filed with the SEC on January 23, 2013. On February 22, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, ANNB, the ANNB board of directors, the Corporation and the plaintiff reached an agreement in principle to settle the action, and expect to memorialize that agreement in a written agreement. As part of this agreement in principle, the Corporation and ANNB agreed to disclose additional information in the proxy statement/prospectus filed on February 25, 2013. No substantive term of the merger agreement was modified as part of this settlement. The settlement agreement will be subject to court approval. Plaintiff filed a Motion for Preliminary Approval of Class Action Settlement on July 3, 2013.

BCSB Bancorp, Inc., Stockholder Litigation

On June 21, 2013, a purported stockholder of BCSB filed a derivative complaint on behalf of BCSB in the Circuit Court for Baltimore City, Maryland, captioned Darr v. Bouffard, et al, at Case No. 24-C-13-004131, and naming as defendants, BCSB, its board of directors and the Corporation. The lawsuit makes various allegations against the defendants, including that the merger consideration is inadequate and undervalues the company, that the director defendants breached their fiduciary duties to BCSB in approving the merger and that the Corporation aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring the defendants from consummating the merger transaction. If the companies complete the transaction before the court enters judgment, the lawsuit seeks rescission of the merger or, in the alternative, rescissory damages, an accounting for all resulting damages and for all profits and any special benefits defendants obtained as a result of the alleged breaches of fiduciary duty, and an award for the costs and expenses incurred in the lawsuit, including attorneys’ fees and costs.

PVF Capital Corp. Stockholder Litigation

On July 24, 2013, a purported shareholder of PVF filed a putative class action complaint in the U.S. District Court for the Northern District of Ohio, captioned Kugelman v. PVF Capital Corp., et al., Case No. 1:13-cv-01606, and naming as defendants PVF, its board of directors and the Corporation. The plaintiff alleges that the disclosures in PVF’s proxy statement are inadequate, and that the director defendants breached their fiduciary duties to PVF by approving the proposed merger and by their involvement in preparing the proxy statement. The plaintiff seeks an injunction barring the defendants from completing the merger; rescission of the merger agreement to the extent already implemented or, in the alternative, and award of rescissory damages; an accounting to plaintiff for all damages caused by the defendants; and an award of the costs and expenses incurred by the plaintiff in the lawsuit, including a reasonable allowance for counsel fees and expert fees. Based on the facts known to date, the defendants believe that the claims asserted in the complaint are without merit.

The Corporation intends to vigorously defend the stockholder claims in both the BCSB and PVF matters. Currently, it is not yet possible for the Corporation to estimate the potential losses, if any. Although it is not possible to predict the ultimate resolution or any potential financial liability with respect to these litigation matters, management after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of either of these proceedings will have a material adverse effect on the Corporation’s financial position or cash flows; although, at the present time, management is not in a position to determine whether such proceedings will have a material adverse effect on the Corporation’s results of operations in any future quarterly reporting period.

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the six months ended June 30, 2013 and 2012, the Corporation issued 328,434 and 275,674 restricted stock awards with aggregate weighted average grant date fair values of $3,607 and $3,384, respectively, under these Plans. As of June 30, 2013, the Corporation had available up to 2,744,671 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $2,094 and $1,614 for the six months ended June 30, 2013 and 2012, the tax benefit of which was $733 and $565, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2013		2012
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,913,073	$9.17	1,846,115	$8.44
Granted	328,434	10.98	275,674	12.28
Vested	(734,129)	7.90	(166,150)	8.02
Forfeited	(622)	9.23	(126,398)	8.32
Dividend reinvestment	28,419	11.39	36,867	11.13

Unvested awards outstanding at end of period	1,535,175	10.21	1,866,108	9.10

The total fair value of awards vested was $8,259 and $2,044 for the six months ended June 30, 2013 and 2012, respectively.

As of June 30, 2013, there was $6,522 of unrecognized compensation cost related to unvested restricted stock awards, including $129 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of June 30, 2013 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	422,658	1,112,517	1,535,175
Unrecognized compensation expense	$2,311	$4,211	$6,522
Intrinsic value	$5,106	$13,439	$18,545
Weighted average remaining life (in years)	2.35	2.51	2.47

Stock Options

The Corporation did not grant stock options during the six months ended June 30, 2013 or 2012. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. No stock options were exercised during the six months ended June 30, 2013. Shares issued upon the exercise of stock options were 159,442 for the six months ended June 30, 2012.

The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	640,050	$13.21	586,020	$14.93
Assumed from acquisition	19,223	7.92	627,808	10.41
Exercised	—	—	(159,442)	8.85
Forfeited	(289,363)	15.05	(310,955)	13.84

Options outstanding and exercisable at end of period	369,910	11.49	743,431	12.87

The intrinsic value of outstanding and exercisable stock options at June 30, 2013 was $67.

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

In conjunction with the Parkvale acquisition, the warrant issued by Parkvale to the UST under the CPP has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. This warrant, which was recorded at its fair value on January 1, 2012, expires in 2018 and has an exercise price of $5.81 per share.

In conjunction with the ANNB acquisition, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant, which was recorded at its fair value on April 6, 2013, expires in 2019 and has an exercise price of $3.57 per share.

RETIREMENT AND OTHER POSTRETIREMENT BENEFIT PLANS

The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan that covered substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfied minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits were earned based on the employee’s compensation each year. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. The Corporation amended the RIP on October 20, 2010 to be frozen effective December 31, 2010.

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

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Service cost	$18	$17	$36	$34
Interest cost	1,427	1,541	2,854	3,082
Expected return on plan assets	(2,270)	(1,934)	(4,540)	(3,868)
Amortization:
Unrecognized net transition asset	(23)	(23)	(46)	(46)
Unrecognized prior service cost (credit)	2	2	4	4
Unrecognized loss	557	447	1,114	894

Net periodic pension benefit cost	$(289)	$50	$(578)	$100

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $4,535 and $4,093 for the six months ended June 30, 2013 and 2012, respectively.

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

The net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest cost	$8	$12	$16	$24
Amortization of unrecognized loss	—	3	—	6

Net periodic postretirement benefit cost	$8	$15	$16	$30

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

At June 30, 2013, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at June 30, 2013 based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$29,193	$29,130	$57,731	$50,712
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Arising during the period, net of tax (benefit) expense of $(6,101), $1,279, $(6,200) and $1,928	(11,330)	2,376	(11,514)	3,580
Less: reclassification adjustment for gains included in net income, net of tax expense of $19, $151, $258 and $188	(35)	(280)	(480)	(350)
Unrealized losses on derivative instruments, net of tax benefit of $2,080 and $2,453	(3,863)	—	(4,556)	—
Unrealized gains associated with pension and postretirement benefits, net of tax expense of $188, $150, $375 and $300	349	278	697	557

Other comprehensive income (loss)	(14,879)	2,374	(15,853)	3,787

Comprehensive income	$14,314	$31,504	$41,878	$54,499

The following table presents changes in accumulated other comprehensive income, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Non-Credit Related Loss on Debt Securities not Expected to be Sold	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2013
Beginning balance	$9,269	$(8,039)	$(171)	$(47,283)	$(46,224)
Other comprehensive income before reclassifications	(12,485)	971	(4,556)	697	(15,373)
Amounts reclassified from accumulated other comprehensive income	(480)	—	—	—	(480)

Net current period other comprehensive income	(12,965)	971	(4,556)	697	(15,853)

Ending balance	$(3,696)	$(7,068)	$(4,727)	$(46,586)	$(62,077)

The following table presents a summary of the reclassifications out of accumulated other comprehensive income:

Six Months Ended June 30, 2013

Details About Accumulated Other Comprehensive Income Component	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized net gains on securities available for sale	$(738)	Net securities gains
	258	Tax expense

	$(480)	Net of tax

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$29,193	$29,130	$57,731	$50,712

Basic weighted average common shares outstanding	144,380,873	139,093,641	142,028,751	138,996,110
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,463,291	1,440,391	1,436,919	1,446,214

Diluted weighted average common shares outstanding	145,844,164	140,534,032	143,465,670	140,442,324

Basic earnings per share	$0.20	$0.21	$0.41	$0.36

Diluted earnings per share	$0.20	$0.21	$0.40	$0.36

For the three months ended June 30, 2013 and 2012, 48,624 and 212,737 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the six months ended June 30, 2013 and 2012, 60,068 and 150,972 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Six Months Ended June 30	2013	2012
Interest paid on deposits and other borrowings	$25,127	$27,649
Income taxes paid	16,000	7,250
Transfers of loans to other real estate owned	8,780	8,139
Financing of other real estate owned sold	262	635

BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•

The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2013
Interest income	$97,217	$—	$27	$9,304	$1,293	$107,841
Interest expense	7,979	—	—	838	2,278	11,095
Net interest income	89,238	—	27	8,466	(985)	96,746
Provision for loan losses	6,031	—	—	1,678	194	7,903
Non-interest income	25,994	7,263	3,243	719	(468)	36,751
Non-interest expense	67,336	6,402	2,810	4,823	685	82,056
Intangible amortization	1,947	76	102	—	—	2,125
Income tax expense (benefit)	11,762	293	130	1,041	(1,006)	12,220
Net income (loss)	28,156	492	228	1,643	(1,326)	29,193
Total assets	12,387,990	19,201	20,666	179,396	(33,862)	12,573,391
Total intangibles	723,282	11,160	10,729	1,809	—	746,980

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2012
Interest income	$98,965	$2	$28	$8,672	$1,618	$109,285
Interest expense	11,394	—	—	896	2,514	14,804
Net interest income	87,571	2	28	7,776	(896)	94,481
Provision for loan losses	5,151	—	—	1,631	245	7,027
Non-interest income	24,409	6,001	2,967	587	(1,186)	32,778
Non-interest expense	62,897	5,054	2,774	4,582	806	76,113
Intangible amortization	2,183	80	106	—	—	2,369
Income tax expense (benefit)	12,692	318	42	834	(1,266)	12,620
Net income (loss)	29,057	551	73	1,316	(1,867)	29,130
Total assets	11,562,365	18,287	20,574	169,838	(20,325)	11,750,739
Total intangibles	691,011	11,472	11,139	1,809	—	715,431
At or for the Six Months Ended June 30, 2013
Interest income	$191,268	$—	$55	$18,320	$3,316	$212,959
Interest expense	16,897	—	—	1,694	4,526	23,117
Net interest income	174,371	—	55	16,626	(1,210)	189,842
Provision for loan losses	11,851	—	—	3,205	388	15,444
Non-interest income	49,753	14,378	6,802	1,348	(1,857)	70,424
Non-interest expense	130,304	12,488	5,621	9,339	1,181	158,933
Intangible amortization	3,756	152	203	—	—	4,111
Income tax expense (benefit)	22,934	643	369	2,089	(1,988)	24,047
Net income (loss)	55,279	1,095	664	3,341	(2,648)	57,731
Total assets	12,387,990	19,201	20,666	179,396	(33,862)	12,573,391
Total intangibles	723,282	11,160	10,729	1,809	—	746,980
At or for the Six Months Ended June 30, 2012
Interest income	$196,392	$4	$58	$17,028	$3,090	$216,572
Interest expense	24,218	—	—	1,867	5,085	31,170
Net interest income	172,174	4	58	15,161	(1,995)	185,402
Provision for loan losses	10,389	—	—	2,797	413	13,599
Non-interest income	47,856	11,883	6,470	1,084	(2,770)	64,523
Non-interest expense	134,690	9,743	5,711	9,187	1,174	160,505
Intangible amortization	4,278	160	212	—	—	4,650
Income tax expense (benefit)	20,426	721	216	1,642	(2,546)	20,459
Net income (loss)	50,247	1,263	389	2,619	(3,806)	50,712
Total assets	11,562,365	18,287	20,574	169,838	(20,325)	11,750,739
Total intangibles	691,011	11,472	11,139	1,809	—	715,431

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2013, 97% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Corporation determines the valuation of its investments in pooled TPS with the assistance of a third-party independent financial consulting firm that specializes in advisory services related to illiquid financial investments. The consulting firm provides the Corporation appropriate valuation methodology, performance assumptions, modeling techniques, discounted cash flows, discount rates using the underlying index plus 4.5-14%, and sensitivity analyses with respect to levels of defaults and deferrals necessary to produce losses.

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

The Level 3 CDOs could be subject to sensitivities in market risks that may cause the discount rates on these instruments to vary from those currently utilized to determine fair value. These discount rates vary today, but typically range between 4.5-14% over the coupon rate of the specific security. The valuations are somewhat sensitive to changes in the discount rate. For example, each 1% change in the discount rate will alter the fair value of these debt obligations by approximately $3,000 or 7% of the total book value. Factors that could influence the discount rate include: the overall health of the economy, the current and projected health of the banking system and its impact upon banks’ capital strategies, access to capital markets for the underlying debt issuers and regulatory matters. Generally, in an improving economy the health of the banking system should be improving and capital market access would be open, thus reducing market risk premiums and therefore discount rates for these instruments. Conversely, the opposite is true, a weakening economy puts pressure on the banking system and the financial health of banks. The Corporation takes all these factors into consideration when establishing a fair value for these Level 3 obligations.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2013
Assets measured at fair value:
Available for sale debt securities:
U.S. government-sponsored entities	$—	$356,220	$—	$356,220
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	217,298	—	217,298
Agency collateralized mortgage obligations	—	525,207	—	525,207
Non-agency collateralized mortgage obligations	—	21	2,076	2,097
States of the U.S. and political subdivisions	—	18,817	—	18,817
Collateralized debt obligations	—	—	27,077	27,077
Other debt securities	—	10,106	5,962	16,068

	—	1,127,669	35,115	1,162,784

Available for sale equity securities:
Financial services industry	615	1,046	409	2,070
Insurance services industry	49	—	—	49

	664	1,046	409	2,119

	664	1,128,715	35,524	1,164,903
Derivative financial instruments	—	37,638	—	37,638

	$664	$1,166,353	$35,524	$1,202,541

Liabilities measured at fair value:
Derivative financial instruments	—	$44,422	—	$44,422

	—	$44,422	—	$44,422

December 31, 2012
Assets measured at fair value:
Available for sale debt securities:
U.S. government-sponsored entities	$—	$354,457	$—	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	—	275,150	—	275,150
Agency collateralized mortgage obligations	—	469,547	—	469,547
Non-agency collateralized mortgage obligations	—	24	2,705	2,729
States of the U.S. and political subdivisions	—	24,824	—	24,824
Collateralized debt obligations	—	—	22,456	22,456
Other debt securities	—	14,621	6,892	21,513

	—	1,138,623	32,053	1,170,676

Available for sale equity securities:
Financial services industry	351	1,099	512	1,962
Insurance services industry	45	—	—	45

	396	1,099	512	2,007

	396	1,139,722	32,565	1,172,683
Derivative financial instruments	—	58,008	—	58,008

	$396	$1,197,730	$32,565	$1,230,691

Liabilities measured at fair value:
Derivative financial instruments	—	$58,150	—	$58,150

	—	$58,150	—	$58,150

The Corporation transferred out of Level 2 and Level 3 equity securities that now trade on NASDAQ. At June 30, 2013, the securities are classified as Level 1. There were no transfers of assets or liabilities between the hierarchy levels for the six months ended June 30, 2012.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Six Months Ended June 30, 2013
Balance at beginning of period	$22,456	$6,892	$512	$2,705	$32,565
Total gains (losses) – realized/unrealized:
Included in earnings	—	78	—	—	78
Included in other comprehensive income	3,611	21	17	(28)	3,621
Accretion included in earnings	1,535	4	—	8	1,547
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	19	—	—	—	19
Sales/redemptions	—	(1,033)	—	—	(1,033)
Settlements	(544)	—	—	(609)	(1,153)
Transfers from Level 3	—	—	(120)	—	(120)
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$27,077	$5,962	$409	$2,076	$35,524

Year Ended December 31, 2012
Balance at beginning of period	$5,998	$5,197	$408	$—	$11,603
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	917	732	104	49	1,802
Accretion included in earnings	2,515	9	—	20	2,544
Purchases, issuances, sales and settlements:
Purchases	16,569	954	—	4,230	21,753
Issuances	46	—	—	—	46
Sales/redemptions	(2,542)	—	—	—	(2,542)
Settlements	(1,047)	—	—	(1,594)	(2,641)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$22,456	$6,892	$512	$2,705	$32,565

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

For the six months ended June 30, 2013 and 2012, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates.

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

	Level 1	Level 2	Level 3	Total
June 30, 2013
Impaired loans	—	$3,886	$9,381	$13,267
Other real estate owned	—	5,695	3,494	9,189
December 31, 2012
Impaired loans	—	$14,325	$3,171	$17,496
Other real estate owned	—	5,771	13,540	19,311
Investment security, held-to-maturity:
Non-agency CMO	—	—	3,636	3,636

Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2013 had a carrying amount of $14,585 and an allocated allowance for loan losses of $2,938 at June 30, 2013. The allocated allowance is based on fair value of $13,267 less estimated costs to sell of $1,620. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $802 which was included in the provision for loan losses for the six months ended June 30, 2013.

OREO with a carrying amount of $9,634 was written down to $7,988 (fair value of $9,189 less estimated costs to sell of $1,116), resulting in a loss of $1,646, which was included in earnings for the six months ended June 30, 2013.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2013, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2013
Financial Assets
Cash and cash equivalents	$230,102	$230,102	$230,102	$—	$—
Securities available for sale	1,164,903	1,164,903	664	1,128,715	35,524
Securities held to maturity	1,149,481	1,153,077	—	1,144,994	8,083
Net loans, including loans held for sale	8,548,423	8,429,458	—	—	8,429,458
Bank owned life insurance	262,877	268,353	268,353	—	—
Derivative assets	37,638	37,638	—	37,638	—
Accrued interest receivable	32,664	32,664	32,664	—	—
Financial Liabilities
Deposits	9,646,198	9,660,801	7,218,161	2,442,640	—
Short-term borrowings	1,030,617	1,030,617	1,030,617	—	—
Long-term debt	92,420	94,415	—	—	94,415
Junior subordinated debt	194,200	186,350	—	—	186,350
Derivative liabilities	44,422	44,422	—	44,422	—
Accrued interest payable	7,044	7,044	7,044	—	—
December 31, 2012
Financial Assets
Cash and cash equivalents	$239,044	$239,044	$239,044	$—	$—
Securities available for sale	1,172,683	1,172,683	396	1,139,722	32,565
Securities held to maturity	1,106,563	1,143,213	—	1,128,524	14,689
Net loans, including loans held for sale	8,061,096	7,996,554	—	—	7,966,554
Bank owned life insurance	246,088	257,060	257,060	—	—
Derivative assets	58,008	58,008	—	58,008	—
Accrued interest receivable	30,210	30,210	30,210	—	—
Financial Liabilities
Deposits	9,082,174	9,117,757	6,546,316	2,571,441	—
Short-term borrowings	1,083,138	1,083,138	1,083,138	—	—
Long-term debt	89,425	92,329	—	—	92,329
Junior subordinated debt	204,019	172,246	—	—	172,246
Derivative liabilities	58,150	58,150	—	58,150	—
Accrued interest payable	9,054	9,054	9,054	—	—

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month and six-month periods ended June 30, 2013. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2012 Annual Report on Form 10-K filed with the SEC on February 28, 2013. The Corporation’s results of operations for the six months ended June 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

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

•

As demonstrated by the Parkvale and ANNB acquisitions and the pending PVF and BCSB acquisitions, the Corporation grows its business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties, involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders. In addition, with respect to the April 2013 acquisition of ANNB, the Corporation may experience difficulties in expanding into a new market area, including retention of customers and key personnel of ANNB and its subsidiary, BankAnnapolis.

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

The Corporation provides greater detail regarding some of these factors in the Risk Factors section of the 2012 Annual Report on Form 10-K and subsequent SEC filings. The Corporation’s forward-looking statements may also be subject to other risks and uncertainties, including those that may be discussed elsewhere in this Report or in SEC filings, accessible on the SEC’s website at www.sec.gov and on the Corporation’s website at www.fnbcorporation.com. The Corporation has included these web addresses as inactive textual references only. Information on these websites is not part of this document.

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

OVERVIEW

The Corporation, headquartered in Hermitage, Pennsylvania, is a regional diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania; Baltimore, Maryland and Cleveland, Ohio. The Corporation has more than 250 banking offices throughout Pennsylvania, Ohio, West Virginia and Maryland. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also has more than 70 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Net income for the three months ended June 30, 2013 was $29.2 million or $0.20 per diluted share, compared to net income for the three months ended June 30, 2012 of $29.1 million or $0.21 per diluted share. For the three months ended June 30, 2013, the Corporation’s return on average equity was 7.94% and its return on average assets was 0.94%, compared to 8.57% and 1.00%, respectively, for the three months ended June 30, 2012.

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

	Three Months Ended June 30,
	2013	2012
Return on average tangible equity:
Net income (annualized)	$117,094	$117,162
Amortization of intangibles, net of tax (annualized)	5,541	6,194

	$122,635	$123,356

Average total stockholders’ equity	$1,473,934	$1,367,333
Less: Average intangibles	(745,458)	(718,507)

	$728,476	$648,826

Return on average tangible equity	16.83%	19.01%

Return on average tangible assets:
Net income (annualized)	$117,094	$117,162
Amortization of intangibles, net of tax (annualized)	5,541	6,194

	$122,635	$123,356

Average total assets	$12,470,018	$11,734,221
Less: Average intangibles	(745,458)	(718,507)

	$11,724,560	$11,015,714

Return on average tangible assets	1.05%	1.12%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$39,291	$18	0.19%	$77,073	$39	0.20%
Taxable investment securities (1)	2,133,972	10,685	1.95	2,072,052	12,515	2.36
Non-taxable investment securities (2)	162,218	2,223	5.48	183,203	2,579	5.63
Residential mortgage loans held for sale	20,895	203	3.88	16,114	189	4.69
Loans (2) (3)	8,529,810	96,455	4.53	7,815,733	95,794	4.92

Total interest earning assets (2)	10,886,186	109,584	4.03	10,164,175	111,116	4.39

Cash and due from banks	175,936			178,331
Allowance for loan losses	(109,156)			(103,618)
Premises and equipment	146,036			148,335
Other assets	1,371,016			1,346,998

Total Assets	$12,470,018			$11,734,221

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,829,847	1,433	0.15	$3,483,658	1,838	0.21
Savings	1,385,472	162	0.05	1,202,285	243	0.08
Certificates and other time	2,461,490	5,748	0.94	2,723,223	8,532	1.26
Customer repurchase agreements	755,580	437	0.23	772,595	645	0.33
Other short-term borrowings	224,769	638	1.12	166,502	690	1.64
Long-term debt	93,273	775	3.33	90,510	889	3.95
Junior subordinated debt	206,603	1,902	3.69	203,986	1,967	3.88

Total interest-bearing liabilities (2)	8,957,034	11,095	0.50	8,642,759	14,804	0.69

Non-interest bearing demand	1,901,610			1,569,047
Other liabilities	137,440			155,082

Total Liabilities	10,996,084			10,366,888
Stockholders’ equity	1,473,934			1,367,333

Total Liabilities and Stockholders’ Equity	$12,470,018			$11,734,221

Excess of interest earning assets over interest-bearing liabilities	$1,929,152			$1,521,416

Fully tax-equivalent net interest income		98,489			96,312
Tax-equivalent adjustment		(1,743)			(1,831)

Net interest income		$96,746			$94,481

Net interest spread			3.54%			3.70%

Net interest margin (2)			3.63%			3.80%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended June 30, 2013, net interest income, which comprised 72.4% of net revenue (net interest income plus non-interest income) compared to 74.2% for the same period in 2012, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $2.2 million or 2.3% from $96.3 million for the second quarter of 2012 to $98.5 million for the second quarter of 2013. Average earning assets increased $722.0 million or 7.1% and average interest bearing liabilities increased $314.3 million or 3.6% from 2012 due to the acquisition of ANNB, combined with organic growth in loans and deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.63% for the second quarter of 2013 compared to 3.80% for the same period of 2012 as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment. Additionally, 8 basis points of the narrowing of the net interest margin was attributable to lower accretable yield in the second quarter of 2013 compared to the same period of 2012. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(18)	$(3)	$(21)
Securities	(838)	(1,348)	(2,186)
Residential mortgage loans held for sale	50	(36)	14
Loans	8,470	(7,809)	661

	7,664	(9,196)	(1,532)

Interest Expense
Deposits:
Interest bearing demand	249	(654)	(405)
Savings	33	(114)	(81)
Certificates and other time	(751)	(2,033)	(2,784)
Customer repurchase agreements	(14)	(194)	(208)
Other short-term borrowings	(11)	(41)	(52)
Long-term debt	27	(141)	(114)
Junior subordinated debt	26	(91)	(65)

	(441)	(3,268)	(3,709)

Net Change	$8,105	$(5,928)	$2,177

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $109.6 million for the second quarter of 2013 decreased by $1.5 million or 1.4% from 2012, primarily due to lower yields, partially offset by increased earning assets. During the second quarter of 2013, the Corporation recognized $0.5 million in accretable yield as a result of improved cash flows on acquired portfolios compared to original estimates which compares to $2.5 million for the same period of 2012. The increase in earning assets was primarily driven by a $714.1 million or 9.1% increase in average loans, which included organic growth of $455.1 million or 5.8% and $259.0 million acquired from ANNB. The yield on earning assets decreased 36 basis points from the second quarter of 2012 to 4.03% for the second quarter of 2013, reflecting the decreases in market interest rates and competitive pressure and the above-mentioned changes in accretable yield.

Interest expense of $11.1 million for the second quarter of 2013 decreased $3.7 million or 25.1% from the same period of 2012 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 19 basis points to 0.50% for the second quarter of 2013, compared to 0.69% for the second quarter of 2012, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $583.2 million or 6.0% and included organic growth of $224.9 million or 2.3% for the second quarter of 2013 compared to the second quarter of 2012 and $358.3 million acquired from ANNB.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $7.9 million during the second quarter of 2013 increased $0.9 million from the same period of 2012, primarily due to an increase of $0.5 million in provision for the acquired portfolio. During the second quarter of 2013, net charge-offs were $7.3 million, or 0.34% (annualized) of average loans, compared to $7.5 million, or 0.38% (annualized) of average loans, for the same period of 2012, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.25% and 1.29% at June 30, 2013 and 2012, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the ANNB acquisition without a corresponding allowance for loan losses. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $36.8 million for the second quarter of 2013 increased $4.0 million or 12.1% from the same period of 2012. This increase was primarily due to increases in service charges, insurance commissions and fees, securities commissions and fees, trust fees, gain on sale of loans, income from BOLI, and other non-interest income, partially offset by a decrease in net securities gains. These variances in non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $18.7 million for the second quarter of 2013 increased $1.1 million or 6.1% from the same period of 2012, primarily reflecting higher fees earned on debit card transactions and other service charges combined with the impact of the additional accounts acquired from ANNB. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $4.1 million for the three months ended June 30, 2013 increased $0.2 million or 5.6% from the same period of 2012, reflecting the benefits of revenue-enhancing initiatives generating new customer relationships.

Securities commissions of $2.9 million for the second quarter of 2013 increased $0.8 million or 41.2% from the same period of 2012 primarily due to positive results from new initiatives generating new customer relationships, combined with increased volume and improved market conditions.

Trust fees of $4.2 million for the three months ended June 30, 2013 increased $0.3 million or 8.5% from the same period of 2012, primarily due to additions to the sales team, enhanced sales management processes, including scorecard implementation, as well as improved market conditions. The market value of assets under management increased $271.5 million or 9.4% to $2.9 billion over the same period in 2012 as a result of organic growth and improved market conditions.

Gain on sale of residential mortgage loans of $1.0 million for the second quarter of 2013 increased $0.3 million or 43.9% from the same period of 2012 due to increased origination volume. For the second quarter of 2013, the Corporation sold $80.6 million of residential mortgage loans, compared to $53.5 million for the same period of 2012, as part of its ongoing strategy of generally selling longer term fixed-rate residential mortgage loans.

Income from BOLI of $1.9 million for the three months ended June 30, 2013 increased $0.3 million or 19.7% from the same period of 2012, primarily as a result of continued management actions designed to improve performance.

Other income of $4.0 million for the second quarter of 2013 increased $1.1 million or 37.8% from the same period of 2012, primarily due to a $1.6 million gain related to a debt extinguishment in which $15.0 million of the Corporation-issued TPS were repurchased at a discount, and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. This gain was partially offset by a decrease of $0.3 million in fees earned through the Corporation’s commercial loan interest rate swap program, which was impacted by a lower interest rate environment combined with the impact of the Dodd-Frank Act that restricts the eligibility of smaller commercial customers.

Non-Interest Expense

Total non-interest expense of $84.2 million for the second quarter of 2013 increased $5.7 million or 7.3% from the same period of 2012. This increase was primarily attributable to increases in salaries and employee benefits, occupancy and equipment, outside services, Federal Deposit Insurance Corporation (FDIC) insurance and merger-related expenses, partially offset by decreases in amortization of intangibles and other non-interest expense. These variances in non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from ANNB.

Salaries and employee benefits of $43.2 million for the three months ended June 30, 2013 increased $2.1 million or 5.2% from the same period of 2012. The increase primarily relates to the ANNB acquisition, combined with new hires, merit increases and higher medical insurance costs in the second quarter of 2013.

Occupancy and equipment expense of $12.9 million for the second quarter of 2013 increased $1.1 million or 9.1% from the same period of 2012, primarily resulting from the ANNB acquisition, combined with an increase in equipment depreciation expense due to upgrades to incorporate new technology, primarily relating to online and mobile banking upgrades.

Amortization of intangibles expense of $2.1 million for the second quarter of 2013 decreased $0.2 million or 10.3% from the same period of 2012 due to lower amortization expense on some intangibles acquired in 2008 and 2012 due to accelerated amortization methods consistent with prior practices.

Outside services expense of $8.6 million for the three months ended June 30, 2013 increased $1.3 million or 17.1% from the same period of 2012, primarily resulting from the ANNB acquisition, as the Corporation recognized increases of $0.3 million related to consulting fees, $0.1 million related to audits and exams and $0.6 million related to other outside services.

FDIC insurance of $2.7 million for the second quarter of 2013 increased $0.5 million or 22.2% from the same period of 2012 primarily due to an increase in average assets due to organic growth and the acquisition of ANNB, which is the primary assessment base for the computation of the insurance payment, along with a higher assessment rate due to FNBPA exceeding $10.0 billion in total assets.

The Corporation recorded $2.9 million in merger-related costs associated with the ANNB and pending PVF and BCSB acquisitions during the second quarter of 2013. Merger-related costs recorded during the same period of 2012 in conjunction with the Parkvale acquisition were $0.3 million.

Other non-interest expense decreased $1.7 million to $11.7 million for the second quarter of 2013 from $13.4 million for the second quarter of 2012, primarily resulting from a decrease of $0.6 million in OREO expenses due to lower costs associated with the Corporation’s Florida commercial real estate loan portfolio. Additionally, state capital stock tax, fraud losses, loan related expense and telephone expense decreased by $0.6 million, $0.5 million, $0.2 million and $0.4 million, respectively. These decreases were partially offset by increases of $0.2 million in supplies, $0.2 million in business development expense and $0.2 million in marketing expense, primarily due to the ANNB acquisition.

Income Taxes

The Corporation’s income tax expense of $12.2 million for the second quarter of 2013 decreased $0.4 million or 3.2% from the same period of 2012. The effective tax rate of 29.5% for the second quarter of 2013 decreased from 30.2% for the same period of 2012, reflecting the impact of lower pre-tax income. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Net income for the six months ended June 30, 2013 was $57.7 million or $0.40 per diluted share, compared to net income for the six months ended June 30, 2012 of $50.7 million or $0.36 per diluted share. For the six months ended June 30, 2013, the Corporation’s return on average equity was 8.07% and its return on average assets was 0.95%, compared to 7.50% and 0.88%, respectively, for the six months ended June 30, 2012.

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Six Months Ended June 30,
	2013	2012
Return on average tangible equity:
Net income (annualized)	$116,418	$101,982
Amortization of intangibles, net of tax (annualized)	5,388	6,078

	$121,806	$108,060

Average total stockholders’ equity	$1,442,555	$1,359,951
Less: Average intangibles	(729,054)	(718,851)

	$713,501	$641,100

Return on average tangible equity	17.07%	16.86%

Return on average tangible assets:
Net income (annualized)	$116,418	$101,982
Amortization of intangibles, net of tax (annualized)	5,388	6,078

	$121,806	$108,060

Average total assets	$12,238,673	$11,648,943
Less: Average intangibles	(729,054)	(718,851)

	$11,509,619	$10,930,092

Return on average tangible assets	1.06%	0.99%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$34,706	$32	0.19%	$87,669	$95	0.22%
Taxable investment securities (1)	2,109,605	21,281	1.97	1,990,339	24,873	2.45
Non-taxable investment securities (2)	165,799	4,560	5.50	184,690	5,218	5.64
Residential mortgage loans held for sale	26,594	483	3.63	14,037	316	4.51
Loans (2) (3)	8,344,076	190,087	4.58	7,790,767	189,802	4.89

Total interest earning assets (2)	10,680,780	216,443	4.08	10,067,502	220,304	4.39

Cash and due from banks	174,461			183,244
Allowance for loan losses	(107,009)			(103,068)
Premises and equipment	142,385			148,019
Other assets	1,348,056			1,353,246

Total Assets	$12,238,673			$11,648,943

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,739,948	2,935	0.16	$3,460,439	4,038	0.23
Savings	1,315,251	330	0.05	1,178,328	619	0.11
Certificates and other time	2,477,507	12,343	1.00	2,768,560	17,914	1.30
Customer repurchase agreements	781,052	921	0.23	748,338	1,328	0.35
Other short-term borrowings	216,699	1,261	1.16	159,740	1,451	1.80
Long-term debt	92,210	1,549	3.39	91,399	1,842	4.05
Junior subordinated debt	205,321	3,778	3.71	202,931	3,978	3.94

Total interest-bearing liabilities (2)	8,827,988	23,117	0.53	8,609,735	31,170	0.73

Non-interest bearing demand	1,823,471			1,519,847
Other liabilities	144,659			159,410

Total Liabilities	10,796,118			10,288,992
Stockholders’ equity	1,442,555			1,359,951

Total Liabilities and Stockholders’ Equity	$12,238,673			$11,648,943

Excess of interest earning assets over interest-bearing liabilities	$1,852,792			$1,457,767

Fully tax-equivalent net interest income		193,326			189,134
Tax-equivalent adjustment		(3,484)			(3,732)

Net interest income		$189,842			$185,402

Net interest spread			3.55%			3.67%

Net interest margin (2)			3.64%			3.77%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

For the six months ended June 30, 2013, net interest income, which comprised 72.9% of net revenue compared to 74.2% for the same period in 2012, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $4.2 million or 2.2% from $189.1 million for the first half of 2012 to $193.3 million for the first half of 2013. Average earning assets increased $613.3 million or 6.1% and average interest-bearing liabilities increased $218.3 million or 2.5% from 2012 due to the acquisition of ANNB combined with organic growth in loans and deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.64% for the first half of 2013 compared to 3.77% for the same period of 2012 as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(51)	$(12)	$(63)
Securities	(1,370)	(2,880)	(4,250)
Residential mortgage loans held for sale	239	(72)	167
Loans	12,405	(12,120)	285

	11,223	(15,084)	(3,861)

Interest Expense
Deposits:
Interest bearing demand	415	(1,518)	(1,103)
Savings	65	(354)	(289)
Certificates and other time	(1,756)	(3,815)	(5,571)
Customer repurchase agreements	55	(462)	(407)
Other short-term borrowings	(31)	(159)	(190)
Long-term debt	16	(309)	(293)
Junior subordinated debt	44	(244)	(200)

	(1,192)	(6,861)	(8,053)

Net Change	$12,415	$(8,223)	$4,192

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $216.4 million for the first half of 2013 decreased by $3.9 million or 1.8% from 2012, primarily due to lower yields, partially offset by increased earning assets. Additionally, during the first half of 2013, the Corporation recognized $1.8 million in accretable yield as a result of improved cash flows on acquired portfolios compared to original estimates, which compares to $2.0 million for the same period of 2012. The increase in earning assets was primarily driven by a $553.3 million or 7.1% increase in average loans, including $433.1 million or 5.6% of organic growth and $120.2 million acquired from ANNB. The yield on earning assets decreased 31 basis points from the first half of 2012 to 4.08% for the first half of 2013, reflecting the decreases in market interest rates and competitive pressure and the above-mentioned changes in accretable yield.

Interest expense of $23.1 million for the first half of 2013 decreased $8.1 million or 25.8% from the same period of 2012 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 20 basis points to 0.53% during the first half of 2013, compared to the first half of 2012, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $461.7 million or 4.8% for the first half of 2013 compared to the first half of 2012, including $295.4 million or 3.1% of organic growth and $166.3 million acquired from ANNB.

Provision for Loan Losses

The provision for loan losses of $15.4 million during the first half of 2013 increased $1.8 million from the same period of 2012, primarily due to $2.4 million in provision for the acquired portfolio. During the first half of 2013, net charge-offs were $11.5 million, or 0.28% (annualized) of average loans, compared to $12.6 million, or 0.33% (annualized) of average loans, for the same period of 2012, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.25% and 1.29% at June 30, 2013 and 2012, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the ANNB acquisition without a corresponding allowance for loan losses. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $70.4 million for the first half of 2013 increased $5.9 million or 9.1% from the same period of 2012. The variances in the individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $35.2 million for the first half of 2013 increased $0.4 million or 1.3% from the same period of 2012, primarily reflecting increases in fees relating to debit card transactions and other service charges resulting from additional accounts acquired from ANNB. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $8.5 million for the six months ended June 30, 2013 increased $0.5 million or 5.9% from the same period of 2012, reflecting the benefits of revenue-enhancing initiatives generating new customer relationships.

Securities commissions of $5.8 million for the first half of 2013 increased $1.7 million or 43.3% from the same period of 2012 primarily due to positive results from new initiatives generating new customer relationships, combined with increased volume and improved market conditions.

Trust fees of $8.3 million for the six months ended June 30, 2013 increased $0.7 million or 8.9% from the same period of 2012, primarily due to additions to the sales team, enhanced sales management processes, including scorecard implementation, as well as improved market conditions. The market value of assets under management increased $271.5 million or 9.4% to $2.9 billion over the same period in 2012 as a result of organic growth and improved market conditions.

Gain on sale of securities of $0.8 million for the first half of 2013 increased $0.4 million from the same period of 2012 primarily due to increased volume of securities sold.

Gain on sale of residential mortgage loans of $2.0 million for the first half of 2013 increased $0.5 million or 34.5% from the same period of 2012 due to increased origination volume. For the first half of 2013, the Corporation sold $147.7 million of residential mortgage loans, compared to $99.0 million for the same period of 2012, as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $3.5 million for the six months ended June 30, 2013 increased $0.4 million or 12.4% from the same period of 2012, primarily as a result of continued management actions designed to improve performance.

Other income of $6.3 million for the first half of 2013 increased $1.3 million or 24.9% from the same period of 2012, primarily due to a $1.6 million gain related to a debt extinguishment in which $15.0 million of the Corporation- issued TPS were repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. Additionally, gain on sale of fixed assets increased $0.2 million for the first half of 2013 compared to the same period of 2013. These increases was partially offset by a decrease of $0.8 million in fees earned through the Corporation’s commercial loan interest rate swap program, which was impacted by a lower interest rate environment combined with the impact of the Dodd-Frank Act that restricts the eligibility of smaller commercial customers.

Non-Interest Expense

Total non-interest expense of $163.0 million for the first half of 2013 decreased $2.1 million or 1.3% from the same period of 2012. This decrease was primarily attributable to decreases in amortization of intangibles, merger-related expenses and other non-interest expenses, partially offset by increases in salaries and employee benefits, occupancy and equipment, outside services and FDIC insurance. These variances in non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from ANNB.

Salaries and employee benefits of $87.1 million for the six months ended June 30, 2013 increased $1.4 million or 1.7% from the same period of 2012. This increase primarily relates to the ANNB acquisition, combined with new hires, merit increases and higher medical insurance costs in 2013, partially offset the reduction of staff related to the former Parkvale headquarters and branches closed in 2012.

Occupancy and equipment expense of $25.1 million for the first half of 2013 increased $1.5 million or 6.3% from the same period of 2012, primarily resulting from the ANNB acquisition combined with an increase in equipment depreciation expense due to upgrades to incorporate new technology, primarily relating to online and mobile banking upgrades.

Amortization of intangibles expense of $4.1 million for the first half of 2013 decreased $0.5 million or 11.6% from the same period of 2012 due to lower amortization expense on some intangibles due to accelerated amortization methods consistent with prior practices.

Outside services expense of $15.8 million for the six months ended June 30, 2013 increased $2.1 million or 15.3% from the same period of 2012, primarily resulting from the ANNB acquisition, as the Corporation recognized increases of $0.8 million related to consulting fees, $0.2 million related to audits and exams and $0.7 million related to other outside services.

FDIC insurance of $5.0 million for the first half of 2013 increased $0.9 million or 21.1% from the same period of 2012 primarily due to an increase in average assets due to organic growth and the acquisition of ANNB, which is the primary assessment base for the computation of the insurance payment, along with a higher assessment rate due to FNBPA exceeding $10.0 billion in total assets.

The Corporation recorded $3.3 million in merger-related costs associated with the ANNB and pending PVF acquisitions during the first half of 2013. Merger-related costs recorded during the same period of 2012 in conjunction with the Parkvale acquisition were $7.3 million.

Other non-interest expense decreased to $22.6 million for the first half of 2013 from $26.0 million for the first half of 2012, primarily resulting from a decrease of $2.1 million in OREO expenses due to lower costs associated with the Corporation’s Florida commercial real estate loan portfolio. Additionally, state capital stock taxes, fraud losses and telephone expense decreased by $0.8 million, $0.7 million and $0.5 million, respectively. These decreases were partially offset by an increase of $0.4 million in marketing expense, primarily as a result of the ANNB acquisition.

Income Taxes

The Corporation’s income tax expense of $24.0 million for the first half of 2013 increased $3.6 million or 17.5% from the same period of 2012. The effective tax rate of 29.4% for the first half of 2013 increased from 28.8% for the same period of 2012, reflecting the impact of higher pre-tax income. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at June 30, 2013 was $102.4 million compared to $114.7 million at December 31, 2012. Cash on hand decreased during the second quarter of 2013, as $15.0 million of Corporation-issued TPS were repurchased at a discount by the Corporation, and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. Management believes these are appropriate levels of cash for the Corporation given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.2 times at June 30, 2013 and 2.5 times at December 31, 2012. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 13.4 months at June 30, 2013 and 16.2 months at December 31, 2012. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes decreased $1.1 million or 0.5% during 2013 to $214.1 million at June 30, 2013.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Average transaction deposits and customer repurchase agreements grew $184.8 million, or 2.5% annualized for the first half of 2013, and represent 76.2% of total deposits and customer repurchase agreements at June 30, 2013. Average total deposits and customer repurchase agreements increased $1.0 million or 0.0% annualized for the first half of 2013 as solid growth in lower cost, relationship-based accounts was offset by a continued planned decline in time deposits and a cyclical decrease in customer repurchase agreements. Time deposits declined $187.7 million or 7.1% annualized, reflecting the lower rate offered environment. FNBPA had unused wholesale credit availability of $4.3 billion or 34.7% of bank assets at June 30, 2013 and $4.0 billion or 34.1% of bank assets at December 31, 2012. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 3.7% and 5.0% of bank assets as of June 30, 2013 and December 31, 2012, respectively.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of June 30, 2013 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was 1.5% and 2.6% as of June 30, 2013 and December 31, 2012, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$242,260	$387,015	$567,976	$969,794	$2,167,045
Investments	68,458	88,638	133,999	255,409	546,504

	310,718	475,653	701,975	1,225,203	2,713,549
Liabilities
Non-maturity deposits	65,728	131,456	197,184	394,369	788,737
Time deposits	140,484	252,470	362,115	530,571	1,285,640
Borrowings	207,306	39,151	92,716	116,502	455,675

	413,518	423,077	652,015	1,041,442	2,530,052
Period Gap (Assets - Liabilities)	$(102,800)	$52,576	$49,960	$183,761	$183,497

Cumulative Gap	$(102,800)	$(50,224)	$(264)	$183,497

Cumulative Gap to Total Assets	(0.8)%	(0.4)%	0.0%	1.5%

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

The following repricing gap analysis (in thousands) as of June 30, 2013 compares the difference between the amount of interest earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$2,998,286	$785,470	$501,606	$817,198	$5,102,560
Investments	68,571	129,079	175,825	301,028	674,503

	3,066,857	914,549	677,431	1,118,226	5,777,063
Liabilities
Non-maturity deposits	2,254,811	—	—	—	2,254,811
Time deposits	149,568	253,758	362,060	531,237	1,296,623
Borrowings	899,889	147,954	16,171	33,411	1,097,425

	3,304,268	401,712	378,231	564,648	4,648,859
Off-balance sheet	(100,000)	(100,000)	—	—	(200,000)
Period Gap (assets – liabilities + off-balance sheet)	$(337,411)	$412,837	$299,200	$553,578	$928,204

Cumulative Gap	$(337,411)	$75,426	$374,626	$928,204

Cumulative Gap to Assets	(2.7)%	0.6%	3.0%	7.4%

The twelve-month cumulative repricing gap to total assets was 7.4% and 9.4% as of June 30, 2013 and December 31, 2012, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in a parallel fashion gradually over 12 months, whereas the EVE metrics utilized rate shocks which represent immediate rate changes that move all market rates by the same amount. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of June 30, 2013.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	June 30, 2013	December 31, 2012	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	2.9%	4.6%	n/a
+ 200 basis points	1.9%	3.4%	(5.0)%
+ 100 basis points	0.9%	1.8%	(5.0)%
- 100 basis points	(1.0)%	(1.1)%	(5.0)%
Economic value of equity:
+ 300 basis points	(1.3)%	4.5%	(25.0)%
+ 200 basis points	(0.3)%	4.5%	(15.0)%
+ 100 basis points	(0.0)%	3.3%	(10.0)%
- 100 basis points	(6.2)%	(10.2)%	(10.0)%

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

The ALCO utilized several tactics to manage the Corporation’s current interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 59.2 and 59.6% of total loans as of June 30, 2013 and December 31, 2012, respectively. This decrease was mainly due to the acquisition of ANNB. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio to be slightly longer given the asset sensitive nature of its balance sheet. At June 30, 2013, the portfolio duration was 3.2 versus a 2.7 level at December 31, 2012. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. The commercial swaps currently total $781.6 million of notional principal, with $63.0 million in notional swap principal originated during the first half of 2013. The success of the aforementioned tactics has resulted in an asset-sensitive position. During the second quarter of 2013, long-term interest rates have risen substantially causing cash flows from certain mortgage-related portfolios to lengthen, which contributed to a reduction in the asset-sensitive interest rate risk position this quarter. The addition of ANNB also contributed to the change in the interest rate risk position as well as a slight increase in the use of overnight borrowings. In order to manage the interest rate risk position and generate incremental earnings, the ALCO has executed $200.0 million of notional principal in swaps which pay a variable interest rate and receive a fixed interest rate. Of these swaps, $100.0 million are currently effective while the other $100.0 million will be effective in the third quarter of 2013. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements section of this Report.

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

The Corporation supports its risk management process through a governance structure involving its Board of Directors and senior management. The Corporation’s Risk Committee, which is comprised of various members of the Board of Directors, oversees management’s execution of business decisions within the Corporation’s desired risk profile. The Risk Committee has the following key roles:

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

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	June 30, 2013	December 31, 2012
Non-interest bearing	$1,974,415	$1,738,195
Savings and NOW	5,243,746	4,808,121
Certificates of deposit and other time deposits	2,428,037	2,535,858

Total deposits	9,646,198	9,082,174
Customer repurchase agreements	714,540	807,820

Total deposits and customer repurchase agreements	$10,360,738	$9,889,994

Total deposits and customer repurchase agreements increased by $470.7 million, or 4.8%, to $10.4 billion at June 30, 2013, compared to December 31, 2012, primarily as a result of the acquisition of ANNB combined with organic growth in relationship-based transaction deposits, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts), partially offset by the continued planned decline in time deposits and a decline in customer repurchase agreements. The decline in customer repurchase agreements primarily relates to higher draw downs by key government banking clients resulting from lower funding from the state. Generating growth in relationship-based transaction deposits remains a key focus of the Corporation.

NON-PERFORMING ASSETS

Credit quality for the first half of 2013 reflects continued solid performance by the Corporation. During the first half of 2013, non-performing loans and OREO increased $5.8 million, from $116.1 million at December 31, 2012 to $121.9 million at June 30, 2013, reflecting increases of $1.0 million, $2.6 million and $2.2 million in non-accrual loans, TDRs and OREO, respectively. The increases in non-accrual loans and OREO were primarily attributed to commercial loans while the increase in TDRs was solely attributed to loans secured by residential mortgages.

Following is a summary of non-performing loans, by class (in thousands):

	June 30, 2013	December 31, 2012
Commercial real estate	$48,788	$48,483
Commercial and industrial	8,388	6,099
Commercial leases	676	965

Total commercial loans and leases	57,852	55,547
Direct installment	10,269	8,541
Residential mortgages	14,407	11,415
Indirect installment	1,281	1,131
Consumer lines of credit	713	746
Other	—	3,500

	$84,522	$80,880

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non- Accrual	Total
June 30, 2013
Commercial real estate	$59	$835	$10,811	$11,705
Commercial and industrial	760	45	271	1,076
Commercial leases	—	—	—	—

Total commercial loans and leases	819	880	11,082	12,781
Direct installment	4,458	6,078	801	11,337
Residential mortgages	4,066	9,856	426	14,348
Indirect installment	—	114	111	225
Consumer lines of credit	19	560	—	579
Other	—	—	—	—

	$9,362	$17,488	$12,420	$39,270

December 31, 2012
Commercial real estate	$850	$588	$11,156	$12,594
Commercial and industrial	775	82	283	1,140
Commercial leases	—	—	—	—

Total commercial loans and leases	1,625	670	11,439	13,734
Direct installment	5,613	5,199	749	11,561
Residential mortgages	5,401	8,524	107	14,032
Indirect installment	—	92	90	182
Consumer lines of credit	20	391	—	411
Other	—	—	—	—

	$12,659	$14,876	$12,385	$39,920

ALLOWANCE FOR LOAN LOSSES

Commercial loans are individually risk-rated by the loan relationship manager, approved by the appropriate loan authority or committee and reviewed on an ongoing basis by the Loan Review department. In general, commercial loan risk ratings are affirmed at least annually. Troubled, classified and non-performing loans and borrowers are reviewed more frequently by the Special Attention Credit Committee. Impaired commercial relationships with exposures greater than or equal to $500 thousand are subject to specific measurement of impairment and the establishment of an ASC 310 specific reserve, if any. These reserve allocations are generally collateral dependent. Consumer and residential real estate loans are generally reviewed in the aggregate due to their homogeneous nature. Non-account specific ASC 450 reserve allocations, along with allocations to impaired loan relationships under $500 thousand, are applied a quantitative loss factor in a pool based on migration analysis for commercial loans, roll rate analysis for consumer and residential loans and the qualitative factors described below.

Management evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Historical loss rates for each loan category may be adjusted for levels of and trends in loan volumes, large exposures, charge-offs, recoveries, delinquency, non-performing and other impaired loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; mergers and acquisitions; weighted average risk ratings; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of allowance for loan losses include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. The determination of this component of the allowance for loan losses is particularly dependent on the judgment of management.

The allowance for loan losses at June 30, 2013 increased $3.9 million or 3.6% from December 31, 2012, primarily due to growth in originated loans and, to a lesser extent, to support the acquired portfolio. The provision for loan losses during the six months ended June 30, 2013 was $15.4 million, covering net charge-offs of $11.5 million with the remainder supporting originated loan growth and the acquired portfolios. The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio decreased slightly from 129.5% as of December 31, 2012 to 128.1% as of June 30, 2013, primarily due to a slight increase in non-performing loans.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loan portfolio. The originated loan portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, which was effective January 1, 2009. The decline in each ratio is consistent with generally positive trends in asset quality including a continued reduction of loans in the Florida portfolio.

	At or for the Three Months Ended
	June 30, 2013	December 31, 2012	June 30, 2012
Non-performing loans/total originated loans	1.11%	1.12%	1.42%
Non-performing loans + OREO/total originated loans + OREO	1.59%	1.60%	1.93%
Allowance for loan losses (originated loans)/total originated loans	1.35%	1.38%	1.49%
Net loan charge-offs on originated loans (annualized)/total average originated loans	0.33%	0.45%	0.45%

CAPITAL RESOURCES AND REGULATORY MATTERS

The access to, and cost of, funding for new business initiatives, including acquisitions, the ability to engage in expanded business activities, the ability to pay dividends and the level and nature of regulatory oversight depend, in part, on the Corporation’s capital position.

The assessment of capital adequacy depends on a number of factors such as asset quality, liquidity, earnings performance, changing competitive conditions, economic forces and the regulatory environment. The Corporation seeks to maintain a strong capital base to support its growth and expansion activities, to provide stability to current operations and to promote public confidence.

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. During the first six months of 2013, the Corporation has not issued any such stock or securities under this shelf registration.

Capital management is a continuous process with capital plans and stress testing for the Corporation and FNBPA updated annually. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional common stock in order to maintain its well-capitalized status.

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

The Corporation’s management believes that, as of June 30, 2013 and December 31, 2012, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of June 30, 2013, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During the second quarter of 2013, $15.0 million of the Corporation-issued TPS were repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. The regulatory capital ratios at June 30, 2013 reflect this $15.0 million debt extinguishment of TPS, with remaining TPS included in Tier 1 capital totaling $189.0 million.

Following are the capital ratios as of June 30, 2013 and December 31, 2012 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2013
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,115,113	12.0%	$932,718	10.0%	$746,174	8.0%
Tier 1 capital to risk-weighted assets	973,548	10.4	559,631	6.0	373,087	4.0
Leverage ratio	973,548	8.3	586,272	5.0	469,017	4.0
FNBPA:
Total capital to risk-weighted assets	1,051,917	11.5	916,178	10.0	732,942	8.0
Tier 1 capital to risk-weighted assets	943,479	10.3	549,707	6.0	366,471	4.0
Leverage ratio	943,479	8.2	577,364	5.0	461,891	4.0
December 31, 2012
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,068,704	12.2%	$879,316	10.0%	$703,453	8.0%
Tier 1 capital to risk-weighted assets	934,443	10.6	527,589	6.0	351,726	4.0
Leverage ratio	934,443	8.3	563,649	5.0	450,919	4.0
FNBPA:
Total capital to risk-weighted assets	999,717	11.6	859,468	10.0	687,574	8.0
Tier 1 capital to risk-weighted assets	895,177	10.4	515,681	6.0	343,787	4.0
Leverage ratio	895,177	8.1	555,360	5.0	444,288	4.0

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

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. A July 2013 federal court decision ordered the FRB to re-evaluate the interchange cap based on its conclusion that the cap was too high. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. The Corporation’s total assets exceeded $10 billion on December 31, 2012. As a result, the Corporation is subject to the new rules regarding debit card interchange fees as of July 1, 2013. Upon becoming subject to the new rules, the Corporation’s revenue earned from debit card interchange fees, which was equal to $10.8 million for the first six months of 2013, could decrease by approximately $9.0 million on an annual basis; however, the Corporation is deploying various strategies designed to mitigate this impact on debit card interchange fees.

On June 10, 2013, the Corporation became subject to the clearing requirement under the Dodd-Frank Act whereby it is now required to centrally clear certain interest rate swaps. A cleared swap is subject to continuous collateralization of swap obligations, real time reporting, additional agreements and other regulatory constraints.

ENHANCED REGULATORY CAPITAL STANDARDS

Regulatory capital reform initiatives continue to be updated and released which impose additional conditions and restrictions on the Corporation’s current business practices and capital strategies.

In July 2013, the FRB approved a final rule that implements changes to the regulatory capital framework for all banking organizations. The final rule implements the regulatory capital reforms recommended by the Basel III capital framework and the regulatory capital reforms required by the Dodd-Frank Act. These reforms seek to strengthen the components of regulatory capital by increasing the quantity and quality of capital held by banking organizations, increase risk-based capital requirements and make selected changes to the calculation of risk-weighted assets.

Following are some of the key provisions resulting from the final rule:

•	revises the components of regulatory capital to phase out certain TPS for banking organization with greater than $15.0 billion in total assets;

•	adds a new minimum common equity Tier 1 (CET1) ratio of 4.5% of risk-weighted assets;

•

implements a new capital conservation buffer of CET1 equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% CET1 ratio and phased in over a three-year period beginning January 1, 2016;

•	increases the minimum Tier 1 capital ratio requirement from 4.0% to 6.0%:

•	revises the prompt corrective action thresholds;

•	retains the existing risk-based capital treatment for 1-4 family residential mortgages;

•	increases capital requirements for past-due loans, high volatility commercial real estate exposures and certain short-term loan commitments;

•	expands the recognition of collateral and guarantors in determining risk-weighted assets;

•	removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

The final rule, which becomes effective January 1, 2015 for the Corporation, includes a phase-in period through January 1, 2019 for several provisions of the rule, including the new minimum capital ratio requirements and the capital conservation buffer.

As part of the regulatory supervisory process, the Corporation participated in the FRB of Cleveland (FRB Cleveland) capital plan review process and pursuant thereto submitted its capital plan in December 2012. The FRB Cleveland did not object to the Corporation’s proposed capital plan actions. The FRB Cleveland capital plan review process included evaluation of the Corporation’s internal capital planning process and its plans to make capital distributions, such as dividends, as well as a stress test requirement designed to test its capital adequacy throughout times of economic and financial stress.

In October 2012, the FRB issued rules requiring companies with total consolidated assets of more than $10 billion to conduct annual company-run stress tests pursuant to the Dodd-Frank Act (DFAST). In July 2013, the FRB issued proposed supervisory guidance for implementing the DFAST rules for banking organizations with total consolidated assets of more than $10 billion but less than $50 billion. The DFAST guidelines and rules build upon the May 2012 stress testing guidance issued by the FRB, Supervisory Guidance on Stress Testing for Banking Organizations with More Than $10 Billion in Total Consolidated Assets (SR Letter 12-7). The Corporation is subject to these supervisory rules and guidelines and is expected to conduct annual company-run stress tests with results reported to the FRB by March 31. Also, FNBPA will be subject these stress testing rules and guidelines under the Office of the Comptroller of the Currency (OCC). The OCC has advised that it will consult closely with the FRB to provide common stress scenarios which can be utilized at both the depository institution and bank holding company levels.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2012 Annual Report on Form 10-K as filed with the SEC on February 28, 2013.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2013, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II – OTHER INFORMATION

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

On October 19, 2012, the parties to the Ord and Clarey Actions participated in a mediation required pursuant to the local rules of the court. On October 22, 2012, the parties filed a Joint Motion to Stay Pending Settlement Approval requesting that the court stay all proceedings due to the parties having reached an agreement in principle, subject to the preparation and execution of a mutually acceptable settlement agreement and release, to fully, finally and completely settle, resolve, discharge and release all claims that have been or could have been asserted in the Ord and Clarey Actions on a class-wide basis. On February 12, 2013, the court granted preliminary approval of the proposed settlement. On June 21, 2013, the court granted final approval of the settlement. The settlement provides for a full and complete release of claims by the plaintiffs and the settlement class members, and in return FNBPA has created a settlement fund of $3 million for distribution to the settlement class members after certain court-approved reductions, including attorney’s fees and expenses. The Corporation accrued amounts related to the proposed settlement in October 2012 and funded the settlement in February 2013. FNBPA will credit all accounts of the settlement class members who are still customers and the settlement administrator will issue checks to all class members who are no longer customers by the end of August 2013.

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

On February 7, 2013, the plaintiff filed an amended complaint with additional allegations regarding certain purported non-disclosures relating to the proxy statement/prospectus for the pending merger filed with the SEC on January 23, 2013. On February 22, 2013, solely to avoid the costs, risks and uncertainties inherent in litigation, ANNB, the ANNB board of directors, the Corporation and the plaintiff reached an agreement in principle to settle the action, and expect to memorialize that agreement in a written agreement. As part of this agreement in principle, the Corporation and ANNB agreed to disclose additional information in the proxy statement/prospectus filed on February 25, 2013. No substantive term of the merger agreement was modified as part of this settlement. The settlement agreement will be subject to court approval. Plaintiff filed a Motion for Preliminary Approval of Class Action Settlement on July 3, 2013.

BCSB Bancorp, Inc., Stockholder Litigation

On June 21, 2013, a purported stockholder of BCSB filed a derivative complaint on behalf of BCSB in the Circuit Court for Baltimore City, Maryland, captioned Darr v. Bouffard, et al, at Case No. 24-C-13-004131, and naming as defendants, BCSB, its board of directors and the Corporation. The lawsuit makes various allegations against the defendants, including that the merger consideration is inadequate and undervalues the company, that the director defendants breached their fiduciary duties to BCSB in approving the merger and that the Corporation aided and abetted those alleged breaches. The lawsuit generally seeks an injunction barring the defendants from consummating the merger transaction. If the companies complete the transaction before the court enters judgment, the lawsuit seeks rescission of the merger or, in the alternative, rescissory damages, an accounting for all resulting damages and for all profits and any special benefits defendants obtained as a result of the alleged breaches of fiduciary duty, and an award for the costs and expenses incurred in the lawsuit, including attorneys’ fees and costs.

PVF Capital Corp. Stockholder Litigation

On July 24, 2013, a purported shareholder of PVF filed a putative class action complaint in the U.S. District Court for the Northern District of Ohio, captioned Kugelman v. PVF Capital Corp., et al., Case No. 1:13-cv-01606, and naming as defendants PVF, its board of directors and the Corporation. The plaintiff alleges that the disclosures in PVF’s proxy statement are inadequate, and that the director defendants breached their fiduciary duties to PVF by approving the proposed merger and by their involvement in preparing the proxy statement. The plaintiff seeks an injunction barring the defendants from completing the merger; rescission of the merger agreement to the extent already implemented or, in the alternative, and award of rescissory damages; an accounting to plaintiff for all damages caused by the defendants; and an award of the costs and expenses incurred by the plaintiff in the lawsuit, including a reasonable allowance for counsel fees and expert fees. Based on the facts known to date, the defendants believe that the claims asserted in the complaint are without merit.

The Corporation intends to vigorously defend the stockholder claims in both the BCSB and PVF matters. Currently, it is not yet possible for the Corporation to estimate the potential losses, if any. Although it is not possible to predict the ultimate resolution or any potential financial liability with respect to these litigation matters, management after consultation with legal counsel, currently does not anticipate that the aggregate liability, if any, arising out of either of these proceedings will have a material adverse effect on the Corporation’s financial position or cash flows; although, at the present time, management is not in a position to determine whether such proceedings will have a material adverse effect on the Corporation’s results of operations in any future quarterly reporting period.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. *

*	This information is deemed furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: August 8, 2013	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2013	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2013	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller (Principal Accounting Officer)