Form 10-Q
period 2013-09-30
FNB CORP/FL/
filed 2013-11-08
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2013
Common Stock, $0.01 Par Value	158,867,441 Shares

F.N.B. CORPORATION

FORM 10-Q

September 30, 2013

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	September 30,	December 31,
	2013	2012
	(Unaudited)
Assets
Cash and due from banks	$234,746	$216,233
Interest bearing deposits with banks	48,763	22,811

Cash and Cash Equivalents	283,509	239,044
Securities available for sale	1,115,558	1,172,683
Securities held to maturity (fair value of $1,181,652 and $1,143,213)	1,180,992	1,106,563
Residential mortgage loans held for sale	8,105	27,751
Loans, net of unearned income of $52,598 and $51,661	8,836,905	8,137,719
Allowance for loan losses	(110,052)	(104,374)

Net Loans	8,726,853	8,033,345
Premises and equipment, net	147,406	140,367
Goodwill	713,509	675,555
Core deposit and other intangible assets, net	35,400	37,851
Bank owned life insurance	263,781	246,088
Other assets	315,166	344,729

Total Assets	$12,790,279	$12,023,976

Liabilities
Deposits:
Non-interest bearing demand	$2,115,813	$1,738,195
Savings and NOW	5,247,922	4,808,121
Certificates and other time deposits	2,359,636	2,535,858

Total Deposits	9,723,371	9,082,174
Other liabilities	133,061	163,151
Short-term borrowings	1,166,180	1,083,138
Long-term debt	91,807	89,425
Junior subordinated debt	194,213	204,019

Total Liabilities	11,308,632	10,621,907

Stockholders’ Equity
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 145,913,917 and 140,314,846 shares	1,455	1,398
Additional paid-in capital	1,440,779	1,376,601
Retained earnings	112,649	75,312
Accumulated other comprehensive loss	(66,171)	(46,224)
Treasury stock – 650,482 and 385,604 shares at cost	(7,065)	(5,018)

Total Stockholders’ Equity	1,481,647	1,402,069

Total Liabilities and Stockholders’ Equity	$12,790,279	$12,023,976

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest Income
Loans, including fees	$97,499	$94,545	$286,156	$282,720
Securities:
Taxable	10,888	11,470	32,141	36,022
Nontaxable	1,377	1,682	4,336	5,083
Dividends	13	12	71	361
Other	13	47	45	142

Total Interest Income	109,790	107,756	322,749	324,328
Interest Expense
Deposits	6,895	10,205	22,503	32,776
Short-term borrowings	1,122	1,182	3,304	3,961
Long-term debt	719	860	2,268	2,702
Junior subordinated debt	1,800	1,978	5,578	5,956

Total Interest Expense	10,536	14,225	33,653	45,395

Net Interest Income	99,254	93,531	289,096	278,933
Provision for loan losses	7,280	8,429	22,724	22,028

Net Interest Income After Provision for Loan Losses	91,974	85,102	266,372	256,905
Non-Interest Income
Impairment losses on securities	—	(440)	—	(440)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	321	—	321

Net impairment losses on securities	—	(119)	—	(119)
Service charges	16,512	17,666	51,703	52,419
Insurance commissions and fees	4,088	4,578	12,619	12,632
Securities commissions and fees	2,575	2,102	8,365	6,143
Trust fees	4,176	3,783	12,428	11,359
Net securities gains (losses)	5	(66)	757	302
Gain on sale of residential mortgage loans	899	1,176	2,942	2,696
Bank owned life insurance	1,635	1,671	5,161	4,809
Other	2,968	4,022	9,307	9,095

Total Non-Interest Income	32,858	34,813	103,282	99,336
Non-Interest Expense
Salaries and employee benefits	45,155	41,579	132,261	127,255
Net occupancy	6,132	5,840	19,669	18,624
Equipment	6,415	5,728	18,013	16,598
Amortization of intangibles	2,115	2,242	6,226	6,892
Outside services	7,565	7,048	23,332	20,725
FDIC insurance	3,161	2,014	8,197	6,172
Merger related	913	88	4,211	7,399
Other	11,765	12,543	34,356	38,572

Total Non-Interest Expense	83,221	77,082	246,265	242,237

Income Before Income Taxes	41,611	42,833	123,389	114,004
Income taxes	9,977	12,090	34,024	32,549

Net Income	$31,634	$30,743	$89,365	$81,455

Net Income per Share – Basic	$0.22	$0.22	$0.63	$0.59
Net Income per Share – Diluted	0.22	0.22	0.62	0.58
Cash Dividends per Share	0.12	0.12	0.36	0.36

Comprehensive Income	$27,540	$33,132	$69,418	$87,631

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total
Balance at January 1, 2013	$1,398	$1,376,601	$75,312	$(46,224)	$(5,018)	$1,402,069
Net income			89,365			89,365
Change in other comprehensive income, net of tax				(19,947)		(19,947)
Common stock dividends ($0.36/share)			(52,028)			(52,028)
Issuance of common stock	57	59,561			(2,047)	57,571
Restricted stock compensation		3,339				3,339
Tax expense of stock-based compensation		1,278				1,278

Balance at September 30, 2013	$1,455	$1,440,779	$112,649	$(66,171)	$(7,065)	$1,481,647

Balance at January 1, 2012	$1,268	$1,224,572	$32,925	$(45,148)	$(3,418)	$1,210,199
Net income			81,455			81,455
Change in other comprehensive income, net of tax				6,176		6,176
Common stock dividends ($0.36/share)			(50,705)			(50,705)
Issuance of common stock	129	145,833	(377)		(1,548)	144,037
Restricted stock compensation		3,451				3,451
Tax expense of stock-based compensation		385				385

Balance at September 30, 2012	$1,397	$1,374,241	$63,298	$(38,972)	$(4,966)	$1,394,998

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Nine Months Ended
	September 30,
	2013	2012
Operating Activities
Net income	$89,365	$81,455
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	21,845	21,989
Provision for loan losses	22,724	22,028
Deferred tax expenses	12,246	29,549
Net securities gains	(757)	(302)
Other-than-temporary impairment losses on securities	—	119
Tax benefit of stock-based compensation	(1,278)	(385)
Net change in:
Interest receivable	(1,568)	(3,248)
Interest payable	(2,836)	(3,506)
Trading securities	88,052	331,972
Residential mortgage loans held for sale	19,647	(7,300)
Bank owned life insurance	(1,808)	(4,475)
Other, net	18,610	12,036

Net cash flows provided by operating activities	264,242	479,932

Investing Activities
Net change in loans	(473,933)	(238,978)
Securities available for sale:
Purchases	(250,724)	(780,185)
Sales	21,919	87,101
Maturities	269,330	367,025
Securities held to maturity:
Purchases	(335,533)	(468,780)
Sales	17,429	2,903
Maturities	239,942	240,059
Purchase of bank owned life insurance	(10,016)	(20,024)
Withdrawal/surrender of bank owned life insurance	—	20,701
Increase in premises and equipment	(7,745)	(7,940)
Net cash received in business combinations	41,986	203,538

Net cash flows used in investing activities	(487,345)	(594,580)

Financing Activities
Net change in:
Non-interest bearing deposits, savings and NOW accounts	536,442	567,788
Time deposits	(240,111)	(249,764)
Short-term borrowings	68,643	155,177
Increase in long-term debt	37,602	26,961
Decrease in long-term debt	(73,867)	(183,139)
Decrease in junior subordinated debt	(15,000)	—
Net proceeds from issuance of common stock	4,609	6,586
Tax benefit of stock-based compensation	1,278	385
Cash dividends paid	(52,028)	(50,705)

Net cash flows provided by financing activities	267,568	273,289

Net Increase in Cash and Cash Equivalents	44,465	158,641
Cash and cash equivalents at beginning of period	239,044	208,953

Cash and Cash Equivalents at End of Period	$283,509	$367,594

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

September 30, 2013

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

SECURITIES OFFERINGS

On November 1, 2013, the Corporation completed a public offering of 4,693,876 shares of common stock at a price of $12.25 per share, including 612,244 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. On November 1, 2013, the Corporation also completed a public offering of 4,000,000 Depositary Shares, each representing a 1/40th interest in the Non-Cumulative Perpetual Preferred Stock, Series E, of the Corporation, at a price of $25.00 per share. The net proceeds of the combined offerings after deducting underwriting discounts and commissions and estimated offering expenses were $151,175. The Corporation intends to use the proceeds from the offerings to proactively position itself for Basel III implementation, as discussed in the “Enhanced Regulatory Capital Standards” section of this Report, and to support future growth opportunities.

MERGERS AND ACQUISITIONS

On October 12, 2013, the Corporation completed its acquisition of PVF Capital Corp. (PVF), a savings and loan holding company based in Solon, Ohio. On the acquisition date, the estimated fair values of PVF included $714,126 in assets, $500,000 in loans and $620,000 in deposits. The acquisition was valued at $110,280 and resulted in the Corporation issuing 8,893,598 shares of its common stock in exchange for 26,119,398 shares of PVF common stock. The assets and liabilities of PVF were recorded on the Corporation’s balance sheet at their preliminary estimated fair values as of October 12, 2013, the acquisition date, and PVF’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. The operations of PVF are not included in the accompanying financial statements dated September 30, 2013. PVF’s banking affiliate, Park View Federal Savings Bank, was merged into FNBPA on October 12, 2013. Based on a preliminary purchase price allocation, during October 2013 the Corporation recorded $50,898 in goodwill and $4,400 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, the estimated fair values of ANNB included $429,358 in assets, $254,911 in loans and $349,370 in deposits. The acquisition was valued at $56,300 and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. Additionally, the Corporation paid $609, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement. The assets and liabilities of ANNB were recorded on the Corporation’s balance sheet at their preliminary estimated fair values as of April 6, 2013, the acquisition date, and ANNB’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. ANNB’s banking affiliate, BankAnnapolis, was merged into FNBPA on April 6, 2013. In conjunction with the acquisition, a warrant issued by ANNB to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP) was assumed by the Corporation and converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant expires January 30, 2019 and has an exercise price of $3.57 per share. Based on a preliminary purchase price allocation, the Corporation has recorded $37,954 in goodwill and $3,775 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, the fair values of Parkvale included $1,743,885 in assets, $919,480 in loans and $1,525,253 in deposits. The acquisition was valued at $140,900 and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock. The assets and liabilities of Parkvale were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2012, the acquisition date, and Parkvale’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. Parkvale’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. The warrant issued by Parkvale to the UST under the CPP was assumed by the Corporation and converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. Based on the purchase price allocation, which was completed in the fourth quarter of 2012, the Corporation recorded $106,602 in goodwill and $16,033 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

Pending Acquisition

On June 14, 2013, the Corporation announced the signing of a definitive merger agreement to acquire BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland with approximately $640,000 in total assets. The transaction is valued at approximately $79,000. Under the terms of the merger agreement, BCSB shareholders will be entitled to receive 2.08 shares of the Corporation’s common stock for each share of BCSB common stock. BCSB’s banking affiliate, Baltimore County Savings Bank, will be merged into FNBPA. The transaction is expected to be completed in the first quarter of 2014, pending regulatory approvals, the approval of BCSB shareholders and the satisfaction of other closing conditions.

NEW ACCOUNTING STANDARDS

Income Taxes

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide guidance on the financial statement presentation of certain unrecognized tax benefits. An unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward with certain exceptions related to availability. The requirements of ASU 2013-11 are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Derivatives and Hedging

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which establishes the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate, in addition to the UST and LIBOR swap rates, to provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The requirements of ASU 2013-10 are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this update did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Comprehensive Income

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, that requires an entity to report the effects of significant reclassifications out of each component of accumulated other comprehensive income on the respective line item in net income if the amount being reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For amounts not required to be reclassified in their entirety in the same reporting period, an entity shall add a cross reference to the related footnote where additional information about the effect of the reclassification is disclosed. The requirements of ASU 2013-02 were effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this update did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
September 30, 2013
U.S. government-sponsored entities	$336,126	$412	$(4,386)	$332,152
Residential mortgage-backed securities:
Agency mortgage-backed securities	223,125	4,641	(128)	227,638
Agency collateralized mortgage obligations	506,672	405	(18,030)	489,047
Non-agency collateralized mortgage obligations	1,818	28	—	1,846
States of the U.S. and political subdivisions	17,472	542	(139)	17,875
Collateralized debt obligations	36,451	2,452	(10,199)	28,704
Other debt securities	16,478	564	(914)	16,128

Total debt securities	1,138,142	9,044	(33,796)	1,113,390
Equity securities	1,554	645	(31)	2,168

	$1,139,696	$9,689	$(33,827)	$1,115,558

December 31, 2012
U.S. government-sponsored entities	$352,910	$1,676	$(129)	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	267,575	7,575	—	275,150
Agency collateralized mortgage obligations	465,574	4,201	(228)	469,547
Non-agency collateralized mortgage obligations	2,679	50	—	2,729
States of the U.S. and political subdivisions	23,592	1,232	—	24,824
Collateralized debt obligations	34,765	967	(13,276)	22,456
Other debt securities	21,790	695	(972)	21,513

Total debt securities	1,168,885	16,396	(14,605)	1,170,676
Equity securities	1,554	462	(9)	2,007

	$1,170,439	$16,858	$(14,614)	$1,172,683

Securities Held to Maturity:
September 30, 2013
U.S. Treasury	$503	$122	$—	$625
U.S. government-sponsored entities	43,403	191	(1,019)	42,575
Residential mortgage-backed securities:
Agency mortgage-backed securities	650,732	14,679	(2,414)	662,997
Agency collateralized mortgage obligations	341,743	759	(12,788)	329,714
Non-agency collateralized mortgage obligations	7,317	53	—	7,370
Commercial mortgage-backed securities	2,247	134	(31)	2,350
States of the U.S. and political subdivisions	135,047	2,641	(1,667)	136,021

	$1,180,992	$18,579	$(17,919)	$1,181,652

December 31, 2012
U.S. Treasury	$503	$188	$—	$691
U.S. government-sponsored entities	28,731	280	(99)	28,912
Residential mortgage-backed securities:
Agency mortgage-backed securities	780,022	28,783	(1)	808,804
Agency collateralized mortgage obligations	133,976	1,266	—	135,242
Non-agency collateralized mortgage obligations	14,082	130	—	14,212
Commercial mortgage-backed securities	1,024	39	—	1,063
States of the U.S. and political subdivisions	147,713	6,099	—	153,812
Collateralized debt obligations	512	—	(35)	477

	$1,106,563	$36,785	$(135)	$1,143,213

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with the ANNB and Parkvale acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which the acquisitions occurred. As of September 30, 2013 and December 31, 2012, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Gross gains	$5	$355	$1,120	$1,151
Gross losses	—	(421)	(363)	(849)

	$5	$(66)	$757	$302

As of September 30, 2013, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,461	$2,483
Due from one to five years	209,474	209,523	34,366	34,162
Due from five to ten years	150,871	147,783	65,749	66,086
Due after ten years	46,182	37,553	76,377	76,490

	406,527	394,859	178,953	179,221
Residential mortgage-backed securities:
Agency mortgage-backed securities	223,125	227,638	650,732	662,997
Agency collateralized mortgage obligations	506,672	489,047	341,743	329,714
Non-agency collateralized mortgage obligations	1,818	1,846	7,317	7,370
Commercial mortgage-backed securities	—	—	2,247	2,350
Equity securities	1,554	2,168	—	—

	$1,139,696	$1,115,558	$1,180,992	$1,181,652

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At September 30, 2013 and December 31, 2012, securities with a carrying value of $1,025,579 and $725,450, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $849,901 and $795,812 at September 30, 2013 and December 31, 2012, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
September 30, 2013
U.S. government-sponsored entities	12	$173,836	$(4,386)	—	$—	$—	12	$173,836	$(4,386)
Residential mortgage-backed securities:
Agency mortgage-backed securities	3	31,737	(128)	—	—	—	3	31,737	(128)
Agency collateralized mortgage obligations	28	416,085	(18,030)	—	—	—	28	416,085	(18,030)
States of the U.S. and political subdivisions	2	3,134	(139)	—	—	—	2	3,134	(139)
Collateralized debt obligations	1	2,195	(3)	9	8,927	(10,196)	10	11,122	(10,199)
Other debt securities	—	—	—	4	5,963	(914)	4	5,963	(914)
Equity securities	—	—	—	1	632	(31)	1	632	(31)

	46	$626,987	$(22,686)	14	$15,522	$(11,141)	60	$642,509	$(33,827)

December 31, 2012
U.S. government-sponsored entities	3	$44,868	$(129)	—	$—	$—	3	$44,868	$(129)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	3	47,174	(228)	—	—	—	3	47,174	(228)
Collateralized debt obligations	7	8,708	(909)	9	5,532	(12,367)	16	14,240	(13,276)
Other debt securities	—	—	—	4	5,899	(972)	4	5,899	(972)
Equity securities	1	654	(9)	—	—	—	1	654	(9)

	14	$101,404	$(1,275)	13	$11,431	$(13,339)	27	$112,835	$(14,614)

Securities Held to Maturity:
September 30, 2013
U.S. government-sponsored entities	3	$39,027	$(1,019)	—	—	—	3	$39,027	$(1,019)
Residential mortgage-backed securities:
Agency mortgage-backed securities	18	237,938	(2,414)	—	—	—	18	237,938	(2,414)
Agency collateralized mortgage obligations	19	274,423	(12,788)	—	—	—	19	274,423	(12,788)
Commercial mortgage-backed securities	1	991	(31)	—	—	—	1	991	(31)
States of the U.S. and political subdivisions	25	28,327	(1,667)	—	—	—	25	28,327	(1,667)

	66	$580,706	$(17,919)	—	—	—	66	$580,706	$(17,919)

December 31, 2012
U.S. government-sponsored entities	1	$14,901	$(99)	—	$—	$—	1	$14,901	$(99)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,424	(1)	—	—	—	1	1,424	(1)
Collateralized debt obligations	—	—	—	1	477	(35)	1	477	(35)

	2	$16,325	$(100)	1	$477	$(35)	3	$16,802	$(135)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on collateralized debt obligations (CDOs) relate to investments in trust preferred securities (TPS). The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks and are included in other debt securities. The pooled securities consist of securities issued primarily by banks and thrifts, with some of the pools including a limited number of insurance companies. Investments in pooled securities are all in mezzanine tranches except for two investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in TPS is attributable to illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

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

The Corporation’s portfolio of TPS consists of 23 pooled issues and four single-issuer securities. Two of the pooled issues are senior tranches; the remaining 21 are mezzanine tranches. At September 30, 2013, the pooled TPS had an estimated fair value of $28,704 while the single-issuer TPS had an estimated fair value of $5,963. The Corporation has concluded from the analysis performed at September 30, 2013 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

At September 30, 2013, all four single-issuer TPS are current in regards to their principal and interest payments. Of the 23 pooled TPS, three are accruing interest based on the coupon rate, 18 are accreting income based on future expected cash flows and the remaining two are on non-accrual status. Income of $2,448 and $2,138 was recognized on pooled TPS for the nine months ended September 30, 2013 and 2012, respectively. Included in the amount for the nine months ended September 30, 2012 was $34 recognized on two pooled TPS which were sold in the second quarter of 2012.

The Corporation recognized net impairment losses on securities of $119 for the nine months ended September 30, 2012 due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired. The Corporation did not recognize any impairment losses on securities for the nine months ended September 30, 2013.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	Collateralized Debt Obligations	Residential Non-Agency CMOs	Total
For the Nine Months Ended September 30, 2013
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

The following table provides information relating to the Corporation’s TPS as of September 30, 2013:

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Pooled TPS:
P1	C1	$5,500	$2,571	$1,511	$(1,060)	C	42	22	7	41	18	0.00
P2	C1	4,889	3,073	1,241	(1,832)	C	41	16	15	41	15	0.00
P3	C1	5,561	4,357	1,668	(2,689)	C	47	13	9	34	16	0.00
P4	C1	3,994	3,120	1,197	(1,923)	C	52	16	6	42	16	0.00
P5	B3	2,000	765	364	(401)	C	14	29	10	48	11	0.00
P6	B1	3,028	2,497	1,004	(1,493)	C	50	15	19	51	10	0.00
P7	C	5,048	828	875	47	C	36	14	22	37	14	0.00
P8	C	2,011	788	336	(452)	C	44	16	11	36	17	0.42
P9	A4L	2,000	645	397	(248)	C	24	16	13	43	11	0.00

Total OTTI		34,031	18,644	8,593	(10,051)		350	17	12	41	15

P10	C1	5,220	1,077	1,434	357	C	42	22	7	41	18	0.00
P11	A2A	5,000	2,198	2,195	(3)	B+	41	16	15	41	15	47.85
P12	C1	4,781	1,317	1,434	117	C	47	13	9	34	16	0.00
P13	C1	5,260	1,278	1,576	298	C	52	16	6	42	16	0.00
P14	C1	5,190	1,063	1,166	103	C	58	15	12	36	17	0.00
P15	C1	3,206	408	639	231	C	43	19	7	28	16	0.00
P16	C	3,339	651	673	22	C	36	15	12	28	15	0.00
P17	B	2,069	672	673	1	Ca	32	13	21	40	12	18.75
P18	B2	5,000	2,228	2,905	677	CCC	20	0	8	10	15	37.52
P19	B	4,070	963	1,340	377	C	44	16	11	36	17	0.52
P20	A1	3,304	1,983	2,037	54	BB-	46	21	6	35	15	54.24
P21	B	5,000	1,307	1,209	(98)	C	15	18	6	49	11	0.00
P22	C1	5,531	1,386	1,399	13	C	23	15	12	42	11	0.00
P23	C1	5,606	1,276	1,431	155	C	23	16	10	44	11	0.00

Total Not OTTI		62,576	17,807	20,111	2,304		522	16	10	36	15

Total Pooled TPS		$96,607	$36,451	$28,704	$(7,747)		872	16	11	38	15

Deal Name	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Single Issuer TPS:
S1		$2,000	$1,954	$1,600	$(354)	BB	1
S2		2,000	1,924	1,620	(304)	BBB	1
S3		2,000	2,000	1,943	(57)	B+	1
S4		1,000	999	800	(199)	BB	1

Total Single Issuer TPS		$7,000	$6,877	$5,963	$(914)		4

Total TPS		$103,607	$43,328	$34,667	$(8,661)		876

(1)	Some current deferrals are expected to cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $152,922 as of September 30, 2013 is highly rated with an average entity-specific rating of AA and 98.7% of the portfolio rated A or better. General obligation bonds comprise 99.0% of the portfolio. Geographically, municipal bonds support the Corporation’s footprint as 78.0% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $987. In addition to the strong stand-alone ratings, 67.7% of the municipalities have purchased credit enhancement insurance to strengthen the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At September 30, 2013 and December 31, 2012, the Corporation’s FHLB stock totaled $21,636 and $24,560, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans
September 30, 2013
Commercial real estate	$2,548,278	$372,530	$2,920,808
Commercial and industrial	1,689,467	65,768	1,755,235
Commercial leases	141,714	—	141,714

Total commercial loans and leases	4,379,459	438,298	4,817,757
Direct installment	1,349,804	58,735	1,408,539
Residential mortgages	669,978	361,827	1,031,805
Indirect installment	631,030	7,282	638,312
Consumer lines of credit	804,453	83,528	887,981
Other	52,511	—	52,511

	$7,887,235	$949,670	$8,836,905

	Originated Loans	Acquired Loans	Total Loans
December 31, 2012
Commercial real estate	$2,448,471	$258,575	$2,707,046
Commercial and industrial	1,555,301	47,013	1,602,314
Commercial leases	130,133	—	130,133

Total commercial loans and leases	4,133,905	305,588	4,439,493
Direct installment	1,108,865	69,665	1,178,530
Residential mortgages	653,826	438,402	1,092,228
Indirect installment	568,324	13,713	582,037
Consumer lines of credit	732,534	72,960	805,494
Other	39,937	—	39,937

	$7,237,391	$900,328	$8,137,719

The carrying amount of acquired loans at September 30, 2013 totaled $944,954, including purchased credit-impaired (PCI) loans with a carrying amount of $16,559, while the carrying amount of acquired loans at December 31, 2012 totaled $896,148, including PCI loans with a carrying amount of $15,864. The outstanding contractual balance receivable of acquired loans at September 30, 2013 totaled $1,011,890, including PCI loans with an outstanding contractual balance receivable of $43,767, while the outstanding contractual balance receivable of acquired loans at December 31, 2012 totaled $949,862, including PCI loans with an outstanding contractual balance receivable of $41,134.

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

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, northeastern Ohio, northern West Virginia and central Maryland. The commercial real estate portfolio also includes run-off loans in Florida, which totaled $49,189 or 0.6% of total loans at September 30, 2013, compared to $68,627 or 0.8% of total loans at December 31, 2012. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which equaled $175,123 or 2.0% of total loans at September 30, 2013, compared to $170,999 or 2.1% of total loans at December 31, 2012. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of September 30, 2013, 45.2% of the commercial real estate loans were owner-occupied, while the remaining 54.8% were non-owner-occupied, compared to 46.5% and 53.5%, respectively, as of December 31, 2012. As of September 30, 2013 and December 31, 2012, the Corporation had commercial construction loans of $215,433 and $190,206, respectively, representing 2.4% and 2.3% of total loans, respectively.

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

The following table reflects amounts at acquisition for all purchased loans subject to ASC310-30 (impaired and non-impaired) acquired from ANNB in 2013 and Parkvale in 2012:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from ANNB in 2013
Contractually required cash flows at acquisition	$12,200	$270,197	$282,397
Non-accretable difference (expected losses and foregone interest)	(7,829)	(13,705)	(21,534)

Cash flows expected to be collected at acquisition	4,371	256,492	260,863
Accretable yield	(523)	(41,207)	(41,730)

Basis in acquired loans at acquisition	$3,848	$215,285	$219,133

Acquired from Parkvale in 2012
Contractually required cash flows at acquisition	$12,224	$1,327,342	$1,339,566
Non-accretable difference (expected losses and foregone interest)	(6,070)	(214,541)	(220,611)

Cash flows expected to be collected at acquisition	6,154	1,112,801	1,118,955
Accretable yield	(589)	(293,594)	(294,183)

Basis in acquired loans at acquisition	$5,565	$819,207	$824,772

The following table provides a summary of change in accretable yield for all acquired loans:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Nine Months Ended September 30, 2013
Balance at beginning of period	$778	$253,375	$254,153
Acquisitions	523	41,207	41,730
Reduction due to unexpected early payoffs	—	(37,432)	(37,432)
Reclass from non-accretable difference	6,318	1,555	7,873
Disposals/transfers	164	(210)	(46)
Accretion	(2,250)	(27,629)	(29,879)

Balance at end of period	$5,533	$230,866	$236,399

Year Ended December 31, 2012
Balance at beginning of period	$2,477	$49,229	$51,706
Acquisitions	589	293,594	294,183
Reduction due to unexpected early payoffs	—	(57,840)	(57,840)
Reclass from non-accretable difference	3,539	10,915	14,454
Disposals/transfers	(49)	(615)	(664)
Accretion	(5,778)	(41,908)	(47,686)

Balance at end of period	$778	$253,375	$254,153

Purchased Credit-Impaired (PCI) Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans identified in the Corporation’s acquisition of ANNB:

	At Acquisition	September 30, 2013
Outstanding balance	$12,220	$11,867
Carrying amount	3,848	3,442
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	—
Allowance reduction recognized since acquisition	n/a	—

Following is information about PCI loans identified in the Corporation’s acquisition of Parkvale:

	At Acquisition	December 31, 2012
Outstanding balance	$9,135	$3,704
Carrying amount	5,565	2,552
Allowance for loan losses	n/a	103
Impairment recognized since acquisition	n/a	103
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Outstanding Balance	Non- Accretable Difference	Expected Cash Flows	Accretable Yield	Recorded Investment
For the Nine Months Ended September 30, 2013
Balance at beginning of period	$41,134	$(23,733)	$17,401	$(778)	$16,623
Acquisitions	12,220	(7,849)	4,371	(523)	3,848
Accretion	—	—	—	2,250	2,250
Payments received	(3,087)	—	(3,087)	—	(3,087)
Reclass from non-accretable difference	—	6,318	6,318	(6,318)	—
Disposals/transfers	(8,442)	6,193	(2,249)	(164)	(2,413)
Contractual interest	1,942	(1,942)	—	—	—

Balance at end of period	$43,767	$(21,013)	$22,754	$(5,533)	$17,221

For the Year Ended December 31, 2012
Balance at beginning of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839
Acquisitions	9,135	(2,981)	6,154	(589)	5,565
Accretion	—	—	—	5,778	5,778
Payments received	(9,556)	—	(9,556)	—	(9,556)
Reclass from non-accretable difference	—	3,539	3,539	(3,539)	—
Disposals/transfers	(12,494)	11,442	(1,052)	49	(1,003)
Contractual interest	2,356	(2,356)	—	—	—

Balance at end of period	$41,134	$(23,733)	$17,401	$(778)	$16,623

The accretion in the table above includes $440 in 2013 and $3,539 in 2012 that primarily represents payoffs received on certain loans in excess of expected cash flows.

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

Following is a summary of non-performing assets:

	September 30, 2013	December 31, 2012
Non-accrual loans	$65,451	$66,004
Troubled debt restructurings	17,252	14,876

Total non-performing loans	82,703	80,880
Other real estate owned (OREO)	35,144	35,257

Total non-performing loans and OREO	117,847	116,137
Non-performing investments	733	2,809

Total non-performing assets	$118,580	$118,946

Asset quality ratios:
Non-performing loans as a percent of total loans	0.94%	0.99%
Non-performing loans + OREO as a percent of total loans + OREO	1.33%	1.42%
Non-performing assets as a percent of total assets	0.93%	0.99%

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans originated and loans acquired:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans
Originated loans:
September 30, 2013
Commercial real estate	$7,041	$301	$47,151	$54,493	$2,493,785	$2,548,278
Commercial and industrial	4,068	459	8,081	12,608	1,676,859	1,689,467
Commercial leases	836	—	782	1,618	140,096	141,714

Total commercial loans and leases	11,945	760	56,014	68,719	4,310,740	4,379,459
Direct installment	9,952	2,515	4,462	16,929	1,332,875	1,349,804
Residential mortgages	12,331	1,986	3,694	18,011	651,967	669,978
Indirect installment	4,815	607	975	6,397	624,633	631,030
Consumer lines of credit	2,146	1,113	306	3,565	800,888	804,453
Other	23	37	—	60	52,451	52,511

	$41,212	$7,018	$65,451	$113,681	$7,773,554	$7,887,235

December 31, 2012
Commercial real estate	$5,786	$533	$47,895	$54,214	$2,394,257	$2,448,471
Commercial and industrial	7,310	456	6,017	13,783	1,541,518	1,555,301
Commercial leases	1,671	—	965	2,636	127,497	130,133

Total commercial loans and leases	14,767	989	54,877	70,633	4,063,272	4,133,905
Direct installment	8,834	2,717	3,342	14,893	1,093,972	1,108,865
Residential mortgages	15,821	2,365	2,891	21,077	632,749	653,826
Indirect installment	5,114	374	1,039	6,527	561,797	568,324
Consumer lines of credit	1,633	247	355	2,235	730,299	732,534
Other	36	15	3,500	3,551	36,386	39,937

	$46,205	$6,707	$66,004	$118,916	$7,118,475	$7,237,391

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due (1)	Current	Discount	Total Loans
Acquired Loans:
September 30, 2013
Commercial real estate	$4,681	$16,002	—	$20,683	$370,373	$(18,526)	$372,530
Commercial and industrial	3,396	4,500	—	7,896	63,566	(5,694)	65,768
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	8,077	20,502	—	28,579	433,939	(24,220)	438,298
Direct installment	1,147	1,023	—	2,170	53,785	2,780	58,735
Residential mortgages	7,272	19,002	—	26,274	370,609	(35,056)	361,827
Indirect installment	246	38	—	284	7,661	(663)	7,282
Consumer lines of credit	226	893	—	1,119	87,470	(5,061)	83,528
Other	—	—	—	—	—	—	—

	$16,968	$41,458	—	$58,426	$953,464	$(62,220)	$949,670

December 31, 2012
Commercial real estate	$6,829	$13,597	—	$20,426	$250,116	$(11,967)	$258,575
Commercial and industrial	1,653	138	—	1,791	47,351	(2,129)	47,013
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	8,482	13,735	—	22,217	297,467	(14,096)	305,588
Direct installment	1,454	947	—	2,401	63,502	3,762	69,665
Residential mortgages	12,137	21,069	—	33,206	439,620	(34,424)	438,402
Indirect installment	347	56	—	403	14,089	(779)	13,713
Consumer lines of credit	379	778	—	1,157	75,800	(3,997)	72,960
Other	—	—	—	—	—	—	—

	$22,799	$36,585	—	$59,384	$890,478	$(49,534)	$900,328

(1)	Past due information for loans acquired is based on the contractual balance outstanding at September 30, 2013 and December 31, 2012.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans by credit quality category, segregated by loans originated and loans acquired:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans:
September 30, 2013
Commercial real estate	$2,388,404	$46,750	$110,342	$2,782	$2,548,278
Commercial and industrial	1,550,195	80,987	57,966	319	1,689,467
Commercial leases	139,966	764	984	—	141,714

	$4,078,565	$128,501	$169,292	$3,101	$4,379,459

December 31, 2012
Commercial real estate	$2,282,139	$57,938	$106,258	$2,136	$2,448,471
Commercial and industrial	1,472,598	32,227	49,814	662	1,555,301
Commercial leases	126,283	243	3,607	—	130,133

	$3,881,020	$90,408	$159,679	$2,798	$4,133,905

Acquired Loans:
September 30, 2013
Commercial real estate	$277,806	$47,663	$45,673	$1,388	$372,530
Commercial and industrial	49,105	5,067	11,582	14	65,768
Commercial leases	—	—	—	—	—

	$326,911	$52,730	$57,255	$1,402	$438,298

December 31, 2012
Commercial real estate	$204,300	$14,713	$39,093	$469	$258,575
Commercial and industrial	39,596	3,611	3,804	2	47,013
Commercial leases	—	—	—	—	—

	$243,896	$18,324	$42,897	$471	$305,588

Credit quality information for acquired loans is based on the contractual balance outstanding at September 30, 2013 and December 31, 2012. The increase in acquired loans in 2013 primarily relates to the ANNB acquisition on April 6, 2013.

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
September 30, 2013
Direct installment	$1,339,139	$10,665	$1,349,804
Residential mortgages	656,674	13,304	669,978
Indirect installment	629,838	1,092	631,030
Consumer lines of credit	803,904	549	804,453
Other	52,511	—	52,511

December 31, 2012
Direct installment	$1,100,324	$8,541	$1,108,865
Residential mortgages	642,406	11,420	653,826
Indirect installment	567,192	1,132	568,324
Consumer lines of credit	731,788	746	732,534
Other	36,437	3,500	39,937

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

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Nine Months Ended September 30, 2013
With no specific allowance recorded:
Commercial real estate	$34,281	$46,548	$—	$34,165
Commercial and industrial	9,308	11,377	—	9,448
Commercial leases	782	782	—	729

Total commercial loans and leases	44,371	58,707	—	44,342
Direct installment	10,665	10,901	—	10,451
Residential mortgages	13,298	13,561	—	13,767
Indirect installment	1,092	2,491	—	1,169
Consumer lines of credit	549	609	—	631
Other	—	—	—	583

With a specific allowance recorded:
Commercial real estate	14,300	23,748	2,782	14,379
Commercial and industrial	124	131	124	126
Commercial leases	—	—	—	—

Total commercial loans and leases	14,424	23,879	2,906	14,505
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

Total:
Commercial real estate	48,581	70,296	2,782	48,544
Commercial and industrial	9,432	11,508	124	9,574
Commercial leases	782	782	—	729

Total commercial loans and leases	58,795	82,586	2,906	58,847
Direct installment	10,665	10,901	—	10,451
Residential mortgages	13,298	13,561	—	13,767
Indirect installment	1,092	2,491	—	1,169
Consumer lines of credit	549	609	—	631
Other	—	—	—	583

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Year Ended December 31, 2012
With no specific allowance recorded:
Commercial real estate	$37,119	$50,234	$—	$36,426
Commercial and industrial	7,074	9,597	—	6,992
Commercial leases	965	—	—	1,053

Total commercial loans and leases	45,158	59,831	—	44,471
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500

With a specific allowance recorded:
Commercial real estate	12,623	21,877	2,136	14,522
Commercial and industrial	590	590	590	592
Commercial leases	—	—	—	—

Total commercial loans and leases	13,213	22,467	2,726	15,114
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

Total:
Commercial real estate	49,742	72,111	2,136	50,948
Commercial and industrial	7,664	10,187	590	7,584
Commercial leases	965	—	—	1,053

Total commercial loans and leases	58,371	82,298	2,726	59,585
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans with a recorded investment of $17,221 at September 30, 2013 and $16,623 at December 31, 2012. These tables do not reflect the additional allowance for loan losses relating to acquired loans in the following pools and categories: commercial real estate of $1,443; commercial and industrial of $1,023; direct installment of $916; residential mortgages of $1,039; and indirect installment of $295, totaling $4,716 at September 30, 2013 and commercial real estate of $1,955; commercial and industrial of $1,140; direct installment of $657; residential mortgages of $69; and indirect installment of $359, totaling $4,180 at December 31, 2012.

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

Following is a summary of the composition of total TDRs:

	September 30, 2013	December 31, 2012
Accruing:
Performing	$10,102	$12,659
Non-performing	17,252	14,876
Non-accrual	12,185	12,385

	$39,539	$39,920

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the nine months ended September 30, 2013, the Corporation returned to performing status $1,737 in restructured loans, all of which were secured by residential mortgages that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $756 and $41 at September 30, 2013 and December 31, 2012, respectively, and pooled reserves for individual loans under $500 of $108 and $297 for those same periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,096 and $1,455 at September 30, 2013 and December 31, 2012, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$212	$207	7	$1,252	$1,031
Commercial and industrial	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	2	212	207	7	1,252	1,031
Direct installment	117	1,199	1,168	300	3,078	2,930
Residential mortgages	9	346	348	39	1,809	1,784
Indirect installment	5	20	18	20	92	84
Consumer lines of credit	1	6	6	14	207	204
Other	—	—	—	—	—	—

	134	$1,783	$1,747	380	$6,438	$6,033

	Three Months Ended September 30, 2012			Nine Months Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	13	$2,183	$2,245	16	$2,341	$2,971
Commercial and industrial	4	51	48	7	254	123
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	17	2,234	2,293	23	2,595	3,094
Direct installment	50	237	228	229	1,597	1,557
Residential mortgages	15	934	996	39	2,085	2,266
Indirect installment	4	30	30	17	105	97
Consumer lines of credit	2	2	3	4	5	5
Other	—	—	—	—	—	—

	88	$3,437	$3,550	312	$6,387	$7,019

Following is a summary of TDRs, by class of loans, for which there was a payment default during the periods indicated, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended September 30, 2013 (1)		Nine Months Ended September 30, 2013 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	1	$751
Commercial and industrial	—	—	1	15
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	2	766
Direct installment	24	254	53	509
Residential mortgages	2	99	5	240
Indirect installment	—	—	4	37
Consumer lines of credit	1	85	1	85
Other	—	—	—	—

	27	$438	65	$1,637

	Three Months Ended September 30, 2012 (1)		Nine Months Ended September 30, 2012 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	—	—
Direct installment	21	138	27	165
Residential mortgages	1	25	3	208
Indirect installment	2	6	3	8
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	24	$169	33	$381

(1)	The recorded investment is as of period end.

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

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2013
Commercial real estate	$35,666	$(365)	$80	$(285)	$(538)	$34,843
Commercial and industrial	32,486	(1,529)	231	(1,298)	1,460	32,648
Commercial leases	1,756	(69)	59	(10)	21	1,767

Total commercial loans and leases	69,908	(1,963)	370	(1,593)	943	69,258
Direct installment	15,993	(2,183)	227	(1,956)	3,194	17,231
Residential mortgages	5,120	(174)	50	(124)	437	5,433
Indirect installment	5,626	(807)	188	(619)	1,120	6,127
Consumer lines of credit	6,421	(454)	60	(394)	1,052	7,079
Other	(219)	(333)	—	(333)	760	208

Total allowance on originated loans	102,849	(5,914)	895	(5,019)	7,506	105,336

Purchased credit-impaired loans	325	—	—	—	337	662
Other acquired loans	5,106	70	(559)	(489)	(563)	4,054

Total allowance on acquired loans	5,431	70	(559)	(489)	(226)	4,716

Total allowance	$108,280	$(5,844)	$336	$(5,508)	$7,280	$110,052

Three Months Ended September 30, 2012
Commercial real estate	$38,480	$(1,481)	$1,375	$(106)	$(3,360)	$35,014
Commercial and industrial	30,779	(3,746)	(19)	(3,765)	4,861	31,875
Commercial leases	1,674	(216)	78	(138)	214	1,750

Total commercial loans and leases	70,933	(5,443)	1,434	(4,009)	1,715	68,639
Direct installment	14,536	(1,985)	225	(1,760)	1,929	14,705
Residential mortgages	4,259	(3)	4	1	256	4,516
Indirect installment	5,666	(688)	158	(530)	539	5,675
Consumer lines of credit	5,266	(831)	37	(794)	1,556	6,028
Other	203	(270)	—	(270)	229	162

Total allowance on originated loans	100,863	(9,220)	1,858	(7,362)	6,224	99,725

Purchased credit-impaired loans	784	—	—	—	2,205	2,989
Other acquired loans	—	—	—	—	—	—

Total allowance on acquired loans	784	—	—	—	2,205	2,989

Total allowance	$101,647	$(9,220)	$1,858	$(7,362)	$8,429	$102,714

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Nine Months Ended September 30, 2013
Commercial real estate	$34,810	$(3,067)	$1,606	$(1,461)	$1,494	$34,843
Commercial and industrial	31,849	(4,262)	734	(3,528)	4,327	32,648
Commercial leases	1,744	(317)	161	(156)	179	1,767

Total commercial loans and leases	68,403	(7,646)	2,501	(5,145)	6,000	69,258
Direct installment	15,130	(6,824)	709	(6,115)	8,216	17,231
Residential mortgages	5,155	(733)	90	(643)	921	5,433
Indirect installment	5,449	(2,349)	576	(1,773)	2,451	6,127
Consumer lines of credit	6,057	(1,183)	209	(974)	1,996	7,079
Other	—	(721)	—	(721)	929	208

Total allowance on originated loans	100,194	(19,456)	4,085	(15,371)	20,513	105,336

Purchased credit-impaired loans	759	(156)	—	(156)	59	662
Other acquired loans	3,421	(1,199)	(320)	(1,519)	2,152	4,054

Total allowance on acquired loans	4,180	(1,355)	(320)	(1,675)	2,211	4,716

Total allowance	$104,374	$(20,811)	$3,765	$(17,046)	$22,724	$110,052

Nine Months Ended September 30, 2012
Commercial real estate	$43,283	$(4,733)	$1,634	$(3,099)	$(5,170)	$35,014
Commercial and industrial	25,476	(7,086)	349	(6,737)	13,136	31,875
Commercial leases	1,556	(509)	177	(332)	526	1,750

Total commercial loans and leases	70,315	(12,328)	2,160	(10,168)	8,492	68,639
Direct installment	14,814	(5,908)	721	(5,187)	5,078	14,705
Residential mortgages	4,437	(644)	127	(517)	596	4,516
Indirect installment	5,503	(2,128)	433	(1,695)	1,867	5,675
Consumer lines of credit	5,447	(1,585)	146	(1,439)	2,020	6,028
Other	146	(716)	—	(716)	732	162

Total allowance on originated loans	100,662	(23,309)	3,587	(19,722)	18,785	99,725

Purchased credit-impaired loans	—	(254)	—	(254)	3,243	2,989
Other acquired loans	—	—	—	—	—	—

Total allowance on acquired loans	—	(254)	—	(254)	3,243	2,989

Total allowance	$100,662	$(23,563)	$3,587	$(19,976)	$22,028	$102,714

Following is a summary of the individual and collective originated allowance for loan losses and corresponding loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2013
Commercial real estate	$2,782	$32,061	$2,548,278	$35,740	$2,512,538
Commercial and industrial	124	32,524	1,689,467	5,357	1,684,110
Commercial leases	—	1,767	141,714	—	141,714

Total commercial loans and leases	2,906	66,352	4,379,459	41,097	4,338,362
Direct installment	—	17,231	1,349,804	—	1,349,804
Residential mortgages	—	5,433	669,978	—	669,978
Indirect installment	—	6,127	631,030	—	631,030
Consumer lines of credit	—	7,079	804,453	—	804,453
Other	—	208	52,511	—	52,511

	$2,906	$102,430	$7,887,235	$41,097	$7,846,138

December 31, 2012
Commercial real estate	$2,136	$32,674	$2,448,471	$35,024	$2,413,447
Commercial and industrial	590	31,259	1,555,301	1,624	1,553,677
Commercial leases	—	1,744	130,133	—	130,133

Total commercial loans and leases	2,726	65,677	4,133,905	36,648	4,097,257
Direct installment	—	15,130	1,108,865	—	1,108,865
Residential mortgages	—	5,155	653,826	—	653,826
Indirect installment	—	5,449	568,324	—	568,324
Consumer lines of credit	—	6,057	732,534	—	732,534
Other	—	—	39,937	—	39,937

	$2,726	$97,468	$7,237,391	$36,648	$7,200,743

BORROWINGS

Following is a summary of short-term borrowings:

	September 30, 2013	December 31, 2012
Securities sold under repurchase agreements	$834,610	$807,820
Federal funds purchased	200,000	140,000
Subordinated notes	131,570	135,318

	$1,166,180	$1,083,138

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	September 30, 2013	December 31, 2012
Federal Home Loan Bank advances	$79	$88
Subordinated notes	82,457	79,897
Other subordinated debt	8,691	8,850
Convertible debt	580	590

	$91,807	$89,425

The Corporation’s banking affiliate has available credit with the FHLB of $3,212,358 of which $79 was used as of September 30, 2013. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances range from 3.78% to 4.19% for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

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

During the second quarter of 2013, $15,000 of the Corporation-issued TPS was repurchased at a discount and the related debt extinguished. This $15,000 was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. The regulatory capital ratios at September 30, 2013 reflect this $15,000 debt extinguishment of TPS.

The following table provides information relating to the Trusts as of September 30, 2013:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust I	$110,000	$3,866	$113,866	3/31/33	3.52%	Variable; LIBOR + 325 basis points (bps)
F.N.B. Statutory Trust II	21,500	665	22,165	6/15/36	1.90%	Variable; LIBOR + 165 bps
Omega Financial Capital Trust I	36,000	1,114	36,016	10/18/34	2.46%	Variable; LIBOR + 219 bps
Sun Bancorp Statutory Trust I	16,500	511	17,011	2/22/31	10.20%	Fixed
Annapolis Bancorp Statutory Trust I	5,000	155	5,155	3/26/33	3.40%	Variable; LIBOR + 315 bps

	$189,000	$6,311	$194,213

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

Risk Management Derivatives

The Corporation entered into four separate interest rate derivative agreements between December 2012 and August 2013 in order to manage its net interest income by increasing the stability of the net interest income over a range of potential interest rate scenarios. Interest rate swaps are also used to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Gains and losses from hedge ineffectiveness recognized in the consolidated statement of comprehensive income were not material for the three- and six- month periods ended September 30, 2013.

In accordance with the requirements of ASU No. 2011-04, the Corporation made an accounting policy election to use the portfolio exception with respect to measuring derivative instruments, consistent with the guidance in ASC 820. The Corporation further documents that it meets the criteria for this exception as follows:

•	The Corporation manages credit risk for its derivative positions on a counterparty-by-counterparty basis, consistent with its risk management strategy for such transactions. The Corporation manages credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in its master netting arrangements and credit support annex documentation with each individual counterparty. Review of credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions.

•	Since the effective date of ASC 820, the Corporation’s management has monitored and measured credit risk and calculated credit valuation adjustments (CVAs) for its derivative transactions on a counterparty-by-counterparty basis. Management receives reports from an independent third-party valuation specialist on a monthly basis to assist in determining CVAs by counterparty for purposes of reviewing and managing its credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to the financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the counterparty derivative portfolio, in accordance with the Corporation’s accounting policy elections.

The Corporation notes that key market participants take into account the existence of such arrangements that mitigate credit risk exposure in the event of default. As such, the Corporation formally elects to apply the portfolio exception in ASC 820 with respect to measuring counterparty credit risk for all of its derivative transactions subject to master netting arrangements.

At September 30, 2013, the Corporation was party to 300 swaps with customers with notional amounts totaling $801,609 and 266 swaps with derivative counterparties with notional amounts totaling $1,001,609.

Derivative assets are classified in the balance sheet under “other assets” and derivative liabilities are classified in the balance sheet under “other liabilities.” The following tables present information about derivative assets and derivative liabilities that are subject to enforceable master netting agreements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Offsetting of Derivative Assets:
September 30, 2013
Derivative assets subject to master netting arrangement:
Interest rate contracts	$2,225	—	$2,225
Equity contracts	18	—	18

Derivative assets not subject to master netting arrangement:
Interest rate contracts	35,799	—	35,799

Total derivative assets	$38,042	—	$38,042

December 31, 2012
Derivative assets subject to master netting arrangement:
Equity contracts	$16	—	$16

Derivative assets not subject to master netting arrangement:
Interest rate contracts	57,992	—	57,992

Total derivative assets	$58,008	—	$58,008

Offsetting of Derivative Liabilities:
September 30, 2013
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$43,045	—	$43,045

Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	1,409	—	1,409
Equity contracts	18	—	18

Total derivative liabilities	$44,472	—	$44,472

December 31, 2012
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$58,134	—	$58,134

Derivative liabilities not subject to master netting arrangement:
Equity contracts	16	—	16

Total derivative liabilities	$58,150	—	$58,150

The following tables present a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Gross Amounts Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets:
September 30, 2013
Counterparty B	$2	$2	$—	$—
Counterparty D	205	205	—	—
Counterparty E	936	936	—	—
Counterparty F	205	205	—	—
Counterparty G	112	112	—	—
Counterparty I	386	386	—	—
Counterparty J	397	—	397	—

	$2,243	$1,846	$397	—

December 31, 2012
Counterparty E	$16	—	—	$16

Derivative Liabilities:
September 30, 2013
Counterparty A	$5,528	$5,528	$—	$—
Counterparty B	3,714	3,612	—	102
Counterparty C	1,589	1,589	—	—
Counterparty D	10,131	10,131	—	—
Counterparty E	6,069	6,069	—	—
Counterparty F	25	25	—	—
Counterparty G	5,213	5,213	—	—
Counterparty H	2,634	125	—	2,509
Counterparty I	6,629	6,629	—	—
Counterparty J	1,513	—	1,513	—

	$43,045	$38,921	$1,513	$2,611

December 31, 2012
Counterparty A	$8,393	$8,393	—	$—
Counterparty B	5,601	5,601	—	—
Counterparty C	2,145	2,145	—	—
Counterparty D	12,354	12,354	—	—
Counterparty E	8,846	8,846	—	—
Counterparty F	353	282	—	71
Counterparty G	5,497	5,497	—	—
Counterparty H	3,937	1,775	—	2,162
Counterparty I	11,008	11,008	—	—

	$58,134	$55,901	—	$2,233

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Nine Months Ended
	Statement	September 30,
	Location	2013	2012
Interest Rate Products	Other income	$40	$40

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of September 30, 2013, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $42,093. At September 30, 2013, the Corporation has posted collateral with derivative counterparties with a fair value of $39,493 and cash collateral of $1,699. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $3,014 in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at September 30, 2013 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	September 30, 2013	December 31, 2012
Commitments to extend credit	$2,822,545	$2,600,355
Standby letters of credit	122,713	130,912

At September 30, 2013, funding of 78.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

BCSB Bancorp, Inc., Stockholder Litigation

On June 21, 2013, a purported stockholder of BCSB filed a derivative complaint on behalf of BCSB in the Circuit Court for Baltimore City, Maryland, captioned Darr v. Bouffard, et al, at Case No. 24-C-13-004131, and naming as defendants, BCSB, its board of directors and the Corporation. The lawsuit made various allegations against the defendants, including that the merger consideration is inadequate and undervalues the company, that the director defendants breached their fiduciary duties to BCSB in approving the merger and that the Corporation aided and abetted those alleged breaches. The lawsuit generally sought an injunction barring the defendants from consummating the merger transaction. Alternatively, if the companies completed the transaction before the court entered judgment, the lawsuit sought rescission of the merger or, in the alternative, rescissory damages, an accounting for all resulting damages and for all profits and any special benefits defendants obtained as a result of the alleged breaches of fiduciary duty, and an award for the costs and expenses incurred in the lawsuit, including attorneys’ fees and costs. The plaintiff filed a notice to voluntarily dismiss the complaint on September 6, 2013.

PVF Capital Corp. Stockholder Litigation

On July 24, 2013, a purported shareholder of PVF filed a putative class action complaint in the U.S. District Court for the Northern District of Ohio, captioned Kugelman v. PVF Capital Corp., et al., Case No. 1:13-cv-01606, and naming as defendants PVF, its board of directors and the Corporation. The plaintiff alleged that the disclosures in PVF’s proxy statement were inadequate, and that the director defendants breached their fiduciary duties to PVF by approving the proposed merger and by their involvement in preparing the proxy statement. The plaintiff sought an injunction barring the defendants from completing the merger; rescission of the merger agreement to the extent already implemented or, in the alternative, an award of rescissory damages; an accounting to plaintiff for all damages caused by the defendants; and an award of the costs and expenses incurred by the plaintiff in the lawsuit, including a reasonable allowance for counsel fees and expert fees.

On August 5, 2013, the Corporation, PVF and PVF’s board of directors filed motions to dismiss the plaintiff’s claims in their entirety. On September 9, 2013, the court granted the motions to dismiss and entered judgment in favor of the Corporation, PVF and PVF’s board of directors.

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the nine months ended September 30, 2013 and 2012, the Corporation issued 344,479 and 275,674 restricted stock awards with aggregate weighted average grant date fair values of $3,802 and $3,384, respectively, under these Plans. As of September 30, 2013, the Corporation had available up to 2,734,087 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $3,338 and $2,634 for the nine months ended September 30, 2013 and 2012, the tax benefit of which was $1,186 and $922, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2013		2012
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,913,073	$9.17	1,846,115	$8.44
Granted	344,479	11.04	275,674	12.28
Net adjustment due to performance	73,835	10.60	28,181	8.31
Vested	(734,129)	7.60	(168,361)	8.06
Forfeited	(37,175)	10.40	(166,018)	8.53
Dividend reinvestment	43,934	11.66	55,349	11.38

Unvested awards outstanding at end of period	1,604,017	10.26	1,870,940	9.12

The total fair value of awards vested was $8,259 and $2,068 for the nine months ended September 30, 2013 and 2012, respectively.

As of September 30, 2013, there was $5,786 of unrecognized compensation cost related to unvested restricted stock awards, including $90 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of September 30, 2013 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	425,378	1,178,639	1,604,017
Unrecognized compensation expense	$1,980	$3,806	$5,786
Intrinsic value	$5,160	$14,297	$19,457
Weighted average remaining life (in years)	2.24	2.35	2.32

Stock Options

The Corporation did not grant stock options during the nine months ended September 30, 2013 or 2012. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 36,647 and 174,565 for the nine months ended September 30, 2013 and 2012, respectively.

The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2013		2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	640,050	$13.21	586,020	$14.93
Assumed from acquisition	19,223	7.92	627,808	10.41
Exercised	(36,647)	8.90	(174,565)	8.80
Forfeited	(298,150)	15.10	(329,477)	13.74

Options outstanding and exercisable at end of period	324,476	11.65	709,786	12.99

The intrinsic value of outstanding and exercisable stock options at September 30, 2013 was $217.

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

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$15	$13	$51	$47
Interest cost	1,437	1,545	4,291	4,627
Expected return on plan assets	(2,271)	(2,034)	(6,811)	(5,902)
Amortization:
Unrecognized net transition asset	(24)	(24)	(70)	(70)
Unrecognized prior service cost (credit)	2	2	6	6
Unrecognized loss	575	484	1,689	1,378

Net periodic pension benefit cost	$(266)	$(14)	$(844)	$86

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $6,975 and $6,664 for the nine months ended September 30, 2013 and 2012, respectively.

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

The net periodic postretirement benefit cost includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest cost	$8	$9	$24	$33
Amortization of unrecognized loss	2	(3)	2	3

Net periodic postretirement benefit cost	$10	$6	$26	$36

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

At September 30, 2013, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at September 30, 2013, based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$31,634	$30,743	$89,365	$81,455
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Arising during the period, net of tax (benefit) expense of $(2,635), $1,061, $(8,835) and $3,112	(4,894)	1,970	(16,408)	5,779
Less: reclassification adjustment for (losses) gains included in net income, net of tax (benefit) expense of $2, $(65), $260 and $247	(3)	120	(483)	(459)
Unrealized gains (losses) on derivative instruments, net of tax expense (benefit) of $239 and $(2,215)	443	—	(4,113)	—
Unrealized gains associated with pension and postretirement benefits, net of tax expense of $194, $161, $569 and $461	360	299	1,057	856

Other comprehensive income (loss)	(4,094)	2,389	(19,947)	6,176

Comprehensive income	$27,540	$33,132	$69,418	$87,631

The following table presents changes in accumulated other comprehensive income, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Non-Credit Related Loss on Debt Securities not Expected to be Sold	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2013
Balance at beginning of period	$9,269	$(8,039)	$(171)	$(47,283)	$(46,224)
Other comprehensive income (loss) before reclassifications	(17,914)	1,506	(4,113)	1,057	(19,464)
Amounts reclassified from accumulated other comprehensive income	(483)	—	—	—	(483)

Net current period other comprehensive income (loss)	(18,397)	1,506	(4,113)	1,057	(19,947)

Balance at end of period	$(9,128)	$(6,533)	$(4,284)	$(46,226)	$(66,171)

The following table presents a summary of the reclassifications out of accumulated other comprehensive income:

Nine Months Ended September 30, 2013

Details About Accumulated Other Comprehensive Income Component	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized net gains on securities available for sale (1)	$(743)	Net securities gains
	(260)	Tax expense

	$(483)

(1)	For additional detail related to unrealized net gains on securities available for sale and related amounts reclassified from accumulated other comprehensive income see the “Securities” note in this Report.

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

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$31,634	$30,743	$89,365	$81,455

Basic weighted average common shares outstanding	144,759,887	139,228,812	142,949,134	139,074,244
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,686,555	1,535,240	1,520,683	1,474,334

Diluted weighted average common shares outstanding	146,446,442	140,764,052	144,469,817	140,548,578

Basic earnings per share	$0.22	$0.22	$0.63	$0.59

Diluted earnings per share	$0.22	$0.22	$0.62	$0.58

For the three months ended September 30, 2013 and 2012, 17,081 and 168,227 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2013 and 2012, 41,779 and 156,983 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be anti-dilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Nine Months Ended September 30	2013	2012
Interest paid on deposits and other borrowings	$36,340	$42,227
Income taxes paid	18,700	7,250
Transfers of loans to other real estate owned	10,856	12,086
Financing of other real estate owned sold	549	701

BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2013
Interest income	$98,716	$—	$27	$9,600	$1,447	$109,790
Interest expense	7,552	—	—	839	2,145	10,536
Net interest income	91,164	—	27	8,761	(698)	99,254
Provision for loan losses	5,432	—	—	1,725	123	7,280
Non-interest income	24,365	6,916	3,222	681	(2,326)	32,858
Non-interest expense	68,091	5,850	2,799	4,724	(358)	81,106
Intangible amortization	1,938	76	101	—	—	2,115
Income tax expense (benefit)	9,552	366	128	1,145	(1,214)	9,977
Net income (loss)	30,516	624	221	1,848	(1,575)	31,634
Total assets	12,610,043	19,614	19,788	182,695	(41,861)	12,790,279
Total intangibles	725,389	11,084	10,627	1,809	—	748,909

At or for the Three Months Ended September 30, 2012
Interest income	$97,364	$—	$27	$8,860	$1,505	$107,756
Interest expense	10,912	—	—	869	2,444	14,225
Net interest income	86,452	—	27	7,991	(939)	93,531
Provision for loan losses	6,826	—	—	1,421	182	8,429
Non-interest income	25,048	6,006	3,602	590	(433)	34,813
Non-interest expense	61,820	4,844	2,947	4,829	400	74,840
Intangible amortization	2,056	80	106	—	—	2,242
Income tax expense (benefit)	11,456	396	204	888	(854)	12,090
Net income (loss)	29,342	686	372	1,443	(1,100)	30,743
Total assets	11,803,432	19,075	19,281	170,304	(27,201)	11,984,891
Total intangibles	693,029	11,392	11,033	1,809	—	717,263

At or for the Nine Months Ended September 30, 2013
Interest income	$289,984	$—	$82	$27,920	$4,763	$322,749
Interest expense	24,449	—	—	2,533	6,671	33,653
Net interest income	265,535	—	82	25,387	(1,908)	289,096
Provision for loan losses	17,283	—	—	4,930	511	22,724
Non-interest income	74,118	21,294	10,024	2,029	(4,183)	103,282
Non-interest expense	198,395	18,338	8,420	14,063	823	240,039
Intangible amortization	5,694	228	304	—	—	6,226
Income tax expense (benefit)	32,486	1,009	497	3,234	(3,202)	34,024
Net income (loss)	85,795	1,719	885	5,189	(4,223)	89,365
Total assets	12,610,043	19,614	19,788	182,695	(41,861)	12,790,279
Total intangibles	725,389	11,084	10,627	1,809	—	748,909

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Nine Months Ended September 30, 2012
Interest income	$293,756	$4	$85	$25,888	$4,595	$324,328
Interest expense	35,130	—	—	2,736	7,529	45,395
Net interest income	258,626	4	85	23,152	(2,934)	278,933
Provision for loan losses	17,215	—	—	4,218	595	22,028
Non-interest income	72,904	17,889	10,072	1,674	(3,203)	99,336
Non-interest expense	196,510	14,587	8,658	14,016	1,574	235,345
Intangible amortization	6,334	240	318	—	—	6,892
Income tax expense (benefit)	31,882	1,117	420	2,530	(3,400)	32,549
Net income (loss)	79,589	1,949	761	4,062	(4,906)	81,455
Total assets	11,803,432	19,075	19,281	170,304	(27,201)	11,984,891
Total intangibles	693,029	11,392	11,033	1,809	—	717,263

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2013, 97% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2013
Assets measured at fair value
Available for sale debt securities
U.S. government-sponsored entities	$—	$332,152	$—	$332,152
Residential mortgage-backed securities
Agency mortgage-backed securities	—	227,638	—	227,638
Agency collateralized mortgage obligations	—	489,047	—	489,047
Non-agency collateralized mortgage obligations	—	19	1,827	1,846
States of the U.S. and political subdivisions	—	17,875	—	17,875
Collateralized debt obligations	—	—	28,704	28,704
Other debt securities	—	16,128	—	16,128

	—	1,082,859	30,531	1,113,390

Available for sale equity securities
Financial services industry	686	1,020	398	2,104
Insurance services industry	64	—	—	64

	750	1,020	398	2,168

	750	1,083,879	30,929	1,115,558
Derivative financial instruments
Trading	—	37,655	—	37,655
Not for trading	—	387	—	387

	—	38,042	—	38,042

	$750	$1,121,921	$30,929	$1,153,600

Liabilities measured at fair value
Derivative financial instruments
Trading	—	$37,495	—	$37,495
Not for trading	—	6,977	—	6,977

	—	$44,472	—	$44,472

	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets measured at fair value
Available for sale debt securities
U.S. government-sponsored entities	$—	$354,457	$—	$354,457
Residential mortgage-backed securities
Agency mortgage-backed securities	—	275,150	—	275,150
Agency collateralized mortgage obligations	—	469,547	—	469,547
Non-agency collateralized mortgage obligations	—	24	2,705	2,729
States of the U.S. and political subdivisions	—	24,824	—	24,824
Collateralized debt obligations	—	—	22,456	22,456
Other debt securities	—	14,621	6,892	21,513

	—	1,138,623	32,053	1,170,676

Available for sale equity securities
Financial services industry	351	1,099	512	1,962
Insurance services industry	45	—	—	45

	396	1,099	512	2,007

	396	1,139,722	32,565	1,172,683
Derivative financial instruments
Trading	—	58,008	—	58,008
Not for trading	—	—	—	—

	—	58,008	—	58,008

	$396	$1,197,730	$32,565	$1,230,691

Liabilities measured at fair value
Derivative financial instruments
Trading	—	$58,150	—	$58,150
Not for trading	—	—	—	—

	—	$58,150	—	$58,150

During 2013, the Corporation transferred out of Level 2 and Level 3 equity securities that now trade on NASDAQ. At September 30, 2013, the securities are classified as Level 1. Additionally during 2013, the Corporation transferred out of Level 3 and into Level 2 four single name TPS. There were no transfers of assets or liabilities between the hierarchy levels for the nine months ended September 30, 2012.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Nine Months Ended September 30, 2013
Balance at beginning of period	$22,456	$6,892	$512	$2,705	$32,565
Total gains (losses) – realized/unrealized:
Included in earnings	—	78	—	—	78
Included in other comprehensive income	4,561	21	6	(21)	4,567
Accretion included in earnings	2,311	4	—	11	2,326
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	29	—	—	—	29
Sales/redemptions	—	(1,033)	—	—	(1,033)
Settlements	(653)	—	—	(868)	(1,521)
Transfers from Level 3	—	(5,962)	(120)	—	(6,082)
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$28,704	$—	$398	$1,827	$30,929

Year Ended December 31, 2012
Balance at beginning of period	$5,998	$5,197	$408	$—	$11,603
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	917	732	104	49	1,802
Accretion included in earnings	2,515	9	—	20	2,544
Purchases, issuances, sales and settlements:
Purchases	16,569	954	—	4,230	21,753
Issuances	46	—	—	—	46
Sales/redemptions	(2,542)	—	—	—	(2,542)
Settlements	(1,047)	—	—	(1,594)	(2,641)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$22,456	$6,892	$512	$2,705	$32,565

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

For the nine months ended September 30, 2013 and 2012, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates.

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

	Level 1	Level 2	Level 3	Total
September 30, 2013
Impaired loans	—	$3,880	$9,242	$13,122
Other real estate owned	—	4,751	4,634	9,385

December 31, 2012
Impaired loans	—	$14,325	$3,171	$17,496
Other real estate owned	—	5,771	13,540	19,311
Investment security, held-to-maturity:
Non-agency CMO	—	—	3,636	3,636

Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2013 had a carrying amount of $14,424 and an allocated allowance for loan losses of $2,906 at September 30, 2013. The allocated allowance is based on fair value of $13,122 less estimated costs to sell of $1,604. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $771, which was included in the provision for loan losses for the nine months ended September 30, 2013.

OREO with a carrying amount of $10,738 was written down to $8,245 (fair value of $9,385 less estimated costs to sell of $1,140), resulting in a loss of $2,493, which was included in earnings for the nine months ended September 30, 2013.

The investment security held-to-maturity as of December 31, 2012 represented a non-agency CMO where OTTI had been identified and the investment had been adjusted to fair value. This security was sold during the first quarter of 2013.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2013, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2013
Financial Assets
Cash and cash equivalents	$283,509	$283,509	$283,509	$—	$—
Securities available for sale	1,115,558	1,115,558	750	1,083,879	30,929
Securities held to maturity	1,180,992	1,181,652	—	1,174,282	7,370
Net loans, including loans held for sale	8,734,958	8,597,123	—	—	8,597,123
Bank owned life insurance	263,781	268,641	268,641	—	—
Derivative assets	38,042	38,042	—	38,042	—
Accrued interest receivable	33,025	33,025	33,025	—	—

Financial Liabilities
Deposits	9,723,371	9,736,492	7,375,322	2,361,170	—
Short-term borrowings	1,166,180	1,166,180	1,166,180	—	—
Long-term debt	91,807	94,670	—	—	94,670
Junior subordinated debt	194,213	190,150	—	—	190,150
Derivative liabilities	44,472	44,472	—	44,472	—
Accrued interest payable	6,368	6,368	6,368	—	—

December 31, 2012
Financial Assets
Cash and cash equivalents	$239,044	$239,044	$239,044	$—	$—
Securities available for sale	1,172,683	1,172,683	396	1,139,722	32,565
Securities held to maturity	1,106,563	1,143,213	—	1,128,524	14,689
Net loans, including loans held for sale	8,061,096	7,996,554	—	—	7,966,554
Bank owned life insurance	246,088	257,060	257,060	—	—
Derivative assets	58,008	58,008	—	58,008	—
Accrued interest receivable	30,210	30,210	30,210	—	—

Financial Liabilities
Deposits	9,082,174	9,117,757	6,546,316	2,571,441	—
Short-term borrowings	1,083,138	1,083,138	1,083,138	—	—
Long-term debt	89,425	92,329	—	—	92,329
Junior subordinated debt	204,019	172,246	—	—	172,246
Derivative liabilities	58,150	58,150	—	58,150	—
Accrued interest payable	9,054	9,054	9,054	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month and nine-month periods ended September 30, 2013. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2012 Annual Report on Form 10-K filed with the SEC on February 28, 2013. The Corporation’s results of operations for the nine months ended September 30, 2013 are not necessarily indicative of results to be expected for the year ending December 31, 2013.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	Actions by the FRB, UST and other government agencies, including those that impact money supply and market interest rates.

•	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or failure of the current moderate economic recovery.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	The impact on fee income opportunities resulting from the limit imposed under the Durbin Amendment of the Dodd-Frank Act on the maximum permissible interchange fee that banks may collect from merchants for debit card transactions.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and to Basel III initiatives. Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general and rapid technological developments and changes. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	Increased competition, whether due to consolidation among financial institutions; realignments or consolidation of branch offices, legal and regulatory developments, industry restructuring or other causes, can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues.

•	As demonstrated by the Parkvale, ANNB and PVF acquisitions and the pending BCSB acquisition, the Corporation grows its business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties, involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders. In addition, with respect to the acquisitions of ANNB and PVF, and the pending acquisition of BCSB, the Corporation may experience difficulties in expanding into a new market area, including retention of customers and key personnel of ANNB, PVF and BCSB.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities or international hostilities through their impacts on the economy and financial markets.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net income for the three months ended September 30, 2013 was $31.6 million or $0.22 per diluted share, compared to net income for the three months ended September 30, 2012 of $30.7 million or $0.22 per diluted share. For the three months ended September 30, 2013, the Corporation’s return on average equity was 8.50% and its return on average assets was 0.99%, compared to 8.83% and 1.03%, respectively, for the three months ended September 30, 2012.

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

	Three Months Ended September 30,
	2013	2012
Return on average tangible equity:
Net income (annualized)	$125,505	$122,304
Amortization of intangibles, net of tax (annualized)	5,455	5,798

	$130,960	$128,102

Average total stockholders’ equity	$1,475,751	$1,385,282
Less: Average intangibles	(748,592)	(714,501)

	$727,159	$670,781

Return on average tangible equity	18.01%	19.10%

Return on average tangible assets:
Net income (annualized)	$125,505	$122,304
Amortization of intangibles, net of tax (annualized)	5,455	5,798

	$130,960	$128,102

Average total assets	$12,615,338	$11,842,204
Less: Average intangibles	(748,592)	(714,501)

	$11,866,746	$11,127,703

Return on average tangible assets	1.10%	1.15%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$30,224	$13	0.17%	$86,501	$47	0.21%
Taxable investment securities (1)	2,117,849	10,889	2.01	2,067,146	11,471	2.17
Non-taxable investment securities (2)	157,624	2,122	5.39	185,614	2,581	5.56
Residential mortgage loans held for sale	12,060	134	4.45	19,503	215	4.42
Loans (2) (3)	8,730,010	98,413	4.48	7,908,671	95,294	4.80

Total interest earning assets (2)	11,047,767	111,571	4.01	10,267,435	109,608	4.25

Cash and due from banks	185,419			182,356
Allowance for loan losses	(110,463)			(103,757)
Premises and equipment	147,804			146,313
Other assets	1,344,811			1,349,857

Total Assets	$12,615,338			$11,842,204

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,841,619	1,391	0.14	$3,489,658	1,764	0.20
Savings	1,387,869	162	0.05	1,210,670	252	0.08
Certificates and other time	2,391,828	5,342	0.89	2,652,713	8,189	1.23
Customer repurchase agreements	748,249	419	0.22	803,492	575	0.28
Other short-term borrowings	318,024	703	0.86	159,843	607	1.49
Long-term debt	91,659	719	3.11	90,869	860	3.76
Junior subordinated debt	194,206	1,800	3.68	203,999	1,978	3.86

Total interest-bearing liabilities (2)	8,973,454	10,536	0.47	8,611,244	14,225	0.66

Non-interest bearing demand	2,033,370			1,677,578
Other liabilities	132,763			168,100

Total Liabilities	11,139,587			10,456,922
Stockholders’ equity	1,475,751			1,385,282

Total Liabilities and Stockholders’ Equity	$12,615,338			$11,842,204

Excess of interest earning assets over interest-bearing liabilities	$2,074,313			$1,656,191

Fully tax-equivalent net interest income		101,035			95,383
Tax-equivalent adjustment		(1,781)			(1,852)

Net interest income		$99,254			$93,531

Net interest spread			3.55%			3.60%

Net interest margin (2)			3.64%			3.70%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended September 30, 2013, net interest income, which comprised 75.1% of net revenue (net interest income plus non-interest income) compared to 72.9% for the same period in 2012, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $5.7 million or 5.9% from $95.4 million for the third quarter of 2012 to $101.0 million for the third quarter of 2013. Average earning assets increased $780.3 million or 7.6% and average interest bearing liabilities increased $362.2 million or 4.2% from 2012 due to the acquisition of ANNB, combined with organic growth in loans and deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.64% for the third quarter of 2013, compared to 3.70% for the same period of 2012, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment. Additionally, 5 basis points of the narrowing of the net interest margin was attributable to the benefit of higher accretable yield in the third quarter of 2012. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(26)	$(8)	$(34)
Securities	(953)	(88)	(1,041)
Residential mortgage loans held for sale	(83)	2	(81)
Loans	10,479	(7,360)	3,119

	9,417	(7,454)	1,963

Interest Expense
Deposits:
Interest bearing demand	245	(618)	(373)
Savings	33	(123)	(90)
Certificates and other time	(736)	(2,111)	(2,847)
Customer repurchase agreements	(37)	(119)	(156)
Other short-term borrowings	87	9	96
Long-term debt	8	(149)	(141)
Junior subordinated debt	(90)	(88)	(178)

	(490)	(3,199)	(3,689)

Net Change	$9,907	$(4,255)	$5,652

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $111.6 million for the third quarter of 2013 increased by $2.0 million or 1.8% from 2012, primarily due to increased earning assets, partially offset by lower yields. During the third quarter of 2012, the Corporation recognized $1.4 million in accretable yield as a result of better than expected cash flows on acquired portfolios. The increase in earning assets was primarily driven by an $821.3 million or 10.4% increase in average loans, which included organic growth of $562.4 million or 7.1% and $258.9 million acquired from ANNB. The yield on earning assets decreased 24 basis points from the third quarter of 2012 to 4.01% for the third quarter of 2013, reflecting the decreases in market interest rates and competitive pressure and the above-mentioned changes in accretable yield.

Interest expense of $10.5 million for the third quarter of 2013 decreased $3.7 million or 25.9% from the same period of 2012 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 19 basis points to 0.47% for the third quarter of 2013, compared to 0.66% for the third quarter of 2012, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $568.8 million or 5.8% and included organic growth of $210.5 million or 2.1% for the third quarter of 2013 compared to the third quarter of 2012 and $358.3 million acquired from ANNB.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $7.3 million during the third quarter of 2013 decreased $1.1 million from the same period of 2012, primarily due to a decrease of $2.4 million in the provision for the acquired portfolio, partially offset by an increase of $1.3 million in the provision for the originated portfolio. During the third quarter of 2013, net charge-offs were $5.5 million, or 0.25% (annualized) of average loans, compared to $7.4 million, or 0.37% (annualized) of average loans, for the same period of 2012, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.25% and 1.29% at September 30, 2013 and 2012, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the ANNB acquisition without a corresponding allowance for loan losses. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $32.9 million for the third quarter of 2013 decreased $2.0 million or 5.6% from the same period of 2012. The variances in the individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $16.5 million for the third quarter of 2013 decreased $1.2 million or 6.5% from the same period of 2012, primarily due to a decrease of $2.2 million in interchange fees as the Corporation became subject to the new rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Overdraft fees and other service charges increased $0.3 million and $0.7 million, respectively, over this same period reflecting the impact of organic growth and the expanded customer base due to the ANNB acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees of $4.1 million for the three months ended September 30, 2013 decreased $0.5 million or 10.7% from the same period of 2012, reflecting lower commissions.

Securities commissions of $2.6 million for the third quarter of 2013 increased $0.5 million or 22.5% from the same period of 2012 primarily due to positive results from new initiatives generating new customer relationships, combined with increased volume and improved market conditions.

Trust fees of $4.2 million for the three months ended September 30, 2013 increased $.04 million or 10.4% from the same period of 2012, primarily due to additions to the sales team, enhanced sales management processes, including scorecard implementation, as well as improved market conditions. The market value of assets under management increased $271.3 million or 10.1% to $3.0 billion over the same period in 2012 as a result of organic growth and improved market conditions.

Gain on sale of residential mortgage loans of $0.9 million for the third quarter of 2013 decreased $0.3 million or 23.5% from the same period of 2012 due to lower origination volume resulting from a combination of market conditions and changes in interest rates. For the third quarter of 2013, the Corporation sold $62.3 million of residential mortgage loans, compared to $71.0 million for the same period of 2012, as part of its ongoing strategy of generally selling longer term fixed-rate residential mortgage loans.

Other non-interest income of $3.0 million for the third quarter of 2013 decreased $1.1 million or 26.2% from the same period of 2012, primarily due a $1.4 million gain on the sale of the former headquarters building of a previously acquired bank recognized during the third quarter of 2012. Additionally, during the third quarter of 2013, the Corporation recorded a loss of $0.3 million related to its equity investment in a small business investment company and recorded $0.4 million less in fees earned through its commercial loan interest rate swap program compared to the same quarter of 2012. The swap fees were impacted by a lower interest rate environment combined with the impact of the Dodd-Frank Act that restricts the eligibility of smaller commercial customers. Partially offsetting these decreases in other non-interest income is $0.9 million in life insurance proceeds recorded during the third quarter of 2013.

Non-Interest Expense

Total non-interest expense of $83.2 million for the third quarter of 2013 increased $6.1 million or 8.0% from the same period of 2012. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from ANNB.

Salaries and employee benefits of $45.2 million for the three months ended September 30, 2013 increased $3.6 million or 8.6% from the same period of 2012. The increase primarily relates to the ANNB acquisition, combined with new hires, merit increases and higher medical insurance costs in the third quarter of 2013, compared to the third quarter of 2012.

Occupancy and equipment expense of $12.5 million for the third quarter of 2013 increased $1.0 million or 8.5% from the same period of 2012, primarily resulting from the ANNB acquisition, combined with an increase in equipment depreciation expense due to upgrades to incorporate new technology, primarily relating to online and mobile banking upgrades.

Amortization of intangibles expense of $2.1 million for the third quarter of 2013 decreased $0.1 million or 5.7% from the same period of 2012 due to lower amortization expense on some intangibles acquired in 2008 and 2012 resulting from accelerated amortization methods consistent with prior practices.

Outside services expense of $7.6 million for the three months ended September 30, 2013 increased $0.5 million or 7.3% from the same period of 2012, primarily resulting from the ANNB acquisition and costs related to compliance with new regulations, as the Corporation recognized increases of $0.7 million related to consulting fees, $0.1 million related to audits and exams and $0.2 million related to other outside services. These increases were partially offset by decreases of $0.4 million in licenses fees and dues and $0.2 million in legal expenses.

Federal Deposit Insurance Corporation (FDIC) insurance of $3.2 million for the third quarter of 2013 increased $1.1 million or 56.9% from the same period of 2012 primarily due to revised assessment methodologies, combined with an increased asset base resulting from the acquisition of ANNB and a higher assessment rate due to FNBPA exceeding $10.0 billion in total assets.

The Corporation recorded $0.9 million in merger-related costs associated with the ANNB and pending PVF and BCSB acquisitions during the third quarter of 2013. Merger-related costs recorded during the same period of 2012 in conjunction with the Parkvale acquisition were $0.1 million.

Other non-interest expense decreased $0.8 million to $11.8 million for the third quarter of 2013 from $12.5 million for the third quarter of 2012, primarily resulting from a decrease of $0.7 million in state capital stock tax due to utilizing state tax credits and a decrease of $0.5 million in OREO expenses due to lower costs associated with the Corporation’s Florida commercial real estate loan portfolio. These decreases were partially offset by an increase of $0.4 million in marketing expense primarily due to the ANNB acquisition.

Income Taxes

The Corporation’s income tax expense of $10.0 million for the third quarter of 2013 decreased $2.1 million or 17.5% from the same period of 2012. The effective tax rate of 24.0% for the third quarter of 2013 decreased from 28.2% for the same period of 2012, reflecting the impact of lower pre-tax income combined with the benefit of tax credits. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Net income for the nine months ended September 30, 2013 was $89.4 million or $0.62 per diluted share, compared to net income for the nine months ended September 30, 2012 of $81.5 million or $0.58 per diluted share. For the nine months ended September 30, 2013, the Corporation’s return on average equity was 8.22% and its return on average assets was 0.97%, compared to 7.95% and 0.93%, respectively, for the nine months ended September 30, 2012.

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Nine Months Ended September 30,
	2013	2012
Return on average tangible equity:
Net income (annualized)	$119,480	$108,805
Amortization of intangibles, net of tax (annualized)	5,411	5,984

	$124,891	$114,789

Average total stockholders’ equity	$1,453,746	$1,368,457
Less: Average intangibles	(735,638)	(717,390)

	$718,108	$651,067

Return on average tangible equity	17.39%	17.63%

Return on average tangible assets:
Net income (annualized)	$119,480	$108,805
Amortization of intangibles, net of tax (annualized)	5,411	5,984

	$124,891	$114,789

Average total assets	$12,365,612	$11,713,834
Less: Average intangibles	(735,638)	(717,390)

	$11,629,974	$10,996,444

Return on average tangible assets	1.07%	1.04%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2013			2012
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$33,199	$45	0.18%	$87,277	$142	0.22%
Taxable investment securities (1)	2,112,382	32,170	1.98	2,016,128	36,344	2.35
Non-taxable investment securities (2)	163,045	6,682	5.46	185,000	7,798	5.62
Residential mortgage loans held for sale	21,696	617	3.79	15,872	532	4.47
Loans (2) (3)	8,474,135	288,500	4.55	7,830,356	285,096	4.86

Total interest earning assets (2)	10,804,457	328,014	4.06	10,134,633	329,912	4.35

Cash and due from banks	178,154			182,946
Allowance for loan losses	(108,173)			(103,299)
Premises and equipment	144,212			147,447
Other assets	1,346,962			1,352,107

Total Assets	$12,365,612			$11,713,834

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$3,774,211	4,326	0.15	$3,470,249	5,802	0.22
Savings	1,339,723	491	0.05	1,189,187	871	0.10
Certificates and other time	2,448,634	17,686	0.97	2,729,663	26,103	1.28
Customer repurchase agreements	769,997	1,340	0.23	766,857	1,903	0.33
Other short-term borrowings	250,846	1,964	1.03	159,774	2,058	1.69
Long-term debt	92,024	2,268	3.30	91,221	2,702	3.96
Junior subordinated debt	201,575	5,578	3.70	203,290	5,956	3.91

Total interest-bearing liabilities (2)	8,877,010	33,653	0.51	8,610,241	45,395	0.70

Non-interest bearing demand	1,894,206			1,572,808
Other liabilities	140,650			162,328

Total Liabilities	10,911,866			10,345,377
Stockholders’ equity	1,453,746			1,368,457

Total Liabilities and Stockholders’ Equity	$12,365,612			$11,713,834

Excess of interest earning assets over interest-bearing liabilities	$1,927,447			$1,524,392

Fully tax-equivalent net interest income		294,361			284,517
Tax-equivalent adjustment		(5,265)			(5,584)

Net interest income		$289,096			$278,933

Net interest spread			3.55%			3.64%

Net interest margin (2)			3.64%			3.75%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

For the nine months ended September 30, 2013, net interest income, which comprised 73.7% of net revenue, unchanged from the same period in 2012, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $5.7 million or 3.5% from $284.5 million for the first nine months of 2012 to $294.4 million for the first nine months of 2013. Average earning assets increased $669.8 million or 6.6% and average interest-bearing liabilities increased $266.8 million or 3.1% from 2012 due to the acquisition of ANNB, combined with organic growth in loans and deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.64% for the first nine months of 2013 compared to 3.75% for the same period of 2012 as loan yields declined faster than deposit rates, primarily as a result of the current low interest rate environment. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(77)	$(20)	$(97)
Securities	(2,259)	(3,031)	(5,290)
Residential mortgage loans held for sale	174	(89)	85
Loans	22,888	(19,484)	3,404

	20,726	(22,624)	(1,898)

Interest Expense
Deposits:
Interest bearing demand	665	(2,141)	(1,476)
Savings	99	(479)	(380)
Certificates and other time	(2,484)	(5,933)	(8,417)
Customer repurchase agreements	8	(571)	(563)
Other short-term borrowings	58	(152)	(94)
Long-term debt	23	(457)	(434)
Junior subordinated debt	(51)	(327)	(378)

	(1,682)	(10,060)	(11,742)

Net Change	$22,408	$(12,564)	$9,844

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $328.0 million for the first nine months of 2013 decreased by $1.9 million or 0.6% from 2012, primarily due to lower yields, partially offset by increased earning assets. Additionally, during the first nine months of 2013, the Corporation recognized $1.8 million in accretable yield as a result of better than expected cash flows on acquired portfolios compared to original estimates, which compares to $3.3 million for the same period of 2012. The increase in earning assets was primarily driven by a $643.8 million or 8.2% increase in average loans, including $476.8 million or 6.1% of organic growth and $166.7 million in loans added in the ANNB acquisition. The yield on earning assets decreased 29 basis points from the first nine months of 2012 to 4.06% for the same period of 2013, reflecting the decreases in market interest rates and competitive pressure and the above-mentioned changes in accretable yield.

Interest expense of $33.7 million for the first nine months of 2013 decreased $11.7 million or 25.9% from the same period of 2012 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 19 basis points to 0.51% during the first nine months of 2013, compared to the first nine months of 2012, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $498.0 million or 5.1% for the first nine months of 2013 compared to the same period of 2012, including $267.0 million or 2.7% of organic growth and $231.0 million added in the ANNB acquisition.

Provision for Loan Losses

The provision for loan losses of $22.7 million during the first nine months of 2013 increased $0.7 million from the same period of 2012, primarily due to an increase of $1.7 million in the provision for the originated portfolio, partially offset by an decrease of $1.0 million in the provision for the acquired portfolio. During the first nine months of 2013, net charge-offs were $17.0 million, or 0.27% (annualized) of average loans, compared to $20.0 million, or 0.34% (annualized) of average loans, for the same period of 2012, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.25% and 1.29% at September 30, 2013 and 2012, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the ANNB acquisition without a corresponding allowance for loan losses. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $103.3 million for the first nine months of 2013 increased $3.9 million or 4.0% from the same period of 2012. The variances in the individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $51.7 million for the first nine months of 2013 decreased $0.7 million or 1.4% from the same period of 2012, primarily due to a decrease of $2.2 million in interchange fees as the Corporation became subject to the new rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Additionally, overdraft fees decreased $0.2 million over this same period. Partially offsetting these decreases, other service charges increased $1.7 million over this same period reflecting the impact of organic growth and the expanded customer base due to the ANNB acquisition. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Insurance commissions and fees remained constant at $12.6 million for both the nine months ended September 30, 2013 and 2012.

Securities commissions of $8.4 million for the first nine months of 2013 increased $2.2 million or 36.2% from the same period of 2012 primarily due to positive results from new initiatives generating new customer relationships, combined with increased volume and improved market conditions.

Trust fees of $12.4 million for the nine months ended September 30, 2013 increased $1.1 million or 9.4% from the same period of 2012, primarily due to additions to the sales team, enhanced sales management processes, including scorecard implementation, as well as improved market conditions. The market value of assets under management increased $271.3 million or 10.1% to $3.0 billion over the same period in 2012 as a result of organic growth and improved market conditions.

Gain on sale of securities of $0.8 million for the first nine months of 2013 increased $0.5 million from the same period of 2012 primarily due to increased volume of securities sold.

Gain on sale of residential mortgage loans of $2.9 million for the first nine months of 2013 increased $0.2 million or 9.1% from the same period of 2012 due to increased origination volume. For the first nine months of 2013, the Corporation sold $210.0 million of residential mortgage loans, compared to $170.0 million for the same period of 2012, as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Income from BOLI of $5.2 million for the nine months ended September 30, 2013 increased $0.4 million or 7.3% from the same period of 2012, primarily as a result of continued management actions designed to improve performance.

Other non-interest income of $9.3 million for the first nine months of 2013 increased $0.2 million or 2.3% from the same period of 2012. During the first nine months of 2013, the Corporation recognized a $1.6 million gain related to a debt extinguishment in which $15.0 million of the Corporation- issued TPS were repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. Additionally, during this same period, the Corporation recognized a gain of $0.6 million relating to the successful harvesting of a mezzanine financing relationship by its merchant banking subsidiary and a $0.3 million gain on the sale of a former branch building. During the first nine months of 2012, the Corporation recognized a $1.4 million gain on the sale of the former headquarters building of a previously acquired bank. During this period, the Corporation also saw a decrease of $1.2 million in fees earned through the its commercial loan interest rate swap program, which was impacted by a lower interest rate environment combined with the impact of the Dodd-Frank Act that restricts the eligibility of smaller commercial customers.

Non-Interest Expense

Total non-interest expense of $246.3 million for the first nine months of 2013 increased $4.0 million or 1.7% from the same period of 2012. The variances in the individual non-interest income items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from ANNB.

Salaries and employee benefits of $132.3 million for the nine months ended September 30, 2013 increased $5.0 million or 3.9% from the same period of 2012. This increase primarily relates to the ANNB acquisition, combined with new hires, merit increases and higher medical insurance costs in 2013, partially offset by the reduction of staff related to the former Parkvale headquarters and branches consolidated in 2012.

Occupancy and equipment expense of $37.7 million for the first nine months of 2013 increased $2.5 million or 7.0% from the same period of 2012, primarily resulting from the ANNB acquisition combined with an increase in equipment depreciation expense due to upgrades to incorporate new technology, primarily relating to online and mobile banking upgrades.

Amortization of intangibles expense of $6.2 million for the first nine months of 2013 decreased $0.7 million or 9.7% from the same period of 2012 due to lower amortization expense on some intangibles due to accelerated amortization methods consistent with prior practices.

Outside services expense of $23.3 million for the nine months ended September 30, 2013 increased $2.6 million or 12.6% from the same period of 2012, primarily resulting from the ANNB acquisition and costs related to compliance with new regulations, as the Corporation recognized increases of $1.5 million related to consulting fees, $0.3 million related to audits and exams and $1.0 million related to other outside services. These increases were partially offset by decreases of $0.3 million in licenses, fees and dues and $0.2 million in legal expenses.

FDIC insurance of $8.2 million for the first nine months of 2013 increased $2.0 million or 32.8% from the same period of 2012 primarily due to revised assessment methodologies, combined with an increased asset base resulting from the acquisition of ANNB and a higher assessment rate due to FNBPA exceeding $10.0 billion in total assets.

The Corporation recorded $4.2 million in merger-related costs associated with the ANNB and PVF acquisitions and the pending BCSB acquisition during the first nine months of 2013. Merger-related costs recorded during the same period of 2012 in conjunction with the Parkvale acquisition were $7.4 million.

Other non-interest expense decreased to $34.4 million for the first nine months of 2013 from $38.6 million for the first nine months of 2012, primarily resulting from a decrease of $2.6 million in OREO expenses due to lower costs associated with the Corporation’s Florida commercial real estate loan portfolio and a decrease of $1.5 million in state capital stock tax due to utilizing state tax credits. Additionally, during this same period, telephone expense decreased $0.8 million as the Corporation continues to focus on controlling expenses. Also, during the nine months ended September 30, 2012, the Corporation recognized fraud losses of $0.7 million. These decreases were partially offset by increases of $0.7 million in marketing expense, $0.3 million in business development expense, $0.3 million in loan related expense, $0.2 million in insurance expense, primarily as a result of the ANNB acquisition.

Income Taxes

The Corporation’s income tax expense of $34.0 million for the first nine months of 2013 increased $1.5 million or 4.5% from the same period of 2012. The effective tax rate of 27.8% for the first nine months of 2013 decreased from 28.6% for the same period of 2012, reflecting the impact of higher tax credits. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds can be acquired to help fund normal business operations as well as serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at September 30, 2013 was $103.3 million compared to $114.7 million at December 31, 2012. Cash on hand decreased during 2013, as $15.0 million of Corporation-issued TPS were repurchased at a discount by the Corporation, and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.1 times at September 30, 2013 and 2.5 times at December 31, 2012. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 13.1 months at September 30, 2013 and 16.2 months at December 31, 2012. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes decreased $1.2 million or 0.6% during 2013 to $214.0 million at September 30, 2013.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Average transaction deposits and customer repurchase agreements grew $138.6 million, or 7.0% annualized for the third quarter of 2013, and represent 77.7% of total deposits and customer repurchase agreements at September 30, 2013. Average total deposits and customer repurchase agreements increased $68.9 million or 2.6% annualized for the third quarter of 2013 as solid growth in lower cost, relationship-based accounts was offset by a continued planned decline in time deposits. Time deposits declined $69.7 million or 11.2% annualized, reflecting the lower rate offered environment. FNBPA had unused wholesale credit availability of $4.7 billion or 37.2% of bank assets at September 30, 2013 and $4.0 billion or 34.1% of bank assets at December 31, 2012. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. FNBPA has identified certain liquid assets, including overnight cash, unpledged securities and loans, which could be sold to meet funding needs. Included in these liquid assets are overnight balances and unpledged government and agency securities which totaled 3.3% and 5.0% of bank assets as of September 30, 2013 and December 31, 2012, respectively.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of September 30, 2013 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (0.1)% and 2.6% as of September 30, 2013 and December 31, 2012, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$232,006	$412,436	$532,732	$955,383	$2,132,557
Investments	109,860	46,961	100,851	217,150	474,822

	341,866	459,397	633,583	1,172,533	2,607,379

Liabilities
Non-maturity deposits	67,793	135,585	203,378	406,755	813,511
Time deposits	116,288	247,550	375,588	504,397	1,243,823
Borrowings	219,327	42,849	182,729	118,019	562,924

	403,408	425,984	761,695	1,029,172	2,620,258

Period Gap (Assets – Liabilities)	$(61,542)	$33,413	$(128,112)	$143,362	$(12,879)

Cumulative Gap	$(61,542)	$(28,129)	$(156,241)	$(12,879)

Cumulative Gap to Total Assets	(0.5)%	(0.2)%	(1.2)%	(0.1)%

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

The following repricing gap analysis (in thousands) as of September 30, 2013 compares the difference between the amount of interest earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$3,000,807	$805,914	$430,690	$826,368	$5,063,779
Investments	109,861	80,660	151,560	238,753	580,834

	3,110,668	886,574	582,250	1,065,121	5,644,613

Liabilities
Non-maturity deposits	2,309,086	—	—	—	2,309,086
Time deposits	125,340	248,216	376,117	505,181	1,254,854
Borrowings	1,013,378	142,593	25,095	22,752	1,203,818

	3,447,804	390,809	401,212	527,933	4,767,758

Off-balance sheet	(200.000)	—	—	—	(200,000)

Period Gap (assets – liabilities + off-balance sheet)	$(537,136)	$495,765	$181,038	$537,188	$676,855

Cumulative Gap	$(537,136)	$(41,371)	$139,667	$676,855

Cumulative Gap to Assets	(4.2)%	(0.3)%	1.1%	5.3%

The twelve-month cumulative repricing gap to total assets was 5.3% and 9.4% as of September 30, 2013 and December 31, 2012, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate ramps which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of September 30, 2013.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	September 30, 2013	December 31, 2012	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.5%	6.1%	n/a
+ 200 basis points	2.2%	4.7%	(5.0)%
+ 100 basis points	0.9%	2.5%	(5.0)%
- 100 basis points	(2.3)%	(2.8)%	(5.0)%
Economic value of equity:
+ 300 basis points	(2.5)%	4.5%	(25.0)%
+ 200 basis points	(1.3)%	4.5%	(15.0)%
+ 100 basis points	(0.4)%	3.3%	(10.0)%
- 100 basis points	(5.4)%	(10.2)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 2.3% at September 30, 2013 and 4.6% at December 31, 2013. The ALCO has granted an exception for -100 basis point scenarios due to the low probability of such an interest rate scenario when interest rates are already at historical lows.

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

The ALCO utilized several tactics to manage the Corporation’s current interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 58.3% and 59.6% of total loans as of September 30, 2013 and December 31, 2012, respectively. This decrease was mainly due to the acquisition of ANNB. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio to be slightly longer given the asset sensitive nature of its balance sheet. At September 30, 2013, the portfolio duration was 3.4 versus a 2.7 level at December 31, 2012. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. The commercial swaps currently total $801.6 million of notional principal, with $104.0 million in notional swap principal originated during the first nine months of 2013. The success of the aforementioned tactics has resulted in an asset-sensitive position. During the second and third quarters of 2013, long-term interest rates have risen substantially causing cash flows from certain mortgage-related portfolios to lengthen, which contributed to a reduction in the asset-sensitive interest rate risk position this quarter. The addition of ANNB also contributed to the change in the interest rate risk position as well as a slight increase in the use of overnight borrowings. In order to manage the interest rate risk position and generate incremental earnings, between December 2012 and August 2013 the Corporation entered into four separate interest rate derivative agreements totaling $200.0 million of notional principal in swaps which pay a variable interest rate and receive a fixed interest rate. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements section of this Report.

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

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	September 30, 2013	December 31, 2012
Non-interest bearing	$2,115,813	$1,738,195
Savings and NOW	5,247,922	4,808,121
Certificates of deposit and other time deposits	2,359,636	2,535,858

Total deposits	9,723,371	9,082,174
Customer repurchase agreements	834,610	807,820

Total deposits and customer repurchase agreements	$10,557,981	$9,889,994

Total deposits and customer repurchase agreements increased by $668.0 million, or 6.8%, to $10.6 billion at September 30, 2013, compared to December 31, 2012, primarily as a result of the acquisition of ANNB combined with organic growth in relationship-based transaction deposits, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts), and customer repurchase agreements, partially offset by the continued planned decline in time deposits. Generating growth in relationship-based transaction deposits and customer repurchase agreements remains a key focus of the Corporation.

NON-PERFORMING ASSETS

Credit quality for the first nine months of 2013 reflects continued solid performance by the Corporation. During the first nine months of 2013, non-performing loans and OREO increased $1.7 million, from $116.1 million at December 31, 2012 to $117.8 million at September 30, 2013, primarily as the result of an increase of $2.4 million in TDRs, partially offset by a decrease of $0.6 million in non-accrual loans. The increase in TDRs was primarily attributed to loans secured by residential mortgages.

Following is a summary of non-performing loans, by class (in thousands):

	September 30, 2013	December 31, 2012
Commercial real estate	$48,194	$48,483
Commercial and industrial	8,123	6,099
Commercial leases	782	965

Total commercial loans and leases	57,099	55,547
Direct installment	10,664	8,541
Residential mortgages	13,299	11,415
Indirect installment	1,092	1,131
Consumer lines of credit	549	746
Other	—	3,500

	$82,703	$80,880

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
September 30, 2013
Commercial real estate	$57	$1,043	$10,307	$11,407
Commercial and industrial	755	42	250	1,047
Commercial leases	—	—	—	—

Total commercial loans and leases	812	1,085	10,557	12,454
Direct installment	4,906	6,202	858	11,966
Residential mortgages	4,154	9,605	586	14,345
Indirect installment	—	117	99	216
Consumer lines of credit	230	243	85	558
Other	—	—	—	—

	$10,102	$17,252	$12,185	$39,539

December 31, 2012
Commercial real estate	$850	$588	$11,156	$12,594
Commercial and industrial	775	82	283	1,140
Commercial leases	—	—	—	—

Total commercial loans and leases	1,625	670	11,439	13,734
Direct installment	5,613	5,199	749	11,561
Residential mortgages	5,401	8,524	107	14,032
Indirect installment	—	92	90	182
Consumer lines of credit	20	391	—	411
Other	—	—	—	—

	$12,659	$14,876	$12,385	$39,920

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

The allowance for loan losses at September 30, 2013 increased $5.7 million or 5.4% from December 31, 2012, primarily due to growth in originated loans and, to a lesser extent, to support the acquired portfolio. The provision for loan losses during the nine months ended September 30, 2013 was $22.7 million, covering net charge-offs of $17.0 million with the remainder supporting originated loan growth and the acquired portfolios. The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 129.5% as of December 31, 2012 to 133.1% as of September 30, 2013.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loan portfolio. The originated loan portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805, which was effective January 1, 2009. The decline in each ratio is consistent with generally positive trends in asset quality, including a continued reduction of loans in the Florida portfolio.

	At or for the Three Months Ended
	September 30, 2013	December 31, 2012	September 30, 2012
Non-performing loans/total originated loans	1.05%	1.12%	1.19%
Non-performing loans + OREO/total originated loans + OREO	1.49%	1.60%	1.69%
Allowance for loan losses (originated loans)/total originated loans	1.34%	1.38%	1.43%
Net loan charge-offs on originated loans (annualized)/total average originated loans	0.26%	0.45%	0.42%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. During the first nine months of 2013, the Corporation has not issued any such stock or securities under this shelf registration. On November 1, 2013, the Corporation issued 4,693,876 common shares and 4,000,000 Depositary Shares, each representing a 1/40th interest in the Non-Cumulative Perpetual Preferred Stock, Series E, in public equity offerings under this registration statement. These equity offerings increased the Corporation’s capital by $151.2 million. The Corporation intends to use the proceeds from the offerings to proactively position itself for Basel III implementation, as discussed in the “Enhanced Regulatory Capital Standards” section of this Report, and to support future growth opportunities.

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

The Corporation’s management believes that, as of September 30, 2013 and December 31, 2012, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of September 30, 2013, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During the second quarter of 2013, $15.0 million of the Corporation-issued TPS were repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. The regulatory capital ratios at September 30, 2013 reflect this $15.0 million debt extinguishment of TPS, with remaining TPS included in Tier 1 capital totaling $189.0 million.

Following are the capital ratios as of September 30, 2013 and December 31, 2012 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,145,929	12.1%	$949,085	10.0%	$759,268	8.0%
Tier 1 capital to risk-weighted assets	1,002,769	10.6	569,451	6.0	379,634	4.0
Leverage ratio	1,002,769	8.4	595,207	5.0	476,166	4.0

FNBPA:
Total capital to risk-weighted assets	1,076,975	11.5	933,714	10.0	746,971	8.0
Tier 1 capital to risk-weighted assets	966,821	10.4	560,228	6.0	373,485	4.0
Leverage ratio	966,821	8.3	584,591	5.0	467,672	4.0

December 31, 2012
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,068,704	12.2%	$879,316	10.0%	$703,453	8.0%
Tier 1 capital to risk-weighted assets	934,443	10.6	527,589	6.0	351,726	4.0
Leverage ratio	934,443	8.3	563,649	5.0	450,919	4.0

FNBPA:
Total capital to risk-weighted assets	999,717	11.6	859,468	10.0	687,574	8.0
Tier 1 capital to risk-weighted assets	895,177	10.4	515,681	6.0	343,787	4.0
Leverage ratio	895,177	8.1	555,360	5.0	444,288	4.0

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector and will fundamentally change the system of regulatory oversight as is described in more detail under Part I, Item 1, “Business – Government Supervision and Regulation” included in the Corporation’s 2012 Annual Report on Form 10-K as filed with the SEC on February 28, 2013. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. A July 2013 federal court decision ordered the FRB to re-evaluate the interchange cap based on its conclusion that the cap was too high. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. The Corporation’s total assets exceeded $10 billion on December 31, 2012. As a result, the Corporation was subject to the new rules regarding debit card interchange fees as of July 1, 2013. The Corporation’s revenue earned from debit card interchange fees was $13.5 million for the first nine months of 2013, a decrease of $2.2 million from the same period of 2012. This revenue could decrease by approximately $9.0 million on an annual basis; however, the Corporation is deploying various revenue enhancement and expense reduction strategies designed to mitigate this impact on debit card interchange fees.

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

Following are some of the key provisions resulting from the final rule:

•	revises the components of regulatory capital to phase out certain TPS for banking organizations with greater than $15.0 billion in total assets;

•	adds a new minimum common equity Tier 1 (CET1) ratio of 4.5% of risk-weighted assets;

•	implements a new capital conservation buffer of CET1 equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% CET1 ratio and phased in over a three-year period beginning January 1, 2016;

•	increases the minimum Tier 1 capital ratio requirement from 4.0% to 6.0%:

•	revises the prompt corrective action thresholds;

•	retains the existing risk-based capital treatment for 1-4 family residential mortgages;

•	increases capital requirements for past-due loans, high volatility commercial real estate exposures and certain short-term loan commitments;

•	expands the recognition of collateral and guarantors in determining risk-weighted assets;

•	removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

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

In October 2012, the FRB issued rules requiring companies with total consolidated assets of more than $10 billion to conduct annual company-run stress tests pursuant to the Dodd-Frank Act (DFAST). In July 2013, the FRB issued proposed supervisory guidance for implementing the DFAST rules for banking organizations with total consolidated assets of more than $10 billion but less than $50 billion. The DFAST guidelines and rules build upon the May 2012 stress testing guidance issued by the FRB, Supervisory Guidance on Stress Testing for Banking Organizations with More Than $10 Billion in Total Consolidated Assets (SR Letter 12-7). The Corporation is subject to these supervisory rules and guidelines and is expected to conduct annual company-run stress tests with results reported to the FRB by March 31. Also, FNBPA will be subject to these stress testing rules and guidelines under the Office of the Comptroller of the Currency (OCC). The OCC has advised that it will consult closely with the FRB to provide common stress scenarios which can be utilized at both the depository institution and bank holding company levels.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2012 Annual Report on Form 10-K as filed with the SEC on February 28, 2013.

ITEM 4.	CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2013, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

BCSB Bancorp, Inc., Stockholder Litigation

On June 21, 2013, a purported stockholder of BCSB filed a derivative complaint on behalf of BCSB in the Circuit Court for Baltimore City, Maryland, captioned Darr v. Bouffard, et al, at Case No. 24-C-13-004131, and naming as defendants, BCSB, its board of directors and the Corporation. The lawsuit made various allegations against the defendants, including that the merger consideration is inadequate and undervalues the company, that the director defendants breached their fiduciary duties to BCSB in approving the merger and that the Corporation aided and abetted those alleged breaches. The lawsuit generally sought an injunction barring the defendants from consummating the merger transaction. Alternatively, if the companies completed the transaction before the court entered judgment, the lawsuit sought rescission of the merger or, in the alternative, rescissory damages, an accounting for all resulting damages and for all profits and any special benefits defendants obtained as a result of the alleged breaches of fiduciary duty, and an award for the costs and expenses incurred in the lawsuit, including attorneys’ fees and costs. The plaintiff filed a notice to voluntarily dismiss the complaint on September 6, 2013.

PVF Capital Corp. Stockholder Litigation

On July 24, 2013, a purported shareholder of PVF filed a putative class action complaint in the U.S. District Court for the Northern District of Ohio, captioned Kugelman v. PVF Capital Corp., et al., Case No. 1:13-cv-01606, and naming as defendants PVF, its board of directors and the Corporation. The plaintiff alleged that the disclosures in PVF’s proxy statement were inadequate, and that the director defendants breached their fiduciary duties to PVF by approving the proposed merger and by their involvement in preparing the proxy statement. The plaintiff sought an injunction barring the defendants from completing the merger; rescission of the merger agreement to the extent already implemented or, in the alternative, an award of rescissory damages; an accounting to plaintiff for all damages caused by the defendants; and an award of the costs and expenses incurred by the plaintiff in the lawsuit, including a reasonable allowance for counsel fees and expert fees.

On August 5, 2013, the Corporation, PVF and PVF’s board of directors filed motions to dismiss the plaintiff’s claims in their entirety. On September 9, 2013, the court granted the motions to dismiss and entered judgment in favor of the Corporation, PVF and PVF’s board of directors.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

3.1	Articles of Restatement of the Articles of Incorporation of F.N.B. Corporation, as amended, as currently in effect. (filed herewith).

4.1	Deposit Agreement, dated as of November 1, 2013, by and between F.N.B. Corporation and Registrar and Transfer Company, as Depositary (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on November 1, 2013).

4.2	Form of Preferred Stock Certificate (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed on November 1, 2013).

4.3	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.1 above).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated:	November 8, 2013	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	November 8, 2013	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated:	November 8, 2013	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)