Form 10-K
period 2013-12-31
FNB CORP/FL/
filed 2014-02-28
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2013

Commission file number 001-31940

F.N.B. CORPORATION

(Exact name of registrant as specified in its charter)

Florida	25-1255406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One F.N.B. Boulevard, Hermitage, PA	16148
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	724-981-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $0.01 per share	New York Stock Exchange

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2013, determined using a per share closing price on that date of $12.08, as quoted on the New York Stock Exchange, was $1,663,448,797.

As of February 18, 2014, the registrant had outstanding 165,681,400 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 21, 2014 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2014.

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

Overview

The Corporation was formed in 1974 as a bank holding company. In 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2013, the Corporation had 266 Community Banking offices in Pennsylvania, Ohio, Maryland and West Virginia and 72 Consumer Finance offices in Pennsylvania, Ohio, Tennessee and Kentucky.

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

As of December 31, 2013, the Corporation had total assets of $13.6 billion, loans of $9.5 billion and deposits of $10.2 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

Mergers and Acquisitions

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. As of December 31, 2013, BCSB had $605.9 million in assets, $326.3 million in loans and $531.6 million in deposits. The acquisition was valued at $81.2 million and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock.

PVF Capital Corp.

On October 12, 2013, the Corporation completed its acquisition of PVF Capital Corp. (PVF), a savings and loan holding company based in Solon, Ohio. On the acquisition date, the estimated fair values of PVF included $738.5 million in assets, $512.6 million in loans and $627.0 million in deposits. The acquisition was valued at $110.3 million and resulted in the Corporation issuing 8,893,598 shares of its common stock in exchange for 26,119,398 shares of PVF common stock.

Annapolis Bancorp, Inc.

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, the fair values of ANNB included $430.2 million in assets, $256.2 million in loans and $349.4 million in deposits. The acquisition was valued at $56.3 million and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. Additionally, the Corporation paid $0.6 million, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement.

Parkvale Financial Corporation

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, the fair values of Parkvale included $1.7 billion in assets, $919.5 million in loans and $1.5 billion in deposits. The acquisition was valued at $140.9 million and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock.

For more detailed information concerning these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Securities Offerings

On November 1, 2013, the Corporation closed the public offering of 4,000,000 depositary shares pursuant to an Underwriting Agreement, dated October 29, 2013, between the Corporation and Keefe, Bruyette & Woods, Inc. and RBC Capital Markets, LLC, as representatives for the underwriters listed therein. The Corporation additionally granted the underwriters an option to purchase up to an additional 600,000 depositary shares. The underwriters exercised their option and purchased 435,080 additional depositary shares, the sale of which closed on November 14, 2013. Each Depositary Share represents a 1/40th interest in a share of the Corporation’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue and are payable on the liquidation amount of $1,000 per share of Series E Preferred Stock in arrears at 7.25% per annum only when, as, and if declared by the Board of Directors of the Corporation and to the extent the Corporation has legally available funds to pay dividends.

Also on November 1, 2013, the Corporation closed the public offering of 4,693,876 shares of its common stock pursuant to an Underwriting Agreement, dated October 29, 2013, between the Corporation and J.P. Morgan Securities, LLC, Keefe, Bruyette & Woods, Inc. and RBC Capital Markets, LLC, as representatives for the underwriters listed therein.

The Corporation received aggregate net proceeds of $161.3 million from these offerings and intends to use the proceeds to support future growth opportunities and proactively position the Corporation for Basel III implementation. See the “Government Supervision and Regulation – Basel III” caption included in this section of this Report.

Business Segments

In addition to the following information relating to the Corporation’s business segments, more detailed information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2013, the Corporation had four business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offered broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer. The Consumer Finance segment consists of a multi-state consumer finance company.

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

As of December 31, 2013, the Corporation operated its Community Banking business through a network of 266 branches in Pennsylvania, Ohio, Maryland and West Virginia. The Community Banking segment also has commercial real estate loans in Florida, which were originated from 2005 through 2009.

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

The Corporation’s Wealth Management operations are conducted through three subsidiaries of FNBPA. First National Trust Company (FNTC) provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2013, the fair value of trust assets under management was approximately $3.2 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

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

Other

The Corporation also operates other non-banking subsidiaries. F.N.B. Capital Corporation, LLC (FNBCC), a merchant banking subsidiary, offered mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC has a 24.9% funding commitment in F.N.B. Capital Partners, L.P., a Small Business Investment Company licensed by the U.S. Small Business Administration. F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I issued trust preferred securities (TPS) to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay the subordinated notes through which loans in the Consumer Finance segment are funded. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial leasing services to customers in need of new or used equipment. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation primarily operates in Pennsylvania, eastern Ohio, and northern West Virginia, which are areas with relatively stable markets and modest growth. Additionally, the Corporation operates in higher growth markets in Maryland. In addition to Pennsylvania and Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and western and central Kentucky.

The Corporation’s subsidiaries compete for deposits, loans and financial services business with a large number of other financial institutions, such as commercial banks, savings banks, savings and loan associations, credit life insurance companies, mortgage banking companies, consumer finance companies, credit unions and commercial finance and leasing companies, many of which have greater resources than the Corporation. In providing wealth and asset management services, as well as insurance brokerage services, the Corporation’s subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies.

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

For loans secured by commercial real estate, the Corporation obtains current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. The Corporation’s general policy for commercial real estate loans is to limit the terms of the loans to not more than 15 years and to have loan-to-value (LTV) ratios not exceeding 80% on owner-occupied and income producing properties. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms, and in many instances, these loans mature within 5 years. The Corporation’s Credit Policy Manual also delineates similar guidelines for maximum terms and acceptable advance rates for loans that are not secured by real estate.

Consumer Loans

The Corporation’s revolving home equity lines of credit (HELOC) are generally variable rate loans underwritten based on fully indexed rates. For home equity loans, the Corporation’s policy is to generally require a LTV ratio not in excess of 85% and FICO scores of not less than 660. In certain circumstances, the Corporation will extend credit to borrowers with a LTV over 85% on a limited and closely monitored basis. The Corporation’s underwriters evaluate a borrower’s debt service capacity on all line of credit applications by utilizing an interest shock rate of 3% over the prevailing variable interest rate at origination. The borrower’s debt-to-income ratio must remain within the Corporation’s guidelines under the shock rate repayment formula. The Corporation has elected, with the onset of the qualified mortgage (QM) rules established by the Consumer Financial Protection Bureau (CFPB) in 2014, to tightly limit the origination of non-QM loans.

The Corporation’s policy for its indirect installment loans, which third parties (primarily auto dealers) originate, is to require a minimum FICO score of 640 for the borrower, the age of the vehicle not to exceed 7 years or 100,000 miles and an appropriate LTV ratio, not to exceed 115% inclusive of back end added products, based on the year and make of the vehicle financed.

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

Employees

As of January 31, 2014, the Corporation and its subsidiaries had 2,655 full-time and 448 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

Government Supervision and Regulation

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their banking subsidiaries and to companies engaged in securities and insurance activities and provides certain specific information about the Corporation. The bank regulatory framework is intended primarily for the protection of depositors through the federal deposit insurance guarantee, and not for the protection of security holders. Numerous laws and regulations govern the operations of financial services institutions and their holding companies. In addition, certain of the Corporation’s public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and related regulations and rules of the SEC and the New York Stock Exchange, Inc. (NYSE). To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect the Corporation’s financial condition or results of operations. As a financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Corporation’s business, it faces increased complexity and additional costs in its compliance efforts.

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

The FRB is the “umbrella” regulator of a financial holding company. In addition, a financial holding company’s operating entities, such as its subsidiary broker-dealers, investment managers, investment companies, insurance companies and banks, are subject to the jurisdiction of various federal and state “functional” regulators.

The Corporation’s subsidiary bank (FNBPA) and FNBPA’s subsidiary trust company (FNTC) are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is a bureau of the U.S. Department of the Treasury (UST). FNBPA is also subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including requirements to maintain reserves against deposits, capital requirements, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, inter-affiliate transactions, limitations on the types of investments that may be made, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders. If the Corporation fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.

Pursuant to the GLB Act, bank holding companies such as the Corporation that have qualified as financial holding companies because they are “well-capitalized” and “well managed” have broad authority to engage in activities that are financial in nature or incidental to such financial activity, including insurance underwriting and brokerage, merchant banking, securities underwriting, dealing and market-making; and such additional activities as the FRB in consultation with the Secretary of the UST determines to be financial in nature, incidental thereto or complementary to a financial activity. The GLB Act repealed or modified a number of significant statutory provisions, including those of the Glass-Steagall Act and the BHC Act, which had previously restricted banking organizations’ ability to engage in certain types of business activities. As a result of the GLB Act, a bank holding company may engage in those activities directly or through subsidiaries by qualifying as a “financial holding company.” A financial holding company may engage directly or indirectly in activities considered financial in nature, either de novo or by acquisition, provided the financial holding company continues such status and gives the FRB after-the-fact notice of the new activities. The GLB Act also permits national banks, such as FNBPA, to engage in activities considered financial in nature through a financial subsidiary, subject to certain conditions and limitations and with the approval of the OCC.

As a regulated financial holding company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The FRB, OCC, FDIC, CFPB and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, the Corporation, FNBPA and FNTC are subject to examination by the various regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity, consumer compliance, community reinvestment and various other factors. An examination downgrade by any of the Corporation’s federal bank regulators could potentially result in the imposition of significant limitations on the activities and growth of the Corporation and its subsidiaries.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010

Implementation of the Dodd-Frank Act has had and will continue to have a broad impact on the financial services industry by introducing significant regulatory and compliance changes including, among other things,

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

Deposit Insurance.    The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, increasing the minimum from 1.15% to 1.35% of the estimated amount of total insured deposits, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds by September 30, 2020. Several of these provisions have increased the FDIC deposit insurance premiums FNBPA pays.

Interest on Demand Deposits.    The Dodd-Frank Act permits depository institutions to pay interest on demand deposits. In accordance therewith, the Corporation pays interest on certain classes of commercial demand deposits.

Trust Preferred Securities.    Pursuant to Section 619 of the Dodd-Frank Act (the Volcker Rule), the federal bank regulatory agencies issued an interim final rule which permits banking entities with consolidated assets less than $15 billion to continue to retain interests in TPS as tier 1 capital provided the TPS was established, and interest issued prior to May 19, 2010, the banking entity reasonably believes the offering proceeds received by the TPS were invested in certain qualifying TPS collateral and the banking entity’s interest in the TPS was acquired prior to December 31, 2013. In addition, the interim final rules provide that for banking entities with $15 billion or more in consolidated assets TPS will, on a phased-out basis, no longer qualify as tier 1 capital after January 1, 2016.

The Consumer Financial Protection Bureau.    The Dodd-Frank Act created a new, independent CFPB within the FRB. The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general will have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and, with respect to certain non-preempted laws, national banks. Compliance with any such new regulations established by the CFPB and/or states could reduce the Corporation’s revenue, increase its cost of operations, and could limit its ability to expand into certain products and services.

Debit Card Interchange Fees.    On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. Following completion of the Corporation’s acquisition of Parkvale on January 1, 2012, the Corporation’s assets exceeded the $10 billion threshold. As a result, the Corporation became subject to the new rules regarding debit card interchange fees as of July 1, 2013. The Corporation’s revenue earned from debit card interchange fees was $16.4 million for 2013, a decrease of $4.4 million from 2012. However, a July 31, 2013 ruling by the U.S. District Court of the District of Columbia in NACS v. Board of Governors of the Federal Reserve System, No. 11-cv-02075, could have the effect of further reducing the cap base on debit interchange fees. The court’s decision, among other things, vacated the per-transaction interchange cap base of $0.21 established by the FRB. The decision has been stayed pending an appeal that has been filed in the U.S. Court of Appeals for the District of Columbia Circuit. If the District Court opinion is upheld, it could result in a significant reduction in the cap base below $0.21.

Increased Capital Standards and Enhanced Supervision.    The Dodd-Frank Act requires the federal banking agencies to establish minimum leverage and risk-based capital requirements and stress testing requirements for banks and bank and financial holding companies. These new standards will be no less strict than existing regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, become higher once the agencies analyze the new standards. Compliance with heightened capital standards may reduce the Corporation’s ability to generate or originate revenue-producing assets and thereby restrict revenue generation from banking and non-banking operations.

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

Although many of the requirements the Dodd-Frank Act have been implemented there still remain a significant number of its requirements that will be implemented over time. Given the uncertainty associated with the manner in which the federal banking agencies may implement the provisions of the Dodd-Frank Act, the full extent of the impact such requirements may have on the Corporation’s operations and the financial services markets is unclear at this time. The changes resulting from the Dodd-Frank Act may impact the Corporation’s profitability, require changes to certain of the Corporation’s business practices, including limitations on fee income opportunities, increased compliance costs, imposition of more stringent capital, liquidity and leverage requirements upon the Corporation or otherwise adversely affect the Corporation’s business. These changes may also require the Corporation to continue to invest significant management attention and compliance, risk and audit resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. The Corporation cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the Corporation.

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

The Corporation, like other bank holding companies, currently is required to maintain tier 1 capital and total capital (the sum of tier 1, tier 2 and tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items). Risk-based capital ratios are calculated by dividing tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2013, the Corporation’s tier 1 and total capital ratios under these guidelines were 11.1% and 12.5%, respectively. At December 31, 2013, the Corporation had $74.0 million of capital securities that qualified as tier 1 capital and $27.6 million of subordinated debt that qualified as tier 2 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 3.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Further, the

FRB has indicated that it will consider a “tangible tier 1 capital leverage ratio” (deducting all intangibles) and all other indicators of capital strength in evaluating proposals for expansion or new activities. The Corporation’s leverage ratio at December 31, 2013 was 8.8%.

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

The Dodd-Frank Act requires that, at a minimum, regulators apply to bank holding companies and other systemically significant non-bank financial companies the same capital and risk standards that such regulators apply to banks insured by the FDIC. An important consequence of this requirement is that hybrid capital instruments, such as TPS, will no longer be included in the definition of tier 1 capital. Tier 1 capital includes common stock, retained earnings, certain types of preferred stock and TPS. Since TPS are not currently counted as tier 1 capital for insured banks, the effect of the Dodd-Frank Act is that such securities will no longer be included as tier 1 capital for bank holding companies or financial holding companies. Excluding TPS from tier 1 capital could significantly decrease regulatory capital levels of holding companies that have traditionally relied on TPS to meet capital requirements. The Dodd-Frank Act capital requirements may force bank holding companies to raise other forms of tier 1 capital, for example, by issuing perpetual non-cumulative preferred stock. Since common stock must typically constitute at least 50 percent of tier 1 capital, many bank holding companies and systemically significant non-bank companies may consider dilutive follow-on offerings of common stock, such as that executed by the Corporation in November 2013.

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

Basel III

In July 2013, the FRB and the OCC published final rules to implement the Basel III capital framework and revise the framework for the risk-weighting of assets under Basel I. The Basel III rules, among other things, narrow the definition of regulatory capital and require the phase-out of TPS from capital. When fully phased in on January 1, 2019, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (LCR) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (NSFR) designed to promote more medium- and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. In October 2013, the federal regulatory agencies proposed rules implementing the LCR for the largest, most systemically important “advanced approach” U.S. financial institutions and a modified version of the LCR for smaller U.S. banking institutions that are not advanced approach banking institutions but have at least $50 billion in total consolidated assets, neither of which would apply to the Corporation or FNBPA. The federal regulatory agencies have not yet proposed rules to implement the NSFR.

The final rules revise federal regulatory agencies’ risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the Basel III framework. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 (CET1) minimum capital requirement (4.5% of risk-weighted assets) and a higher minimum tier 1 capital requirement (from 4.0% to 6.0% of risk-weighted assets), and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property.

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

Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations, including the Corporation and FNBPA, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact the Corporation’s return on average equity. The Corporation is still in the process of assessing the impacts of these complex final rules; however, management believes that the Corporation will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis. For further detail on capital and capital ratios see the Liquidity and Capital sections in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Regulatory Matters footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2013.

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

Community Reinvestment Act

The Community Reinvestment Act of 1977 (CRA) requires depository institutions to assist in meeting the credit needs of their market areas consistent with safe and sound banking practices. Under the CRA, each depository institution is required to help meet the credit needs of its market areas by, among other things, providing credit to and investments in low- and moderate-income individuals and communities. Depository institutions are periodically examined for compliance with the CRA and are assigned ratings. In order for a financial holding company to commence any new activity permitted by the BHC Act, or to acquire any company engaged in any new activity permitted by the BHC Act, each insured depository institution subsidiary of the financial holding company must have received a rating of at least “satisfactory” in its most recent examination under the CRA. Furthermore, banking regulators take into account CRA ratings when considering approval of a proposed transaction.

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

Consumer Protection Statutes and Regulations

In addition to the consumer regulations that may be issued by the CFPB pursuant to its authority under the Dodd-Frank Act, FNBPA is subject to various federal consumer protection statutes and regulations including the Truth in Lending Act, Truth in Savings Act, Equal Credit Opportunity Act, Fair Housing Act, Real Estate Settlement Procedures Act and Home Mortgage Disclosure Act. Among other things, these acts:

•	require banks to disclose credit terms in meaningful and consistent ways;
•	prohibit discrimination against an applicant in any consumer or business credit transaction;
•	prohibit discrimination in housing-related lending activities;
•	require banks to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;
•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;
•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions;
•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations and
•	prohibit unfair and deceptive practices in connection with consumer loans.

In January 2013, the CFPB issued a series of final rules related to mortgage loan origination and mortgage loan servicing. In particular, on January 10, 2013, the CFPB issued a final rule implementing the ability-to-repay and QM provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the QM Rule). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet underwriting guidelines of U.S. government-sponsored entities, the Federal Housing Administration and the U.S. Department of Veteran Affairs may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective January 10, 2014.

The Corporation is still evaluating the impact of the rules recently issued by the CFPB to determine if they will have any long-term impact on its mortgage loan origination and servicing activities. Compliance with these rules will likely increase the Corporation’s overall regulatory compliance costs and decrease fee income opportunities.

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

Securities and Exchange Commission

The Corporation is also subject to regulation by the SEC by virtue of the Corporation’s status as a public company and due to the nature of the business activities of certain subsidiaries. The Dodd-Frank Act significantly expanded the SEC’s jurisdiction over hedge funds, credit ratings agencies and governance of public companies, among other areas, and enhanced the SEC’s enforcement powers. Several of the provisions could lead to significant changes in SEC enforcement practice and may have long-term implications for public companies, their officers and employees, accountants, brokerage firms, investment advisers and persons associated with them. For example, these provisions (1) authorize new rewards to and provide expanded protections of whistleblowers; (2) provide the SEC authority to impose substantial civil penalties on all persons subject to cease-and-desist proceedings, not merely securities brokers, investment advisers and their associated persons; (3) broaden standards for the imposition of secondary liability; (4) confer on the SEC extraterritorial jurisdiction over alleged fraud violations involving conduct abroad and enhancing the ability of the SEC and the Public Company Accounting Oversight Board to inspect audit work by foreign public accounting firms; and (5) expand the applicability of collateral bars.

SOX contains important requirements for public companies in the areas of financial disclosure and corporate governance. In accordance with section 302(a) of SOX, written certifications by the Corporation’s Chief Executive Officer (CEO) and Chief Financial Officer (CFO) are required with respect to each of the Corporation’s quarterly and annual reports filed with the SEC. These certifications attest that the applicable report does not contain any untrue statement of a material fact. The Corporation also maintains a program designed to comply with Section 404 of SOX, which includes identification of significant processes and accounts, documentation of the design of process and entity level controls and testing of the operating effectiveness of key controls. See Item 9A, Controls and Procedures, of this Report for the Corporation’s evaluation of its disclosure controls and procedures.

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

Consumer Finance Subsidiary

Regency is subject to regulation under Pennsylvania, Tennessee, Ohio and Kentucky state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions, the Ohio Division of Financial Institutions and the Kentucky Department of Financial Institutions periodically visit Regency’s offices and conduct extensive examinations in order to determine compliance with such laws and regulations. Additionally, the FRB, as “umbrella” regulator of the Corporation pursuant to the GLB Act, may conduct an examination of Regency’s offices or operations. Such examinations include a review of loans and the collateral therefor, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is under the jurisdiction of the CFPB and is subject to certain federal consumer protection laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions. The CFPB may also periodically visit Regency’s offices and conduct extensive consumer protection examinations.

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

The Corporation has identified six major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk and regulatory compliance risk. The Corporation more fully describes credit risk, market risk and liquidity risk, and the programs the Corporation’s management has implemented to address these risks, in the Market Risk section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report. Reputational risk relates to a risk of loss resulting from damage to a company’s reputation, in lost revenue or destruction of shareholder value, even if the company is not found guilty of a crime. Operational risk arises from inadequate information systems and technology, weak internal control systems or other failed internal processes or systems, human error, fraud or external events. Regulatory compliance risk relates to each of the other five major categories of risk listed above, but specifically addresses internal control failures that result in non-compliance with laws, rules, regulations, safety and soundness or ethical standards.

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

If any of the following risks and uncertainties develop into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on the Corporation’s business, financial condition or results of operations. These events could also have a negative effect on the trading price of the Corporation’s securities.

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

Generally, commercial/industrial, construction and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. For additional information, see the Lending Activity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report. In addition, consumer loans typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans.

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

The Corporation’s financial condition and results of operations could be adversely affected if its allowance for loan losses is not sufficient to absorb actual losses.

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

The level of the allowance for loan losses reflects the judgment and estimates of management regarding the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. Determination of the allowance is inherently subjective and is based on factors that are susceptible to significant change. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Corporation’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the Corporation’s allowance and may require an increase in the provision for loan losses or the recognition of additional loan charge-offs, based on judgments different from those of management. In addition, if charge-offs in future periods exceed the allowance for loan losses, the Corporation will need additional provisions to increase the allowance. Any increases in the allowance will result in a decrease in net income and capital and may have a material adverse effect on the Corporation’s financial condition and results of operations. For additional discussion relating to this matter, refer to the Allowance and Provision for Loan Losses section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report.

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

The Corporation’s business and financial performance is impacted significantly by market rates and changes in those rates. The monetary, tax and other policies of governmental agencies, including the UST and the FRB, have a direct impact on interest rates and overall financial market performance over which the Corporation and its subsidiary bank have no control and which may not be able to be predicted with reasonable accuracy.

As a result of the high percentage of the Corporation’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates in the shape of the yield curve or in spreads between different market interest rates can have a material effect on its business, profitability and the value of its financial assets and liabilities. Such scenarios may include the following:

•

Changes in interest rates or interest rate spreads can affect the difference between the interest that FNBPA can earn on assets and the interest that FNBPA may pay on liabilities, which impacts FNBPA’s overall net interest income and profitability;

•

Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments and can, in turn, affect the Corporation’s loss rates on those assets;

•	Such changes may decrease the demand for interest rate-based products or services, including bank loans and deposit products and the Regency note program;
•	Such changes can also affect the Corporation’s ability to hedge various forms of market and interest rate risks and may decrease the profitability or increase the risk associated with such hedges; and
•	Movements in interest rates also affect mortgage repayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

The monetary, tax and other policies of the U.S. Government and its agencies also have a significant impact on interest rates and overall financial market performance. An important function of the FRB is to regulate the national supply of bank credit and certain interest rates. The actions of the FRB influence the rates of interest that FNBPA may charge on loans and what FNBPA may pay on borrowings and interest-bearing deposits and can also affect the value of the Corporation’s and FNBPA’s on-balance sheet and off-balance sheet financial instruments. Principally, due to the impact of rates and by controlling access to direct funding from the Federal Reserve Banks, the FRB’s policies also influence to a significant extent, FNBPA’s cost of funding. The Corporation cannot predict the nature or timing of future changes in monetary, tax and other policies or the effects that they may have on FNBPA’s and other affiliates’ activities and financial results.

The financial soundness of other financial institutions may adversely affect the Corporation, FNBPA and other affiliates.

Financial services institutions are interrelated as a result of trading, clearing, counterparty and other relationships. The Corporation, FNBPA and other affiliates are exposed to many different industries and counterparties and they routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks and other institutional clients. Many of these type transactions expose the Corporation, FNBPA and other affiliates to credit risk in the event of default of the counterparty or client. In addition, FNBPA and other affiliates’ credit risks may be exacerbated when the collateral held by it cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure that it is due.

There may be risks resulting from the extensive use of models in the FNBPA’s business.

FNBPA relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, for developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, capital stress testing and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that FNBPA’s business decisions based on information incorporating models will be adversely affected due to the inadequacy of such information. Also, information the Corporation provides to its shareholders, the public or to its regulators based on poorly designed or implemented models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions and dividends to the Corporation’s shareholders, could be adversely affected due to the regulator’s perception that the quality of FNBPA’s models used to generate the relevant information is insufficient.

The Corporation’s asset valuation may include methodologies, estimations and assumptions that are subject to differing interpretations and this, along with market factors such as volatility in one or more markets, could result in changes to asset valuations that may materially adversely affect the Corporation’s subsidiary bank’s results of operations or financial condition.

The Corporation and FNBPA must use estimates, assumptions and judgments when assets and liabilities are measured and reported at fair value. Assets and liabilities carried at fair value inherently result in a higher degree of financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party resources, when available. When such third-party information is not available, the Corporation estimates fair value primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relative inputs. Changes in underlying factors or assumptions in any of the areas underlying these estimates could materially impact the Corporation’s future financial condition and results of operations.

During periods of market disruption, including periods of significantly rising or high interest rates, rapidly widening credit spreads or illiquidity, it may be more difficult to value certain assets if trading becomes less frequent and/or market data becomes less observable. There may be certain asset classes that were historically in inactive markets with significant observable data that rapidly become illiquid due to market volatility, a loss in market confidence or other factors. In such cases, valuations in certain asset classes may require more subjectivity and management discretion; valuations may include inputs and assumptions that are less observable or require greater estimation. Further, rapidly changing and unprecedented market conditions in any particular market (e.g., credit, equity, fixed income) could materially impact the valuation of assets as reported within the Corporation’s consolidated financial statements, and the period-to-period changes in value could vary significantly.

The Corporation is subject to operational risk.

Like all businesses, the Corporation is subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in its systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of the Corporation’s and its subsidiary’s noncompliance with contractual and other obligations. The Corporation is also exposed to operational risk through its outsourcing arrangements, and the effect the changes in circumstances or capabilities of the Corporation’s outsourcing vendors can have on the Corporation’s ability to continue to perform operational functions necessary to the Corporation’s business. Although the Corporation seeks to mitigate operational risks through a system of internal controls which the Corporation regularly reviews and updates, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risk could result in charges, increased operational costs, harm to the Corporation’s reputation or foregone business opportunities.

The Corporation’s business may continue to be adversely affected by downturns in the national and local economies in which it operates.

The Corporation operates primarily in Pennsylvania, eastern Ohio, Maryland and northern West Virginia. Most of the Corporation’s customers are individuals and small- and medium-sized businesses which are dependent upon their regional economies. A further deterioration or minimal improvement in economic conditions in the market areas the Corporation serves could result in the following consequences, any of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations:

•	demand for the Corporation’s loans, deposits and services may decline;
•	loan delinquencies, problem assets and foreclosures may increase;
•	weak economic conditions may continue to limit the demand for loans by creditworthy borrowers, limiting the Corporation’s capacity to leverage its retail deposits and maintain its net interest income;
•	collateral for the Corporation’s loans may decline further in value; and
•	the amount of the Corporation’s low-cost or non-interest bearing deposits may decrease.

The Corporation could be adversely affected by changes in the law, especially changes in the regulation of the banking industry.

The Corporation and its subsidiaries operate in a highly regulated environment and are subject to supervision and regulation by several governmental agencies, including the SEC, FRB, OCC, CFPB and FDIC. Regulations are generally intended to provide protection for shareholders, depositors, borrowers and other customers rather than for investors. The Corporation is subject to changes in federal and state law, regulations, governmental policies, tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;
•	mergers with or acquisitions of other institutions;
•	investments;
•	loans and interest rates;
•	assessments of fees, such as overdraft and electronic transfer interchange fees;
•	the provision of securities, insurance or trust services; and
•	the types of non-deposit activities in which the Corporation’s financial institution subsidiaries may engage.

Under regulatory capital adequacy guidelines and other regulatory requirements, the Corporation and FNBPA must meet guidelines subject to qualitative judgments by regulators about components, risk weightings and other factors. From time to time, the regulators implement changes to those regulatory capital adequacy guidelines. Changes resulting from the Dodd-Frank Act and the regulatory accords on international banking institutions formulated by the Basel Committee on banking supervision and implemented by the FRB, when fully phased in, will likely require the Corporation to satisfy additional, more stringent and complex capital adequacy standards.

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

The Dodd-Frank Act imposes new regulatory requirements and oversight over banks and other financial institutions in a number of ways, among which are: (i) creating the CFPB to regulate consumer financial products and services sold by banks and non-banks, and to review their compliance with federal consumer protection unfair and deceptive practice standards and fair lending laws; (ii) creating the FSOC to identify and impose stronger regulatory oversight on large financial firms and to identify systemic risks; (iii) granting orderly liquidation authority to the FDIC for the liquidation of financial corporations that pose a risk to the financial system of the U.S.; (iv) limiting debit card interchange fees; (v) adopting certain changes to stockholder rights, including a stockholder “say on pay” vote on executive compensation; (vi) strengthening the SEC’s powers to regulate securities markets; (vii) regulating OTC derivative markets; (viii) making more loans subject to provisions for higher cost loans, new disclosures, and certain other revisions; (ix) providing consumers a defense of set-off or recoupment in a foreclosure or collection action if the lender violates the newly created “reasonable ability to repay” provision; (x) amending the Truth in Lending Act with respect to mortgage originations, including originator compensation, disallowing mandatory arbitration, and prepayment considerations; (xi) the “Volcker Rule” which, among other things, imposes restrictions on proprietary trading and investment activities of banks and bank holding companies and restricts the sponsoring of hedge funds or private equity funds; and (xii) reform related to the regulation of credit rating agencies.

Regulators are tasked with adopting regulations that implement and define the breadth and scope of the Dodd-Frank Act, many of which have yet to be implemented. A number of the regulations that must be adopted under the Dodd-Frank Act have yet to be proposed, and it is difficult to gauge the impact of certain provisions of the Dodd-Frank Act because so many important details related to the concepts adopted in the Dodd-Frank Act were left within the sole discretion of the regulators. For example, the CFPB has the power to adopt new regulations, such as the QM Rule, to protect consumers, which power it may exercise at its discretion so long as it advances the general concept of the protection of consumers.

Consequently, the full impact of these regulations and other regulations to be adopted pursuant to the Dodd-Frank Act is unclear, but may impair the Corporation’s ability to meet all of the product needs of its customers, lead customers to seek financial solutions and products through non-banking channels and adversely affect the Corporation’s profits. Moreover, the increased regulatory scrutiny resulting from the Dodd-Frank Act regulations will likely continue to increase the Corporation’s cost of compliance, divert its resources and may adversely affect profits.

Among those regulations that have been proposed or adopted, the following may adversely affect the business of the Corporation:

•	limitations on debit card interchange fees may adversely affect its profits;
•	changing the methodology for calculating deposit insurance premium rates will become more complex, less predictable and more pro-cyclical, adversely affecting its profits and diverting its resources;
•	changing the procedures for liquidation may adversely impact its credit ratings and adversely impact its liquidity, profits, and its ability to fund itself;
•	increases in requirements for regulatory capital while eliminating certain sources of capital may adversely affect its profits;
•	the ability to pay interest on commercial demand deposit accounts may increase its interest expenses; and
•	uncertainty as to the types of activities which may be deemed unfair and deceptive practices which may impact fee income opportunities.

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

In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions. In addition, on November 12, 2009, the FDIC adopted a rule requiring banks to prepay three years’ worth of premiums to replenish the depleted insurance fund. With the enactment of the Dodd-Frank Act in July 2010, the minimum reserve ratio for the DIF was increased from 1.15% to 1.35% of estimated insured deposits, or the assessment base, and the FDIC was directed to take the steps needed to cause the reserve ratio of the DIF to reach 1.35% of estimated insured deposits by September 30, 2020. On December 15, 2010, as part of its long-range management plan to ensure that the DIF is able to maintain a positive balance despite banking crises and steady, moderate assessment rates despite economic and credit cycles, the FDIC set the DIF’s designated reserve ratio (DRR) at 2% of estimated insured deposits. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion, so smaller community banks will be spared the cost of funding the increase in the minimum reserve ratio. As of January 1, 2012, the assets of FNBPA exceeded the $10 billion threshold.

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

The economic and financial market scenarios to be used in the annual company-run stress test include baseline, adverse and severely adverse scenarios. Each includes 26 variables, including economic activity, unemployment, exchange rates, prices, incomes and interest rates. The adverse and severely adverse scenarios are not forecasts, but rather hypothetical scenarios designed to assess the strength and resilience of financial institutions under severe economic conditions. The final rule pushed back the compliance date for model submission until March 31, 2014, and additionally delayed the public disclosure provisions until the completion of the 2014 data collection cycle. If the Corporation fails to meet these stress-test requirements, its financial condition could be materially and adversely affected.

Recently adopted rules regulating the imposition of debit card fees may adversely affect the operations of the Corporation.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. There is an appeal pending of an August 2013 federal district court ruling that declared the interchange fee and network non-exclusivity provisions of the FRB debit card interchange fee rule to be invalid and indicated the per-transaction interchange cap base should be reduced. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. Entities which had assets in excess of $10 billion as of December 31, 2011 were required to comply with those rules effective as of July 1, 2012. Beginning in 2012 and for each calendar year thereafter, entities having assets in excess of $10 billion as of the end of that calendar year will be required to comply with those rules no later than the immediately following July 1.

Following completion of the Parkvale acquisition on January 1, 2012, the Corporation’s assets exceeded the $10 billion threshold. The Corporation became subject to the FRB rules concerning debit card interchange fees as of July 1, 2013. For the year ended December 31, 2013, the Corporation’s revenues earned from interchange fees decreased by $4.4 million. The actual results would have shown a higher reduction in fees earned, but have been partially offset by the benefits of the additional accounts acquired in the ANNB and PVF mergers.

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

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Corporation’s future success will depend, in part, on its ability to address customer needs by using secure technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have greater resources to invest in technological improvements, and the Corporation may not effectively implement new technology-driven products and services or do so as quickly as its competitors. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect the Corporation’s revenue and profit.

The Corporation could experience significant difficulties and complications in connection with its growth and acquisition strategy.

The Corporation has grown significantly over the last few years, including through acquisitions, and intends to seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its financial institution subsidiaries. However, the market for acquisitions is highly competitive. The Corporation may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as it currently anticipates. Even if the Corporation is successful with this strategy, it cannot assure you that it will be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

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

The Corporation may encounter unforeseen expenses, as well as difficulties and complications in integrating expanded operations and new employees without disruption to its overall operations. Following each acquisition, the Corporation must expend substantial resources to integrate the entities. The integration of non-banking entities often involves combining different industry cultures and business methodologies. The failure to integrate acquired entities successfully with the Corporation’s existing operations may adversely affect its results of operations and financial condition. As the Corporation grows, its regulatory costs also may become more significant.

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

The Corporation’s growth may require it to raise additional capital in the future, but that capital may not be available when it is needed.

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

The availability of additional capital or financing will depend on a variety of factors, many of which are outside of the Corporation’s control, such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, the Corporation’s credit ratings and credit capacity, marketability of the Corporation’s stock, as well as the possibility that lenders could develop a negative perception of the Corporation’s long- or short-term financial prospects if the Corporation incurs large credit losses or if the level of business activity decreases due to economic conditions. Accordingly, there can be no assurance of the Corporation’s ability to expand its operations through internal growth and acquisitions. As such, the Corporation may be forced to delay raising capital, issue shorter term securities than desired or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility. In addition, if the Corporation decides to raise additional equity capital, it could be dilutive to the Corporation’s existing shareholders.

The Corporation’s key assets include its brand and reputation and the Corporation’s business may be affected by how it is perceived in the market place.

The Corporation’s brand and its attributes are key assets of the Corporation. The Corporation’s ability to attract and retain banking, insurance, consumer finance, wealth management, merchant banking and corporate clients and employees is highly dependent upon external perceptions of its level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the Corporation’s reputation among existing customers and corporate clients and employees, which could make it difficult for the Corporation to attract new clients and employees and maintain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Corporation’s reputation, or result in greater regulatory or legislative scrutiny or litigation against the Corporation. Although the Corporation monitors developments for areas of potential risk to its reputation and brand, negative perceptions or publicity could materially and adversely affect the Corporation’s revenues and profitability.

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

Regulatory authorities may restrict the Corporation’s ability to pay dividends on and repurchase its common stock.

Dividends on the Corporation’s common stock will be payable only if, when and as authorized and declared by its board of directors. In addition, banking laws and regulations and its banking regulators may limit the Corporation’s ability to pay dividends and make share repurchases. For example, the Corporation’s ability to make capital distributions, including its ability to pay dividends or repurchase shares of its common stock, is subject to the review and non-objection of its annual capital plan by the FRB. In certain circumstances, the Corporation will not be able to make a capital distribution unless the FRB has approved such distribution, including if the dividend could not be fully funded by the Corporation’s net income over the last four quarters (net of dividends paid), the Corporation’s prospective rate of earnings retention appears inconsistent with its capital needs, asset quality, and overall financial condition, or the Corporation will not be able to continue meeting minimum required capital ratios. As a bank holding company, the Corporation also is required to consult with the FRB before increasing dividends or redeeming or repurchasing capital instruments. Additionally, the FRB could prohibit or limit the Corporation’s payment of dividends if it determines that payment of the dividend would constitute an unsafe or unsound practice. There can be no assurance that the Corporation will declare and pay any dividends or repurchase any shares of its common stock in the future.

The Corporation has outstanding securities senior to the common stock which may limit the Corporation’s ability to pay dividends on its common stock.

The Corporation has outstanding TPS and Series E preferred stock that are senior to the common stock and could adversely affect the ability of the Corporation to declare or pay dividends or distributions on the Corporation’s common stock. The terms of the TPS prohibit the Corporation from declaring or paying dividends or making distributions on its junior capital stock, including the common stock, or purchasing, acquiring, or making a liquidation payment on any junior capital stock, if: (1) an event of default has occurred and is continuing under the junior subordinated debentures underlying the TPS, (2) the Corporation is in default with respect to a guarantee payment under the guarantee of the related TPS or (3) the Corporation has given notice of its election to defer interest payments but the related deferral period has not yet commenced or a deferral period is continuing. The Corporation also would be prohibited from paying dividends on its common stock unless all full dividends for the latest dividend period have been declared and paid on all outstanding shares of the Series E preferred stock. If the Corporation experiences a material deterioration in its financial condition, liquidity, capital, results of operations or risk profile, the Corporation’s regulators may not permit it to make future payments on its TPS or preferred stock, which would also prevent the Corporation from paying any dividends on its common stock.

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
•

permit the Corporation’s Board of Directors to issue, without approval of its common stockholders unless otherwise required by law, preferred stock with such terms as its Board of Directors may determine;

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

The success of the Corporation’s acquisitions of PVF and BCSB will depend on a number of uncertain factors.

The success of the Corporation’s recent acquisitions of PVF and BCSB will depend on a number of factors, including, without limitation:

•	the Corporation’s ability to successfully integrate the acquired companies into its current operations, including converting the acquired companies’ products and systems to FNBPA products and systems;
•	the Corporation’s ability to retain the acquired companies’ customers, and their loan, deposits and other businesses;
•	the credit quality of loans and other acquired assets;
•	the Corporation’s ability to retain appropriate personnel from the acquired companies in connection with the acquisitions;
•	the Corporation’s ability to attract new deposits and to generate new interest earning assets in the new markets without incurring unacceptable credit or interest rate risk;
•	the Corporation’s ability to control non-interest expenses from the acquired companies in a manner that enables it to maintain a favorable overall efficiency ratio; and
•	the Corporation’s ability to earn acceptable levels of non-interest income, including fee income, from former customers of the acquired companies.

No assurance can be given that the Corporation will be able to integrate PVF and BCSB successfully, that the acquisitions will not expose the Corporation to unknown material liabilities, that the operation of the acquired companies former businesses will not adversely affect the Corporation’s results of operations or cash flows, that the Corporation will be able to achieve results in the future similar to those achieved by its existing banking business, that the Corporation will be able to compete effectively in the acquired companies former market areas, or that the Corporation will be able to manage growth resulting from the acquisitions effectively. The Corporation may encounter difficulties in integrating the businesses of BCSB, which were acquired by the Corporation in February 2014 within a relatively short time period after commencing integration of the businesses of PVF, which were acquired by the Corporation in October 2013. The Corporation’s current and planned operations, personnel, facility size and configuration, systems and internal procedures and controls might be inefficient or inadequate to support these efforts at the same time. As a result, the Corporation may encounter difficulties or costs in the integration that could materially and adversely affect it.

Deposit and loan run-off rates could be substantially different than what the Corporation projected in planning for the acquisitions and the integration of PVF and BCSB.

Deposit run-off is expected to occur following the closing of the Corporation’s acquisitions of PVF and BCSB. While the Corporation believes it assumed a reasonable deposit run-off rate for purposes of valuing the transactions, actual run-off could be higher. Similarly, the Corporation may lose loan relationships acquired through these acquisitions.

The Corporation converted PVF and BCSB’s products and systems to its products and systems. Problems or errors in the customer account conversion process, and customer interface required to replace certain products and services of the acquired companies with comparable products and services of FNBPA, could adversely affect customer relationships, increase run-off of deposit and loan customers and result in unexpected charges and costs. Similarly, run-off could increase if the Corporation is not able to cost-effectively service particular loans, deposits or other products or services with special features of the acquired companies. An unanticipated increase in customer run-off rates could increase the effective cost to the Corporation of these acquisitions.

The credit quality of the loans the Corporation acquires from PVF and BCSB may be poorer than expected, which would require the Corporation to increase its allowance for loan losses and negatively affect its earnings.

Pursuant to the Agreements and Plans of Merger between the Corporation and PVF and the Corporation and BCSB, the Corporation will acquire loans. As part of the Corporation’s due diligence review of these acquired companies, it reviewed samples of loans and made estimated marks for credit and interest risks. The Corporation’s examination of these loans was made using the same criteria, analyses and collateral evaluations that it has traditionally used in the ordinary course of its business. However, no assurance can be given as to the future performance of these acquired loans, which if poorer than expected would require the Corporation to increase its allowance for loan losses and negatively affect its earnings.

The Corporation will be exposed to risks related to lending funds as a result of its acquisitions of PVF and BCSB.

The Corporation’s and FNBPA’s strategic plan focuses on the continued development and growth of a diversified loan portfolio, with emphasis on commercial loans made to borrowers within FNBPA’s market areas. Certain risks are inherent in the lending function, including a borrower’s inability to pay, insufficient collateral coverage and changes in interest rates. Repayment risk on commercial loans arises from changing economic conditions in particular geographic areas, businesses or industries that impair the operating performance of commercial borrowers. Risks associated with commercial real estate loans and general business loans also include changes in general economic conditions that affect underlying collateral values. Consumer loans also are subject to repayment risk and undercollateralization (in the case of secured consumer loans) caused by changing economic conditions.

The Corporation has limited operating experience in Maryland, which may adversely impact its ability to compete successfully in this market area.

The Corporation first entered the Baltimore, Maryland market in April 2013 with its acquisition of ANNB. The Baltimore, Maryland market is outside of the markets in which most members of the Corporation’s senior management have extensive knowledge and experience. The Corporation may not be able to retain existing customers of Baltimore County Savings Bank or adequately address the Baltimore market in terms of the products and services that it proposes to offer, or otherwise compete successfully against institutions already established within this market area. The Corporation’s success in the Baltimore market will depend, in large part, on its ability to identify, attract and retain qualified and experienced personnel with local expertise and relationships in the Baltimore market to supplement the existing management team. The newness of the Corporation’s brand in the Maryland markets may adversely affect its ability to attract and retain qualified personnel as well as its overall ability to compete for customers in this market area.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.    PROPERTIES

The Corporation owns a six-story building in Hermitage, Pennsylvania that serves as its headquarters, executive and administrative offices, and is also occupied by Community Banking and Wealth Management staff. The Corporation also leases office space in Pittsburgh, Pennsylvania that serves as its regional headquarters for that market. This space is also occupied by Community Banking, Wealth Management and Insurance employees. Additionally, the Corporation owns a two-story building in Hermitage, Pennsylvania that serves as its data processing and technology center. During 2013, the Corporation established regional headquarters in Cleveland, Ohio and Baltimore, Maryland. The office space for both of these regional headquarters is leased by the Corporation.

As of December 31, 2013, the Community Banking segment had 266 offices, located in 37 counties in Pennsylvania, 11 counties in Ohio, 2 counties in Maryland and one county in West Virginia, of which 162 were owned and 104 were leased. As of December 31, 2013, the Consumer Finance segment had 72 offices, located in 19 counties in Pennsylvania, 17 counties in Tennessee, 12 counties in Ohio and 14 counties in Kentucky, all of which were leased. The operating leases for the Community Banking and Consumer Finance offices expire at various dates through the year 2040 and generally include options to renew. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

On February 7, 2013, the plaintiff filed an amended complaint with additional allegations regarding certain purported non-disclosures relating to the proxy statement/prospectus for the pending merger filed with the SEC on January 23, 2013. On February 22, 2013, ANNB, the ANNB board of directors, the Corporation and the plaintiff reached an agreement in principle to settle the action, and executed a Stipulation of Settlement on June 28, 2013, that memorialized the agreement in writing. As part of the agreement to settle the action, the Corporation and ANNB agreed to disclose additional information in the proxy statement/prospectus filed on February 25, 2013. No substantive term of the merger agreement was modified as part of this settlement. On July 3, 2013, the plaintiff filed a motion for preliminary approval of the settlement, and on September 18, 2013, the court entered an order preliminarily approving the settlement. On November 25, 2013, the plaintiff filed a motion for final approval of the settlement. On December 10, 2013, the court held a final fairness hearing and, at the conclusion of the hearing, granted final approval of the settlement.

BCSB Bancorp Stockholder Litigation

On December 9, 2013, a purported stockholder of BCSB filed a putative class action and derivative complaint in the Circuit Court for Baltimore County, Maryland, captioned Darr v. BCSB Bancorp, Inc., et al., at Case No. 03-C-13-014034, and naming as defendants BCSB, its board of directors and the Corporation. The lawsuit makes various allegations against the defendants relating to the Corporation’s proposed acquisition of BCSB, including that the Registration Statement on Form S-4 filed on November 19, 2013 in connection with the proposed acquisition omits certain information allegedly necessary for BCSB’s stockholders to make an informed vote on the proposed transaction, that the director defendants breached their fiduciary duties to BCSB in approving the proposed transaction and that the Corporation aided and abetted those alleged breaches. The lawsuit generally sought an injunction barring the defendants from consummating the merger transaction. Alternatively, if the companies were to complete the transaction before the court entered judgment, the lawsuit sought rescission of the merger or, in the alternative, rescissory damages, an accounting for all resulting damages and for all profits and any special benefits defendants obtained as a result of the alleged breaches of fiduciary duty, and an award for the costs and expenses incurred in the lawsuit, including attorneys’ fees and costs. On January 30, 2014, the plaintiff voluntarily dismissed its complaint.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and principal occupation for each of the executive officers of the Corporation as of January 31, 2014 is set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	49	President and Chief Executive Officer of the Corporation; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	51	Chief Financial Officer of the Corporation; Executive Vice President of FNBPA

Gary L. Guerrieri	53	Chief Credit Officer of the Corporation; Executive Vice President of FNBPA

Timothy G. Rubritz	59	Corporate Controller and Senior Vice President of the Corporation

John C. Williams, Jr.	67	President of FNBPA

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

The Corporation’s common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2013 and 2012. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2014, there were 11,774 holders of record of the Corporation’s common stock.

	Low	High	Dividends
Quarter Ended 2013
March 31	$10.70	$12.12	$0.12
June 30	11.01	12.12	0.12
September 30	11.80	13.35	0.12
December 31	11.73	13.04	0.12
Quarter Ended 2012
March 31	$11.31	$12.56	$0.12
June 30	9.89	12.36	0.12
September 30	10.55	12.05	0.12
December 31	10.20	11.53	0.12

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2013.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (♦) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2008, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance

Total Return, Including Stock and Cash Dividends

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands, except per share data

Year Ended December 31	2013 (1)	2012 (2)	2011 (3)	2010	2009
Total interest income	$440,386	$431,906	$391,125	$373,721	$388,218
Total interest expense	44,344	59,055	74,617	88,731	121,179
Net interest income	396,042	372,851	316,508	284,990	267,039
Provision for loan losses	31,090	31,302	33,641	47,323	66,802
Total non-interest income	135,778	131,252	119,730	115,915	105,397
Total non-interest expense	338,170	318,618	283,546	251,046	255,254
Net income	117,804	110,410	87,047	74,652	41,111
Net income available to common stockholders	117,804	110,410	87,047	74,652	32,803

At Year-End
Total assets	$13,563,405	$12,023,976	$9,786,483	$8,959,915	$8,709,077
Net loans	9,395,310	8,033,345	6,756,005	5,982,035	5,744,706
Deposits	10,198,232	9,082,174	7,289,768	6,646,143	6,380,223
Short-term borrowings	1,241,239	1,083,138	851,294	753,603	669,167
Long-term debt	143,928	89,425	88,016	192,058	324,877
Junior subordinated debt	75,205	204,019	203,967	204,036	204,711
Total stockholders’ equity	1,774,383	1,402,069	1,210,199	1,066,124	1,043,302

Per Common Share
Basic earnings per share	$0.81	$0.79	$0.70	$0.66	$0.32
Diluted earnings per share	0.80	0.79	0.70	0.65	0.32
Cash dividends declared	0.48	0.48	0.48	0.48	0.48
Book value	10.49	10.02	9.51	9.29	9.14

Ratios
Return on average assets	0.93%	0.94%	0.88%	0.84%	0.48%
Return on average tangible assets	1.04	1.05	0.99	0.95	0.57
Return on average equity	7.78	8.02	7.36	7.06	3.87
Return on average tangible common equity	16.58	17.62	15.74	16.01	8.72
Dividend payout ratio	60.48	61.27	69.72	74.02	149.50
Average equity to average assets	11.98	11.68	11.97	11.88	12.35

(1)	On April 6, 2013 and October 12, 2013, the Corporation completed the acquisitions of Annapolis Bancorp, Inc. and PVF Capital Corp., respectively.

(2)	On January 1, 2012, the Corporation completed the acquisition of Parkvale Financial Corporation.

(3)	On January 1, 2011, the Corporation completed the acquisition of Comm Bancorp, Inc.

QUARTERLY EARNINGS SUMMARY

Dollars in thousands, except per share data

Quarter Ended 2013	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$117,637	$109,790	$107,841	$105,118
Total interest expense	10,691	10,536	11,095	12,022
Net interest income	106,946	99,254	96,746	93,096
Provision for loan losses	8,366	7,280	7,903	7,541
Gain on sale of securities	51	5	68	684
Impairment loss on securities	(27)	—	—	—
Other non-interest income	32,635	32,805	36,629	32,928
Total non-interest expense	92,068	83,173	84,127	78,802
Net income	28,439	31,634	29,193	28,538
Net income available to common stockholders	28,439	31,634	29,193	28,538

Per Common Share
Basic earnings per common share	$0.18	$0.22	$0.20	$0.20
Diluted earnings per common share	0.18	0.22	0.20	0.20
Cash dividends declared	0.12	0.12	0.12	0.12

Quarter Ended 2012	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$107,578	$107,756	$109,285	$107,287
Total interest expense	13,660	14,225	14,804	16,366
Net interest income	93,918	93,531	94,481	90,921
Provision for loan losses	9,274	8,429	7,027	6,572
Gain on sale of securities	3	(66)	260	108
Impairment loss on securities	(93)	(119)	—	—
Other non-interest income	32,157	34,947	32,465	31,590
Total non-interest expense	76,532	77,031	78,429	86,626
Net income	28,955	30,743	29,130	21,582
Net income available to common stockholders	28,955	30,743	29,130	21,582

Per Common Share
Basic earnings per common share	$0.21	$0.22	$0.21	$0.16
Diluted earnings per common share	0.21	0.22	0.21	0.15
Cash dividends declared	0.12	0.12	0.12	0.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

–	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.
•	The impact of federal regulated agencies that have oversight or review of the Corporation’s business and securities activities.
•	Actions by the FRB, UST and other government agencies, including those that impact money supply and market interest rates.
•

Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or reversal of the current moderate economic recovery and persistence or worsening levels of unemployment.
•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

–	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

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

•

The impact on fee income opportunities resulting from the limit imposed under the Durbin Amendment of the Dodd-Frank Act on the maximum permissible interchange fee that banks may collect from merchants for debit card transactions and federal court determinations that may impose further restrictions on interchange fee opportunities.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule and Basel III initiatives.
•	Changes to the consumer protection and fair lending laws as implemented or applied by the CFPB which may limit product and service offerings and adversely effect fee income opportunities.
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

–	Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

–	Increased competition, whether due to consolidation among financial institutions; realignments or consolidation of branch offices, legal and regulatory developments, industry restructuring or other causes, can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues.

–	As demonstrated by the ANNB, PVF and BCSB acquisitions, the Corporation grows its business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties, involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders. In addition, with respect to the ANNB, PVF and BCSB acquisitions, the Corporation may experience difficulties in expanding into a new market area, including retention of customers and key personnel of ANNB, PVF and BCSB.

–	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

–	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

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

Debt securities with credit ratings below AA at the time of purchase that are repayment-sensitive securities are evaluated using the guidance of ASC 320, Investments – Debt Securities.

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

The Corporation performed an annual test of goodwill for each of its business units as of October 1, 2013 along with an update through year-end and concluded that the recorded value of goodwill was not impaired.

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

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2013 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Overview

The Corporation, headquartered in Hermitage, Pennsylvania, is a regional diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of December 31, 2013, the Corporation had 266 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 72 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2013.

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net income for 2013 was $117.8 million or $0.80 per diluted share compared to net income of $110.4 million or $0.79 per diluted share for 2012. The increase in net income is a result of an increase of $23.2 million in net interest income, combined with an increase of $4.5 million in non-interest income and a decrease of $0.2 million in the provision for loan losses, partially offset by a $19.6 million increase in non-interest expense. The results for 2013 were impacted by the ANNB and PVF acquisitions that closed on April 6, 2013 and October 12, 2013, respectively, and included a total of $8.2 million in merger costs, while the results for 2012 were impacted by the Parkvale acquisition that closed on January 1, 2012 and included $7.4 million in merger costs.

The Corporation’s return on average equity was 7.78% and its return on average assets was 0.93% for 2013, compared to 8.02% and 0.94%, respectively, for 2012. The Corporation’s return on average tangible equity was 16.19% and its return on average tangible assets was 1.04% for 2013, compared to 17.62% and 1.05%, respectively, for 2012.

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

The following tables summarize the Corporation’s non-GAAP financial measures for 2013 and 2012 derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

Year Ended December 31	2013	2012
Return on average tangible equity:
Net income	$117,804	$110,410
Amortization of intangibles, net of tax	5,465	5,801

	$123,269	$116,211

Average total stockholders’ equity	$1,514,471	$1,376,494
Less: Average intangibles	(752,894)	(717,031)

	$761,577	$659,463

Return on average tangible equity	16.19%	17.62%

Return on average tangible assets:
Net income	$117,804	$110,410
Amortization of intangibles, net of tax	5,465	5,801

	$123,269	$116,211

Average total assets	$12,640,685	$11,782,821
Less: Average intangibles	(752,894)	(717,031)

	$11,887,791	$11,065,790

Return on average tangible assets	1.04%	1.05%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2013			2012			2011
Assets	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Interest bearing deposits with banks	$57,605	$129	0.22%	$94,719	$210	0.22%	$118,731	$275	0.23%
Taxable investment securities (1)	2,125,001	43,551	2.00	2,031,289	47,161	2.27	1,555,939	42,061	2.65
Non-taxable investment securities (1) (2)	160,601	8,737	5.44	183,558	10,253	5.59	198,197	11,402	5.75
Residential mortgage loans held for sale	17,772	720	4.05	16,645	713	4.28	12,358	588	4.76
Loans (2) (3)	8,688,030	394,218	4.54	7,880,254	380,951	4.83	6,676,010	344,694	5.16

Total interest earning assets	11,049,009	447,355	4.05	10,206,465	439,288	4.30	8,561,235	399,020	4.66
Cash and due from banks	183,656			187,095			166,809
Allowance for loan losses	(109,050)			(103,590)			(109,754)
Premises and equipment	147,009			146,757			127,017
Other assets	1,370,061			1,346,094			1,125,857

	$12,640,685			$11,782,821			$9,871,164

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$3,844,865	5,825	0.15	$3,497,352	7,636	0.22	$2,889,720	9,912	0.34
Savings	1,358,386	656	0.05	1,194,071	1,124	0.09	945,673	1,683	0.18
Certificates and other time	2,489,129	22,960	0.92	2,691,597	33,753	1.25	2,278,133	41,940	1.84
Customer repurchase agreements	794,436	1,850	0.23	792,131	2,506	0.31	637,351	3,185	0.49
Other short-term borrowings	231,326	2,573	1.10	158,875	2,656	1.64	154,228	3,526	2.26
Long-term debt	103,772	3,115	3.00	90,652	3,492	3.85	200,158	6,403	3.20
Junior subordinated debt	199,296	7,365	3.70	203,471	7,888	3.88	203,950	7,968	3.91

Total interest bearing liabilities	9,021,210	44,344	0.49	8,628,149	59,055	0.68	7,309,213	74,617	1.02
Non-interest bearing demand	1,963,431			1,615,419			1,266,392
Other liabilities	141,573			162,759			113,618

	11,126,214			10,406,327			8,689,223
Stockholders’ equity	1,514,471			1,376,494			1,181,941

	$12,640,685			$11,782,821			$9,871,164

Excess of interest earning assets over interest bearing liabilities	$2,027,799			$1,578,316			$1,252,022

Net interest income (FTE)		403,011			380,233			324,403
Tax-equivalent adjustment		(6,969)			(7,382)			(7,895)

Net interest income		$396,042			$372,851			$316,508

Net interest spread			3.56%			3.62%			3.64%

Net interest margin (2)			3.65%			3.73%			3.79%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, customer repurchase agreements, short- and long-term borrowings and junior subordinated debt). In 2013, net interest income, which comprised 74.5% of net revenue (net interest income plus non-interest income) compared to 74.0% in 2012, was affected by the general level of interest rates, changes in interest rates and the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $22.8 million or 6.0% from $380.2 million for 2012 to $403.0 million for 2013. Average earning assets increased $842.5 million or 8.3% and average interest bearing liabilities increased $393.1 million or 4.6% from 2012 due to the acquisitions of ANNB and PVF, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.65% for 2013 compared to 3.73% for 2012 as loan yields declined faster than deposit rates primarily reflecting the acquisitions of ANNB and PVF as well as the impact of the current low interest rate environment. Additionally, 3 basis points of the narrowing of the net interest margin was attributable to a lower amount of accretable yield during 2013, compared to 6 basis points for 2012. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table provides certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volume and rates paid for interest bearing liabilities for the periods indicated (in thousands):

	2013 vs 2012			2012 vs 2011
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(82)	$1	$(81)	$(54)	$(11)	$(65)
Securities	(2,580)	(2,546)	(5,126)	11,701	(7,750)	3,951
Residential mortgage loans held for sale	47	(40)	7	189	(64)	125
Loans	38,957	(25,690)	13,267	57,654	(21,397)	36,257

	36,342	(28,275)	8,067	69,490	(29,222)	40,268

Interest Expense
Deposits:
Interest bearing demand	988	(2,799)	(1,811)	1,504	(3,780)	(2,276)
Savings	138	(606)	(468)	387	(946)	(559)
Certificates and other time	(2,378)	(8,415)	(10,793)	6,715	(14,902)	(8,187)
Customer repurchase agreements	7	(663)	(656)	665	(1,344)	(679)
Other short-term borrowings	54	(137)	(83)	(90)	(780)	(870)
Long-term debt	462	(839)	(377)	(4,024)	1,113	(2,911)
Junior subordinated debt	(160)	(363)	(523)	(19)	(61)	(80)

	(889)	(13,822)	(14,711)	5,138	(20,700)	(15,562)

Net Change	$37,231	$(14,453)	$22,778	$64,352	$(8,522)	$55,830

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $447.4 million for 2013 increased $8.1 million or 1.8% from 2012, primarily due to increased earning assets, partially offset by lower yields. Additionally, during 2013, the Corporation recognized $3.3 million in accretable yield as a result of better than expected cash flows on acquired portfolios compared to original estimates, which compares to $5.9 million for 2012. The increase in earning assets was primarily driven by an $807.8 million or 10.3% increase in average loans, including $498.9 million or 6.3% of organic growth, $190.1 million in average loans added in the ANNB acquisition and $118.7 million in average loans added in the PVF acquisition. The yield on earning assets decreased 25 basis points from 2012 to 4.05% for 2013, reflecting the decreases in market interest rates and competitive pressure and the above-mentioned changes in accretable yield.

Interest expense of $44.3 million for 2013 decreased $14.7 million or 24.9% from 2012 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 19 basis points to 0.49% during 2013, compared to 2012, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in deposits and customer repurchase agreements, which increased by $659.7 million or 6.7% for 2013 compared to 2012, including $238.3 million or 2.4% of organic growth, $263.1 million added in the ANNB acquisition and $158.3 million added in the PVF acquisition.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $31.1 million during 2013 decreased $0.2 million from 2012, primarily due to a decrease of $1.0 million in the provision for the originated portfolio, partially offset by an increase of $0.8 million in the provision for the acquired portfolio. During 2013, net charge-offs were $24.7 million, or 0.28% of average loans, compared to $27.6 million, or 0.35% of average loans, for 2012, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.17% and 1.28% at December 31, 2013 and 2012, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the ANNB and PVF acquisitions without a corresponding allowance for loan losses. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $135.8 million for 2013 increased $4.5 million or 3.4% from 2012. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges of $68.2 million for 2013 decreased $1.3 million or 1.9% from 2012, primarily due to a decrease of $4.4 million in interchange fees as the Corporation became subject to the rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Partially offsetting this decrease, overdraft fees increased $0.2 million and other service charges increased $2.9 million over this same period reflecting the impact of organic growth and the expanded customer base due to the ANNB and PVF acquisitions. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Act section included in the Item 1, “Business” section of this Report.

Trust fees of $16.8 million for 2013 increased $1.5 million or 9.9% from 2012, primarily driven by cross-selling efforts collaborating with internal business partners, added sales professionals and improved market conditions. The market value of assets under management increased $433.5 million or 15.7% to $3.2 billion over this same period as a result of organic growth and improved market conditions.

Insurance commissions and fees of $16.6 million for 2013 increased $0.2 million or 1.0% from 2012, primarily due to the implementation of revenue-enhancing strategies and initiatives.

Securities commissions of $11.3 million for 2013 increased $2.9 million or 34.4% from 2012 primarily due to positive results from new initiatives generating new customer relationships, combined with added sales professionals and improved market conditions.

Mortgage banking revenue, which is primarily derived from the gain on sale of loans, was $3.5 million for 2013 and decreased $0.7 million or 16.9% from 2012 due to an increase in the amortization of mortgage servicing rights. During 2013, the Corporation sold $243.8 million of residential mortgage loans, compared to $245.5 million for 2012, as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Gain on sale of securities of $0.8 million for 2013 increased $0.3 million from 2012 primarily due to increased volume of securities sold to reduce risk and improve positioning on the balance sheet.

Income from BOLI of $6.9 million for 2013 increased $0.4 million or 6.0% from 2012, primarily as a result of continued management actions designed to improve performance, along with additional policies acquired in the 2013 mergers.

Other non-interest income was $11.8 million for 2013 compared to $10.9 million for 2012. During 2013, the Corporation recognized a $1.9 million gain related to a debt extinguishment in which $15.0 million of the Corporation- issued TPS were repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. During 2013, the Corporation also recognized a $0.3 million gain on the sale of a former branch building. Additionally during 2013, the Corporation received $0.4 million more in dividends on non-marketable equity securities, recognized $1.0 million less in recoveries of impaired loans acquired in previous acquisitions and recorded $1.1 million less in fees earned through the its commercial loan interest rate swap program, which was impacted by a lower interest rate environment combined with the impact of the Dodd-Frank Act that restricts the eligibility of smaller commercial customers. During 2012, the Corporation recognized a $1.4 million gain on the sale of the former headquarters building of a previously acquired bank and a $1.7 million loss relating to expected losses on asset disposals related to branch consolidations.

Non-Interest Expense

Total non-interest expense of $338.2 million for 2013 increased $19.6 million or 6.1% from 2012. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from ANNB and PVF.

Salaries and employee benefits of $180.0 million for 2013 increased $11.8 million or 7.0% from 2012. This increase primarily relates to the ANNB and PVF acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2013, partially offset by the reduction of staff related to the branches consolidated in 2012.

Occupancy and equipment expense of $51.7 million for 2013 increased $4.8 million or 10.2% from 2012, primarily resulting from the ANNB and PVF acquisitions, combined with an increase in equipment depreciation expense due to upgrades to incorporate new technology, primarily relating to online and mobile banking upgrades.

Amortization of intangibles expense of $8.4 million for 2013 decreased $0.5 million or 5.8% from 2012 due to lower amortization expense due to accelerated amortization methods consistent with prior practices.

Outside services expense of $30.3 million for 2013 increased $2.2 million or 7.9% from 2012, primarily resulting from the ANNB and PVF acquisitions and costs related to compliance with new regulations, as the Corporation recognized increases of $1.4 million related to consulting fees, $0.3 million related to audits and exams and $1.4 million related to other outside services. These increases were partially offset by decreases of $1.0 million in legal expenses and $0.2 million in licenses, fees and dues.

FDIC insurance of $10.2 million for 2013 increased $2.1 million or 26.2% from 2012 primarily due to revised assessment methodologies, combined with an increased asset base resulting from the ANNB and PVF acquisitions and a higher assessment rate due to FNBPA exceeding $10.0 billion in total assets.

Supplies expense of $6.9 million for 2013 increased $0.4 million or 6.9% from 2012 resulting from the higher expenses associated with the ANNB and PVF locations.

State tax expense of $4.3 million for 2013 decreased $1.9 million or 30.9% from 2012, primarily due to utilizing state tax credits, along with corporate reorganization strategies.

Loan-related expense of $6.3 million for 2013 decreased $0.6 million or 17.3% from 2012, primarily due to lower expenses resulting from the reduction of the Florida commercial real estate loan portfolio.

OREO expense of $3.2 million for 2013 decreased slightly from $3.3 million for 2012, primarily due to lower costs associated with the Florida commercial real estate loan portfolio.

Telephone expense of $5.1 million for 2013 decreased $0.6 million or 11.1% from 2012, as the Corporation continues to focus on controlling expenses through the use of technology upgrades.

Advertising and promotional expense of $6.3 million for 2013 increased $1.4 million or 27.2% from 2012, primarily due to higher expenses associated with the ANNB and PVF acquisitions related to promotional efforts to support expansion in the metropolitan markets in Cleveland, Ohio and Baltimore, Maryland.

The Corporation recorded $8.2 million in merger-related costs associated with the ANNB and PVF acquisitions and the pending BCSB acquisition during 2013. Merger-related costs recorded during 2012 in conjunction with the Parkvale acquisition were $7.4 million.

Other non-interest expense decreased to $19.7 million for 2013 from $21.1 million for 2012. During 2013, the Corporation recognized a $2.2 million charge related to a debt extinguishment in which $115.0 million of the Corporation- issued TPS were redeemed and the related debt extinguished. This $115.0 million was redeemed with funds generated from the November 2013 capital raise, as the Corporation positions itself for Basel III implementation. Additionally during 2013, miscellaneous losses decreased $0.7 million due to lower fraud losses and business development expense increased $0.3 million. During 2012, the Corporation recorded $3.0 million in litigation costs to establish a settlement fund to resolve a class action matter.

Income Taxes

The Corporation’s income tax expense of $44.8 million for 2013 increased $1.0 million or 2.2% from 2012. The effective tax rate of 27.5% for 2013 decreased from 28.4% for 2012, reflecting the benefit of $1.4 million of tax credits realized on the prior year tax return. Both periods’ tax rates are lower than the 35.0% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net income for 2012 was $110.4 million or $0.79 per diluted share compared to net income of $87.0 million or $0.70 per diluted share for 2011. The increase in net income is a result of an increase of $56.3 million in net interest income, combined with an increase of $11.5 million in non-interest income and a decrease of $2.3 million in the provision for loan losses, partially offset by a $35.1 million increase in non-interest expense. The results for 2012 were impacted by merger costs totaling $7.4 million and the full-year effect of the Parkvale acquisition that closed on January 1, 2012.

The Corporation’s return on average equity was 8.02% and its return on average assets was 0.94% for 2012, an improvement compared to 7.36% and 0.88%, respectively, for 2011. The Corporation’s return on average tangible equity was 17.62% and its return on average tangible assets was 1.05% for 2012, both improvements from 15.74% and 0.99%, respectively, for 2012.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. In 2012, net interest income, which comprised 74.0% of net revenue compared to 72.6% in 2011, was affected by the general level of interest rates, changes in interest rates and the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

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

Interest income, on an FTE basis, of $439.3 million for 2012 increased $40.3 million or 10.1% from 2011, primarily due to increased earning assets resulting from a combination of organic growth and the Parkvale acquisition, partially offset by lower yields. Additionally, during 2012, the Corporation recognized $5.9 million in additional accretable yield as a result of improved cash flows on acquired loan portfolios compared to original estimates for both Comm Bancorp, Inc. (CBI), acquired on January 1, 2011, and Parkvale and $2.1 million in accretable yield relating to TPS. The increase in earning assets was primarily driven by a $1.2 billion or 18.1% increase in average loans. Loans acquired from Parkvale totaled $922.1 million on the acquisition date. The yield on earning assets decreased 36 basis points from 2011 to 4.30% for 2012, reflecting the decreases in market interest rates and competitive pressure along with the Parkvale acquired loans that carried lower yields than the Corporation’s existing loan portfolio.

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

Non-Interest Income

Total non-interest income of $131.3 million for 2012 increased $11.5 million or 9.6% from 2011. The variances in the individual non-interest income items are further explained in the following paragraphs.

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

Mortgage banking revenue of $4.2 million for 2012 increased $1.1 million or 33.9% from 2011 due to additional sales volume. For 2012, the Corporation sold $245.5 million of residential mortgage loans, compared to $167.3 million for 2011, as part of its ongoing strategy of generally selling 30-year residential mortgage loans.

Gains on sales of securities of $0.3 million for 2012 decreased from $3.7 million for 2011. During 2011, the Corporation recognized a $3.4 million gain relating to the sale of a $3.9 million U.S. government agency security and $83.7 million of mortgage-backed securities. These sales were made in conjunction with debt prepayments that were completed to better position the balance sheet.

Income from BOLI of $6.5 million for 2012 increased $1.3 million or 24.9% from 2011 as a result of policies acquired from Parkvale and management actions designed to improve performance.

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

Non-Interest Expense

Total non-interest expense of $318.6 million for 2012 increased $35.1 million or 12.4% from 2011. The variances in the individual non-interest expense items are further explained in the following paragraphs, with an overriding theme of the expense increases being primarily related to the branch offices and operations acquired from Parkvale.

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

Amortization of intangibles expense of $8.9 million for 2012 increased $1.9 million or 26.8% from 2011 due to additional intangible balances from the Parkvale acquisition.

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

Other non-interest expense increased to $21.1 million for 2012 from $17.2 million for 2011. During 2012, the Corporation recorded $3.0 million in litigation costs to establish a settlement fund to resolve a class action matter. The Corporation also recognized $0.5 million more in postage, primarily resulting from the Parkvale acquisition. Additionally, miscellaneous losses increased $0.5 million due to check losses, donations increased $0.5 million due to the timing of annual contributions to support corporate causes, insurance benefit expense increased $0.6 million as a result of an adjustment related to Regency and business development expense increased $0.4 million. During 2011, the Corporation recorded a charge of $3.3 million associated with the prepayment of certain higher-cost borrowings to better position the balance sheet.

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

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds can be acquired to help fund normal business operations, as well as to serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent at December 31, 2013 was $145.9 million compared to $114.7 million at December 31, 2012. Cash on hand increased during 2013 primarily as a result of the capital offering, raising net proceeds of $161.3 million by issuing preferred and common equity. This was offset as $115.0 million of Corporation-issued TPS were redeemed by the Corporation and $15.0 million of Corporation-issued TPS were repurchased at a discount by the Corporation, and the related debt extinguished. The $115.0 million redemption was completed in conjunction with the preferred and common capital raises during the fourth quarter of 2013. The $15.0 million repurchase was opportunistically purchased at auction in the second quarter and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the LCR and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.2 times at December 31, 2013 and 2.5 times at December 31, 2012. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 15.2 months at December 31, 2013 and 16.2 months at December 31, 2012. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes decreased $1.1 million or 0.5% during 2013 to $214.1 million at December 31, 2013.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Average transaction deposits and customer repurchase agreements organically grew $562.2 million, or 7.9% for 2013, and represent 76.4% of total deposits and customer repurchase agreements at December 31, 2013. Average total deposits and customer repurchase agreements organically increased $238.3 million or 2.4% for 2013 as the solid growth in lower cost, relationship-based accounts was offset by a continued planned decline in time deposits. Average time deposits declined $323.9 million or 12.0%, reflecting the plan to reduce these accounts due to the Corporation’s strong liquidity position and customers shifting to lower cost transactional products.

FNBPA had unused wholesale credit availability of $4.8 billion or 35.6% of bank assets at December 31, 2013 and $4.0 billion or 34.1% of bank assets at December 31, 2012. These sources include the availability to borrow from the Federal Home Loan Bank (FHLB), the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be sold to meet funding needs. These securities totaled $533.1 million, or 4.0% of total assets and $729.9 million, or 6.2% of total assets as of December 31, 2013 and 2012, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of December 31, 2013 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with the additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (1.1)% and 2.6% as of December 31, 2013 and 2012, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$264,538	$448,137	$573,025	$1,028,978	$2,314,678
Investments	41,327	53,253	80,041	186,616	361,237

	305,865	501,390	653,066	1,215,594	2,675,915
Liabilities
Non-maturity deposits	69,144	138,288	207,432	414,864	829,728
Time deposits	140,056	294,488	414,164	617,195	1,465,903
Borrowings	297,872	54,934	59,534	118,425	530,765

	507,072	487,710	681,130	1,150,484	2,826,396
Period Gap (Assets - Liabilities)	$(201,207)	$13,680	$(28,064)	$65,110	$(150,481)

Cumulative Gap	$(201,207)	$(187,527)	$(215,591)	$(150,481)

Cumulative Gap to Total Assets	(1.5)%	(1.4)%	(1.6)%	(1.1)%

In addition, the ALCO regularly monitors various liquidity ratios and stress scenarios of the Corporation’s liquidity position. The stress scenarios forecast that adequate funding will be available even under severe conditions. Management believes the Corporation has sufficient liquidity available to meet its normal operating and contingency funding cash needs.

Market Risk

Market risk refers to potential losses arising from changes in interest rates, foreign exchange rates, equity prices and commodity prices (also, for additional discussion of risks associated with changes in economic conditions and market rates, refer to the Risk Factors section included in Item 1A of this Report). The Corporation is primarily exposed to interest rate risk inherent in its lending and deposit-taking activities as a financial intermediary. To succeed in this capacity, the Corporation offers an extensive variety of financial products to meet the diverse needs of its customers. These products sometimes contribute to interest rate risk for the Corporation when product groups do not complement one another. For example, depositors may want short-term deposits while borrowers desire long-term loans.

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

The following repricing gap analysis (in thousands) as of December 31, 2013 compares the difference between the amount of interest earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$3,181,304	$947,159	$517,424	$874,247	$5,520,134
Investments	105,980	55,425	98,835	194,885	455,125

	3,287,284	1,002,584	616,259	1,069,132	5,975,259
Liabilities
Non-maturity deposits	2,372,986	—	—	—	2,372,986
Time deposits	147,878	296,106	414,755	617,629	1,476,368
Borrowings	1,096,709	44,491	11,620	22,596	1,175,416

	3,617,573	340,597	426,375	640,225	5,024,770
Off-balance sheet	(200,000)	—	—	—	(200,000)
Period Gap (assets – liabilities + off-balance sheet)	$(530,289)	$661,987	$189,884	$428,907	$750,489

Cumulative Gap	$(530,289)	$131,698	$321,582	$750,489

Cumulative Gap to Assets	(3.9)%	1.0%	2.4%	5.5%

The twelve-month cumulative repricing gap to total assets was 5.5% and 9.4% as of December 31, 2013 and 2012, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2013.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	December 31, 2013	December 31, 2012	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.5%	6.1%	n/a
+ 200 basis points	2.5%	4.7%	(5.0)%
+ 100 basis points	1.1%	2.5%	(5.0)%
– 100 basis points	(2.1)%	(2.8)%	(5.0)%

Economic value of equity:
+ 300 basis points	(2.5)%	4.5%	(25.0)%
+ 200 basis points	(1.5)%	4.5%	(15.0)%
+ 100 basis points	(0.5)%	3.3%	(10.0)%
– 100 basis points	(4.3)%	(10.2)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 2.5% at December 31, 2013 and 4.6% at December 31, 2012.

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

The ALCO utilized several tactics to manage the Corporation’s current interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 58.7% and 59.6% of total loans as of December 31, 2013 and 2012, respectively. This decrease was mainly due to the acquisitions of ANNB and PVF. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio to be slightly longer given the asset sensitive nature of its balance sheet. At December 31, 2013, the portfolio duration was 3.3 versus a 2.7 level at December 31, 2012. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. The commercial swaps currently total $827.3 million of notional principal, with $147.8 million in notional swap principal originated during 2013. The success of the aforementioned tactics has resulted in an asset-sensitive position. During the second and third quarters of 2013, long-term interest rates increased substantially causing cash flows from certain mortgage-related portfolios to lengthen, which contributed to a reduction in the asset-sensitive interest rate risk position during the fourth quarter of 2013. The addition of ANNB and PVF also contributed to the change in the interest rate risk position as well as a slight increase in the use of overnight borrowings. In order to manage the interest rate risk position and generate incremental earnings, between December 2012 and August 2013 the Corporation entered into four separate interest rate derivative agreements totaling $200.0 million of notional principal in swaps which pay a variable interest rate and receive a fixed interest rate. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

Risk Management

The Corporation’s Board of Directors recognizes that, as a financial institution, the Corporation takes on a certain amount of risk in every business decision, transaction and activity. The Corporation’s Board of Directors and management have identified six major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk and regulatory compliance risk. In its oversight role of the Corporation’s risk management function, the Board of Directors is mindful that risk management is not about eliminating risk, but rather is about identifying, accepting and managing risks so as to optimize total shareholder value, while balancing prudent business considerations and safety and soundness.

The Corporation supports its risk management process through a governance structure involving its Board of Directors and senior management. The Corporation’s Risk Committee helps ensure that business decisions in the organization are executed within its desired risk profile. The Risk Committee has the following oversight responsibilities:

•	identification, measurement, assessment and monitoring of enterprise-wide risk across the Corporation and its subsidiaries;
•	development of appropriate and meaningful risk metrics to use in connection with the oversight of the Corporation’s businesses and strategies;
•

review and assessment of the Corporation’s policies and practices to manage the Corporation’s credit, market, liquidity and operating risk (including technology, operational, compliance and fiduciary risks); and

•	identification and implementation of risk management best practices.

The Risk Committee serves as the primary point of contact between the Corporation’s Board of Directors and the FNBPA Risk Management Committee, which is the senior management level committee responsible for FNBPA’s risk management.

As noted above, the Corporation’s principal subsidiary, FNBPA, has a Risk Management Committee comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. The FNBPA Risk Management Committee reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise-wide risk profile of the Corporation and other significant risk management issues. The Corporation’s Chief Risk Officer is responsible for the design and implementation of the Corporation’s enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. FNBPA’s Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring FNBPA’s compliance with applicable laws and regulations. Further, the Corporation’s audit function performs an independent assessment of the Corporation’s internal control environment and plays an integral role in testing the operation of internal control systems and reporting findings to management and the Corporation’s Audit Committee. Both the Corporation’s Risk Committee and Audit Committee regularly report on risk-related matters to the Corporation’s Board of Directors. In addition, both the Corporation’s Risk Committee and FNBPA’s Risk Management Committee regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;
•

enables the Board of Directors to understand the businesses, investments and financial, accounting, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and
•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2013 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$7,592,159	$—	$—	$—	$7,592,159
Certificates and other time deposits	1,499,828	765,472	305,129	35,644	2,606,073
Operating leases	9,994	16,512	12,676	26,873	66,055
Long-term debt	28,546	98,432	13,522	34,28	143,928

	$9,130,527	$880,416	$331,327	$65,945	$10,408,215

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2013 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$2,617,006	$60,538	$72,336	$147,868	$2,897,748
Standby letters of credit	35,435	24,301	356	54,205	114,298

	$2,652,442	$84,839	$72,692	$202,073	$3,012,046

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

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The commercial real estate portfolio also includes run-off loans in Florida, which totaled $39.4 million or 0.4% of total loans at December 31, 2013, compared to $68.6 million or 0.8% of total loans at December 31, 2012. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $180.0 million or 1.9% of total loans at December 31, 2013, compared to $171.0 million or 2.1% of total loans at December 31, 2012. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

Following is a summary of loans (in thousands):

December 31	2013	2012	2011	2010	2009
Commercial real estate	$3,245,209	$2,707,046	$2,495,727	$2,256,400	$2,303,126
Commercial and industrial	1,881,474	1,602,314	1,363,692	1,081,592	931,612
Commercial leases	158,895	130,133	110,795	79,429	57,255

Commercial loans and leases	5,285,578	4,439,493	3,970,214	3,417,421	3,291,993
Direct installment	1,467,236	1,178,530	1,029,187	1,002,725	985,746
Residential mortgages	1,086,739	1,092,228	670,936	622,242	605,219
Indirect installment	655,587	582,037	540,789	514,369	527,818
Consumer lines of credit	965,771	805,494	607,280	493,881	408,469
Other	45,183	39,937	38,261	37,517	30,116

	$9,506,094	$8,137,719	$6,856,667	$6,088,155	$5,849,361

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

Additional information relating to originated and acquired loans is provided in the Loans and Allowance for Loan Losses footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Total loans increased $1,368.4 million or 16.8% to $9.5 billion at December 31, 2013, compared to $8.1 billion at December 31, 2012. This increase was due to a combination of $256.2 million and $512.6 million in loans from the ANNB and PVF acquisitions, respectively, and solid organic growth, particularly commercial loans and leases, direct installment and consumer lines of credit.

Total loans increased $1,281.1 million or 18.7% to $8.1 billion at December 31, 2012, compared to $6.9 billion at December 31, 2011. This increase was due to a combination of $919.5 million in loans from the Parkvale acquisition and solid organic growth, particularly in commercial loans and leases and consumer lines of credit.

Total loans increased $768.5 million or 12.6% to $6.9 billion at December 31, 2011, compared to $6.1 billion at December 31, 2010. This increase was due to a combination of $445.3 million in loans from the CBI acquisition and solid organic growth in all loan classes, particularly in commercial loans and leases and consumer lines of credit.

As of December 31, 2013, 43.1% of the commercial real estate loans were owner-occupied, while the remaining 56.9% were non-owner-occupied, compared to 46.5% and 53.5%, respectively, as of December 31, 2012. As of December 31, 2013 and 2012, the Corporation had commercial construction loans of $252.8 million and $190.2 million, respectively, representing 2.7% and 2.3% of total loans, respectively. As of December 31, 2013 and 2012, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2013 (in thousands):

	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$407,987	$1,867,981	$3,009,610	$5,285,578
Residential mortgages	5,857	30,931	1,049,951	1,086,739

	$413,844	$1,898,912	$4,059,561	$6,372,317

The total amount of loans due after one year includes $4.3 billion with floating or adjustable rates of interest and $1.6 billion with fixed rates of interest.

For additional information relating to lending activity, see the Loans and Allowance for Loan Losses footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

Following is a summary of non-performing assets (dollars in thousands):

December 31	2013	2012	2011	2010	2009
Non-accrual loans	$58,756	$66,004	$94,335	$115,589	$133,891
Troubled debt restructurings	18,698	14,876	11,893	19,705	11,624

Total non-performing loans	77,453	80,880	106,228	135,294	145,515
Other real estate owned (OREO)	40,681	35,257	34,719	32,702	21,367

Total non-performing loans and OREO	118,134	116,137	140,947	167,996	166,882
Non-performing investments	797	2,809	8,972	5,974	4,825

Total non-performing assets	$118,931	$118,946	$149,919	$173,970	$171,707

Non-performing loans/total loans	0.81%	0.99%	1.55%	2.22%	2.49%
Non-performing loans + OREO/total loans + OREO	1.24%	1.42%	2.05%	2.74%	2.84%
Non-performing assets/total assets	0.88%	0.99%	1.53%	1.94%	1.97%

During 2013, non-performing loans and OREO increased $2.0 million, from $116.1 million at December 31, 2012 to $118.1 million at December 31, 2013. This increase reflects increases of $3.8 million and $5.4 million in TDRs and OREO, respectively, partially offset by a decrease of $7.2 million in non-accrual loans. The increase in TDRs was primarily attributed to loans secured by residential mortgages. The increase in OREO was primarily due to the PVF acquisition. The decrease in non-accrual loans was primarily due to commercial real estate and other loans.

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

Following is a summary of non-performing loans, by class (in thousands):

December 31	2013	2012	2011	2010
Commercial real estate	$43,648	$48,483	$76,256	$98,557
Commercial and industrial	6,683	6,099	6,956	9,808
Commercial leases	734	965	1,084	970

Total commercial loans and leases	51,065	55,547	84,296	109,335
Direct installment	10,577	8,541	7,163	10,734
Residential mortgages	14,012	11,415	9,544	13,600
Indirect installment	1,202	1,131	979	820
Consumer lines of credit	597	746	746	805
Other	—	3,500	3,500	—

	$77,453	$80,880	$106,228	$135,294

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

TDRs that are accruing and performing include loans that the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. TDRs that are accruing and non-performing are comprised of loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate ability to collect the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses estimate. Additional information related to the Corporation’s TDRs is included in the Loans and Allowance for Loan Losses footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
December 31, 2013
Commercial real estate	$24	$2,688	$10,435	$13,147
Commercial and industrial	749	40	237	1,026
Commercial leases	—	—	—	—

Total commercial loans and leases	773	2,728	10,672	14,173
Direct installment	5,404	5,891	1,070	12,365
Residential mortgages	3,743	9,752	883	14,378
Indirect installment	—	142	80	22
Consumer lines of credit	300	185	—	485
Other	—	—	—	—

	$10,220	$18,698	$12,705	$41,623

December 31, 2012
Commercial real estate	$850	$588	$11,156	$12,594
Commercial and industrial	775	82	283	1,140
Commercial leases	—	—	—	—

Total commercial loans and leases	1,625	670	11,439	13,734
Direct installment	5,613	5,199	749	11,561
Residential mortgages	5,401	8,524	107	14,032
Indirect installment	—	92	90	182
Consumer lines of credit	20	391	—	411
Other	—	—	—	—

	$12,659	$14,876	$12,385	$39,920

December 31, 2011
Commercial real estate	$803	$—	$10,510	$11,313
Commercial and industrial	800	—	214	1,014
Commercial leases	—	—	—	—

Total commercial loans and leases	1,603	—	10,724	12,327
Direct installment	4,987	4,638	103	9,728
Residential mortgages	3,419	7,101	—	10,520
Indirect installment	—	61	—	61
Consumer lines of credit	122	93	—	215
Other	—	—	—	—

	$10,131	$11,893	$10,827	$32,851

December 31, 2010
Commercial real estate	—	$822	$19,333	$20,155
Commercial and industrial	—	819	39	858
Commercial leases	—	—	—	—

Total commercial loans and leases	—	1,641	19,372	21,013
Direct installment	—	7,449	100	7,549
Residential mortgages	—	10,328	155	10,483
Indirect installment	—	70	—	70
Consumer lines of credit	—	217	—	217
Other	—	—	—	—

	—	$19,705	$19,627	$39,332

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2013	2012	2011	2010	2009
Loans 90 days or more past due	$53,794	$43,291	$18,131	$8,634	$12,471
As a percentage of total loans	0.57%	0.53%	0.26%	0.14%	0.21%

The annual increases in loans 90 days or more past due and accruing were primarily the result of acquisitions. Acquired loans that are 90 days or more past due were considered to be accruing since the Corporation can reasonably estimate future cash flows and it expects to fully collect the carrying value of these loans. The acquired loans were discounted and marked to market with interest income recognized via accretion in accordance with GAAP.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs (in thousands):

December 31	2013	2012	2011	2010	2009
Gross interest income:
Per contractual terms	$9,221	$8,646	$13,540	$7,827	$8,788
Recorded during the year	559	369	351	337	364

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

Following is a summary of changes in the allowance for loan losses related to loans (dollars in thousands):

Year Ended December 31	2013	2012	2011	2010	2009
Balance at beginning of period	$104,374	$100,662	$106,120	$104,655	$104,730
Additions due to acquisitions	—	—	—	—	16
Charge-offs:
Commercial loans and leases	(11,021)	(17,295)	(25,227)	(30,315)	(52,850)
Direct installment	(9,059)	(7,875)	(8,874)	(10,431)	(8,907)
Residential mortgages	(1,345)	(1,050)	(1,261)	(1,387)	(1,288)
Indirect installment	(3,337)	(2,926)	(2,957)	(3,345)	(3,881)
Consumer lines of credit	(1,974)	(2,137)	(2,110)	(1,841)	(1,444)
Other	(965)	(1,039)	(1,194)	(1,270)	(1,297)
Purchased impaired loans	(299)	—	(208)	—	—
Other acquired loans	(2,530)	(254)	—	—	—

Total charge-offs	(30,530)	(32,576)	(41,831)	(48,589)	(69,667)
Recoveries:
Commercial loans and leases	4,086	2,682	1,037	808	912
Direct installment	931	942	876	1,015	1,024
Residential mortgages	162	194	67	99	69
Indirect installment	773	605	501	640	625
Consumer lines of credit	274	534	213	160	122
Other	—	14	31	9	22
Purchased impaired loans	—	—	7	—	—
Other acquired loans	(376)	315	—	—	—

Total recoveries	5,850	4,986	2,732	2,731	2,774
Net charge-offs	(24,680)	(27,590)	(39,099)	(45,858)	(66,893)
Provision for loan losses	31,090	31,302	33,641	47,323	66,802

Balance at end of period	$110,784	$104,374	$100,662	$106,120	$104,655

Net loan charge-offs/average loans	0.28%	0.35%	0.58%	0.77%	1.15%
Allowance for loan losses/total loans	1.17%	1.28%	1.47%	1.74%	1.79%
Allowance for loan losses/ non-performing loans	135.42%	123.88%	94.76%	78.44%	71.92%

The allowance for loan losses at December 31, 2013 increased $6.4 million or 6.1% from December 31, 2012 as the provision for loans losses for 2013 of $31.1 million covered net charge-offs of $24.7 million, with the remainder supporting loan growth and incurred losses in the originated loan and acquired portfolios.

The allowance for loan losses at December 31, 2012 increased $3.7 million or 3.7% from December 31, 2011 as the provision for loan losses for 2012 of $31.3 million exceeded net charge-offs of $27.6 million, with the remainder of the provision supporting loan growth. The allowance for loan losses at December 31, 2011 decreased $5.5 million or 5.1% from December 31, 2010 as net charge-offs for 2011 of $39.1 million exceeded the provision for loan losses of $33.6 million as a result of the Corporation utilizing previously established reserves. The allowance for loan losses at December 31, 2010 increased $1.5 million or 1.4% from December 31, 2009 as the provision for loan losses for 2010 of $47.3 million exceeded net charge-offs of $45.9 million.

The Corporation’s commercial portfolio experienced significant losses from 2009 through 2011 related to its Florida portfolio due to continued declines in the real estate values and unstable economic conditions in that market during that time. The Corporation continues to conduct annual independent third-party property appraisals on all Florida loans secured by vacant land or land development projects as part of its ongoing monitoring of the trends in the Florida real estate market. Throughout the year, management monitors the real estate values in Florida through financial statement review, the review of property appraisals and monitoring real estate transactions in the market, and charge-offs are taken on specific loans based on the updated valuations in the normal course of business. The commercial real estate portfolio in Florida totaled $39.4 million or 0.4% of total loans at December 31, 2013, compared to $68.6 million or 0.8% of total loans at December 31, 2012.

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

	Dec 31, 2013	% of Loans in each Category to Total Loans	Dec 31, 2012	% of Loans in each Category to Total Loans	Dec 31, 2011	% of Loans in each Category to Total Loans	Dec 31, 2010	% of Loans in each Category to Total Loans	Dec. 31, 2009	% of Loans in each Category to Total Loans
Commercial loans and leases	$67,054	48%	$68,403	51%	$70,315	58%	$75,676	56%	$74,934	56%
Direct installment	17,824	15	15,130	14	14,814	15	14,941	17	14,707	17
Residential mortgages	5,836	7	5,155	8	4,436	10	4,578	10	4,204	10
Indirect installment	6,409	7	5,449	7	5,503	8	5,941	8	6,204	9
Consumer lines of credit	7,231	9	6,057	9	5,448	9	4,743	8	4,176	7
Other	530	—	—	—	146	—	241	1	430	1

Total originated loans	104,884	86	100,194	89	100,662	100	106,120	100	104,655	100
Purchased credit- impaired loans	1,000	—	759	—	—	—	—	—	—	—
Other acquired loans	4,900	14	3,421	11	—	—	—	—	—	—

	$110,784	100%	$104,374	100%	$100,662	100%	$106,120	100%	$104,655	100%

During 2013, the allowance for loan losses allocated to residential mortgages and consumer loans (direct installment, indirect installment and consumer lines of credit) increased to support organic loan growth. Positive asset quality results in the commercial loan portfolio outpaced loan provisions for organic growth, resulting in the allowance for loan losses allocated to that portfolio to decrease. The amount of the allowance for loan losses related to acquired loans increased during the year primarily as a result of some deterioration in a few small business pools within the CBI and Parkvale portfolios.

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

Investment Activity

Investment activities serve to enhance net interest income while supporting interest rate sensitivity and liquidity positions. Securities purchased with the intent and ability to hold until maturity are categorized as securities held to maturity and carried at amortized cost. All other securities are categorized as securities available for sale and are recorded at fair value. Securities, like loans, are subject to similar interest rate and credit risk. In addition, by their nature, securities classified as available for sale are also subject to fair value risks that could negatively affect the level of liquidity available to the Corporation, as well as stockholders’ equity. A change in the value of securities held to maturity could also negatively affect the level of stockholders’ equity if there was a decline in the underlying creditworthiness of the issuers and an OTTI is deemed to have occurred or if there was a change in the Corporation’s intent and ability to hold the securities to maturity.

As of December 31, 2013, securities totaling $1.1 billion and $1.2 billion were classified as available for sale and held to maturity, respectively. During 2013, securities available for sale decreased by $33.0 million and securities held to maturity increased by $92.6 million from December 31, 2012. The Corporation classified certain securities acquired in conjunction with the Parkvale, ANNB and PVF acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which the acquisitions occurred. As of December 31, 2013 and 2012, the Corporation did not hold any trading securities.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2013 (dollars in thousands):

	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after ten years	$503	5.61%
Obligations of U.S. government-sponsored entities:
Maturing after one year but within five years	307,499	1.11
Maturing after five years but within ten years	63,528	1.42
Maturing after ten years	3,280	2.16
States of the U.S. and political subdivisions:
Maturing within one year	3,376	4.66
Maturing after one year but within five years	8,850	4.58
Maturing after five years but within ten years	64,704	5.39
Maturing after ten years	72,234	5.51
Collateralized debt obligations:
Maturing after ten years	31,595	9.78
Other debt securities:
Maturing after one year but within five years	10,150	3.30
Maturing after ten years	5,950	2.59
Residential mortgage-backed securities:
Agency mortgage-backed securities	879,562	2.58
Agency collateralized mortgage obligations	876,607	1.68
Non-agency collateralized mortgage obligations	8,614	4.43
Commercial mortgage-backed securities	2,241	3.75
Equity securities	2,126	4.77

Total	$2,340,819	2.31

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

Total deposits increased $1.1 billion to $10.2 billion at December 31, 2013, compared to December 31, 2012, primarily as a result of the ANNB and PVF acquisitions combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts). The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking, combined with higher balances being carried by existing customers.

Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), federal funds purchased and subordinated notes, increased $158.1 million to $1.2 billion at December 31, 2013, compared to $1.1 billion at December 31, 2012. This increase is primarily the result of increases of $33.9 million and $130.0 million in customer repurchase agreements and federal funds purchased, respectively, partially offset by a decrease of $5.8 million in other short-term borrowings. The increase in customer repurchase agreements is the result of the Corporation’s continued growth in new commercial client relationships.

Customer repurchase agreements are the largest component of short-term borrowings. The customer repurchase agreements, which have next day maturities, are sweep accounts utilized by larger commercial customers to earn interest on their funds. At December 31, 2013 and 2012, customer repurchase agreements represented 67.8% and 74.6%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to customer repurchase agreements (dollars in thousands):

At or For the Year Ended December 31	2013	2012	2011
Balance at year-end	$841,741	$807,820	$646,660
Maximum month-end balance	907,406	925,219	715,714
Average balance during year	794,436	792,131	637,351

Weighted average interest rates:
At year-end	0.23%	0.28%	0.39%
During the year	0.23	0.32	0.50

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. During November 2013, the Corporation issued 4,693,876 common shares and 4,435,080 Depositary Shares (representing a 1/40th interest in the Non-Cumulative Perpetual Preferred Stock, Series E) in public equity offerings under this registration statement. These equity offerings increased the Corporation’s capital by $161.3 million. The Corporation intends to use the proceeds from the offerings to proactively position itself for Basel III implementation, as discussed in the “Business” section of this Report, and to support future growth opportunities.

Capital management is a continuous process with capital plans and stress testing for the Corporation and FNBPA updated annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional preferred or common stock in order to maintain its well-capitalized status.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided in the Market Risk section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which is included in Item 7 of this Report, and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting

February 28, 2014

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

Management is responsible for establishing and maintaining effective internal control over financial reporting. Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (1992 framework). Based on that assessment, management concluded that, as of December 31, 2013, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control - Integrated Framework (1992 framework). Ernst & Young LLP, independent registered public accounting firm, has issued an audit report on the Corporation’s internal control over financial reporting.

F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the F.N.B. Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation’s internal controls over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, F.N.B. Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of F.N.B. Corporation and subsidiaries and our report dated February 28, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 28, 2014

F.N.B. Corporation and Subsidiaries

Consolidated Balance Sheets

Dollars in thousands, except par values

	December 31
	2013	2012
Assets
Cash and due from banks	$197,534	$216,233
Interest bearing deposits with banks	16,447	22,811

Cash and Cash Equivalents	213,981	239,044
Securities available for sale	1,141,650	1,172,683
Securities held to maturity (fair value of $1,189,563 and $1,143,213)	1,199,169	1,106,563
Residential mortgage loans held for sale	7,138	27,751
Loans, net of unearned income of $55,051 and $51,661	9,506,094	8,137,719
Allowance for loan losses	(110,784)	(104,374)

Net Loans	9,395,310	8,033,345
Premises and equipment, net	154,032	140,367
Goodwill	764,248	675,555
Core deposit and other intangible assets, net	47,608	37,851
Bank owned life insurance	289,402	246,088
Other assets	350,867	344,729

Total Assets	$13,563,405	$12,023,976

Liabilities
Deposits:
Non-interest bearing demand	$2,200,081	$1,738,195
Savings and NOW	5,392,078	4,808,121
Certificates and other time deposits	2,606,073	2,535,858

Total Deposits	10,198,232	9,082,174
Other liabilities	130,418	163,151
Short-term borrowings	1,241,239	1,083,138
Long-term debt	143,928	89,425
Junior subordinated debt	75,205	204,019

Total Liabilities	11,789,022	10,621,907
Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 20,000,000 shares
Issued – 110,877 and 0 shares	106,882	—
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 159,624,796 and 140,314,846 shares	1,592	1,398
Additional paid-in capital	1,608,117	1,376,601
Retained earnings	121,870	75,312
Accumulated other comprehensive loss	(56,924)	(46,224)
Treasury stock – 657,585 and 385,604 shares at cost	(7,154)	(5,018)

Total Stockholders’ Equity	1,774,383	1,402,069

Total Liabilities and Stockholders’ Equity	$13,563,405	$12,023,976

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Income

Dollars in thousands, except per share data

	Year Ended December 31
	2013	2012	2011
Interest Income
Loans, including fees	$390,983	$377,802	$341,268
Securities:
Taxable	43,504	46,839	41,956
Nontaxable	5,667	6,680	7,469
Dividends	103	375	157
Other	129	210	275

Total Interest Income	440,386	431,906	391,125
Interest Expense
Deposits	29,441	42,513	53,535
Short-term borrowings	4,423	5,162	6,711
Long-term debt	3,115	3,492	6,403
Junior subordinated debt	7,365	7,888	7,968

Total Interest Expense	44,344	59,055	74,617

Net Interest Income	396,042	372,851	316,508
Provision for loan losses	31,090	31,302	33,641

Net Interest Income After Provision for Loan Losses	364,952	341,549	282,867
Non-Interest Income
Impairment losses on securities	(27)	(626)	(895)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	414	829

Net impairment losses on securities	(27)	(212)	(66)
Service charges	68,221	69,546	61,358
Trust	16,751	15,239	14,782
Insurance commissions and fees	16,598	16,426	15,185
Securities commissions and fees	11,286	8,395	7,562
Bank owned life insurance	6,874	6,485	5,191
Mortgage banking	3,452	4,153	3,101
Gain on sale of securities	808	305	3,652
Other	11,815	10,915	8,965

Total Non-Interest Income	135,778	131,252	119,730
Non-Interest Expense
Salaries and employee benefits	179,971	168,219	149,817
Net occupancy	26,474	24,578	21,805
Equipment	25,214	22,320	19,033
Amortization of intangibles	8,407	8,924	7,040
Outside services	30,257	28,038	21,840
FDIC insurance	10,192	8,077	8,025
Supplies	6,887	6,441	4,938
State taxes	4,256	6,162	6,975
Telephone	5,063	5,697	4,957
Advertising and promotional	6,349	4,991	6,375
Loan related	3,945	3,363	5,353
Other real estate owned	3,215	3,268	5,218
Merger related	8,210	7,394	4,982
Other	19,730	21,146	17,188

Total Non-Interest Expense	338,170	318,618	283,546

Income Before Income Taxes	162,560	154,183	119,051
Income taxes	44,756	43,773	32,004

Net Income	117,804	110,410	87,047
Preferred stock dividends	—	—	—

Net Income Available to Common Stockholders	$117,804	$110,410	$87,047

Net Income per Common Share
Basic	$0.81	$0.79	$0.70

Diluted	$0.80	$0.79	$0.70

Cash Dividends Paid per Common Share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Dollars in thousands

	Year Ended December 31
	2013	2012	2011
Net income	$117,804	$110,410	$87,047
Other comprehensive loss:
Unrealized (losses) gains on securities:
Arising during the period, net of tax (benefit) expense of $(10,121), $2,760 and $1,467	(18,796)	5,125	2,725
Less: reclassification adjustment for gains included in net income, net of tax expense of $269, $216 and $1,257	(500)	(400)	(2,334)
Unrealized losses on derivative instruments, net of tax benefit of $3,454 and $92	(6,415)	(171)	—
Unrealized gains (losses) associated with pension and postretirement benefits, net of tax expense (benefit) of $8,083, $(3,031) and $(6,358)	15,011	(5,630)	(11,807)

Other comprehensive loss	(10,700)	(1,076)	(11,416)

Comprehensive income	$107,104	$109,334	$75,631

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Dollars in thousands

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2011	$—	$1,143	$1,094,713	$6,564	$(33,732)	$(2,564)	$1,066,124
Net income				87,047			87,047
Change in other comprehensive income (loss), net of tax					(11,416)		(11,416)
Common dividends declared: $0.48/share				(60,686)			(60,686)
Issuance of common stock		125	125,107			(854)	124,378
Restricted stock compensation			4,813				4,813
Tax expense of stock-based compensation			(61)				(61)

Balance at December 31, 2011	—	1,268	1,224,572	32,925	(45,148)	(3,418)	1,210,199
Net income				110,410			110,410
Change in other comprehensive income (loss), net of tax					(1,076)		(1,076)
Common dividends declared: $0.48/share				(67,646)			(67,646)
Issuance of common stock		130	147,885	(377)		(1,600)	146,038
Restricted stock compensation			3,758				3,758
Tax benefit of stock-based compensation			386				386

Balance at December 31, 2012	—	1,398	1,376,601	75,312	(46,224)	(5,018)	1,402,069
Net income				117,804			117,804
Change in other comprehensive income (loss), net of tax					(10,700)		(10,700)
Common dividends declared: $0.48/share				(71,246)			(71,246)
Issuance of preferred stock	106,882						106,882
Issuance of common stock		194	224,948			(2,136)	223,006
Restricted stock compensation			5,242				5,242
Tax benefit of stock-based compensation			1,326				1,326

Balance at December 31, 2013	$106,882	$1,592	$1,608,117	$121,870	$(56,924)	$(7,154)	$1,774,383

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Dollars in thousands

	Year Ended December 31
	2013	2012	2011
Operating Activities
Net income	$117,804	$110,410	$87,047
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	70,759	31,827	22,427
Provision for loan losses	31,090	31,302	33,641
Deferred tax expenses	15,291	29,251	7,063
Net securities gains	(808)	(305)	(3,652)
Other-than-temporary impairment losses on securities	27	212	66
Tax (benefit) expense of stock-based compensation	(1,326)	(386)	61
Loans originated for sale	(219,324)	(255,064)	(166,104)
Loans sold	243,782	245,474	167,298
Gain on sale of loans	(3,845)	(3,887)	(2,768)
Net change in:
Interest receivable	(1,675)	(1,569)	1,416
Interest payable	(2,173)	(3,925)	(1,602)
Trading securities	125,800	331,972	110,490
Bank owned life insurance	(3,598)	(6,130)	(842)
Other, net	14,280	34,848	34,989

Net cash flows provided by operating activities	386,084	544,030	289,530

Investing Activities
Net increase in loans	(683,559)	(409,590)	(412,462)
Securities available for sale:
Purchases	(375,222)	(924,747)	(429,831)
Sales	22,047	87,101	101,973
Maturities	345,528	450,064	431,219
Securities held to maturity:
Purchases	(373,136)	(526,252)	(243,461)
Sales	17,428	2,903	—
Maturities	285,765	340,401	262,307
Purchase of bank owned life insurance	(10,016)	(25,032)	(34)
Withdrawal/surrender of bank owned life insurance	—	20,891	—
Increase in premises and equipment	(14,882)	(12,780)	(17,115)
Net cash received in business combinations	141,637	203,538	23,374

Net cash flows used in investing activities	(644,410)	(793,503)	(284,030)

Financing Activities
Net change in:
Non-interest bearing deposits, savings, and NOW accounts	458,153	614,100	298,833
Time deposits	(312,242)	(337,822)	(196,520)
Short-term borrowings	143,703	218,904	72,580
Increase in long-term debt	92,583	40,315	52,827
Decrease in long-term debt	(113,967)	(197,568)	(166,144)
Decrease in junior subordinated debt	(134,021)	—	—
Net proceeds from issuance of preferred stock	106,882	—	—
Net proceeds from issuance of common stock	62,092	8,895	71,053
Tax benefit (expense) of stock-based compensation	1,326	386	(61)
Cash dividends paid	(71,246)	(67,646)	(60,686)

Net cash flows provided by financing activities	233,263	279,564	71,882

Net Increase (Decrease) in Cash and Cash Equivalents	(25,063)	30,091	77,382
Cash and cash equivalents at beginning of year	239,044	208,953	131,571

Cash and Cash Equivalents at End of Year	$213,981	$239,044	$208,953

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Dollars in thousands, except per share data

Nature of Operations

F.N.B. Corporation (the Corporation), headquartered in Hermitage, Pennsylvania, is a regional diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of December 31, 2013, the Corporation had 266 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 72 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2013.

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

Business Combinations

Business combinations are accounted for by applying the acquisition method in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. Under the acquisition method, identifiable assets acquired and liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date are measured at their fair values as of that date, and are recognized separately from goodwill. Results of operations of the acquired entities are included in the consolidated statement of income from the date of acquisition.

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

Securities are classified as trading securities when management intends to sell such securities in the near term and are carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation acquired securities in conjunction with acquisitions during 2013 and 2012 that the Corporation classified as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which each of the acquisitions occurred. As of December 31, 2013 and 2012, the Corporation did not hold any trading securities.

Securities held to maturity are comprised of debt securities, for which management has the positive intent and ability to hold such securities until their maturity. Such securities are carried at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities, and other-than-temporary impairment (OTTI), if any.

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

The Corporation performs its OTTI evaluation process in a consistent and systematic manner and includes an evaluation of all available evidence. Documentation of the process is as extensive as necessary to support a conclusion as to whether a decline in fair value below cost or amortized cost is temporary or other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached. In making these determinations for pooled trust preferred securities (TPS), the Corporation consults with third-party advisory firms to provide additional valuation assistance.

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

In addition, the Corporation enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. The Corporation seeks to minimize counterparty credit risk by entering into transactions with only high-quality institutions. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income.

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

The Corporation routinely issues commitments to make loans that it intends to sell. These commitments are considered derivatives. The Corporation also enters into commitments to sell loans to mitigate the risk that the market value of residential loans may decline between the time the rate commitment is issued to the customer and the time the Corporation contracts to sell the loan. These commitments and sales contracts are also derivatives. Both types of derivatives are recorded at fair value. Sales contracts and commitments to sell loans are not designated as hedges of the fair value of loans held for sale. Fair value adjustments related to derivatives are recorded in current period earnings as part of mortgage banking income.

Loans (Excluding Acquired Loans)

Loans the Corporation originates and intends to hold for the foreseeable future or until maturity or payoff are reported at their net book balances, net of any deferred origination fees or costs. Interest income on loans is computed over the term of the loans using the effective interest method. Loan origination fees and certain direct costs incurred to extend credit are deferred and amortized over the term of the loan or loan commitment period as an adjustment to the related loan yield.

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

The Corporation considers a loan impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. The impairment loss is measured by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral, less estimated selling costs, if the loan is collateral dependent. Acquired impaired loans are not classified as non-performing assets as the loans are considered to be performing under the provisions of ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality.

Restructured loans are those in which concessions of terms have been made as a result of deterioration in a borrower’s financial condition. In general, the modification or restructuring of a debt constitutes a troubled debt restructuring (TDR) if the Corporation for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that the Corporation would not otherwise consider under current market conditions. Debt restructurings or loan modifications for a borrower occur during the normal course of business and do not necessarily constitute TDRs. To designate a loan as a TDR, the presence of both borrower financial distress and a concession of terms must exist. Additionally, a loan designated as a TDR does not necessarily result in the automatic placement of the loan on non-accrual status. When the full collection of principal and interest is reasonably assured on a loan designated as a TDR and the borrower does not otherwise meet the criteria for non-accrual status, the Corporation will continue to accrue interest on the loan.

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

Acquired Loans

Acquired loans (impaired and non-impaired) are initially recorded at their acquisition-date fair values. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, default rates, loss severity, collateral values, discount rates, payment speeds, prepayment risk, and liquidity risk.

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

Any acquired loans that were not individually in the scope of ASC 310-30 because they didn’t meet the criteria above were pooled into groups of similar loans based on various factors including borrower type, loan purpose, and collateral type. For these pools, the Corporation used certain loan information, including outstanding principal balance, estimated expected losses, weighted average maturity, weighted average margin, and weighted average interest rate along with estimated prepayment rates, probability of default and loss given default to estimate the expected cash flow for each loan pool.

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

The Corporation performs a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated qualitative factors, the Corporation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, the Corporation concluded that no impairment existed at December 31, 2013. However, future events could cause the Corporation to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and results of operations.

Income Taxes

The Corporation files a consolidated federal income tax return. The provision for federal and state income taxes is based on income reported on the consolidated financial statements, rather than the amounts reported on the respective income tax returns. Deferred tax assets and liabilities are computed using tax rates expected to apply to taxable income in the years in which those assets and liabilities are expected to be realized. The effect on deferred tax assets and liabilities resulting from a change in tax rates is recognized as income or expense in the period that the change in tax rates is enacted.

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

Per Share Amounts

Earnings per common share is computed using net income available to common stockholders, which is net income adjusted for preferred stock dividends.

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding net of unvested shares of restricted stock.

Diluted earnings per common share is calculated by dividing net income available to common stockholders adjusted for interest expense on convertible debt by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, warrants and restricted shares, as calculated using the treasury stock method. Adjustments to net income available to common stockholders and the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

Pension Plans

The Corporation sponsors pension plans for its employees. The expense associated with the plans is calculated in accordance with ASC 715, Compensation – Retirement Benefits. The plans utilize assumptions and methods determined in accordance with ASC 715, including reflecting trust assets at their fair value for the qualified pension plans and recognizing the overfunded and underfunded status of the plans on its consolidated balance sheet. Gains and losses, prior service costs and credits are recognized in accumulated other comprehensive income, net of tax, until they are amortized, or immediately upon curtailment.

Stock Based Compensation

The Corporation accounts for its stock based compensation awards in accordance with ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards, including stock options and restricted stock, made to employees and directors.

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

2.    New Accounting Standards

Troubled Debt Restructurings

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to clarify when an in-substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and OREO recognized. This update requires a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The requirements of ASU 2014-04 are effective for reporting periods beginning after December 15, 2014. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, to revise the accounting for investments in qualified affordable housing projects. This update modifies the conditions that must be met to present the pretax effects and related tax benefits of such investments as a component of income taxes (“net” within income tax expense). It is expected that the new guidance will enable more investors to use a “net” presentation for investments in qualified affordable housing projects. Investors that do not qualify for “net” presentation under the new guidance will continue to account for such investments under the equity method or cost method, which results in losses recognized in pretax income and tax benefits recognized in income taxes (“gross” presentation of investment results). For investments that qualify for the “net” presentation of investment performance, the guidance introduces a “proportional amortization method” that can be elected to amortize the investment basis. If elected, the method is required for all eligible investments in qualified affordable housing projects. The requirements of ASU 2014-01 are effective for reporting periods beginning after December 15, 2014, with early adoption permitted. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Income Taxes

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, to provide guidance on the financial statement presentation of certain unrecognized tax benefits. An unrecognized tax benefit or a portion of an unrecognized tax benefit should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss or a tax credit carryforward with certain exceptions related to availability. The requirements of ASU 2013-11 are effective prospectively for reporting periods beginning after December 15, 2013, with early adoption permitted. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Derivatives and Hedging

In July 2013, the FASB issued ASU No. 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes, which establishes the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate, in addition to the U.S. Department of the Treasury (UST) and the London Interbank Offered Rate (LIBOR) swap rates, to provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated benchmark interest rate risk component under the hedge accounting guidance. The requirements of ASU 2013-10 were effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this update did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

Disclosures about Offsetting Assets and Liabilities

In January 2013, the FASB issued ASU No. 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities, that clarifies the scope of its previously issued guidance, limiting the disclosure requirements to derivative instruments, repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions to the extent that they are offset in the financial statements or subject to an enforceable master netting arrangement or similar agreement. The requirements of ASU 2013-01 were effective on January 1, 2013. The adoption of this update did not have a material effect on the financial statements, results of operations or liquidity of the Corporation.

3.    Mergers and Acquisitions

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. As of December 31, 2013, BCSB had $605,901 in assets, $326,258 in loans and $531,563 in deposits. The acquisition was valued at approximately $81,205 and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock. BCSB’s banking affiliate, Baltimore County Savings Bank, was merged into FNBPA on February 15, 2014. The Corporation will finalize its determination of the fair values of acquired assets and liabilities relating to the BCSB acquisition in 2014.

PVF Capital Corp.

On October 12, 2013, the Corporation completed its acquisition of PVF Capital Corp. (PVF), a savings and loan holding company based in Solon, Ohio. On the acquisition date, the estimated fair values of PVF included $738,486 in assets, $512,566 in loans and $627,046 in deposits. The acquisition was valued at $109,856 and resulted in the Corporation issuing 8,893,598 shares of its common stock in exchange for 26,119,398 shares of PVF common stock. The Corporation also acquired the outstanding stock options of PVF that became fully vested upon the acquisition. The assets and liabilities of PVF were recorded on the Corporation’s balance sheet at their preliminary estimated fair values as of October 12, 2013, the acquisition date, and PVF’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. PVF’s banking affiliate, Park View Federal Savings Bank, was merged into FNBPA on October 12, 2013. Based on a preliminary purchase price allocation, the Corporation recorded $51,284 in goodwill and $6,867 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

Annapolis Bancorp, Inc.

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, the estimated fair values of ANNB included $430,217 in assets, $256,199 in loans and $349,370 in deposits. The acquisition was valued at $56,300 and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. The Corporation also acquired the outstanding stock options of ANNB that became fully vested upon the acquisition. Additionally, the Corporation paid $609, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement. The assets and liabilities of ANNB were recorded on the Corporation’s balance sheet at their preliminary estimated fair values as of April 6, 2013, the acquisition date, and ANNB’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. ANNB’s banking affiliate, BankAnnapolis, was merged into FNBPA on April 6, 2013. In conjunction with the acquisition, a warrant issued by ANNB to the UST under the Capital Purchase Program (CPP) was assumed by the Corporation and converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant expires January 30, 2019 and has an exercise price of $3.57 per share. Based on a preliminary purchase price allocation, the Corporation has recorded $37,410 in goodwill and $3,775 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

Parkvale Financial Corporation

On January 1, 2012, the Corporation completed its acquisition of Parkvale Financial Corporation (Parkvale), a unitary savings and loan holding company based in Monroeville, Pennsylvania. On the acquisition date, the fair values of Parkvale included $1,743,885 in assets, $919,480 in loans and $1,525,253 in deposits. The acquisition was valued at $140,900 and resulted in the Corporation issuing 12,159,312 shares of its common stock in exchange for 5,582,846 shares of Parkvale common stock. The Corporation also acquired the outstanding stock options of Parkvale that became fully vested upon the acquisition. The assets and liabilities of Parkvale were recorded on the Corporation’s balance sheet at their fair values as of January 1, 2012, the acquisition date, and Parkvale’s results of operations have been included in the Corporation’s consolidated statements of income and comprehensive income since that date. Parkvale’s banking affiliate, Parkvale Bank, was merged into FNBPA on January 1, 2012. The warrant issued by Parkvale to the UST under the CPP was assumed by the Corporation and converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. The warrant expires December 23, 2018 and has an exercise price of $5.81. Based on the purchase price allocation, which was completed in the fourth quarter of 2012, the Corporation recorded $106,602 in goodwill and $16,033 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The following table summarizes the amounts recorded on the consolidated balance sheet as of each of the acquisition dates in conjunction with the Parkvale, ANNB and PVF acquisitions:

	Parkvale Financial Corporation	Annapolis Bancorp, Inc.	PVF Capital Corp.
Fair value of consideration paid:
Common stock issued, net of offering costs	$136,441	$54,065	$109,856
Warrant assumed	4,459	2,235	—

Total consideration paid	140,900	56,300	109,856
Fair value of identifiable assets acquired:
Cash and cash equivalents	203,538	41,986	99,650
Securities	486,186	99,309	47,258
Loans	919,480	256,199	512,566
Other intangible assets	16,033	3,775	15,288
Accrued income and other assets	118,648	28,948	63,724

Total identifiable assets acquired	1,743,885	430,217	738,486
Fair value of liabilities assumed:
Deposits	1,525,253	349,370	627,046
Borrowings	171,606	58,204	37,241
Accrued expenses and other liabilities	12,728	3,753	15,627

Total liabilities assumed	1,709,587	411,327	679,914
Fair value of net identifiable assets acquired	34,298	18,890	58,572

Goodwill recognized	$106,602	$37,410	$51,284

The following pro forma information for the year ended December 31, 2011 reflects the Corporation’s estimated consolidated results of operations as if the Parkvale acquisition occurred on January 1, 2011, unadjusted for potential cost savings:

Year Ended December 31	2011
Revenue (net interest income and non-interest income)	$486,818
Net income	96,299
Net income available to common stockholders	94,711
Earnings per common share – basic	0.69
Earnings per common share – diluted	0.69

Parkvale’s results of operations are included in the Corporation’s results for the entire years of 2013 and 2012. Pro forma information is not presented for 2013 or 2012 to reflect ANNB and PVF due to the immateriality of those acquisitions.

4.     Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
December 31, 2013
U.S. government-sponsored entities	$336,763	$126	$(5,904)	$330,985
Residential mortgage-backed securities:
Agency mortgage-backed securities	247,880	4,304	(1,303)	250,881
Agency collateralized mortgage obligations	511,098	895	(20,794)	491,199
Non-agency collateralized mortgage obligations	1,747	15	—	1,762
States of the U.S. and political subdivisions	16,842	410	(250)	17,002
Collateralized debt obligations	37,203	4,507	(10,115)	31,595
Other debt securities	16,505	524	(929)	16,100

Total debt securities	1,168,038	10,781	(39,295)	1,139,524
Equity securities	1,444	682	—	2,126

	$1,169,482	$11,463	$(39,295)	$1,141,650

December 31, 2012
U.S. government-sponsored entities	$352,910	$1,676	$(129)	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	267,575	7,575	—	275,150
Agency collateralized mortgage obligations	465,574	4,201	(228)	469,547
Non-agency collateralized mortgage obligations	2,679	50	—	2,729
States of the U.S. and political subdivisions	23,592	1,232	—	24,824
Collateralized debt obligations	34,765	967	(13,276)	22,456
Other debt securities	21,790	695	(972)	21,513

Total debt securities	1,168,885	16,396	(14,605)	1,170,676
Equity securities	1,554	462	(9)	2,007

	$1,170,439	$16,858	$(14,614)	$1,172,683

December 31, 2011
U.S. government-sponsored entities	$231,187	$642	$—	$231,829
Residential mortgage-backed securities:
Agency mortgage-backed securities	166,758	4,853	—	171,611
Agency collateralized mortgage obligations	181,493	2,236	—	183,729
Non-agency collateralized mortgage obligations	31	—	(1)	30
States of the U.S. and political subdivisions	38,509	1,841	—	40,350
Collateralized debt obligations	19,224	—	(13,226)	5,998
Other debt securities	6,863	—	(1,666)	5,197

Total debt securities	644,065	9,572	(14,893)	638,744
Equity securities	1,593	257	(23)	1,827

	$645,658	$9,829	$(14,916)	$640,571

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
December 31, 2013
U.S. Treasury	$503	$99	$—	$602
U.S. government-sponsored entities	43,322	180	(1,151)	42,351
Residential mortgage-backed securities:
Agency mortgage-backed securities	628,681	12,281	(6,032)	634,930
Agency collateralized mortgage obligations	385,408	764	(15,844)	370,328
Non-agency collateralized mortgage obligations	6,852	44	(4)	6,892
Commercial mortgage-backed securities	2,241	124	(37)	2,328
States of the U.S. and political subdivisions	132,162	1,992	(2,022)	132,132

	$1,199,169	$15,484	$(25,090)	$1,189,563

December 31, 2012
U.S. Treasury	$503	$188	$—	$691
U.S. government-sponsored entities	28,731	280	(99)	28,912
Residential mortgage-backed securities:
Agency mortgage-backed securities	780,022	28,783	(1)	808,804
Agency collateralized mortgage obligations	133,976	1,266	—	135,242
Non-agency collateralized mortgage obligations	14,082	130	—	14,212
Commercial mortgage-backed securities	1,024	39	—	1,063
States of the U.S. and political subdivisions	147,713	6,099	—	153,812
Collateralized debt obligations	512	—	(35)	477

	$1,106,563	$36,785	$(135)	$1,143,213

December 31, 2011
U.S. Treasury	$504	$185	$—	$689
U.S. government-sponsored entities	4,019	175	—	4,194
Residential mortgage-backed securities:
Agency mortgage-backed securities	683,100	28,722	—	711,822
Agency collateralized mortgage obligations	54,319	573	(11)	54,881
Non-agency collateralized mortgage obligations	24,348	143	(1,373)	23,118
States of the U.S. and political subdivisions	147,748	6,877	—	154,625
Collateralized debt obligations	1,592	—	(314)	1,278
Other debt securities	1,582	25	(181)	1,426

	$917,212	$36,700	$(1,879)	$952,033

Gross gains and gross losses were realized on securities as follows:

Year Ended December 31	2013	2012	2011
Gross gains	$1,200	$1,154	$3,848
Gross losses	(392)	(849)	(196)

	$808	$305	$3,652

The gross gains in the table above included $3,415 in 2011 relating to the sale of securities to better position the balance sheet. These sales included a $3,940 U.S. government agency security and $83,736 of mortgage backed securities.

As of December 31, 2013, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,376	$3,421
Due from one to five years	281,854	278,833	47,666	46,735
Due from five to ten years	79,155	77,071	51,161	51,798
Due after ten years	46,304	39,778	73,784	73,131

	407,313	395,682	175,987	175,085
Residential mortgage-backed securities:
Agency mortgage-backed securities	247,880	250,881	628,681	634,930
Agency collateralized mortgage obligations	511,098	491,199	385,408	370,328
Non-agency collateralized mortgage obligations	1,747	1,762	6,852	6,892
Commercial mortgage-backed securities	—	—	2,241	2,328
Equity securities	1,444	2,126	—	—

	$1,169,482	$1,141,650	$1,199,169	$1,189,563

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

At December 31, 2013 and 2012, securities with a carrying value of $909,548 and $725,450, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $860,279 and $795,812 at December 31, 2013 and 2012, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			Greater than 12 Months			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
December 31, 2013
U.S. government-sponsored entities	17	$232,962	$(5,904)	—	$—	$—	17	$232,962	$(5,904)
Residential mortgage-backed securities:
Agency mortgage-backed securities	9	108,284	(1,303)	—	—	—	9	108,284	(1,303)
Agency collateralized mortgage obligations	26	389,989	(18,644)	2	34,229	(2,150)	28	424,218	(20,794)
States of the U.S. and political subdivisions	2	3,022	(250)	—	—	—	2	3,022	(250)
Collateralized debt obligations	—	—	—	8	7,965	(10,115)	8	7,965	(10,115)
Other debt securities	—	—	—	4	5,950	(929)	4	5,950	(929)

	54	$734,257	$(26,101)	14	$48,144	$(13,194)	68	$782,401	$(39,295)

December 31, 2012
U.S. government-sponsored entities	3	$44,868	$(129)	—	$—	$—	3	$44,868	$(129)
Residential mortgage-backed securities:
Agency collateralized mortgage obligations	3	47,174	(228)	—	—	—	3	47,174	(228)
Collateralized debt obligations	7	8,708	(909)	9	5,532	(12,367)	16	14,240	(13,276)
Other debt securities	—	—	—	4	5,899	(972)	4	5,899	(972)
Equity securities	1	654	(9)	—	—	—	1	654	(9)

	14	$101,404	$(1,275)	13	$11,431	$(13,339)	27	$112,835	$(14,614)

	Less than 12 Months			Greater than 12 Months			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Held to Maturity:
December 31, 2013
U.S. government-sponsored entities	2	$24,513	$(530)	1	$14,378	$(621)	3	$38,891	$(1,151)
Residential mortgage-backed securities:
Agency mortgage-backed securities	24	308,864	(5,942)	1	1,296	(90)	25	310,160	(6,032)
Agency collateralized mortgage obligations	21	301,312	(15,844)	—	—	—	21	301,312	(15,844)
Non-agency collateralized mortgage obligations	3	2,010	(4)	—	—	—	3	2,010	(4)
Commercial mortgage-backed securities	1	984	(37)	—	—	—	1	984	(37)
States of the U.S. and political subdivisions	27	31,537	(2,022)	—	—	—	27	31,537	(2,022)

	78	$669,220	$(24,379)	2	$15,674	$(711)	80	$684,894	$(25,090)

December 31, 2012
U.S. government-sponsored entities	1	$14,901	$(99)	—	$—	$—	1	$14,901	$(99)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,424	(1)	—	—	—	1	1,424	(1)
Collateralized debt obligations	—	—	—	1	477	(35)	1	477	(35)

	2	$16,325	$(100)	1	$477	$(35)	3	$16,802	$(135)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on collateralized debt obligations (CDOs) relate to investments in TPS. The Corporation’s portfolio of TPS consists of single-issuer and pooled securities. The single-issuer securities are primarily from money-center and large regional banks and are included in other debt securities. The pooled securities consist of securities issued primarily by banks and thrifts, with some of the pools including a limited number of insurance companies. One of the pooled securities is covered by the Volcker Rule and regulatory guidance issued in January 2014 requires its disposal by July 2015. This security was acquired in the Parkvale acquisition and valued at fair value and is not subject to OTTI. Investments in pooled securities are all in mezzanine tranches except for two investments in senior tranches, and are secured by over-collateralization or default protection provided by subordinated tranches. The non-credit portion of unrealized losses on investments in TPS is attributable to illiquidity and the uncertainty affecting these markets, as well as changes in interest rates.

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

•	that institutions identified as possessing a higher probability of default would recover at a rate of 10% for banks and 15% for insurance companies;
•	that financial performance of the financial sector continues to be affected by the economic environment resulting in deferrals not curing and defaulting in the future;
•	whether the security is currently deferring interest; and
•	the external rating of the security and recent changes to its external rating.

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

The Corporation’s portfolio of TPS consists of 23 pooled issues, primarily obtained through acquisitions, and four single-issuer securities. Two of the pooled issues are senior tranches; the remaining 21 are mezzanine tranches. At December 31, 2013, the 23 pooled TPS had an estimated fair value of $31,595 while the single-issuer TPS had an estimated fair value of $5,950. The Corporation has concluded from the analysis performed at December 31, 2013 that it is probable that the Corporation will collect all contractual principal and interest payments on all of its single-issuer and pooled TPS sufficient to recover the amortized cost basis of the securities.

At December 31, 2013, all four single-issuer TPS are current in regards to their principal and interest payments. Of the 23 pooled TPS, three are accruing interest based on the coupon rate, 18 are accreting income based on future expected cash flows and the remaining two are on non-accrual status. Income of $3,338 and $2,831 was recognized on pooled TPS for 2013 and 2012, respectively. Included in the amount for 2012 was $34 recognized on pooled TPS which were sold during 2012.

The Corporation recognized net impairment losses on securities of $27 and $212 for 2013 and 2012, respectively, due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired.

The following table presents a summary of the cumulative credit-related OTTI charges recognized as components of earnings for securities for which a portion of an OTTI is recognized in other comprehensive income:

	Collateralized Debt Obligations	Residential Non-Agency CMOs	Equities	Total
For the Year Ended December 31, 2013
Beginning balance	$17,155	$212	$—	$17,367
Loss where impairment was not previously recognized	—	—	27	27
Additional loss where impairment was previously recognized	—	—	—	—
Reduction due to credit impaired securities sold	—	(212)	—	(212)

Ending balance	$17,155	$—	$27	$17,182

For the Year Ended December 31, 2012
Beginning balance	$18,369	$29	—	$18,398
Loss where impairment was not previously recognized	—	212	—	212
Additional loss where impairment was previously recognized	—	—	—	—
Reduction due to credit impaired securities sold	(1,214)	(29)	—	(1,243)

Ending balance	$17,155	$212	—	$17,367

TPS continue to experience price volatility as the secondary market for such securities remains limited to select non-regulated buyers. Write-downs, when required, are based on an individual security’s credit performance and its ability to make its contractual principal and interest payments. Should credit quality deteriorate to a greater extent than projected, it is possible that additional write-downs may be required. The Corporation monitors actual deferrals and defaults as well as expected future deferrals and defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further impairment. The Corporation evaluates its entire TPS portfolio each quarter to determine if additional write-downs are warranted.

The following table provides information relating to the Corporation’s TPS as of December 31, 2013:

Security	Class	Current Par Value	Amortized Cost	Fair Value	Unrealized Gain (Loss)	Lowest Credit Ratings	Number of Issuers Currently Performing	Actual Defaults (as a percent of original collateral)	Actual Deferrals (as a percent of original collateral)	Projected Recovery Rates on Current Deferrals (1)	Expected Defaults (%) (2)	Excess Subordination (as a percent of current collateral) (3)
Pooled TPS:
P1	C1	$5,500	$2,611	$1,567	$(1,044)	C	42	22	7	41	17	0.00
P2	C1	4,889	3,133	1,326	(1,807)	C	40	16	15	45	14	0.00
P3	C1	5,561	4,416	1,691	(2,725)	C	46	13	9	34	16	0.00
P4	C1	3,994	3,169	1,196	(1,973)	C	51	16	6	46	16	0.00
P5	B3	2,000	780	373	(407)	C	14	29	10	48	11	0.00
P6	B1	3,028	2,539	1,016	(1,523)	C	50	15	18	50	10	0.00
P7	C	5,048	864	1,453	589	C	38	14	19	38	13	0.00
P8	C	2,011	788	341	(447)	C	44	16	11	36	17	0.32
P9	A4L	2,000	645	456	(189)	C	25	16	10	37	11	0.00

Total OTTI		34,031	18,945	9,419	(9,526)		350	17	11	42	15

P10	C1	5,219	1,109	1,487	378	C	42	22	7	41	17	0.00
P11	A2A	5,000	2,240	2,384	144	B+	40	16	15	45	14	51.83
P12	C1	4,781	1,371	1,454	83	C	46	13	9	34	16	0.00
P13	C1	5,260	1,336	1,574	238	C	51	16	6	46	16	0.00
P14	C1	5,190	1,108	1,357	249	C	57	15	12	28	17	0.00
P15	C1	3,206	429	616	187	C	41	21	6	23	17	0.00
P16	C	3,339	678	775	97	C	37	17	9	31	14	0.00
P17	B	2,069	694	763	69	Ca	33	14	17	40	14	21.87
P18	B2	5,000	2,243	3,096	853	CCC	19	0	8	90	14	38.10
P19	B	4,080	976	1,498	522	C	44	16	11	36	17	15.00
P20	A1	3,279	1,977	2,107	103	BB-	46	21	6	42	15	55.16
P21	B	5,000	1,327	1,331	4	C	16	18	5	49	11	0.00
P22	C1	5,531	1,440	1,954	514	C	25	15	7	40	10	0.00
P23	C1	5,606	1,330	1,780	450	C	24	16	8	42	10	0.00

Total Not OTTI		62,560	18,258	22,176	3,918		521	16	9	41	15

Total Pooled TPS		$96,591	$37,203	$31,595	$(5,608)		871	16	10	41	15

Single Issuer TPS:
S1		$2,000	$1,955	$1,580	$(375)	BB	1
S2		2,000	1,925	1,630	(295)	BBB	1
S3		2,000	2,000	1,950	(50)	B+	1
S4		1,000	999	790	(209)	BB	1

Total Single Issuer TPS		$7,000	$6,879	$5,950	$(929)		4

Total TPS		$103,591	$44,082	$37,545	$(6,537)		875

(1)	Some current deferrals are expected to cure at rates varying from 10% to 90% after five years.
(2)	Expected future defaults as a percent of remaining performing collateral.
(3)	Excess subordination represents the additional defaults in excess of both current and projected defaults that the CDO can absorb before the bond experiences any credit impairment.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $149,164 as of December 31, 2013 is highly rated with an average entity-specific rating of AA and 99.2% of the portfolio rated A or better. General obligation bonds comprise 98.9% of the portfolio. Geographically, municipal bonds support the Corporation’s footprint as 79.0% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $1,001. In addition to the strong stand-alone ratings, 67.0% of the municipalities have purchased credit enhancement insurance to strengthen the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At December 31, 2013 and 2012, the Corporation’s FHLB stock totaled $23,636 and $24,560, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, along with quarterly cash dividends in 2013, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

6.    Loans and Allowance for Loan Losses

Following is a summary of loans, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans
December 31, 2013
Commercial real estate	$2,640,428	$604,781	$3,245,209
Commercial and industrial	1,761,668	119,806	1,881,474
Commercial leases	158,895	—	158,895

Total commercial loans and leases	4,560,991	724,587	5,285,578
Direct installment	1,387,995	79,241	1,467,236
Residential mortgages	678,227	408,512	1,086,739
Indirect installment	649,701	5,886	655,587
Consumer lines of credit	832,668	133,103	965,771
Other	45,183	—	45,183

	$8,154,765	$1,351,329	$9,506,094

December 31, 2012
Commercial real estate	$2,448,471	$258,575	$2,707,046
Commercial and industrial	1,555,301	47,013	1,602,314
Commercial leases	130,133	—	130,133

Total commercial loans and leases	4,133,905	305,588	4,439,493
Direct installment	1,108,865	69,665	1,178,530
Residential mortgages	653,826	438,402	1,092,228
Indirect installment	568,324	13,713	582,037
Consumer lines of credit	732,534	72,960	805,494
Other	39,937	—	39,937

	$7,237,391	$900,328	$8,137,719

The carrying amount of acquired loans at December 31, 2013 totaled $1,345,429, including purchased credit-impaired (PCI) loans with a carrying amount of $21,192, while the carrying amount of acquired loans at December 31, 2012 totaled $896,148, including PCI loans with a carrying amount of $15,864. The outstanding contractual balance receivable of acquired loans at December 31, 2013 totaled $1,449,227, including PCI loans with an outstanding contractual balance receivable of $56,500, while the outstanding contractual balance receivable of acquired loans at December 31, 2012 totaled $949,862, including PCI loans with an outstanding contractual balance receivable of $41,134.

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

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The commercial real estate portfolio also includes run-off loans in Florida, which totaled $39,379 or

0.4% of total loans at December 31, 2013, compared to $68,627 or 0.8% of total loans at December 31, 2012. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $179,970 or 1.9% of total loans at December 31, 2013, compared to $170,999 or 2.1% of total loans at December 31, 2012. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of December 31, 2013, 43.1% of the commercial real estate loans were owner-occupied, while the remaining 56.9% were non-owner-occupied, compared to 46.5% and 53.5%, respectively, as of December 31, 2012. As of December 31, 2013 and 2012, the Corporation had commercial construction loans of $252,842 and $190,206, respectively, representing 2.7% and 2.3% of total loans, respectively. As of December 31, 2013 and 2012, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

The Corporation has extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection. Following is an analysis of these loans to related parties:

Total loans at December 31, 2012	$74,096
New loans	3,210
Repayments	(7,749)
Other	(25,334)

Total loans at December 31, 2013	$44,223

Other represents the net change in loan balances resulting from changes in related parties during 2013.

ASC 310-30 Loans

All loans acquired in the PVF, ANNB and Parkvale acquisitions, except for revolving loans, are accounted for in accordance with ASC 310-30. Revolving loans are accounted for under ASC 310-20. The Corporation’s allowance for loan losses for acquired loans reflects only those losses incurred after acquisition.

The following table reflects amounts at acquisition for all purchased loans subject to ASC310-30 (impaired and non-impaired) acquired from PVF and ANNB in 2013 and Parkvale in 2012:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from PVF and ANNB in 2013
Contractually required cash flows at acquisition	$40,972	$796,114	$837,086
Non-accretable difference (expected losses and foregone interest)	(23,207)	(52,992)	(76,199)

Cash flows expected to be collected at acquisition	17,765	743,122	760,887
Accretable yield	(2,505)	(112,847)	(115,352)

Basis in acquired loans at acquisition	$15,260	$630,275	$645,535

Acquired from Parkvale in 2012
Contractually required cash flows at acquisition	$12,224	$1,327,342	$1,339,566
Non-accretable difference (expected losses and foregone interest)	(6,070)	(214,541)	(220,611)

Cash flows expected to be collected at acquisition	6,154	1,112,801	1,118,955
Accretable yield	(589)	(293,594)	(294,183)

Basis in acquired loans at acquisition	$5,565	$819,207	$824,772

The following table provides a summary of change in accretable yield for all acquired loans:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Year Ended December 31, 2013
Balance at beginning of period	$778	$253,375	$254,153
Acquisitions	2,505	112,847	115,352
Reduction due to unexpected early payoffs	—	(42,582)	(42,582)
Reclass from non-accretable difference	8,097	8,296	16,393
Disposals/transfers	(368)	(224)	(592)
Accretion	(3,556)	(33,522)	(37,078)

Balance at end of period	$7,456	$298,190	$305,646

Year Ended December 31, 2012
Balance at beginning of period	$2,477	$49,229	$51,706
Acquisitions	589	293,594	294,183
Reduction due to unexpected early payoffs	—	(57,840)	(57,840)
Reclass from non-accretable difference	3,539	10,915	14,454
Disposals/transfers	(49)	(615)	(664)
Accretion	(5,778)	(41,908)	(47,686)

Balance at end of period	$778	$253,375	$254,153

Purchased Credit-Impaired Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans identified in the Corporation’s acquisition of PVF:

	At Acquisition	December 31, 2013
Outstanding balance	$29,811	$29,642
Carrying amount	11,412	11,063
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	—
Allowance reduction recognized since acquisition	n/a	—

Following is information about PCI loans identified in the Corporation’s acquisition of ANNB:

	At Acquisition	December 31, 2013
Outstanding balance	$12,220	$5,580
Carrying amount	3,848	2,308
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	31
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Outstanding Balance	Non-Accretable Difference	Expected Cash Flows	Accretable Yield	Recorded Investment
For the Year Ended December 31, 2013
Balance at beginning of period	$41,134	$(23,733)	$17,401	$(778)	$16,623
Acquisitions	42,031	(24,266)	17,765	(2,505)	15,260
Accretion	—	—	—	3,556	3,556
Payments received	(10,670)	1,345	(9,325)	—	(9,325)
Reclass from non-accretable difference	—	8,097	8,097	(8,097)	—
Disposals/transfers	(18,695)	14,405	(4,290)	368	(3,922)
Contractual interest	2,700	(2,700)	—	—	—

Balance at end of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192

For the Year Ended December 31, 2012
Balance at beginning of period	$51,693	$(33,377)	$18,316	$(2,477)	$15,839
Acquisitions	9,135	(2,981)	6,154	(589)	5,565
Accretion	—	—	—	5,778	5,778
Payments received	(9,556)	—	(9,556)	—	(9,556)
Reclass from non-accretable difference	—	3,539	3,539	(3,539)	—
Disposals/transfers	(12,494)	11,442	(1,052)	49	(1,003)
Contractual interest	2,356	(2,356)	—	—	—

Balance at end of period	$41,134	$(23,733)	$17,401	$(778)	$16,623

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

Following is a summary of non-performing assets:

December 31	2013	2012
Non-accrual loans	$58,755	$66,004
Troubled debt restructurings	18,698	14,876

Total non-performing loans	77,453	80,880
Other real estate owned (OREO)	40,681	35,257

Total non-performing loans and OREO	118,134	116,137
Non-performing investments	797	2,809

Total non-performing assets	$118,931	$118,946

Asset quality ratios:
Non-performing loans as a percent of total loans	0.81%	0.99%
Non-performing loans + OREO as a percent of total loans + OREO	1.24%	1.42%
Non-performing assets as a percent of total assets	0.88%	0.99%

The following tables provide an analysis of the aging of loans by class segregated by loans originated and loans acquired:

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
Originated loans:
December 31, 2013
Commercial real estate	$5,428	$252	$40,960	$46,640	$2,593,788	$2,640,428
Commercial and industrial	2,066	8	6,643	8,717	1,752,951	1,761,668
Commercial leases	714	—	734	1,448	157,447	158,895

Total commercial loans and leases	8,208	260	48,337	56,805	4,504,186	4,560,991
Direct installment	9,038	3,753	4,686	17,477	1,370,518	1,387,995
Residential mortgages	12,681	2,401	4,260	19,342	658,885	678,227
Indirect installment	5,653	471	1,060	7,184	642,517	649,701
Consumer lines of credit	1,737	1,076	412	3,225	829,443	832,668
Other	25	10	—	35	45,148	45,183

	$37,342	$7,971	$58,755	$104,068	$8,050,697	$8,154,765

December 31, 2012
Commercial real estate	$5,786	$533	$47,895	$54,214	$2,394,257	$2,448,471
Commercial and industrial	7,310	456	6,017	13,783	1,541,518	1,555,301
Commercial leases	1,671	—	965	2,636	127,497	130,133

Total commercial loans and leases	14,767	989	54,877	70,633	4,063,272	4,133,905
Direct installment	8,834	2,717	3,342	14,893	1,093,972	1,108,865
Residential mortgages	15,821	2,365	2,891	21,077	632,749	653,826
Indirect installment	5,114	374	1,039	6,527	561,797	568,324
Consumer lines of credit	1,633	247	355	2,235	730,299	732,534
Other	36	15	3,500	3,551	36,386	39,937

	$46,205	$6,707	$66,004	$118,916	$7,118,475	$7,237,391

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)(2)	Current	Discount	Total Loans
Acquired Loans:
December 31, 2013
Commercial real estate	$13,637	$20,668	—	$34,305	$619,197	$(48,721)	$604,781
Commercial and industrial	1,860	1,899	—	3,759	124,415	(8,368)	119,806
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	15,497	22,567	—	38,064	743,612	(57,089)	724,587
Direct installment	1,447	1,178	—	2,625	74,917	1,699	79,241
Residential mortgages	11,464	19,298	—	30,762	412,704	(34,954)	408,512
Indirect installment	205	31	—	236	6,267	(617)	5,886
Consumer lines of credit	1,592	2,749	—	4,341	135,699	(6,937)	133,103
Other	—	—	—	—	—	—	—

	$30,205	$45,823	—	$76,028	$1,373,199	$(97,898)	$1,351,329

December 31, 2012
Commercial real estate	$6,829	$13,597	—	$20,426	$250,116	$(11,967)	$258,575
Commercial and industrial	1,653	138	—	1,791	47,351	(2,129)	47,013
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	8,482	13,735	—	22,217	297,467	(14,096)	305,588
Direct installment	1,454	947	—	2,401	63,502	3,762	69,665
Residential mortgages	12,137	21,069	—	33,206	439,620	(34,424)	438,402
Indirect installment	347	56	—	403	14,089	(779)	13,713
Consumer lines of credit	379	778	—	1,157	75,800	(3,997)	72,960
Other	—	—	—	—	—	—	—

	$22,799	$36,585	—	$59,384	$890,478	$(49,534)	$900,328

(1)	Past due information for loans acquired is based on the contractual balance outstanding at December 31, 2013 and December 31, 2012.

(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans by credit quality category segregated by loans originated and loans acquired as of December 31, 2013.

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans:
December 31, 2013
Commercial real estate	$2,476,988	$56,140	$106,599	$701	$2,640,428
Commercial and industrial	1,611,530	97,675	52,322	141	1,761,668
Commercial leases	155,991	1,945	959	—	158,895

	$4,244,509	$155,760	$159,880	$842	$4,560,991

December 31, 2012
Commercial real estate	$2,282,139	$57,938	$106,258	$2,136	$2,448,471
Commercial and industrial	1,472,598	32,227	49,814	662	1,555,301
Commercial leases	126,283	243	3,607	—	130,133

	$3,881,020	$90,408	$159,679	$2,798	$4,133,905

Acquired Loans:
December 31, 2013
Commercial real estate	$442,604	$74,315	$85,086	$2,776	$604,781
Commercial and industrial	100,743	6,182	12,866	15	119,806
Commercial leases	—	—	—	—	—

	$543,347	$80,497	$97,952	$2,791	$724,587

December 31, 2012
Commercial real estate	$204,300	$14,713	$39,093	$469	$258,575
Commercial and industrial	39,596	3,611	3,804	2	47,013
Commercial leases	—	—	—	—	—

	$243,896	$18,324	$42,897	$471	$305,588

Credit quality information for acquired loans is based on the contractual balance outstanding at December 31, 2013 and 2012. The increase in acquired loans in 2013 relates to the PVF and ANNB acquisitions on October 12, 2013 and April 6, 2013, respectively.

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer and other loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
December 31, 2013
Direct installment	$1,377,418	$10,577	$1,387,995
Residential mortgages	664,214	14,013	678,227
Indirect installment	648,499	1,202	649,701
Consumer lines of credit	832,071	597	832,668
Other	45,183	—	45,183

December 31, 2012
Direct installment	$1,100,324	$8,541	$1,108,865
Residential mortgages	642,406	11,420	653,826
Indirect installment	567,192	1,132	568,324
Consumer lines of credit	731,788	746	732,534
Other	36,437	3,500	39,937

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

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

At or For the Year Ended December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no specific allowance recorded:
Commercial real estate	$40,472	$62,034	$—	$37,376
Commercial and industrial	7,301	8,669	—	8,304
Commercial leases	734	734	—	758

Total commercial loans and leases	48,507	71,437	—	46,438
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	3,603	3,818	701	14,379
Commercial and industrial	122	130	123	126
Commercial leases	—	—	—	—

Total commercial loans and leases	3,725	3,948	824	14,505
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	44,075	65,852	701	51,755
Commercial and industrial	7,423	8,799	123	8,430
Commercial leases	734	734	—	758

Total commercial loans and leases	52,232	75,385	824	60,943
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—

At or For the Year Ended December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no specific allowance recorded:
Commercial real estate	$37,119	$50,234	$—	$36,426
Commercial and industrial	7,074	9,597	—	6,992
Commercial leases	965	—	—	1,053

Total commercial loans and leases	45,158	59,831	—	44,471
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500
With a specific allowance recorded:
Commercial real estate	12,623	21,877	2,136	14,522
Commercial and industrial	590	590	590	592
Commercial leases	—	—	—	—

Total commercial loans and leases	13,213	22,467	2,726	15,114
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	49,742	72,111	2,136	50,948
Commercial and industrial	7,664	10,187	590	7,584
Commercial leases	965	—	—	1,053

Total commercial loans and leases	58,371	82,298	2,726	59,585
Direct installment	8,541	8,693	—	6,443
Residential mortgages	11,414	11,223	—	9,059
Indirect installment	1,132	2,381	—	1,133
Consumer lines of credit	746	792	—	591
Other	3,500	3,500	—	3,500

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans with a recorded investment of $22,192 at December 31, 2013 and $16,623 at December 31, 2012. These tables do not reflect the additional allowance for loan losses relating to acquired loans in the following pools and categories: commercial real estate of $3,093; commercial and industrial of $786; direct installment of $727; residential mortgages of $970; and indirect installment of $324, totaling $5,900 at December 31, 2013 and commercial real estate of $1,955; commercial and industrial of $1,140; direct installment of $657; residential mortgages of $69; and indirect installment of $359, totaling $4,180 at December 31, 2012.

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

Following is a summary of the composition of total TDRs:

December 31	2013	2012
Accruing:
Performing	$10,220	$12,659
Non-performing	18,698	14,876
Non-accrual	12,705	12,385

	$41,623	$39,920

TDRs that are accruing and performing include loans that the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During 2013, the Corporation returned to performing status $2,952 in restructured loans, a majority of which were secured by residential mortgages, after these borrowers consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of both consumer and commercial loans that have not yet demonstrated a full six month repayment cycle based upon the modified terms though it is still expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest under their modified terms, and could result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $561 and $41 at December 31, 2013 and December 31, 2012, respectively, and pooled reserves for individual loans under $500 of $193 and $297 for those same periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,005 and $1,455 at December 31, 2013 and 2012, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

Year Ended December 31	2013			2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	10	$4,439	$3,588	21	$4,067	$4,505
Commercial and industrial	—	—	—	8	389	257
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	10	4,439	3,588	29	4,456	4,762
Direct installment	409	4,198	3,971	362	3,876	3,763
Residential mortgages	54	2,464	2,366	56	2,232	2,814
Indirect installment	28	117	107	31	169	151
Consumer lines of credit	19	148	143	20	214	315
Other	—	—	—	—	—	—

	520	$11,366	$10,175	498	$10,947	$11,805

Following is a summary of TDRs, by class of loans, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

Year Ended December 31	2013		2012
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial real estate	1	$737	—	$—
Commercial and industrial	1	12	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	2	749	—	—
Direct installment	76	380	38	249
Residential mortgages	7	303	5	229
Indirect installment	6	36	3	5
Consumer lines of credit	1	85	—	—
Other	—	—	—	—

	92	$1,553	46	$483

(1)	The recorded investment is as of period end.

Allowance for Loan Losses

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Year
Year Ended December 31, 2013
Commercial real estate	$34,810	$(5,465)	$1,799	$(3,666)	$1,404	$32,548
Commercial and industrial	31,849	(5,124)	2,108	(3,016)	3,770	32,603
Commercial leases	1,744	(432)	179	(253)	412	1,903

Total commercial loans and leases	68,403	(11,021)	4,086	(6,935)	5,586	67,054
Direct installment	15,130	(9,059)	931	(8,128)	10,822	17,824
Residential mortgages	5,155	(1,345)	162	(1,183)	1,864	5,836
Indirect installment	5,449	(3,337)	773	(2,564)	3,524	6,409
Consumer lines of credit	6,057	(1,974)	274	(1,700)	2,874	7,231
Other	—	(965)	—	(965)	1,495	530

Total allowance on originated loans	100,194	(27,701)	6,226	(21,475)	26,165	104,884

Purchased credit-impaired loans	759	(299)	—	(299)	540	1,000
Other acquired loans	3,421	(2,530)	(376)	(2,906)	4,385	4,900

Total allowance on acquired loans	4,180	(2,829)	(376)	(3,205)	4,925	5,900

Total allowance	$104,374	$(30,530)	$5,850	$(24,680)	$31,090	$110,784

Year Ended December 31, 2012
Commercial real estate	$43,283	$(8,688)	$1,765	$(6,923)	$(1,550)	$34,810
Commercial and industrial	25,476	(8,098)	693	(7,405)	13,778	31,849
Commercial leases	1,556	(509)	224	(285)	473	1,744

Total commercial loans and leases	70,315	(17,295)	2,682	(14,613)	12,701	68,403
Direct installment	14,814	(7,875)	942	(6,933)	7,249	15,130
Residential mortgages	4,437	(1,050)	194	(856)	1,574	5,155
Indirect installment	5,503	(2,926)	605	(2,321)	2,267	5,449
Consumer lines of credit	5,447	(2,137)	234	(1,903)	2,513	6,057
Other	146	(1,039)	14	(1,025)	879	—

Total allowance on originated loans	100,662	(32,322)	4,671	(27,651)	27,183	100,194

Purchased credit-impaired loans	—	—	—	—	759	759
Other acquired loans	—	(254)	315	61	3,360	3,421

Total allowance on acquired loans	—	(254)	315	61	4,119	4,180

Total allowance	$100,662	$(32,576)	$4,986	$(27,590)	$31,302	$104,374

Year Ended December 31, 2011
Commercial real estate	$49,924	$(21,018)	$594	$(20,424)	$13,783	$43,283
Commercial and industrial	24,682	(3,642)	368	(3,274)	4,068	25,476
Commercial leases	1,070	(567)	75	(492)	978	1,556

Total commercial loans and leases	75,676	(25,227)	1,037	(24,190)	18,829	70,315
Direct installment	14,941	(8,874)	876	(7,998)	7,871	14,814
Residential mortgages	4,578	(1,261)	67	(1,194)	1,053	4,437
Indirect installment	5,941	(2,957)	501	(2,456)	2,018	5,503
Consumer lines of credit	4,743	(2,110)	213	(1,897)	2,601	5,447
Other	241	(1,194)	31	(1,163)	1,068	146

Total allowance on originated loans	106,120	(41,623)	2,725	(38,898)	33,440	100,662

Purchased credit-impaired loans	—	(208)	7	(201)	201	—
Other acquired loans	—	—	—	—	—	—

Total allowance on acquired loans	—	(208)	7	(201)	201	—

Total allowance	$106,120	$(41,831)	$2,732	$(39,099)	$33,641	$100,662

Following is a summary of the individual and collective originated allowance for loan losses and corresponding originated loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Originated Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2013
Commercial real estate	$701	$31,847	$2,640,428	$30,133	$2,610,295
Commercial and industrial	123	32,480	1,761,668	4,243	1,757,425
Commercial leases	—	1,903	158,895	—	158,895

Total commercial loans and leases	824	66,230	4,560,991	34,376	4,526,615
Direct installment	—	17,824	1,387,995	—	1,387,995
Residential mortgages	—	5,836	678,227	—	678,227
Indirect installment	—	6,409	649,701	—	649,701
Consumer lines of credit	—	7,231	832,668	—	832,668
Other	—	530	45,183	—	45,183

	$824	$104,060	$8,154,765	$34,376	$8,120,389

December 31, 2012
Commercial real estate	$2,136	$32,674	$2,448,471	$35,024	$2,413,447
Commercial and industrial	590	31,259	1,555,301	1,624	1,553,677
Commercial leases	—	1,744	130,133	—	130,133

Total commercial loans and leases	2,726	65,677	4,133,905	36,648	4,097,257
Direct installment	—	15,130	1,108,865	—	1,108,865
Residential mortgages	—	5,155	653,826	—	653,826
Indirect installment	—	5,449	568,324	—	568,324
Consumer lines of credit	—	6,057	732,534	—	732,534
Other	—	—	39,937	—	39,937

	$2,726	$97,468	$7,237,391	$36,648	$7,200,743

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

7.    Premises and Equipment

Following is a summary of premises and equipment:

December 31	2013	2012
Land	$34,234	$31,196
Premises	135,633	128,259
Equipment	117,228	101,144

	287,095	260,599
Accumulated depreciation	(133,063)	(120,232)

	$154,032	$140,367

Depreciation expense for premises and equipment was $15,558 for 2013, $13,937 for 2012 and $12,457 for 2011.

The Corporation has operating leases extending to 2045 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC 840, Leases, taking into account escalation clauses. Rental expense was $10,443 for 2013, $8,784 for 2012 and $6,960 for 2011.

Total minimum rental commitments under such leases were $66,055 at December 31, 2013. Following is a summary of future minimum lease payments for years following December 31, 2013:

2014	$9,994
2015	8,769
2016	7,743
2017	7,131
2018	5,545
Later years	26,873

8.    Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business:

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Total
Balance at January 1, 2012	$549,683	$8,020	$8,950	$1,809	$568,462
Goodwill additions	107,093	—	—	—	107,093

Balance at December 31, 2012	656,776	8,020	8,950	1,809	675,555
Goodwill additions	88,693	—	—	—	88,693

Balance at December 31, 2013	$745,469	$8,020	$8,950	$1,809	$764,248

The Corporation recorded goodwill during 2013 and 2012 as a result of the purchase accounting adjustments relating to the acquisitions of PVF, ANNB and Parkvale.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets:

	Core Deposit Intangibles	Customer and Renewal Lists	Other Intangible Assets	Total Finite- lived Intangibles
December 31, 2013
Gross carrying amount	$97,698	$10,970	$10,380	$119,048
Accumulated amortization	(62,793)	(6,407)	(2,240)	(71,440)

	$34,905	$4,563	$8,140	$47,608

December 31, 2012
Gross carrying amount	$87,056	$10,970	$1,859	$99,885
Accumulated amortization	(55,095)	(5,698)	(1,241)	(62,034)

	$31,961	$5,272	$618	$37,851

Core deposit intangibles are being amortized primarily over 10 years using straight-line and accelerated methods. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives which range from eight to twelve years.

Amortization expense on finite-lived intangible assets totaled $8,407 for 2013, $8,924 for 2012 and $7,040 for 2011. Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2013:

2014	$8,615
2015	6,590
2016	5,580
2017	4,855
2018	3,379

Goodwill and other intangible assets are reviewed annually for impairment, and more frequently if impairment indicators exist. The Corporation completed this review in 2013 and 2012 and determined that its intangible assets are not impaired.

9.    Deposits

Following is a summary of deposits:

December 31	2013	2012
Non-interest bearing demand	$2,200,081	$1,738,195
Savings and NOW	5,392,078	4,808,121
Certificates and other time deposits	2,606,073	2,535,858

	$10,198,232	$9,082,174

Time deposits of $100,000 or more were $857,470 and $795,113 at December 31, 2013 and 2012, respectively. Following is a summary of these time deposits by remaining maturity at December 31, 2013:

	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$117,298	$10,297	$127,595
Three to six months	121,512	8,659	130,171
Six to twelve months	190,656	25,468	216,124
Over twelve months	258,989	124,591	383,580

	$688,455	$169,015	$857,470

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2013:

2014	$1,499,828
2015	485,809
2016	279,663
2017	211,214
2018	93,915
Later years	35,644

10.    Short-Term Borrowings

Following is a summary of short-term borrowings:

December 31	2013	2012
Securities sold under repurchase agreements	$841,741	$807,820
Federal funds purchased	270,000	140,000
Subordinated notes	129,498	135,318

	$1,241,239	$1,083,138

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

The weighted average interest rates on short-term borrowings during 2013, 2012 and 2011 were 0.43%, 0.53% and 0.84%, respectively. The weighted average interest rates on short-term borrowings at December 31, 2013, 2012 and 2011 were 0.41%, 0.47% and 0.71%, respectively.

11.    Long-Term Debt

Following is a summary of long-term debt:

December 31	2013	2012
Federal Home Loan Bank advances	$50,076	$88
Subordinated notes	84,637	79,897
Other subordinated debt	8,637	8,850
Convertible subordinated notes	578	590

	$143,928	$89,425

The Corporation’s banking affiliate has available credit with the FHLB of $3,349,926, of which $50,076 was used as of December 31, 2013. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances ranged from 1.06% to 4.19% for 2013 and 3.78% to 4.19% for 2012.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The long-term subordinated notes mature in various amounts periodically through the year 2022. At December 31, 2013, all of the long-term subordinated debt is redeemable by the holders prior to maturity at a discount equal to three to twelve months of interest, depending on the term of the note. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on long-term subordinated debt was 2.77% at December 31, 2013, 3.18% at December 31, 2012 and 3.85% at December 31, 2011.

The Corporation assumed other subordinated notes totaling $8,000 in conjunction with an acquisition. The Corporation recorded a purchase accounting adjustment of $1,275, which is amortizing over the life of the notes, to reflect these notes at their fair value at the time of the acquisition. These subordinated notes carry a fixed-rate of 8.0% and mature in 2016. The Corporation may elect to redeem the notes, subject to regulatory approval, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The noteholders have been notified of the Corporation’s intention to redeem the notes by April 1, 2014.

The Corporation assumed 5% convertible subordinated notes in conjunction with an acquisition. These subordinated notes mature in 2018 and are convertible into shares of the Corporation’s common stock at any time prior to maturity at $12.50 per share. As of December 31, 2013, the Corporation has reserved 46,200 shares of common stock for issuance in the event the convertible subordinated notes are converted. The Corporation may elect to redeem the notes, subject to regulatory approval, in whole or in part, at any time at a redemption price equal to 100% of the principal amount plus accrued and unpaid interest. The noteholders have been notified of the Corporation’s intention to redeem the notes in February 2014.

Scheduled annual maturities for all of the long-term debt for the years following December 31, 2013 are as follows:

2014	$28,546
2015	23,023
2016	75,409
2017	10,445
2018	3,077
Later years	3,428

12.    Junior Subordinated Debt

The Corporation has three unconsolidated subsidiary trusts (collectively, the Trusts): F.N.B. Statutory Trust II, Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since the third-party investors are the primary beneficiaries, the Trusts qualify as variable interest entities (VIEs) and are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and Sun Bancorp Statutory Trust I were acquired as a result of a previous acquisition.

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as tier 1 capital under the Board of Governors of the Federal Reserve System (FRB) guidelines. Under recently issued capital guidelines, these TPS obligations are subject to phase-out limitations as to their continued eligibility to qualify as tier 1 capital when total assets of the Corporation exceed $15,000,000. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

During the second quarter of 2013, $15,000 of the Corporation-issued TPS was repurchased at a discount and the related debt extinguished. This $15,000 was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. During the fourth quarter of 2013, the Corporation redeemed $115,000 of the Corporation-issued TPS in conjunction with its capital raise completed during the same quarter. The regulatory capital ratios at December 31, 2013 reflect the reduction of $130,000 of TPS.

The following table provides information relating to the Trusts as of December 31, 2013:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	1.89%	Variable; LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,029	10/18/34	2.44%	Variable; LIBOR + 219 bps
Sun Bancorp Statutory Trust I	16,500	511	17,011	2/22/31	10.20%	Fixed

	$74,000	$2,290	$75,205

The Sun Bancorp Statutory Trust I holders have been notified of the Corporation’s intention to redeem their debt in February 2014.

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

Commercial Borrower Derivatives

The Corporation enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. The Corporation seeks to minimize counterparty credit risk by entering into transactions with only high-quality institutions. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income or other expense.

Risk Management Derivatives

The Corporation entered into four separate interest rate derivative agreements between December 2012 and August 2013 in order to manage its net interest income by increasing the stability of the net interest income over a range of potential interest rate scenarios. Interest rate swaps are also used to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Gains and losses from hedge ineffectiveness recognized in the consolidated statement of comprehensive income were not material for the year ended December 31, 2013.

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

At December 31, 2013, the Corporation was party to 312 swaps with customers with notional amounts totaling $828,576 and 278 swaps with derivative counterparties with notional amounts totaling $1,028,576.

Derivative assets are classified in the balance sheet under “other assets” and derivative liabilities are classified in the balance sheet under “other liabilities.” The following tables present information about derivative assets and derivative liabilities that are subject to enforceable master netting agreements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Offsetting of Derivative Assets:
December 31, 2013
Derivative assets subject to master netting arrangement:
Interest rate contracts	$3,547	—	$3,547
Equity contracts	32	—	32

Derivative assets not subject to master netting arrangement:
Interest rate contracts	29,738	—	29,738

Total derivative assets	$33,317	—	$33,317

December 31, 2012
Derivative assets subject to master netting arrangement:
Equity contracts	$16	—	$16
Derivative assets not subject to master netting arrangement:
Interest rate contracts	57,992	—	57,992

Total derivative assets	$58,008	—	$58,008

Offsetting of Derivative Liabilities:
December 31, 2013
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$40,323	—	$40,323

Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	3,014	—	3,014
Equity contracts	32	—	32

Total derivative liabilities	$43,369	—	$43,369

December 31, 2012
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$58,134	—	$58,134

Derivative liabilities not subject to master netting arrangement:
Equity contracts	16	—	16

Total derivative liabilities	$58,150	—	$58,150

The following tables present a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Gross Amounts Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets:
December 31, 2013
Counterparty B	$24	$24	$—	$—
Counterparty D	566	566	—	—
Counterparty E	1,696	1,696	—	—
Counterparty F	355	273	—	82
Counterparty G	251	251	—	—
Counterparty I	634	634	—	—
Counterparty J	53	—	53	—

	$3,579	$3,444	$53	$82

December 31, 2012
Counterparty E	$16	—	—	$16

Derivative Liabilities:
December 31, 2013
Counterparty A	$4,934	$4,934	$—	$—
Counterparty B	3,249	3,249	—	—
Counterparty C	1,431	1,431	—	—
Counterparty D	9,614	9,614	—	—
Counterparty E	6,257	6,257	—	—
Counterparty F	13	13	—	—
Counterparty G	5,309	5,309	—	—
Counterparty H	2,257	125	—	2,132
Counterparty I	5,649	5,649	—	—
Counterparty J	1,610	—	1,610	—

	$40,323	$36,581	$1,610	$2,132

December 31, 2012
Counterparty A	$8,393	$8,393	—	$—
Counterparty B	5,601	5,601	—	—
Counterparty C	2,145	2,145	—	—
Counterparty D	12,354	12,354	—	—
Counterparty E	8,846	8,846	—	—
Counterparty F	353	282	—	71
Counterparty G	5,497	5,497	—	—
Counterparty H	3,937	1,775	—	2,162
Counterparty I	11,008	11,008	—	—

	$58,134	$55,901	—	$2,233

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income Statement Location	Year Ended December 31,
		2013	2012	2011
Interest Rate Products	Other income	$(39)	$167	$(635)

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of December 31, 2013 and 2012, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $38,239 and $59,341, respectively. At December 31, 2013, the Corporation has posted collateral with derivative counterparties with a fair value of $37,427 and cash collateral of $1,976. At December 31, 2012, the Corporation had posted collateral with derivative counterparties with a fair value of $60,062, of with none was cash collateral. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $2,224 and $2,428 as of December 31, 2013 and 2012, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at December 31, 2013 and 2012 are not material.

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

Following is a summary of off-balance sheet credit risk information:

December 31	2013	2012
Commitments to extend credit	$2,897,748	$2,600,355
Standby letters of credit	114,298	130,912

At December 31, 2013, funding of 81.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

On February 7, 2013, the plaintiff filed an amended complaint with additional allegations regarding certain purported non-disclosures relating to the proxy statement/prospectus for the pending merger filed with the SEC on January 23, 2013. On February 22, 2013, ANNB, the ANNB board of directors, the Corporation and the plaintiff reached an agreement in principle to settle the action, and executed a Stipulation of Settlement on June 28, 2013, that memorialized the agreement in writing. As part of the agreement to settle the action, the Corporation and ANNB agreed to disclose additional information in the proxy statement/prospectus filed on February 25, 2013. No substantive term of the merger agreement was modified as part of this settlement. On July 3, 2013, the plaintiff filed a motion for preliminary approval of the settlement, and on September 18, 2013, the court entered an order preliminarily approving the settlement. On November 25, 2013, the plaintiff filed a motion for final approval of the settlement. On December 10, 2013, the court held a final fairness hearing and, at the conclusion of the hearing, granted final approval of the settlement.

BCSB Bancorp Stockholder Litigation

On December 9, 2013, a purported stockholder of BCSB filed a putative class action and derivative complaint in the Circuit Court for Baltimore County, Maryland, captioned Darr v. BCSB Bancorp, Inc., et al., at Case No. 03-C-13-014034, and naming as defendants BCSB, its board of directors and the Corporation. The lawsuit makes various allegations against the defendants relating to the Corporation’s proposed acquisition of BCSB, including that the Registration Statement on Form S-4 filed on November 19, 2013 in connection with the proposed acquisition omits certain information allegedly necessary for BCSB’s stockholders to make an informed vote on the proposed transaction, that the director defendants breached their fiduciary duties to BCSB in approving the proposed transaction and that the Corporation aided and abetted those alleged breaches. The lawsuit generally sought an injunction barring the defendants from consummating the merger transaction. Alternatively, if the companies were to complete the transaction before the court entered judgment, the lawsuit sought rescission of the merger or, in the alternative, rescissory damages, an accounting for all resulting damages and for all profits and any special benefits defendants obtained as a result of the alleged breaches of fiduciary duty, and an award for the costs and expenses incurred in the lawsuit, including attorneys’ fees and costs. On January 30, 2014, the plaintiff voluntarily dismissed its complaint.

15.     Stock Incentive Plans

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. During 2013, 2012 and 2011, the Corporation issued 361,664, 321,295 and 407,980 restricted stock awards, respectively, with weighted average grant date fair values of $4,016, $3,884 and $4,110, respectively, under these Plans. The Corporation has available up to 2,716,902 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $5,063, $3,758 and $4,396 for the years ended December 31, 2013, 2012 and 2011, the tax benefit of which was $1,772, $1,315 and $1,538, respectively.

The following table summarizes certain information concerning restricted stock awards:

	2013	Weighted Average Grant Price per Share	2012	Weighted Average Grant Price per Share	2011	Weighted Average Grant Price per Share
Unvested shares outstanding at beginning of year	1,913,073	$9.17	1,846,115	$8.44	1,309,489	$8.52
Granted	361,664	11.10	321,295	12.09	407,980	10.07
Net adjustment due to performance	165,545	9.60	28,181	8.31	229,516	8.40
Vested	(734,129)	7.90	(179,767)	8.24	(172,029)	13.57
Forfeited	(37,828)	10.42	(179,132)	8.50	(1,749)	10.09
Dividend reinvestment	60,708	11.82	76,381	11.19	72,908	10.01

Unvested shares outstanding at end of year	1,729,033	10.23	1,913,073	9.17	1,846,115	8.44

The total fair value of shares vested was $8,259, $2,193 and $1,767 for the years ended December 31, 2013, 2012 and 2011, respectively.

As of December 31, 2013, there was $4,891 of unrecognized compensation cost related to unvested restricted stock awards granted, $71 of which is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718. The components of the restricted stock awards as of December 31, 2013 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested shares	446,239	1,282,794	1,729,033
Unrecognized compensation expense	$1,671	$3,220	$4,891
Intrinsic value	$5,632	$16,189	$21,821
Weighted average remaining life (in years)	2.16	2.22	2.20

Stock Options

The Corporation did not grant stock options during 2013, 2012 or 2011. All outstanding stock options were granted at prices equal to the fair value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 69,429 for 2013, 182,188 for 2012 and 8,389 for 2011.

The following table summarizes certain information concerning stock options:

	2013	Weighted Average Price per Share	2012	Weighted Average Price per Share	2011	Weighted Average Price per Share
Options outstanding at beginning of year	640,050	$13.21	586,020	$14.93	770,610	$14.28
Assumed from acquisition	274,964	11.16	627,808	10.41	—	—
Exercised	(69,429)	7.46	(182,188)	8.87	(8,389)	2.68
Forfeited	(312,061)	15.58	(391,590)	13.32	(176,201)	12.67

Options outstanding and exercisable at end of year	533,524	11.51	640,050	13.21	586,020	14.93

Upon consummation of the Corporation’s acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent Corporation stock options.

The following table summarizes information about stock options outstanding at December 31, 2013:

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.45 - $5.18	57,517	5.33	$4.32
$5.19 - $7.78	159,503	5.21	6.14
$7.79 - $11.68	—	—	—
$11.69 - $17.54	259,927	3.11	12.67
$17.55 - $26.32	16,375	0.00	18.51
$26.33 - $36.42	40,202	0.79	32.81

	533,524

The intrinsic value of outstanding and exercisable stock options at December 31, 2013 was $559.

The following table summarizes certain information relating to stock options exercised:

Year Ended December 31	2013	2012	2011
Proceeds from stock options exercised	$365	$864	$22
Tax benefit recognized from stock options exercised	79	96	22
Intrinsic value of stock options exercised	318	435	63

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

16.    Retirement Plans

The Corporation sponsors the Retirement Income Plan (RIP), a qualified noncontributory defined benefit pension plan that covered substantially all salaried employees hired prior to January 1, 2008. The RIP covers employees who satisfied minimum age and length of service requirements. During 2006, the Corporation amended the RIP such that effective January 1, 2007 benefits were earned based on the employee’s compensation each year. The Corporation’s funding guideline has been to make annual contributions to the RIP each year, if necessary, such that minimum funding requirements have been met. The RIP was frozen as of December 31, 2010.

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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans):

December 31	2013	2012
Accumulated benefit obligation	$139,483	$153,606

Projected benefit obligation at beginning of year	$153,958	$143,307
Service cost	65	59
Interest cost	5,728	6,173
Actuarial (gain) loss	(13,486)	11,558
Benefits paid	(6,534)	(7,139)

Projected benefit obligation at end of year	$139,731	$153,958

Fair value of plan assets at beginning of year	$113,416	$105,330
Actual return on plan assets	16,534	8,899
Corporation contribution	16,321	6,326
Benefits paid	(6,534)	(7,139)

Fair value of plan assets at end of year	$139,737	$113,416

Funded status of plans	$6	$(40,542)

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2013	2012
Weighted average discount rate	4.68%	3.78%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2013 and 2012 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:

Year Ended December 31	2013	2012	2011
Service cost	$65	$59	$58
Interest cost	5,728	6,173	6,746
Expected return on plan assets	(9,081)	(7,935)	(7,647)
Transition amount amortization	(93)	(93)	(93)
Prior service credit amortization	7	7	7
Actuarial loss amortization	2,263	1,861	1,131

Net periodic pension cost (gain)	(1,111)	72	202
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial (gain) loss	(20,938)	10,594	19,097
Amortization of actuarial loss	(2,263)	(1,861)	(1,131)
Amortization of prior service credit	(7)	(7)	(7)
Amortization of transition asset	93	93	93

Total recognized in other comprehensive income	(23,115)	8,819	18,052

Total recognized in net periodic pension cost (gain) and other comprehensive income	$(24,226)	$8,891	$18,254

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2013	2012	2011
Weighted average discount rate	3.78%	4.39%	5.28%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.25%	7.50%	7.50%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $5,212 and $5,813 for 2013 and 2012, respectively, and employer contributions to the qualified pension plans of $15,000 and $5,000 for 2013 and 2012, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1,322 for 2013 and $1,326 for 2012.

As of December 31, 2013 and 2012, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows:

	Qualified Pension Plans		Non-Qualified Pension Plans
December 31	2013	2012	2013	2012
Projected benefit obligation	$120,512	$133,116	$19,219	$20,842
Accumulated benefit obligation	120,512	133,116	18,971	20,490
Fair value of plan assets	139,737	113,416	—	—

The impact of changes in the discount rate, expected long-term rate of return on plan assets and compensation levels would have had the following effects on 2013 pension expense:

Estimated Increase in Pension Expense
0.5% decrease in the discount rate	$(35)
0.5% decrease in the expected long-term rate of return on plan assets	626

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2013:

Expected employer contributions:	2014	$1,322

Expected benefit payments:	2014	6,510
	2015	6,862
	2016	7,246
	2017	9,127
	2018	8,113
	2019 – 2023	44,995

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $9,300 for 2013, $8,860 for 2012 and $8,445 for 2011.

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

The following table presents asset allocations for the Corporation’s pension plans as of December 31, 2013 and 2012, and the target allocation for 2014, by asset category:

	Target Allocation	Percentage of Plan Assets
December 31	2014	2013	2012
Asset Category
Equity securities	45 - 65%	57%	57%
Debt securities	30 - 50	40	40
Cash equivalents	0 - 10	3	3

At December 31, 2013 and 2012, equity securities included 550,128 shares of the Corporation’s common stock totaling $6,943 (5.0% of total plan assets) at December 31, 2012 and $5,842 (5.2% of total plan assets) at December 31, 2012. The plan did not acquire additional shares during 2013. Dividends received on the Corporation’s common stock held by the Plan were $264 for both 2013 and 2012.

The fair values of the Corporation’s pension plan assets by asset category are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Asset Class
Cash	$4,090	$—	—	$4,090
Equity securities:
F.N.B. Corporation	6,943	—	—	6,943
Other large-cap U.S. financial services companies	2,354	—	—	2,354
Other large-cap U.S. companies	34,345	—	—	34,345
International companies	555	—	—	555
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	2,543	—	—	2,543
U.S. small-cap equity index funds	2,850	—	—	2,850
U.S. mid-cap equity index funds	3,911	—	—	3,911
Non-U.S. equities growth fund	10,783	—	—	10,783
U.S. equity funds:
U.S. mid-cap	7,919	—	—	7,919
U.S. small-cap	3,653	—	—	3,653
Other	4,469	—	—	4,469
Fixed income securities:
U.S. government agencies	—	44,653	—	44,653
Fixed income mutual funds:
U.S. investment-grade fixed income securities	10,196	—	—	10,196
Non-U.S. fixed income securities	473	—	—	473

	$95,084	$44,653	—	$139,737

	Level 1	Level 2	Level 3	Total
December 31, 2012
Asset Class
Cash	$3,587	$—	—	$3,587
Equity securities:
F.N.B. Corporation	5,842	—	—	5,842
Other large-cap U.S. financial services companies	1,563	—	—	1,563
Other large-cap U.S. companies	27,709	—	—	27,709
International companies	624	—	—	624
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	2,129	—	—	2,129
U.S. small-cap equity index funds	2,096	—	—	2,096
U.S. mid-cap equity index funds	2,928	—	—	2,928
Non-U.S. equities growth fund	8,972	—	—	8,972
U.S. equity funds:
U.S. mid-cap	5,893	—	—	5,893
U.S. small-cap	2,856	—	—	2,856
Other	4,280	—	—	4,280
Fixed income securities:
U.S. government agencies	—	36,030	—	36,030
Fixed income mutual funds:
U.S. investment-grade fixed income securities	8,404	—	—	8,404
Non-U.S. fixed income securities	503	—	—	503

	$77,386	$36,030	—	$113,416

The classifications for Level 1, Level 2 and Level 3 are discussed in the Fair Value Measurements footnote.

17.    Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following:

Year Ended December 31	2013	2012	2011
Current income taxes:
Federal taxes	$33,614	$22,182	$18,721
State taxes	(116)	416	354

	33,498	22,598	19,075
Deferred income taxes:
Federal taxes	11,258	21,175	12,929
State taxes	—	—	—

	11,258	21,175	12,929

	$44,756	$43,773	$32,004

Income tax expense related to gains on the sale of securities was $283, $107 and $1,278 for 2013, 2012 and 2011, respectively.

Income tax expense and the effective tax rate for 2013 were favorably impacted by $359 of uncertain tax positions reversed in the current period. The effective tax rates for 2013, 2012 and 2011 were all lower than the statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI.

The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:

Year Ended December 31	2013	2012	2011
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(4.3)	(4.7)	(5.9)
Tax credits and settlements	(2.4)	(1.8)	(1.9)
Life insurance	(0.4)	—	—
Other items	(0.4)	(0.1)	(0.3)

Actual effective tax rate	27.5%	28.4%	26.9%

The following table presents the tax effects of temporary differences that give rise to deferred tax assets and liabilities:

December 31	2013	2012
Deferred tax assets:
Allowance for loan losses	$39,292	$36,714
Discount on purchased loans	41,012	24,339
Net operating loss/tax credit carryforwards	17,052	15,196
Deferred compensation	8,208	7,429
Securities impairments	20,371	19,999
Pension and other defined benefit plans	2,190	16,335
Net unrealized securities losses	13,295	—
Other	3,567	4,268

Total	144,987	124,280
Valuation allowance	(15,611)	(16,329)

Total deferred tax assets	129,376	107,951

Deferred tax liabilities:
Loan costs	(931)	(287)
Depreciation	(9,819)	(9,794)
Prepaid expenses	(1,261)	(1,083)
Amortizable intangibles	(11,346)	(8,200)
Lease financing	(6,290)	(4,915)
Debt discharge income deferral	(3,402)	—
Originated mortgage servicing rights	(2,721)	—
Other	(1,214)	(1,089)

Total deferred tax liabilities	(36,984)	(25,368)

Net deferred tax assets	$92,392	$82,583

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2013, the Corporation had unused state net operating loss carryforwards expiring from 2018 to 2032. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

As of December 31, 2013 and 2012, the Corporation has approximately $660 and $1,088, respectively, of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of December 31, 2013 and 2012, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $69 and $150, respectively. As of December 31, 2013, $498 of these tax benefits would affect the effective tax rate if recognized. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2010. Federal examinations for years 2009 and prior have been closed with no material impact to the Corporation’s financial position. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2009 and state income tax returns for 2009 through 2011 are currently subject to examination. The Corporation anticipates that a reduction in the unrecognized tax benefit of up to $408 may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

Year Ended December 31	2013	2012
Balance at beginning of year	$1,088	$1,376
Additions based on tax positions related to current year	74	87
Additions based on tax positions of prior year	—	—
Reductions for tax positions of prior years	—	—
Reductions due to expiration of statute of limitations	(502)	(375)

Balance at end of year	$660	$1,088

18.    Comprehensive Income

The following table presents changes in accumulated other comprehensive income, net of tax, by component:

Year Ended December 31, 2013	Unrealized Net Gains (Losses) on Securities Available for Sale	Non-Credit Related Loss on Debt Securities not Expected to be Sold	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Balance at beginning of period	$9,269	$(8,039)	$(171)	$(47,283)	$(46,224)
Other comprehensive income (loss) before reclassifications	(20,643)	1,847	(6,415)	15,011	(10,200)
Amounts reclassified from accumulated other comprehensive income	(500)	—	—	—	(500)

Net current period other comprehensive income (loss)	(21,143)	1,847	(6,415)	15,011	(10,700)

Balance at end of period	$(11,874)	$(6,192)	$(6,586)	$(32,272)	$(56,924)

The following table presents a summary of the reclassifications out of accumulated other comprehensive income:

Year Ended December 31, 2013
Details About Accumulated Other Comprehensive Income Component	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized net gains on securities available for sale (1)	$(767)	Net securities gains
	(267)	Tax expense

	$(500)

(1)	For additional detail related to unrealized net gains on securities available for sale and related amounts reclassified from accumulated other comprehensive income see the “Securities” note in this Report.

19.    Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share:

Year Ended December 31	2013	2012	2011
Net income available to common stockholders	$117,804	$110,410	$87,047

Basic weighted average common shares outstanding	146,186,982	139,135,272	124,145,924
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,622,522	1,504,893	866,154

Diluted weighted average common shares outstanding	147,809,504	140,640,165	125,012,078

Basic earnings per common share	$0.81	$0.79	$0.70

Diluted earnings per common share	$0.80	$0.79	$0.70

For the years ended December 31, 2013, 2012 and 2011, 49,995, 172,709 and 392,299 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

20.    Stockholders’ Equity

On November 1, 2013, the Corporation completed a public offering of 4,693,876 shares of common stock at a price of $12.25 per share, including 612,244 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. On November 1, 2013, the Corporation also completed a public offering of 4,000,000 Depositary Shares, each representing a 1/40th interest in the Non-Cumulative Perpetual Preferred Stock, Series E, of the Corporation, at a price of $25.00 per share. On November 14, 2013, the underwriters exercised their over-allotment option of 435,080 additional Depositary Shares at the same terms. The net proceeds of the combined offerings after deducting underwriting discounts and commissions and offering expenses were $161,316.

21.    Regulatory Matters

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

The Corporation’s management believes that, as of December 31, 2013 and 2012, the Corporation and FNBPA met all capital adequacy requirements to which either of them was subject.

As of December 31, 2013, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as well-capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During June 2013, $15,000 of the Corporation-issued TPS were repurchased at a discount and the related debt extinguished. This $15,000 was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. During December 2013, the Corporation redeemed $115,000 of the Corporation-issued TPS in conjunction with its capital raise completed in November 2013. The regulatory capital ratios at December 31, 2013 reflect these decreases in TPS, with remaining TPS included in tier 1 capital totaling $74,000.

Following are the capital ratios as of December 31, 2013 and 2012 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,258,312	12.5%	$1,009,952	10.0%	$807,962	8.0%
Tier 1 capital to risk-weighted assets	1,117,956	11.1	605,971	6.0	403,981	4.0
Leverage ratio	1,117,956	8.8	634,527	5.0	507,622	4.0
FNBPA:
Total capital to risk-weighted assets	1,144,510	11.5	995,524	10.0	796,419	8.0
Tier 1 capital to risk-weighted assets	1,035,659	10.4	597,314	6.0	398,210	4.0
Leverage ratio	1,035,659	8.3	623,921	5.0	499,137	4.0

December 31, 2012
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,068,704	12.2%	$879,316	10.0%	$703,453	8.0%
Tier 1 capital to risk-weighted assets	934,443	10.6	527,589	6.0	351,726	4.0
Leverage ratio	934,443	8.3	563,649	5.0	450,919	4.0
FNBPA:
Total capital to risk-weighted assets	999,717	11.6	859,468	10.0	687,574	8.0
Tier 1 capital to risk-weighted assets	895,177	10.4	515,681	6.0	343,787	4.0
Leverage ratio	895,177	8.1	555,360	5.0	444,288	4.0

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $18,679 at December 31, 2013. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2013, the Corporation’s subsidiaries had $116,806 of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $182,499 at December 31, 2013.

22.    Cash Flow Information

Following is a summary of cash flow information:

Year Ended December 31	2013	2012	2011
Interest paid on deposits and other borrowings	$46,337	$56,306	$75,178
Income taxes paid	34,200	22,250	13,250
Transfers of loans to other real estate owned	15,836	14,102	21,679
Transfers of other real estate owned to loans	701	839	598

Supplemental non-cash information relating to the Corporation’s acquisitions is included in the Mergers and Acquisitions footnote included in this Item of the Report.

23.    Business Segments

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

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2013
Interest income	$396,243	$—	$109	$37,956	$6,078	$440,386
Interest expense	32,178	—	—	3,378	8,788	44,344
Net interest income	364,065	—	109	34,578	(2,710)	396,042
Provision for loan losses	23,502	—	—	6,834	754	31,090
Non-interest income	97,156	28,717	13,175	2,794	(6,064)	135,778
Non-interest expense	271,657	25,067	11,448	19,052	2,539	329,763
Intangible amortization	7,697	304	406	—	—	8,407
Income tax expense (benefit)	43,966	1,248	519	4,320	(5,297)	44,756
Net income (loss)	114,399	2,098	911	7,166	(6,770)	117,804
Total assets	13,381,047	20,959	20,214	188,259	(47,074)	13,563,405
Total intangibles	788,513	11,008	10,526	1,809	—	811,856

At or for the Year Ended December 31, 2012
Interest income	$390,680	$4	$113	$35,279	$5,830	$431,906
Interest expense	45,604	—	—	3,584	9,867	59,055
Net interest income	345,076	4	113	31,695	(4,037)	372,851
Provision for loan losses	24,606	—	—	6,115	581	31,302
Non-interest income	96,853	24,152	13,035	2,343	(5,131)	131,252
Non-interest expense	258,063	20,141	11,503	18,410	1,577	309,694
Intangible amortization	8,184	320	420	—	—	8,924
Income tax expense (benefit)	42,991	1,358	438	3,615	(4,629)	43,773
Net income (loss)	108,085	2,337	787	5,898	(6,697)	110,410
Total assets	11,845,122	19,610	18,675	178,149	(37,580)	12,023,976
Total intangibles	689,354	11,312	10,931	1,809	—	713,406

At or for the Year Ended December 31, 2011
Interest income	$350,801	$11	$124	$34,168	$6,021	$391,125
Interest expense	60,132	—	—	4,281	10,204	74,617
Net interest income	290,669	11	124	29,887	(4,183)	316,508
Provision for loan losses	26,957	—	—	6,152	532	33,641
Non-interest income	88,172	23,238	12,325	2,132	(6,137)	119,730
Non-interest expense	227,696	18,518	11,568	17,210	1,514	276,506
Intangible amortization	6,279	335	426	—	—	7,040
Income tax expense (benefit)	31,869	1,587	169	3,274	(4,895)	32,004
Net income (loss)	86,040	2,809	286	5,383	(7,471)	87,047
Total assets	9,583,439	19,579	17,301	171,350	(5,186)	9,786,483
Total intangibles	574,622	11,632	11,352	1,809	—	599,415

24.    Fair Value Measurements

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2013, 97% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 3% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Corporation uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of investment securities. The Corporation validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing information for a sample of securities provided by the independent pricing service by Corporate personnel familiar with market liquidity and other market-related conditions.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Corporation determines the fair value of real estate based on appraisals by licensed or certified appraisers. The value of business assets is generally based on amounts reported on the business’ financial statements. Management must rely on the financial statements prepared and certified by the borrower or its accountants in determining the value of these business assets on an ongoing basis which may be subject to significant change over time. Based on the quality of information or statements provided, management may require the use of business asset appraisals and site-inspections to better value these assets. The Corporation may discount appraised and reported values based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Since not all valuation inputs are observable, the Corporation classifies these non-recurring fair value determinations as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets measured at fair value
Available for sale debt securities
U.S. government-sponsored entities	$—	$330,985	$—	$330,985
Residential mortgage-backed securities
Agency mortgage-backed securities	—	250,881	—	250,881
Agency collateralized mortgage obligations	—	491,199	—	491,199
Non-agency collateralized mortgage obligations	—	18	1,744	1,762
States of the U.S. and political subdivisions	—	17,002	—	17,002
Collateralized debt obligations	—	—	31,595	31,595
Other debt securities	—	16,100	—	16,100

	—	1,106,185	33,339	1,139,524

Available for sale equity securities
Financial services industry	584	1,067	410	2,061
Insurance services industry	65	—	—	65

	649	1,067	410	2,126

	649	1,107,252	33,749	1,141,650
Derivative financial instruments
Trading	—	33,317	—	33,317
Not for trading	—	—	—	—

	—	33,317	—	33,317

	$649	$1,140,569	$33,749	$1,174,967

Liabilities measured at fair value
Derivative financial instruments
Trading	—	$33,236	—	$33,236
Not for trading	—	10,133	—	10,133

	—	$43,369	—	$43,369

	Level 1	Level 2	Level 3	Total
December 31, 2012
Assets measured at fair value
Available for sale debt securities
U.S. government-sponsored entities	$—	$354,457	$—	$354,457
Residential mortgage-backed securities
Agency mortgage-backed securities	—	275,150	—	275,150
Agency collateralized mortgage obligations	—	469,547	—	469,547
Non-agency collateralized mortgage obligations	—	24	2,705	2,729
States of the U.S. and political subdivisions	—	24,824	—	24,824
Collateralized debt obligations	—	—	22,456	22,456
Other debt securities	—	14,621	6,892	21,513

	—	1,138,623	32,053	1,170,676

Available for sale equity securities
Financial services industry	351	1,099	512	1,962
Insurance services industry	45	—	—	45

	396	1,099	512	2,007

	396	1,139,722	32,565	1,172,683
Derivative financial instruments
Trading	—	58,008	—	58,008
Not for trading	—	—	—	—

	—	58,008	—	58,008

	$396	$1,197,730	$32,565	$1,230,691

Liabilities measured at fair value
Derivative financial instruments
Trading	—	$58,150	—	$58,150
Not for trading	—	—	—	—

	—	$58,150	—	$58,150

During 2013, the Corporation transferred out of Level 2 and Level 3 equity securities that now trade on NASDAQ. At December 31, 2013, the securities are classified as Level 1. Additionally during 2013, the Corporation transferred out of Level 3 and into Level 2 four single name TPS. There were no transfers of assets or liabilities between the hierarchy levels for 2012.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Year Ended December 31, 2013
Balance at beginning of period	$22,456	$6,892	$512	$2,705	$32,565
Total gains (losses) – realized/unrealized:
Included in earnings	—	78	—	—	78
Included in other comprehensive income	6,701	21	18	(35)	6,705
Accretion included in earnings	3,160	4	—	12	3,176
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	38	—	—	—	38
Sales/redemptions	—	(1,033)	—	—	(1,033)
Settlements	(760)	—	—	(938)	(1,698)
Transfers from Level 3	—	(5,962)	(120)	—	(6,082)
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$31,595	$—	$410	$1,744	$33,749

Year Ended December 31, 2012
Balance at beginning of period	$5,998	$5,197	$408	$—	$11,603
Total gains (losses) – realized/unrealized:
Included in earnings	—	—	—	—	—
Included in other comprehensive income	917	732	104	49	1,802
Accretion included in earnings	2,515	9	—	20	2,544
Purchases, issuances, sales and settlements:
Purchases	16,569	954	—	4,230	21,753
Issuances	46	—	—	—	46
Sales/redemptions	(2,542)	—	—	—	(2,542)
Settlements	(1,047)	—	—	(1,594)	(2,641)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$22,456	$6,892	$512	$2,705	$32,565

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

For the years ended December 31, 2013 and 2012, the amount of total losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of the end of the year was $27 and $212, respectively. These losses are included in net impairment losses on securities reported as a component of non-interest income.

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

	Level 1	Level 2	Level 3	Total
December 31, 2013
Impaired loans	—	$3,235	$59	$3,294
Other real estate owned	—	4,485	14,957	19,442

December 31, 2012
Impaired loans	—	$14,325	$3,171	$17,496
Other real estate owned	—	5,771	13,540	19,311
Investment security, held-to-maturity:
Non-agency CMO	—	—	3,636	3,636

Impaired loans measured or re-measured at fair value on a non-recurring basis during 2013 had a carrying amount of $3,728 and an allocated allowance for loan losses of $825 at December 31, 2013. The allocated allowance is based on fair value of $3,294 less estimated costs to sell of $391. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $257, which was included in the provision for loan losses for 2013.

OREO with a carrying amount of $20,830 was written down to $17,060 (fair value of $19,442 less estimated costs to sell of $2,381), resulting in a loss of $3,770, which was included in earnings for 2013.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2013, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2013
Financial Assets
Cash and cash equivalents	$213,981	$213,981	$213,981	$—	$—
Securities available for sale	1,141,650	1,141,650	649	1,107,252	33,749
Securities held to maturity	1,199,169	1,189,563	—	1,182,671	6,892
Net loans, including loans held for sale	9,402,448	9,243,780	—	—	9,243,780
Bank owned life insurance	289,402	292,694	292,694	—	—
Derivative assets	33,317	33,317	—	33,317	—
Accrued interest receivable	35,520	35,520	35,520	—	—

Financial Liabilities
Deposits	10,198,232	10,208,268	7,592,159	2,616,109	—
Short-term borrowings	1,241,239	1,241,239	1,241,239	—	—
Long-term debt	143,928	145,995	—	—	145,995
Junior subordinated debt	75,205	70,442	—	—	70,442
Derivative liabilities	43,369	43,369	—	43,369	—
Accrued interest payable	7,061	7,061	7,061	—	—

December 31, 2012
Financial Assets
Cash and cash equivalents	$239,044	$239,044	$239,044	$—	$—
Securities available for sale	1,172,683	1,172,683	396	1,139,722	32,565
Securities held to maturity	1,106,563	1,143,213	—	1,128,524	14,689
Net loans, including loans held for sale	8,061,096	7,996,554	—	—	7,966,554
Bank owned life insurance	246,088	257,060	257,060	—	—
Derivative assets	58,008	58,008	—	58,008	—
Accrued interest receivable	30,210	30,210	30,210	—	—

Financial Liabilities
Deposits	9,082,174	9,117,757	6,546,316	2,571,441	—
Short-term borrowings	1,083,138	1,083,138	1,083,138	—	—
Long-term debt	89,425	92,329	—	—	92,329
Junior subordinated debt	204,019	172,246	—	—	172,246
Derivative liabilities	58,150	58,150	—	58,150	—
Accrued interest payable	9,054	9,054	9,054	—	—

25.    Parent Company Financial Statements

The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets December 31	2013	2012
Assets
Cash and cash equivalents	$145,910	$114,654
Securities available for sale	2,061	1,962
Other assets	18,387	15,856
Investment in bank subsidiary	1,759,551	1,554,543
Investments in and advances to non-bank subsidiaries	254,124	253,807

Total Assets	$2,180,033	$1,940,822

Liabilities
Other liabilities	$25,225	$28,381
Advances from affiliates	294,245	295,100
Junior subordinated debt	76,290	205,156
Subordinated notes:
Short-term	8,439	8,355
Long-term	1,451	1,761

Total Liabilities	405,650	538,753
Stockholders’ Equity	1,774,383	1,402,069

Total Liabilities and Stockholders’ Equity	$2,180,033	$1,940,822

Statements of Income Year Ended December 31	2013	2012	2011
Income
Dividend income from subsidiaries:
Bank	$77,153	$74,412	$65,130
Non-bank	5,950	6,400	8,638

	83,103	80,812	73,768
Interest income	5,277	5,802	6,172
Other income	1,874	1,442	71

Total Income	90,254	88,056	80,011

Expenses
Interest expense	14,325	15,646	16,744
Other expenses	8,196	7,640	6,197

Total Expenses	22,521	23,286	22,941

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	67,733	64,770	57,070
Income tax benefit	6,267	6,151	6,296

	74,000	70,921	63,366
Equity in undistributed income (loss) of subsidiaries:
Bank	42,094	38,401	25,508
Non-bank	1,710	1,088	(1,827)

Net Income	$117,804	$110,410	$87,047

Statements of Cash Flows Year Ended December 31	2013	2012	2011
Operating Activities
Net income	$117,804	$110,410	$87,047
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(43,804)	(39,489)	(23,681)
Other, net	(6,218)	109	8,666

Net cash flows provided by operating activities	67,782	71,030	72,032

Investing Activities
Proceeds from sale of securities available for sale	128	201	389
(Increase) decrease in property, plant and equipment	—	4,193	(243)
Net decrease (increase) in advances to subsidiaries	1,080	(1,349)	(7,551)
Net increase in investment in subsidiaries	(1,688)	(79,450)	(16,611)

Net cash flows used in investing activities	(480)	(76,405)	(24,016)

Financing Activities
Net (decrease) increase in advance from affiliate	(854)	12,944	16,900
Net increase (decrease) in short-term borrowings	84	(2)	(316)
Decrease in long-term debt	(808)	(1,277)	(1,206)
Increase in long-term debt	499	671	798
Decrease in junior subordinated debt	(134,021)	—	—
Net proceeds from issuance of preferred stock	106,882	—	—
Net proceeds from issuance of common stock	62,092	8,895	71,053
Tax benefit (expense) of stock-based compensation	1,326	386	(61)
Cash dividends paid	(71,246)	(67,646)	(60,686)

Net cash flows (used in) provided by financing activities	(36,046)	(46,029)	26,482

Net Increase (Decrease) in Cash and Cash Equivalents	31,256	(51,404)	74,498
Cash and cash equivalents at beginning of year	114,654	166,058	91,560

Cash and Cash Equivalents at End of Year	$145,910	$114,654	$166,058

Cash paid during the year for:
Interest	$14,345	$15,690	$16,768

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES. The Corporation maintains disclosure controls and procedures designed to ensure that the information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. The Corporation’s management, with the participation of its CEO and CFO, evaluated the effectiveness of the Corporation’s disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the

Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based upon such evaluation, the Corporation’s CEO and CFO have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. Information required by this item is set forth in “Management’s Report on F.N.B. Corporation’s Internal Control Over Financial Reporting – Reporting at a Bank Holding Company Level” and “Report of Independent Registered Public Accounting Firm.”

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 21, 2014. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 21, 2014. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 21, 2014. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options		Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	(1)	—	2,716,902	(2)
Equity compensation plans not approved by security holders	533,524	(3)	$11.51	n/a

(1)	Excludes 1,729,033 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

(3)	Represents the securities to be issued upon exercise of stock options that the Corporation assumed in various acquisitions. The Corporation does not intend to grant any new awards under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 21, 2014. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 21, 2014. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 158 and is incorporated by reference.

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

/s/ Vincent J. Delie, Jr. Vincent J. Delie, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/s/ Vincent J. Calabrese, Jr. Vincent J. Calabrese, Jr.	Chief Financial Officer (Principal Financial Officer)	February 28, 2014

/s/ Timothy G. Rubritz Timothy G. Rubritz	Corporate Controller and Senior Vice President (Principal Accounting Officer)	February 28, 2014

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chairman of the Board and Director	February 28, 2014

/s/ William B. Campbell William B. Campbell	Director	February 28, 2014

/s/ James D. Chiafullo James D. Chiafullo	Director	February 28, 2014

/s/ Laura E. Ellsworth Laura E. Ellsworth	Director	February 28, 2014

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 28, 2014

/s/ David J. Malone David J. Malone	Director	February 28, 2014

/s/ D. Stephen Martz D. Stephen Martz	Director	February 28, 2014

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr.	Director	February 28, 2014

/s/ David L. Motley David L. Motley	Director	February 28, 2014

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 28, 2014

/s/ John W. Rose John W. Rose	Director	February 28, 2014

/s/ John S. Stanik John S. Stanik	Director	February 28, 2014

/s/ William J. Strimbu William J. Strimbu	Director	February 28, 2014

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 28, 2014

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

2.1.	Agreement and Plan of Merger, dated as of October 22, 2012, by and between F.N.B. Corporation and Annapolis Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on October 24, 2012).

2.2.	Agreement and Plan of Merger, dated as of February 19, 2013, by and between F.N.B. Corporation and PVF Capital Corp (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on February 20, 2013).

2.3.	Agreement and Plan of Merger, dated as of June 13, 2013, by and between F.N.B. Corporation and BCSB Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on June 19, 2013).

3.1.	Articles of Restatement of the Articles of Incorporation of the Corporation, as amended, as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

3.2.	Amended and Restated by-laws of the Corporation as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Current Report on Form 8-K filed on October 22, 2009).

4.2.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

4.3.	Warrant to purchase up to 819,640.21 shares of Common Stock, issued to the United States Department of the Treasury (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

4.4.	Warrant to purchase up to 342,564 shares of Common Stock, issued to the United States Department of the Treasury (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on April 8, 2013).

4.5.	Deposit Agreement, dated as of November 1, 2013, by and between F.N.B. Corporation and Registrar and Transfer Company, as Depositary (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on November 1, 2013).

4.6.	Speciman Stock Certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed on November 1, 2013).

4.7.	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.5 above).

10.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.2.	Amended and Restated Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008). *

10.3.	Amended and Restated Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on June 24, 2008). *

10.4.	Form of Restricted Stock Units Agreement for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.5.	Amended 2007 Performance-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.6.	Amended 2007 Service-Based Restricted Stock Award for Stephen J. Gurgovits pursuant to the F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit 10.4. of the Corporation’s Current Report on Form 8-K filed on January 23, 2008). *

10.7.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.8.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.9.	F.N.B. Corporation 1998 Director’s Stock Option Plan. (Incorporated by reference to Exhibit 10.14. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 000-08144)). *

10.10.	F.N.B. Corporation 2001 Incentive Plan. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Form S-8 filed on June 14, 2001 (File No. 333-63042)). *

10.11.	Form of Amendment to Employment Agreements of Vincent Calabrese, Jr. and Gary Guerrieri. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.12.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2011 Proxy Statement filed on March 30, 2011). *

10.13.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.14.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.15.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.16.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.17.	Letter Agreement between the Corporation and the United States Department of Treasury, including Securities Purchase Agreement – Standard Terms, incorporated by reference therein. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

10.18.	Employment Agreement between First National Bank of Pennsylvania and Timothy G. Rubritz. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2009). *

10.19.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 21, 2010). *

10.20.	Tax Indemnification Agreement between F.N.B. Corporation and Robert J. McCarthy, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

10.21.	Release Agreement between Robert J. McCarthy, Jr., F.N.B. Corporation and First National Bank of Pennsylvania (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 6, 2012).

10.22.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 26, 2013). *

10.23.	Employment Agreement between First National Bank of Pennsylvania and John C. Williams, Jr. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on February 26, 2013). *

11	Computation of Per Share Earnings **

12	Ratio of Earnings to Fixed Charges. (filed herewith).

14	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

21	Subsidiaries of the Registrant. (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.	The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2013, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements. ***

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.

***	This information is deemed furnished, not filed.