Form 10-Q
period 2014-03-31
FNB CORP/FL/
filed 2014-05-09
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock, $0.01 Par Value	166,426,974 Shares

F.N.B. CORPORATION

FORM 10-Q

March 31, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Cash and due from banks	$221,615	$197,534
Interest bearing deposits with banks	24,638	16,447

Cash and Cash Equivalents	246,253	213,981
Securities available for sale	1,274,070	1,141,650
Securities held to maturity (fair value of $1,418,994 and $1,189,563)	1,420,446	1,199,169
Residential mortgage loans held for sale	3,940	7,138
Loans, net of unearned income of $52,625 and $55,051	9,943,136	9,506,094
Allowance for loan losses	(112,219)	(110,784)

Net Loans	9,830,917	9,395,310
Premises and equipment, net	165,603	154,032
Goodwill	805,788	764,248
Core deposit and other intangible assets, net	51,024	47,608
Bank owned life insurance	307,872	289,402
Other assets	370,597	350,867

Total Assets	$14,476,510	$13,563,405

Liabilities
Deposits:
Non-interest bearing demand	$2,353,444	$2,200,081
Interest bearing demand	4,238,715	3,968,679
Savings	1,569,090	1,423,399
Certificates and other time deposits	2,777,487	2,606,073

Total Deposits	10,938,736	10,198,232
Other liabilities	131,894	130,418
Short-term borrowings	1,216,624	1,241,239
Long-term debt	235,752	143,928
Junior subordinated debt	68,517	75,205

Total Liabilities	12,591,523	11,789,022
Stockholders’ Equity
Preferred stock - $0.01 par value
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock - $0.01 par value
Authorized – 500,000,000 shares
Issued – 167,377,712 and 159,624,796 shares	1,671	1,592
Additional paid-in capital	1,697,177	1,608,117
Retained earnings	133,828	121,870
Accumulated other comprehensive loss	(44,041)	(56,924)
Treasury stock – 1,000,385 and 657,585 shares at cost	(10,530)	(7,154)

Total Stockholders’ Equity	1,884,987	1,774,383

Total Liabilities and Stockholders’ Equity	$14,476,510	$13,563,405

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended
	March 31,
	2014	2013
Interest Income
Loans, including fees	$104,097	$92,975
Securities:
Taxable	12,287	10,597
Nontaxable	1,291	1,516
Dividends	179	16
Other	26	14

Total Interest Income	117,880	105,118
Interest Expense
Deposits	7,149	8,265
Short-term borrowings	1,194	1,107
Long-term debt	1,071	774
Junior subordinated debt	641	1,876

Total Interest Expense	10,055	12,022

Net Interest Income	107,825	93,096
Provision for loan losses	7,006	7,541

Net Interest Income After Provision for Loan Losses	100,819	85,555
Non-Interest Income
Service charges	15,288	16,425
Trust fees	4,764	4,085
Insurance commissions and fees	4,945	4,430
Securities commissions and fees	2,372	2,923
Net securities gains	9,461	684
Mortgage banking	214	1,084
Bank owned life insurance	2,185	1,636
Other	2,841	2,345

Total Non-Interest Income	42,070	33,612
Non-Interest Expense
Salaries and employee benefits	48,953	43,905
Net occupancy	8,482	6,698
Equipment	6,899	5,492
Amortization of intangibles	2,283	1,925
Outside services	7,237	7,205
FDIC insurance	2,994	2,364
Merger related	5,318	352
Other	12,000	10,861

Total Non-Interest Expense	94,166	78,802

Income Before Income Taxes	48,723	40,365
Income taxes	14,199	11,827

Net Income	34,524	28,538
Preferred stock dividends	2,322	—

Net Income Available to Common Stockholders	$32,202	$28,538

Net Income per Common Share – Basic	$0.20	$0.20
Net Income per Common Share – Diluted	0.20	0.20
Cash Dividends per Common Share	0.12	0.12
Comprehensive Income	$47,407	$27,564

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2014	$106,882	$1,592	$1,608,117	$121,870	$(56,924)	$(7,154)	$1,774,383
Net income				34,524			34,524
Change in other comprehensive income (loss), net of tax					12,883		12,883
Dividends declared:
Preferred stock				(2,322)			(2,322)
Common stock: $0.12/share				(20,016)			(20,016)
Issuance of common stock		12	5,939	(228)		(3,376)	2,347
Issuance of common stock - acquisitions		67	81,330				81,397
Restricted stock compensation			567				567
Tax expense of stock-based compensation			1,224				1,224

Balance at March 31, 2014	$106,882	$1,671	$1,697,177	$133,828	$(44,041)	$(10,530)	$1,884,987

Balance at January 1, 2013	—	$1,398	$1,376,601	$75,312	$(46,224)	$(5,018)	$1,402,069
Net income				28,538			28,538
Change in other comprehensive income (loss), net of tax					(974)		(974)
Dividends declared:
Common stock: $0.12/share				(16,927)			(16,927)
Issuance of common stock		8	155			(1,942)	(1,779)
Restricted stock compensation			1,083				1,083
Tax benefit of stock-based compensation			1,247				1,247

Balance at March 31, 2013	—	$1,406	$1,379,086	$86,923	$(47,198)	$(6,960)	$1,413,257

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Three Months Ended
	March 31,
	2014	2013
Operating Activities
Net income	$34,524	$28,538
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	8,339	8,181
Provision for loan losses	7,006	7,541
Deferred tax expenses	(2,154)	6,057
Net securities gains	(9,461)	(684)
Tax benefit of stock-based compensation	(1,224)	(1,247)
Loans originated for sale	(18,245)	(65,340)
Loans sold	22,635	68,241
Gain on sale of loans	(1,193)	(1,021)
Net change in:
Interest receivable	(123)	(1,971)
Interest payable	(750)	(1,467)
Trading securities	203,178	—
Bank owned life insurance	(1,513)	(1,675)
Other, net	3,096	(18,176)

Net cash flows provided by operating activities	244,115	26,977

Investing Activities
Net change in loans	(140,938)	(80,520)
Securities available for sale:
Purchases	(318,332)	(92,521)
Sales	85,877	21,919
Maturities	130,641	77,002
Securities held to maturity:
Purchases	(266,486)	(113,176)
Sales	—	17,429
Maturities	44,159	90,826
Purchase of bank owned life insurance	(4,433)	(5,000)
Withdrawal/surrender of bank owned life insurance	716	—
(Increase) decrease in premises and equipment	(6,042)	1,783
Net cash received in business combinations	26,964	—

Net cash flows used in investing activities	(447,874)	(82,258)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	253,935	220,825
Time deposits	(44,043)	(90,793)
Short-term borrowings	(24,615)	(138,137)
Increase in long-term debt	108,079	13,331
Decrease in long-term debt	(16,254)	(11,017)
Decrease in junior subordinated debt	(23,712)	—
Net proceeds from issuance of common stock	3,755	(696)
Tax benefit of stock-based compensation	1,224	1,247
Cash dividends paid:
Preferred stock	(2,322)	—
Common stock	(20,016)	(16,927)

Net cash flows provided by (used in)financing activities	236,031	(22,167)

Net Decrease (Increase) in Cash and Cash Equivalents	32,272	(77,448)
Cash and cash equivalents at beginning of period	213,981	239,044

Cash and Cash Equivalents at End of Period	$246,253	$161,596

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

March 31, 2014

BUSINESS

F.N.B. Corporation (the Corporation), headquartered in Hermitage, Pennsylvania, is a regional diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of March 31, 2014, the Corporation had 283 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 72 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of March 31, 2014.

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

Certain information and note disclosures normally included in consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. The interim operating results are not necessarily indicative of operating results the Corporation expects for the full year. These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Corporation’s Annual Report on Form 10-K filed with the SEC on February 28, 2014.

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

SECURITIES OFFERINGS

On November 1, 2013, the Corporation completed a public offering of 4,693,876 shares of common stock at a price of $12.25 per share, including 612,244 shares of common stock purchased by the underwriters pursuant to an over-allotment option, which the underwriters exercised in full. On November 1, 2013, the Corporation also completed a public offering of 4,000,000 Depositary Shares, each representing a 1/40th interest in the Non-Cumulative Perpetual Preferred Stock, Series E, of the Corporation, at a price of $25.00 per share. On November 14, 2013, the underwriters exercised their over-allotment option of 435,080 additional Depositary Shares at the same terms. The net proceeds of the common and preferred stock offerings after deducting underwriting discounts and commissions and offering expenses were $54,434 and $106,882, respectively.

MERGERS AND ACQUISITIONS

OBA Financial Services, Inc.

On April 8, 2014, the Corporation announced the signing of a definitive merger agreement to acquire OBA Financial Services, Inc. (OBA), a bank holding company with approximately $390,000 in total assets based in Germantown, Maryland. The transaction is valued at approximately $94,000. Under the terms of the merger agreement, OBA shareholders will be entitled to receive 1.781 shares of the Corporation’s common stock for each share of OBA common stock. OBA’s banking affiliate, OBA Bank, will be merged into FNBPA. The transaction is expected to be completed in the third quarter of 2014, pending regulatory approvals, the approval of shareholders of OBA and the satisfaction of other closing conditions.

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. On the acquisition date, the estimated fair values of BCSB included $596,795 in assets, $308,389 in loans and $532,197 in deposits. The acquisition was valued at approximately $80,554 and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock. The Corporation also acquired the outstanding stock options of BCSB that became fully vested upon the acquisition. The assets and liabilities of BCSB were recorded on the Corporation’s consolidated balance sheet at their preliminary estimated fair values as of February 15, 2014, the acquisition date, and BCSB’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. BCSB’s banking affiliate, Baltimore County Savings Bank, was merged into FNBPA on February 15, 2014. Based on a preliminary purchase price allocation, the Corporation recorded $42,292 in goodwill and $6,591 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

PVF Capital Corp.

On October 12, 2013, the Corporation completed its acquisition of PVF Capital Corp. (PVF), a savings and loan holding company based in Solon, Ohio. On the acquisition date, the estimated fair values of PVF included $686,401 in assets, $512,566 in loans and $627,046 in deposits. The acquisition was valued at $109,856 and resulted in the Corporation issuing 8,893,598 shares of its common stock in exchange for 26,119,398 shares of PVF common stock. The Corporation also acquired the outstanding stock options of PVF that became fully vested upon the acquisition. The assets and liabilities of PVF were recorded on the Corporation’s consolidated balance sheets at their preliminary estimated fair values as of October 12, 2013, the acquisition date, and PVF’s results of operations have been included in the Corporation’s consolidated statements of comprehensive income since that date. PVF’s banking affiliate, Park View Federal Savings Bank, was merged into FNBPA on October 12, 2013. Based on a preliminary purchase price allocation, the Corporation recorded $52,085 in goodwill and $6,867 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

Annapolis Bancorp, Inc.

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, the estimated fair values of ANNB included $394,363 in assets, $256,199 in loans and $349,370 in deposits. The acquisition was valued at $56,300 and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. The Corporation also acquired the outstanding stock options of ANNB that became fully vested upon the acquisition. Additionally, the Corporation paid $609, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement. The assets and liabilities of ANNB were recorded on the Corporation’s consolidated balance sheets at their preliminary estimated fair values as of April 6, 2013, the acquisition date, and ANNB’s results of operations have been included in the Corporation’s consolidated statements of comprehensive income since that date. ANNB’s banking affiliate, BankAnnapolis, was merged into FNBPA on April 6, 2013. In conjunction with the acquisition, a warrant issued by ANNB to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP) was assumed by the Corporation and converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant expires January 30, 2019 and has an exercise price of $3.57 per share. Based on the purchase price allocation, the Corporation recorded $35,854 in goodwill and $3,775 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

NEW ACCOUNTING STANDARDS

Troubled Debt Restructurings

In January 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to clarify when an in-substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and other real estate owned (OREO) recognized. This update requires a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The requirements of ASU 2014-04 are effective for reporting periods beginning after December 15, 2014. The adoption of this update will not have an impact on the financial statements, results of operations or liquidity of the Corporation since the Corporation already accounts for foreclosures according to the requirements of this update.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
March 31, 2014
U.S. government-sponsored entities	$268,330	$50	$(3,699)	$264,681
Residential mortgage-backed securities:
Agency mortgage-backed securities	352,209	4,637	(905)	355,941
Agency collateralized mortgage obligations	622,060	1,335	(13,643)	609,752
Non-agency collateralized mortgage obligations	1,661	18	—	1,679
Commercial mortgage-backed securities	9,153	—	(24)	9,129
States of the U.S. and political subdivisions	14,216	438	(149)	14,505
Other debt securities	16,532	569	(861)	16,240

Total debt securities	1,284,161	7,047	(19,281)	1,271,927
Equity securities	1,444	699	—	2,143

	$1,285,605	$7,746	$(19,281)	$1,274,070

December 31, 2013
U.S. government-sponsored entities	$336,763	$126	$(5,904)	$330,985
Residential mortgage-backed securities:
Agency mortgage-backed securities	247,880	4,304	(1,303)	250,881
Agency collateralized mortgage obligations	511,098	895	(20,794)	491,199
Non-agency collateralized mortgage obligations	1,747	15	—	1,762
States of the U.S. and political subdivisions	16,842	410	(250)	17,002
Collateralized debt obligations	37,203	4,507	(10,115)	31,595
Other debt securities	16,505	524	(929)	16,100

Total debt securities	1,168,038	10,781	(39,295)	1,139,524
Equity securities	1,444	682	—	2,126

	$1,169,482	$11,463	$(39,295)	$1,141,650

Securities Held to Maturity:
March 31, 2014
U.S. Treasury	$502	$123	$—	$625
U.S. government-sponsored entities	101,787	181	(1,284)	100,684
Residential mortgage-backed securities:
Agency mortgage-backed securities	725,154	12,529	(3,817)	733,866
Agency collateralized mortgage obligations	452,909	1,225	(11,976)	442,158
Non-agency collateralized mortgage obligations	6,352	24	—	6,376
Commercial mortgage-backed securities	2,236	121	(15)	2,342
States of the U.S. and political subdivisions	131,506	2,392	(955)	132,943

	$1,420,446	$16,595	$(18,047)	$1,418,994

December 31, 2013
U.S. Treasury	$503	$99	$—	$602
U.S. government-sponsored entities	43,322	180	(1,151)	42,351
Residential mortgage-backed securities:
Agency mortgage-backed securities	628,681	12,281	(6,032)	634,930
Agency collateralized mortgage obligations	385,408	764	(15,844)	370,328
Non-agency collateralized mortgage obligations	6,852	44	(4)	6,892
Commercial mortgage-backed securities	2,241	124	(37)	2,328
States of the U.S. and political subdivisions	132,162	1,992	(2,022)	132,132

	$1,199,169	$15,484	$(25,090)	$1,189,563

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with the BCSB, PVF and ANNB acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarterly periods in which each of the acquisitions occurred. As of March 31, 2014 and December 31, 2013, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended
	March 31,
	2014	2013
Gross gains	$18,009	$1,032
Gross losses	(8,548)	(348)

	$9,461	$684

During the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled trust preferred securities (TPS) with net proceeds of $51,540 and a gain of $13,766. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and as such, was required to be disposed of by July 2015. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated leverageable capital to support future growth.

As of March 31, 2014, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,716	$2,766
Due from one to five years	209,466	207,689	77,526	76,567
Due from five to ten years	82,024	80,998	85,763	86,428
Due after ten years	7,588	6,739	67,790	68,491

	299,078	295,426	233,795	234,252
Residential mortgage-backed securities:
Agency mortgage-backed securities	352,209	355,941	725,154	733,866
Agency collateralized mortgage obligations	622,060	609,752	452,909	442,158
Non-agency collateralized mortgage obligations	1,661	1,679	6,352	6,376
Commercial mortgage-backed securities	9,153	9,129	2,236	2,342
Equity securities	1,444	2,143	—	—

	$1,285,605	$1,274,070	$1,420,446	$1,418,994

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At March 31, 2014 and December 31, 2013, securities with a carrying value of $946,173 and $909,548, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $811,881 and $860,279 at March 31, 2014 and December 31, 2013, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
March 31, 2014
U.S. government-sponsored entities	18	$249,631	$(3,699)	—	$—	$—	18	$249,631	$(3,699)
Residential mortgage-backed securities:
Agency mortgage-backed securities	11	177,722	(905)	—	—	—	11	177,722	(905)
Agency collateralized mortgage obligations	24	398,335	(9,937)	4	68,266	(3,706)	28	466,601	(13,643)
Commercial mortgage-backed securities	1	9,129	(24)	—	—	—	1	9,129	(24)
States of the U.S. and political subdivisions	2	3,123	(149)	—	—	—	2	3,123	(149)
Other debt securities	—	—	—	4	6,020	(861)	4	6,020	(861)

	56	$837,940	$(14,714)	8	$74,286	$(4,567)	64	$912,226	$(19,281)

December 31, 2013
U.S. government-sponsored entities	17	$232,962	$(5,904)	—	$—	$—	17	$232,962	$(5,904)
Residential mortgage-backed securities:
Agency mortgage-backed securities	9	108,284	(1,303)	—	—	—	9	108,284	(1,303)
Agency collateralized mortgage obligations	26	389,989	(18,644)	2	34,229	(2,150)	28	424,218	(20,794)
States of the U.S. and political subdivisions	2	3,022	(250)	—	—	—	2	3,022	(250)
Collateralized debt obligations	—	—	—	8	7,965	(10,115)	8	7,965	(10,115)
Other debt securities	—	—	—	4	5,950	(929)	4	5,950	(929)

	54	$734,257	$(26,101)	14	$48,144	$(13,194)	68	$782,401	$(39,295)

Securities Held to Maturity:
March 31, 2014
U.S. government-sponsored entities	7	$73,748	$(788)	1	$14,504	$(496)	8	$88,252	$(1,284)
Residential mortgage-backed securities:
Agency mortgage-backed securities	23	347,721	(3,745)	1	1,304	(72)	24	349,025	(3,817)
Agency collateralized mortgage obligations	20	249,082	(8,442)	4	66,850	(3,534)	24	315,932	(11,976)
Commercial mortgage-backed securities	1	1,005	(15)	—	—	—	1	1,005	(15)
States of the U.S. and political subdivisions	21	27,262	(955)	—	—	—	21	27,262	(955)

	72	$698,818	$(13,945)	6	$82,658	$(4,102)	78	$781,476	$(18,047)

December 31, 2013
U.S. government-sponsored entities	2	$24,513	$(530)	1	$14,378	$(621)	3	$38,891	$(1,151)
Residential mortgage-backed securities:
Agency mortgage-backed securities	24	308,864	(5,942)	1	1,296	(90)	25	310,160	(6,032)
Agency collateralized mortgage obligations	21	301,312	(15,844)	—	—	—	21	301,312	(15,844)
Non-agency collateralized mortgage obligations	3	2,010	(4)	—	—	—	3	2,010	(4)
Commercial mortgage-backed securities	1	984	(37)	—	—	—	1	984	(37)
States of the U.S. and political subdivisions	27	31,537	(2,022)	—	—	—	27	31,537	(2,022)

	78	$669,220	$(24,379)	2	$15,674	$(711)	80	$684,894	$(25,090)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on collateralized debt obligations (CDOs) as of December 31, 2013 related to investments in pooled TPS, all of which were sold during the first quarter of 2014 as previously noted. The Corporation’s remaining portfolio of TPS consists of four single-issuer securities, which are primarily from money-center and large regional banks and are included in other debt securities. These single-issuer TPS had an amortized cost and estimated fair value of $6,881 and $6,020 at March 31, 2014, respectively. The Corporation has concluded from its analysis performed at March 31, 2014 that it is probable that the Corporation will collect all contractual principal and interest payments related to these securities.

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

	Collateralized Debt Obligations	Residential Non-Agency CMOs	Equities	Total
For the Three Months Ended March 31, 2014
Beginning balance	$17,155	$—	$27	$17,182
Loss where impairment was not previously recognized	—	—	—	—
Additional loss where impairment was previously recognized	—	—	—	—
Reduction due to credit impaired securities sold	(17,155)	—	—	(17,155)

Ending balance	$—	$—	$27	$27

For the Three Months Ended March 31, 2013
Beginning balance	$17,155	$212	—	$17,367
Loss where impairment was not previously recognized	—	—	—	—
Additional loss where impairment was previously recognized	—	—	—	—
Reduction due to credit impaired securities sold	—	(212)	—	(212)

Ending balance	$17,155	$—	—	$17,155

The Corporation did not recognize any impairment losses on securities for the three months ended March 31, 2014 or 2013.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $146,011 as of March 31, 2014 is highly rated with an average entity-specific rating of AA and 98.5% of the portfolio rated A or better. General obligation bonds comprise 98.9% of the portfolio. Geographically, municipal bonds support the Corporation’s footprint as 80.9% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $1,000. In addition to the strong stand-alone ratings, 69.2% of the municipalities have purchased credit enhancement insurance to strengthen the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At March 31, 2014 and December 31, 2013, the Corporation’s FHLB stock totaled $24,636 and $23,636, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans
March 31, 2014
Commercial real estate	$2,677,152	$787,446	$3,464,598
Commercial and industrial	1,848,332	116,733	1,965,065
Commercial leases	161,494	—	161,494

Total commercial loans and leases	4,686,978	904,179	5,591,157
Direct installment	1,386,940	80,618	1,467,558
Residential mortgages	688,038	447,752	1,135,790
Indirect installment	674,347	4,571	678,918
Consumer lines of credit	848,883	161,618	1,010,501
Other	59,212	—	59,212

	$8,344,398	1,598,738	$9,943,136

December 31, 2013
Commercial real estate	$2,640,428	$604,781	$3,245,209
Commercial and industrial	1,761,668	119,806	1,881,474
Commercial leases	158,895	—	158,895

Total commercial loans and leases	4,560,991	724,587	5,285,578
Direct installment	1,387,995	79,241	1,467,236
Residential mortgages	678,227	408,512	1,086,739
Indirect installment	649,701	5,886	655,587
Consumer lines of credit	832,668	133,103	965,771
Other	45,183	—	45,183

	$8,154,765	$1,351,329	$9,506,094

The carrying amount of acquired loans at March 31, 2014 totaled $1,593,642, including purchased credit-impaired (PCI) loans with a carrying amount of $14,513, while the carrying amount of acquired loans at December 31, 2013 totaled $1,345,429, including PCI loans with a carrying amount of $21,192. The outstanding contractual balance receivable of acquired loans at March 31, 2014 totaled $1,704,889, including PCI loans with an outstanding contractual balance receivable of $46,809, while the outstanding contractual balance receivable of acquired loans at December 31, 2013 totaled $1,449,227, including PCI loans with an outstanding contractual balance receivable of $56,500.

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

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The commercial real estate portfolio also includes run-off loans in Florida, which totaled $39,118 or 0.4% of total loans at March 31, 2014, compared to $39,379 or 0.4% of total loans at December 31, 2013. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $171,228 or 1.7% of total loans at March 31, 2014, compared to $179,970 or 1.9% of total loans at December 31, 2013. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of March 31, 2014, 42.0% of the commercial real estate loans were owner-occupied, while the remaining 58.0% were non-owner-occupied, compared to 43.1% and 56.9%, respectively, as of December 31, 2013. As of March 31, 2014 and December 31, 2013, the Corporation had commercial construction loans of $270,913 and $252,842, respectively, representing 2.7% of total loans.

ASC 310-30 Loans

All loans acquired in the BCSB, PVF and ANNB acquisitions, except for revolving loans, are accounted for in accordance with ASC 310-30. Revolving loans are accounted for under ASC 310-20. The Corporation’s allowance for loan losses for acquired loans reflects only those losses incurred after acquisition.

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from PVF and ANNB in 2013. ASC 310-30 (impaired and non-impaired) loans acquired from BCSB in 2014 are not presented because their values are expected to be immaterial, are preliminary in nature and are subject to refinement as additional information becomes available.

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from PVF and ANNB in 2013
Contractually required cash flows at acquisition	$40,972	$796,114	$837,086
Non-accretable difference (expected losses and foregone interest)	(23,207)	(52,992)	(76,199)

Cash flows expected to be collected at acquisition	17,765	743,122	760,887
Accretable yield	(2,505)	(112,847)	(115,352)

Basis in acquired loans at acquisition	$15,260	$630,275	$645,535

The following table provides a summary of change in accretable yield for all acquired loans, excluding loans from the BCSB acquisition.

	Acquired Impaired Loans	Acquired Performing Loans	Total
Three Months Ended March 31, 2014
Balance at beginning of period	$7,456	$298,190	$305,646
Acquisitions	—	—	—
Reduction due to unexpected early payoffs	—	(12,694)	(12,694)
Reclass from non-accretable difference	332	436	768
Disposals/transfers	(759)	(185)	(944)
Accretion	(1,264)	(14,649)	(15,913)

Balance at end of period	$5,765	$271,098	$276,863

Year Ended December 31, 2013
Balance at beginning of period	$778	$253,375	$254,153
Acquisitions	2,505	112,847	115,352
Reduction due to unexpected early payoffs	—	(42,582)	(42,582)
Reclass from non-accretable difference	8,097	8,296	16,393
Disposals/transfers	(368)	(224)	(592)
Accretion	(3,556)	(33,522)	(37,078)

Balance at end of period	$7,456	$298,190	$305,646

Purchased Credit-Impaired (PCI) Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans. The table below does not include impaired loans from the BCSB acquisition because their values are expected to be immaterial, are preliminary in nature and are subject to refinement as additional information becomes available.

	Outstanding Balance	Non-Accretable Difference	Expected Cash Flows	Accretable Yield	Recorded Investment
For the Three Months Ended March 31, 2014
Balance at beginning of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192
Acquisitions	—	—	—	—	—
Accretion	—	—	—	1,264	1,264
Payments received	(8,040)	437	(7,603)	—	(7,603)
Reclass from non-accretable difference	—	332	332	(332)	—
Disposals/transfers	(2,520)	1,129	(1,391)	759	(632)
Contractual interest	869	(869)	—	—	—

Balance at end of period	$46,809	$(25,823)	$20,896	$(5,765)	$15,221

For the Year Ended December 31, 2013
Balance at beginning of period	$41,134	$(23,733)	$17,401	$(778)	$16,623
Acquisitions	42,031	(24,266)	17,765	(2,505)	15,260
Accretion	—	—	—	3,556	3,556
Payments received	(10,670)	1,345	(9,325)	—	(9,325)
Reclass from non-accretable difference	—	8,097	8,097	(8,097)	—
Disposals/transfers	(18,695)	14,405	(4,290)	368	(3,922)
Contractual interest	2,700	(2,700)	—	—	—

Balance at end of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192

The accretion in the table above includes $242 in 2014 and $440 in 2013 that primarily represents payoffs received on certain loans in excess of expected cash flows.

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

Following is a summary of non-performing assets:

	March 31, 2014	December 31, 2013
Non-accrual loans	$60,039	$58,755
Troubled debt restructurings	19,384	18,698

Total non-performing loans	79,423	77,453
Other real estate owned (OREO)	43,216	40,681

Total non-performing loans and OREO	122,639	118,134
Non-performing investments	—	797

Total non-performing assets	$122,639	$118,931

Asset quality ratios:
Non-performing loans as a percent of total loans	0.80%	0.81%
Non-performing loans + OREO as a percent of total loans + OREO	1.23%	1.24%
Non-performing assets as a percent of total assets	0.85%	0.88%

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans originated and loans acquired:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans
Originated loans:
March 31, 2014
Commercial real estate	$6,297	$243	$43,385	$49,925	$2,627,227	$2,677,152
Commercial and industrial	2,564	8	4,194	6,766	1,841,566	1,848,332
Commercial leases	1,150	—	744	1,894	159,600	161,494

Total commercial loans and leases	10,011	251	48,323	58,585	4,628,393	4,686,978
Direct installment	7,893	2,876	6,405	17,174	1,369,766	1,386,940
Residential mortgages	8,591	1,406	3,521	13,518	674,520	688,038
Indirect installment	3,762	240	1,259	5,261	669,086	674,347
Consumer lines of credit	2,207	685	531	3,423	845,460	848,883
Other	26	9	—	35	59,177	59,212

	$32,490	$5,467	$60,039	$97,996	$8,246,402	$8,344,398

December 31, 2013
Commercial real estate	$5,428	$252	$40,960	$46,640	$2,593,788	$2,640,428
Commercial and industrial	2,066	8	6,643	8,717	1,752,951	1,761,668
Commercial leases	714	—	734	1,448	157,447	158,895

Total commercial loans and leases	8,208	260	48,337	56,805	4,504,186	4,560,991
Direct installment	9,038	3,753	4,686	17,477	1,370,518	1,387,995
Residential mortgages	12,681	2,401	4,260	19,342	658,885	678,227
Indirect installment	5,653	471	1,060	7,184	642,517	649,701
Consumer lines of credit	1,737	1,076	412	3,225	829,443	832,668
Other	25	10	—	35	45,148	45,183

	$37,342	$7,971	$58,755	$104,068	$8,050,697	$8,154,765

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)	Current	Discount	Total Loans
Acquired Loans:
March 31, 2014
Commercial real estate	$23,180	$31,063	—	$54,243	$790,425	$(57,222)	$787,446
Commercial and industrial	726	5,296	—	6,022	119,541	(8,830)	116,733
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	23,906	36,359	—	60,265	909,966	(66,052)	904,179
Direct installment	1,112	957	—	2,069	76,628	1,921	80,618
Residential mortgages	8,514	20,886	—	29,400	452,306	(33,954)	447,752
Indirect installment	101	31	—	132	5,032	(593)	4,571
Consumer lines of credit	1,035	3,396	—	4,431	164,660	(7,473)	161,618
Other	—	—	—	—	—	—	—

	$34,668	$61,629	—	$96,297	$1,608,592	$(106,151)	$1,598,738

December 31, 2013
Commercial real estate	$13,637	$20,668	—	$34,305	$619,197	$(48,721)	$604,781
Commercial and industrial	1,860	1,899	—	3,759	124,415	(8,368)	119,806
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	15,497	22,567	—	38,064	743,612	(57,089)	724,587
Direct installment	1,447	1,178	—	2,625	74,917	1,699	79,241
Residential mortgages	11,464	19,298	—	30,762	412,704	(34,954)	408,512
Indirect installment	205	31	—	236	6,267	(617)	5,886
Consumer lines of credit	1,592	2,749	—	4,341	135,699	(6,937)	133,103
Other	—	—	—	—	—	—	—

	$30,205	$45,823	—	$76,028	$1,373,199	$(97,898)	$1,351,329

(1)	Past due information for loans acquired is based on the contractual balance outstanding at March 31, 2014 and December 31, 2013.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans by credit quality category, segregated by loans originated and loans acquired:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans:
March 31, 2014
Commercial real estate	$2,501,710	$70,417	$103,838	$1,187	$2,677,152
Commercial and industrial	1,688,867	97,558	61,642	265	1,848,332
Commercial leases	158,289	2,182	1,023	—	161,494

	$4,348,866	$170,157	$166,503	$1,452	$4,686,978

December 31, 2013
Commercial real estate	$2,476,988	$56,140	$106,599	$701	$2,640,428
Commercial and industrial	1,611,530	97,675	52,322	141	1,761,668
Commercial leases	155,991	1,945	959	—	158,895

	$4,244,509	$155,760	$159,880	$842	$4,560,991

Acquired Loans:
March 31, 2014
Commercial real estate	$575,859	$94,461	$111,306	$5,820	$787,446
Commercial and industrial	98,716	4,265	13,702	50	116,733
Commercial leases	—	—	—	—	—

	$674,575	$98,726	$125,008	$5,870	$904,179

December 31, 2013
Commercial real estate	$442,604	$74,315	$85,086	$2,776	$604,781
Commercial and industrial	100,743	6,182	12,866	15	119,806
Commercial leases	—	—	—	—	—

	$543,347	$80,497	$97,952	$2,791	$724,587

Credit quality information for acquired loans is based on the contractual balance outstanding at March 31, 2014 and December 31, 2013. The increase in acquired loans in 2014 primarily relates to the BCSB acquisition on February 15, 2014.

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
March 31, 2014
Direct installment	$1,374,893	$12,047	$1,386,940
Residential mortgages	674,077	13,961	688,038
Indirect installment	672,948	1,399	674,347
Consumer lines of credit	847,961	922	848,883
Other	59,212	—	59,212
December 31, 2013
Direct installment	$1,377,418	$10,577	$1,387,995
Residential mortgages	664,214	14,013	678,227
Indirect installment	648,499	1,202	649,701
Consumer lines of credit	832,071	597	832,668
Other	45,183	—	45,183

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

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Three Months Ended March 31, 2014
With no specific allowance recorded:
Commercial real estate	$36,987	$50,287	$—	$38,730
Commercial and industrial	4,972	6,613	—	6,136
Commercial leases	744	744	—	739

Total commercial loans and leases	42,703	57,644	—	45,605
Direct installment	12,047	12,150	—	11,312
Residential mortgages	13,961	14,507	—	88,787
Indirect installment	1,399	2,861	—	1,301
Consumer lines of credit	922	1,000	—	760
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	9,344	19,951	1,087	6,474
Commercial and industrial	181	190	181	152
Commercial leases	—	—	—	—

Total commercial loans and leases	9,525	20,141	1,268	6,626
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	46,331	70,238	1,087	45,204
Commercial and industrial	5,153	6,803	181	6,288
Commercial leases	744	744	—	739

Total commercial loans and leases	52,228	77,785	1,268	52,231
Direct installment	12,047	12,150	—	11,312
Residential mortgages	13,961	14,507	—	88,787
Indirect installment	1,399	2,861	—	1,301
Consumer lines of credit	922	1,000	—	760
Other	—	—	—	—

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Year Ended December 31, 2013
With no specific allowance recorded:
Commercial real estate	$40,472	$62,034	$—	$37,376
Commercial and industrial	7,301	8,669	—	8,304
Commercial leases	734	734	—	758

Total commercial loans and leases	48,507	71,437	—	46,438
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	3,603	3,818	701	14,379
Commercial and industrial	122	130	123	126
Commercial leases	—	—	—	—

Total commercial loans and leases	3,725	3,948	824	14,505
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	44,075	65,852	701	51,755
Commercial and industrial	7,423	8,799	123	8,430
Commercial leases	734	734	—	758

Total commercial loans and leases	52,232	75,385	824	60,943
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans with a recorded investment of $15,221 at March 31, 2014 and $22,192 at December 31, 2013. These tables do not reflect the additional allowance for loan losses relating to acquired loans in the following pools and categories: commercial real estate of $2,612; commercial and industrial of $817; direct installment of $906; residential mortgages of $504; and indirect installment of $257, totaling $5,096 at March 31, 2014 and commercial real estate of $3,093; commercial and industrial of $786; direct installment of $727; residential mortgages of $970 and indirect installment of $324, totaling $5,900 at December 31, 2013.

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

Following is a summary of the composition of total TDRs:

	March 31, 2014	December 31, 2013
Accruing:
Performing	$10,289	$10,220
Non-performing	19,384	18,698
Non-accrual	12,389	12,705

	$42,062	$41,623

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the three months ended March 31, 2014, the Corporation returned to performing status $3,194 in restructured loans, all of which were secured by residential mortgages that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $523 and $561 at March 31, 2014 and December 31, 2013, respectively, and pooled reserves for individual loans under $500 of $188 and $193 for those same respective periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,026 and $1,005 at March 31, 2014 and December 31, 2013, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$188	$188	5	$1,029	$905
Commercial and industrial	1	52	50	—	—	—
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	2	240	238	5	1,029	905
Direct installment	126	1,678	1,647	110	1,176	1,150
Residential mortgages	9	281	280	14	597	709
Indirect installment	7	17	16	10	56	56
Consumer lines of credit	7	255	255	9	173	172
Other	—	—	—	—	—	—

	151	$2,471	$2,436	148	$3,031	$2,992

Following is a summary of TDRs, by class of loans, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended March 31, 2014 (1)		Three Months Ended March 31, 2013 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	1	33
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	1	33
Direct installment	18	171	21	170
Residential mortgages	—	—	2	93
Indirect installment	1	—	4	18
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	19	$171	28	$314

(1)	The recorded investment is as of period end.

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

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended March 31, 2014
Commercial real estate	$32,548	$(2,223)	$299	$(1,924)	$7,910	$38,534
Commercial and industrial	32,603	(513)	370	(143)	(2,489)	29,971
Commercial leases	1,903	(87)	29	(58)	99	1,944

Total commercial loans and leases	67,054	(2,823)	698	(2,125)	5,520	70,449
Direct installment	17,824	(2,521)	267	(2,254)	1,060	16,630
Residential mortgages	5,836	(132)	4	(128)	(401)	5,307
Indirect installment	6,409	(802)	217	(585)	676	6,500
Consumer lines of credit	7,231	(323)	55	(268)	695	7,658
Other	530	(262)	5	(257)	306	579

Total allowance on originated loans	104,884	(6,863)	1,246	(5,617)	7,856	107,123

Purchased credit-impaired loans	1,000	(249)	—	(249)	(43)	708
Other acquired loans	4,900	9	286	295	(807)	4,388

Total allowance on acquired loans	5,900	(240)	286	46	(850)	5,096

Total allowance	$110,784	$(7,103)	$1,532	$(5,571)	$7,006	$112,219

Three Months Ended March 31, 2013
Commercial real estate	$34,810	$(2,287)	$1,427	$(860)	$6,062	$40,012
Commercial and industrial	31,849	(208)	356	148	(3,159)	28,838
Commercial leases	1,744	(57)	62	5	(53)	1,696

Total commercial loans and leases	68,403	(2,552)	1,845	(707)	2,850	70,546
Direct installment	15,130	(2,345)	233	(2,112)	2,082	15,100
Residential mortgages	5,155	(209)	29	(180)	3	4,978
Indirect installment	5,449	(810)	193	(617)	320	5,152
Consumer lines of credit	6,057	(342)	87	(255)	243	6,045
Other	—	(177)	—	(177)	860	683

Total allowance on originated loans	100,194	(6,435)	2,387	(4,048)	6,358	102,504

Purchased credit-impaired loans	759	(156)	—	(156)	(20)	583
Other acquired loans	3,421	(213)	204	(9)	1,203	4,615

Total allowance on acquired loans	4,180	(369)	204	(165)	1,183	5,198

Total allowance	$104,374	$(6,804)	$2,591	$(4,213)	$7,541	$107,702

Following is a summary of the individual and collective originated allowance for loan losses and corresponding loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
March 31, 2014
Commercial real estate	$1,087	$37,446	$2,677,152	$34,062	$2,643,090
Commercial and industrial	181	29,791	1,848,332	1,704	1,846,628
Commercial leases	—	1,945	161,494	—	161,494

Total commercial loans and leases	1,268	69,182	4,686,978	35,766	4,651,212
Direct installment	—	16,629	1,386,940	—	1,386,940
Residential mortgages	—	5,307	688,038	—	688,038
Indirect installment	—	6,500	674,347	—	674,347
Consumer lines of credit	—	7,658	848,883	—	848,883
Other	—	579	59,212	—	59,212

	$1,268	$105,855	$8,344,398	$35,766	$8,308,632

December 31, 2013
Commercial real estate	$701	$31,847	$2,640,428	$30,133	$2,610,295
Commercial and industrial	123	32,480	1,761,668	4,243	1,757,425
Commercial leases	—	1,903	158,895	—	158,895

Total commercial loans and leases	824	66,230	4,560,991	34,376	4,526,615
Direct installment	—	17,824	1,387,995	—	1,387,995
Residential mortgages	—	5,836	678,227	—	678,227
Indirect installment	—	6,409	649,701	—	649,701
Consumer lines of credit	—	7,231	832,668	—	832,668
Other	—	530	45,183	—	45,183

	$824	$104,060	$8,154,765	$34,376	$8,120,389

BORROWINGS

Following is a summary of short-term borrowings:

	March 31, 2014	December 31, 2013
Securities sold under repurchase agreements	$787,712	$841,741
Federal funds purchased	300,000	270,000
Subordinated notes	128,912	129,498

	$1,216,624	$1,241,239

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	March 31, 2014	December 31, 2013
Federal Home Loan Bank advances	$150,073	$50,076
Subordinated notes	85,679	84,637
Other subordinated debt	—	8,637
Convertible debt	—	578

	$235,752	$143,928

The Corporation’s banking affiliate has available credit with the FHLB of $3,574,396 of which $150,073 was used as of March 31, 2014. These advances are secured by loans collateralized by 1-4 family mortgages and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances ranged from 0.95% to 4.19% for the three months ended March 31, 2014 and 1.06% to 4.19% for the year ended December 31, 2013.

JUNIOR SUBORDINATED DEBT

The Corporation has three unconsolidated subsidiary trusts as of March 31, 2014 (collectively, the Trusts): F.N.B. Statutory Trust II, Omega Financial Capital Trust I and BCSB Capital Trust II. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I and BCSB Capital Trust II were assumed as a result of acquisitions.

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

During the first quarter of 2014, the Corporation redeemed $23,000 of the Corporation-issued TPS, including $6,500 that the Corporation assumed as a result of the BCSB acquisition. During 2013, the Corporation redeemed $130,000 of the Corporation-issued TPS. The Corporation proactively redeemed these Corporation-issued TPS, primarily using proceeds from the November 2013 capital raise, in anticipation of meeting the limitations as described above. Under applicable regulatory capital guidelines issued by the bank regulatory agencies, upon notice of redemption, the redeemed TPS no longer qualify as tier 1 capital for the Corporation. The BCSB Capital Trust II holders were redeemed and paid in full on April 7, 2014.

The following table provides information relating to the Trusts as of March 31, 2014:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	1.88%	Variable; LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,042	10/18/34	2.43%	Variable; LIBOR + 219 bps
BCSB Capital Trust II	10,000	310	10,310	10/07/33	3.24%	Variable; LIBOR + 300 bps

	$67,500	$2,089	$68,517

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

Risk Management Derivatives

The Corporation entered into interest rate derivative agreements in order to manage its net interest income by increasing the stability of the net interest income over a range of potential interest rate scenarios. Interest rate swaps are also used to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Gains and losses from hedge ineffectiveness recognized in the consolidated statement of comprehensive income were not material for the three months ended March 31, 2014.

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

At March 31, 2014, the Corporation was party to 318 swaps with customers with notional amounts totaling $840,190 and 284 swaps with derivative counterparties with notional amounts totaling $1,040,190.

Derivative assets are classified in the balance sheet under “other assets” and derivative liabilities are classified in the balance sheet under “other liabilities.” The following tables present information about derivative assets and derivative liabilities that are subject to enforceable master netting agreements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Offsetting of Derivative Assets:
March 31, 2014
Derivative assets subject to master netting arrangement:
Interest rate contracts	$2,172	—	$2,172
Equity contracts	41	—	41
Derivative assets not subject to master netting arrangement:
Interest rate contracts	31,079	—	31,079

Total derivative assets	$33,292	—	$33,292

December 31, 2013
Derivative assets subject to master netting arrangement:
Interest rate contracts	$3,547	—	$3,547
Equity contracts	32	—	32
Derivative assets not subject to master netting arrangement:
Interest rate contracts	29,738	—	29,738

Total derivative assets	$33,317	—	$33,317

Offsetting of Derivative Liabilities:
March 31, 2014
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$38,332	—	$38,332
Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	1,792	—	1,792
Equity contracts	41	—	41

Total derivative liabilities	$40,165	—	$40,165

December 31, 2013
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$40,323	—	$40,323
Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	3,014	—	3,014
Equity contracts	32	—	32

Total derivative liabilities	$43,369	—	$43,369

The following tables present a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Gross Amounts Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets:
March 31, 2014
Counterparty B	$17	$17	$—	$—
Counterparty D	246	246	—	—
Counterparty E	1,046	1,046	—	—
Counterparty F	233	233	—	—
Counterparty G	133	133	—	—
Counterparty I	405	405	—	—
Counterparty J	133	—	133	—

	$2,213	$2,080	$133	—

December 31, 2013
Counterparty B	$24	$24	$—	$—
Counterparty D	566	566	—	—
Counterparty E	1,696	1,696	—	—
Counterparty F	355	273	—	82
Counterparty G	251	251	—	—
Counterparty I	634	634	—	—
Counterparty J	53	—	53	—

	$3,579	$3,444	$53	$82

Derivative Liabilities:
March 31, 2014
Counterparty A	$4,682	$4,682	$—	$—
Counterparty B	3,005	3,005	—
Counterparty C	1,356	1,356	—	—
Counterparty D	8,855	8,855	—	—
Counterparty E	5,093	5,093	—	—
Counterparty F	15	15	—	—
Counterparty G	4,804	4,804	—	—
Counterparty H	2,119	—	—	2,119
Counterparty I	5,731	5,731	—	—
Counterparty J	2,672	—	2,672	—

	$38,332	$33,541	$2,672	$2,119

December 31, 2013
Counterparty A	$4,934	$4,934	$—	$—
Counterparty B	3,249	3,249	—	—
Counterparty C	1,431	1,431	—	—
Counterparty D	9,614	9,614	—	—
Counterparty E	6,257	6,257	—	—
Counterparty F	13	13	—	—
Counterparty G	5,309	5,309	—	—
Counterparty H	2,257	125	—	2,132
Counterparty I	5,649	5,649	—	—
Counterparty J	1,610	—	1,610	—

	$40,323	$36,581	$1,610	$2,132

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Three Months Ended
	Statement	March 31,
	Location	2014	2013
Interest Rate Products	Other income	$(14)	$136

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of March 31, 2014 and December 31, 2013, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $37,545 and $38,239, respectively. At March 31, 2014, the Corporation has posted collateral with derivative counterparties with a fair value of $35,068 and cash collateral of $3,472. At December 31, 2013, the Corporation had posted collateral with derivative counterparties with a fair value of $37,427 and cash collateral of $1,976. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $2,199 and $2,224 as of March 31, 2014 and December 31, 2013, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at March 31, 2014 and December 31, 2013 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	March 31, 2014	December 31, 2013
Commitments to extend credit	$3,103,359	$2,897,748
Standby letters of credit	118,281	114,298

At March 31, 2014, funding of 76.1% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). The grant date fair value of the restricted stock awards is equal to the price of the Corporation’s common stock on the grant date. For the three months ended March 31, 2014, the Corporation did not issue any restricted stock awards. For the three months ended March 31, 2013, the Corporation issued 295,705 restricted stock awards with aggregate weighted average grant date fair values of $3,472, under these Plans. As of March 31, 2014, the Corporation had available up to 2,467,326 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $532 and $1,083 for the three months ended March 31, 2014 and 2013, the tax benefit of which was $186 and $379, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Three Months Ended March 31,
	2014		2013
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,729,033	$10.23	1,913,073	$9.17
Granted	—	—	295,705	11.74
Net adjustment due to performance	(19,002)	8.48	—	—
Vested	(667,956)	9.01	(734,130)	7.90
Forfeited	(430)	10.69	(622)	9.23
Dividend reinvestment	9,612	13.01	12,008	11.78

Unvested awards outstanding at end of period	1,051,257	11.06	1,486,034	10.34

The total fair value of awards vested was $8,631 and $8,259 for the three months ended March 31, 2014 and 2013, respectively.

As of March 31, 2014, there was $4,159 of unrecognized compensation cost related to unvested restricted stock awards, including $56 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of March 31, 2014 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	262,189	789,068	1,051,257
Unrecognized compensation expense	$1,390	$2,769	$4,159
Intrinsic value	$3,516	$10,574	$14,090
Weighted average remaining life (in years)	1.91	2.02	1.99

Stock Options

The Corporation did not grant stock options during the three months ended March 31, 2014 or 2013. All outstanding stock options were granted at prices equal to the fair market value at the date of the grant, are primarily exercisable within ten years from the date of the grant and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 87,332 for the three months ended March 31, 2014. No stock options were exercised during the three months ended March 31, 2013.

The following table summarizes certain information concerning stock option awards:

	Three Months Ended March 31,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	533,524	$11.50	640,050	$13.21
Assumed from acquisition	304,785	5.77	—	—
Exercised	(87,332)	6.05	—	—
Forfeited	(48,172)	25.79	(263,589)	14.92

Options outstanding and exercisable at end of period	702,805	8.71	376,461	12.01

The intrinsic value of outstanding and exercisable stock options at March 31, 2014 was $3,012.

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

In conjunction with the Parkvale Financial Corporation (Parkvale) acquisition on January 1, 2012, the warrant issued by Parkvale to the UST under the CPP has been converted into a warrant to purchase up to 819,640 shares of the Corporation’s common stock. This warrant, which was recorded at its fair value on January 1, 2012, expires in 2018 and has an exercise price of $5.81 per share.

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

The net periodic benefit cost for the defined benefit plans includes the following components:

	Three Months Ended
	March 31,
	2014	2013
Service cost	$16	$18
Interest cost	1,596	1,427
Expected return on plan assets	(2,487)	(2,270)
Amortization:
Unrecognized net transition asset	(5)	(23)
Unrecognized prior service cost (credit)	2	2
Unrecognized loss	337	557

Net periodic pension cost	$(541)	$(289)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $2,570 and $2,335 for the three months ended March 31, 2014 and 2013, respectively.

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

At March 31, 2014, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at March 31, 2014, based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended
	March 31,
	2014	2013
Net income	$34,524	$28,538
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $5,681 and $(99)	10,550	(184)
Reversal of non-credit related losses on debt securities not expected to be sold, net of tax expense of $3,335	6,192	—
Reclassification adjustment for gains included in net income, net of tax expense of $3,311 and $239	(6,150)	(445)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,117 and $(373)	2,074	(694)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $117 and $188	217	349

Other comprehensive income (loss)	12,883	(974)

Comprehensive income	$47,407	$27,564

The following table presents changes in accumulated other comprehensive income, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Non-Credit Related Loss on Debt Securities not Expected to be Sold	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Three Months Ended March 31, 2014
Balance at beginning of period	$(11,874)	$(6,192)	$(6,586)	$(32,272)	$(56,924)
Other comprehensive income (loss) before reclassifications	10,550	6,192	2,074	217	19,033
Amounts reclassified from accumulated other comprehensive income	(6,150)	—	—	—	(6,150)

Net current period other comprehensive income (loss)	4,400	6,192	2,074	217	12,883

Balance at end of period	$(7,474)	$—	$(4,512)	$(32,055)	$(44,041)

The following table presents a summary of the reclassifications out of accumulated other comprehensive income:

Three Months Ended March 31, 2014

Details About Accumulated Other Comprehensive Income Component	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized net gains on securities available for sale (1)	$(9,461)	Net securities gains
	(3,311)	Tax expense

	$(6,150)

(1)	For additional detail related to unrealized net gains on securities available for sale and related amounts reclassified from accumulated other comprehensive income see the “Securities” note in this Report.

EARNINGS PER COMMON SHARE

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding net of unvested shares of restricted stock.

Diluted earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of shares of common stock outstanding, adjusted for the dilutive effect of potential common shares issuable for stock options, warrants and restricted shares, as calculated using the treasury stock method. Adjustments to the weighted average number of shares of common stock outstanding are made only when such adjustments dilute earnings per common share.

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended
	March 31,
	2014	2013
Net income	$34,524	$28,538
Preferred stock dividends	2,322	—

Net income available to common stockholders	$32,202	$28,538

Basic weighted average common shares outstanding	162,186,395	139,650,495
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,780,851	1,415,695

Diluted weighted average common shares outstanding	163,967,246	141,066,190

Earnings per common share:
Basic	$0.20	$0.20

Diluted	$0.20	$0.20

For the three months ended March 31, 2014 and 2013, 51,641 and 71,555 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Three Months Ended March 31	2014	2013
Interest paid on deposits and other borrowings	$10,576	$13,489
Income taxes paid	—	—
Transfers of loans to other real estate owned	4,849	3,271
Financing of other real estate owned sold	—	113

BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended March 31, 2014
Interest income	$106,691	$—	$25	$9,365	$1,799	$117,880
Interest expense	8,248	—	—	846	961	10,055
Net interest income	98,443	—	25	8,519	838	107,825
Provision for loan losses	5,296	—	—	1,457	253	7,006
Non-interest income	31,913	7,323	4,210	660	(2,036)	42,070
Non-interest expense	76,866	6,292	3,046	4,937	742	91,883
Intangible amortization	2,110	72	101	—	—	2,283
Income tax expense (benefit)	13,343	351	385	1,073	(953)	14,199
Net income (loss)	32,741	608	703	1,712	(1,240)	34,524
Total assets	14,299,543	19,542	19,954	182,018	(44,547)	14,476,510
Total intangibles	833,642	10,936	10,425	1,809	—	856,812
At or for the Three Months Ended March 31, 2013
Interest income	$94,051	$—	$28	$9,016	$2,023	$105,118
Interest expense	8,918	—	—	856	2,248	12,022
Net interest income	85,133	—	28	8,160	(225)	93,096
Provision for loan losses	5,820	—	—	1,527	194	7,541
Non-interest income	23,698	7,115	3,559	629	(1,389)	33,612
Non-interest expense	62,968	6,086	2,811	4,516	496	76,877
Intangible amortization	1,748	76	101	—	—	1,925
Income tax expense (benefit)	11,172	350	239	1,048	(982)	11,827
Net income (loss)	27,123	603	436	1,698	(1,322)	28,538
Total assets	11,816,414	18,520	19,141	175,710	(31,795)	11,997,990
Total intangibles	687,545	11,236	10,830	1,809	—	711,420

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At March 31, 2014, 99.8% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.2% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Assets measured at fair value
Available for sale debt securities:
U.S. government-sponsored entities	$—	$264,681	$—	$264,681
Residential mortgage-backed securities
Agency mortgage-backed securities	—	355,941	—	355,941
Agency collateralized mortgage obligations	—	609,752	—	609,752
Non-agency collateralized mortgage obligations	—	16	1,663	1,679
Commercial mortgage-backed securities	—	9,129	—	9,129
States of the U.S. and political subdivisions	—	14,505	—	14,505
Other debt securities	—	16,240	—	16,240

	—	1,270,264	1,663	1,271,927

Available for sale equity securities:
Financial services industry	558	1,106	414	2,078
Insurance services industry	65	—	—	65

	623	1,106	414	2,143

	623	1,271,370	2,077	1,274,070
Derivative financial instruments:
Trading	—	33,173	—	33,173
Not for trading	—	119	—	119

	—	33,292	—	33,292

	$623	$1,304,662	$2,077	$1,307,362

Liabilities measured at fair value
Derivative financial instruments:
Trading	—	$33,105	—	$33,105
Not for trading	—	7,060	—	7,060

	—	$40,165	—	$40,165

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets measured at fair value
Available for sale debt securities:
U.S. government-sponsored entities	$—	$330,985	$—	$330,985
Residential mortgage-backed securities
Agency mortgage-backed securities	—	250,881	—	250,881
Agency collateralized mortgage obligations	—	491,199	—	491,199
Non-agency collateralized mortgage obligations	—	18	1,744	1,762
States of the U.S. and political subdivisions	—	17,002	—	17,002
Collateralized debt obligations	—	—	31,595	31,595
Other debt securities	—	16,100	—	16,100

	—	1,106,185	33,339	1,139,524

Available for sale equity securities:
Financial services industry	584	1,067	410	2,061
Insurance services industry	65	—	—	65

	649	1,067	410	2,126

	649	1,107,252	33,749	1,141,650
Derivative financial instruments:
Trading	—	33,317	—	33,317
Not for trading	—	—	—	—

	—	33,317	—	33,317

	$649	$1,140,569	$33,749	$1,174,967

Liabilities measured at fair value
Derivative financial instruments:
Trading	—	$33,236	—	$33,236
Not for trading	—	10,133	—	10,133

	—	$43,369	—	$43,369

There were no transfers of assets or liabilities between the hierarchy levels for 2014. During 2013, the Corporation transferred out of Level 2 and Level 3 equity securities that now trade on NASDAQ. At December 31, 2013, the securities are classified as Level 1. Additionally during 2013, the Corporation transferred out of Level 3 and into Level 2 four single name TPS.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Three Months Ended March 31, 2014
Balance at beginning of period	$31,595	—	$410	$1,744	$33,749
Total gains (losses) – realized/unrealized:
Included in earnings	13,766	—	—	—	13,766
Included in other comprehensive income	5,608	—	4	4	5,616
Accretion included in earnings	657	—	—	1	658
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	(51,527)	—	—	—	(51,527)
Settlements	(99)	—	—	(86)	(185)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$—	—	$414	$1,663	$2,077

Year Ended December 31, 2013
Balance at beginning of period	$22,456	$6,892	$512	$2,705	$32,565
Total gains (losses) – realized/unrealized:
Included in earnings	—	78	—	—	78
Included in other comprehensive income	6,701	21	18	(35)	6,705
Accretion included in earnings	3,160	4	—	12	3,176
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	38	—	—	—	38
Sales/redemptions	—	(1,033)	—	—	(1,033)
Settlements	(760)	—	—	(938)	(1,698)
Transfers from Level 3	—	(5,962)	(120)	—	(6,082)
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$31,595	$—	$410	$1,744	$33,749

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

For the three months ended March 31, 2014 and 2013, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total gains included in earnings are in the net securities gains line item in the Consolidated Statements of Comprehensive Income.

In accordance with GAAP, from time to time, the Corporation measures certain assets at fair value on a non-recurring basis. These adjustments to fair value usually result from the application of the lower of cost or fair value accounting or write-downs of individual assets. Valuation methodologies used to measure these fair value adjustments were previously described. For assets measured at fair value on a non-recurring basis still held at the balance sheet date, the following table provides the hierarchy level and the fair value of the related assets or portfolios:

	Level 1	Level 2	Level 3	Total
March 31, 2014
Impaired loans	—	$9,422	$—	$9,422
Other real estate owned	—	1,373	3,286	4,659
December 31, 2013
Impaired loans	—	$3,235	$59	$3,294
Other real estate owned	—	4,485	14,957	19,442

Impaired loans measured or re-measured at fair value on a non-recurring basis during the three months ended March 31, 2014 had a carrying amount of $9,525 and an allocated allowance for loan losses of $1,268 at March 31, 2014. The allocated allowance is based on fair value of $9,422 less estimated costs to sell of $1,165. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $622, which was included in the provision for loan losses for the three months ended March 31, 2014.

OREO with a carrying amount of $4,946 was written down to $4,099 (fair value of $4,659 less estimated costs to sell of $560), resulting in a loss of $847, which was included in earnings for the three months ended March 31, 2014.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2014, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

	Carrying	Fair	Fair Value Measurements
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2014
Financial Assets
Cash and cash equivalents	$246,253	$246,253	$246,253	$—	$—
Securities available for sale	1,274,070	1,274,070	623	1,271,370	2,077
Securities held to maturity	1,420,446	1,418,994	—	1,412,618	6,376
Net loans, including loans held for sale	9,834,857	9,668,159	—	—	9,668,159
Bank owned life insurance	307,872	312,290	312,290	—	—
Derivative assets	33,292	33,292	—	33,292	—
Accrued interest receivable	37,199	37,199	37,199	—	—
Financial Liabilities
Deposits	10,938,736	10,948,821	8,161,249	2,787,572	—
Short-term borrowings	1,216,624	1,216,624	1,216,624	—	—
Long-term debt	235,752	238,381	—	—	238,381
Junior subordinated debt	68,517	69,465	—	—	69,465
Derivative liabilities	40,165	40,165	—	40,165	—
Accrued interest payable	6,539	6,539	6,539	—	—
December 31, 2013
Financial Assets
Cash and cash equivalents	$213,981	$213,981	$213,981	$—	$—
Securities available for sale	1,141,650	1,141,650	649	1,107,252	33,749
Securities held to maturity	1,199,169	1,189,563	—	1,182,671	6,892
Net loans, including loans held for sale	9,402,448	9,243,780	—	—	9,243,780
Bank owned life insurance	289,402	292,694	292,694	—	—
Derivative assets	33,317	33,317	—	33,317	—
Accrued interest receivable	35,520	35,520	35,520	—	—
Financial Liabilities
Deposits	10,198,232	10,208,268	7,592,159	2,616,109	—
Short-term borrowings	1,241,239	1,241,239	1,241,239	—	—
Long-term debt	143,928	145,995	—	—	145,995
Junior subordinated debt	75,205	70,442	—	—	70,442
Derivative liabilities	43,369	43,369	—	43,369	—
Accrued interest payable	7,061	7,061	7,061	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three-month period ended March 31, 2014. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014. The Corporation’s results of operations for the three months ended March 31, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	The impact on federal regulated agencies that have oversight or review of the Corporation’s business and securities activities.

•	Actions by the FRB, UST and other government agencies, including U.S. fiscal debt, budget and tax matters and those that impact money supply and market interest rates.

•	Changes in customers,’ suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or reversal of the current moderate economic recovery and uncertainty concerning unemployment levels.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Effect of changes in the level of checking or savings account deposits on the Corporation’s funding costs and net interest margin.

•	Ability to achieve expense management and revenue enhancement initiatives, including as a result of business and economic cyclicality, seasonality, changes in the operating environment, growth of the Corporation’s business and/or acquisitions, increased expenses/income restrictions related to regulatory changes and unexpected expenses related to litigation and other matters.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	The impact on fee income opportunities resulting from the limit imposed under the Durbin Amendment of the Dodd-Frank Act on the maximum permissible interchange fee that banks may collect from merchants for debit card transactions.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule and Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general and rapid technological developments and changes. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	Increased competition, whether due to consolidation among financial institutions; realignments or consolidation of branch offices, legal and regulatory developments, industry restructuring or other causes, can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues.

•	As demonstrated by the ANNB, PVF and BCSB acquisitions and the pending acquisition of OBA, the Corporation grows its business in part by acquiring from time to time other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties, involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders. In addition, with respect to the acquisitions of ANNB, PVF, BCSB and the pending acquisition of OBA, the Corporation may experience difficulties in expanding into a new market area, including retention of customers and key personnel of ANNB, PVF, BCSB and OBA.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

•	Failure in or breach of the Corporation’s operational or security system or infrastructure, or those of third party vendors or other service providers, including as a result of cyber-attacks.

The Corporation provides greater detail regarding some of these factors in the Risk Factors section of the 2013 Annual Report on Form 10-K and subsequent SEC filings. The Corporation’s forward-looking statements may also be subject to other risks and uncertainties, including those that may be discussed elsewhere in this Report or in SEC filings, accessible on the SEC’s website at www.sec.gov and on the Corporation’s website at www.fnbcorporation.com. The Corporation has included these web addresses as inactive textual references only. Information on these websites is not part of this document.

CRITICAL ACCOUNTING POLICIES

A description of the Corporation’s critical accounting policies is included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Corporation’s 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014 under the heading “Application of Critical Accounting Policies.” There have been no significant changes in critical accounting policies or the assumptions and judgments utilized in applying these policies since the year ended December 31, 2013.

OVERVIEW

The Corporation, headquartered in Hermitage, Pennsylvania, is a regional diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of March 31, 2014, the Corporation had 283 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 72 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of March 31, 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Net income available to common stockholders for the three months ended March 31, 2014 was $32.2 million or $0.20 per diluted common share, compared to net income available to common stockholders for the three months ended March 31, 2013 of $28.5 million or $0.20 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $14.7 million in net interest income, combined with an increase of $8.5 million in non-interest income and a decrease of $0.5 million in the provision for loan losses, partially offset by a $15.4 million increase in non-interest expense and a $2.3 million increase in preferred stock dividends. The results for the first quarter of 2014 reflect the BCSB, PVF and ANNB acquisitions that closed on February 15, 2014, October 12, 2013 and April 6, 2013, respectively, and included a total of $5.3 million in merger costs, primarily relating to the BCSB acquisition. The results for the first quarter of 2013 included $0.4 million in merger costs, primarily relating to the ANNB acquisition. Quarterly average common shares outstanding increased 22.9 million shares or 16.2% to 164.0 million shares for the first quarter of 2014, primarily as a result of the BCSB, PVF and ANNB acquisitions, combined with the common stock offering completed in November 2013.

For the three months ended March 31, 2014, the Corporation’s return on average equity was 7.65% and its return on average assets was 1.00%, compared to 8.20% and 0.96%, respectively, for the three months ended March 31, 2013. The Corporation’s return on average tangible equity was 14.57% and its return on average tangible assets was 1.11% for the first quarter of 2014, compared to 17.30% and 1.07%, respectively, for the same period of 2013. Average equity for the first quarter of 2014 reflects the impact of the BCSB, PVF and ANNB acquisitions, combined with the common and preferred stock offerings completed in November 2013.

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

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended March 31,
	2014	2013
Return on average tangible equity:
Net income (annualized)	$140,016	$115,739
Amortization of intangibles, net of tax (annualized)	6,018	5,076

	$146,034	$120,815

Average total stockholders’ equity	$1,829,601	$1,410,827
Less: Average intangibles	(827,344)	(712,467)

	$1,002,257	$698,360

Return on average tangible equity	14.57%	17.30%

Return on average tangible assets:
Net income (annualized)	$140,016	$115,739
Amortization of intangibles, net of tax (annualized)	6,018	5,076

	$146,034	$120,815

Average total assets	$13,989,304	$12,004,759
Less: Average intangibles	(827,344)	(712,467)

	$13,161,960	$11,292,291

Return on average tangible assets	1.11%	1.07%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest earning assets:
Interest bearing deposits with banks	$46,193	$26	0.23%	$30,071	$14	0.19%
Taxable investment securities (1)	2,346,808	12,450	2.07	2,084,966	10,597	1.98
Non-taxable investment securities (2)	149,611	1,996	5.34	169,421	2,337	5.52
Residential mortgage loans held for sale	4,844	136	11.16	32,357	280	3.46
Loans (2) (3)	9,695,742	104,994	4.39	8,156,278	93,631	4.64

Total interest earning assets (2)	12,243,198	119,602	3.95	10,473,093	106,859	4.12

Cash and due from banks	189,619			172,969
Allowance for loan losses	(110,385)			(104,838)
Premises and equipment	160,111			138,694
Other assets	1,506,761			1,324,841

Total Assets	$13,989,304			$12,004,759

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$4,099,093	1,515	0.15	$3,649,049	1,502	0.17
Savings	1,494,248	172	0.05	1,244,250	168	0.05
Certificates and other time	2,695,067	5,462	0.82	2,493,703	6,595	1.07
Customer repurchase agreements	827,851	462	0.22	806,806	485	0.24
Other short-term borrowings	390,707	732	0.75	208,541	622	1.19
Long-term debt	217,894	1,071	1.99	91,134	774	3.44
Junior subordinated debt	76,048	641	3.42	204,025	1,876	3.73

Total interest-bearing liabilities (2)	9,800,908	10,055	0.42	8,697,508	12,022	0.56

Non-interest bearing demand	2,222,786			1,744,465
Other liabilities	136,009			151,959

Total Liabilities	12,159,703			10,593,932
Stockholders’ equity	1,829,601			1,410,827

Total Liabilities and Stockholders’ Equity	$13,989,304			$12,004,759

Excess of interest earning assets over interest-bearing liabilities	$2,442,290			$1,775,585

Fully tax-equivalent net interest income		109,547			94,837
Tax-equivalent adjustment		(1,722)			(1,741)

Net interest income		$107,825			$93,096

Net interest spread			3.53%			3.56%

Net interest margin (2)			3.62%			3.66%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended March 31, 2014, net interest income, which comprised 71.9% of net revenue (net interest income plus non-interest income) compared to 73.5% for the same period in 2013, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $14.7 million or 15.5% from $94.8 million for the first quarter of 2013 to $109.5 million for the first quarter of 2014. Average earning assets increased $1.7 billion or 16.9% and average interest-bearing liabilities increased $1.1 million or 12.7% from 2013 due to the acquisitions of BCSB, PVF and ANNB, combined with organic growth in loans and deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.62% for the first quarter of 2014, compared to 3.66% for the same period of 2013, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment. Additionally, 3 basis points of the 4 basis point narrowing of the net interest margin was attributable to lower accretable yield benefit on acquired loans. Details on changes in tax equivalent net interest income attributed to changes in interest earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest earning assets and interest-bearing liabilities and changes in the rates for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$9	$3	$12
Securities	1,166	346	1,512
Residential mortgage loans held for sale	(384)	240	(144)
Loans	17,725	(6,362)	11,363

	18,516	(5,773)	12,743

Interest Expense
Deposits:
Interest bearing demand	242	(229)	13
Savings	31	(27)	4
Certificates and other time	495	(1,628)	(1,133)
Customer repurchase agreements	12	(35)	(23)
Other short-term borrowings	100	10	110
Long-term debt	728	(431)	297
Junior subordinated debt	(1,090)	(145)	(1,235)

	518	(2,485)	(1,967)

Net Change	$17,998	$(3,288)	$14,710

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $119.6 million for the first quarter of 2014, increased $12.7 million or 11.9% from the same quarter of 2013, primarily due to increased earning assets, partially offset by lower yields. During the first quarter of 2014 and 2013, the Corporation recognized a benefit of $0.6 million and $1.3 million, respectively, in accretable yield on acquired loans. The increase in earning assets was primarily driven by a $1.5 billion or 18.9% increase in average loans, including $588.5 million or 7.2% of organic growth, $156.3 million in average loans added in the BCSB acquisition, $535.7 million in average loans added in the PVF acquisition and $258.9 million in average loans added in the ANNB acquisition. The yield on earning assets decreased 17 basis points from the first quarter of 2013 to 3.95% for the first quarter of 2014, reflecting the decreases in market interest rates, competitive pressures and the above-mentioned changes in accretable yield benefit on acquired loans.

Interest expense of $10.1 million for the first quarter of 2014 decreased $2.0 million or 16.4% from the same quarter of 2013 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 14 basis points to 0.42% for the first quarter of 2014, compared to 0.56% for the first quarter of 2013, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $1.4 billion or 14.1%, including $71.7 million or 0.7% of organic growth, $263.1 million added in the BCSB acquisition, $707.6 million added in the PVF acquisition and $358.3 million added in the ANNB acquisition.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $7.0 million during the first quarter of 2014 decreased $0.5 million from the same period of 2013, primarily due to a decrease of $2.0 million in the provision for the acquired portfolio, partially offset by an increase of $1.5 million in the provision for the originated portfolio. During the first quarter of 2014, net charge-offs were $5.6 million, or 0.23% (annualized) of average loans, compared to $4.2 million, or 0.21% (annualized) of average loans, for the same period of 2013, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.13% and 1.31% at March 31, 2014 and 2013, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the BCSB, PVF and ANNB acquisitions without a corresponding allowance for loan losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $42.1 million for the first quarter of 2014 increased $8.5 million or 25.2% from the same period of 2013. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $15.3 million for the first quarter of 2014 decreased $1.1 million or 6.9% from the same period of 2013, primarily due to a decrease of $2.3 million in interchange fees as the Corporation became subject to the new rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Other service charges increased $1.0 million over this same period, reflecting the impact of organic growth and the expanded customer base due to the BCSB, PVF and ANNB acquisitions. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Trust fees of $4.8 million for the three months ended March 31, 2014 increased $0.7 million or 16.6% from the same period of 2013, primarily driven by cross-selling efforts collaborating with internal business partners, added sales professionals and improved market conditions. The market value of assets under management increased $363.4 million or 12.6% to $3.2 billion over this same period as a result of organic growth and improved stock market conditions.

Insurance commissions and fees of $4.9 million for the three months ended March 31, 2014 increased $0.5 million or 11.6% from the same period of 2013, primarily due to the implementation of revenue-enhancing strategies and initiatives.

Securities commissions of $2.4 million for the first quarter of 2014 decreased $0.6 million or 18.8% from the same period of 2013 primarily due to a system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area.

Net securities gains were $9.5 million for the first quarter of 2014, compared to $0.7 million for the first quarter of 2013. During the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled TPS with net proceeds of $51.5 million and a gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a loss of $4.3 million relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated leverageable capital to support future growth.

Mortgage banking revenue, which is primarily derived from the gain on sale of loans, was $0.2 million for the first quarter of 2014 and decreased $0.9 million from the same period of 2013 due to lower volume and an increase in the amortization of mortgage servicing rights. During the first quarter of 2014, the Corporation sold $22.6 million of residential mortgage loans, compared to $68.2 million for the same period of 2013, as part of its ongoing strategy of generally selling 30-year residential mortgage loans. The volume decrease is an industry-wide trend as refinance activity has greatly diminished.

Income from BOLI of $2.2 million for the first three months of 2014 increased $0.5 million or 33.6% from the first three months of 2013, primarily as a result of continued management actions designed to improve performance, along with additional policies acquired in the BCSB, PVF and ANNB acquisitions.

Other non-interest income of $2.8 million for the first quarter of 2014 increased $0.5 million or 21.1% from the same period of 2013. During the first quarter of 2014, the Corporation recognized a $0.7 million gain on the sale of impaired commercial loans. Additionally, during the first quarter of 2014, the Corporation recorded $0.4 million more in dividends on non-marketable equity securities and $0.3 million more in fees earned through its commercial loan interest rate swap program compared to the same quarter of 2013. Partially offsetting these increases in other non-interest income is a gain of $0.6 million recognized during the first quarter of 2013 relating to the successful harvesting of a mezzanine financing relationship by its merchant banking subsidiary.

Non-Interest Expense

Total non-interest expense of $94.2 million for the first quarter of 2014 increased $15.4 million or 19.5% from the same period of 2013. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from BCSB, PVF and ANNB.

Salaries and employee benefits of $49.0 million for the three months ended March 31, 2014 increased $5.0 million or 11.5% from the same period of 2013. This increase primarily relates to the BCSB, PVF and ANNB acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2014. Additionally, the Corporation recorded a net charge of $1.9 million during the first quarter of 2014 relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $15.4 million for the first quarter of 2014 increased $3.2 million or 26.2% from the same period of 2013, primarily resulting from the BCSB, PVF and ANNB acquisitions, combined with an increase in equipment depreciation expense due to upgrades to incorporate new technology, primarily relating to online and mobile banking applications and an increase in snow removal expense resulting from severe weather conditions throughout the Corporation’s market area.

Amortization of intangibles expense of $2.3 million for the first quarter of 2014 increased $0.4 million or 18.6% from the same period of 2013, primarily due to core deposit intangibles recorded as a result of the BCSB, PVF and ANNB acquisitions.

Outside services expense remained the same at $7.2 million for both the three months ended March 31, 2014 and 2013. For the first quarter of 2014, compared to the same quarter of 2013, consulting fees decreased $0.8 million due to a refund of $0.4 million of previously paid fees for system enhancements, while other outside services, legal expenses and insurance expenses increased $0.5 million, $0.2 million and $0.1 million, respectively, primarily resulting from the BCSB, PVF and ANNB acquisitions and costs related to compliance with new regulations, including capital stress testing.

Federal Deposit Insurance Corporation (FDIC) insurance of $3.0 million for the first quarter of 2014 increased $0.6 million or 26.7% from the same period of 2013, primarily due to an increased asset base resulting from the acquisitions of PVF and ANNB.

The Corporation recorded $5.3 million in merger-related costs associated with the BCSB acquisition during the first quarter of 2014. Merger-related costs recorded during the same period of 2013 in conjunction with the ANNB acquisition were $0.4 million.

Other non-interest expense increased $1.1 million to $12.0 million for the first quarter of 2014, compared to $10.9 million for the first quarter of 2013. For the first quarter of 2014 compared to the same quarter of 2013, OREO expense increased $0.6 million as the 2013 period was low due to gains on sale of OREO properties absent in 2014, state taxes increased $0.5 million resulting from a higher assessment base related to state tax code changes and supplies increased $0.4 million primarily due to the BCSB, PVF and ANNB acquisitions. These increases were partially offset by a decrease of $0.4 million in marketing expenses due to strategically lower spending during the first three months of 2014.

Income Taxes

The Corporation’s income tax expense of $14.2 million for the first quarter of 2014 increased $2.4 million or 20.1% from the same period of 2012. The effective tax rate of 29.1% for the first quarter of 2014 decreased slightly from 29.3% for the same period of 2013, reflecting the benefit of tax credits. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

FNBPA generates liquidity from its normal business operations. Liquidity sources from assets include payments from loans and investments, as well as the ability to securitize, pledge or sell loans, investment securities and other assets. Liquidity sources from liabilities are generated primarily through the banking offices of FNBPA in the form of deposits and customer repurchase agreements. The Corporation also has access to reliable and cost-effective wholesale sources of liquidity. Short- and long-term funds can be acquired to help fund normal business operations, as well as to serve as contingency funding in the event that the Corporation would be faced with a liquidity crisis.

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few quarters. These include strong earnings, a consistent dividend and capital actions. The capital actions include the raising of $161.3 million via the issuance of common and preferred equity during the fourth quarter of 2013. These proceeds were utilized to redeem various TPS obligations of the Corporation totaling $138.0 million, with $115.0 million occurring during the fourth quarter of 2013 and $23.0 million occurring during the first quarter of 2014. The positive results of these strategies can be seen in the parent’s cash position as it has increased from $103.3 million at September 31, 2013 to $145.9 million at December 31, 2013 and decreased to $119.9 million at March 31, 2014.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.1 times at March 31, 2014 and 2.2 times at December 31, 2013. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 12.7 months at March 31, 2014 and 15.2 months at December 31, 2013. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes increased $0.5 million or 0.2% during the first three months of 2014 to $214.6 million at March 31, 2014.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Period-end transaction deposits and customer repurchase agreements organically grew $230.0 million, or 10.8% annualized for the first quarter of 2014, and represent 76.0% of total deposits and customer repurchase agreements at March 31, 2014. Total deposits and customer repurchase agreements organically increased $160.2 million or 5.8% for the first quarter of 2014 as the solid growth in lower cost, relationship-based accounts was offset by a continued planned decline in time deposits. Time deposits organically declined $70.1 million or 10.7% over this same period, reflecting the plan to reduce these accounts due to the Corporation’s strong liquidity position and customers shifting to lower cost transactional products.

FNBPA had unused wholesale credit availability of $4.9 billion or 34.4% of bank assets at March 31, 2014 and $4.8 billion or 35.6% of bank assets at December 31, 2013. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be sold to meet funding needs. These securities totaled $926.0 million, or 6.5% of total assets and $533.1 million, or 4.0% of total assets as of March 31, 2014 and December 31, 2013, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of March 31, 2014 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (0.2)% and (1.1)% as of March 31, 2014 and December 31, 2013, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$281,009	$444,897	$606,323	$1,128,444	$2,460,673
Investments	89,511	80,592	114,111	196,529	480,743

	370,520	525,489	720,434	1,324,973	2,941,416
Liabilities
Non-maturity deposits	74,073	148,146	222,220	444,439	888,878
Time deposits	160,784	298,864	460,235	636,366	1,556,249
Borrowings	319,364	38,610	59,068	107,254	524,296

	554,221	485,620	741,523	1,188,059	2,969,423
Period Gap (Assets – Liabilities)	$(183,701)	$39,869	$(21,089)	$136,914	$(28,007)

Cumulative Gap	$(183,701)	$(143,832)	$(164,921)	$(28,007)

Cumulative Gap to Total Assets	(1.3)%	(1.0)%	(1.1)%	(0.2)%

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

Interest rate risk is comprised of repricing risk, basis risk, yield curve risk and options risk. Repricing risk arises from differences in the cash flow or repricing between asset and liability portfolios. Basis risk arises when asset and liability portfolios are related to different market rate indexes, which do not always change by the same amount. Yield curve risk arises when asset and liability portfolios are related to different maturities on a given yield curve; when the yield curve changes shape, the risk position is altered. Options risk arises from “embedded options” within asset and liability products as certain borrowers have the option to prepay their loans when rates fall, while certain depositors can redeem their certificates of deposit early when rates rise.

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

The following repricing gap analysis (in thousands) as of March 31, 2014 compares the difference between the amount of interest earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$3,349,754	$896,554	$538,825	$928,282	$5,713,415
Investments	94,230	93,018	133,662	258,567	579,477

	3,443,984	989,572	672,487	1,186,849	6,292,892
Liabilities
Non-maturity deposits	2,555,891	—	—	—	2,555,891
Time deposits	168,783	300,162	460,938	637,367	1,567,250
Borrowings	1,082,889	29,961	13,845	16,809	1,143,504

	3,807,563	330,123	474,783	654,176	5,266,645
Off-balance sheet	(200,000)	—	—	—	(200,000)
Period Gap (assets – liabilities + off-balance sheet)	$(563,579)	$659,449	$197,704	$532,673	$826,247

Cumulative Gap	$(563,579)	$95,870	$293,574	$826,247

Cumulative Gap to Assets	(3.9)%	0.7%	2.0%	5.7%

The twelve-month cumulative repricing gap to total assets was 5.7% and 5.5% as of March 31, 2014 and December 31, 2013, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of March 31, 2014.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	March 31, 2014	December 31, 2013	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.9%	3.5%	n/a
+ 200 basis points	2.8%	2.5%	(5.0)%
+ 100 basis points	1.4%	1.1%	(5.0)%
- 100 basis points	(2.7)%	(2.1)%	(5.0)%
Economic value of equity:
+ 300 basis points	(0.5)%	(2.6)%	(25.0)%
+ 200 basis points	0.6%	(1.5)%	(15.0)%
+ 100 basis points	1.3%	(0.5)%	(10.0)%
- 100 basis points	(4.1)%	(4.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 2.8% at March 31, 2014 and 2.5% at December 31, 2013.

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

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 58.4% and 59.9% of total loans as of March 31, 2014 and December 31, 2013, respectively. This decrease was mainly due to the acquisition of BCSB. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be slightly longer given the asset sensitive nature of its balance sheet. At March 31, 2014, the portfolio duration was 3.6 versus a 3.3 level at December 31, 2013. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of March 31, 2014, the commercial swaps totaled $839.0 million of notional principal, with $45.5 million in notional swap principal originated during 2014. The success of the aforementioned tactics has resulted in an asset-sensitive position. During the first quarter of 2014, long-term interest rates decreased slightly causing cash flows from certain mortgage-related portfolios to shorten slightly, which contributed to an increase in the asset-sensitive interest rate risk position during the first quarter of 2014. The addition of BCSB providing less rate sensitive deposits, and the borrowing of two FHLB advances also contributed to the change in the interest rate risk position. These increases in the net asset-sensitivity position were slightly offset by a slight increase in the use of overnight borrowings compared to the prior quarter. In order to manage the interest rate risk position and generate incremental earnings, between December 2012 and August 2013 the Corporation entered into four separate interest rate derivative agreements totaling $200.0 million of notional principal in swaps which pay a variable interest rate and receive a fixed interest rate. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in this Report.

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

As noted above, the Corporation’s principal subsidiary, FNBPA, has a Risk Management Committee comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across the Corporation. The Operational Risk Committee is responsible for evaluating and approving appropriate remediation efforts to address identified operational risks. The Operational Risk Committee provides periodic reports concerning operational risks to the FNBPA Risk Management Committee. The FNBPA Risk Management Committee reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise-wide risk profile of the Corporation and other significant risk management issues. The Corporation’s Chief Risk Officer is responsible for the design and implementation of the Corporation’s enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. FNBPA’s Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring FNBPA’s compliance with applicable laws and regulations. Further, the Corporation’s audit function performs an independent assessment of the Corporation’s internal controls environment and plays an integral role in testing the operation of internal controls systems and reporting findings to management and the Corporation’s Audit Committee. Both the Corporation’s Risk Committee and Audit Committee regularly report on risk-related matters to the Corporation’s Board of Directors. In addition, both the Corporation’s Risk Committee and FNBPA’s Risk Management Committee regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;

•	enables the Board of Directors to understand the businesses, investments and financial, accounting, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and

•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	March 31, 2014	December 31, 2013
Non-interest bearing demand	$2,353,444	$2,200,081
Interest bearing demand	4,238,715	3,968,679
Savings	1,569,090	1,423,399
Certificates of deposit and other time deposits	2,777,487	2,606,073

Total deposits	10,938,736	10,198,232
Customer repurchase agreements	787,712	841,741

Total deposits and customer repurchase agreements	$11,726,448	$11,039,973

Total deposits and customer repurchase agreements increased by $686.5 million, or 6.2%, to $11.7 billion at March 31, 2014, compared to December 31, 2013, primarily as a result of the acquisition of BCSB combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest bearing and interest bearing) and savings accounts, partially offset by a decrease in customer repurchase agreements and the continued planned decline in time deposits. Generating growth in relationship-based transaction deposits and customer repurchase agreements remains a key focus of the Corporation.

NON-PERFORMING ASSETS

Credit quality for the first three months of 2014 reflects continued solid performance by the Corporation. During the first three months of 2014, non-performing loans and OREO increased $4.5 million, from $118.1 million at December 31, 2013 to $122.6 million at March 31, 2014, primarily as the result of increases of $1.3 million in non-accrual loans, $0.7 million in TDRs and $2.5 million in OREO. The increase in non-accrual loans was primarily due to migration within the consumer loan portfolios, the increase in TDRs was primarily attributed to loans secured by residential mortgages and the increase in OREO was a result of the BCSB acquisition.

Following is a summary of non-performing loans, by class (in thousands):

	March 31, 2014	December 31, 2013
Commercial real estate	$45,931	$43,648
Commercial and industrial	4,420	6,683
Commercial leases	744	734

Total commercial loans and leases	51,095	51,065
Direct installment	13,346	10,577
Residential mortgages	12,662	14,012
Indirect installment	1,399	1,202
Consumer lines of credit	921	597
Other	—	—

	$79,423	$77,453

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
March 31, 2014
Commercial real estate	$24	$2,546	$10,286	$12,856
Commercial and industrial	744	226	235	1,205
Commercial leases	—	—	—	—

Total commercial loans and leases	768	2,772	10,521	14,061
Direct installment	5,018	6,941	1,018	12,977
Residential mortgages	4,295	9,141	776	14,212
Indirect installment	—	140	74	214
Consumer lines of credit	208	390	—	598
Other	—	—	—	—

	$10,289	$19,384	$12,389	$42,062

December 31, 2013
Commercial real estate	$24	$2,688	$10,435	$13,147
Commercial and industrial	749	40	237	1,026
Commercial leases	—	—	—	—

Total commercial loans and leases	773	2,728	10,672	14,173
Direct installment	5,404	5,891	1,070	12,365
Residential mortgages	3,743	9,752	883	14,378
Indirect installment	—	142	80	222
Consumer lines of credit	300	185	—	485
Other	—	—	—	—

	$10,220	$18,698	$12,705	$41,623

ALLOWANCE FOR LOAN LOSSES

Commercial loans are individually risk-rated by the loan relationship manager, approved by the appropriate loan authority or committee and reviewed on an ongoing basis by the Loan Review department. In general, commercial loan risk ratings are affirmed at least annually. Troubled, classified and non-performing loans and borrowers are reviewed more frequently by the Special Attention Credit Committee. Impaired commercial relationships with exposures greater than or equal to $500 thousand are subject to specific measurement of impairment and the establishment of an ASC 310 specific reserve, if any. These reserve allocations are generally collateral dependent. Consumer and residential real estate loans are generally reviewed in the aggregate due to their homogeneous nature. Non-account specific ASC 450 reserve allocations, along with allocations to impaired loan relationships under $500 thousand, are applied a quantitative loss factor in a pool based on migration analysis for commercial loans, roll-rate analysis for consumer and residential loans and the qualitative factors described below.

Management evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the quantitative analyses described above. Historical loss rates for each loan category may be adjusted for levels of and trends in loan volumes, large exposures, charge-offs, recoveries, delinquency, non-performing and other impaired loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; mergers and acquisitions; weighted average risk ratings; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of allowance for loan losses include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. The determination of this component of the allowance for loan losses is particularly dependent on the judgment of management.

The allowance for loan losses at March 31, 2014 increased $1.4 million or 1.3% from December 31, 2013, primarily due to growth in originated loans and, to a lesser extent, to support the acquired portfolio. The provision for loan losses during the three months ended March 31, 2014 was $7.0 million, covering net charge-offs of $5.6 million with the remainder supporting originated loan growth and the acquired portfolios. The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio decreased from 93.15% as of December 31, 2013 to 91.50% as of March 31, 2014.

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

	At or For the Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013
Non-performing loans/total originated loans	0.95%	0.95%	1.11%
Non-performing loans + OREO/total originated loans + OREO	1.46%	1.44%	1.59%
Allowance for loan losses (originated loans)/total originated loans	1.28%	1.29%	1.39%
Net charge-offs on originated loans (annualized)/total average originated loans	0.28%	0.30%	0.22%

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. During November 2013, the Corporation issued 4,693,876 common shares and 4,435,080 Depositary Shares (each representing a 1/40th interest in the Non-Cumulative Perpetual Preferred Stock, Series E) in public equity offerings under this registration statement. These equity offerings increased the Corporation’s capital by $161.3 million.

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

The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements and future merger and acquisition activity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Corporation’s management believes that, as of March 31, 2014 and December 31, 2013, the Corporation and FNBPA met all “well capitalized” requirements to which each of them was subject.

As of March 31, 2014, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During June 2013, $15.0 million of the Corporation-issued TPS was repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. During the fourth quarter of 2013 and the first quarter of 2014, the Corporation redeemed $138.0 million of the Corporation-issued TPS using proceeds raised in conjunction with its capital raise completed in November 2013. The regulatory capital ratios at March 31, 2014 reflect these decreases in TPS, with remaining TPS included in tier 1 capital totaling $67.5 million. Additionally, during the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled TPS, which strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated leverageable capital to support future growth.

Following are the capital ratios as of March 31, 2014 and December 31, 2013 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
F.N.B. Corporation
Total capital to risk-weighted assets	$1,301,801	12.6%	$1,032,629	10.0%	$826,103	8.0%
Tier 1 capital to risk-weighted assets	1,164,698	11.3	619,578	6.0	413,052	4.0
Leverage ratio	1,164,698	8.8	658,886	5.0	527,108	4.0
FNBPA
Total capital to risk-weighted assets	1,208,628	11.9	1,017,218	10.0	813,774	8.0
Tier 1 capital to risk-weighted assets	1,102,023	10.8	610,331	6.0	406,887	4.0
Leverage ratio	1,102,023	8.5	649,934	5.0	519,947	4.0
December 31, 2013
F.N.B. Corporation
Total capital to risk-weighted assets	$1,258,312	12.5%	$1,009,952	10.0%	$807,962	8.0%
Tier 1 capital to risk-weighted assets	1,117,956	11.1	605,971	6.0	403,981	4.0
Leverage ratio	1,117,956	8.8	634,527	5.0	507,622	4.0
FNBPA
Total capital to risk-weighted assets	1,144,510	11.5	995,524	10.0	796,419	8.0
Tier 1 capital to risk-weighted assets	1,035,659	10.4	597,314	6.0	398,210	4.0
Leverage ratio	1,035,659	8.3	623,921	5.0	499,137	4.0

DODD-FRANK WALL STREET REFORM AND CONSUMER PROTECTION ACT

On July 21, 2010, the Dodd-Frank Act became law. The Dodd-Frank Act broadly affects the financial services industry by establishing a framework for systemic risk oversight, creating a resolution authority for institutions determined to be systemically important, mandating higher capital and liquidity requirements, requiring banks to pay increased fees to regulatory agencies and containing numerous other provisions aimed at strengthening the sound operation of the financial services sector that will fundamentally change the system of regulatory oversight as described in more detail under Part I, Item 1, “Business—Government Supervision and Regulation” included in the Corporation’s 2013 Annual Report on Form 10-K as filed with the SEC on February 28, 2014. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Corporation or across the financial services industry.

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. The Corporation’s total assets exceeded $10 billion on December 31, 2012. As a result, the Corporation was subject to the new rules regarding debit card interchange fees as of July 1, 2013. The Corporation’s revenue earned from debit card interchange fees was $2.8 million for the first three months of 2014, a decrease of $2.3 million from the same period of 2013. This revenue could decrease by approximately $10.0 million on an annual basis; however, the Corporation is deploying various revenue enhancement and expense reduction strategies designed to mitigate this impact on debit card interchange fees.

On June 10, 2013, the Corporation became subject to the clearing requirement under the Dodd-Frank Act whereby it is now required to centrally clear certain interest rate swaps. A cleared swap is subject to continuous collateralization of swap obligations, real-time reporting, additional agreements and other regulatory constraints.

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

Following are some of the key provisions resulting from the final rule:

•	revises the components of regulatory capital to phase out certain TPS for banking organizations with greater than $15.0 billion in total assets. Through organic growth and acquisitions, the Corporation expects to exceed the $15.0 threshold by the end of the first quarter of 2015 when the phase-in period begins;

•	adds a new minimum common equity Tier 1 (CET1) ratio of 4.5% of risk-weighted assets;

•	implements a new capital conservation buffer of CET1 equal to 2.5% of risk-weighted assets, which will be in addition to the 4.5% CET1 ratio and phased in over a three-year period beginning January 1, 2016;

•	increases the minimum Tier 1 capital ratio requirement from 4.0% to 6.0%:

•	revises the prompt corrective action thresholds;

•	retains the existing risk-based capital treatment for 1-4 family residential mortgages;

•	increases capital requirements for past-due loans, high volatility commercial real estate exposures and certain short-term loan commitments;

•	expands the recognition of collateral and guarantors in determining risk-weighted assets;

•	removes references to credit ratings consistent with the Dodd-Frank Act and establishes due diligence requirements for securitization exposures.

The final rule, which becomes effective January 1, 2015 for the Corporation, includes a phase-in period through January 1, 2019 for several provisions of the rule, including the new minimum capital ratio requirements and the capital conservation buffer.

In October 2012, the FRB issued rules requiring companies with total consolidated assets of more than $10 billion to conduct annual company-run stress tests pursuant to the Dodd-Frank Act (DFAST). In July 2013, the FRB issued proposed supervisory guidance for implementing the DFAST rules for banking organizations with total consolidated assets of more than $10 billion but less than $50 billion. The DFAST guidelines and rules build upon the May 2012 stress testing guidance issued by the FRB, Supervisory Guidance on Stress Testing for Banking Organizations with More Than $10 Billion in Total Consolidated Assets (SR Letter 12-7). The Corporation is subject to these supervisory rules and guidelines and conducted its annual company-run stress tests with results reported to the FRB by March 31, 2014. Also, FNBPA is subject to stress testing rules and guidelines under the Office of the Comptroller of the Currency (OCC). The OCC has advised that it will consult closely with the FRB to provide common stress scenarios which can be utilized at both the depository institution and bank holding company levels.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is provided under the caption Market Risk in Part I, Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations and is incorporated herein by reference. There are no material changes in the information provided under Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” included in the Corporation’s 2013 Annual Report on Form 10-K as filed with the SEC on February  28, 2014.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Corporation’s management, with the participation of the Corporation’s principal executive and financial officers, evaluated the Corporation’s disclosure controls and procedures (as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the Corporation’s management, including the Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), concluded that, as of the end of the period covered by this quarterly report, the Corporation’s disclosure controls and procedures were effective as of such date at the reasonable assurance level as discussed below to ensure that information required to be disclosed by the Corporation in the reports it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Corporation’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended March 31, 2014, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

There are no material changes from any of the risk factors previously disclosed in the Corporation’s 2013 Annual Report on Form 10-K as filed with the SEC on February 28, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

NONE

ITEM 6. EXHIBITS

Exhibit Index

10.1	Amendment to the Second Amended and Restated Consulting Agreement between F.N.B. Corporation, First National Bank of Pennsylvania, F.N.B. Payroll Services, LLC and Stephen J. Gurgovits. (filed herewith).

10.2	Mutual Conclusion of Consulting Agreement Letter between Stephen J. Gurgovits, F.N.B. Corporation, First National Bank of Pennsylvania and F.N.B. Payroll Services, LLC. (filed herewith).

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: May 9, 2014	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 9, 2014	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: May 9, 2014	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)