Form 10-Q
period 2014-06-30
FNB CORP/FL/
filed 2014-08-08
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the transition period from                      to

Commission file number 001-31940

F.N.B. CORPORATION

(Exact name of registrant as specified in its charter)

Florida	25-1255406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One North Shore Center, 12 Federal Street, Pittsburgh, PA	15212
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 800-555-5455

One F.N.B. Boulevard, Hermitage, PA 16148

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock, $0.01 Par Value	166,557,534 Shares

F.N.B. CORPORATION

FORM 10-Q

June 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	June 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$250,954	$197,534
Interest bearing deposits with banks	19,766	16,447

Cash and Cash Equivalents	270,720	213,981
Securities available for sale	1,384,273	1,141,650
Securities held to maturity (fair value of $1,439,241 and $1,189,563)	1,427,852	1,199,169
Residential mortgage loans held for sale	2,705	7,138
Loans, net of unearned income of $54,009 and $55,051	10,333,873	9,506,094
Allowance for loan losses	(116,748)	(110,784)

Net Loans	10,217,125	9,395,310
Premises and equipment, net	162,383	154,032
Goodwill	805,514	764,248
Core deposit and other intangible assets, net	48,292	47,608
Bank owned life insurance	309,750	289,402
Other assets	390,633	350,867

Total Assets	$15,019,247	$13,563,405

Liabilities
Deposits:
Non-interest bearing demand	$2,429,120	$2,200,081
Interest bearing demand	4,354,333	3,968,679
Savings	1,576,480	1,423,399
Certificates and other time deposits	2,697,837	2,606,073

Total Deposits	11,057,770	10,198,232
Other liabilities	154,816	130,418
Short-term borrowings	1,504,510	1,241,239
Long-term debt	335,854	143,928
Junior subordinated debt	58,220	75,205

Total Liabilities	13,111,170	11,789,022
Stockholders’ Equity
Preferred stock—$0.01 par value
Authorized—20,000,000 shares
Issued—110,877 shares	106,882	106,882
Common stock—$0.01 par value
Authorized—500,000,000 shares
Issued—167,571,661 and 159,624,796 shares	1,673	1,592
Additional paid-in capital	1,700,220	1,608,117
Retained earnings	146,542	121,870
Accumulated other comprehensive loss	(36,559)	(56,924)
Treasury stock—1,012,403 and 657,585 shares at cost	(10,681)	(7,154)

Total Stockholders’ Equity	1,908,077	1,774,383

Total Liabilities and Stockholders’ Equity	$15,019,247	$13,563,405

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$109,542	$95,682	$213,639	$188,657
Securities:
Taxable	13,577	10,656	25,864	21,253
Nontaxable	1,287	1,443	2,578	2,959
Dividends	13	42	192	58
Other	21	18	47	32

Total Interest Income	124,440	107,841	242,320	212,959
Interest Expense
Deposits	7,461	7,343	14,610	15,608
Short-term borrowings	1,333	1,075	2,552	2,182
Long-term debt	1,112	775	2,158	1,549
Junior subordinated debt	342	1,902	983	3,778

Total Interest Expense	10,248	11,095	20,303	23,117

Net Interest Income	114,192	96,746	222,017	189,842
Provision for loan losses	10,405	7,903	17,411	15,444

Net Interest Income After Provision for Loan Losses	103,787	88,843	204,606	174,398
Non-Interest Income
Service charges	17,441	18,564	32,710	34,989
Trust fees	4,862	4,167	9,626	8,252
Insurance commissions and fees	3,691	4,101	8,636	8,531
Securities commissions and fees	3,002	2,867	5,393	5,790
Net securities gains	776	68	10,237	752
Mortgage banking	928	1,114	1,142	2,198
Bank owned life insurance	1,807	1,890	3,992	3,526
Other	6,683	3,926	9,524	6,271

Total Non-Interest Income	39,190	36,697	81,260	70,309
Non-Interest Expense
Salaries and employee benefits	48,465	43,201	97,418	87,106
Net occupancy	8,068	6,839	16,550	13,537
Equipment	7,177	6,106	14,076	11,598
Amortization of intangibles	2,461	2,071	4,744	3,996
Outside services	8,233	8,562	15,470	15,767
FDIC insurance	3,399	2,672	6,393	5,036
Merger related	832	2,946	6,150	3,298
Other	13,949	11,730	25,949	22,591

Total Non-Interest Expense	92,584	84,127	186,750	162,929

Income Before Income Taxes	50,393	41,413	99,116	81,778
Income taxes	15,562	12,220	29,761	24,047

Net Income	34,831	29,193	69,355	57,731
Preferred stock dividends	2,010	—	4,332	—

Net Income Available to Common Stockholders	$32,821	$29,193	$65,023	$57,731

Net Income per Common Share – Basic	$0.20	$0.20	$0.40	$0.41
Net Income per Common Share – Diluted	0.20	0.20	0.39	0.40
Cash Dividends per Common Share	0.12	0.12	0.24	0.24
Comprehensive Income	$42,313	$14,314	$89,720	$41,878

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2014	$106,882	$1,592	$1,608,117	$121,870	$(56,924)	$(7,154)	$1,774,383
Net income				69,355			69,355
Change in other comprehensive income (loss), net of tax					20,365		20,365
Dividends declared:
Preferred stock				(4,332)			(4,332)
Common stock: $0.24/share				(40,123)			(40,123)
Issuance of common stock		14	7,857	(228)		(3,527)	4,116
Issuance of common stock—acquisitions		67	81,322				81,389
Restricted stock compensation			1,419				1,419
Tax expense of stock-based compensation			1,505				1,505

Balance at June 30, 2014	$106,882	$1,673	$1,700,220	$146,542	$(36,559)	$(10,681)	$1,908,077

Balance at January 1, 2013	—	$1,398	$1,376,601	$75,312	$(46,224)	$(5,018)	$1,402,069
Net income				57,731			57,731
Change in other comprehensive income (loss), net of tax					(15,853)		(15,853)
Dividends declared:
Common stock: $0.24/share				(34,468)			(34,468)
Issuance of common stock		56	58,066			(1,944)	56,178
Restricted stock compensation			2,094				2,094
Tax benefit of stock-based compensation			1,247				1,247

Balance at June 30, 2013	—	$1,454	$1,438,008	$98,575	$(62,077)	$(6,962)	$1,468,998

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Six Months Ended
	June 30,
	2014	2013
Operating Activities
Net income	$69,355	$57,731
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	16,290	15,446
Provision for loan losses	17,411	15,444
Deferred tax (benefit) expenses	(2,454)	3,936
Net securities gains	(10,237)	(752)
Tax benefit of stock-based compensation	(1,505)	(1,247)
Loans originated for sale	(51,761)	(139,894)
Loans sold	58,659	150,074
Gain on sale of loans	(2,465)	(2,043)
Net change in:
Interest receivable	40	(1,207)
Interest payable	(1,292)	(2,160)
Trading securities	203,178	88,052
Bank owned life insurance	(3,375)	(899)
Other, net	8,705	18,370

Net cash flows provided by operating activities	300,549	200,851

Investing Activities
Net change in loans	(538,144)	(262,589)
Securities available for sale:
Purchases	(526,470)	(211,531)
Sales	150,055	21,919
Maturities	172,295	188,782
Securities held to maturity:
Purchases	(325,989)	(235,392)
Sales	—	17,429
Maturities	95,152	172,586
Purchase of bank owned life insurance	(4,448)	(10,022)
Withdrawal/surrender of bank owned life insurance	715	—
Increase in premises and equipment	(8,021)	(1,853)
Net cash received in business combinations	27,058	41,986

Net cash flows used in investing activities	(957,797)	(278,685)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	451,460	390,867
Time deposits	(122,075)	(173,154)
Short-term borrowings	263,271	(66,920)
Increase in long-term debt	216,736	20,826
Decrease in long-term debt	(24,809)	(56,479)
Decrease in junior subordinated debt	(34,022)	(15,000)
Net proceeds from issuance of common stock	6,376	1,973
Tax benefit of stock-based compensation	1,505	1,247
Cash dividends paid:
Preferred stock	(4,332)	—
Common stock	(40,123)	(34,468)

Net cash flows provided by financing activities	713,987	68,892

Net Increase (Decrease) in Cash and Cash Equivalents	56,739	(8,942)
Cash and cash equivalents at beginning of period	213,981	239,044

Cash and Cash Equivalents at End of Period	$270,720	$230,102

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

June 30, 2014

BUSINESS

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of June 30, 2014, the Corporation had 283 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 71 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of June 30, 2014.

On July 9, 2014, the Corporation announced that it has formally named its largest market, Pittsburgh, Pennsylvania, as its corporate headquarters, an action that is reflective of the Corporation’s strong position in that market, elevates the Corporation’s presence nationally and leverages the significant investments in infrastructure and personnel made in Pittsburgh since 2004. Given its close proximity and existing facilities, the Corporation will continue to maintain its operations centers and support areas in Hermitage, Pennsylvania.

BASIS OF PRESENTATION

The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency and Bank Capital Services, LLC, and includes results for each of these entities in the accompanying consolidated financial statements.

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

MERGERS AND ACQUISITIONS

OBA Financial Services, Inc.

On April 8, 2014, the Corporation announced the signing of a definitive merger agreement to acquire OBA Financial Services, Inc. (OBA), a bank holding company with approximately $390,000 in total assets based in Germantown, Maryland. The transaction is valued at approximately $94,000. Under the terms of the merger agreement, OBA shareholders will be entitled to receive 1.781 shares of the Corporation’s common stock for each share of OBA common stock. OBA’s banking affiliate, OBA Bank, will be merged into FNBPA. The transaction is expected to be completed in the third quarter of 2014, pending the approval of shareholders of OBA and the satisfaction of other closing conditions. Regulatory approvals for the transaction were obtained in July 2014.

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. On the acquisition date, the estimated fair values of BCSB included $597,522 in assets, $308,389 in loans and $532,197 in deposits. The acquisition was valued at approximately $80,544 and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock. The Corporation also acquired the outstanding stock options of BCSB that became fully vested upon the acquisition. The assets and liabilities of BCSB were recorded on the Corporation’s consolidated balance sheet at their preliminary estimated fair values as of February 15, 2014, the acquisition date, and BCSB’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. BCSB’s banking affiliate, Baltimore County Savings Bank, was merged into FNBPA on February 15, 2014. Based on a preliminary purchase price allocation, the Corporation recorded $41,500 in goodwill and $6,591 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

PVF Capital Corp.

On October 12, 2013, the Corporation completed its acquisition of PVF Capital Corp. (PVF), a savings and loan holding company based in Solon, Ohio. On the acquisition date, the estimated fair values of PVF included $741,058 in assets, $512,795 in loans and $628,205 in deposits. The acquisition was valued at $109,856 and resulted in the Corporation issuing 8,893,598 shares of its common stock in exchange for 26,119,398 shares of PVF common stock. The Corporation also acquired the outstanding stock options of PVF that became fully vested upon the acquisition. The assets and liabilities of PVF were recorded on the Corporation’s consolidated balance sheets at their preliminary estimated fair values as of October 12, 2013, the acquisition date, and PVF’s results of operations have been included in the Corporation’s consolidated statements of comprehensive income since that date. PVF’s banking affiliate, Park View Federal Savings Bank, was merged into FNBPA on October 12, 2013. Based on a preliminary purchase price allocation, the Corporation recorded $52,605 in goodwill and $6,867 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

Annapolis Bancorp, Inc.

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, the estimated fair values of ANNB included $430,475 in assets, $256,212 in loans and $349,370 in deposits. The acquisition was valued at $56,300 and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. The Corporation also acquired the outstanding stock options of ANNB that became fully vested upon the acquisition. Additionally, the Corporation paid $609, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement. The assets and liabilities of ANNB were recorded on the Corporation’s consolidated balance sheets at their fair values as of April 6, 2013, the acquisition date, and ANNB’s results of operations have been included in the Corporation’s consolidated statements of comprehensive income since that date. ANNB’s banking affiliate, BankAnnapolis, was merged into FNBPA on April 6, 2013. In conjunction with the acquisition, a warrant issued by ANNB to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP) was assumed by the Corporation and converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant expires January 30, 2019 and has an exercise price of $3.57 per share. Based on the purchase price allocation, the Corporation recorded $35,854 in goodwill and $3,775 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

NEW ACCOUNTING STANDARDS

Stock Compensation

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides guidance relating to the accounting for a performance target that could be achieved after the requisite service period. ASU 2014-12 requires that such performance targets be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The requirements of ASU 2014-12 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Companies may apply the amendments in this standard either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying ASU 2014-12 should be recognized as an adjustment to the beginning balance of retained earnings. The Corporation is evaluating this new guidance and has not yet determined the impact that the adoption of this update will have on its financial statements.

Repurchase Agreements

In June 2014, the FASB issued ASU No. 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, that requires repurchase-to-maturity transactions to be accounted for as secured borrowings, eliminates current guidance on repurchase financings and requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty. ASU 2014-11 also requires an entity to disclose information on transfers accounted for as sales in transactions that are economically similar to repurchase agreements and to disclose information about the types of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. The accounting changes in ASU 2014-11 are effective for the first interim or annual reporting period beginning after December 15, 2014. Changes in accounting for transactions outstanding on the effective date must be presented as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Early adoption is prohibited. The disclosure for certain transactions accounted for as a sale is required to be presented for interim and annual reporting periods beginning after December 15, 2014. The disclosure for repurchase agreements and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Corporation is evaluating this new guidance and has not yet determined the impact that the adoption of this update will have on its financial statements.

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles for recognizing revenue and to improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. An entity should apply the amendments in this update using either a full retrospective application or a modified retrospective application. Under the full retrospective application, an entity will apply the standard to each prior reporting period presented. Under the modified retrospective application, an entity recognizes the cumulative effect of initially applying the new standard as an adjustment to the opening balance of retained earnings at the date of initial application. Revenue in periods presented before that date will continue to be reported under guidance in effect before the change. The Corporation is evaluating this new guidance and has not yet determined which approach it will adopt to apply the amendments in ASU 2014-09 or the impact that the adoption of this update will have on its financial statements.

Troubled Debt Restructurings

In January 2014, the FASB issued ASU No. 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, to clarify when an in-substance repossession or foreclosure occurs; that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and other real estate owned (OREO) recognized. ASU 2014-04 requires a creditor to reclassify a collateralized consumer mortgage loan to OREO upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The requirements of ASU 2014-04 are effective for reporting periods beginning after December 15, 2014. The adoption of this update will not have an impact on the financial statements, results of operations or liquidity of the Corporation since the Corporation already accounts for foreclosures according to the requirements of this update.

Investments in Qualified Affordable Housing Projects

In January 2014, the FASB issued ASU No. 2014-01, Accounting for Investments in Qualified Affordable Housing Projects, to revise the accounting for investments in qualified affordable housing projects. ASU 2014-01 modifies the conditions that must be met to present the pretax effects and related tax benefits of such investments as a component of income taxes (“net” within income tax expense). It is expected that the new guidance will enable more investors to use a “net” presentation for investments in qualified affordable housing projects. Investors that do not qualify for “net” presentation under the new guidance will continue to account for such investments under the equity method or cost method, which results in losses recognized in pretax income and tax benefits recognized in income taxes (“gross” presentation of investment results). For investments that qualify for the “net” presentation of investment performance, the guidance introduces a “proportional amortization method” that can be elected to amortize the investment basis. If elected, the method is required for all eligible investments in qualified affordable housing projects. The requirements of ASU 2014-01 are effective for reporting periods beginning after December 15, 2014, with early adoption permitted. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
June 30, 2014
U.S. Treasury	$9,858	$18	$—	$9,876
U.S. government-sponsored entities	293,306	784	(2,135)	291,955
Residential mortgage-backed securities:
Agency mortgage-backed securities	427,873	7,230	(28)	435,075
Agency collateralized mortgage obligations	614,983	1,130	(11,600)	604,513
Non-agency collateralized mortgage obligations	1,612	13	—	1,625
Commercial mortgage-backed securities	9,059	2	—	9,061
States of the U.S. and political subdivisions	13,913	572	(74)	14,411
Other debt securities	16,559	534	(620)	16,473

Total debt securities	1,387,163	10,283	(14,457)	1,382,989
Equity securities	1,031	253	—	1,284

	$1,388,194	$10,536	$(14,457)	$1,384,273

December 31, 2013
U.S. government-sponsored entities	$336,763	$126	$(5,904)	$330,985
Residential mortgage-backed securities:
Agency mortgage-backed securities	247,880	4,304	(1,303)	250,881
Agency collateralized mortgage obligations	511,098	895	(20,794)	491,199
Non-agency collateralized mortgage obligations	1,747	15	—	1,762
States of the U.S. and political subdivisions	16,842	410	(250)	17,002
Collateralized debt obligations	37,203	4,507	(10,115)	31,595
Other debt securities	16,505	524	(929)	16,100

Total debt securities	1,168,038	10,781	(39,295)	1,139,524
Equity securities	1,444	682	—	2,126

	$1,169,482	$11,463	$(39,295)	$1,141,650

Securities Held to Maturity:
June 30, 2014
U.S. Treasury	$502	$138	$—	$640
U.S. government-sponsored entities	101,691	536	(720)	101,507
Residential mortgage-backed securities:
Agency mortgage-backed securities	715,611	17,309	(698)	732,222
Agency collateralized mortgage obligations	458,232	2,054	(9,778)	450,508
Non-agency collateralized mortgage obligations	5,823	21	(7)	5,837
Commercial mortgage-backed securities	2,227	147	—	2,374
States of the U.S. and political subdivisions	143,766	2,796	(409)	146,153

	$1,427,852	$23,001	$(11,612)	$1,439,241

December 31, 2013
U.S. Treasury	$503	$99	$—	$602
U.S. government-sponsored entities	43,322	180	(1,151)	42,351
Residential mortgage-backed securities:
Agency mortgage-backed securities	628,681	12,281	(6,032)	634,930
Agency collateralized mortgage obligations	385,408	764	(15,844)	370,328
Non-agency collateralized mortgage obligations	6,852	44	(4)	6,892
Commercial mortgage-backed securities	2,241	124	(37)	2,328
States of the U.S. and political subdivisions	132,162	1,992	(2,022)	132,132

	$1,199,169	$15,484	$(25,090)	$1,189,563

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with the BCSB, PVF and ANNB acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarterly periods in which each of the acquisitions occurred. As of June 30, 2014 and December 31, 2013, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Gross gains	$739	$83	$18,748	$1,115
Gross losses	37	(15)	(8,511)	(363)

	$776	$68	$10,237	$752

During the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled trust preferred securities (TPS) with net proceeds of $51,540 and a gain of $13,766. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $3,529 relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

As of June 30, 2014, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,435	$3,487
Due from one to five years	243,965	243,570	90,689	90,216
Due from five to ten years	82,788	82,882	76,059	77,683
Due after ten years	6,883	6,263	75,776	76,914

	333,636	332,715	245,959	248,300
Residential mortgage-backed securities:
Agency mortgage-backed securities	427,873	435,075	715,611	732,222
Agency collateralized mortgage obligations	614,983	604,513	458,232	450,508
Non-agency collateralized mortgage obligations	1,612	1,625	5,823	5,837
Commercial mortgage-backed securities	9,059	9,061	2,227	2,374
Equity securities	1,031	1,284	—	—

	$1,388,194	$1,384,273	$1,427,852	$1,439,241

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At June 30, 2014 and December 31, 2013, securities with a carrying value of $1,047,174 and $909,548, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $758,343 and $860,279 at June 30, 2014 and December 31, 2013, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
June 30, 2014
U.S. government-sponsored entities	2	$25,647	$(38)	8	$113,891	$(2,097)	10	$139,538	$(2,135)
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	29,988	(28)	—	—	—	2	29,988	(28)
Agency collateralized mortgage obligations	10	178,355	(1,187)	16	243,377	(10,413)	26	421,732	(11,600)
States of the U.S. and political subdivisions	1	2,070	(10)	1	1,128	(64)	2	3,198	(74)
Other debt securities	—	—	—	4	6,263	(620)	4	6,263	(620)

	15	$236,060	$(1,263)	29	$364,659	$(13,194)	44	$600,719	$(14,457)

December 31, 2013
U.S. government-sponsored entities	17	$232,962	$(5,904)	—	$—	$—	17	$232,962	$(5,904)
Residential mortgage-backed securities:
Agency mortgage-backed securities	9	108,284	(1,303)	—	—	—	9	108,284	(1,303)
Agency collateralized mortgage obligations	26	389,989	(18,644)	2	34,229	(2,150)	28	424,218	(20,794)
States of the U.S. and political subdivisions	2	3,022	(250)	—	—	—	2	3,022	(250)
Collateralized debt obligations	—	—	—	8	7,965	(10,115)	8	7,965	(10,115)
Other debt securities	—	—	—	4	5,950	(929)	4	5,950	(929)

	54	$734,257	$(26,101)	14	$48,144	$(13,194)	68	$782,401	$(39,295)

Securities Held to Maturity:
June 30, 2014
U.S. government-sponsored entities	2	$30,103	$(14)	3	$39,330	$(706)	5	$69,433	$(720)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	13,788	(8)	8	87,376	(690)	9	101,164	(698)
Agency collateralized mortgage obligations	4	50,237	(281)	16	224,392	(9,497)	20	274,629	(9,778)
Non-agency collateralized mortgage obligations	3	2,805	(7)	—	—	—	3	2,805	(7)
States of the U.S. and political subdivisions	13	18,846	(93)	10	14,193	(316)	23	33,039	(409)

	23	$115,779	$(403)	37	$365,291	$(11,209)	60	$481,070	$(11,612)

December 31, 2013
U.S. government-sponsored entities	2	$24,513	$(530)	1	$14,378	$(621)	3	$38,891	$(1,151)
Residential mortgage-backed securities:
Agency mortgage-backed securities	24	308,864	(5,942)	1	1,296	(90)	25	310,160	(6,032)
Agency collateralized mortgage obligations	21	301,312	(15,844)	—	—	—	21	301,312	(15,844)
Non-agency collateralized mortgage obligations	3	2,010	(4)	—	—	—	3	2,010	(4)
Commercial mortgage-backed securities	1	984	(37)	—	—	—	1	984	(37)
States of the U.S. and political subdivisions	27	31,537	(2,022)	—	—	—	27	31,537	(2,022)

	78	$669,220	$(24,379)	2	$15,674	$(711)	80	$684,894	$(25,090)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on collateralized debt obligations (CDOs) as of December 31, 2013 related to investments in pooled TPS, all of which were sold during the first quarter of 2014 as previously noted. The Corporation’s remaining portfolio of TPS consists of four single-issuer securities, which are primarily from money-center and large regional banks and are included in other debt securities. These single-issuer TPS had an amortized cost and estimated fair value of $6,883 and $6,263 at June 30, 2014, respectively. The Corporation has concluded from its analysis performed at June 30, 2014 that it is probable that the Corporation will collect all contractual principal and interest payments related to these securities.

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
For the Six Months Ended June 30, 2014
Beginning balance	$17,155	$—	$27	$17,182
Loss where impairment was not previously recognized	—	—	—	—
Additional loss where impairment was previously recognized	—	—	—	—
Reduction due to credit impaired securities sold	(17,155)	—	—	(17,155)

Ending balance	$—	$—	$27	$27

For the Six Months Ended June 30, 2013
Beginning balance	$17,155	$212	—	$17,367
Loss where impairment was not previously recognized	—	—	—	—
Additional loss where impairment was previously recognized	—	—	—	—
Reduction due to credit impaired securities sold	—	(212)	—	(212)

Ending balance	$17,155	$—	—	$17,155

The Corporation did not recognize any impairment losses on securities for the six months ended June 30, 2014 or 2013.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $158,177 as of June 30, 2014 is highly rated with an average entity-specific rating of AA and 99.2% of the portfolio rated A or better. General obligation bonds comprise 99.0% of the portfolio. Geographically, municipal bonds support the Corporation’s footprint as 82.3% of the securities are from municipalities located throughout Pennsylvania. The average holding size of the securities in the municipal bond portfolio is $1,069. In addition to the strong stand-alone ratings, 89.3% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At June 30, 2014 and December 31, 2013, the Corporation’s FHLB stock totaled $48,425 and $23,636, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans
June 30, 2014
Commercial real estate	$2,840,836	$737,097	$3,577,933
Commercial and industrial	1,997,008	106,888	2,103,896
Commercial leases	164,676	—	164,676

Total commercial loans and leases	5,002,520	843,985	5,846,505
Direct installment	1,438,347	73,802	1,512,149
Residential mortgages	718,332	426,954	1,145,286
Indirect installment	726,066	3,447	729,513
Consumer lines of credit	881,913	155,606	1,037,519
Other	62,901	—	62,901

	$8,830,079	$1,503,794	$10,333,873

December 31, 2013
Commercial real estate	$2,640,428	$604,781	$3,245,209
Commercial and industrial	1,761,668	119,806	1,881,474
Commercial leases	158,895	—	158,895

Total commercial loans and leases	4,560,991	724,587	5,285,578
Direct installment	1,387,995	79,241	1,467,236
Residential mortgages	678,227	408,512	1,086,739
Indirect installment	649,701	5,886	655,587
Consumer lines of credit	832,668	133,103	965,771
Other	45,183	—	45,183

	$8,154,765	$1,351,329	$9,506,094

The carrying amount of acquired loans at June 30, 2014 totaled $1,498,234, including purchased credit-impaired (PCI) loans with a carrying amount of $12,953, while the carrying amount of acquired loans at December 31, 2013 totaled $1,345,429, including PCI loans with a carrying amount of $21,192. The outstanding contractual balance receivable of acquired loans at June 30, 2014 totaled $1,601,476, including PCI loans with an outstanding contractual balance receivable of $35,352, while the outstanding contractual balance receivable of acquired loans at December 31, 2013 totaled $1,449,227, including PCI loans with an outstanding contractual balance receivable of $56,500.

Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties. Commercial and industrial includes loans to businesses that are not secured by real estate. Commercial leases are made for new or used equipment. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans originated by third parties and underwritten by the Corporation, primarily automobile loans. Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of mezzanine loans and student loans.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The commercial real estate portfolio also includes run-off loans in Florida, which totaled $32,935 or 0.3% of total loans at June 30, 2014, compared to $39,379 or 0.4% of total loans at December 31, 2013. Additionally, the total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $175,802 or 1.7% of total loans at June 30, 2014, compared to $179,970 or 1.9% of total loans at December 31, 2013. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of June 30, 2014, 41.1% of the commercial real estate loans were owner-occupied, while the remaining 58.9% were non-owner-occupied, compared to 43.1% and 56.9%, respectively, as of December 31, 2013. As of June 30, 2014 and December 31, 2013, the Corporation had commercial construction loans of $274,489 and $252,842, respectively, representing 2.7% of total loans.

ASC 310-30 Loans

All loans acquired in the BCSB, PVF and ANNB acquisitions, except for revolving loans, are accounted for in accordance with ASC 310-30. Revolving loans are accounted for under ASC 310-20. The Corporation’s allowance for loan losses for acquired loans reflects only those losses incurred after acquisition.

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from PVF and ANNB in 2013. ASC 310-30 (impaired and non-impaired) loans acquired from BSCB in 2014 are not presented because their values are expected to be immaterial, are preliminary in nature and are subject to refinement as additional information becomes available.

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from PVF and ANNB in 2013
Contractually required cash flows at acquisition	$40,972	$796,114	$837,086
Non-accretable difference (expected losses and foregone interest)	(23,207)	(52,992)	(76,199)

Cash flows expected to be collected at acquisition	17,765	743,122	760,887
Accretable yield	(2,505)	(112,847)	(115,352)

Basis in acquired loans at acquisition	$15,260	$630,275	$645,535

The following table provides a summary of change in accretable yield for all acquired loans:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Six Months Ended June 30, 2014
Balance at beginning of period	$7,456	$298,190	$305,646
Acquisitions	—	—	—
Reduction due to unexpected early payoffs	—	(18,821)	(18,821)
Reclass from non-accretable difference	1,710	895	2,605
Disposals/transfers	(1,821)	(309)	(2,130)
Accretion	(1,746)	(26,529)	(28,275)

Balance at end of period	$5,599	$253,426	$259,025

Year Ended December 31, 2013
Balance at beginning of period	$778	$253,375	$254,153
Acquisitions	2,505	112,847	115,352
Reduction due to unexpected early payoffs	—	(42,582)	(42,582)
Reclass from non-accretable difference	8,097	8,296	16,393
Disposals/transfers	(368)	(224)	(592)
Accretion	(3,556)	(33,522)	(37,078)

Balance at end of period	$7,456	$298,190	$305,646

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

	Outstanding Balance	Non- Accretable Difference	Expected Cash Flows	Accretable Yield	Recorded Investment
For the Six Months Ended June 30, 2014
Balance at beginning of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192
Acquisitions	—	—	—	—	—
Accretion	—	—	—	1,746	1,746
Payments received	(10,105)	2,306	(7,799)	—	(7,799)
Reclass from non-accretable difference	—	1,710	1,710	(1,710)	—
Disposals/transfers	(12,230)	7,671	(4,559)	1,821	(2,738)
Contractual interest	1,187	(1,187)	—	—	—

Balance at end of period	$35,352	$(16,352)	$19,000	$(5,599)	$13,401

For the Year Ended December 31, 2013
Balance at beginning of period	$41,134	$(23,733)	$17,401	$(778)	$16,623
Acquisitions	42,031	(24,266)	17,765	(2,505)	15,260
Accretion	—	—	—	3,556	3,556
Payments received	(10,670)	1,345	(9,325)	—	(9,325)
Reclass from non-accretable difference	—	8,097	8,097	(8,097)	—
Disposals/transfers	(18,695)	14,405	(4,290)	368	(3,922)
Contractual interest	2,700	(2,700)	—	—	—

Balance at end of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192

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

Following is a summary of non-performing assets:

	June 30, 2014	December 31, 2013
Non-accrual loans	$59,549	$58,755
Troubled debt restructurings	20,485	18,698

Total non-performing loans	80,034	77,453
Other real estate owned (OREO)	40,268	40,681

Total non-performing loans and OREO	120,302	118,134
Non-performing investments	—	797

Total non-performing assets	$120,302	$118,931

Asset quality ratios:
Non-performing loans as a percent of total loans	0.77%	0.81%
Non-performing loans + OREO as a percent of total loans + OREO	1.16%	1.24%
Non-performing assets as a percent of total assets	0.80%	0.88%

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans originated and loans acquired:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due	Current	Total Loans
Originated loans:
June 30, 2014
Commercial real estate	$5,313	$157	$39,300	$44,770	$2,796,066	$2,840,836
Commercial and industrial	2,444	4	8,890	11,338	1,985,670	1,997,008
Commercial leases	802	—	788	1,590	163,086	164,676

Total commercial loans and leases	8,559	161	48,978	57,698	4,944,822	5,002,520
Direct installment	9,158	3,118	4,846	17,122	1,421,225	1,438,347
Residential mortgages	9,053	2,098	3,829	14,980	703,352	718,332
Indirect installment	4,734	235	1,229	6,198	719,868	726,066
Consumer lines of credit	2,293	662	667	3,622	878,291	881,913
Other	25	7	—	32	62,869	62,901

	$33,822	$6,281	$59,549	$99,652	$8,730,427	$8,830,079

December 31, 2013
Commercial real estate	$5,428	$252	$40,960	$46,640	$2,593,788	$2,640,428
Commercial and industrial	2,066	8	6,643	8,717	1,752,951	1,761,668
Commercial leases	714	—	734	1,448	157,447	158,895

Total commercial loans and leases	8,208	260	48,337	56,805	4,504,186	4,560,991
Direct installment	9,038	3,753	4,686	17,477	1,370,518	1,387,995
Residential mortgages	12,681	2,401	4,260	19,342	658,885	678,227
Indirect installment	5,653	471	1,060	7,184	642,517	649,701
Consumer lines of credit	1,737	1,076	412	3,225	829,443	832,668
Other	25	10	—	35	45,148	45,183

	$37,342	$7,971	$58,755	$104,068	$8,050,697	$8,154,765

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)	Current	Discount	Total Loans
Acquired Loans:
June 30, 2014
Commercial real estate	$15,322	$30,769	—	$46,091	$740,533	$(49,527)	$737,097
Commercial and industrial	1,068	5,373	—	6,441	108,955	(8,508)	106,888
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	16,390	36,142	—	52,532	849,488	(58,035)	843,985
Direct installment	2,063	1,177	—	3,240	68,762	1,800	73,802
Residential mortgages	11,502	18,239	—	29,741	430,993	(33,780)	426,954
Indirect installment	54	39	—	93	3,874	(520)	3,447
Consumer lines of credit	647	3,039	—	3,686	159,067	(7,147)	155,606
Other	—	—	—	—	—	—	—

	$30,656	$58,636	—	$89,292	$1,512,184	$(97,682)	$1,503,794

December 31, 2013
Commercial real estate	$13,637	$20,668	—	$34,305	$619,197	$(48,721)	$604,781
Commercial and industrial	1,860	1,899	—	3,759	124,415	(8,368)	119,806
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	15,497	22,567	—	38,064	743,612	(57,089)	724,587
Direct installment	1,447	1,178	—	2,625	74,917	1,699	79,241
Residential mortgages	11,464	19,298	—	30,762	412,704	(34,954)	408,512
Indirect installment	205	31	—	236	6,267	(617)	5,886
Consumer lines of credit	1,592	2,749	—	4,341	135,699	(6,937)	133,103
Other	—	—	—	—	—	—	—

	$30,205	$45,823	—	$76,028	$1,373,199	$(97,898)	$1,351,329

(1)	Past due information for loans acquired is based on the contractual balance outstanding at June 30, 2014 and December 31, 2013.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans by credit quality category, segregated by loans originated and loans acquired:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans:
June 30, 2014
Commercial real estate	$2,673,272	$59,271	$107,633	$660	$2,840,836
Commercial and industrial	1,851,533	66,776	77,812	887	1,997,008
Commercial leases	163,224	434	1,018	—	164,676

	$4,688,029	$126,481	$186,463	$1,547	$5,002,520

December 31, 2013
Commercial real estate	$2,476,988	$56,140	$106,599	$701	$2,640,428
Commercial and industrial	1,611,530	97,675	52,322	141	1,761,668
Commercial leases	155,991	1,945	959	—	158,895

	$4,244,509	$155,760	$159,880	$842	$4,560,991

Acquired Loans:
June 30, 2014
Commercial real estate	$552,495	$73,245	$103,238	$8,119	$737,097
Commercial and industrial	87,406	5,987	13,449	46	106,888
Commercial leases	—	—	—	—	—

	$639,901	$79,232	$116,687	$8,165	$843,985

December 31, 2013
Commercial real estate	$442,604	$74,315	$85,086	$2,776	$604,781
Commercial and industrial	100,743	6,182	12,866	15	119,806
Commercial leases	—	—	—	—	—

	$543,347	$80,497	$97,952	$2,791	$724,587

Credit quality information for acquired loans is based on the contractual balance outstanding at June 30, 2014 and December 31, 2013. The increase in acquired loans in 2014 primarily relates to the BCSB acquisition on February 15, 2014.

The Corporation uses payment status and delinquency migration analysis within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, as well as other external statistics and factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
June 30, 2014
Direct installment	$1,425,827	$12,520	$1,438,347
Residential mortgages	704,210	14,122	718,332
Indirect installment	724,698	1,368	726,066
Consumer lines of credit	880,309	1,604	881,913
Other	62,901	—	62,901
December 31, 2013
Direct installment	$1,377,418	$10,577	$1,387,995
Residential mortgages	664,214	14,013	678,227
Indirect installment	648,499	1,202	649,701
Consumer lines of credit	832,071	597	832,668
Other	45,183	—	45,183

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

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Six Months Ended June 30, 2014
With no specific allowance recorded:
Commercial real estate	$37,984	$58,513	$—	$37,486
Commercial and industrial	7,413	9,038	—	6,192
Commercial leases	788	788	—	766

Total commercial loans and leases	46,185	68,339	—	44,444
Direct installment	12,520	12,920	—	12,222
Residential mortgages	14,122	16,220	—	13,840
Indirect installment	1,368	1,536	—	1,390
Consumer lines of credit	1,604	1,607	—	1,263
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	2,804	4,930	660	6,074
Commercial and industrial	2,424	2,486	809	1,302
Commercial leases	—	—	—	—

Total commercial loans and leases	5,228	7,416	1,469	7,376
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	40,788	63,443	660	43,560
Commercial and industrial	9,837	11,524	809	7,494
Commercial leases	788	788	—	766

Total commercial loans and leases	51,413	75,755	1,469	51,820
Direct installment	12,520	12,920	—	12,222
Residential mortgages	14,122	16,220	—	13,840
Indirect installment	1,368	1,536	—	1,390
Consumer lines of credit	1,604	1,607	—	1,263
Other	—	—	—	—

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Year Ended December 31, 2013
With no specific allowance recorded:
Commercial real estate	$40,472	$62,034	$—	$37,376
Commercial and industrial	7,301	8,669	—	8,304
Commercial leases	734	734	—	758

Total commercial loans and leases	48,507	71,437	—	46,438
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	3,603	3,818	701	14,379
Commercial and industrial	122	130	123	126
Commercial leases	—	—	—	—

Total commercial loans and leases	3,725	3,948	824	14,505
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	44,075	65,852	701	51,755
Commercial and industrial	7,423	8,799	123	8,430
Commercial leases	734	734	—	758

Total commercial loans and leases	52,232	75,385	824	60,943
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans with a recorded investment of $13,401 at June 30, 2014 and $22,192 at December 31, 2013. These tables do not reflect the additional allowance for loan losses relating to acquired loans in the following pools and categories: commercial real estate of $2,911; commercial and industrial of $674; direct installment of $1,405; residential mortgages of $207; indirect installment of $248; and consumer lines of credit of $115, totaling $5,560 at June 30, 2014 and commercial real estate of $3,093; commercial and industrial of $786; direct installment of $727; residential mortgages of $970 and indirect installment of $324, totaling $5,900 at December 31, 2013.

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

Following is a summary of the composition of total TDRs:

	June 30, 2014	December 31, 2013
Accruing:
Performing	$10,614	$10,220
Non-performing	20,485	18,698
Non-accrual	13,415	12,705

	$44,514	$41,623

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the six months ended June 30, 2014, the Corporation returned to performing status $2,915 in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $446 and $561 at June 30, 2014 and December 31, 2013, respectively, and pooled reserves for individual loans under $500 of $212 and $193 for those same respective periods, based on historical loss experience. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral less estimated selling costs is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,062 and $1,005 at June 30, 2014 and December 31, 2013, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	8	$2,508	$2,496	9	$2,581	$2,553
Commercial and industrial	—	—	—	1	188	188
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	8	2,508	2,496	10	2,769	2,741
Direct installment	136	1,873	1,843	262	3,573	3,479
Residential mortgages	15	1,070	1,045	24	1,359	1,324
Indirect installment	6	18	16	13	34	32
Consumer lines of credit	18	555	553	25	812	807
Other	—	—	—	—	—	—

	183	$6,024	$5,953	334	$8,547	$8,383

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	—	$—	$—	5	$1,029	$882
Commercial and industrial	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	—	—	—	5	1,029	882
Direct installment	75	743	715	184	1,904	1,833
Residential mortgages	17	804	804	31	1,519	1,507
Indirect installment	5	15	14	15	71	70
Consumer lines of credit	4	28	28	13	201	199
Other	—	—	—	—	—	—

	101	$1,590	$1,561	248	$4,724	$4,491

Following is a summary of TDRs, by class of loans, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended June 30, 2014 (1)		Six Months Ended June 30, 2014 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	—	—
Direct installment	33	240	47	392
Residential mortgages	—	—	—	—
Indirect installment	1	—	1	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	34	$240	48	$392

	Three Months Ended June 30, 2013 (1)		Six Months Ended June 30, 2013 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	1	$764	1	$764
Commercial and industrial	—	—	1	32
Commercial leases	—	—	—	—

Total commercial loans and leases	1	764	2	796
Direct installment	24	276	32	375
Residential mortgages	2	114	4	232
Indirect installment	3	35	4	45
Consumer lines of credit	—	—	—	—
Other	—	—	—	—

	30	$1,189	42	$1,448

(1)	The recorded investment is as of period end.

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

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended June 30, 2014
Commercial real estate	$38,534	$(1,572)	$263	$(1,309)	$1,253	$38,478
Commercial and industrial	29,971	(540)	168	(372)	3,418	33,017
Commercial leases	1,944	(63)	53	(10)	145	2,079

Total commercial loans and leases	70,449	(2,175)	484	(1,691)	4,816	73,574
Direct installment	16,630	(2,264)	283	(1,981)	2,195	16,844
Residential mortgages	5,307	(137)	44	(93)	292	5,506
Indirect installment	6,500	(696)	230	(466)	659	6,693
Consumer lines of credit	7,658	(340)	38	(302)	308	7,664
Other	579	(307)	5	(302)	630	907

Total allowance on originated loans	107,123	(5,919)	1,084	(4,835)	8,900	111,188

Purchased credit-impaired loans	708	(1,653)	—	(1,653)	1,393	448
Other acquired loans	4,388	(126)	738	612	112	5,112

Total allowance on acquired loans	5,096	(1,779)	738	(1,041)	1,505	5,560

Total allowance	$112,219	$(7,698)	$1,822	$(5,876)	$10,405	$116,748

Six Months Ended June 30, 2014
Commercial real estate	$32,548	$(3,795)	$562	$(3,233)	$9,163	$38,478
Commercial and industrial	32,603	(1,053)	538	(515)	929	33,017
Commercial leases	1,903	(150)	82	(68)	244	2,079

Total commercial loans and leases	67,054	(4,998)	1,182	(3,816)	10,336	73,574
Direct installment	17,824	(4,785)	550	(4,235)	3,255	16,844
Residential mortgages	5,836	(269)	48	(221)	(109)	5,506
Indirect installment	6,409	(1,498)	447	(1,051)	1,335	6,693
Consumer lines of credit	7,231	(663)	93	(570)	1,003	7,664
Other	530	(569)	10	(559)	936	907

Total allowance on originated loans	104,884	(12,782)	2,330	(10,452)	16,756	111,188

Purchased credit-impaired loans	1,000	(1,902)	—	(1,902)	1,350	448
Other acquired loans	4,900	(117)	1,024	907	(695)	5,112

Total allowance on acquired loans	5,900	(2,019)	1,024	(995)	655	5,560

Total allowance	$110,784	$(14,801)	$3,354	$(11,447)	$17,411	$116,748

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended June 30, 2013
Commercial real estate	$40,012	$(415)	$99	$(316)	$(4,030)	$35,666
Commercial and industrial	28,838	(2,525)	147	(2,378)	6,026	32,486
Commercial leases	1,696	(191)	40	(151)	211	1,756

Total commercial loans and leases	70,546	(3,131)	286	(2,845)	2,207	69,908
Direct installment	15,100	(2,296)	249	(2,047)	2,940	15,993
Residential mortgages	4,978	(350)	11	(339)	481	5,120
Indirect installment	5,152	(732)	195	(537)	1,011	5,626
Consumer lines of credit	6,045	(387)	62	(325)	701	6,421
Other	683	(211)	—	(211)	(691)	(219)

Total allowance on originated loans	102,504	(7,107)	803	(6,304)	6,649	102,849

Purchased credit-impaired loans	583	—	—	—	(258)	325
Other acquired loans	4,615	(1,056)	35	(1,021)	1,512	5,106

Total allowance on acquired loans	5,198	(1,056)	35	(1,021)	1,254	5,431

Total allowance	$107,702	$(8,163)	$838	$(7,325)	$7,903	$108,280

Six Months Ended June 30, 2013
Commercial real estate	$34,810	$(2,702)	$1,526	$(1,176)	$2,032	$35,666
Commercial and industrial	31,849	(2,733)	503	(2,230)	2,867	32,486
Commercial leases	1,744	(248)	102	(146)	158	1,756

Total commercial loans and leases	68,403	(5,683)	2,131	(3,552)	5,057	69,908
Direct installment	15,130	(4,641)	482	(4,159)	5,022	15,993
Residential mortgages	5,155	(559)	40	(519)	484	5,120
Indirect installment	5,449	(1,542)	388	(1,154)	1,331	5,626
Consumer lines of credit	6,057	(729)	149	(580)	944	6,421
Other	—	(388)	—	(388)	169	(219)

Total allowance on originated loans	100,194	(13,542)	3,190	(10,352)	13,007	102,849

Purchased credit-impaired loans	759	(156)	—	(156)	(278)	325
Other acquired loans	3,421	(1,269)	239	(1,030)	2,715	5,106

Total allowance on acquired loans	4,180	(1,425)	239	(1,186)	2,437	5,431

Total allowance	$104,374	$(14,967)	$3,429	$(11,538)	$15,444	$108,280

Following is a summary of the individual and collective originated allowance for loan losses and corresponding loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
June 30, 2014
Commercial real estate	$660	$37,818	$2,840,836	$27,909	$2,812,927
Commercial and industrial	809	32,208	1,997,008	6,694	1,990,314
Commercial leases	—	2,079	164,676	—	164,676

Total commercial loans and leases	1,469	72,105	5,002,520	34,603	4,967,917
Direct installment	—	16,844	1,438,347	—	1,438,347
Residential mortgages	—	5,506	718,332	—	718,332
Indirect installment	—	6,693	726,066	—	726,066
Consumer lines of credit	—	7,664	881,913	—	881,913
Other	—	907	62,901	—	62,901

	$1,469	$109,719	$8,830,079	$34,603	$8,795,476

December 31, 2013
Commercial real estate	$701	$31,847	$2,640,428	$30,133	$2,610,295
Commercial and industrial	123	32,480	1,761,668	4,243	1,757,425
Commercial leases	—	1,903	158,895	—	158,895

Total commercial loans and leases	824	66,230	4,560,991	34,376	4,526,615
Direct installment	—	17,824	1,387,995	—	1,387,995
Residential mortgages	—	5,836	678,227	—	678,227
Indirect installment	—	6,409	649,701	—	649,701
Consumer lines of credit	—	7,231	832,668	—	832,668
Other	—	530	45,183	—	45,183

	$824	$104,060	$8,154,765	$34,376	$8,120,389

BORROWINGS

Following is a summary of short-term borrowings:

	June 30, 2014	December 31, 2013
Securities sold under repurchase agreements	$751,066	$841,741
Federal funds purchased	624,000	270,000
Subordinated notes	129,444	129,498

	$1,504,510	$1,241,239

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	June 30, 2014	December 31, 2013
Federal Home Loan Bank advances	$250,070	$50,076
Subordinated notes	85,784	84,637
Other subordinated debt	—	8,637
Convertible debt	—	578

	$335,854	$143,928

The Corporation’s banking affiliate has available credit with the FHLB of $3,695,372 of which $690,070 was used as of June 30, 2014. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2019. Effective interest rates paid on these advances ranged from 0.95% to 4.19% for the six months ended June 30, 2014 and 1.06% to 4.19% for the year ended December 31, 2013.

JUNIOR SUBORDINATED DEBT

The Corporation has two unconsolidated subsidiary trusts as of June 30, 2014 (collectively, the Trusts): F.N.B. Statutory Trust II and Omega Financial Capital Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition.

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

During the first six months of 2014, the Corporation redeemed $33,000 of the Corporation-issued TPS, including $16,500 that the Corporation assumed as a result of the BCSB acquisition. During 2013, the Corporation redeemed $130,000 of the Corporation-issued TPS. The Corporation proactively redeemed these Corporation-issued TPS, primarily using proceeds from the November 2013 capital raise, in anticipation of meeting the limitations as described above. Under applicable regulatory capital guidelines issued by the bank regulatory agencies, upon notice of redemption, the redeemed TPS no longer qualify as tier 1 capital for the Corporation.

The following table provides information relating to the Trusts as of June 30, 2014:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	1.88%	Variable; LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,055	10/18/34	2.42%	Variable; LIBOR + 219 bps

	$57,500	$1,779	$58,220

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

Commercial Borrower Derivatives

The Corporation enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. The Corporation seeks to minimize counterparty credit risk by entering into transactions with only high-quality institutions. Since June 10, 2014, the majority of the Corporation’s derivative transactions are executed through CME Clearing, a SEC registered clearing agency, whose purpose is to ensure safety and soundness in the markets, rather than directly with a counterparty. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income or other expense.

Risk Management Derivatives

The Corporation entered into interest rate derivative agreements in order to manage its net interest income by increasing the stability of the net interest income over a range of potential interest rate scenarios. Interest rate swaps are also used to modify the interest rate characteristics of designated commercial loans from variable to fixed in order to reduce the impact of changes in future cash flows due to interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Gains and losses from hedge ineffectiveness recognized in the consolidated statement of comprehensive income were not material for the six months ended June 30, 2014.

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

At June 30, 2014, the Corporation was party to 325 swaps with customers with notional amounts totaling $915,432 and 291 swaps with derivative counterparties with notional amounts totaling $1,115,432.

Derivative assets are classified in the balance sheet under “other assets” and derivative liabilities are classified in the balance sheet under “other liabilities.” The following tables present information about derivative assets and derivative liabilities that are subject to enforceable master netting agreements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Offsetting of Derivative Assets:
June 30, 2014
Derivative assets subject to master netting arrangement:
Interest rate contracts	$1,675	—	$1,675
Equity contracts	61	—	61
Derivative assets not subject to master netting arrangement:
Interest rate contracts	37,502	—	37,502

Total derivative assets	$39,238	—	$39,238

December 31, 2013
Derivative assets subject to master netting arrangement:
Interest rate contracts	$3,547	—	$3,547
Equity contracts	32	—	32
Derivative assets not subject to master netting arrangement:
Interest rate contracts	29,738	—	29,738

Total derivative assets	$33,317	—	$33,317

Offsetting of Derivative Liabilities:
June 30, 2014
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$41,768	—	$41,768
Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	704	—	704
Equity contracts	61	—	61

Total derivative liabilities	$42,533	—	$42,533

December 31, 2013
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$40,323	—	$40,323
Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	3,014	—	3,014
Equity contracts	32	—	32

Total derivative liabilities	$43,369	—	$43,369

The following tables present a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Gross Amounts Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets:
June 30, 2014
Counterparty D	$56	$56	$—	$—
Counterparty E	476	476	—	—
Counterparty F	94	—	—	94
Counterparty G	50	50	—	—
Counterparty I	198	198	—	—
Counterparty J	862	—	862	—

	$1,736	$780	$862	$94

December 31, 2013
Counterparty B	$24	$24	$—	$—
Counterparty D	566	566	—	—
Counterparty E	1,696	1,696	—	—
Counterparty F	355	273	—	82
Counterparty G	251	251	—	—
Counterparty I	634	634	—	—
Counterparty J	53	—	53	—

	$3,579	$3,444	$53	$82

Derivative Liabilities:
June 30, 2014
Counterparty A	$4,567	$4,567	$—	$—
Counterparty B	2,889	2,889	—	—
Counterparty C	1,333	1,333	—	—
Counterparty D	8,263	8,263	—	—
Counterparty E	4,453	4,453	—	—
Counterparty F	27	—	—	27
Counterparty G	4,334	4,334	—	—
Counterparty H	2,057	—	—	2,057
Counterparty I	5,899	5,899	—	—
Counterparty J	7,946	—	7,946	—

	$41,768	$31,738	$7,946	$2,084

December 31, 2013
Counterparty A	$4,934	$4,934	$—	$—
Counterparty B	3,249	3,249	—	—
Counterparty C	1,431	1,431	—	—
Counterparty D	9,614	9,614	—	—
Counterparty E	6,257	6,257	—	—
Counterparty F	13	13	—	—
Counterparty G	5,309	5,309	—	—
Counterparty H	2,257	125	—	2,132
Counterparty I	5,649	5,649	—	—
Counterparty J	1,610	—	1,610	—

	$40,323	$36,581	$1,610	$2,132

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income Statement Location	Six Months Ended
		June 30,
		2014	2013
Interest Rate Products	Other income	$820	$368

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of June 30, 2014 and December 31, 2013, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $41,333 and $38,239, respectively. At June 30, 2014, the Corporation has posted collateral with derivative counterparties with a fair value of $33,211 and cash collateral of $9,461. At December 31, 2013, the Corporation had posted collateral with derivative counterparties with a fair value of $37,427 and cash collateral of $1,976. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $2,124 and $2,224 as of June 30, 2014 and December 31, 2013, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at June 30, 2014 and December 31, 2013 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	June 30, 2014	December 31, 2013
Commitments to extend credit	$3,287,465	$2,897,748
Standby letters of credit	114,268	114,298

At June 30, 2014, funding of 73.8% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

OBA Financial Services, Inc. Stockholder Litigation

On May 7, 2014, a purported shareholder of OBA filed a putative class action complaint in the Circuit Court for Montgomery County, Maryland, captioned Parshall v. OBA Financial Services, Inc., et al., Case No. 390369V, and naming as defendants OBA, OBA Bank, OBA’s board of directors, F.N.B. Corporation and FNBPA. The plaintiff alleged that OBA’s board of directors breached its fiduciary duty to OBA’s shareholders by approving a proposed transaction containing certain so-called “deal protection devices” and, as a result, OBA’s shareholders will allegedly not receive fair value for their stock. The plaintiff further alleged that OBA, OBA Bank, F.N.B. Corporation and FNBPA aided and abetted the alleged breaches of fiduciary duty by the OBA board.

In the complaint, the plaintiff sought an injunction barring the defendants from completing the merger; rescission of the merger agreement to the extent already implemented or, in the alternative, an award of rescissory damages; an accounting to plaintiff for all damages caused by the defendants; and an award of the costs and expenses incurred by the plaintiff in the lawsuit, including a reasonable allowance for counsel fees and expert fees.

On July 3, 2014, the plaintiff filed an amended complaint with additional allegations regarding certain purported nondisclosures relating to the registration statement for the proposed transaction, which was filed with the SEC on June 16, 2014. In the amended complaint, the plaintiff seeks the same relief as he did in his original complaint. Based on the facts known to date, F.N.B. Corporation and FNBPA believe that the claims asserted in the amended complaint are without merit and intend to vigorously defend the litigation.

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). Under these Plans, the Corporation issues time-based awards and performance-based awards, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of the Corporation’s common stock on the grant date. The grant date fair value of the performance-based awards is based on total shareholder return compared to peers. The amount of expense for the performance-based awards is fixed, regardless of how much of the awards ultimately vest. For the six months ended June 30, 2014 and 2013, the Corporation issued 357,341 and 328,434 restricted stock awards, respectively, with aggregate weighted average grant date fair values of $4,871 and $3,607, respectively, under these Plans. As of June 30, 2014, the Corporation had available up to 2,417,988 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $1,385 and $2,094 for the six months ended June 30, 2014 and 2013, the tax benefit of which was $485 and $733, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Six Months Ended June 30,
	2014		2013
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,729,033	$10.23	1,913,073	$9.17
Granted	357,341	13.63	328,434	10.98
Net adjustment due to performance	(87,512)	11.41	—	—
Vested	(698,121)	8.77	(734,129)	7.90
Forfeited	(32,909)	10.99	(622)	9.23
Dividend reinvestment	22,501	12.74	28,419	11.39

Unvested awards outstanding at end of period	1,290,333	11.90	1,535,175	10.21

The total fair value of awards vested was $8,641 and $8,259 for the six months ended June 30, 2014 and 2013, respectively.

As of June 30, 2014, there was $7,028 of unrecognized compensation cost related to unvested restricted stock awards, including $129 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of June 30, 2014 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	498,910	791,423	1,290,333
Unrecognized compensation expense	$3,860	$3,168	$7,028
Intrinsic value	$6,396	$10,146	$16,542
Weighted average remaining life (in years)	2.45	2.26	2.33

Stock Options

All outstanding stock options were assumed from acquisitions and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 129,287 for the six months ended June 30, 2014. No stock options were exercised during the six months ended June 30, 2013.

The following table summarizes certain information concerning stock option awards:

	Six Months Ended June 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	533,524	$11.50	640,050	$13.21
Assumed from acquisition	304,785	5.77	19,223	7.92
Exercised	(134,687)	6.24	—	—
Forfeited	(52,262)	25.03	(289,363)	15.05

Options outstanding and exercisable at end of period	651,360	8.82	369,910	11.49

The intrinsic value of outstanding and exercisable stock options at June 30, 2014 was $2,512.

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

The net periodic benefit credit for the defined benefit plans includes the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Service cost	$16	$18	$32	$36
Interest cost	1,596	1,427	3,192	2,854
Expected return on plan assets	(2,487)	(2,270)	(4,974)	(4,540)
Amortization:
Unrecognized net transition asset	(5)	(23)	(10)	(46)
Unrecognized prior service cost	2	2	4	4
Unrecognized loss	337	557	674	1,114

Net periodic pension credit	$(541)	$(289)	$(1,082)	$(578)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $4,962 and $4,535 for the six months ended June 30, 2014 and 2013, respectively.

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

At June 30, 2014, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at June 30, 2014, based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$34,831	$29,193	$69,355	$57,731
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $2,937, $(6,101), $8,618 and $(6,200)	5,451	(11,330)	16,001	(11,514)
Reversal of non-credit related losses on debt securities not expected to be sold, net of tax expense of $3,335	—	—	6,192	—
Reclassification adjustment for gains included in net income, net of tax expense of $270, $19, $3,581 and $258	(504)	(35)	(6,654)	(480)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $1,248, $(2,080), $2,365 and $(2,453)	2,317	(3,863)	4,391	(4,556)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $117, $188, $234 and $375	218	349	435	697

Other comprehensive income (loss)	7,482	(14,879)	20,365	(15,853)

Comprehensive income	$42,313	$14,314	$89,720	$41,878

The following table presents changes in accumulated other comprehensive income, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Non-Credit Related Loss on Debt Securities not Expected to be Sold	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Six Months Ended June 30, 2014
Balance at beginning of period	$(11,874)	$(6,192)	$(6,586)	$(32,272)	$(56,924)
Other comprehensive income (loss) before reclassifications	16,001	6,192	4,391	435	27,019
Amounts reclassified from accumulated other comprehensive income	(6,654)	—	—	—	(6,654)

Net current period other comprehensive income (loss)	9,347	6,192	4,391	435	20,365

Balance at end of period	$(2,527)	$—	$(2,195)	$(31,837)	$(36,559)

The following table presents a summary of the reclassifications out of accumulated other comprehensive income:

Six Months Ended June 30, 2014

Details About Accumulated Other Comprehensive Income Component	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized net gains on securities available for sale (1)	$(10,237)	Net securities gains
	(3,583)	Tax expense

	$(6,654)

(1)	For additional detail related to unrealized net gains on securities available for sale and related amounts reclassified from accumulated other comprehensive income see the “Securities” note in this Report.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$34,831	$29,193	$69,355	$57,731
Preferred stock dividends	(2,010)	—	(4,332)	—

Net income available to common stockholders	$32,821	$29,193	$65,023	$57,731

Basic weighted average common shares outstanding	166,185,080	144,380,873	164,196,783	142,028,751
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,682,528	1,463,291	1,731,577	1,436,919

Diluted weighted average common shares outstanding	167,867,608	145,844,164	165,928,360	143,465,670

Earnings per common share:
Basic	$0.20	$0.20	$0.40	$0.41

Diluted	$0.20	$0.20	$0.39	$0.40

For the three months ended June 30, 2014 and 2013, 30,649 and 48,624 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the six months ended June 30, 2014 and 2013, 41,023 and 60,068 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Six Months Ended June 30	2014	2013
Interest paid on deposits and other borrowings	$21,366	$25,127
Income taxes paid	1,000	16,000
Transfers of loans to other real estate owned	6,660	8,780
Financing of other real estate owned sold	259	262

BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2014
Interest income	$113,161	$—	$25	$9,578	$1,676	$124,440
Interest expense	8,730	—	—	809	709	10,248
Net interest income	104,431	—	25	8,769	967	114,192
Provision for loan losses	8,425	—	—	1,778	202	10,405
Non-interest income	27,420	8,033	2,999	741	(3)	39,190
Non-interest expense	75,281	6,452	2,911	4,880	599	90,123
Intangible amortization	2,288	72	101	—	—	2,461
Income tax expense (benefit)	14,048	548	8	1,097	(139)	15,562
Net income (loss)	31,809	961	4	1,755	302	34,831
Total assets	14,842,988	21,828	20,785	182,401	(48,755)	15,019,247
Total intangibles	830,809	10,864	10,324	1,809	—	853,806

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended June 30, 2013
Interest income	$97,217	$—	$27	$9,304	$1,293	$107,841
Interest expense	7,979	—	—	838	2,278	11,095
Net interest income	89,238	—	27	8,466	(985)	96,746
Provision for loan losses	6,031	—	—	1,678	194	7,903
Non-interest income	25,940	7,263	3,243	719	(468)	36,697
Non-interest expense	67,336	6,402	2,810	4,823	685	82,056
Intangible amortization	1,893	76	102	—	—	2,071
Income tax expense (benefit)	11,762	293	130	1,041	(1,006)	12,220
Net income (loss)	28,156	492	228	1,643	(1,326)	29,193
Total assets	12,387,990	19,201	20,666	179,396	(33,862)	12,573,391
Total intangibles	723,282	11,160	10,729	1,809	—	746,980
At or for the Six Months Ended June 30, 2014
Interest income	$219,852	$—	$50	$18,943	$3,475	$242,320
Interest expense	16,978	—	—	1,655	1,670	20,303
Net interest income	202,874	—	50	17,288	1,805	222,017
Provision for loan losses	13,721	—	—	3,235	455	17,411
Non-interest income	59,333	15,356	7,209	1,401	(2,039)	81,260
Non-interest expense	152,147	12,744	5,957	9,817	1,341	182,006
Intangible amortization	4,398	144	202	—	—	4,744
Income tax expense (benefit)	27,391	899	393	2,170	(1,092)	29,761
Net income (loss)	64,550	1,569	707	3,467	(938)	69,355
Total assets	14,842,988	21,828	20,785	182,401	(48,755)	15,019,247
Total intangibles	830,809	10,864	10,324	1,809	—	853,806
At or for the Six Months Ended June 30, 2013
Interest income	$191,268	$—	$55	$18,320	$3,316	$212,959
Interest expense	16,897	—	—	1,694	4,526	23,117
Net interest income	174,371	—	55	16,626	(1,210)	189,842
Provision for loan losses	11,851	—	—	3,205	388	15,444
Non-interest income	49,638	14,378	6,802	1,348	(1,857)	70,309
Non-interest expense	130,304	12,488	5,621	9,339	1,181	158,933
Intangible amortization	3,641	152	203	—	—	3,996
Income tax expense (benefit)	22,934	643	369	2,089	(1,988)	24,047
Net income (loss)	55,279	1,095	664	3,341	(2,648)	57,731
Total assets	12,387,990	19,201	20,666	179,396	(33,862)	12,573,391
Total intangibles	723,282	11,160	10,729	1,809	—	746,980

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At June 30, 2014, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
June 30, 2014
Assets measured at fair value
Available for sale debt securities:
U.S. Treasury	$—	$9,876	$—	$9,876
U.S. government-sponsored entities	—	291,955	—	291,955
Residential mortgage-backed securities
Agency mortgage-backed securities	—	435,075	—	435,075
Agency collateralized mortgage obligations	—	604,513	—	604,513
Non-agency collateralized mortgage obligations	—	14	1,611	1,625
Commercial mortgage-backed securities	—	9,061	—	9,061
States of the U.S. and political subdivisions	—	14,411	—	14,411
Other debt securities	—	16,473	—	16,473

	—	1,381,378	1,611	1,382,989

Available for sale equity securities:
Financial services industry	88	636	443	1,167
Insurance services industry	117	—	—	117

	205	636	443	1,284

	205	1,382,014	2,054	1,384,273
Derivative financial instruments:
Trading	—	38,379	—	38,379
Not for trading	—	859	—	859

	—	39,238	—	39,238

	$205	$1,421,252	$2,054	$1,423,511

Liabilities measured at fair value
Derivative financial instruments:
Trading	—	$38,297	—	$38,297
Not for trading	—	4,236	—	4,236

	—	$42,533	—	$42,533

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets measured at fair value
Available for sale debt securities:
U.S. government-sponsored entities	$—	$330,985	$—	$330,985
Residential mortgage-backed securities
Agency mortgage-backed securities	—	250,881	—	250,881
Agency collateralized mortgage obligations	—	491,199	—	491,199
Non-agency collateralized mortgage obligations	—	18	1,744	1,762
States of the U.S. and political subdivisions	—	17,002	—	17,002
Collateralized debt obligations	—	—	31,595	31,595
Other debt securities	—	16,100	—	16,100

	—	1,106,185	33,339	1,139,524

Available for sale equity securities:
Financial services industry	584	1,067	410	2,061
Insurance services industry	65	—	—	65

	649	1,067	410	2,126

	649	1,107,252	33,749	1,141,650
Derivative financial instruments:
Trading	—	33,317	—	33,317
Not for trading	—	—	—	—

	—	33,317	—	33,317

	$649	$1,140,569	$33,749	$1,174,967

Liabilities measured at fair value
Derivative financial instruments:
Trading	—	$33,236	—	$33,236
Not for trading	—	10,133	—	10,133

	—	$43,369	—	$43,369

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Six Months Ended June 30, 2014
Balance at beginning of period	$31,595	—	$410	$1,744	$33,749
Total gains (losses) – realized/unrealized:
Included in earnings	13,766	—	—	—	13,766
Included in other comprehensive income	5,608	—	33	(1)	5,640
Accretion included in earnings	657	—	—	2	659
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	(51,527)	—	—	—	(51,527)
Settlements	(99)	—	—	(134)	(233)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$—	—	$443	$1,611	$2,054

Year Ended December 31, 2013
Balance at beginning of period	$22,456	$6,892	$512	$2,705	$32,565
Total gains (losses) – realized/unrealized:
Included in earnings	—	78	—	—	78
Included in other comprehensive income	6,701	21	18	(35)	6,705
Accretion included in earnings	3,160	4	—	12	3,176
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	38	—	—	—	38
Sales/redemptions	—	(1,033)	—	—	(1,033)
Settlements	(760)	—	—	(938)	(1,698)
Transfers from Level 3	—	(5,962)	(120)	—	(6,082)
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$31,595	$—	$410	$1,744	$33,749

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

For the six months ended June 30, 2014 and 2013, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total gains included in earnings are in the net securities gains line item in the Consolidated Statements of Comprehensive Income.

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

	Level 1	Level 2	Level 3	Total
June 30, 2014
Impaired loans	—	$2,154	$1,922	$4,076
Other real estate owned	—	3,831	2,457	6,288
December 31, 2013
Impaired loans	—	3,235	59	3,294
Other real estate owned	—	4,485	14,957	19,442

Impaired loans measured or re-measured at fair value on a non-recurring basis during the six months ended June 30, 2014 had a carrying amount of $5,228 and an allocated allowance for loan losses of $1,469 at June 30, 2014. The allocated allowance is based on fair value of $4,076 less estimated costs to sell of $317. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $1,072, which was included in the provision for loan losses for the six months ended June 30, 2014.

OREO with a carrying amount of $7,631 was written down to $5,531 (fair value of $6,288 less estimated costs to sell of $757), resulting in a loss of $2,100, which was included in earnings for the six months ended June 30, 2014.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2014, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

	Carrying		Fair Value Measurements
	Amount	Fair Value	Level 1	Level 2	Level 3
June 30, 2014
Financial Assets
Cash and cash equivalents	$270,720	$270,720	$270,720	$—	$—
Securities available for sale	1,384,273	1,384,273	205	1,382,014	2,054
Securities held to maturity	1,427,852	1,439,241	—	1,433,404	5,837
Net loans, including loans held for sale	10,219,830	10,041,484	—	—	10,041,484
Bank owned life insurance	309,750	315,714	315,714	—	—
Derivative assets	39,238	39,238	—	39,238	—
Accrued interest receivable	37,036	37,036	37,036	—	—
Financial Liabilities
Deposits	11,057,770	11,065,652	8,359,933	2,705,719	—
Short-term borrowings	1,504,510	1,504,510	1,504,510	—	—
Long-term debt	335,854	338,373	—	—	338,373
Junior subordinated debt	58,220	59,156	—	—	59,156
Derivative liabilities	42,533	42,533	—	42,533	—
Accrued interest payable	5,998	5,998	5,998	—	—
December 31, 2013
Financial Assets
Cash and cash equivalents	$213,981	$213,981	$213,981	$—	$—
Securities available for sale	1,141,650	1,141,650	649	1,107,252	33,749
Securities held to maturity	1,199,169	1,189,563	—	1,182,671	6,892
Net loans, including loans held for sale	9,402,448	9,243,780	—	—	9,243,780
Bank owned life insurance	289,402	292,694	292,694	—	—
Derivative assets	33,317	33,317	—	33,317	—
Accrued interest receivable	35,520	35,520	35,520	—	—
Financial Liabilities
Deposits	10,198,232	10,208,268	7,592,159	2,616,109	—
Short-term borrowings	1,241,239	1,241,239	1,241,239	—	—
Long-term debt	143,928	145,995	—	—	145,995
Junior subordinated debt	75,205	70,442	—	—	70,442
Derivative liabilities	43,369	43,369	—	43,369	—
Accrued interest payable	7,061	7,061	7,061	—	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three- and six-month periods ended June 30, 2014. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014. The Corporation’s results of operations for the six months ended June 30, 2014 are not necessarily indicative of results to be expected for the year ending December 31, 2014.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	The impact of federal regulated agencies that have oversight or review of the Corporation’s business and securities activities.

•	Actions by the FRB, UST and other government agencies, including those that impact money supply and market interest rates.

•	Changes in customers,’ suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or reversal of the current moderate economic recovery.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Act and otherwise growing out of the recent financial crisis, the precise nature, extent and timing of which, and their impact on the Corporation, remains uncertain.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule and Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general and rapid technological developments and changes. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	Increased competition, whether due to consolidation among financial institutions; realignments or consolidation of branch offices, legal and regulatory developments, industry restructuring or other causes, can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues.

•	As demonstrated by recent acquisitions and the pending acquisition of OBA, the Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties, involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	In addition to recent geopolitical events, customer confidence, business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

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

OVERVIEW

The Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of June 30, 2014, the Corporation had 283 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 71 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of June 30, 2014.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net income available to common stockholders for the three months ended June 30, 2014 was $32.8 million or $0.20 per diluted common share, compared to net income available to common stockholders for the three months ended June 30, 2013 of $29.2 million or $0.20 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $17.4 million in net interest income, combined with an increase of $2.5 million in non-interest income, partially offset by increases of $2.5 million in the provision for loan losses, $8.5 million in non-interest expense and $2.0 million in preferred stock dividends. The results for the second quarter of 2014 reflect the BCSB and PVF acquisitions that closed on February 15, 2014 and October 12, 2013, respectively, and included a total of $0.8 million in merger costs, primarily relating to the BCSB acquisition. The results for the second quarter of 2013 included $2.9 million in merger costs, primarily relating to the ANNB acquisition that closed on April 6, 2013. Quarterly average diluted common shares outstanding increased 22.0 million shares or 15.1% to 167.9 million shares for the second quarter of 2014, primarily as a result of the BCSB and PVF acquisitions, combined with the common stock offering completed in November 2013.

For the three months ended June 30, 2014, the Corporation’s return on average equity was 7.35% and its return on average assets was 0.95%, compared to 7.94% and 0.94%, respectively, for the three months ended June 30, 2013. The Corporation’s return on average tangible equity was 13.88% and its return on average tangible assets was 1.05% for the second quarter of 2014, compared to 16.81% and 1.04%, respectively, for the same period of 2013. Average equity was $1.9 billion and $1.5 billion for the second quarter of 2014 and 2013, respectively, while average tangible equity was $1.1 billion and $728.5 million, respectively, for those same periods. Average equity for the second quarter of 2014 reflects the impact of the BCSB and PVF acquisitions, combined with the common and preferred stock offerings completed in November 2013.

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

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended June 30,
	2014	2013
Return on average tangible equity:
Net income (annualized)	$139,709	$117,094
Amortization of intangibles, net of tax (annualized)	6,417	5,400

	$146,126	$122,494

Average total stockholders’ equity	$1,900,751	$1,473,934
Less: Average intangibles	(847,815)	(745,458)

	$1,052,936	$728,476

Return on average tangible equity	13.88%	16.81%

Return on average tangible assets:
Net income (annualized)	$139,709	$117,094
Amortization of intangibles, net of tax (annualized)	6,417	5,400

	$146,126	$122,494

Average total assets	$14,710,831	$12,470,029
Less: Average intangibles	(847,815)	(745,458)

	$13,863,016	$11,724,571

Return on average tangible assets	1.05%	1.04%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest bearing deposits with banks	$45,725	$21	0.18%	$39,302	$18	0.19%
Taxable investment securities (1)	2,600,855	13,578	2.04	2,133,972	10,685	1.95
Non-taxable investment securities (2)	150,848	1,987	5.27	162,218	2,223	5.48
Residential mortgage loans held for sale	2,751	90	13.08	20,895	203	3.88
Loans (2) (3)	10,109,083	110,455	4.38	8,529,810	96,455	4.53

Total interest-earning assets (2)	12,909,262	126,131	3.92	10,886,197	109,584	4.03

Cash and due from banks	193,670			175,936
Allowance for loan losses	(113,009)			(109,156)
Premises and equipment	164,063			146,036
Other assets	1,556,845			1,371,016

Total Assets	$14,710,831			$12,470,029

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$4,301,667	1,665	0.16	$3,829,847	1,433	0.15
Savings	1,575,453	182	0.05	1,385,472	162	0.05
Certificates and other time	2,736,294	5,614	0.82	2,461,490	5,748	0.94
Customer repurchase agreements	798,351	439	0.22	755,580	437	0.23
Other short-term borrowings	551,633	870	0.62	224,769	638	1.12
Long-term debt	266,925	1,136	1.71	93,273	775	3.33
Junior subordinated debt	58,893	342	2.33	206,603	1,902	3.69

Total interest-bearing liabilities (2)	10,289,216	10,248	0.40	8,957,034	11,095	0.50

Non-interest bearing demand	2,374,516			1,901,610
Other liabilities	146,348			137,440

Total Liabilities	12,810,080			10,996,084
Stockholders’ equity	1,900,751			1,473,945

Total Liabilities and Stockholders’ Equity	$14,710,831			$12,470,029

Excess of interest-earning assets over interest-bearing liabilities	$2,620,046			$1,929,163

Fully tax-equivalent net interest income		115,883			98,489
Tax-equivalent adjustment		(1,691)			(1,743)

Net interest income		$114,192			$96,746

Net interest spread			3.52%			3.53%

Net interest margin (2)			3.60%			3.63%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended June 30, 2014, net interest income, which comprised 74.5% of net revenue (net interest income plus non-interest income) compared to 72.5% for the same period in 2013, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $17.4 million or 17.7% from $98.5 million for the second quarter of 2013 to $115.9 million for the second quarter of 2014. Average earning assets increased $2.0 billion or 18.6% and average interest-bearing liabilities increased $1.3 billion or 14.9% from 2013 due to the acquisitions of BCSB and PVF, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.60% for the second quarter of 2014, compared to 3.63% for the same period of 2013, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment. Additionally, 1 basis point of the 3 basis point narrowing of the net interest margin was attributable to lower accretable yield benefit on acquired loans. Details on changes in tax equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$4	$(1)	$3
Securities	2,095	562	2,657
Residential mortgage loans held for sale	(288)	175	(113)
Loans	17,953	(3,953)	14,000

	19,764	(3,217)	16,547

Interest Expense
Deposits:
Interest bearing demand	220	12	232
Savings	23	(3)	20
Certificates and other time	598	(732)	(134)
Customer repurchase agreements	23	(21)	2
Other short-term borrowings	220	12	232
Long-term debt	885	(524)	361
Junior subordinated debt	(1,028)	(532)	(1,560)

	941	(1,788)	(847)

Net Change	$18,823	$(1,429)	$17,394

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $126.1 million for the second quarter of 2014, increased $16.5 million or 15.1% from the same quarter of 2013, primarily due to increased earning assets, partially offset by lower yields. During the second quarter of 2014 and 2013, the Corporation recognized a benefit of $0.3 million and $0.5 million, respectively, in accretable yield on acquired loans. The increase in earning assets was primarily driven by a $1.6 billion or 18.5% increase in average loans, including $731.0 million or 8.6% of organic growth, $312.6 million in average loans added in the BCSB acquisition and $535.7 million in average loans added in the PVF acquisition. The yield on earning assets decreased 11 basis points from the second quarter of 2013 to 3.92% for the second quarter of 2014, reflecting the decreases in market interest rates, competitive pressures and the above-mentioned changes in accretable yield benefit on acquired loans.

Interest expense of $10.2 million for the second quarter of 2014 decreased $0.8 million or 7.6% from the same quarter of 2013 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 10 basis points to 0.40% for the second quarter of 2014, compared to 0.50% for the second quarter of 2013, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $1.7 billion or 16.7%, including $494.5 million or 4.8% of organic growth, $526.2 million added in the BCSB acquisition and $707.6 million added in the PVF acquisition.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $10.4 million during the second quarter of 2014 increased $2.5 million from the same period of 2013, primarily due to increases of $2.3 million in the provision for the originated portfolio and $0.2 million in the provision for the acquired portfolio. During the second quarter of 2014, net charge-offs were $5.9 million, or 0.23% (annualized) of average loans, compared to $7.3 million, or 0.34% (annualized) of average loans, for the same period of 2013, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.13% and 1.25% at June 30, 2014 and 2013, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the BCSB and PVF acquisitions without a corresponding allowance for loan losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $39.2 million for the second quarter of 2014 increased $2.5 million or 6.8% from the same period of 2013. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $17.4 million for the second quarter of 2014 decreased $1.1 million or 6.0% from the same period of 2013, primarily due to a decrease of $2.5 million in interchange fees as the Corporation became subject to the new rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Other service charges increased $1.4 million over this same period, reflecting the impact of organic growth and the expanded customer base due to the BCSB and PVF acquisitions. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Trust fees of $4.9 million for the three months ended June 30, 2014 increased $0.7 million or 16.7% from the same period of 2013, primarily driven by cross-selling efforts collaborating with internal business partners, added sales professionals and improved market conditions. The market value of assets under management increased $495.2 million or 17.2% to $3.4 billion over this same period, with $396.2 million as a result of organic growth and $99.0 million due to improved stock market conditions.

Insurance commissions and fees of $3.7 million for the three months ended June 30, 2014 decreased $0.4 million or 10.0% from the same period of 2013, primarily due to the sale of a book-of-business to an outside agency for which revenue was received during the three months ended June 30, 2013 that was not received in 2014.

Securities commissions of $3.0 million for the second quarter of 2014 increased $0.1 million or 4.7% from the same period of 2013 primarily due to a system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area.

Net securities gains were $0.8 million for the second quarter of 2014, compared to $0.1 million for the second quarter of 2013, primarily due to the sale of certain equity securities during the second quarter of 2014.

Mortgage banking revenue, which is primarily derived from the gain on sale of residential mortgage loans, was $0.9 million for the second quarter of 2014 and decreased $0.2 million from the same period of 2013 due to lower volume of loans sold and an increase in the amortization of mortgage servicing rights primarily acquired in the PVF transaction. During the second quarter of 2014, the Corporation sold $36.0 million of residential mortgage loans, compared to $81.8 million for the same period of 2013, as part of its ongoing strategy of generally selling 30-year residential mortgage loans. The volume decrease is an industry-wide trend as refinance activity has greatly diminished.

Income from BOLI of $1.8 million for the three months ended June 30, 2014 decreased slightly from $1.9 million for the same period of 2013, primarily as a result of the benefit of more claims during the second quarter of 2013.

Other non-interest income of $6.7 million for the second quarter of 2014 increased $2.8 million from the same period of 2013. During the second quarter of 2014, the Corporation recorded $1.9 million more in fees earned through its commercial loan interest rate swap program, $0.4 million more in dividends on non-marketable equity securities and $0.2 million more in recoveries on impaired loans acquired in previous acquisitions compared to the same quarter of 2013. During the second quarter of 2013, the Corporation recorded a $1.6 million gain related to a debt extinguishment in which $15.0 million of the Corporation-issued TPS was repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represented a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee.

Non-Interest Expense

Total non-interest expense of $92.6 million for the second quarter of 2014 increased $8.5 million or 10.1% from the same period of 2013. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from BCSB and PVF.

Salaries and employee benefits of $48.5 million for the three months ended June 30, 2014 increased $5.3 million or 12.2% from the same period of 2013. This increase primarily relates to the BCSB and PVF acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2014.

Occupancy and equipment expense of $15.2 million for the second quarter of 2014 increased $2.3 million or 17.8% from the same period of 2013, primarily resulting from the BCSB and PVF acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, equipment depreciation expense increased during this same period due to upgrades to incorporate new technology, primarily relating to online and mobile banking applications.

Amortization of intangibles expense of $2.5 million for the second quarter of 2014 increased $0.4 million or 18.8% from the same period of 2013, primarily due to core deposit intangibles recorded as a result of the BCSB and PVF acquisitions.

Outside services expense of $8.2 million for the second quarter of 2014 decreased $0.3 million or 3.8% from the same period of 2013, primarily due to a decrease of $0.4 million in legal expenses.

Federal Deposit Insurance Corporation (FDIC) insurance of $3.4 million for the second quarter of 2014 increased $0.7 million or 27.2% from the same period of 2013, primarily due to an increased asset base resulting from the acquisitions of BCSB and PVF.

The Corporation recorded $0.8 million in merger-related costs associated with the BCSB acquisition and pending OBA acquisition during the second quarter of 2014. Merger-related costs recorded during the same period of 2013 in conjunction with the ANNB acquisition were $2.9 million.

Other non-interest expense increased $2.2 million to $13.9 million for the second quarter of 2014, compared to $11.7 million for the second quarter of 2013. For the second quarter of 2014 compared to the same quarter of 2013, state taxes increased $0.5 million resulting from a higher assessment base caused by state tax code changes. Additionally during the second quarter of 2014, loan-related expenses increased $0.4 million, fraud and other losses increased $0.4 million and telephone expense increased $0.2 million, all primarily due to the BCSB and PVF acquisitions.

Income Taxes

The Corporation’s income tax expense of $15.6 million for the second quarter of 2014 increased $3.3 million or 27.3% from the same period of 2013. The effective tax rate of 30.9% for the second quarter of 2014 increased from 29.5% for the same period of 2013, due to higher levels of pre-tax income, which is subject to the marginal tax rate. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net income available to common stockholders for the six months ended June 30, 2014 was $65.0 million or $0.39 per diluted common share, compared to net income available to common stockholders for the six months ended June 30, 2013 of $57.7 million or $0.40 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $32.2 million in net interest income, combined with an increase of $11.0 million in non-interest income and a decrease of $2.0 million in the provision for loan losses, partially offset by increases of $23.8 million in non-interest expense and $4.3 million in preferred stock dividends. The results for the first six months of 2014 reflect the BCSB, PVF and ANNB acquisitions that closed on February 15, 2014, October 12, 2013 and April 6, 2013, respectively, and included $6.2 million in merger costs, primarily relating to the BCSB acquisition. The results for the first six months of 2013 included $3.3 million in merger costs, primarily relating to the ANNB acquisition. Average diluted common shares outstanding increased 22.5 million shares or 15.7% to 165.9 million shares for the first six months of 2014, primarily as a result of the BCSB, PVF and ANNB acquisitions, combined with the common stock offering completed in November 2013.

For the six months ended June 30, 2014, the Corporation’s return on average equity was 7.50% and its return on average assets was 0.97%, compared to 8.07% and 0.95%, respectively, for the six months ended June 30, 2013. The Corporation’s return on average tangible equity was 14.21% and its return on average tangible assets was 1.08% for the first six months of 2014, compared to 17.05% and 1.06%, respectively, for the same period of 2013. Average equity was $1.9 billion and $1.4 billion for the six months ended June 30, 2014 and 2013, respectively, while average tangible equity was $1.0 billion and $713.5 million, respectively, for those same periods. Average equity for the first six months of 2014 reflects the impact of the BCSB, PVF and ANNB acquisitions, combined with the common and preferred stock offerings completed in November 2013.

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Six Months Ended June 30,
	2014	2013
Return on average tangible equity:
Net income (annualized)	$139,860	$116,418
Amortization of intangibles, net of tax (annualized)	6,218	5,237

	$146,078	$121,655

Average total stockholders’ equity	$1,865,373	$1,442,561
Less: Average intangibles	(837,637)	(729,054)

	$1,027,637	$713,507

Return on average tangible equity	14.21%	17.05%

Return on average tangible assets:
Net income (annualized)	$139,860	$116,418
Amortization of intangibles, net of tax (annualized)	6,218	5,237

	$146,078	$121,655

Average total assets	$14,352,061	$12,238,679
Less: Average intangibles	(837,637)	(729,054)

	$13,514,424	$11,509,625

Return on average tangible assets	1.08%	1.06%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Six Months Ended June 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest bearing deposits with banks	$45,958	$47	0.21%	$34,712	$32	0.19%
Taxable investment securities (1)	2,474,533	26,028	2.05	2,109,605	21,281	1.97
Non-taxable investment securities (2)	150,233	3,983	5.30	165,799	4,560	5.50
Residential mortgage loans held for sale	3,792	225	11.88	26,594	483	3.63
Loans (2) (3)	9,903,554	215,450	4.38	8,344,076	190,087	4.58

Total interest-earning assets (2)	12,578,070	245,733	3.93	10,680,786	216,443	4.08

Cash and due from banks	191,655			174,461
Allowance for loan losses	(111,704)			(107,009)
Premises and equipment	162,098			142,385
Other assets	1,531,942			1,348,056

Total Assets	$14,352,061			$12,238,679

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$4,200,940	3,180	0.15	$3,739,948	2,935	0.16
Savings	1,535,075	353	0.05	1,315,251	330	0.05
Certificates and other time	2,715,794	11,077	0.82	2,477,507	12,343	1.00
Customer repurchase agreements	813,020	902	0.22	781,052	921	0.23
Other short-term borrowings	471,614	1,650	0.68	216,699	1,261	1.16
Long-term debt	242,545	2,158	1.84	92,210	1,549	3.39
Junior subordinated debt	67,423	983	2.94	205,321	3,778	3.71

Total interest-bearing liabilities (2)	10,046,411	20,303	0.41	8,827,988	23,117	0.53

Non-interest bearing demand	2,299,070			1,823,471
Other liabilities	141,207			144,659

Total Liabilities	12,486,688			10,796,118
Stockholders’ equity	1,865,373			1,442,561

Total Liabilities and Stockholders’ Equity	$14,352,061			$12,238,679

Excess of interest-earning assets over interest-bearing liabilities	$2,531,659			$1,852,798

Fully tax-equivalent net interest income		225,430			193,326
Tax-equivalent adjustment		(3,413)			(3,484)

Net interest income		$222,017			$189,842

Net interest spread			3.52%			3.55%

Net interest margin (2)			3.61%			3.64%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. For the six months ended June 30, 2014, net interest income, which comprised 73.2% of net revenue compared to 73.0% for the same period in 2013, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $32.1 million or 16.6% from $193.3 million for the first six months of 2013 to $225.4 million for the first six months of 2014. Average earning assets increased $1.9 billion or 17.8% and average interest-bearing liabilities increased $1.2 billion or 13.8% from 2013 due to the acquisitions of BCSB, PVF and ANNB, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.61% for the first six months of 2014, compared to 3.64% for the same period of 2013, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment. Additionally, 1 basis point of the 3 basis point narrowing of the net interest margin was attributable to lower accretable yield benefit on acquired loans. Details on changes in tax equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$12	$3	$15
Securities	3,149	1,021	4,170
Residential mortgage loans held for sale	(672)	414	(258)
Loans	35,647	(10,284)	25,363

	38,136	(8,846)	29,290

Interest Expense
Deposits:
Interest bearing demand	464	(219)	245
Savings	52	(29)	23
Certificates and other time	1,101	(2,367)	(1,266)
Customer repurchase agreements	37	(56)	(19)
Other short-term borrowings	366	23	389
Long-term debt	1,572	(963)	609
Junior subordinated debt	(2,134)	(661)	(2,795)

	1,458	(4,272)	(2,814)

Net Change	$36,678	$(4,574)	$32,104

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $245.7 million for the first six months of 2014, increased $29.3 million or 13.5% from the same period of 2013, primarily due to increased earning assets, partially offset by lower yields. During the first six months of 2014 and 2013, the Corporation recognized a benefit of $0.9 million and $1.8 million, respectively, in accretable yield on acquired loans. The increase in earning assets was primarily driven by a $1.6 billion or 18.7% increase in average loans, including $653.3 million or 7.7% of organic growth, $233.1 million in average loans added in the BCSB acquisition, $535.7 million in average loans added in the PVF acquisition and $137.3 million in average loans added in the ANNB acquisition. The yield on earning assets decreased 15 basis points from the first six months of 2013 to 3.93% for the first six months of 2014, reflecting the decreases in market interest rates, competitive pressures and the above-mentioned changes in accretable yield benefit on acquired loans.

Interest expense of $20.3 million for the first six months of 2014 decreased $2.8 million or 12.2% from the same quarter of 2013 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 12 basis points to 0.41% for the first six months of 2014, compared to 0.53% for the first six months of 2013, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $1.4 billion or 14.1%, including $136.5 million or 1.3% of organic growth, $392.5 million added in the BCSB acquisition, $707.6 million added in the PVF acquisition and $190.0 million added in the ANNB acquisition.

Provision for Loan Losses

The provision for loan losses of $17.4 million during the first six months of 2014 increased $2.0 million from the same period of 2013, primarily due to an increase of $3.7 million in the provision for the originated portfolio, partially offset by an decrease of $1.7 million in the provision for the acquired portfolio. During the first six months of 2014, net charge-offs were $11.4 million, or 0.23% (annualized) of average loans, compared to $11.5 million, or 0.28% (annualized) of average loans, for the same period of 2013, reflecting consistent, solid performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.13% and 1.25% at June 30, 2014 and 2013, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the BCSB, PVF and ANNB acquisitions without a corresponding allowance for loan losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $81.3 million for the first six months of 2014 increased $11.0 million or 15.6% from the same period of 2013. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $32.7 million for the first six months of 2014 decreased $2.3 million or 6.5% from the same period of 2013, primarily due to a decrease of $4.8 million in interchange fees as the Corporation became subject to the new rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Other service charges increased $2.5 million over this same period, reflecting the impact of organic growth and the expanded customer base due to the BCSB, PVF and ANNB acquisitions. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Trust fees of $9.6 million for the six months ended June 30, 2014 increased $1.4 million or 16.7% from the same period of 2013, primarily driven by cross-selling efforts collaborating with internal business partners, added sales professionals and improved market conditions. The market value of assets under management increased $495.2 million or 17.2% to $3.4 billion over this same period, with $396.2 million as a result of organic growth and $99.0 million due to improved stock market conditions.

Insurance commissions and fees of $8.6 million for the six months ended June 30, 2014 increased $0.1 million or 1.2% from the same period of 2013. Increased fee income resulting from the implementation of revenue-enhancing strategies and initiatives during the first six months of 2014 was partially offset by a reduction in fee income relating to the sale of a book-of-business to an outside agency for which revenue was received during the six months ended June 30, 2013 that was only received for part of that same period in 2014.

Securities commissions of $5.4 million for the first six months of 2014 decreased $0.4 million or 6.9% from the same period of 2013 primarily due to a system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area.

Net securities gains were $10.2 million for the first six months of 2014, compared to $0.8 million for the first six months of 2013. During the first six months of 2014, the Corporation strategically sold its entire portfolio of pooled TPS for net proceeds of $51.5 million and a gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $3.6 million relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Mortgage banking revenue, which is primarily derived from the gain on sale of residential mortgage loans, was $1.1 million for the first six months of 2014 and decreased $1.1 million from the same period of 2013 due to lower volume of loans sold and an increase in the amortization of mortgage servicing rights primarily acquired in the PVF transaction. During the first six months of 2014, the Corporation sold $58.7 million of residential mortgage loans, compared to $150.1 million for the same period of 2013, as part of its ongoing strategy of generally selling 30-year residential mortgage loans. The volume decrease is an industry-wide trend as refinance activity has greatly diminished.

Income from BOLI of $4.0 million for the first six months of 2014 increased $0.5 million or 13.2% from the first six months of 2013, primarily as a result of continued management actions designed to improve performance, along with additional policies acquired in the BCSB, PVF and ANNB acquisitions.

Other non-interest income of $9.5 million for the first six months of 2014 increased $3.3 million from the same period of 2013. During the first six months of 2014, the Corporation recorded $2.4 million more in fees earned through its commercial loan interest rate swap program, $0.8 million more in dividends on non-marketable equity securities and $0.2 million more in recoveries on impaired loans acquired in previous acquisitions compared to the same period of 2013. Additionally during the first half of 2014, the Corporation recorded a gain of $0.9 million related to the sale of impaired commercial loans. Partially offsetting these increases in other non-interest income is a gain of $0.6 million recognized during the first six months of 2013 relating to the successful harvesting of a mezzanine financing relationship by its merchant banking subsidiary and a gain of $1.6 million also recognized during the first six months of 2013 related to a debt extinguishment in which $15.0 million of the Corporation-issued TPS was repurchased at a discount, and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee.

Non-Interest Expense

Total non-interest expense of $186.8 million for the first six months of 2014 increased $23.8 million or 14.6% from the same period of 2013. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the branch offices and operations acquired from BCSB, PVF and ANNB.

Salaries and employee benefits of $97.4 million for the six months ended June 30, 2014 increased $10.3 million or 11.8% from the same period of 2013. This increase primarily relates to the BCSB, PVF and ANNB acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2014. Additionally, the Corporation recorded a net charge of $1.9 million during the first six months of 2014 relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $30.6 million for the first six months of 2014 increased $5.5 million or 21.8% from the same period of 2013, primarily resulting from the BCSB, PVF and ANNB acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, equipment depreciation expense increased during this same period due to upgrades to incorporate new technology, primarily relating to online and mobile banking applications, and snow removal expense increased as a result of severe weather conditions throughout the Corporation’s market area during the first half of 2014 compared to the same period of 2013.

Amortization of intangibles expense of $4.7 million for the first six months of 2014 increased $0.7 million or 18.7% from the same period of 2013, primarily due to core deposit intangibles recorded as a result of the BCSB, PVF and ANNB acquisitions.

Outside services expense of $15.5 million for the first six months of 2014 decreased $0.3 million or 1.9% from the same period of 2013. For the first six months of 2014, compared to the same period of 2013, consulting fees decreased $0.9 million due to a refund of previously paid fees for system enhancements and legal fees decreased $0.3 million due to a litigation issue during the first six months of 2013 that has since been resolved, while data processing services and other services increased $0.2 million and $0.6 million, respectively, primarily resulting from the BCSB, PVF and ANNB acquisitions and costs related to compliance with new regulations, including capital stress testing.

FDIC insurance of $6.4 million for the first six months of 2014 increased $1.4 million or 27.0% from the same period of 2013, primarily due to an increased asset base resulting from the acquisitions of PVF and ANNB.

The Corporation recorded $6.2 million in merger-related costs, primarily associated with the BCSB acquisition, during the first six months of 2014. Merger-related costs recorded during the same period of 2013, primarily in conjunction with the ANNB acquisition were $3.3 million.

Other non-interest expense increased $3.4 million to $25.9 million for the first six months of 2014, compared to $22.6 million for the first six months of 2013. For the first six months of 2014 compared to the same period of 2013, OREO expense increased $0.7 million as the 2013 period was low due to gains on sale of OREO properties absent in 2014 and state taxes increased $1.1 million resulting from a higher assessment base caused by state tax code changes. Additionally, supplies, loan-related expenses, business development expenses, other taxes and fraud losses increased $0.4 million, $0.4 million, $0.3 million, $0.3 million and $0.2 million, respectively, primarily due to the BCSB, PVF and ANNB acquisitions. These increases were partially offset by a decrease of $0.4 million in marketing expenses due to lower spending during the first six months of 2014.

Income Taxes

The Corporation’s income tax expense of $29.8 million for the first six months of 2014 increased $5.7 million or 23.8% from the same period of 2013. The effective tax rate of 30.0% for the first six months of 2014 increased from 29.4% for the same period of 2013, due to higher levels of pre-tax income, which is subject to the marginal tax rate. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few quarters. These include strong earnings, a consistent dividend and capital actions. The capital actions include the raising of $161.3 million via the issuance of common and preferred equity during the fourth quarter of 2013. These proceeds were utilized to redeem various TPS obligations of the Corporation totaling $148.0 million, with $115.0 million occurring during the fourth quarter of 2013, $23.0 million occurring during the first quarter of 2014 and $10.0 million occurring during the second quarter of 2014. The positive results of these strategies can be seen in the parent’s cash position as it has increased from $103.3 million at September 30, 2013 to $119.4 million at June 30, 2014.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.1 times at June 30, 2014 and 2.2 times at December 31, 2013. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 13.4 months at June 30, 2014 and 15.2 months at December 31, 2013. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes increased $1.1 million or 0.5% during the first six months of 2014 to $215.2 million at June 30, 2014.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Period-end transaction deposits and customer repurchase agreements organically grew $392.0 million or 9.2% for the first half of 2014, and represent 77.2% of total deposits and customer repurchase agreements at June 30, 2014. Total deposits and customer repurchase agreements organically increased $242.6 million or 4.4% for the first half of 2014 as the solid growth in lower cost, relationship-based accounts was offset by a continued planned decline in time deposits. Time deposits organically declined $149.8 million or 11.4% over this same period, reflecting the plan to reduce these accounts due to the Corporation’s strong liquidity position and customers shifting to lower cost transactional products.

FNBPA had unused wholesale credit availability of $4.6 billion or 31.3% of bank assets at June 30, 2014 and $4.8 billion or 35.6% of bank assets at December 31, 2013. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be sold to meet funding needs. These securities totaled $997.7 million, or 6.7% of total assets and $533.1 million, or 4.0% of total assets as of June 30, 2014 and December 31, 2013, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of June 30, 2014 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (1.3)% and (1.1)% as of June 30, 2014 and December 31, 2013, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$308,571	$454,940	$649,510	$1,158,036	$2,571,057
Investments	104,593	102,843	113,767	192,715	513,918

	413,164	557,783	763,277	1,350,751	3,084,975
Liabilities
Non-maturity deposits	76,246	152,492	228,739	457,477	914,954
Time deposits	159,289	300,866	446,139	613,813	1,520,107
Borrowings	644,427	38,143	55,348	102,489	840,407

	879,962	491,501	730,226	1,173,779	3,275,468
Period Gap (Assets - Liabilities)	$(466,798)	$66,282	$33,051	$176,972	$(190,493)

Cumulative Gap	$(466,798)	$(400,516)	$(367,465)	$(190,493)

Cumulative Gap to Total Assets	(3.1)%	(2.7)%	(2.4)%	(1.3)%

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

The following repricing gap analysis (in thousands) as of June 30, 2014 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$3,538,956	$1,017,024	$558,294	$947,234	$6,061,508
Investments	107,985	125,078	144,430	234,501	611,994

	3,646,941	1,142,102	702,724	1,181,735	6,673,502
Liabilities
Non-maturity deposits	2,608,504	—	—	—	2,608,504
Time deposits	166,945	302,173	446,693	615,116	1,530,927
Borrowings	1,367,157	30,721	11,965	15,721	1,425,564

	4,142,606	332,894	458,658	630,837	5,564,995
Off-balance sheet	(200,000)	—	—	—	(200,000)
Period Gap (assets – liabilities + off-balance sheet)	$(695,665)	$809,208	$244,066	$550,898	$908,507

Cumulative Gap	$(695,665)	$113,543	$357,609	$908,507

Cumulative Gap to Assets	(4.6)%	0.8%	2.4%	6.0%

The twelve-month cumulative repricing gap to total assets was 6.0% and 5.5% as of June 30, 2014 and December 31, 2013, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of June 30, 2014.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	June 30, 2014	December 31, 2013	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.6%	3.5%	n/a
+ 200 basis points	2.6%	2.5%	(5.0)%
+ 100 basis points	1.2%	1.1%	(5.0)%
- 100 basis points	(2.7)%	(2.1)%	(5.0)%
Economic value of equity:
+ 300 basis points	0.3%	(2.6)%	(25.0)%
+ 200 basis points	1.1%	(1.5)%	(15.0)%
+ 100 basis points	1.7%	(0.5)%	(10.0)%
- 100 basis points	(4.8)%	(4.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 2.5% at June 30, 2014 and December 31, 2013.

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

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 58.8% and 59.9% of total loans as of June 30, 2014 and December 31, 2013, respectively. This decrease was mainly due to the acquisition of BCSB in the first quarter of 2014. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be slightly longer given the asset sensitive nature of its balance sheet. At June 30, 2014, the portfolio duration was 3.4 versus a 3.3 level at December 31, 2013. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of June 30, 2014, the commercial swaps totaled $914.2 million of notional principal, with $153.1 million in notional swap principal originated during 2014. The success of the aforementioned tactics has resulted in an asset-sensitive position. During the first six months of 2014, long-term interest rates decreased slightly causing cash flows from certain mortgage-related portfolios to shorten slightly, which contributed to an increase in the asset-sensitive interest rate risk position during this period. The addition of BCSB providing less rate sensitive deposits, and the borrowing of two FHLB advances also contributed to the change in the interest rate risk position. These increases in the net asset-sensitivity position were slightly offset by a slight increase in the use of overnight borrowings compared to the prior quarter. In order to manage the interest rate risk position and generate incremental earnings, between December 2012 and August 2013 the Corporation entered into four separate interest rate derivative agreements totaling $200.0 million of notional principal in swaps which pay a variable interest rate and receive a fixed interest rate. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in this Report.

The Corporation recognizes that all asset/liability models have some inherent shortcomings. Asset/liability models require certain assumptions to be made, such as prepayment rates on interest-earning assets and repricing impact on non-maturity deposits, which may differ from actual experience. These business assumptions are based upon the Corporation’s experience, business plans and available industry data. While management believes such assumptions to be reasonable, there can be no assurance that modeled results will be achieved. Furthermore, the metrics are based upon the balance sheet structure as of the valuation date and do not reflect the planned growth or management actions that could be taken.

RISK MANAGEMENT

The Corporation’s Board of Directors recognizes that, as a financial institution, the Corporation takes on a certain amount of risk in every business decision, transaction and activity. The Corporation’s Board of Directors and senior management have identified six major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk and regulatory compliance risk. In its oversight role of the Corporation’s risk management function, the Board of Directors is mindful that risk management is not about eliminating risk, but rather is about identifying, accepting and managing risks so as to optimize total shareholder value, while balancing prudent business considerations and safety and soundness.

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

The Risk Committee serves as the primary point of contact between the Corporation’s Board of Directors and the FNBPA Risk Management Council, which is the senior management level committee responsible for FNBPA’s risk management.

As noted above, the Corporation’s principal subsidiary, FNBPA, has a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across the Corporation. The Operational Risk Committee is responsible for evaluating and approving appropriate remediation efforts to address identified operational risks. The Operational Risk Committee provides periodic reports concerning operational risks to the FNBPA Risk Management Council. The FNBPA Risk Management Council reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise-wide risk profile of the Corporation and other significant risk management issues. The Corporation’s Chief Risk Officer is responsible for the design and implementation of the Corporation’s enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. FNBPA’s Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring FNBPA’s compliance with applicable laws and regulations. Further, the Corporation’s audit function performs an independent assessment of the Corporation’s internal controls environment and plays an integral role in testing the operation of internal controls systems and reporting findings to management and the Corporation’s Audit Committee. Both the Corporation’s Risk Committee and Audit Committee regularly report on risk-related matters to the Corporation’s Board of Directors. In addition, both the Corporation’s Risk Committee and FNBPA’s Risk Management Council regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;

•	enables the Board of Directors to understand the businesses, investments and financial, accounting, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and

•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	June 30, 2014	December 31, 2013
Non-interest bearing demand	$2,429,120	$2,200,081
Interest bearing demand	4,354,333	3,968,679
Savings	1,576,480	1,423,399
Certificates of deposit and other time deposits	2,697,837	2,606,073

Total deposits	11,057,770	10,198,232
Customer repurchase agreements	751,066	841,741

Total deposits and customer repurchase agreements	$11,808,836	$11,039,973

Total deposits and customer repurchase agreements increased by $768.9 million, or 7.0%, to $11.8 billion at June 30, 2014, compared to December 31, 2013, primarily as a result of the acquisition of BCSB combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest bearing and interest bearing) and savings accounts, partially offset by a decrease in customer repurchase agreements. Certificates of deposit and other time deposits increased slightly over this same period as the accounts added in the BCSB acquisition were partially offset by a reduction in existing accounts as certificates of deposit are not priced for growth at this time. Generating growth in relationship-based transaction deposits and customer repurchase agreements remains a key focus of the Corporation.

NON-PERFORMING ASSETS

Credit quality for the first six months of 2014 reflects continued solid performance by the Corporation. During the first six months of 2014, non-performing loans and OREO increased $2.2 million or 1.9%, from $118.1 million at December 31, 2013 to $120.3 million at June 30, 2014, primarily as the result of increases of $0.8 million in non-accrual loans and $1.8 million in TDRs, partially offset by a decrease of $0.4 million in OREO. The increase in non-accrual loans was primarily due to migration within the commercial and industrial loan portfolio and the increase in TDRs was primarily attributed to loans secured by residential mortgages and restructured in participation with government programs.

Following is a summary of non-performing loans, by class (in thousands):

	June 30, 2014	December 31, 2013
Commercial real estate	$40,519	$43,648
Commercial and industrial	9,113	6,683
Commercial leases	788	734

Total commercial loans and leases	50,420	51,065
Direct installment	12,521	10,577
Residential mortgages	14,122	14,012
Indirect installment	1,368	1,202
Consumer lines of credit	1,603	597
Other	—	—

	$80,034	$77,453

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
June 30, 2014
Commercial real estate	$24	$1,219	$11,474	$12,717
Commercial and industrial	739	223	112	1,074
Commercial leases	—	—	—	—

Total commercial loans and leases	763	1,442	11,586	13,791
Direct installment	5,551	7,675	1,042	14,268
Residential mortgages	4,099	10,293	720	15,112
Indirect installment	—	139	67	206
Consumer lines of credit	201	936	—	1,137
Other	—	—	—	—

	$10,614	$20,485	$13,415	$44,514

December 31, 2013
Commercial real estate	$24	$2,688	$10,435	$13,147
Commercial and industrial	749	40	237	1,026
Commercial leases	—	—	—	—

Total commercial loans and leases	773	2,728	10,672	14,173
Direct installment	5,404	5,891	1,070	12,365
Residential mortgages	3,743	9,752	883	14,378
Indirect installment	—	142	80	222
Consumer lines of credit	300	185	—	485
Other	—	—	—	—

	$10,220	$18,698	$12,705	$41,623

ALLOWANCE FOR LOAN LOSSES

Commercial loans are individually risk-rated by the loan relationship manager, approved by the appropriate loan authority or committee and reviewed on an ongoing basis by the lending and credit groups, as well as the Loan Review department. In general, commercial loan risk ratings are affirmed at least annually. Troubled, classified and non-performing loans and borrowers are reviewed more frequently by the Special Attention Credit Committee. Impaired commercial relationships with exposures greater than or equal to $500 thousand are subject to specific measurement of impairment and the establishment of an ASC 310 specific reserve, if any. These reserve allocations are generally collateral dependent. Consumer and residential real estate loans are generally reviewed in the aggregate due to their homogeneous nature. Non-account specific ASC 450 reserve allocations, along with allocations to impaired loan relationships under $500 thousand, are applied a quantitative loss factor in a pool based on migration analysis for commercial loans, roll-rate analysis for consumer and residential loans and the qualitative factors described below.

Management evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the quantitative analyses described above. Historical loss rates for each loan category may be adjusted for levels of and trends in loan volumes, large exposures, charge-offs, recoveries, delinquency, non-performing and other impaired loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; mergers and acquisitions; weighted average risk ratings; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of the allowance for loan losses include uncertainty of the labor markets in the regions the Corporation serves and a contracting labor force due, in part, to productivity growth and industry consolidations. The determination of this component of the allowance for loan losses is particularly dependent on the judgment of management.

The allowance for loan losses of $116.7 at June 30, 2014 increased $6.0 million or 5.4% from December 31, 2013, primarily due to growth in originated loans and, to a lesser extent, to support the acquired portfolio. The provision for loan losses during the six months ended June 30, 2014 was $17.4 million, covering net charge-offs of $11.4 million with the remainder supporting originated loan growth and the acquired portfolios. The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 143.03% as of December 31, 2013 to 145.87% as of June 30, 2014.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loan portfolio. The originated loan portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805. The decline in each ratio is consistent with generally positive trends in asset quality, including a continued reduction of loans in the Florida portfolio.

	At or For the Three Months Ended
	June 30, 2014	December 31, 2013	June 30, 2013
Non-performing loans/total originated loans	0.91%	0.95%	1.11%
Non-performing loans + OREO/total originated loans + OREO	1.36%	1.44%	1.59%
Allowance for loan losses (originated loans)/total originated loans	1.26%	1.29%	1.35%
Net charge-offs on originated loans (annualized)/total average originated loans	0.23%	0.30%	0.33%

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

The Corporation’s management believes that, as of June 30, 2014 and December 31, 2013, the Corporation and FNBPA met all “well capitalized” requirements to which each of them was subject.

As of June 30, 2014, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During June 2013, $15.0 million of the Corporation-issued TPS was repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. During the fourth quarter of 2013 and the first six months of 2014, the Corporation redeemed $148.0 million of the Corporation-issued TPS using proceeds raised in conjunction with its capital raise completed in November 2013. The regulatory capital ratios at June 30, 2014 reflect these decreases in TPS, with remaining TPS included in tier 1 capital totaling $57.5 million. Additionally, during the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled TPS, which strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated leverageable capital to support future growth.

Following are the capital ratios as of June 30, 2014 and December 31, 2013 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2014
F.N.B. Corporation
Total capital to risk-weighted assets	$1,313,478	12.3%	$1,067,859	10.0%	$854,287	8.0%
Tier 1 capital to risk-weighted assets	1,172,277	11.0	640,716	6.0	427,144	4.0
Leverage ratio	1,172,277	8.4	694,331	5.0	555,464	4.0
FNBPA
Total capital to risk-weighted assets	1,227,934	11.7	1,051,804	10.0	841,443	8.0
Tier 1 capital to risk-weighted assets	1,116,470	10.6	631,082	6.0	420,721	4.0
Leverage ratio	1,116,470	8.1	685,496	5.0	548,397	4.0
December 31, 2013
F.N.B. Corporation
Total capital to risk-weighted assets	$1,258,312	12.5%	$1,009,952	10.0%	$807,962	8.0%
Tier 1 capital to risk-weighted assets	1,117,956	11.1	605,971	6.0	403,981	4.0
Leverage ratio	1,117,956	8.8	634,527	5.0	507,622	4.0
FNBPA
Total capital to risk-weighted assets	1,144,510	11.5	995,524	10.0	796,419	8.0
Tier 1 capital to risk-weighted assets	1,035,659	10.4	597,314	6.0	398,210	4.0
Leverage ratio	1,035,659	8.3	623,921	5.0	499,137	4.0

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

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. The Corporation’s total assets exceeded $10 billion on December 31, 2012. As a result, the Corporation was subject to the new rules regarding debit card interchange fees as of July 1, 2013. The Corporation’s revenue earned from debit card interchange fees was $6.1 million for the first six months of 2014, a decrease of $4.7 million from the same period of 2013. This revenue could decrease by approximately $10.0 million on an annual basis; however, the Corporation is deploying various revenue enhancement and expense reduction strategies designed to mitigate this impact on debit card interchange fees.

On June 10, 2013, the Corporation became subject to the clearing requirement under the Dodd-Frank Act whereby it is now required to centrally clear certain interest rate swaps. A cleared swap is subject to continuous collateralization of swap obligations, real-time reporting, additional agreements and other regulatory constraints.

ENHANCED REGULATORY CAPITAL STANDARDS

Regulatory capital reform initiatives continue to be updated and released which may impose additional conditions and restrictions on the Corporation’s current business practices and capital strategies.

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

In October 2012, the FRB issued rules requiring companies with total consolidated assets of more than $10 billion to conduct annual company-run stress tests pursuant to the Dodd-Frank Act (DFAST). In July 2013, the FRB issued supervisory guidance for implementing the DFAST rules for banking organizations with total consolidated assets of more than $10 billion but less than $50 billion. The DFAST guidelines and rules build upon the May 2012 stress testing guidance issued by the FRB, Supervisory Guidance on Stress Testing for Banking Organizations with More Than $10 Billion in Total Consolidated Assets (SR Letter 12-7). The Corporation is subject to these supervisory rules and guidelines and conducted its annual company-run stress tests with results reported to the FRB by March 31, 2014. Also, FNBPA is subject to stress testing rules and guidelines under the Office of the Comptroller of the Currency (OCC). The OCC has advised that it will consult closely with the FRB to provide common stress scenarios which can be utilized at both the depository institution and bank holding company levels.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended June 30, 2014, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

OBA Financial Services, Inc. Stockholder Litigation

On May 7, 2014, a purported shareholder of OBA filed a putative class action complaint in the Circuit Court for Montgomery County, Maryland, captioned Parshall v. OBA Financial Services, Inc., et al., Case No. 390369V, and naming as defendants OBA, OBA Bank, OBA’s board of directors, F.N.B. Corporation and FNBPA. The plaintiff alleged that OBA’s board of directors breached its fiduciary duty to OBA’s shareholders by approving a proposed transaction containing certain so-called “deal protection devices” and, as a result, OBA’s shareholders will allegedly not receive fair value for their stock. The plaintiff further alleged that OBA, OBA Bank, F.N.B. Corporation and FNBPA aided and abetted the alleged breaches of fiduciary duty by the OBA board.

In the complaint, the plaintiff sought an injunction barring the defendants from completing the merger; rescission of the merger agreement to the extent already implemented or, in the alternative, an award of rescissory damages; an accounting to plaintiff for all damages caused by the defendants; and an award of the costs and expenses incurred by the plaintiff in the lawsuit, including a reasonable allowance for counsel fees and expert fees.

On July 3, 2014, the plaintiff filed an amended complaint with additional allegations regarding certain purported nondisclosures relating to the registration statement for the proposed transaction, which was filed with the SEC on June 16, 2014. In the amended complaint, the plaintiff seeks the same relief as he did in his original complaint. Based on the facts known to date, F.N.B. Corporation and FNBPA believe that the claims asserted in the amended complaint are without merit and intend to vigorously defend the litigation.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: August 8, 2014	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr. President and Chief Executive Officer (Principal Executive Officer)

Dated: August 8, 2014	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr. Chief Financial Officer (Principal Financial Officer)

Dated: August 8, 2014	/s/ Timothy G. Rubritz
Timothy G. Rubritz Corporate Controller (Principal Accounting Officer)