Form 10-Q
period 2014-09-30
FNB CORP/FL/
filed 2014-11-07
CIK 37808

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock, $0.01 Par Value	173,538,511 Shares

F.N.B. CORPORATION

FORM 10-Q

September 30, 2014

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Dollars in thousands, except par value

	September 30,	December 31,
	2014	2013
	(Unaudited)
Assets
Cash and due from banks	$205,062	$197,534
Interest bearing deposits with banks	32,906	16,447

Cash and Cash Equivalents	237,968	213,981
Securities available for sale	1,439,735	1,141,650
Securities held to maturity (fair value of $1,480,229 and $1,189,563)	1,475,552	1,199,169
Residential mortgage loans held for sale	4,431	7,138
Loans, net of unearned income of $53,184 and $55,051	10,967,860	9,506,094
Allowance for loan losses	(120,601)	(110,784)

Net Loans	10,847,259	9,395,310
Premises and equipment, net	166,661	154,032
Goodwill	829,271	764,248
Core deposit and other intangible assets, net	50,017	47,608
Bank owned life insurance	299,828	289,402
Other assets	406,323	350,867

Total Assets	$15,757,045	$13,563,405

Liabilities
Deposits:
Non-interest bearing demand	$2,647,081	$2,200,081
Interest bearing demand	4,551,241	3,968,679
Savings	1,574,187	1,423,399
Certificates and other time deposits	2,679,584	2,606,073

Total Deposits	11,452,093	10,198,232
Other liabilities	157,230	130,418
Short-term borrowings	1,601,167	1,241,239
Long-term debt	483,189	143,928
Junior subordinated debt	58,233	75,205

Total Liabilities	13,751,912	11,789,022
Stockholders’ Equity
Preferred stock—$0.01 par value Authorized – 20,000,000 shares Issued – 110,877 shares	106,882	106,882
Common stock—$0.01 par value Authorized – 500,000,000 shares Issued – 174,818,616 and 159,624,796 shares	1,747	1,592
Additional paid-in capital	1,791,674	1,608,117
Retained earnings	159,812	121,870
Accumulated other comprehensive loss	(40,451)	(56,924)
Treasury stock – 1,322,849 and 657,585 shares at cost	(14,531)	(7,154)

Total Stockholders’ Equity	2,005,133	1,774,383

Total Liabilities and Stockholders’ Equity	$15,757,045	$13,563,405

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Dollars in thousands, except per share data

Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest Income
Loans, including fees	$116,468	$97,499	$330,107	$286,156
Securities:
Taxable	13,693	10,888	39,557	32,141
Nontaxable	1,356	1,377	3,934	4,336
Dividends	26	13	218	71
Other	23	13	70	45

Total Interest Income	131,566	109,790	373,886	322,749
Interest Expense
Deposits	7,457	6,895	22,067	22,503
Short-term borrowings	1,459	1,122	4,011	3,304
Long-term debt	1,692	719	3,850	2,268
Junior subordinated debt	339	1,800	1,322	5,578

Total Interest Expense	10,947	10,536	31,250	33,653

Net Interest Income	120,619	99,254	342,636	289,096
Provision for loan losses	11,197	7,280	28,608	22,724

Net Interest Income After Provision for Loan Losses	109,422	91,974	314,028	266,372
Non-Interest Income
Service charges	17,742	16,427	50,452	51,416
Trust fees	4,868	4,176	14,494	12,428
Insurance commissions and fees	4,169	4,088	12,805	12,619
Securities commissions and fees	3,132	2,575	8,525	8,365
Net securities gains	1,178	5	11,415	757
Mortgage banking	1,078	885	2,220	3,083
Bank owned life insurance	1,828	1,635	5,820	5,161
Other	3,557	3,019	13,081	9,290

Total Non-Interest Income	37,552	32,810	118,812	103,119
Non-Interest Expense
Salaries and employee benefits	49,590	45,155	147,008	132,261
Net occupancy	7,734	6,132	24,284	19,669
Equipment	7,625	6,415	21,701	18,013
Amortization of intangibles	2,455	2,067	7,199	6,063
Outside services	8,183	7,565	23,653	23,332
FDIC insurance	3,206	3,161	9,599	8,197
Merger related	1,904	913	8,054	4,211
Other	15,150	11,765	41,099	34,356

Total Non-Interest Expense	95,847	83,173	282,597	246,102

Income Before Income Taxes	51,127	41,611	150,243	123,389
Income taxes	15,736	9,977	45,497	34,024

Net Income	35,391	31,634	104,746	89,365
Less: Preferred stock dividends	2,010	—	6,342	—

Net Income Available to Common Stockholders	$33,381	$31,634	$98,404	$89,365

Net Income per Common Share – Basic	$0.20	$0.22	$0.60	$0.63
Net Income per Common Share – Diluted	0.20	0.22	0.59	0.62
Cash Dividends per Common Share	0.12	0.12	0.36	0.36
Comprehensive Income	$31,499	$27,540	$121,219	$69,418

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

Dollars in thousands, except per share data

Unaudited

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2014	$106,882	$1,592	$1,608,117	$121,870	$(56,924)	$(7,154)	$1,774,383
Net income				104,746			104,746
Change in other comprehensive income (loss), net of tax					16,473		16,473
Dividends declared:
Preferred stock				(6,342)			(6,342)
Common stock: $0.36/share				(60,234)			(60,234)
Issuance of common stock		16	9,007	(228)		(7,377)	1,418
Issuance of common stock—acquisitions		139	170,024				170,163
Restricted stock compensation			2,328				2,328
Tax expense of stock-based compensation			2,198				2,198

Balance at September 30, 2014	$106,882	$1,747	$1,791,674	$159,812	$(40,451)	$(14,531)	$2,005,133

Balance at January 1, 2013	—	$1,398	$1,376,601	$75,312	$(46,224)	$(5,018)	$1,402,069
Net income				89,365			89,365
Change in other comprehensive income (loss), net of tax					(19,947)		(19,947)
Dividends declared:
Common stock: $0.36/share				(52,028)			(52,028)
Issuance of common stock		11	3,318			(2,047)	1,282
Issuance of common stock—acquisitions		46	56,243				56,289
Restricted stock compensation			3,339				3,339
Tax benefit of stock-based compensation			1,278				1,278

Balance at September 30, 2013	—	$1,455	$1,440,779	$112,649	$(66,171)	$(7,065)	$1,481,647

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Dollars in thousands

Unaudited

	Nine Months Ended
	September 30,
	2014	2013
Operating Activities
Net income	$104,746	$89,365
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	29,007	21,845
Provision for loan losses	28,608	22,724
Deferred tax (benefit) expenses	(2,533)	12,246
Net securities gains	(11,415)	(757)
Tax benefit of stock-based compensation	(2,198)	(1,278)
Loans originated for sale	(98,741)	(190,704)
Loans sold	105,169	213,293
Gain on sale of loans	(3,721)	(2,942)
Net change in:
Interest receivable	(1,590)	(1,568)
Interest payable	(1,058)	(2,836)
Trading securities	241,595	88,052
Bank owned life insurance	(5,205)	(1,808)
Other, net	(4,165)	18,610

Net cash flows provided by operating activities	378,499	264,242

Investing Activities
Net change in loans	(888,443)	(473,933)
Securities available for sale:
Purchases	(686,108)	(250,724)
Sales	175,872	21,919
Maturities	245,942	269,330
Securities held to maturity:
Purchases	(436,519)	(335,533)
Sales	4,570	17,429
Maturities	153,624	239,942
Purchase of bank owned life insurance	(16)	(10,016)
Withdrawal/surrender of bank owned life insurance	18,715	—
Increase in premises and equipment	(12,580)	(7,745)
Net cash received in business combinations	60,035	41,986

Net cash flows used in investing activities	(1,364,908)	(487,345)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	654,144	536,442
Time deposits	(224,733)	(240,111)
Short-term borrowings	348,827	68,643
Increase in long-term debt	376,418	37,602
Decrease in long-term debt	(53,655)	(73,867)
Decrease in junior subordinated debt	(34,022)	(15,000)
Net proceeds from issuance of common stock	7,795	4,609
Tax benefit of stock-based compensation	2,198	1,278
Cash dividends paid:
Preferred stock	(6,342)	—
Common stock	(60,234)	(52,028)

Net cash flows provided by financing activities	1,010,396	267,568

Net Increase (Decrease) in Cash and Cash Equivalents	23,987	44,465
Cash and cash equivalents at beginning of period	213,981	239,044

Cash and Cash Equivalents at End of Period	$237,968	$283,509

See accompanying Notes to Consolidated Financial Statements

F.N.B. CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dollars in thousands, except share data

(Unaudited)

September 30, 2014

BUSINESS

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of September 30, 2014, the Corporation had 289 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 71 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of September 30, 2014.

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

MERGERS AND ACQUISITIONS

OBA Financial Services, Inc.

On September 19, 2014, the Corporation completed its acquisition of OBA Financial Services, Inc. (OBA), a bank holding company based in Germantown, Maryland. On the acquisition date, the estimated fair values of OBA included $393,597 in assets, $300,467 in loans and $295,922 in deposits. The acquisition was valued at approximately $85,567 and resulted in the Corporation issuing 7,170,037 shares of its common stock in exchange for 4,025,895 shares of OBA common stock. The Corporation also acquired the outstanding stock options of OBA that became fully vested upon the acquisition. The assets and liabilities of OBA were recorded on the Corporation’s consolidated balance sheet at their preliminary estimated fair values as of September 19, 2014, the acquisition date, and OBA’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. OBA’s banking affiliate, OBA Bank, was merged into FNBPA on September 19, 2014. Based on a preliminary purchase price allocation, the Corporation recorded $18,238 in goodwill and $4,347 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. On the acquisition date, the estimated fair values of BCSB included $595,263 in assets, $304,932 in loans and $532,197 in deposits. The acquisition was valued at approximately $80,544 and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock. The Corporation also acquired the outstanding stock options of BCSB that became fully vested upon the acquisition. The assets and liabilities of BCSB were recorded on the Corporation’s consolidated balance sheet at their fair values as of February 15, 2014, the acquisition date, and BCSB’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. BCSB’s banking affiliate, Baltimore County Savings Bank, was merged into FNBPA on February 15, 2014. Based on the purchase price allocation, the Corporation recorded $43,758 in goodwill and $6,591 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

PVF Capital Corp.

On October 12, 2013, the Corporation completed its acquisition of PVF Capital Corp. (PVF), a savings and loan holding company based in Solon, Ohio. On the acquisition date, the estimated fair values of PVF included $737,813 in assets, $512,795 in loans and $628,019 in deposits. The acquisition was valued at $109,856 and resulted in the Corporation issuing 8,893,598 shares of its common stock in exchange for 26,119,398 shares of PVF common stock. The Corporation also acquired the outstanding stock options of PVF that became fully vested upon the acquisition. The assets and liabilities of PVF were recorded on the Corporation’s consolidated balance sheets at their fair values as of October 12, 2013, the acquisition date, and PVF’s results of operations have been included in the Corporation’s consolidated statements of comprehensive income since that date. PVF’s banking affiliate, Park View Federal Savings Bank, was merged into FNBPA on October 12, 2013. Based on the purchase price allocation, the Corporation recorded $55,867 in goodwill and $6,867 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

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

NEW ACCOUNTING STANDARDS

Presentation of Financial Statements

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, disclose that fact. ASU 2014-15 defines substantial doubt as when it is probable that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued. The guidance states that when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued. The requirements of ASU 2014-15 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this update is not expected to have an effect on the financial statements, results of operations or liquidity of the Corporation.

Troubled Debt Restructurings

In August 2014, the FASB issued ASU No. 2014-14, Receivables – Troubled Debt Restructurings by Creditors. ASU 2014-14 requires that a mortgage loan be derecognized and that a separate other receivable be recognized upon foreclosure if the following conditions are met: (1) the loan has a government guarantee that is not separable from the loan before foreclosure; (2) at the time of foreclosure, the creditor has the intent to convey the real estate property to the guarantor and make a claim on the guarantee, and the creditor has the ability to recover under that claim; and (3) at the time of foreclosure, any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. An entity can adopt the amendments in this guidance using either a prospective transition method or a modified retrospective method. For prospective transition, an entity should apply the amendments in this update to foreclosures that occur after the date of adoption. For modified retrospective transition, an entity should apply the amendments in this update by means of a cumulative-effect adjustment as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The requirements of ASU 2014-14 are effective for reporting periods beginning after December 15, 2014, with early adoption permitted. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

Stock Compensation

In June 2014, the FASB issued ASU No. 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. ASU 2014-12 provides guidance relating to the accounting for a performance target that could be achieved after the requisite service period. ASU 2014-12 requires that such performance targets be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The requirements of ASU 2014-12 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. Companies may apply the amendments in this standard either prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying ASU 2014-12 should be recognized as an adjustment to the beginning balance of retained earnings. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

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

SECURITIES

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
September 30, 2014
U.S. Treasury	$29,570	$—	$(36)	$29,534
U.S. government-sponsored entities	278,330	162	(2,984)	275,508
Residential mortgage-backed securities:
Agency mortgage-backed securities	492,456	4,798	(771)	496,483
Agency collateralized mortgage obligations	608,284	645	(11,995)	596,934
Non-agency collateralized mortgage obligations	1,530	17	—	1,547
Commercial mortgage-backed securities	8,062	—	(25)	8,037
States of the U.S. and political subdivisions	13,413	523	(42)	13,894
Other debt securities	16,587	473	(582)	16,478

Total debt securities	1,448,232	6,618	(16,435)	1,438,415
Equity securities	1,031	289	—	1,320

	$1,449,263	$6,907	$(16,435)	$1,439,735

December 31, 2013
U.S. government-sponsored entities	$336,763	$126	$(5,904)	$330,985
Residential mortgage-backed securities:
Agency mortgage-backed securities	247,880	4,304	(1,303)	250,881
Agency collateralized mortgage obligations	511,098	895	(20,794)	491,199
Non-agency collateralized mortgage obligations	1,747	15	—	1,762
States of the U.S. and political subdivisions	16,842	410	(250)	17,002
Collateralized debt obligations	37,203	4,507	(10,115)	31,595
Other debt securities	16,505	524	(929)	16,100

Total debt securities	1,168,038	10,781	(39,295)	1,139,524
Equity securities	1,444	682	—	2,126

	$1,169,482	$11,463	$(39,295)	$1,141,650

Securities Held to Maturity:
September 30, 2014
U.S. Treasury	$502	$141	$—	$643
U.S. government-sponsored entities	101,652	496	(937)	101,211
Residential mortgage-backed securities:
Agency mortgage-backed securities	709,123	13,428	(1,792)	720,759
Agency collateralized mortgage obligations	494,791	1,061	(10,784)	485,068
Non-agency collateralized mortgage obligations	4,630	17	(2)	4,645
Commercial mortgage-backed securities	14,959	122	(99)	14,982
States of the U.S. and political subdivisions	149,895	3,119	(93)	152,921

	$1,475,552	$18,384	$(13,707)	$1,480,229

December 31, 2013
U.S. Treasury	$503	$99	$—	$602
U.S. government-sponsored entities	43,322	180	(1,151)	42,351
Residential mortgage-backed securities:
Agency mortgage-backed securities	628,681	12,281	(6,032)	634,930
Agency collateralized mortgage obligations	385,408	764	(15,844)	370,328
Non-agency collateralized mortgage obligations	6,852	44	(4)	6,892
Commercial mortgage-backed securities	2,241	124	(37)	2,328
States of the U.S. and political subdivisions	132,162	1,992	(2,022)	132,132

	$1,199,169	$15,484	$(25,090)	$1,189,563

The Corporation classifies securities as trading securities when management intends to sell such securities in the near term. Such securities are carried at fair value, with unrealized gains (losses) reflected through the consolidated statements of comprehensive income. The Corporation classified certain securities acquired in conjunction with its acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarterly periods in which each of the acquisitions occurred. As of September 30, 2014 and December 31, 2013, the Corporation did not hold any trading securities.

Gross gains and gross losses were realized on securities as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Gross gains	$1,191	$5	$19,939	$1,120
Gross losses	(13)	—	(8,524)	(363)

	$1,178	$5	$11,415	$757

During the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled trust preferred securities (TPS) with net proceeds of $51,540 and a gain of $13,766. These were previously classified as collateralized debt obligations (CDOs) available for sale. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $2,351 relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

As of September 30, 2014, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$3,711	$3,741
Due from one to five years	283,913	282,767	90,393	89,667
Due from five to ten years	47,102	46,344	79,109	80,905
Due after ten years	6,885	6,303	78,836	80,462

	337,900	335,414	252,049	254,775
Residential mortgage-backed securities:
Agency mortgage-backed securities	492,456	496,483	709,123	720,759
Agency collateralized mortgage obligations	608,284	596,934	494,791	485,068
Non-agency collateralized mortgage obligations	1,530	1,547	4,630	4,645
Commercial mortgage-backed securities	8,062	8,037	14,959	14,982
Equity securities	1,031	1,320	—	—

	$1,449,263	$1,439,735	$1,475,552	$1,480,229

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on mortgage-backed securities based on the payment patterns of the underlying collateral.

At September 30, 2014 and December 31, 2013, securities with a carrying value of $1,114,235 and $909,548, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $890,323 and $860,279 at September 30, 2014 and December 31, 2013, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			12 Months or More			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
September 30, 2014
U.S. Treasury	3	$29,534	$(36)	—	$—	$—	3	$29,534	$(36)
U.S. government-sponsored entities	9	102,319	(259)	8	113,264	(2,725)	17	215,583	(2,984)
Residential mortgage-backed securities:
Agency mortgage-backed securities	10	196,423	(771)	—	—	—	10	196,423	(771)
Agency collateralized mortgage obligations	14	292,696	(2,225)	16	232,824	(9,770)	30	525,520	(11,995)
Commercial mortgage-backed securities	1	8,036	(25)	—	—	—	1	8,036	(25)
States of the U.S. and political subdivisions	—	—	—	1	1,149	(42)	1	1,149	(42)
Other debt securities	—	—	—	4	6,304	(582)	4	6,304	(582)

	37	$629,008	$(3,316)	29	$353,541	$(13,119)	66	$982,549	$(16,435)

December 31, 2013
U.S. government-sponsored entities	17	$232,962	$(5,904)	—	$—	$—	17	$232,962	$(5,904)
Residential mortgage-backed securities:
Agency mortgage-backed securities	9	108,284	(1,303)	—	—	—	9	108,284	(1,303)
Agency collateralized mortgage obligations	26	389,989	(18,644)	2	34,229	(2,150)	28	424,218	(20,794)
States of the U.S. and political subdivisions	2	3,022	(250)	—	—	—	2	3,022	(250)
Collateralized debt obligations	—	—	—	8	7,965	(10,115)	8	7,965	(10,115)
Other debt securities	—	—	—	4	5,950	(929)	4	5,950	(929)

	54	$734,257	$(26,101)	14	$48,144	$(13,194)	68	$782,401	$(39,295)

Securities Held to Maturity:
September 30, 2014
U.S. government-sponsored entities	3	$39,956	$(151)	3	$39,247	$(786)	6	$79,203	$(937)
Residential mortgage-backed securities:
Agency mortgage-backed securities	12	149,058	(631)	8	83,697	(1,161)	20	232,755	(1,792)
Agency collateralized mortgage obligations	8	125,974	(1,036)	16	216,359	(9,748)	24	342,333	(10,784)
Non-agency collateralized mortgage obligations	1	761	(2)	—	—	—	1	761	(2)
Commercial mortgage-backed securities	2	13,655	(99)	—	—	—	2	13,655	(99)
States of the U.S. and political subdivisions	1	1,726	(13)	5	6,606	(80)	6	8,332	(93)

	27	$331,130	$(1,932)	32	$345,909	$(11,775)	59	$677,039	$(13,707)

December 31, 2013
U.S. government-sponsored entities	2	$24,513	$(530)	1	$14,378	$(621)	3	$38,891	$(1,151)
Residential mortgage-backed securities:
Agency mortgage-backed securities	24	308,864	(5,942)	1	1,296	(90)	25	310,160	(6,032)
Agency collateralized mortgage obligations	21	301,312	(15,844)	—	—	—	21	301,312	(15,844)
Non-agency collateralized mortgage obligations	3	2,010	(4)	—	—	—	3	2,010	(4)
Commercial mortgage-backed securities	1	984	(37)	—	—	—	1	984	(37)
States of the U.S. and political subdivisions	27	31,537	(2,022)	—	—	—	27	31,537	(2,022)

	78	$669,220	$(24,379)	2	$15,674	$(711)	80	$684,894	$(25,090)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on CDOs as of December 31, 2013 related to investments in pooled TPS, all of which were sold during the first quarter of 2014 as previously noted. The Corporation’s remaining portfolio of TPS consists of four single-issuer securities, which are primarily from money-center and large regional banks and are included in other debt securities. These single-issuer TPS had an amortized cost and estimated fair value of $6,885 and $6,304 at September 30, 2014, respectively. The Corporation has concluded from its analysis performed at September 30, 2014 that it is probable that the Corporation will collect all contractual principal and interest payments related to these securities.

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
For the Nine Months Ended September 30, 2014
Beginning balance	$17,155	$—	$27	$17,182
Loss where impairment was not previously recognized	—	—	—	—
Additional loss where impairment was previously recognized	—	—	—	—
Reduction due to credit impaired securities sold	(17,155)	—	—	(17,155)

Ending balance	$—	$—	$27	$27

For the Nine Months Ended September 30, 2013
Beginning balance	$17,155	$212	—	$17,367
Loss where impairment was not previously recognized	—	—	—	—
Additional loss where impairment was previously recognized	—	—	—	—
Reduction due to credit impaired securities sold	—	(212)	—	(212)

Ending balance	$17,155	$—	—	$17,155

The Corporation did not recognize any impairment losses on securities for the nine months ended September 30, 2014 or 2013.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $163,789 as of September 30, 2014 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. General obligation bonds comprise 99.5% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 86.8% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1,092. In addition to the strong stand-alone ratings, 88.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At September 30, 2014 and December 31, 2013, the Corporation’s FHLB stock totaled $58,372 and $23,636, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Following is a summary of loans, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans
September 30, 2014
Commercial real estate	$2,930,146	$860,018	$3,790,164
Commercial and industrial	2,104,559	143,046	2,247,605
Commercial leases	171,615	—	171,615

Total commercial loans and leases	5,206,320	1,003,064	6,209,384
Direct installment	1,509,096	70,216	1,579,312
Residential mortgages	762,743	469,053	1,231,796
Indirect installment	803,201	2,635	805,836
Consumer lines of credit	915,007	172,264	1,087,271
Other	54,261	—	54,261

	$9,250,628	$1,717,232	$10,967,860

December 31, 2013
Commercial real estate	$2,640,428	$604,781	$3,245,209
Commercial and industrial	1,761,668	119,806	1,881,474
Commercial leases	158,895	—	158,895

Total commercial loans and leases	4,560,991	724,587	5,285,578
Direct installment	1,387,995	79,241	1,467,236
Residential mortgages	678,227	408,512	1,086,739
Indirect installment	649,701	5,886	655,587
Consumer lines of credit	832,668	133,103	965,771
Other	45,183	—	45,183

	$8,154,765	$1,351,329	$9,506,094

The carrying amount of acquired loans at September 30, 2014 totaled $1,711,200 including purchased credit-impaired (PCI) loans with a carrying amount of $7,512, while the carrying amount of acquired loans at December 31, 2013 totaled $1,345,429, including PCI loans with a carrying amount of $21,192. The outstanding contractual balance receivable of acquired loans at September 30, 2014 totaled $1,805,350, including PCI loans with an outstanding contractual balance receivable of $22,172, while the outstanding contractual balance receivable of acquired loans at December 31, 2013 totaled $1,449,227, including PCI loans with an outstanding contractual balance receivable of $56,500.

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

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $175,460 or 1.6% of total loans at September 30, 2014, compared to $179,970 or 1.9% of total loans at December 31, 2013. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of September 30, 2014, 41.2% of the commercial real estate loans were owner-occupied, while the remaining 58.8% were non-owner-occupied, compared to 43.1% and 56.9%, respectively, as of December 31, 2013. As of September 30, 2014 and December 31, 2013, the Corporation had commercial construction loans of $299,859 and $252,842, respectively, representing 2.7% of total loans for both periods.

ASC 310-30 Loans

All loans acquired in acquisitions since 2009, except for revolving loans, are accounted for in accordance with ASC 310-30. Revolving loans are accounted for under ASC 310-20. The Corporation’s allowance for loan losses for acquired loans reflects only those losses incurred after acquisition.

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from BCSB in 2014 and PVF and ANNB in 2013. ASC 310-30 (impaired and non-impaired) loans acquired from OBA in 2014 are not presented because their values are expected to be immaterial, are preliminary in nature and are subject to refinement as additional information becomes available.

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from BCSB in 2014
Contractually required cash flows at acquisition	$10,470	$350,243	$360,713
Non-accretable difference (expected losses and foregone interest)	(5,426)	(17,720)	(23,146)

Cash flows expected to be collected at acquisition	5,044	332,523	337,567
Accretable yield	(704)	(70,407)	(71,111)

Basis in acquired loans at acquisition	$4,340	$262,116	$266,456

Acquired from PVF and ANNB in 2013
Contractually required cash flows at acquisition	$40,972	$796,114	$837,086
Non-accretable difference (expected losses and foregone interest)	(23,207)	(52,992)	(76,199)

Cash flows expected to be collected at acquisition	17,765	743,122	760,887
Accretable yield	(2,505)	(112,847)	(115,352)

Basis in acquired loans at acquisition	$15,260	$630,275	$645,535

The following table provides a summary of change in accretable yield for all acquired loans:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Nine Months Ended September 30, 2014
Balance at beginning of period	$7,456	$298,190	$305,646
Acquisitions	704	70,407	71,111
Reduction due to unexpected early payoffs	—	(34,747)	(34,747)
Reclass from non-accretable difference	2,612	7,313	9,925
Disposals/transfers	(2,938)	(2,452)	(5,390)
Accretion	(4,530)	(50,134)	(54,664)

Balance at end of period	$3,304	$288,577	$291,881

Year Ended December 31, 2013
Balance at beginning of period	$778	$253,375	$254,153
Acquisitions	2,505	112,847	115,352
Reduction due to unexpected early payoffs	—	(42,582)	(42,582)
Reclass from non-accretable difference	8,097	8,296	16,393
Disposals/transfers	(368)	(224)	(592)
Accretion	(3,556)	(33,522)	(37,078)

Balance at end of period	$7,456	$298,190	$305,646

Purchased Credit-Impaired (PCI) Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans identified in the Corporation’s acquisition of BCSB:

	At Acquisition	September 30, 2014
Outstanding balance	$10,470	$—
Carrying amount	4,340	—
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	275
Allowance reduction recognized since acquisition	n/a	275

As of September 30, 2014, all BCSB PCI balances were resolved through loan sale, runoff or charge-off.

Following is information about PCI loans. The table below does not include impaired loans from the OBA acquisition because their values are expected to be immaterial, are preliminary in nature and are subject to refinement as additional information becomes available.

	Outstanding Balance	Non-Accretable Difference	Expected Cash Flows	Accretable Yield	Recorded Investment
For the Nine Months Ended September 30, 2014
Balance at beginning of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192
Acquisitions	10,470	(5,426)	5,044	(704)	4,340
Accretion	—	—	—	4,530	4,530
Payments received	(21,000)	1,877	(19,123)	—	(19,123)
Reclass from non-accretable difference	—	2,612	2,612	(2,612)	—
Disposals/transfers	(25,900)	19,299	(6,601)	2,938	(3,663)
Contractual interest	2,102	(2,102)	—	—	—

Balance at end of period	$22,172	$(10,592)	$11,580	$(3,304)	$8,276

For the Year Ended December 31, 2013
Balance at beginning of period	$41,134	$(23,733)	$17,401	$(778)	$16,623
Acquisitions	42,031	(24,266)	17,765	(2,505)	15,260
Accretion	—	—	—	3,556	3,556
Payments received	(10,670)	1,345	(9,325)	—	(9,325)
Reclass from non-accretable difference	—	8,097	8,097	(8,097)	—
Disposals/transfers	(18,695)	14,405	(4,290)	368	(3,922)
Contractual interest	2,700	(2,700)	—	—	—

Balance at end of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192

The accretion in the table above includes $1,790 in 2014 and $440 in 2013 that primarily represents amounts received on certain loans in excess of expected cash flows.

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

Following is a summary of non-performing assets:

	September 30, 2014	December 31, 2013
Non-accrual loans	$55,095	$58,755
Troubled debt restructurings	21,797	18,698

Total non-performing loans	76,892	77,453
Other real estate owned (OREO)	39,040	40,681

Total non-performing loans and OREO	115,932	118,134
Non-performing investments	—	797

Total non-performing assets	$115,932	$118,931

Asset quality ratios:
Non-performing loans as a percent of total loans	0.70%	0.81%
Non-performing loans + OREO as a percent of total loans + OREO	1.05%	1.24%
Non-performing assets as a percent of total assets	0.74%	0.88%

The following tables provide an analysis of the aging of the Corporation’s past due loans by class, segregated by loans originated and loans acquired:

	30-89 Days Past Due	>90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
Originated loans:
September 30, 2014
Commercial real estate	$3,711	$132	$33,710	$37,553	$2,892,593	$2,930,146
Commercial and industrial	2,478	6	8,439	10,923	2,093,636	2,104,559
Commercial leases	985	—	651	1,636	169,979	171,615

Total commercial loans and leases	7,174	138	42,800	50,112	5,156,208	5,206,320
Direct installment	11,102	3,498	6,761	21,361	1,487,735	1,509,096
Residential mortgages	9,646	2,242	3,471	15,359	747,384	762,743
Indirect installment	5,255	536	1,190	6,981	796,220	803,201
Consumer lines of credit	2,581	646	873	4,100	910,907	915,007
Other	141	25	—	166	54,095	54,261

	$35,899	$7,085	$55,095	$98,079	$9,152,549	$9,250,628

December 31, 2013
Commercial real estate	$5,428	$252	$40,960	$46,640	$2,593,788	$2,640,428
Commercial and industrial	2,066	8	6,643	8,717	1,752,951	1,761,668
Commercial leases	714	—	734	1,448	157,447	158,895

Total commercial loans and leases	8,208	260	48,337	56,805	4,504,186	4,560,991
Direct installment	9,038	3,753	4,686	17,477	1,370,518	1,387,995
Residential mortgages	12,681	2,401	4,260	19,342	658,885	678,227
Indirect installment	5,653	471	1,060	7,184	642,517	649,701
Consumer lines of credit	1,737	1,076	412	3,225	829,443	832,668
Other	25	10	—	35	45,148	45,183

	$37,342	$7,971	$58,755	$104,068	$8,050,697	$8,154,765

	30-89 Days Past Due	> 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due (1)	Current	Discount	Total Loans
Acquired Loans:
September 30, 2014
Commercial real estate	$14,415	$14,019	—	$28,434	$866,319	$(34,735)	$860,018
Commercial and industrial	350	2,306	—	2,656	147,605	(7,215)	143,046
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	14,765	16,325	—	31,090	1,013,924	(41,950)	1,003,064
Direct installment	1,280	1,399	—	2,679	65,972	1,565	70,216
Residential mortgages	11,010	18,573	—	29,583	479,330	(39,860)	469,053
Indirect installment	45	22	—	67	2,991	(423)	2,635
Consumer lines of credit	2,091	2,917	—	5,008	174,706	(7,450)	172,264
Other	—	—	—	—	—	—	—

	$29,191	$39,236	—	$68,427	$1,736,923	$(88,118)	$1,717,232

December 31, 2013
Commercial real estate	$13,637	$20,668	—	$34,305	$619,197	$(48,721)	$604,781
Commercial and industrial	1,860	1,899	—	3,759	124,415	(8,368)	119,806
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	15,497	22,567	—	38,064	743,612	(57,089)	724,587
Direct installment	1,447	1,178	—	2,625	74,917	1,699	79,241
Residential mortgages	11,464	19,298	—	30,762	412,704	(34,954)	408,512
Indirect installment	205	31	—	236	6,267	(617)	5,886
Consumer lines of credit	1,592	2,749	—	4,341	135,699	(6,937)	133,103
Other	—	—	—	—	—	—	—

	$30,205	$45,823	—	$76,028	$1,373,199	$(97,898)	$1,351,329

(1)	Past due information for acquired loans is based on the contractual balance outstanding at September 30, 2014 and December 31, 2013.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition

Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

The use of these internally assigned credit quality categories within the commercial loan portfolio permits management’s use of transition matrices to estimate a quantitative portion of credit risk. The Corporation’s internal credit risk grading system is based on past experiences with similarly graded loans and conforms with regulatory categories. In general, loan risk ratings within each category are reviewed on an ongoing basis according to the Corporation’s policy for each class of loans. Each quarter, management analyzes the resulting ratings, as well as other external statistics and factors such as delinquency, to track the migration performance of the commercial loan portfolio. Loans within the Pass credit category or that migrate toward the Pass credit category generally have a lower risk of loss compared to loans that migrate toward the Substandard or Doubtful credit categories. Accordingly, management applies higher risk factors to Substandard and Doubtful credit categories.

The following tables present a summary of the Corporation’s commercial loans by credit quality category, segregated by loans originated and loans acquired:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans:
September 30, 2014
Commercial real estate	$2,784,908	$52,952	$91,385	$901	$2,930,146
Commercial and industrial	1,973,472	80,128	50,086	873	2,104,559
Commercial leases	170,465	291	859	—	171,615

	$4,928,845	$133,371	$142,330	$1,774	$5,206,320

December 31, 2013
Commercial real estate	$2,476,988	$56,140	$106,599	$701	$2,640,428
Commercial and industrial	1,611,530	97,675	52,322	141	1,761,668
Commercial leases	155,991	1,945	959	—	158,895

	$4,244,509	$155,760	$159,880	$842	$4,560,991

Acquired Loans:
September 30, 2014
Commercial real estate	$661,300	$91,116	$107,430	$172	$860,018
Commercial and industrial	119,457	5,447	18,142	—	143,046
Commercial leases	—	—	—	—	—

	$780,757	$96,563	$125,572	$172	$1,003,064

December 31, 2013
Commercial real estate	$442,604	$74,315	$85,086	$2,776	$604,781
Commercial and industrial	100,743	6,182	12,866	15	119,806
Commercial leases	—	—	—	—	—

	$543,347	$80,497	$97,952	$2,791	$724,587

Credit quality information for acquired loans is based on the contractual balance outstanding at September 30, 2014 and December 31, 2013. The increase in acquired loans in 2014 primarily relates to the OBA and BCSB acquisitions on September 19, 2014 and February 15, 2014, respectively.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
September 30, 2014
Direct installment	$1,495,276	$13,820	$1,509,096
Residential mortgages	747,276	15,467	762,743
Indirect installment	801,862	1,339	803,201
Consumer lines of credit	913,224	1,783	915,007
Other	53,610	651	54,261
December 31, 2013
Direct installment	$1,377,418	$10,577	$1,387,995
Residential mortgages	664,214	14,013	678,227
Indirect installment	648,499	1,202	649,701
Consumer lines of credit	832,071	597	832,668
Other	45,183	—	45,183

Loans are designated as impaired when, in the opinion of management, based on current information and events, the collection of principal and interest in accordance with the loan contract is doubtful. Typically, the Corporation does not consider loans for impairment unless a sustained period of delinquency (i.e., 90-plus days) is noted or there are subsequent events that impact repayment probability (i.e., negative financial trends, bankruptcy filings, imminent foreclosure proceedings, etc.). Impairment is evaluated in the aggregate for consumer installment loans, residential mortgages, consumer lines of credit and commercial loan relationships less than $500 based on loan segment loss given default. For commercial loan relationships greater than or equal to $500, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using a market interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Consistent with the Corporation’s existing method of income recognition for loans, interest on impaired loans, except those classified as non-accrual, is recognized as income using the accrual method. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Nine Months Ended September 30, 2014
With no specific allowance recorded:
Commercial real estate	$24,718	$33,948	$—	$31,351
Commercial and industrial	7,494	9,191	—	7,455
Commercial leases	651	651	—	719

Total commercial loans and leases	32,863	43,790	—	39,525
Direct installment	13,820	14,189	—	13,226
Residential mortgages	15,467	17,397	—	15,662
Indirect installment	1,339	1,504	—	1,436
Consumer lines of credit	1,783	1,791	—	1,695
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	10,571	23,263	901	6,688
Commercial and industrial	1,966	1,995	870	2,195
Commercial leases	—	—	—	—

Total commercial loans and leases	12,537	25,258	1,771	8,883
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	35,289	57,211	901	38,039
Commercial and industrial	9,460	11,186	870	9,650
Commercial leases	651	651	—	719

Total commercial loans and leases	45,400	69,048	1,771	48,408
Direct installment	13,820	14,189	—	13,226
Residential mortgages	15,467	17,397	—	15,662
Indirect installment	1,339	1,504	—	1,436
Consumer lines of credit	1,783	1,791	—	1,695
Other	—	—	—	—

	Recorded Investment	Unpaid Principal Balance	Specific Related Allowance	Average Recorded Investment
At or For the Year Ended December 31, 2013
With no specific allowance recorded:
Commercial real estate	$40,472	$62,034	$—	$37,376
Commercial and industrial	7,301	8,669	—	8,304
Commercial leases	734	734	—	758

Total commercial loans and leases	48,507	71,437	—	46,438
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	3,603	3,818	701	14,379
Commercial and industrial	122	130	123	126
Commercial leases	—	—	—	—

Total commercial loans and leases	3,725	3,948	824	14,505
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	44,075	65,852	701	51,755
Commercial and industrial	7,423	8,799	123	8,430
Commercial leases	734	734	—	758

Total commercial loans and leases	52,232	75,385	824	60,943
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans with a recorded investment of $8,276 at September 30, 2014 and $22,192 at December 31, 2013. These tables do not reflect the additional allowance for loan losses relating to acquired loans in the following pools and categories: commercial real estate of $3,025; commercial and industrial of $644; direct installment of $1,530; residential mortgages of $326; indirect installment of $243; and consumer lines of credit of $264, totaling $6,032 at September 30, 2014 and commercial real estate of $3,093; commercial and industrial of $786; direct installment of $727; residential mortgages of $970 and indirect installment of $324, totaling $5,900 at December 31, 2013.

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

Following is a summary of the payment status of total TDRs:

	September 30, 2014	December 31, 2013
Accruing:
Performing	$9,899	$10,220
Non-performing	21,797	18,698
Non-accrual	9,677	12,705

	$41,373	$41,623

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During the nine months ended September 30, 2014, the Corporation returned to performing status $2,862 in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $400 and $561 at September 30, 2014 and December 31, 2013, respectively, and pooled reserves for individual loans under $500 of $1,047 and $193 for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $1,098 and $1,005 at September 30, 2014 and December 31, 2013, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured during the periods indicated:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	1	$50	$48	10	$2,633	$2,187
Commercial and industrial	2	126	119	3	323	307
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	3	176	167	13	2,956	2,494
Direct installment	116	1,323	1,240	378	4,922	4,693
Residential mortgages	9	480	470	33	1,847	1,784
Indirect installment	7	18	15	20	52	48
Consumer lines of credit	6	88	56	31	899	857
Other	—	—	—	—	—	—

	141	$2,085	$1,948	475	$10,676	$9,876

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	2	$212	$207	7	$1,252	$1,031
Commercial and industrial	—	—	—	—	—	—
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	2	212	207	7	1,252	1,031
Direct installment	117	1,199	1,168	300	3,078	2,930
Residential mortgages	9	346	348	39	1,809	1,784
Indirect installment	5	20	18	20	92	84
Consumer lines of credit	1	6	6	14	207	204
Other	—	—	—	—	—	—

	134	$1,783	$1,747	380	$6,438	$6,033

Following is a summary of TDRs, by class of loans, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

	Three Months Ended September 30, 2014 (1)		Nine Months Ended September 30, 2014 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	—	$—
Commercial and industrial	—	—	—	—
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	—	—
Direct installment	41	356	80	732
Residential mortgages	2	33	2	33
Indirect installment	3	10	4	11
Consumer lines of credit	1	50	1	50
Other	—	—	—	—

	47	$449	87	$826

	Three Months Ended September 30, 2013 (1)		Nine Months Ended September 30, 2013 (1)
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
Commercial real estate	—	$—	1	$751
Commercial and industrial	—	—	1	15
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	2	766
Direct installment	24	254	53	509
Residential mortgages	2	99	5	240
Indirect installment	—	—	4	37
Consumer lines of credit	1	85	1	85
Other	—	—	—	—

	27	$438	65	$1,637

(1)	The recorded investment is as of period end.

Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision charged to earnings. Loan losses are charged against the allowance for loan losses when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance for loan losses. Allowances for impaired commercial loans over $500 are generally determined based on collateral values or the present value of estimated cash flows. All other impaired loans are evaluated in the aggregate based on loan segment loss given default. Changes in the allowance for loan losses related to impaired loans are charged or credited to the provision for loan losses.

The allowance for loan losses is maintained at a level that, in management’s judgment, is believed adequate to absorb probable losses associated with specifically identified loans, as well as estimated probable credit losses inherent in the remainder of the loan portfolio. Adequacy of the allowance for loan losses is based on management’s evaluation of potential loan losses in the loan portfolio, which includes an assessment of past experience, current economic conditions in specific industries and geographic areas, general economic conditions, known and inherent risks in the loan portfolio, the estimated value of underlying collateral and residuals and changes in the composition of the loan portfolio. Determination of the allowance for loan losses is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans based on transition matrices with predefined loss emergence periods and consideration of qualitative factors, all of which are susceptible to significant change.

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

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2014
Commercial real estate	$38,478	$(1,724)	$506	$(1,218)	$(80)	$37,180
Commercial and industrial	33,017	(1,796)	192	(1,604)	2,883	34,296
Commercial leases	2,079	(167)	11	(156)	282	2,205

Total commercial loans and leases	73,574	(3,687)	709	(2,978)	3,085	73,681
Direct installment	16,844	(2,369)	271	(2,098)	4,814	19,560
Residential mortgages	5,506	(87)	13	(74)	1,218	6,650
Indirect installment	6,693	(898)	211	(687)	364	6,370
Consumer lines of credit	7,664	(360)	50	(310)	587	7,941
Other	907	(341)	9	(332)	(208)	367

Total allowance on originated loans	111,188	(7,742)	1,263	(6,479)	9,860	114,569

Purchased credit-impaired loans	448	(712)	1	(711)	1,026	763
Other acquired loans	5,112	(113)	(41)	(154)	311	5,269

Total allowance on acquired loans	5,560	(825)	(40)	(865)	1,337	6,032

Total allowance	$116,748	$(8,567)	$1,223	$(7,344)	$11,197	$120,601

Nine Months Ended September 30, 2014
Commercial real estate	$32,548	$(5,519)	$1,068	$(4,451)	$9,083	$37,180
Commercial and industrial	32,603	(2,849)	730	(2,119)	3,812	34,296
Commercial leases	1,903	(317)	93	(224)	526	2,205

Total commercial loans and leases	67,054	(8,685)	1,891	(6,794)	13,421	73,681
Direct installment	17,824	(7,154)	821	(6,333)	8,069	19,560
Residential mortgages	5,836	(356)	61	(295)	1,109	6,650
Indirect installment	6,409	(2,396)	658	(1,738)	1,699	6,370
Consumer lines of credit	7,231	(1,023)	143	(880)	1,590	7,941
Other	530	(910)	19	(891)	728	367

Total allowance on originated loans	104,884	(20,524)	3,593	(16,931)	26,616	114,569

Purchased credit-impaired loans	1,000	(2,614)	1	(2,613)	2,376	763
Other acquired loans	4,900	(230)	983	753	(384)	5,269

Total allowance on acquired loans	5,900	(2,844)	984	(1,860)	1,992	6,032

Total allowance	$110,784	$(23,368)	$4,577	$(18,791)	$28,608	$120,601

	Balance at Beginning of Period	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Period
Three Months Ended September 30, 2013
Commercial real estate	$35,666	$(365)	$80	$(285)	$(538)	$34,843
Commercial and industrial	32,486	(1,529)	231	(1,298)	1,460	32,648
Commercial leases	1,756	(69)	59	(10)	21	1,767

Total commercial loans and leases	69,908	(1,963)	370	(1,593)	943	69,258
Direct installment	15,993	(2,183)	227	(1,956)	3,194	17,231
Residential mortgages	5,120	(174)	50	(124)	437	5,433
Indirect installment	5,626	(807)	188	(619)	1,120	6,127
Consumer lines of credit	6,421	(454)	660	(394)	1,052	7,079
Other	(219)	(333)	—	(333)	760	208

Total allowance on originated loans	102,849	(5,914)	895	(5,019)	7,506	105,336

Purchased credit-impaired loans	325	—	—	—	337	662
Other acquired loans	5,106	70	(559)	(489)	(563)	4,054

Total allowance on acquired loans	5,431	70	(559)	(489)	(226)	4,716

Total allowance	$108,280	$(5,844)	$336	$(5,508)	$7,280	$110,052

Nine Months Ended September 30, 2013
Commercial real estate	$34,810	$(3,067)	$1,606	$(1,461)	$1,494	$34,843
Commercial and industrial	31,849	(4,262)	734	(3,528)	4,327	32,648
Commercial leases	1,744	(317)	161	(156)	179	1,767

Total commercial loans and leases	68,403	(7,646)	2,501	(5,145)	6,000	69,258
Direct installment	15,130	(6,824)	709	(6,115)	8,216	17,231
Residential mortgages	5,155	(733)	90	(643)	921	5,433
Indirect installment	5,449	(2,349)	576	(1,773)	2,451	6,127
Consumer lines of credit	6,057	(1,183)	209	(974)	1,996	7,079
Other	—	(721)	—	(721)	929	208

Total allowance on originated loans	100,194	(19,456)	4,085	(15,371)	20,513	105,336

Purchased credit-impaired loans	759	(156)	—	(156)	59	662
Other acquired loans	3,421	(1,199)	(320)	(1,519)	2,152	4,054

Total allowance on acquired loans	4,180	(1,355)	(320)	(1,675)	2,211	4,716

Total allowance	$104,374	$(20,811)	$3,765	$(17,046)	$22,724	$110,052

Following is a summary of the individual and collective originated allowance for loan losses and corresponding loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
September 30, 2014
Commercial real estate	$901	$36,279	$2,930,146	$21,619	$2,908,527
Commercial and industrial	870	33,426	2,104,559	5,966	2,098,593
Commercial leases	—	2,205	171,615	—	171,615

Total commercial loans and leases	1,771	71,910	5,206,320	27,585	5,178,735
Direct installment	—	19,560	1,509,096	—	1,509,096
Residential mortgages	—	6,650	762,743	—	762,743
Indirect installment	—	6,370	803,201	—	803,201
Consumer lines of credit	—	7,941	915,007	—	915,007
Other	—	367	54,261	—	54,261

	$1,771	$112,798	$9,250,628	$27,585	$9,223,043

December 31, 2013
Commercial real estate	$701	$31,847	$2,640,428	$30,133	$2,610,295
Commercial and industrial	123	32,480	1,761,668	4,243	1,757,425
Commercial leases	—	1,903	158,895	—	158,895

Total commercial loans and leases	824	66,230	4,560,991	34,376	4,526,615
Direct installment	—	17,824	1,387,995	—	1,387,995
Residential mortgages	—	5,836	678,227	—	678,227
Indirect installment	—	6,409	649,701	—	649,701
Consumer lines of credit	—	7,231	832,668	—	832,668
Other	—	530	45,183	—	45,183

	$824	$104,060	$8,154,765	$34,376	$8,120,389

BORROWINGS

Following is a summary of short-term borrowings:

	September 30, 2014	December 31, 2013
Securities sold under repurchase agreements	$857,217	$841,741
Federal Home Loan Bank advances	450,000	—
Federal funds purchased	165,000	270,000
Subordinated notes	128,950	129,498

	$1,601,167	$1,241,239

Securities sold under repurchase agreements is comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

Following is a summary of long-term debt:

	September 30, 2014	December 31, 2013
Federal Home Loan Bank advances	$400,056	$50,076
Subordinated notes	83,133	84,637
Other subordinated debt	—	8,637
Convertible debt	—	578

	$483,189	$143,928

The Corporation’s banking affiliate has available credit with the FHLB of $3,840,436 of which $850,056 was used as of September 30, 2014. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on these advances ranged from 0.26% to 4.19% for the nine months ended September 30, 2014 and 1.06% to 4.19% for the year ended December 31, 2013.

JUNIOR SUBORDINATED DEBT

The Corporation has two unconsolidated subsidiary trusts as of September 30, 2014 (collectively, the Trusts): F.N.B. Statutory Trust II and Omega Financial Capital Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition.

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

During the first nine months of 2014, the Corporation redeemed $33,000 of the Corporation-issued TPS, including $16,500 that the Corporation assumed as a result of the BCSB acquisition. During 2013, the Corporation redeemed $130,000 of the Corporation-issued TPS. The Corporation proactively redeemed these Corporation-issued TPS, primarily using proceeds from the November 2013 capital raise, in anticipation of meeting the limitations as described above. Under applicable regulatory capital guidelines issued by the bank regulatory agencies, upon notice of redemption, the redeemed TPS no longer qualify as tier 1 capital for the Corporation.

The following table provides information relating to the Trusts as of September 30, 2014:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	1.88%	Variable; LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,068	10/18/34	2.42%	Variable; LIBOR + 219 bps

	$57,500	$1,779	$58,233

DERIVATIVE INSTRUMENTS

The Corporation is exposed to certain risks arising from both its business operations and economic conditions. The Corporation principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Corporation manages economic risks, including interest rate risk, primarily by managing the amount, source, and duration of its assets and liabilities, and through the use of derivative instruments. Interest rate swaps are the primary derivative instrument used by the Corporation for interest rate risk management. The Corporation also uses derivative instruments to facilitate transactions on behalf of its customers.

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

Risk Management Derivatives

The Corporation entered into interest rate derivative agreements in order to manage its net interest income by increasing the stability of the net interest income over a range of potential interest rate scenarios. Interest rate swaps are also used to modify the interest rate characteristics of designated commercial loans from variable rate to fixed rate in order to reduce the impact of changes in future cash flows due to interest rate changes. These agreements are designated as cash flow hedges (i.e., hedging the exposure to variability in expected future cash flows). The effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings in the same line item associated with the forecasted transaction when the forecasted transaction affects earnings. The ineffective portion of the gain or loss is reported in earnings immediately. Gains and losses from hedge ineffectiveness recognized in the consolidated statement of comprehensive income were not material for the nine months ended September 30, 2014.

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

At September 30, 2014, the Corporation was party to 330 swaps with customers with notional amounts totaling $950,427 and 296 swaps with derivative counterparties with notional amounts totaling $1,150,427.

Derivative assets are classified in the balance sheet under “other assets” and derivative liabilities are classified in the balance sheet under “other liabilities.” The following tables present information about derivative assets and derivative liabilities that are subject to enforceable master netting agreements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Offsetting of Derivative Assets:
September 30, 2014
Derivative assets subject to master netting arrangement:
Interest rate contracts	$1,698	—	$1,698
Equity contracts	50	—	50
Derivative assets not subject to master netting arrangement:
Interest rate contracts	32,880	—	32,880

Total derivative assets	$34,628	—	$34,628

December 31, 2013
Derivative assets subject to master netting arrangement:
Interest rate contracts	$3,547	—	$3,547
Equity contracts	32	—	32
Derivative assets not subject to master netting arrangement:
Interest rate contracts	29,738	—	29,738

Total derivative assets	$33,317	—	$33,317

Offsetting of Derivative Liabilities:
September 30, 2014
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$37,565	—	$37,565
Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	1,040	—	1,040
Equity contracts	50	—	50

Total derivative liabilities	$38,655	—	$38,655

December 31, 2013
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$40,323	—	$40,323
Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	3,014	—	3,014
Equity contracts	32	—	32

Total derivative liabilities	$43,369	—	$43,369

The following tables present a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Gross Amounts Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets:
September 30, 2014
Counterparty B	$30	$30	$—	—
Counterparty D	67	67	—	—
Counterparty E	657	657	—	—
Counterparty F	137	137	—	—
Counterparty G	71	71	—	—
Counterparty I	232	232	—	—
Counterparty J	554	—	554	—

	$1,748	$1,194	$554	—

December 31, 2013
Counterparty B	$24	$24	$—	$—
Counterparty D	566	566	—	—
Counterparty E	1,696	1,696	—	—
Counterparty F	355	273	—	82
Counterparty G	251	251	—	—
Counterparty I	634	634	—	—
Counterparty J	53	—	53	—

	$3,579	$3,444	$53	$82

Derivative Liabilities:
September 30, 2014
Counterparty A	$4,033	$4,033	$—	$—
Counterparty B	1,882	1,882	—	—
Counterparty C	1,160	1,160	—	—
Counterparty D	7,105	7,105	—	—
Counterparty E	3,509	3,509	—	—
Counterparty F	719	667	—	52
Counterparty G	4,146	4,146	—	—
Counterparty H	1,761	—	—	1,761
Counterparty I	5,399	5,399	—	—
Counterparty J	7,851	—	7,851	—

	$37,565	$27,901	$7,851	$1,813

December 31, 2013
Counterparty A	$4,934	$4,934	$—	$—
Counterparty B	3,249	3,249	—	—
Counterparty C	1,431	1,431	—	—
Counterparty D	9,614	9,614	—	—
Counterparty E	6,257	6,257	—	—
Counterparty F	13	13	—	—
Counterparty G	5,309	5,309	—	—
Counterparty H	2,257	125	—	2,132
Counterparty I	5,649	5,649	—	—
Counterparty J	1,610	—	1,610	—

	$40,323	$36,581	$1,610	$2,132

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income	Nine Months Ended
	Statement	September 30,
	Location	2014	2013
Interest Rate Products	Other income	$(9)	$40

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of September 30, 2014 and December 31, 2013, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $37,100 and $38,239, respectively. At September 30, 2014, the Corporation has posted collateral with derivative counterparties with a fair value of $29,796 and cash collateral of $10,986. At December 31, 2013, the Corporation had posted collateral with derivative counterparties with a fair value of $37,427 and cash collateral of $1,976. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1,963 and $2,224 as of September 30, 2014 and December 31, 2013, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at September 30, 2014 and December 31, 2013 are not material.

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

Following is a summary of off-balance sheet credit risk information:

	September 30, 2014	December 31, 2013
Commitments to extend credit	$3,445,792	$2,897,748
Standby letters of credit	122,290	114,298

At September 30, 2014, funding of 74.2% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

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

OBA Financial Services, Inc. Stockholder Litigation

On May 7, 2014, a purported shareholder of OBA filed a putative class action complaint in the Circuit Court for Montgomery County, Maryland, captioned Parshall v. OBA Financial Services, Inc., et al., Case No. 390369V, and naming as defendants OBA, OBA Bank, OBA’s board of directors, the. Corporation and FNBPA. The plaintiff alleged that OBA’s board of directors breached its fiduciary duty to OBA’s shareholders by approving a proposed transaction containing certain so-called “deal protection devices” and, as a result, OBA’s shareholders allegedly would not receive fair value for their stock. The plaintiff further alleged that OBA, OBA Bank, the Corporation and FNBPA aided and abetted the alleged breaches of fiduciary duty by the OBA board. On July 3, 2014, the plaintiff filed an amended complaint with additional allegations regarding certain purported nondisclosures relating to the registration statement for the proposed transaction.

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

On September 15, 2014, the plaintiff voluntarily dismissed his complaint.

STOCK INCENTIVE PLANS

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). Beginning in 2014, the Corporation issues time-based awards and performance-based awards under these Plans, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of the Corporation’s common stock on the grant date. The grant date fair value of the performance-based awards is based on total shareholder return compared to peers. The amount of expense for the performance-based awards is fixed, regardless of how much of the awards ultimately vest.

Prior to 2014, the grant date fair value of the restricted stock awards under these Plans was equal to the price of the Corporation’s common stock on the grant date. More than half of the restricted stock awards granted to management were earned if the Corporation met or exceeded certain financial performance results when compared to its peers. These performance-related awards were expensed ratably from the date that the likelihood of meeting the performance measure was probable through the end of a four-year vesting period. The service-based awards were expensed ratably over a three-year vesting period. The Corporation also issued discretionary service-based awards to certain employees that vested over five years.

For the nine months ended September 30, 2014 and 2013, the Corporation issued 364,065 and 344,479 restricted stock awards, respectively, with aggregate weighted average grant date fair values of $4,954 and $3,802, respectively, under these Plans. As of September 30, 2014, the Corporation had available up to 2,419,585 shares of common stock to issue under these Plans.

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

Share-based compensation expense related to restricted stock awards was $2,294 and $3,338 for the nine months ended September 30, 2014 and 2013, the tax benefit of which was $803 and $1,186, respectively.

The following table summarizes certain information concerning restricted stock awards:

	Nine Months Ended September 30,
	2014		2013
	Awards	Weighted Average Grant Price	Awards	Weighted Average Grant Price
Unvested awards outstanding at beginning of period	1,729,033	$10.23	1,913,073	$9.17
Granted	364,065	13.61	344,479	11.04
Net adjustment due to performance	(87,512)	11.41	73,835	10.60
Vested	(703,428)	8.79	(734,129)	7.60
Forfeited	(50,849)	11.47	(37,175)	10.40
Dividend reinvestment	34,521	12.73	43,934	11.66

Unvested awards outstanding at end of period	1,285,830	11.90	1,604,017	10.26

The total fair value of awards vested was $10,670 and $8,259 for the nine months ended September 30, 2014 and 2013, respectively.

As of September 30, 2014, there was $5,950 of unrecognized compensation cost related to unvested restricted stock awards, including $71 that is subject to accelerated vesting under the Plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718, Compensation – Stock Compensation. The components of the restricted stock awards as of September 30, 2014 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested awards	498,890	786,940	1,285,830
Unrecognized compensation expense	$3,367	$2,583	$5,950
Intrinsic value	$5,982	$9,435	$15,417
Weighted average remaining life (in years)	2.26	2.10	2.16

Stock Options

All outstanding stock options were assumed from acquisitions and are fully vested. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 135,417 and 36,647 for the nine months ended September 30, 2014 and 2013, respectively.

The following table summarizes certain information concerning stock option awards:

	Nine Months Ended September 30,
	2014		2013
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding at beginning of period	533,524	$11.50	640,050	$13.21
Assumed from acquisition	805,507	7.39	19,223	7.92
Exercised	(140,817)	6.21	(36,647)	8.90
Forfeited	(54,962)	24.41	(298,150)	15.10

Options outstanding and exercisable at end of period	1,143,252	8.64	324,476	11.65

The intrinsic value of outstanding and exercisable stock options at September 30, 2014 was $4,413.

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

The net periodic benefit credit for the defined benefit plans includes the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Service cost	$15	$15	$47	$51
Interest cost	1,610	1,437	4,802	4,291
Expected return on plan assets	(2,486)	(2,271)	(7,460)	(6,811)
Amortization:
Unrecognized net transition asset	(6)	(24)	(16)	(70)
Unrecognized prior service cost	2	2	6	6
Unrecognized loss	347	575	1,021	1,689

Net periodic pension credit	$(518)	$(266)	$(1,600)	$(844)

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee defers. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $7,595 and $6,975 for the nine months ended September 30, 2014 and 2013, respectively.

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

At September 30, 2014, the Corporation anticipates that it will not utilize state net operating loss carryforwards and other net deferred tax assets at certain of its subsidiaries and has recorded a valuation allowance against the state deferred tax assets. The Corporation believes that, except for the portion which is covered by the valuation allowance, it is more likely than not the Corporation will realize the benefits of its deferred tax assets, net of the valuation allowance, at September 30, 2014, based on the level of historical taxable income and taxes paid in available carry-back periods.

COMPREHENSIVE INCOME

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$35,391	$31,634	$104,746	$89,365
Other comprehensive (loss) income:
Securities available for sale:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(1,551), $(2,635), $7,065 and $(8,835)	(2,881)	(4,894)	13,120	(16,408)
Reversal of non-credit related losses on debt securities not expected to be sold, net of tax expense of $3,335	—	—	6,192	—
Reclassification adjustment for gains included in net income, net of tax expense of $412, $2, $3,995 and $260	(766)	(3)	(7,420)	(483)
Derivative instruments:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(253), $239, $2,112 and $(2,215)	(469)	443	3,922	(4,113)
Pension and postretirement benefit obligations:
Unrealized gains arising during the period, net of tax expense of $121, $194, $355 and $569	224	360	659	1,057

Other comprehensive (loss) income	(3,892)	(4,094)	16,473	(19,947)

Comprehensive income	$31,499	$27,540	$121,219	$69,418

The following table presents changes in accumulated other comprehensive income, net of tax, by component:

	Unrealized Net Gains (Losses) on Securities Available for Sale	Non-Credit Related Loss on Debt Securities not Expected to be Sold	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Nine Months Ended September 30, 2014
Balance at beginning of period	$(11,874)	$(6,192)	$(6,586)	$(32,272)	$(56,924)
Other comprehensive income (loss) before reclassifications	13,120	6,192	3,922	659	23,893
Amounts reclassified from accumulated other comprehensive income	(7,420)	—	—	—	(7,420)

Net current period other comprehensive income (loss)	5,700	6,192	3,922	659	16,473

Balance at end of period	$(6,174)	$—	$(2,664)	$(31,613)	$(40,451)

The following table presents a summary of the reclassifications out of accumulated other comprehensive income:

Nine Months Ended September 30, 2014

Details About Accumulated Other Comprehensive Income Component	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized net gains on securities available for sale (1)	$(11,415)	Net securities gains
	(3,995)	Tax expense

	$(7,420)

(1)	For additional detail related to unrealized net gains on securities available for sale and related amounts reclassified from accumulated other comprehensive income see the “Securities” note in this Report.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$35,391	$31,634	$104,746	$89,365
Less: Preferred stock dividends	2,010	—	6,342	—

Net income available to common stockholders	$33,381	$31,634	$98,404	$89,365

Basic weighted average common shares outstanding	167,260,386	144,759,887	165,229,206	142,949,134
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,623,741	1,686,555	1,695,637	1,520,683

Diluted weighted average common shares outstanding	168,884,127	146,446,442	166,924,843	144,469,817

Earnings per common share:
Basic	$0.20	$0.22	$0.60	$0.63

Diluted	$0.20	$0.22	$0.59	$0.62

For the three months ended September 30, 2014 and 2013, 32,419 and 17,081 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. For the nine months ended September 30, 2014 and 2013, 38,151 and 41,779 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per common share because the exercise price of the shares was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.

CASH FLOW INFORMATION

Following is a summary of supplemental cash flow information:

Nine Months Ended September 30	2014	2013
Interest paid on deposits and other borrowings	$31,804	$36,340
Income taxes paid	17,000	18,700
Transfers of loans to other real estate owned	7,784	10,856
Financing of other real estate owned sold	287	549

BUSINESS SEGMENTS

The Corporation operates in four reportable segments: Community Banking, Wealth Management, Insurance and Consumer Finance.

•	The Community Banking segment provides commercial and consumer banking services. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services.

•	The Wealth Management segment provides a broad range of personal and corporate fiduciary services including the administration of decedent and trust estates. In addition, it offers various alternative products, including securities brokerage and investment advisory services, mutual funds and annuities.

•	The Insurance segment includes a full-service insurance agency offering all lines of commercial and personal insurance through major carriers. The Insurance segment also includes a reinsurer.

•	The Consumer Finance segment primarily makes installment loans to individuals and purchases installment sales finance contracts from retail merchants. The Consumer Finance segment activity is funded through the sale of the Corporation’s subordinated notes at the finance company’s branch offices.

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

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2014
Interest income	$120,122	$—	$24	$9,773	$1,647	$131,566
Interest expense	9,435	—	—	826	686	10,947
Net interest income	110,687	—	24	8,947	961	120,619
Provision for loan losses	9,427	—	—	1,519	251	11,197
Non-interest income	27,179	8,174	3,373	719	(1,893)	37,552
Non-interest expense	79,243	6,294	2,943	4,983	(71)	93,392
Intangible amortization	2,282	72	101	—	—	2,455
Income tax expense (benefit)	14,347	656	128	1,216	(611)	15,736
Net income (loss)	32,567	1,152	225	1,948	(501)	35,391
Total assets	15,584,832	21,892	19,148	182,301	(51,128)	15,757,045
Total intangibles	856,464	10,792	10,223	1,809	—	879,288

	Community Banking	Wealth Management	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Three Months Ended September 30, 2013
Interest income	$98,716	$—	$27	$9,600	$1,447	$109,790
Interest expense	7,552	—	—	839	2,145	10,536
Net interest income	91,164	—	27	8,761	(698)	99,254
Provision for loan losses	5,432	—	—	1,725	123	7,280
Non-interest income	24,317	6,916	3,222	681	(2,326)	32,810
Non-interest expense	68,091	5,850	2,799	4,724	(358)	81,106
Intangible amortization	1,890	76	101	—	—	2,067
Income tax expense (benefit)	9,552	366	128	1,145	(1,214)	9,977
Net income (loss)	30,516	624	221	1,848	(1,575)	31,634
Total assets	12,610,043	19,614	19,788	182,695	(41,861)	12,790,279
Total intangibles	725,389	11,084	10,627	1,809	—	748,909

At or for the Nine Months Ended September 30, 2014
Interest income	$339,974	$—	$74	$28,716	$5,122	$373,886
Interest expense	26,413	—	—	2,481	2,356	31,250
Net interest income	313,561	—	74	26,235	2,766	342,636
Provision for loan losses	23,148	—	—	4,754	706	28,608
Non-interest income	86,512	23,530	10,582	2,120	(3,932)	118,812
Non-interest expense	231,390	19,038	8,900	14,800	1,270	275,398
Intangible amortization	6,680	216	303	—	—	7,199
Income tax expense (benefit)	41,738	1,555	521	3,386	(1,703)	45,497
Net income (loss)	97,117	2,721	932	5,415	(1,439)	104,746
Total assets	15,584,832	21,892	19,148	182,301	(51,128)	15,757,045
Total intangibles	856,454	10,792	10,223	1,809	—	879,288

At or for the Nine Months Ended September 30, 2013
Interest income	$289,984	$—	$82	$27,920	$4,763	$322,749
Interest expense	24,449	—	—	2,533	6,671	33,653
Net interest income	265,535	—	82	25,387	(1,908)	289,096
Provision for loan losses	17,283	—	—	4,930	511	22,724
Non-interest income	73,955	21,294	10,024	2,029	(4,183)	103,119
Non-interest expense	198,395	18,338	8,420	14,063	823	240,039
Intangible amortization	5,531	228	304	—	—	6,063
Income tax expense (benefit)	32,486	1,009	497	3,234	(3,202)	34,024
Net income (loss)	85,795	1,719	885	5,189	(4,223)	89,365
Total assets	12,610,043	19,614	19,788	182,695	(41,861)	12,790,279
Total intangibles	725,389	11,084	10,627	1,809	—	748,909

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At September 30, 2014, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities used model-based valuation techniques, with primarily unobservable (Level 3) inputs.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
September 30, 2014
Assets measured at fair value
Available for sale debt securities:
U.S. Treasury	$—	$29,534	$—	$29,534
U.S. government-sponsored entities	—	275,508	—	275,508
Residential mortgage-backed securities
Agency mortgage-backed securities	—	496,483	—	496,483
Agency collateralized mortgage obligations	—	596,935	—	596,935
Non-agency collateralized mortgage obligations	—	13	1,534	1,547
Commercial mortgage-backed securities	—	8,036	—	8,036
States of the U.S. and political subdivisions	—	13,894	—	13,894
Other debt securities	—	16,478	—	16,478

	—	1,436,881	1,534	1,438,415

Available for sale equity securities:
Financial services industry	87	677	440	1,204
Insurance services industry	116	—	—	116

	203	677	440	1,320

	203	1,437,558	1,974	1,439,735
Derivative financial instruments:
Trading	—	34,086	—	34,086
Not for trading	—	542	—	542

	—	34,628	—	34,628

	$203	$1,472,186	$1,974	$1,474,363

Liabilities measured at fair value
Derivative financial instruments:
Trading	—	$34,013	—	$34,013
Not for trading	—	4,642	—	4,642

	—	$38,655	—	$38,655

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets measured at fair value
Available for sale debt securities:
U.S. government-sponsored entities	$—	$330,985	$—	$330,985
Residential mortgage-backed securities
Agency mortgage-backed securities	—	250,881	—	250,881
Agency collateralized mortgage obligations	—	491,199	—	491,199
Non-agency collateralized mortgage obligations	—	18	1,744	1,762
States of the U.S. and political subdivisions	—	17,002	—	17,002
Collateralized debt obligations	—	—	31,595	31,595
Other debt securities	—	16,100	—	16,100

	—	1,106,185	33,339	1,139,524

Available for sale equity securities:
Financial services industry	584	1,067	410	2,061
Insurance services industry	65	—	—	65

	649	1,067	410	2,126

	649	1,107,252	33,749	1,141,650
Derivative financial instruments:
Trading	—	33,317	—	33,317
Not for trading	—	—	—	—

	—	33,317	—	33,317

	$649	$1,140,569	$33,749	$1,174,967

Liabilities measured at fair value
Derivative financial instruments:
Trading	—	$33,236	—	$33,236
Not for trading	—	10,133	—	10,133

	—	$43,369	—	$43,369

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Nine Months Ended September 30, 2014
Balance at beginning of period	$31,595	—	$410	$1,744	$33,749
Total gains (losses) – realized/unrealized:
Included in earnings	13,766	—	—	—	13,766
Included in other comprehensive income	5,608	—	30	4	5,642
Accretion included in earnings	657	—	—	3	660
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	(51,527)	—	—	—	(51,527)
Settlements	(99)	—	—	(217)	(316)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$—	—	$440	$1,534	$1,974

Year Ended December 31, 2013
Balance at beginning of period	$22,456	$6,892	$512	$2,705	$32,565
Total gains (losses) – realized/unrealized:
Included in earnings	—	78	—	—	78
Included in other comprehensive income	6,701	21	18	(35)	6,705
Accretion included in earnings	3,160	4	—	12	3,176
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	38	—	—	—	38
Sales/redemptions	—	(1,033)	—	—	(1,033)
Settlements	(760)	—	—	(938)	(1,698)
Transfers from Level 3	—	(5,962)	(120)	—	(6,082)
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$31,595	$—	$410	$1,744	$33,749

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

For the nine months ended September 30, 2014 and 2013, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total gains included in earnings are in the net securities gains line item in the Consolidated Statements of Comprehensive Income.

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

	Level 1	Level 2	Level 3	Total
September 30, 2014
Impaired loans	—	$10,724	$1,393	$12,117
Other real estate owned	—	3,801	2,405	6,206
December 31, 2013
Impaired loans	—	3,235	59	3,294
Other real estate owned	—	4,485	14,957	19,442

Impaired loans measured or re-measured at fair value on a non-recurring basis during the nine months ended September 30, 2014 had a carrying amount of $12,538 and an allocated allowance for loan losses of $1,771 at September 30, 2014. The allocated allowance is based on fair value of $12,117 less estimated costs to sell of $1,350. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $1,374, which was included in the provision for loan losses for the nine months ended September 30, 2014.

OREO with a carrying amount of $7,164 was written down to $5,476 (fair value of $6,206 less estimated costs to sell of $730), resulting in a loss of $1,688, which was included in earnings for the nine months ended September 30, 2014.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2014, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
September 30, 2014
Financial Assets
Cash and cash equivalents	$237,968	$237,968	$237,968	$—	$—
Securities available for sale	1,439,735	1,439,735	203	1,437,558	1,974
Securities held to maturity	1,475,552	1,480,229	—	1,475,584	4,645
Net loans, including loans held for sale	10,851,690	10,709,224	—	—	10,709,224
Bank owned life insurance	299,828	305,149	305,149	—	—
Derivative assets	34,628	34,628	—	34,628	—
Accrued interest receivable	39,609	39,609	39,609	—	—
Financial Liabilities
Deposits	11,452,093	11,455,085	8,772,509	2,682,576	—
Short-term borrowings	1,601,167	1,601,167	1,601,167	—	—
Long-term debt	483,189	484,900	—	—	484,900
Junior subordinated debt	58,233	58,225	—	—	58,225
Derivative liabilities	38,655	38,655	—	38,655	—
Accrued interest payable	6,507	6,507	6,507	—	—
December 31, 2013
Financial Assets
Cash and cash equivalents	$213,981	$213,981	$213,981	$—	$—
Securities available for sale	1,141,650	1,141,650	649	1,107,252	33,749
Securities held to maturity	1,199,169	1,189,563	—	1,182,671	6,892
Net loans, including loans held for sale	9,402,448	9,243,780	—	—	9,243,780
Bank owned life insurance	289,402	292,694	292,694	—	—
Derivative assets	33,317	33,317	—	33,317	—
Accrued interest receivable	35,520	35,520	35,520	—	—
Financial Liabilities
Deposits	10,198,232	10,208,268	7,592,159	2,616,109	—
Short-term borrowings	1,241,239	1,241,239	1,241,239	—	—
Long-term debt	143,928	145,995	—	—	145,995
Junior subordinated debt	75,205	70,442	—	—	70,442
Derivative liabilities	43,369	43,369	—	43,369	—
Accrued interest payable	7,061	7,061	7,061	—	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis represents an overview of the consolidated results of operations and financial condition of the Corporation and highlights material changes to the financial condition and results of operations at and for the three- and nine-month periods ended September 30, 2014. This Discussion and Analysis should be read in conjunction with the consolidated financial statements and notes thereto contained herein and the Corporation’s consolidated financial statements and notes thereto and Management’s Discussion and Analysis included in its 2013 Annual Report on Form 10-K filed with the SEC on February 28, 2014. The Corporation’s results of operations for the nine months ended September 30, 2014 are not necessarily indicative of results expected for the full year ending December 31, 2014.

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

•	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.

•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.

•	The impact of federal regulated agencies that have oversight or review of the Corporation’s business and securities activities.

•	Actions by the FRB, UST and other government agencies, including those that impact money supply and market interest rates.

•	Changes in customers,’ suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.

•	Slowing or reversal of the current moderate economic recovery.

•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

•	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

•	Changes resulting from legislative and regulatory reforms, including broad-based restructuring of financial industry regulation; changes to laws and regulations involving tax, pension, bankruptcy, consumer protection, and other industry aspects; and changes in accounting policies and principles. The Corporation will continue to be impacted by extensive reforms provided for in the Dodd-Frank Act, the precise nature, extent and timing of which, and its impact on the Corporation, remains uncertain.

•	Changes to regulations governing bank capital and liquidity standards, including due to the Dodd-Frank Act and Basel III initiatives.

•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general and rapid technological developments and changes.

•	Business and operating results are affected by the Corporation’s ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

•	As demonstrated by recent acquisitions, the Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost or difficulties involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios and extent of deposit attrition; and the potential dilutive effect to current shareholders.

•	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

•	In addition to recent geopolitical events, customer confidence, business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, data breaches, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

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

OVERVIEW

The Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Pennsylvania, Baltimore, Maryland and Cleveland, Ohio. As of September 30, 2014, the Corporation had 289 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, international banking, business credit, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 71 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of September 30, 2014.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net income available to common stockholders for the three months ended September 30, 2014 was $33.4 million or $0.20 per diluted common share, compared to net income available to common stockholders for the three months ended September 30, 2013 of $31.6 million or $0.22 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $21.4 million in net interest income, combined with an increase of $4.7 million in non-interest income, partially offset by increases of $3.9 million in the provision for loan losses, $12.7 million in non-interest expense and $2.0 million in preferred stock dividends. The results for the third quarter of 2014 reflect the OBA, BCSB and PVF acquisitions that closed on September 19, 2014, February 15, 2014 and October 12, 2013, respectively. Other than merger costs of $1.9 million, the OBA acquisition that closed on September 19, 2014 did not have a material impact on the results of operations for the third quarter of 2014. The results for the third quarter of 2013 included $0.9 million in merger costs, primarily relating to the PVF acquisition. Quarterly average diluted common shares outstanding increased 22.4 million shares or 15.3% to 168.9 million shares for the third quarter of 2014, primarily as a result of the BCSB and PVF acquisitions, combined with the common stock offering completed in November 2013.

For the three months ended September 30, 2014, the Corporation’s return on average equity was 7.28% and its return on average assets was 0.92%, compared to 8.50% and 0.99%, respectively, for the three months ended September 30, 2013. The Corporation’s return on average tangible equity was 13.61% and its return on average tangible assets was 1.02% for the third quarter of 2014, compared to 17.99% and 1.10%, respectively, for the same period of 2013. Average equity was $1.9 billion and $1.5 billion for the third quarter of 2014 and 2013, respectively, while average tangible equity was $1.1 billion and $727.2 million, respectively, for those same periods. Average equity for the third quarter of 2014 reflects the impact of the BCSB and PVF acquisitions, combined with the common and preferred stock offerings completed in November 2013. The OBA acquisition that closed on September 19, 2014 did not have a material impact on average equity for the third quarter of 2014.

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

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Three Months Ended September 30,
	2014	2013
Return on average tangible equity:
Net income (annualized)	$140,408	$125,505
Amortization of intangibles, net of tax (annualized)	6,332	5,331

	$146,740	$130,836

Average total stockholders’ equity	$1,927,727	$1,475,751
Less: Average intangibles	(849,902)	(748,592)

	$1,077,825	$727,159

Return on average tangible equity	13.61%	17.99%

Return on average tangible assets:
Net income (annualized)	$140,408	$125,505
Amortization of intangibles, net of tax (annualized)	6,332	5,331

	$146,740	$130,836

Average total assets	$15,217,695	$12,615,338
Less: Average intangibles	(849,902)	(748,592)

	$14,367,793	$11,866,746

Return on average tangible assets	1.02%	1.10%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest bearing deposits with banks	$54,223	$23	0.17%	$39,224	$13	0.17%
Taxable investment securities (1)	2,636,572	13,711	2.08	2,117,849	10,889	2.06
Non-taxable investment securities (2)	159,797	2,086	5.22	157,624	2,122	5.38
Residential mortgage loans held for sale	3,330	62	7.44	12,060	134	4.45
Loans (2) (3)	10,544,781	117,474	4.43	8,730,010	98,413	4.48

Total interest-earning assets (2)	13,398,703	133,356	3.96	11,047,767	111,571	4.01

Cash and due from banks	199,157			185,419
Allowance for loan losses	(120,226)			(110,463)
Premises and equipment	163,368			147,804
Other assets	1,576,693			1,344,811

Total Assets	$15,217,695			$12,615,338

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$4,398,565	1,752	0.16	$3,841,619	1,391	0.14
Savings	1,575,775	172	0.04	1,387,869	162	0.05
Certificates and other time	2,653,535	5,533	0.83	2,391,828	5,342	0.89
Customer repurchase agreements	772,812	413	0.21	748,249	419	0.22
Other short-term borrowings	723,049	1,046	0.57	318,024	703	0.87
Long-term debt	422,698	1,692	1.59	91,659	719	3.11
Junior subordinated debt	58,226	339	2.31	194,206	1,800	3.68

Total interest-bearing liabilities (2)	10,604,660	10,947	0.41	8,973,454	10,536	0.47

Non-interest bearing demand	2,524,568			2,033,370
Other liabilities	160,740			132,763

Total Liabilities	13,289,968			11,139,587
Stockholders’ equity	1,927,727			1,475,751

Total Liabilities and Stockholders’ Equity	$15,217,695			$12,615,338

Excess of interest-earning assets over interest-bearing liabilities	$2,794,043			$2,074,313

Fully tax-equivalent net interest income		122,409			101,035
Tax-equivalent adjustment		(1,790)			(1,781)

Net interest income		$120,619			$99,254

Net interest spread			3.55%			3.55%

Net interest margin (2)			3.63%			3.64%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets (loans, securities, interest bearing deposits with banks and federal funds sold) and interest expense paid on liabilities (deposits, customer repurchase agreements and short- and long-term borrowings). For the three months ended September 30, 2014, net interest income, which comprised 76.3% of net revenue (net interest income plus non-interest income) compared to 75.2% for the same period in 2013, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $21.4 million or 21.2% from $101.0 million for the third quarter of 2013 to $122.4 million for the third quarter of 2014. Average earning assets increased $2.4 billion or 21.3% and average interest-bearing liabilities increased $1.6 billion or 18.2% from 2013 due to the acquisitions of BCSB and PVF combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.63% for the third quarter of 2014, compared to 3.64% for the same period of 2013, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment, partially offset by an increase in net interest margin due to higher accretable yield adjustments. Details on changes in tax equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the three months ended September 30, 2014, compared to the three months ended September 30, 2013 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$10	$—	$10
Securities	2,617	169	2,786
Residential mortgage loans held for sale	(131)	59	(72)
Loans	20,237	(1,176)	19,061

	22,733	(948)	21,785

Interest Expense
Deposits:
Interest bearing demand	276	85	361
Savings	20	(10)	10
Certificates and other time	550	(359)	191
Customer repurchase agreements	13	(19)	(6)
Other short-term borrowings	655	(312)	343
Long-term debt	1,477	(504)	973
Junior subordinated debt	(955)	(506)	(1,461)

	2,036	(1,625)	411

Net Change	$20,697	$677	$21,374

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $133.4 million for the third quarter of 2014, increased $21.8 million or 19.5% from the same quarter of 2013, primarily due to increased earning assets combined with accretable yield benefit, partially offset by lower yields. During the third quarter of 2014 and 2013, the Corporation recognized a benefit of $3.9 million and $(0.2) million, respectively, in accretable yield on acquired loans. The increase in earning assets was primarily driven by a $1.8 billion or 20.8% increase in average loans, including $930.6 million or 10.7% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, average loans added in the OBA, BCSB and PVF acquisitions were $35.9 million, $312.6 million and $535.7 million, respectively. The yield on earning assets decreased 5 basis points from the third quarter of 2013 to 3.96% for the third quarter of 2014, reflecting the decreases in market interest rates and competitive pressures, partially offset by the above-mentioned changes in accretable yield benefit on acquired loans.

Interest expense of $10.9 million for the third quarter of 2014 increased $0.4 million or 3.9% from the same quarter of 2013 due to growth in interest-bearing liabilities, partially offset by lower rates paid. The rate paid on interest-bearing liabilities decreased 6 basis points to 0.41% for the third quarter of 2014, compared to 0.47% for the third quarter of 2013, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $1.0 billion or 12.3%, including $251.8 million or 2.4% of organic growth, combined with $36.6 million, $526.2 million and $707.6 million in average deposits and customer repurchase agreements added in the OBA, BCSB and PVF acquisitions, respectively.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $11.2 million during the third quarter of 2014 increased $3.9 million from the same period of 2013, primarily due to increases of $2.4 million in the provision for the originated portfolio to support loan growth, and $1.6 million in the provision for the acquired portfolio. During the third quarter of 2014, net charge-offs were $7.3 million, or 0.28% (annualized) of average loans, compared to $5.5 million, or 0.25% (annualized) of average loans, for the same period of 2013. The ratio of the allowance for loan losses to total loans equaled 1.10% and 1.25% at September 30, 2014 and 2013, respectively, which reflects the Corporation’s improving credit quality performance along with the addition of loans acquired in the OBA, BCSB and PVF acquisitions without a corresponding allowance for loan losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $37.6 million for the third quarter of 2014 increased $4.7 million or 14.5% from the same period of 2013. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $17.7 million for the third quarter of 2014 increased $1.3 million or 8.0% from the same period of 2013, primarily due to increases in other service charges and overdraft fees of $1.1 million and $0.3 million, respectively, reflecting the impact of organic growth and the expanded customer base due to the recent acquisitions.

Trust fees of $4.9 million for the three months ended September 30, 2014 increased $0.7 million or 16.6% from the same period of 2013, primarily driven by cross-selling efforts collaborating with internal business partners, added sales professionals and improved market conditions. The market value of assets under management increased $436.1 million or 14.7% to $3.4 billion over this same period, with $332.1 million as a result of organic growth and $104.0 million due to improved stock market conditions.

Insurance commissions and fees of $4.2 million for the three months ended September 30, 2014 increased $0.1 million or 2.0% from the same period of 2013, primarily due to increased fee income resulting from the implementation of revenue-enhancing strategies and initiatives, partially offset by a reduction in fee income relating to the sale of a book-of-business to an outside agency for which revenue was received during the third quarter of 2013 that was not received during the third quarter of 2014.

Securities commissions of $3.1 million for the third quarter of 2014 increased $0.6 million or 21.6% from the same period of 2013 primarily due to positive results from new initiatives generating new customer relationships, combined with increased volume and improved market conditions.

Net securities gains were $1.2 million for the third quarter of 2014 due to the opportunistic sale of mortgage-backed securities at a premium.

Mortgage banking revenue, which is primarily derived from the gain on sale of residential mortgage loans, was $1.1 million for the third quarter of 2014 and increased $0.2 million from the same period of 2013, as higher servicing income and gains on sale of loans were partially offset by an increase in the amortization of mortgage servicing rights primarily acquired in the PVF transaction. During the third quarter of 2014, the Corporation sold $45.0 million of residential mortgage loans, compared to $62.3 million for the same period of 2013, as part of its ongoing strategy of generally selling 30-year residential mortgage loans. The volume decrease is an industry-wide trend as refinance activity has greatly diminished.

Income from BOLI of $1.8 million for the three months ended September 30, 2014 increased $0.2 million from $1.6 million for the same period of 2013, primarily as a result of the benefit of more claims during the third quarter of 2014.

Other non-interest income of $3.6 million for the third quarter of 2014 increased $0.5 million from the same period of 2013. During the third quarter of 2014, the Corporation recorded $0.3 million more in fees earned through its commercial loan interest rate swap program and $0.7 million more in dividends on non-marketable equity securities. Additionally during the third quarter of 2014, the Corporation recorded income of $0.1 million related to its equity investment in a small business investment company, compared to a loss of $0.3 million for the same period of 2013. Partially offsetting these increases in other non-interest income was $0.9 million in life insurance proceeds recorded during the third quarter of 2013.

Non-Interest Expense

Total non-interest expense of $95.8 million for the third quarter of 2014 increased $12.7 million or 15.2% from the same period of 2013. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $49.6 million for the three months ended September 30, 2014 increased $4.4 million or 9.8% from the same period of 2013. This increase primarily relates to acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2014.

Occupancy and equipment expense of $15.4 million for the third quarter of 2014 increased $2.8 million or 22.4% from the same period of 2013, primarily resulting from acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, equipment depreciation expense increased during this same period due to upgrades to incorporate new technology, primarily relating to online and mobile banking applications.

Amortization of intangibles expense of $2.5 million for the third quarter of 2014 increased $0.4 million or 18.8% from the same period of 2013, primarily due to core deposit intangibles recorded as a result of acquisitions.

Outside services expense of $8.2 million for the third quarter of 2014 increased $0.6 million or 8.2% from the same period of 2013, primarily due to increases of $0.5 million in licenses, fees and dues, $0.2 million in legal expenses and $0.6 million in other services, partially offset by a decrease of $0.7 million in consulting fees.

Federal Deposit Insurance Corporation (FDIC) insurance was consistent at $3.2 million for the third quarters of 2014 and 2013.

The Corporation recorded $1.9 million in merger-related costs associated with the OBA and BCSB acquisitions during the third quarter of 2014. Merger-related costs recorded during the same period of 2013 in conjunction with the PVF acquisition were $0.9 million.

Other non-interest expense increased $3.4 million to $15.2 million for the third quarter of 2014, compared to $11.8 million for the third quarter of 2013. For the third quarter of 2014, compared to the same quarter of 2013, state taxes increased $0.3 million resulting from a higher assessment base caused by state tax code changes. Additionally during the third quarter of 2014, marketing expense increased $1.0 million, loan-related expenses increased $0.6 million, OREO expenses increased $0.5 million, telephone expense increased $0.3 million and postage expense increased $0.2 million, all primarily due to acquisitions and volume increases related to organic growth.

Income Taxes

The Corporation’s income tax expense of $15.7 million for the third quarter of 2014 increased $5.8 million or 57.7% from the same period of 2013. The effective tax rate of 30.8% for the third quarter of 2014 increased from 24.0% for the same period of 2013, due to higher levels of pre-tax income, which is subject to the marginal tax rate. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits. The 2013 quarterly period reflected the benefit of higher tax credits earned.

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Net income available to common stockholders for the nine months ended September 30, 2014 was $98.4 million or $0.59 per diluted common share, compared to net income available to common stockholders for the nine months ended September 30, 2013 of $89.4 million or $0.62 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $53.5 million in net interest income, combined with an increase of $15.7 million in non-interest income, partially offset by increases of $5.9 million in the provision for loan losses, $36.5 million in non-interest expense and $6.3 million in preferred stock dividends. The results for the first nine months of 2014 reflect the BCSB, PVF and ANNB acquisitions that closed on February 15, 2014, October 12, 2013 and April 6, 2013, respectively, and included $8.1 million in merger costs, primarily relating to the OBA and BCSB acquisitions. Other than the merger costs, the OBA acquisition that closed on September 19, 2014 did not have a material impact on the results of operations for the nine months ended September 30, 2014. The results for the first nine months of 2013 included $4.2 million in merger costs, primarily relating to the PVF acquisition. Average diluted common shares outstanding increased 22.5 million shares or 15.5% to 166.9 million shares for the first nine months of 2014, primarily as a result of the BCSB, PVF and ANNB acquisitions, combined with the common stock offering completed in November 2013.

For the nine months ended September 30, 2014, the Corporation’s return on average equity was 7.42% and its return on average assets was 0.96%, compared to 8.22% and 0.97%, respectively, for the nine months ended September 30, 2013. The Corporation’s return on average tangible equity was 14.01% and its return on average tangible assets was 1.06% for the first nine months of 2014, compared to 17.37% and 1.07%, respectively, for the same period of 2013. Average equity was $1.9 billion and $1.5 billion for the nine months ended September 30, 2014 and 2013, respectively, while average tangible equity was $1.0 billion and $718.1 million, respectively, for those same periods. Average equity for the first nine months of 2014 reflects the impact of the BCSB, PVF and ANNB acquisitions, combined with the common and preferred stock offerings completed in November 2013. The OBA acquisition that closed on September 19, 2014 did not have a material impact on average equity for the nine months ended September 30, 2014.

The following tables summarize the Corporation’s non-GAAP financial measures for the periods indicated derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

	Nine Months Ended September 30,
	2014	2013
Return on average tangible equity:
Net income (annualized)	$140,045	$119,480
Amortization of intangibles, net of tax (annualized)	6,257	5,269

	$146,302	$124,749

Average total stockholders’ equity	$1,886,386	$1,453,746
Less: Average intangibles	(841,770)	(735,638)

	$1,044,616	$718,108

Return on average tangible equity	14.01%	17.37%

Return on average tangible assets:
Net income (annualized)	$140,045	$119,480
Amortization of intangibles, net of tax (annualized)	6,257	5,269

	$146,302	$124,749

Average total assets	$14,643,776	$12,365,612
Less: Average intangibles	(841,770)	(735,638)

	$13,802,006	$11,629,974

Return on average tangible assets	1.06%	1.07%

The following table provides information regarding the average balances and yields earned on interest-earning assets and the average balances and rates paid on interest-bearing liabilities (dollars in thousands):

	Nine Months Ended September 30,
	2014			2013
	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Interest bearing deposits with banks	$48,743	$70	0.19%	$33,199	$45	0.18%
Taxable investment securities (1)	2,529,140	39,739	2.10	2,112,382	32,170	2.03
Non-taxable investment securities (2)	153,456	6,072	5.28	163,045	6,682	5.46
Residential mortgage loans held for sale	3,636	287	10.53	21,696	617	3.79
Loans (2) (3)	10,119,645	332,921	4.40	8,474,135	288,500	4.55

Total interest-earning assets (2)	12,854,620	379,089	3.94	10,804,457	328,014	4.06

Cash and due from banks	184,184			178,154
Allowance for loan losses	(114,576)			(108,173)
Premises and equipment	162,526			144,212
Other assets	1,547,022			1,346,962

Total Assets	$14,633,776			$12,365,612

Liabilities
Interest-bearing liabilities:
Deposits:
Interest bearing demand	$4,267,539	4,932	0.15	$3,774,211	4,326	0.15
Savings	1,548,791	526	0.05	1,339,723	491	0.05
Certificates and other time	2,694,813	16,609	0.82	2,448,634	17,686	0.97
Customer repurchase agreements	799,470	1,315	0.22	769,997	1,340	0.23
Other short-term borrowings	556,347	2,696	0.65	250,846	1,964	1.04
Long-term debt	303,255	3,850	1.70	92,024	2,268	3.30
Junior subordinated debt	64,324	1,322	2.75	201,575	5,578	3.70

Total interest-bearing liabilities (2)	10,234,539	31,250	0.41	8,877,010	33,653	0.51

Non-interest bearing demand	2,375,062			1,894,206
Other liabilities	147,789			140,650

Total Liabilities	12,757,390			10,911,866
Stockholders’ equity	1,886,386			1,453,746

Total Liabilities and Stockholders’ Equity	$14,643,776			$12,365,612

Excess of interest-earning assets over interest-bearing liabilities	$2,620,081			$1,927,447

Fully tax-equivalent net interest income		347,839			294,361
Tax-equivalent adjustment		(5,203)			(5,265)

Net interest income		$342,636			$289,096

Net interest spread			3.53%			3.55%

Net interest margin (2)			3.62%			3.64%

(1)	The average balances and yields earned on taxable investment securities are based on historical cost.
(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis, a non-GAAP measure, which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The yields on earning assets and the net interest margin are presented on an FTE and annualized basis. The rates paid on interest-bearing liabilities are also presented on an annualized basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.
(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s principal source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. For the nine months ended September 30, 2014, net interest income, which comprised 74.3% of net revenue compared to 73.7% for the same period in 2013, was affected by the general level of interest rates, changes in interest rates, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest-earning assets and interest-bearing liabilities.

Net interest income, on an FTE basis, increased $53.5 million or 18.2% from $294.4 million for the first nine months of 2013 to $347.8 million for the first nine months of 2014. Average earning assets increased $2.1 billion or 19.0% and average interest-bearing liabilities increased $1.4 billion or 15.3% from 2013, due to the acquisitions of BCSB, PVF and ANNB, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.62% for the first nine months of 2014, compared to 3.64% for the same period of 2013, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment, partially offset by an increase in net interest margin due to higher accretable yield adjustments. Details on changes in tax equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table sets forth certain information regarding changes in net interest income attributable to changes in the volumes of interest-earning assets and interest-bearing liabilities and changes in the rates for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 (in thousands):

	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$24	$1	$25
Securities	5,493	1,466	6,959
Residential mortgage loans held for sale	(805)	475	(330)
Loans	54,397	(9,976)	44,421

	59,109	(8,034)	51,075

Interest Expense
Deposits:
Interest bearing demand	739	(133)	606
Savings	75	(40)	35
Certificates and other time	1,654	(2,731)	(1,077)
Customer repurchase agreements	50	(75)	(25)
Other short-term borrowings	1,703	(971)	732
Long-term debt	3,122	(1,540)	1,582
Junior subordinated debt	(3,089)	(1,167)	(4,256)

	4,254	(6,657)	(2,403)

Net Change	$54,855	$(1,377)	$53,478

(1)	The amount of change not solely due to rate or volume changes was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.
(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $379.1 million for the first nine months of 2014, increased $51.1 million or 15.6% from the same period of 2013, primarily due to increased earning assets combined with accretable yield benefit, partially offset by lower yields. During the first nine months of 2014 and 2013, the Corporation recognized a benefit of $4.3 million and $1.6 million, respectively, in accretable yield on acquired loans. The increase in earning assets was primarily driven by a $1.6 billion or 19.4% increase in average loans, including $348.2 million or 3.5% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, average loans added in the OBA, BCSB, PVF and ANNB acquisitions were $12.1 million, $158.0 million, $535.7 million and $258.9 million, respectively. The yield on earning assets decreased 12 basis points from the first nine months of 2013 to 3.94% for the first nine months of 2014, compared to 4.06% for the first nine months of 2013, reflecting the decreases in market interest rates and competitive pressures and partially offset by the above-mentioned changes in accretable yield benefit on acquired loans.

Interest expense of $31.3 million for the first nine months of 2014 decreased $2.4 million or 7.1% from the same quarter of 2013 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 10 basis points to 0.41% for the first nine months of 2014, compared to 0.51% for the first nine months of 2013, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $1.5 billion or 14.3%, including $348.2 million or 3.5% of organic growth, combined with $12.3 million, $266.0 million, $707.6 million and $358.3 million in average deposits and customer repurchase agreements added in the OBA, BCSB, PVF and ANNB acquisitions, respectively.

Provision for Loan Losses

The provision for loan losses of $28.6 million during the first nine months of 2014 increased $5.9 million from the same period of 2013, primarily due to an increase of $6.1 million in the provision for the originated portfolio to support loan growth, partially offset by a decrease of $0.2 million in the provision for the acquired portfolio. During the first nine months of 2014, net charge-offs were $18.8 million, or 0.25% (annualized) of average loans, compared to $17.0 million, or 0.27% (annualized) of average loans, for the same period of 2013, reflecting stable asset quality performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.10% and 1.25% at September 30, 2014 and 2013, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the BCSB, PVF and ANNB acquisitions without a corresponding allowance for loan losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $118.8 million for the first nine months of 2014 increased $15.7 million or 15.2% from the same period of 2013. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $50.5 million for the first nine months of 2014 decreased $1.0 million or 1.9% from the same period of 2013, primarily due to a decrease of $4.9 million in interchange fees as the Corporation became subject to the new rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Partially offsetting this decrease, other service charges and overdraft fees increased $2.8 million and $1.1 million, respectively, over this same period, reflecting the impact of organic growth and the expanded customer base due to acquisitions. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Wall Street Reform and Consumer Protection Act section of this Management’s Discussion and Analysis.

Trust fees of $14.5 million for the nine months ended September 30, 2014 increased $2.1 million or 16.6% from the same period of 2013, primarily driven by cross-selling efforts collaborating with internal business partners, added sales professionals and improved market conditions. The market value of assets under management increased $436.1 million or 14.7% to $3.4 billion over this same period, with $332.1 million as a result of organic growth and $104.0 million due to improved stock market conditions.

Insurance commissions and fees of $12.8 million for the nine months ended September 30, 2014 increased $0.2 million or 1.5% from the same period of 2013. Increased fee income resulting from the implementation of revenue-enhancing strategies and initiatives during the first nine months of 2014 was partially offset by a reduction in fee income relating to the sale of a book-of-business to an outside agency for which revenue was received during the nine months ended September 30, 2013 that was only received for part of that same period in 2014.

Securities commissions of $8.5 million for the first nine months of 2014 decreased $0.2 million or 1.9% from the same period of 2013 primarily due to a system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area in 2014, partially offset by positive results from new initiatives generating new customer relationships, combined with increased volume and improved market conditions.

Net securities gains were $11.4 million for the first nine months of 2014, compared to $0.8 million for the first nine months of 2013. During the first nine months of 2014, the Corporation strategically sold its entire portfolio of pooled TPS for net proceeds of $51.5 million and a gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $2.4 million relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Mortgage banking revenue, which is primarily derived from the gain on sale of residential mortgage loans, was $2.2 million for the first nine months of 2014 and decreased $0.9 million from the same period of 2013, consistent with industry trends. During the first nine months of 2014, the Corporation sold $101.6 million of residential mortgage loans, compared to $210.0 million for the same period of 2013, as part of its ongoing strategy of generally selling 30-year residential mortgage loans. The volume decrease is an industry-wide trend as refinance activity has greatly diminished.

Income from BOLI of $5.8 million for the first nine months of 2014 increased $0.7 million or 12.8% from the first nine months of 2013, primarily as a result of continued management actions designed to improve performance, along with additional policies from acquisitions.

Other non-interest income of $13.1 million for the first nine months of 2014 increased $3.8 million from the same period of 2013. During the first nine months of 2014, the Corporation recorded $2.8 million more in fees earned through its commercial loan interest rate swap program and $1.5 million more in dividends on non-marketable equity securities. Additionally during the first nine months of 2014, the Corporation recorded a gain of $0.9 million related to the sale of impaired commercial loans. Partially offsetting these increases in other non-interest income is a gain of $1.6 million recognized during the first nine months of 2013 related to a debt extinguishment in which $15.0 million of the Corporation-issued TPS was repurchased at a discount, and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee.

Non-Interest Expense

Total non-interest expense of $282.6 million for the first nine months of 2014 increased $36.5 million or 14.8% from the same period of 2013. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $147.0 million for the nine months ended September 30, 2014 increased $14.7 million or 11.1% from the same period of 2013. This increase primarily relates to acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2014. Additionally, the Corporation recorded a net charge of $1.9 million during the first nine months of 2014 relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $46.0 million for the first nine months of 2014 increased $8.3 million or 22.0% from the same period of 2013, primarily resulting from acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, equipment depreciation expense increased during this same period due to upgrades to incorporate new technology, primarily relating to online and mobile banking applications, and snow removal expense increased as a result of severe weather conditions throughout the Corporation’s market area during the first nine months of 2014 compared to the same period of 2013.

Amortization of intangibles expense of $7.2 million for the first nine months of 2014 increased $1.1 million or 18.7% from the same period of 2013, primarily due to core deposit intangibles recorded as a result of acquisitions.

Outside services expense of $23.7 million for the first nine months of 2014 increased $0.3 million or 1.4% from the same period of 2013. For the first nine months of 2014, compared to the same period of 2013, licenses, fees and dues, data processing services and other outside services increased $0.6 million, $0.3 million and $1.0 million, respectively, primarily resulting from acquisitions and costs related to compliance with new regulations, including capital stress testing. These increases were partially offset by a decrease of $1.5 million in consulting fees due to a refund of previously paid fees for system enhancements.

FDIC insurance of $9.6 million for the first nine months of 2014 increased $1.4 million or 17.1% from the same period of 2013, primarily due to an increased asset base resulting from acquisitions.

The Corporation recorded $8.1 million in merger-related costs, primarily associated with the OBA and BCSB acquisitions, during the first nine months of 2014. Merger-related costs recorded during the same period of 2013, primarily in conjunction with the PVF and ANNB acquisitions were $4.2 million.

Other non-interest expense increased $6.7 million to $41.1 million for the first nine months of 2014, compared to $34.4 million for the first nine months of 2013. For the first nine months of 2014 compared to the same period of 2013, OREO expense increased $1.2 million as the 2013 period was low due to gains on sale of OREO properties absent in 2014 and state taxes increased $1.4 million resulting from a higher assessment base caused by state tax code changes. Additionally, loan-related expenses increased $1.0 million, marketing expenses increased $0.6 million, telephone expenses increased $0.5 million, postage expenses increased $0.5 million, business development expenses increased $0.4 million, other taxes increased $0.4 million, supplies increased $0.3 million and fraud losses increased $0.2 million, all primarily due to additional expenses related to acquisitions.

Income Taxes

The Corporation’s income tax expense of $45.5 million for the first nine months of 2014 increased $11.5 million or 33.7% from the same period of 2013. The effective tax rate of 30.3% for the first nine months of 2014 increased from 27.6% for the same period of 2013, due to higher levels of pre-tax income, which is subject to the marginal tax rate. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few quarters. These include strong earnings, a consistent dividend and capital actions. The capital actions include the raising of $161.3 million via the issuance of common and preferred equity during the fourth quarter of 2013. These proceeds were utilized to redeem various TPS obligations of the Corporation totaling $148.0 million, with $115.0 million occurring during the fourth quarter of 2013, $23.0 million occurring during the first quarter of 2014 and $10.0 million occurring during the second quarter of 2014. The positive results of these strategies can be seen in the parent’s cash position as it has increased from $103.3 million at September 30, 2013 to $126.7 million at September 30, 2014.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by cash outflows over the next 12 months. The LCR was 2.2 times at September 30, 2014 and 2.2 times at December 31, 2013. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 14.0 months at September 30, 2014 and 15.2 months at December 31, 2013. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes decreased $2.1 million or 1.0% during the first nine months of 2014 to $212.1 million at September 30, 2014.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Average deposits and customer repurchase agreements totaled $11.9 billion and increased $139.0 million, or 4.7% annualized, and included average organic growth of $102.3 million or 3.4% annualized for the quarter ended September 30, 2014. Consistent with prior quarters, growth in transaction deposits and customer repurchase agreements was partially offset by a decline in time deposits. On an organic basis, average total transaction deposits and customer repurchase agreements increased $195.4 million or 8.6% annualized. Organic growth in average non-interest bearing deposits was $143.6 million or 24.0% annualized, primarily reflecting growth in non-interest bearing business accounts and the benefit of seasonally higher balances. Time deposits organically declined $93.0 million or 13.5% over this same period, reflecting the plan to reduce these accounts due to the Corporation’s strong liquidity position and customers shifting to lower cost transactional products.

FNBPA had unused wholesale credit availability of $4.8 billion or 30.5% of bank assets at September 30, 2014 and $4.8 billion or 35.6% of bank assets at December 31, 2013. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be sold to meet funding needs. These securities totaled $902.9 million, or 5.8% of total assets and $533.1 million, or 4.0% of total assets as of September 30, 2014 and December 31, 2013, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of September 30, 2014 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (0.4)% and (1.1)% as of September 30, 2014 and December 31, 2013, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$283,898	$509,959	$661,540	$1,241,641	$2,697,038
Investments	90,886	88,312	132,589	216,979	528,766

	374,784	598,271	794,129	1,458,620	3,225,804
Liabilities
Non-maturity deposits	80,961	161,923	242,884	485,768	971,536
Time deposits	167,024	294,797	426,211	584,732	1,472,764
Borrowings	537,709	139,413	56,734	116,189	850,045

	785,694	596,133	725,829	1,186,689	3,294,345
Period Gap (Assets - Liabilities)	$(410,910)	$2,138	$68,300	$271,931	$(68,541)

Cumulative Gap	$(410,910)	$(408,772)	$(340,472)	$(68,541)

Cumulative Gap to Total Assets	(-2.6)%	(-2.6)%	(-2.2)%	(-0.4)%

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

The following repricing gap analysis (in thousands) as of September 30, 2014 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$3,812,099	$1,063,051	$533,068	$1,015,685	$6,423,903
Investments	95,605	107,525	162,117	224,107	589,354

	3,907,704	1,170,576	695,185	1,239,792	7,013,257
Liabilities
Non-maturity deposits	2,695,188	—	—	—	2,695,188
Time deposits	174,694	295,909	427,365	586,389	1,484,357
Borrowings	1,347,905	128,497	8,110	18,940	1,503,452

	4,217,787	424,406	435,475	605,329	5,682,997
Off-balance sheet	(200,000)	—	—	—	(200,000)
Period Gap (assets – liabilities + off-balance sheet)	$(510,083)	$746,170	$259,710	$634,463	$1,130,260

Cumulative Gap	$(510,083)	$236,087	$495,797	$1,130,260

Cumulative Gap to Assets	(3.2)%	1.5%	3.1%	7.2%

The twelve-month cumulative repricing gap to total assets was 7.2% and 5.5% as of September 30, 2014 and December 31, 2013, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of September 30, 2014.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	September 30, 2014	December 31, 2013	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	4.3%	3.5%	n/a
+ 200 basis points	3.0%	2.5%	(5.0)%
+ 100 basis points	1.4%	1.1%	(5.0)%
- 100 basis points	(1.6)%	(2.1)%	(5.0)%
Economic value of equity:
+ 300 basis points	0.5%	(2.6)%	(25.0)%
+ 200 basis points	1.3%	(1.5)%	(15.0)%
+ 100 basis points	1.6%	(0.5)%	(10.0)%
- 100 basis points	(4.7)%	(4.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 4.1% at September 30, 2014 and 2.5% December 31, 2013.

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

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 58.3% and 59.9% of total loans as of September 30, 2014 and December 31, 2013, respectively. This decrease was mainly due to the acquisition of BCSB in the first quarter of 2014 and OBA at the end of the third quarter of 2014. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be slightly longer given the asset sensitive nature of its balance sheet. At September 30, 2014, the portfolio duration was 3.5 versus a 3.3 level at December 31, 2013. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of September 30, 2014, the commercial swaps totaled $949.2 million of notional principal, with $226.0 million in notional swap principal originated during 2014. The success of the aforementioned tactics has resulted in an asset-sensitive position. During the three and nine months ended September 30, 2014, long-term interest rates decreased causing cash flows from certain mortgage-related portfolios to shorten, which contributed to an increase in the asset-sensitive interest rate risk position during these periods. The addition of BCSB in the first quarter of 2014 and OBA in the third quarter of 2014 provided less rate sensitive deposits, and the borrowing of $350.0 million in FHLB advances at an average life of 3.5 years also contributed to the change in the interest rate risk position. These increases in the net asset-sensitivity position were slightly offset by an increase in the use of overnight borrowings compared to the prior year end. Overnight borrowings were relatively unchanged for the most recent quarter. In order to manage the interest rate risk position and generate incremental earnings, between December 2012 and August 2013 the Corporation entered into four separate interest rate derivative agreements totaling $200.0 million of notional principal in swaps which pay a variable interest rate and receive a fixed interest rate. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in this Report.

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

RISK MANAGEMENT

The Corporation’s Board of Directors recognizes that, as a financial institution, the Corporation takes on a certain amount of risk in every business decision, transaction and activity. The Corporation’s Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk, regulatory compliance risk and strategic risk. In its oversight role of the Corporation’s risk management function, the Board of Directors is mindful that risk management is not about eliminating risk, but rather is about identifying, accepting and managing risks so as to optimize total shareholder value, while balancing prudent business considerations and safety and soundness.

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

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;

•	enables the Board of Directors to understand the businesses, investments and financial, accounting, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;

•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and

•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

DEPOSITS AND CUSTOMER REPURCHASE AGREEMENTS

Following is a summary of deposits and customer repurchase agreements (in thousands):

	September 30, 2014	December 31, 2013
Non-interest bearing demand	$2,647,081	$2,200,081
Interest bearing demand	4,551,241	3,968,679
Savings	1,574,187	1,423,399
Certificates of deposit and other time deposits	2,679,584	2,606,073

Total deposits	11,452,093	10,198,232
Customer repurchase agreements	857,217	841,741

Total deposits and customer repurchase agreements	$12,309,310	$11,039,973

Total deposits and customer repurchase agreements increased by $1,269.3 million, or 11.5%, to $12.3 billion at September 30, 2014, compared to December 31, 2013, primarily as a result of the acquisitions of OBA and BCSB combined with organic growth in relationship-based transaction deposits, which are comprised of demand (non-interest bearing and interest bearing) and savings accounts, combined with a slight increase in customer repurchase agreements. Certificates of deposit and other time deposits increased slightly over this same period as the accounts added in the OBA and BCSB acquisitions were partially offset by a reduction in existing accounts as certificates of deposit are not priced for growth at this time. Generating growth in relationship-based transaction deposits and customer repurchase agreements remains a key focus of the Corporation.

NON-PERFORMING ASSETS

During the first nine months of 2014, non-performing loans and OREO decreased $2.2 million or 1.9%, from $118.1 million at December 31, 2013 to $115.9 million at September 30, 2014, primarily the result of decreases of $3.7 million in non-accrual loans and $1.6 million in OREO, partially offset by an increase of $3.1 million in TDRs. The decrease in non-accrual loans was primarily due to loan payoffs and commercial loan exits, while the increase in TDRs was attributed to loans secured by residential mortgages that were restructured in conjunction with government programs.

Following is a summary of non-performing loans, by class (in thousands):

	September 30, 2014	December 31, 2013
Commercial real estate	$35,083	$43,648
Commercial and industrial	8,749	6,683
Commercial leases	651	734

Total commercial loans and leases	44,483	51,065
Direct installment	15,029	10,577
Residential mortgages	14,258	14,012
Indirect installment	1,339	1,202
Consumer lines of credit	1,783	597
Other	—	—

	$76,892	$77,453

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
September 30, 2014
Commercial real estate	$—	$1,373	$7,046	$8,419
Commercial and industrial	733	310	136	1,179
Commercial leases	—	—	—	—

Total commercial loans and leases	733	1,683	7,182	9,598
Direct installment	5,263	8,268	1,501	15,032
Residential mortgages	3,706	10,787	891	15,384
Indirect installment	—	149	53	202
Consumer lines of credit	197	910	50	1,157
Other	—	—	—	—

	$9,899	$21,797	$9,677	$41,373

December 31, 2013
Commercial real estate	$24	$2,688	$10,435	$13,147
Commercial and industrial	749	40	237	1,026
Commercial leases	—	—	—	—

Total commercial loans and leases	773	2,728	10,672	14,173
Direct installment	5,404	5,891	1,070	12,365
Residential mortgages	3,743	9,752	883	14,378
Indirect installment	—	142	80	222
Consumer lines of credit	300	185	—	485
Other	—	—	—	—

	$10,220	$18,698	$12,705	$41,623

ALLOWANCE FOR LOAN LOSSES

Commercial loans are individually risk-rated by the loan relationship manager, approved by the appropriate loan authority or committee and reviewed on an ongoing basis by the lending and credit groups, as well as the Loan Review department. In general, commercial loan risk ratings are affirmed at least annually. Troubled, classified and non-performing loans and borrowers are reviewed more frequently by the Special Attention Credit Committee. Impaired commercial relationships with exposures greater than or equal to $500 thousand are subject to specific measurement of impairment and the establishment of an ASC 310 specific reserve, if any. These reserve allocations are generally collateral dependent. All other impaired loans are evaluated in the aggregate based on loan segment loss given default. All ASC 450 reserve allocations are based on transition matrices with predefined loss emergence periods for each homogenous loan segment as well as the qualitative factors described below.

Management evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the quantitative analyses described above. Expected loss rates for each loan category may be adjusted for levels of and trends in loan volumes, net charge-offs, delinquency and non-performing loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of the allowance for loan losses include, but are not limited to, uncertainty of the labor markets, industrial presence, commercial real estate activity and residential real estate values. The determination of this qualitative component of the allowance for loan losses is particularly dependent on the judgment of management.

The allowance for loan losses of $120.6 million at September 30, 2014 increased $9.8 million or 8.9% from December 31, 2013, primarily due to growth in originated loans and, to a lesser extent, to support the acquired loan portfolio. The provision for loan losses during the nine months ended September 30, 2014 was $28.6 million, covering net charge-offs of $18.8 million with the remainder supporting originated loan growth and the acquired loan portfolios. The allowance for loan losses as a percentage of non-performing loans for the Corporation’s total portfolio increased from 143.03% as of December 31, 2013 to 156.84% as of September 30, 2014.

Following is a summary of supplemental statistical ratios pertaining to the Corporation’s originated loan portfolio. The originated loan portfolio excludes loans acquired at fair value and accounted for in accordance with ASC 805. The decline in each ratio is consistent with generally positive trends in asset quality, particularly in all commercial loan segments.

	At or For the Three Months Ended
	September 30, 2014	December 31, 2013	September 30, 2013
Non-performing loans/total originated loans	0.83%	0.95%	1.05%
Non-performing loans + OREO/total originated loans + OREO	1.25%	1.44%	1.49%
Allowance for loan losses (originated loans)/total originated loans	1.24%	1.29%	1.34%
Net charge-offs on originated loans (annualized)/total average originated loans	0.29%	0.30%	0.26%

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

The Corporation’s management believes that, as of September 30, 2014 and December 31, 2013, the Corporation and FNBPA met all “well capitalized” requirements to which each of them was subject.

As of September 30, 2014, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During June 2013, $15.0 million of the Corporation-issued TPS was repurchased at a discount and the related debt extinguished. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee. During the fourth quarter of 2013 and the first six months of 2014, the Corporation redeemed $148.0 million of the Corporation-issued TPS using proceeds raised in conjunction with its capital raise completed in November 2013. The regulatory capital ratios at September 30, 2014 reflect these decreases in TPS, with remaining TPS included in tier 1 capital totaling $57.5 million. Additionally, during the first quarter of 2014, the Corporation strategically sold its entire portfolio of pooled TPS, which strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Following are the capital ratios as of September 30, 2014 and December 31, 2013 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
F.N.B. Corporation
Total capital to risk-weighted assets	$1,392,264	12.3%	$1,129,071	10.0%	$903,257	8.0%
Tier 1 capital to risk-weighted assets	1,248,358	11.1	677,443	6.0	451,628	4.0
Leverage ratio	1,248,358	8.7	718,424	5.0	574,739	4.0
FNBPA
Total capital to risk-weighted assets	1,301,147	11.7	1,113,292	10.0	890,634	8.0
Tier 1 capital to risk-weighted assets	1,185,641	10.7	667,975	6.0	445,317	4.0
Leverage ratio	1,185,641	8.4	709,505	5.0	567,604	4.0
December 31, 2013
F.N.B. Corporation
Total capital to risk-weighted assets	$1,258,312	12.5%	$1,009,952	10.0%	$807,962	8.0%
Tier 1 capital to risk-weighted assets	1,117,956	11.1	605,971	6.0	403,981	4.0
Leverage ratio	1,117,956	8.8	634,527	5.0	507,622	4.0
FNBPA
Total capital to risk-weighted assets	1,144,510	11.5	995,524	10.0	796,419	8.0
Tier 1 capital to risk-weighted assets	1,035,659	10.4	597,314	6.0	398,210	4.0
Leverage ratio	1,035,659	8.3	623,921	5.0	499,137	4.0

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

On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. The FRB deemed such fees reasonable and proportional to the actual cost of a transaction to the issuer. The Corporation’s total assets exceeded $10 billion on December 31, 2012. As a result, the Corporation was subject to the new rules regarding debit card interchange fees as of July 1, 2013. The Corporation’s revenue earned from debit card interchange fees was $8.6 million for the first nine months of 2014, a decrease of $4.9 million from the same period of 2013. The Corporation has deployed various revenue enhancement and expense reduction strategies designed to mitigate this impact on debit card interchange fees.

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

CHANGES IN INTERNAL CONTROLS. The CEO and the CFO have evaluated the changes to the Corporation’s internal controls over financial reporting that occurred during the Corporation’s fiscal quarter ended September 30, 2014, as required by paragraph (d) of Rules 13a–15 and 15d–15 under the Securities Exchange Act of 1934, as amended, and have concluded that there were no such changes that materially affected, or are reasonably likely to materially affect, the Corporation’s internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

OBA Financial Services, Inc. Stockholder Litigation

As previously reported in the Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, on May 7, 2014, a purported shareholder of OBA filed a putative class action complaint in the Circuit Court for Montgomery County, Maryland, captioned Parshall v. OBA Financial Services, Inc., et al., Case No. 390369V, and naming as defendants OBA, OBA Bank, OBA’s board of directors, the Corporation and FNBPA. The plaintiff alleged that OBA’s board of directors breached its fiduciary duty to OBA’s shareholders by approving a proposed transaction containing certain so-called “deal protection devices” and, as a result, OBA’s shareholders allegedly would not receive fair value for their stock. The plaintiff further alleged that OBA, OBA Bank, the Corporation and FNBPA aided and abetted the alleged breaches of fiduciary duty by the OBA board. On July 3, 2014, the plaintiff filed an amended complaint with additional allegations regarding certain purported nondisclosures relating to the registration statement for the proposed transaction.

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

On September 15, 2014, the plaintiff voluntarily dismissed his complaint.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

NONE

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.	OTHER INFORMATION

NONE

ITEM 6.	EXHIBITS

Exhibit Index

31.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101	The following materials from F.N.B. Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows and (v) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

F.N.B. Corporation

Dated: November 7, 2014	/s/ Vincent J. Delie, Jr.
Vincent J. Delie, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 7, 2014	/s/ Vincent J. Calabrese, Jr.
Vincent J. Calabrese, Jr.
Chief Financial Officer
(Principal Financial Officer)

Dated: November 7, 2014	/s/ Timothy G. Rubritz
Timothy G. Rubritz
Corporate Controller
(Principal Accounting Officer)