Form 10-K
period 2014-12-31
FNB CORP/FL/
filed 2015-02-27
CIK 37808

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2014

Commission file number 001-31940

F.N.B. CORPORATION

(Exact name of registrant as specified in its charter)

Florida	25-1255406
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12 Federal Street, One North Shore Center, Pittsburgh, PA	15212
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:	800-555-5455

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange
Depositary Shares each representing a 1/40th interest in a share of Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E, par value $0.01 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s outstanding voting common stock held by non-affiliates on June 30, 2014, determined using a per share closing price on that date of $12.82, as quoted on the New York Stock Exchange, was $2,046,450,093.

As of January 31, 2015, the registrant had outstanding 173,980,929 shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of F.N.B. Corporation’s definitive proxy statement to be filed pursuant to Regulation 14A for the Annual Meeting of Stockholders to be held on May 20, 2015 are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14, of this Annual Report on Form 10-K. F.N.B. Corporation will file its definitive proxy statement with the Securities and Exchange Commission on or before April 15, 2015.

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

Overview

The Corporation was formed in 1974 as a bank holding company. In 2000, the Corporation elected to become and remains a financial holding company under the Gramm-Leach-Bliley Act of 1999 (GLB Act). The Corporation has four reportable business segments: Community Banking, Wealth Management, Insurance and Consumer Finance. As of December 31, 2014, the Corporation had 289 Community Banking offices in Pennsylvania, Ohio, Maryland and West Virginia and 73 Consumer Finance offices in Pennsylvania, Ohio, Tennessee and Kentucky.

As a diversified financial services holding company, the Corporation, through its subsidiaries, provides a full range of financial services, principally to consumers, corporations, governments and small- to medium-sized businesses in its market areas. The Corporation’s business strategy focuses primarily on providing quality, consumer- and commercial-based financial services adapted to the needs of each of the markets it serves. The Corporation seeks to maintain its community orientation by providing local management with certain autonomy in decision making, enabling them to respond to customer requests more quickly and to concentrate on transactions within their market areas. However, while the Corporation seeks to preserve some decision making at a local level, it has centralized legal, loan review and underwriting, accounting, investment, audit, loan operations, deposit operations and data processing functions. The centralization of these processes enables the Corporation to maintain consistent quality of these functions and to achieve certain economies of scale.

As of December 31, 2014, the Corporation had total assets of $16.1 billion, loans of $11.2 billion and deposits of $11.4 billion. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this Report.

Mergers and Acquisitions

The Corporation seeks to grow organically and by opportunistic acquisitions. Descriptions of the most recent acquisitions completed by the Corporation are provided below.

OBA Financial Services, Inc.

On September 19, 2014, the Corporation completed its acquisition of OBA Financial Services, Inc. (OBA), a bank holding company based in Germantown, Maryland. On the acquisition date, the estimated fair values of OBA included $390.2 million in assets, $291.4 million in loans and $295.9 million in deposits. The acquisition was valued at $85.6 million and resulted in the Corporation issuing 7,170,037 shares of its common stock in exchange for 4,025,895 shares of OBA common stock.

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. On the acquisition date, the estimated fair values of BCSB included $594.0 million in assets, $304.9 million in loans and $532.2 million in deposits. The acquisition was valued at $80.5 million and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock.

PVF Capital Corp.

On October 12, 2013, the Corporation completed its acquisition of PVF Capital Corp. (PVF), a savings and loan holding company based in Solon, Ohio. On the acquisition date, the fair values of PVF included $737.2 million in assets, $512.8 million in loans and $628.0 million in deposits. The acquisition was valued at $109.9 million and resulted in the Corporation issuing 8,893,598 shares of its common stock in exchange for 26,119,398 shares of PVF common stock.

Annapolis Bancorp, Inc.

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, the fair values of ANNB included $430.3 million in assets, $256.2 million in loans and $349.4 million in deposits. The acquisition was valued at $56.3 million and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. Additionally, the Corporation paid $0.6 million, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement.

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

These acquisitions have supported the expansion of the Corporation into the attractive markets of Pittsburgh, Pennsylvania, Cleveland, Ohio and Baltimore, Maryland. For more detailed information concerning these acquisitions, see the Mergers and Acquisitions footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Securities Offerings

On November 1, 2013, the Corporation closed the public offering of 4,000,000 depositary shares pursuant to an Underwriting Agreement, dated October 29, 2013, between the Corporation and Keefe, Bruyette & Woods, Inc. and RBC Capital Markets, LLC, as representatives for the underwriters listed therein. The Corporation additionally granted the underwriters an option to purchase up to an additional 600,000 depositary shares. The underwriters exercised their option as to 435,080 additional depositary shares, the sale of which closed on November 14, 2013. Each Depositary Share represents a 1/40th interest in a share of the Corporation’s Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (Series E Preferred Stock), with a liquidation preference of $1,000 per share (equivalent to $25 per depositary share). Dividends accrue and are payable on the liquidation amount of $1,000 per share of Series E Preferred Stock in arrears at 7.25% per annum only when, as, and if declared by the Board of Directors of the Corporation and to the extent the Corporation has legally available funds to pay dividends.

Also on November 1, 2013, the Corporation closed the public offering of 4,693,876 shares of its common stock pursuant to an Underwriting Agreement, dated October 29, 2013, between the Corporation and J.P. Morgan Securities, LLC, Keefe, Bruyette & Woods, Inc. and RBC Capital Markets, LLC, as representatives for the underwriters listed therein.

The Corporation received aggregate net proceeds of $161.3 million from these offerings and has applied the proceeds to redemption of various Corporation-issued trust preferred securities (TPS) during 2013 and 2014.

Business Segments

In addition to the following information relating to the Corporation’s business segments, more detailed information is contained in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report. As of December 31, 2014, the Corporation had four business segments, with the largest being the Community Banking segment consisting of a regional community bank. The Wealth Management segment consists of a trust company, a registered investment advisor and a subsidiary that offered broker-dealer services through a third party networking arrangement with a non-affiliated licensed broker-dealer entity. The Insurance segment consists of an insurance agency and a reinsurer. The Consumer Finance segment consists of a multi-state consumer finance company.

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

As of December 31, 2014, the Corporation operated its Community Banking business through a network of 289 branches in Pennsylvania, Ohio, Maryland and West Virginia. The Community Banking segment also has commercial real estate loans in Florida, which were originated from 2005 through 2009.

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

The Corporation’s Wealth Management operations are conducted through three subsidiaries of FNBPA. First National Trust Company (FNTC) provides a broad range of personal and corporate fiduciary services, including the administration of decedent and trust estates. As of December 31, 2014, the fair value of trust assets under management was approximately $3.5 billion. FNTC is required to maintain certain minimum capitalization levels in accordance with regulatory requirements. FNTC periodically measures its capital position to ensure all minimum capitalization levels are maintained.

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

Other

The Corporation also operates other non-banking subsidiaries. Until July 2013, F.N.B. Capital Corporation, LLC (FNBCC), a merchant banking subsidiary, offered mezzanine financing options for small- to medium-sized businesses that need financial assistance beyond the parameters of typical commercial bank lending products. FNBCC has a 21.9% funding commitment in F.N.B. Capital Partners, L.P. (FNBCP), a Small

Business Investment Company licensed by the U.S. Small Business Administration (the Corporation licensed FNBCP to use its name). FNBCP, which is not an affiliate or a subsidiary of the Corporation, was formed by former employees of FNBCC. F.N.B. Statutory Trust II and Omega Financial Capital Trust I issued TPS to third-party investors. Regency Consumer Financial Services, Inc. and FNB Consumer Financial Services, Inc. are the general partner and limited partner, respectively, of FNB Financial Services, LP, a company established to issue, administer and repay the subordinated notes through which loans in the Consumer Finance segment are funded. Additionally, Bank Capital Services, LLC, a subsidiary of FNBPA, offers commercial leasing services to customers in need of new or used equipment. Certain financial information concerning these subsidiaries, along with the parent company and intercompany eliminations, are included in the “Parent and Other” category in the Business Segments footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Market Area and Competition

The Corporation primarily operates in Pennsylvania, eastern Ohio, and northern West Virginia, which are areas with relatively stable markets and modest growth. Additionally, the Corporation operates in the Baltimore, Maryland Metropolitan Statistical Area and Montgomery County, Maryland, which are relatively higher growth markets. In addition to Pennsylvania and Ohio, the Corporation’s Consumer Finance segment also operates in northern and central Tennessee and western and central Kentucky.

The Corporation’s subsidiaries compete for loans, deposits and financial services business with a large number of other financial institutions, including those offering such services through the internet and mobile devices. Competition for loans comes principally from commercial banks, savings banks, mortgage banking companies, credit unions, insurance companies and other financial services companies. The most direct competition for deposits historically comes from commercial banks, savings banks and credit unions. Additional competition for deposits comes from non-depositary competitors such as mutual funds, securities and brokerage firms and insurance companies. In providing wealth and asset management services, as well as insurance brokerage services, the Corporation’s subsidiaries compete with many other financial services firms, brokerage firms, mutual fund complexes, investment management firms, trust and fiduciary service providers and insurance agencies.

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

Underwriting

Commercial Loans

The Corporation’s Credit Policy requires, among other things, that all commercial loans be underwritten to document the borrower’s financial capacity to support the cash flow required to repay the loan. The Corporation has developed a proprietary underwriting system for all business loan relationships that allows for consistency in underwriting across the entire footprint that generally permits credit decisions at the local and regional level. As part of this underwriting, the Corporation requires clear and concise documentation of the borrower’s ability to repay the loan based on current financial statements and/or tax returns, plus pro-forma financial statements, as appropriate. Specific guidelines for loan terms and conditions are outlined in the Corporation’s Credit Policy. The guidelines also detail the collateral requirements for various loan types. It is the Corporation’s general practice to obtain personal guarantees, supported by current personal financial statements and/or tax returns, to reduce the credit risk, as appropriate.

For loans secured by commercial real estate, the Corporation obtains current and independent appraisals from licensed or certified appraisers to assess the value of the underlying collateral. The Corporation’s general policy for commercial real estate loans is to limit the terms of the loans to not more than 15 years and to have loan-to-value (LTV) ratios not exceeding 80% on owner-occupied and income producing properties. For non-owner occupied commercial real estate loans, the loan terms are generally aligned with the property’s lease terms, and in many instances, these loans mature within 5 years. The Corporation’s Credit Policy also delineates similar guidelines for maximum terms and acceptable advance rates for loans that are not secured by real estate.

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

Employees

As of January 31, 2015, the Corporation and its subsidiaries had 2,687 full-time and 458 part-time employees. Management of the Corporation considers its relationship with its employees to be satisfactory.

Government Supervision and Regulation

The following summary sets forth certain of the material elements of the regulatory framework applicable to bank holding companies and financial holding companies and their banking subsidiaries and to companies engaged in the same types of securities and insurance activities as the Corporation’s subsidiaries and provides certain specific information about the Corporation. The bank regulatory framework is intended primarily for the protection of depositors through the federal deposit insurance guarantee, and not for the protection of security holders. Numerous laws and regulations govern the operations of financial services institutions and their holding companies. In addition, certain of the Corporation’s public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (SOX), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) and related regulations and rules of the SEC and the New York Stock Exchange, Inc. (NYSE). To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by express reference to each of the particular statutory and regulatory provisions. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect the Corporation’s financial condition or results of operations. As a financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of the Corporation’s business, it faces increased complexity and additional costs in its compliance efforts.

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

The Corporation’s subsidiary bank, FNBPA, and FNBPA’s subsidiary trust company, FNTC, are organized as national banking associations, which are subject to regulation, supervision and examination by the Office of the Comptroller of the Currency (OCC), which is a bureau of the U.S. Department of the Treasury (UST). FNBPA is also subject to certain regulatory requirements of the Federal Deposit Insurance Corporation (FDIC), the FRB and other federal and state regulatory agencies, including requirements to maintain reserves against deposits, capital requirements, limitations regarding dividends, restrictions on the types and amounts of loans that may be granted and the interest that may be charged thereon, inter-affiliate transactions, limitations on the types of investments that may be made, activities that may be engaged in and types of services that may be offered. In addition to banking laws, regulations and regulatory agencies, the Corporation and its subsidiaries are subject to various other laws and regulations and supervision and examination by other regulatory agencies, all of which directly or indirectly affect the operations and management of the Corporation and its ability to make distributions to its stockholders. If the Corporation fails to comply with these or other applicable laws and regulations, it may be subject to civil monetary penalties, imposition of cease and desist orders or other written directives, removal of management and, in certain cases, criminal penalties.

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

As a regulated financial holding company, the Corporation’s relationships and good standing with its regulators are of fundamental importance to the continuation and growth of the Corporation’s businesses. The FRB, OCC, FDIC, CFPB and SEC have broad enforcement powers and authority to approve, deny or refuse to act upon applications or notices of the Corporation or its subsidiaries to open new or close existing offices, conduct new activities, acquire or divest businesses or assets or reconfigure existing operations. In addition, the Corporation, FNBPA, FNTC and other affiliates are subject to examination by the various regulators, which results in examination reports (which are not publicly available) and ratings that can impact the conduct and growth of the Corporation’s businesses. These examinations consider not only safety and soundness principles, but also compliance with applicable laws and regulations, including bank secrecy and anti-money laundering requirements, loan quality and administration, capital levels, asset quality and risk management ability and performance, earnings, liquidity, consumer compliance, community reinvestment and various other factors. An examination downgrade by any of the Corporation’s federal bank regulators could potentially result in the imposition of significant limitations and prohibitions on the activities and growth of the Corporation and its subsidiaries.

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

Deposit Insurance.    The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits. Amendments to the Federal Deposit Insurance Act also revised the assessment base against which an insured depository institution’s deposit insurance premiums paid to the FDIC’s Deposit Insurance Fund (DIF) are calculated. Under the amendments, the FDIC assessment base is no longer the institution’s deposit base, but rather its average consolidated total assets less its average tangible equity. The Dodd-Frank Act also changed the minimum designated reserve ratio of the DIF, requiring the minimum to be increased from 1.15% to 1.35% of the estimated amount of total insured deposits by September 30, 2020, and eliminated the requirement that the FDIC pay dividends to depository institutions when the reserve ratio exceeds certain thresholds, leaving the designated reserve ratio to the discretion of the FDIC, which has set 2% as the designated reserve ratio. Several of these provisions have increased, and may continue to increase, the FDIC deposit insurance premiums FNBPA pays.

Interest on Demand Deposits.    The Dodd-Frank Act permits depository institutions to pay interest on demand deposits. In accordance therewith, the Corporation pays interest on certain classes of commercial demand deposits.

Trust Preferred Securities.    Pursuant to Section 619 of the Dodd-Frank Act (the Volcker Rule), the federal bank regulatory agencies issued an interim final rule which permits banking entities with consolidated assets less than $15 billion to continue to retain interests in TPS as tier 1 capital provided the TPS was established, and interest was issued prior to May 19, 2010, the banking entity reasonably believes the offering proceeds received by the TPS were invested in certain qualifying TPS collateral and the banking entity’s interest in the TPS was acquired prior to December 31, 2013. In addition, the interim final rules provide that for banking entities with $15 billion or more in consolidated assets, TPS will, on a phased-out basis, no longer qualify as tier 1 capital after January 1, 2016 (see discussion under the captions, “Capital and Operational Requirements” and “Increased Capital Standards and Enhanced Supervision”).

The Consumer Financial Protection Bureau.    The Dodd-Frank Act created a new, independent CFPB within the FRB. The CFPB’s responsibility is to establish, implement and enforce rules and regulations under certain federal consumer protection laws with respect to the conduct of both bank and non-bank providers of certain consumer financial products and services. The CFPB has rulemaking authority over many of the statutes that govern products and services banks offer to consumers. The CFPB has authority to prevent unfair, discriminatory, deceptive or abusive practices in connection with the offering of consumer financial products. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are more stringent than those regulations promulgated by the CFPB, and state attorneys general will have the authority to enforce consumer protection rules that the CFPB adopts against state-chartered institutions and against, with respect to certain non-preempted laws, national banks. Compliance with any such new regulations established by the CFPB and/or states could reduce the Corporation’s revenue, increase its cost of operations, and limit its ability to expand into certain products and services.

Debit Card Interchange Fees.    On June 29, 2011, the FRB, pursuant to its authority under the Dodd-Frank Act, issued rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion, adopting a per-transaction interchange cap base of $0.21 plus a 5-basis point fraud loss adjustment per transaction. Following completion of the Corporation’s acquisition of Parkvale on January 1, 2012, the Corporation’s assets exceeded the $10 billion threshold. As a result, the Corporation became subject to the new rules regarding debit card interchange fees as of July 1, 2013. The Corporation’s revenue earned from debit card interchange fees was $11.5 million for 2014, a decrease of $4.9 million from 2013.

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

Although many of the requirements the Dodd-Frank Act have been implemented there still remain a number of its requirements that will be implemented over time. Given the uncertainty associated with the manner in which the federal banking agencies may implement the provisions of the Dodd-Frank Act, the full extent of the impact such requirements may have on the Corporation’s compliance responsibilities, operations and the financial services markets is unclear at this time. The changes resulting from the Dodd-Frank Act may impact the Corporation’s profitability, require changes to certain of the Corporation’s business practices, including limitations on fee income opportunities, increased compliance costs, imposition of more stringent capital, liquidity and leverage requirements upon the Corporation or otherwise adversely affect the Corporation’s business. These changes may also require the Corporation to continue to invest significant management attention and compliance, legal, risk and audit resources to evaluate and make any changes necessary to comply with new statutory and regulatory requirements. The Corporation cannot predict what effect any newly implemented, presently contemplated or future changes in the laws or regulations or their interpretations would have on the Corporation.

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

The Corporation, like other bank holding companies, through December 31, 2014 was required to maintain tier 1 capital and total capital (the sum of tier 1, tier 2 and tier 3 capital) equal to at least 4.0% and 8.0%, respectively, of its total risk-weighted assets (including various off-balance sheet items). Risk-based capital ratios are calculated by dividing tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. At December 31, 2014, the Corporation’s tier 1 and total capital ratios under these guidelines were 11.1% and 12.4%, respectively. At December 31, 2014, the Corporation had $57.5 million of capital securities that qualified as tier 1 capital and $20.0 million of subordinated debt that qualified as tier 2 capital.

In addition, the FRB has established minimum leverage ratio guidelines for bank holding companies. These guidelines currently provide for a minimum ratio of tier 1 capital to average total assets, less goodwill and certain other intangible assets (the leverage ratio), of 3.0% for bank holding companies that meet certain specified criteria, including the highest regulatory rating. All other bank holding companies generally are required to maintain a leverage ratio of at least 4.0%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Further, the FRB has indicated that it will consider a “tangible tier 1 capital leverage ratio” (deducting all intangibles) and all other indicators of capital strength in evaluating proposals for expansion or new activities. The Corporation’s leverage ratio at December 31, 2014 was 8.4%.

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

The Dodd-Frank Act requires that, at a minimum, regulators apply to bank holding companies and other systemically significant non-bank financial companies the same capital and risk standards that such regulators apply to banks insured by the FDIC. An important consequence of this requirement is that hybrid capital instruments, such as TPS, will no longer be included in the definition of tier 1 capital after December 31, 2015, for banking entities with over $15 billion in consolidated assets. Tier 1 capital includes common stock, retained earnings, certain types of preferred stock and TPS. Since TPS are not currently counted as tier 1 capital for insured banks, the effect of the Dodd-Frank Act is that such securities will no longer be included as tier 1 capital for bank holding companies or financial holding companies. Excluding TPS from tier 1 capital could significantly decrease regulatory capital levels of holding companies that have traditionally relied on TPS to meet capital requirements. The Dodd-Frank Act capital requirements may force bank holding companies to raise other forms of tier 1 capital, for example, by issuing perpetual non-cumulative preferred stock. Since common stock must typically constitute at least 50 percent of tier 1 capital, many bank holding companies and systemically significant non-bank companies may consider dilutive follow-on offerings of common stock, such as that executed by the Corporation in November 2013.

In order to ease the compliance burden associated with the new capital requirements, the Dodd-Frank Act provides a number of exceptions and phase-in periods. For bank holding companies with over $15 billion in consolidated assets and systemically important non-bank financial companies, any “regulatory capital deductions” for debt or equity issued before May 19, 2010 will be phased in incrementally from January 1, 2013 to January 1, 2016. The term “regulatory capital deductions” refers to the exclusion of hybrid capital from tier 1 capital. The Corporation has determined that the new standards will reduce its capital ratios, however, the Corporation will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis.

Basel III

In July 2013, the FRB and the OCC published final rules to implement the Basel III capital framework and revise the framework for the risk-weighting of assets under Basel I. The Basel III rules, among other things, narrow the definition of regulatory capital and require the phase-out of TPS from capital. When fully phased in on January 1, 2019, Basel III will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. Basel III also provides for a “countercyclical capital buffer,” an additional capital requirement that generally is to be imposed when national regulators determine that excess aggregate credit growth has become associated with a buildup of systemic risk, in order to absorb losses during periods of economic stress. Banking institutions that maintain insufficient capital to comply with the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Additionally, the Basel III framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests, including a liquidity coverage ratio (LCR) designed to ensure that the banking entity maintains a level of unencumbered high-quality liquid assets greater than or equal to the entity’s expected net cash outflow for a 30-day time horizon under an acute liquidity stress scenario, and a net stable funding ratio (NSFR) designed to promote more medium- and long-term funding based on the liquidity characteristics of the assets and activities of banking entities over a one-year time horizon. In September 2014, the federal regulatory agencies finalized rules implementing the LCR for U.S. financial institutions that are “internationally active banking organizations” and those generally with more than $250 billion in total consolidated assets. The FRB separately adopted a less stringent, modified LCR requirement for bank holding companies that have more than $50 billion in total consolidated assets. Neither of the final bank regulatory LCR rules apply to the Corporation or FNBPA. The federal regulatory agencies have not yet proposed rules to implement the NSFR.

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

When fully phased in, Basel III requires financial institutions to maintain: (a) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0%); (b) a minimum ratio of tier 1 capital to risk-

weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum tier 1 capital ratio of 8.5% upon full implementation); (c) a minimum ratio of total (that is, tier 1 plus tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and (d) as a newly adopted international standard, a minimum leverage ratio of 3.0%, calculated as the ratio of tier 1 capital balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). In addition, the proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer”.

Under the final rules, compliance is required beginning January 1, 2015, for most banking organizations, including the Corporation and FNBPA, subject to a transition period for several aspects of the final rules, including the new minimum capital ratio requirements, the capital conservation buffer and the regulatory capital adjustments and deductions. Requirements to maintain higher levels of capital could adversely impact the Corporation’s return on average equity. The Corporation has made significant progress in assessing the impacts of these complex final rules; and, management believes that the Corporation will continue to exceed all estimated well-capitalized regulatory requirements on a fully phased-in basis. For further detail on capital and capital ratios see the Liquidity and Capital sections in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Regulatory Matters footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

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

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a tier 1 risk-based capital ratio of at least 6.0%, a total risk-based capital ratio of at least 10.0% and a leverage ratio of at least 5.0% and not be subject to a capital directive order. Under these guidelines, FNBPA was considered well-capitalized as of December 31, 2014.

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

The FDIC Office of Complex Financial Institutions is responsible for implementing its expanded responsibilities attendant to its new receivership authority. The FDIC adopted five major rules for the implementation of its new receivership authority.

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

Anti-Money Laundering Initiatives and the USA Patriot Act

A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA Patriot Act of 2001 (USA Patriot Act) substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The UST has issued a number of regulations that apply various requirements of the USA Patriot Act to financial institutions such as FNBPA. These regulations require financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal, including criminal law enforcement, and reputational consequences for the institution.

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

The CFPB has implemented a series of final consumer protection and disclosure rules related to mortgage loan origination and mortgage loan servicing designed to address the Dodd-Frank Act mortgage lending protections. In particular, the CFPB issued a rule implementing the ability-to-repay and QM provisions of the Truth in Lending Act, as amended by the Dodd-Frank Act (the QM Rule). The ability-to-repay provision requires creditors to make reasonable, good faith determinations that borrowers are able to repay their mortgages before extending the credit based on a number of factors and consideration of financial information about the borrower from reasonably reliable third-party documents. Under the Dodd-Frank Act and the QM Rule, loans meeting the definition of “qualified mortgage” are entitled to a presumption that the lender satisfied the ability-to-repay requirements. The presumption is a conclusive presumption/safe harbor for prime loans meeting the QM requirements, and a rebuttable presumption for higher-priced/subprime loans meeting the QM requirements. The definition of a “qualified mortgage” incorporates the statutory requirements, such as not allowing negative amortization or terms longer than 30 years. The QM Rule also adds an explicit maximum 43% debt-to-income ratio for borrowers if the loan is to meet the QM definition, though some mortgages that meet underwriting guidelines of U.S. government-sponsored entities, the Federal Housing Administration and the U.S. Department of Veteran Affairs may, for a period not to exceed seven years, meet the QM definition without being subject to the 43% debt-to-income limits. The QM Rule became effective January 10, 2014.

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

Financial Holding Company Status and Activities

Under the BHC Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. The Corporation is a financial holding company under the BHC Act. The financial holding company may engage directly or through a subsidiary in certain statutorily authorized activities (subject to certain restrictions and limitations imposed by the Dodd-Frank Act). A financial holding company may also engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior FRB approval) complementary to a financial activity and that does not pose substantial risk to the safety and soundness of an institution or to the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company that has not elected to be treated as a financial holding company.

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

FNBIA is registered with the SEC as an investment advisor and, therefore, is subject to the requirements of the Investment Advisers Act of 1940 and the SEC’s regulations thereunder. The principal purpose of the regulations applicable to investment advisors is the protection of investment advisory clients and the securities markets, rather than the protection of creditors and stockholders of investment advisors. The regulations applicable to investment advisors cover all aspects of the investment advisory business, including limitations on the ability of investment advisors to charge performance-based or non-refundable fees to clients, record-keeping, operating, marketing and reporting requirements, disclosure requirements, limitations on principal transactions between an advisor or its affiliates and advisory clients, as well as other anti-fraud prohibitions. FNBIA also may be subject to certain state securities laws and regulations.

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

FNBIA also may be required to conduct its business in a manner that complies with rules and regulations promulgated by the U.S. Department of Labor under the Employee Retirement Income Security Act of 1974 (ERISA), among others. The principal purpose of these regulations is the protection of clients and plan assets and beneficiaries, rather than the protection of stockholders and creditors.

Consumer Finance Subsidiary

Regency is subject to regulation under Pennsylvania, Tennessee, Ohio and Kentucky state laws that require, among other things, that it maintain licenses in effect for consumer finance operations for each of its offices. Representatives of the Pennsylvania Department of Banking, the Tennessee Department of Financial Institutions, the Ohio Division of Financial Institutions and the Kentucky Department of Financial Institutions periodically visit Regency’s offices and conduct extensive examinations in order to determine compliance with such laws and regulations. Additionally, the FRB, as “umbrella” regulator of the Corporation pursuant to the GLB Act, may conduct an examination of Regency’s offices or operations. Such examinations include a review of loans and the collateral therefore, as well as a check of the procedures employed for making and collecting loans. Additionally, Regency is under the jurisdiction of the CFPB and is subject to certain federal consumer protection laws that require that certain information relating to credit terms be disclosed to customers and, in certain instances, afford customers the right to rescind transactions. The CFPB may also periodically visit Regency’s offices and conduct extensive consumer protection examinations. As a Pennsylvania corporation, Regency is subject to Pennsylvania’s requirements concerning dividend payments.

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

Available Information

The Corporation makes available through its website at www.fnbcorporation.com, free of charge, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (and amendments to any of the foregoing) as soon as reasonably practicable after such reports are filed with or furnished to the SEC. Information on the Corporation’s website is not incorporated by reference into this document and should not be considered part of this Report. The Corporation’s common stock is traded on the NYSE under the symbol “FNB”.

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

The Corporation’s results of operations are significantly affected by the ability of its borrowers to repay their loans and a significant portion of the Corporation’s loan portfolio is comprised of commercial and consumer loans, which generally bear a higher risk of non-payment and loss than certain other types of loans, such as one-to-four family residential mortgage loans.

Lending money is an essential part of the banking business. However, for various reasons, borrowers do not always repay their loans. The risk of non-payment is affected by:

•	credit risks of a particular borrower;
•	changes in economic and industry conditions;
•	the duration of the loan; and
•	in the case of a collateralized loan, uncertainties as to the future value of the collateral.

Generally, commercial/industrial, construction and commercial real estate loans present a greater risk of non-payment by a borrower than other types of loans. They typically involve larger loan balances and are particularly sensitive to economic conditions. The borrower’s ability to repay usually depends on the successful operation of the business and the income stream of the borrowers. In addition, many of the Corporation’s commercial borrowers have more than one loan outstanding with the Corporation, which means that an adverse development with respect to one loan or one credit relationship can expose it to significantly greater risk of loss. Also, in the case of commercial/industrial loans, the collateral often consists of accounts receivable, inventory and equipment, which usually does not yield a substantial recovery in the event of a foreclosure and is susceptible to deterioration or other loss in advance of foreclosure. However, these types of loans historically have driven the growth in the Corporation’s loan portfolio and the Corporation intends to continue to emphasize this type of lending. At December 31, 2014, commercial/industrial, construction and commercial real estate loans comprised approximately 56.1% of the Corporation’s loan portfolio. In addition to commercial loans, consumer loans (comprised of direct installment loans and consumer lines of credit) comprise a significant portion of the Corporation’s loan portfolio. These loans, which were approximately 24.5% of the Corporation’s loan portfolio at December 31, 2014, typically have shorter terms and lower balances with higher yields compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on these loans. For additional information, see the Lending Activity section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, which is included in Item 7 of this Report.

The Corporation’s financial condition may be adversely affected if it is unable to attract sufficient deposits to fund its anticipated loan growth and meet liquidity objectives.

The Corporation funds its loan growth primarily through deposits and customer repurchase agreements. Deposits and customer repurchase agreements are a low cost and stable source of funding for the Corporation. However, the Corporation competes with commercial banks, savings banks and credit unions, as well as non-depositary competitors such as mutual funds, securities and brokerage firms and insurance companies, for deposits and customer repurchase agreements. To the extent that the Corporation is unable to attract and maintain sufficient levels of deposits and customer repurchase agreements to fund its loan growth and liquidity objectives, it may be subject to paying higher funding costs by raising interest rates that are paid on deposits and customer repurchase agreements. Higher funding costs would reduce the Corporation’s net interest margin and net interest income. The Corporation also could seek to raise additional funds through public or private financings. However, the Corporation can give no assurance that it would be able to obtain these funds on terms that are attractive to it.

The Corporation’s financial condition and results of operations could be adversely affected if it must further increase its provision for loan losses or if its allowance for loan losses is not sufficient to absorb actual losses.

There is no precise method of predicting loan losses. The Corporation can give no assurance that its allowance for loan losses will be sufficient to absorb actual loan losses. Excess loan losses could have a material adverse effect on the Corporation’s financial condition and results of operations. The Corporation attempts to maintain an adequate allowance for loan losses to provide for estimated losses inherent in its loan portfolio as of the corresponding reporting date based on various assumptions and judgments about the collectability of the loan portfolio. The Corporation periodically determines the amount of its allowance for loan losses based upon consideration of several quantitative and qualitative factors including, but not limited to, the following:

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

Changes in national and regional economic conditions, and in large metropolitan areas within the Corporation’s market, continue to impact the loan portfolios of the Corporation. For example, an increase in unemployment, a decrease in real estate values or changes in interest rates, as well as other factors, would weaken the economies of the communities the Corporation serves. Weakness in the market areas served by the Corporation could depress its earnings and consequently its financial condition because customers may not want or need the Corporation’s products or services; borrowers may not be able to repay their loans; the value of the collateral securing the Corporation’s loans to borrowers may decline; and the quality of the Corporation’s loan portfolio may decline. Any of the latter three scenarios could require the Corporation to charge-off a higher percentage of its loans and/or increase its provision for loan losses, which would reduce its net income.

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

As a result of the high percentage of the Corporation’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates in the shape of the yield curve or in spreads between different market interest rates can have a material effect on its business, profitability and the value of its financial assets and liabilities. Such scenarios may include the following:

•	Changes in interest rates or interest rate spreads can affect the difference between the interest that FNBPA can earn on assets and the interest that FNBPA may pay on liabilities, which impacts FNBPA’s overall net interest income and profitability;
•	Such changes can affect the ability of borrowers to meet obligations under variable or adjustable rate loans and other debt instruments and can, in turn, affect the Corporation’s loss rates on those assets;
•	Such changes may decrease the demand for interest rate-based products or services, including bank loans and deposit products and the subordinated note program;
•	Such changes can also affect the Corporation’s ability to hedge various forms of market and interest rate risks and may decrease the profitability or increase the risk associated with such hedges; and
•	Movements in interest rates also affect mortgage repayment speeds and could result in impairments of mortgage servicing assets or otherwise affect the profitability of such assets.

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

There may be risks resulting from the extensive use of models in FNBPA’s business.

FNBPA relies on quantitative models to measure risks and to estimate certain financial values. Models may be used in such processes as determining the pricing of various products, assessing potential acquisition opportunities, for developing presentations made to market analysts and others, creating loans and extending credit, measuring interest rate and other market risks, predicting losses, assessing capital adequacy, developing strategic planning initiatives, capital stress testing and calculating regulatory capital levels, as well as to estimate the value of financial instruments and balance sheet items. Poorly designed or implemented models present the risk that FNBPA’s business decisions based on information incorporating models will be adversely affected due to the inadequacy of such information. Also, information the Corporation provides to the public or to its regulators based on poorly designed or implemented models could be inaccurate or misleading. Certain decisions that the regulators make, including those related to capital distributions and dividends to the Corporation’s shareholders, could be adversely affected due to the regulator’s perception that the quality of FNBPA’s models used to generate the relevant information is insufficient.

The Corporation’s asset valuations may include methodologies, estimations and assumptions that are subject to differing interpretations and this, along with market factors such as volatility in one or more markets, could result in changes to asset valuations that may materially adversely affect the Corporation’s subsidiary bank’s results of operations or financial condition.

The Corporation and FNBPA must use estimates, assumptions and judgments when assets are measured and reported at fair value. Assets carried at fair value inherently result in a higher degree of financial statement volatility. Because the assets are carried at fair value, a decline in their value may cause the Corporation to incur losses even if the assets in question present minimal risk. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices and/or other observable inputs provided by independent third-party resources, when available. When such third-party information is not available, the Corporation estimates fair value primarily by using cash flow and other financial modeling techniques utilizing assumptions such as credit quality, liquidity, interest rates and other relative inputs. Changes in underlying factors or assumptions in any of the areas underlying these estimates could materially impact the Corporation’s future financial condition and results of operations.

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

The Corporation may be required to record future impairment charges if the declines in asset values are considered other-than-temporary. If the impairment charges are significant enough, they could affect the ability of FNBPA to pay dividends to the Corporation (which could have a material adverse effect on the Corporation’s liquidity and its ability to pay dividends to shareholders), and could also negatively impact its regulatory capital ratios and result in FNBPA not being classified as “well-capitalized” for regulatory purposes.

The Corporation is subject to operational risk that could damage its reputation and its business. It engages in a variety of businesses in diverse markets and relies on systems, employees, service providers and counterparties to properly process a high volume of transactions.

Like all businesses, the Corporation is subject to operational risk, which represents the risk of loss resulting from inadequate or failed internal processes in its systems, human error and external events. Operational risk also encompasses technology, compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, rules, regulations, prescribed practices or ethical standards, as well as the risk of the Corporation’s and its subsidiary’s noncompliance with contractual and other obligations. The Corporation is also exposed to operational risk through its outsourcing arrangements, and the effect the changes in circumstances or capabilities of the Corporation’s outsourcing vendors can have on the Corporation’s ability to continue to perform operational functions necessary to the Corporation’s business. The Corporation outsources certain of its data processing and online and mobile banking services to third party providers. Those third party providers could also be sources of operational and information security risk to the Corporation, including from breakdowns or failures of their own systems or capacity constraints. Although the Corporation seeks to mitigate operational risks through a system of internal controls which the Corporation regularly reviews and updates, no system of controls, however well designed and maintained, is infallible, and, to the extent the risks arise from the operations of third party vendors or customers, the Corporation has limited ability to control those risks. Control weaknesses or failures or other operational risk could result in charges, increased operational costs, harm to the Corporation’s reputation, inability to secure insurance, civil litigation, regulatory intervention or sanctions, foregone business opportunities, the loss of customer business, especially if customers are discouraged from using mobile bill pay, mobile banking and online banking services, or the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary information.

The Corporation’s business could be adversely affected by difficult economic conditions in the regions in which it operates.

The Corporation operates primarily in Pennsylvania, eastern Ohio, Maryland and northern West Virginia. Most of the Corporation’s customers are individuals and small- and medium-sized businesses which are dependent upon their regional economies. Although economic conditions have improved since the recent recessionary conditions however, due to the protracted and inconsistent recovery, further deterioration or minimal improvement in economic conditions in the market areas the Corporation serves could result in the following consequences, any of which could have a material adverse effect on the Corporation’s business, financial condition and results of operations:

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

The Corporation and its subsidiaries operate in a highly regulated environment and their businesses are subject to supervision and regulation by several governmental agencies, including the SEC, FRB, OCC, CFPB, FDIC and state regulatory and licensing agencies. Regulations are generally intended to provide protection for depositors, borrowers and other customers rather than for investors in the Corporation’s securities. The Corporation is subject to changes in federal and state law, regulations, governmental policies, tax laws and accounting principles. Changes in regulations or the regulatory environment could adversely affect the banking and financial services industry as a whole and could limit the Corporation’s growth and the return to investors by restricting such activities as:

•	the payment of dividends;
•	mergers with or acquisitions of other institutions;
•	investments;
•	loans and interest rates;
•	assessments of fees, such as overdraft and electronic transfer interchange fees;
•	the provision of securities, insurance, brokerage or trust services; and
•	the types of non-deposit activities in which the Corporation’s financial institution subsidiaries may engage.

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

Consequently, the full impact of these regulations and other regulations to be adopted pursuant to the Dodd-Frank Act remains unclear, but they may impair the Corporation’s ability to meet all of the product needs of its customers, lead customers to seek financial solutions and products through non-banking channels and adversely affect the Corporation’s profitability. Moreover, the increased regulatory scrutiny resulting from the Dodd-Frank Act regulations will likely continue to increase the Corporation’s cost of compliance, divert its resources and may adversely affect profitability.

Among those regulations that have been proposed or adopted, the following may adversely affect the business of the Corporation:

•	limitations on debit card interchange fees may adversely affect its revenues and earnings;
•	changing the methodology for calculating deposit insurance premium rates will become more complex, less predictable and more pro-cyclical, diverting its resources and potentially having a material adverse effect on its financial condition, results of operations and ability to pay dividends;
•	changing the procedures for liquidation may adversely impact its credit ratings and adversely impact its liquidity, financial condition, and its ability to fund itself;
•	increases in requirements for regulatory capital while eliminating certain sources of capital may adversely affect its financial condition and ability to pay dividends;
•	the ability to pay interest on commercial demand deposit accounts may increase its interest expenses; and
•	uncertainty as to the types of activities which may be deemed unfair and deceptive practices which may impact fee income opportunities.

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

In order to maintain a strong funding position and restore reserve ratios of the DIF, the FDIC has increased assessment rates of insured institutions. Pursuant to the Dodd-Frank Act, the minimum reserve ratio for the DIF was increased from 1.15% to 1.35% of estimated insured deposits, or the assessment base, and the FDIC was directed to take the steps needed to cause the reserve ratio of the DIF to reach 1.35% of estimated insured deposits by September 30, 2020. On December 15, 2010, as part of its long-range management plan to ensure that the DIF is able to maintain a positive balance despite banking crises and steady, moderate assessment rates despite economic and credit cycles, the FDIC set the DIF’s designated reserve ratio (DRR) at 2% of estimated insured deposits. The FDIC is required to offset the effect of the increased minimum reserve ratio for banks with assets of less than $10 billion, so smaller community banks will be spared the cost of funding the increase in the minimum reserve ratio (FNBPA exceeds the $10 billion threshold).

Historically, the FDIC utilized a risk-based assessment system that imposed insurance premiums based upon a risk matrix that takes into account several components, including but not limited to the bank’s capital level and supervisory rating. Pursuant to the Dodd-Frank Act, the FDIC amended its regulations to base insurance assessments on the average consolidated assets less the average tangible equity of the insured depository institution during the assessment period; to set deposit insurance assessment rates in light of the new assessment base; and to revise the assessment system applicable to large banks (those having at least $10 billion in total assets) to better differentiate for the risks that a large bank could pose to the DIF.

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

The Corporation generally will be unable to control the amount of premiums that it is required to pay for FDIC insurance. Any future increases in or required prepayments of FDIC insurance premiums may adversely affect the Corporation’s financial condition and results of operations. In light of the recent increases in the assessment rates, the potential for additional increases, and the Corporation’s status as a large bank, FNBPA may be required to pay additional amounts to the DIF, which could have an adverse effect on its earnings. If FNBPA’s deposit insurance premium assessment rate increases again, either because of its risk classification, because of emergency assessments, or because of another uniform increase, the earnings of the Corporation could be further adversely impacted.

The Corporation must comply with stress-testing requirements.

The stress testing requirements under the Dodd-Frank Act stipulate that all U.S. banks such as the Corporation with consolidated assets between $10 billion and $50 billion are required to conduct annual stress tests calculated under a multi-scenario analysis.

The economic and financial market scenarios used in the annual company-run stress test include baseline, adverse and severely adverse scenarios. Each scenario includes 26 variables, including economic activity, unemployment, exchange rates, prices, incomes and interest rates. The adverse and severely adverse scenarios are not forecasts, but rather hypothetical scenarios designed to assess the strength and resilience of financial institutions under severe economic conditions. If the Corporation fails to meet these stress-test requirements, it could be required to take certain actions, including raising additional capital. The results of the stress test could also impact the FRB’s decision-making regarding future acquisitions and new business activities by the Corporation.

Recently adopted rules regulating the imposition of debit card fees may adversely affect the Corporation’s revenues and earnings.

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

The Corporation became subject to the FRB rules concerning debit card interchange fees as of July 1, 2013. For the year ended December 31, 2014, the Corporation’s revenues earned from interchange fees decreased by $4.9 million compared to 2013. The actual results would have shown a higher reduction in fees earned, but have been partially offset by the benefits of the additional accounts acquired through recent mergers.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, could severely harm the business of the Corporation.

As part of its business, the Corporation collects, processes and retains sensitive and confidential client and customer information in both paper and electronic form. Certain of these data processing functions are not handled by the Corporation directly, but are outsourced to third party providers. The Corporation has taken reasonable and prudent security measures to prevent the loss of this information, including policies and plans that involve its third party providers to detect and deter cyber-related crimes intended to infiltrate the Corporation’s networks, capture sensitive client and customer information, deny service to customers, or harm electronic processing capabilities. Despite these efforts, the facilities and systems of the Corporation, and those of its third party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses or compromises, misplaced or lost data, programming and/or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential Corporation, business, employee or customer information, whether by the Corporation, its vendors and retail businesses, could severely damage the reputation of the Corporation, expose it to the risks of civil litigation and liability, disrupt its operations, and have a material adverse effect on its business. Moreover, cyber-security risks appear to be growing. In the last few years, there have been an increasing number of cyber incidents, including several well-publicized cyber attacks that targeted other U.S. companies, including financial services companies much larger than the Corporation. As cyber threats continue to evolve and increase, the Corporation may be required to spend significant additional resources to continue to modify or enhance its protective and preventative measures or to investigate and remediate any information security vulnerabilities.

The banking and financial services industry continually encounters technological change, especially in the systems that are used to deliver products to, and execute transactions on behalf of, customers, and if the Corporation fails to continue to invest in technological improvements as they become appropriate or necessary, its ability to compete effectively could be severely impaired.

The banking and financial services industry continually undergoes technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and reduce costs. The Corporation’s future success will depend, in part, on its ability to address customer needs by using secure technology to provide products and services that will satisfy customer demands, as well as create additional efficiencies in the Corporation’s operations. Many of the Corporation’s competitors have greater resources to invest in technological improvements, and the Corporation may not effectively implement new technology-driven products and services or do so as quickly as its competitors. Failure to successfully keep pace with technological change affecting the banking and financial services industry could negatively affect the Corporation’s revenue and profitability.

The Corporation’s failure to continue to recruit and retain qualified banking professionals could adversely affect its ability to compete successfully and affect its profitability.

The Corporation’s continued success and future growth depends heavily on its ability to attract and retain highly skilled and motivated banking professionals. The Corporation competes against many institutions with greater financial resources both within its industry and in other industries to attract these qualified individuals. Its failure to recruit and retain adequate talent could reduce its ability to compete successfully and adversely affect its business and profitability.

The Corporation could experience significant difficulties and complications in connection with its growth and acquisition strategy.

The Corporation has grown significantly over the last few years, including through acquisitions, and intends to seek to continue to grow by acquiring financial institutions and branches as well as non-depository entities engaged in permissible activities for its financial institution subsidiaries. However, the market for acquisitions is highly competitive. The Corporation may not be as successful in identifying financial institutions and branch acquisition candidates, integrating acquired institutions or preventing deposit erosion at acquired institutions or branches as it anticipates. Even if the Corporation is successful with this strategy, it cannot assure you that it will be able to manage this growth adequately and profitably. For example, acquiring any bank or non-bank entity will involve risks commonly associated with acquisitions, including:

•	potential exposure to unknown or contingent liabilities, including fraud, of banks and non-bank entities that the Corporation acquires;
•	exposure to potential asset quality issues of acquired banks and non-bank entities;
•	potential disruption to the Corporation’s business;
•	potential diversion of the time and attention of the Corporation’s management;
•	the possible loss of key employees and customers of the banks and other businesses that the Corporation acquires; and
•	potential dilution of current shareholders’ ownership of the Corporation to the extent that the Corporation issues additional shares of stock to pay for those acquisitions.

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

In addition to acquisitions, the Corporation may expand into additional communities or attempt to strengthen its position in its current markets by undertaking additional de novo branch openings. Based on its experience, the Corporation believes that it generally takes up to three years for new banking facilities to achieve operational profitability due to the impact of organizational and overhead expenses and the start-up phase of generating loans and deposits. To the extent that the Corporation undertakes additional de novo branch openings or branch acquisitions, it is likely to continue to experience the effects of higher operating expenses relative to operating income from the new banking facilities, which may have an adverse effect on its net income, earnings per share, return on average shareholders’ equity and return on average assets.

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

The Corporation’s brand and its attributes are key assets of the Corporation. The Corporation’s ability to attract and retain banking, insurance, consumer finance, wealth management, merchant banking and corporate clients and employees is highly dependent upon external perceptions of its level of service, security, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage the Corporation’s reputation among existing customers and corporate clients and employees, which could make it difficult for the Corporation to attract new clients and employees and retain existing ones. Adverse developments with respect to the financial services industry may also, by association, negatively impact the Corporation’s reputation, or result in greater regulatory or legislative scrutiny or litigation against the Corporation. Although the Corporation monitors developments for areas of potential risk to its reputation and brand, negative perceptions or publicity could materially and adversely affect the Corporation’s revenues and profitability.

The Corporation’s is dependent on dividends from its subsidiaries to meet its financial obligations and pay dividends to stockholders.

The Corporation is a holding company and conducts almost all of its operations through its subsidiaries. The Corporation does not have any significant assets other than cash and the stock of its subsidiaries. Accordingly, the Corporation depends on dividends from its subsidiaries to meet its financial obligations and to pay dividends to stockholders. The Corporation’s right to participate in any distribution of earnings or assets of its subsidiaries is subject to the prior claims of creditors of such subsidiaries. Under federal law, the amount of dividends that a national bank, such as FNBPA, may pay in a calendar year is dependent on the amount of its net income for the current year combined with its retained net income for the two preceding years. The OCC has the authority to prohibit FNBPA from paying dividends if it determines such payment would be an unsafe and unsound banking practice. Likewise, the Corporation’s state-based entities are subject to state laws governing dividend practices and payments.

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

The Corporation has outstanding securities senior to the common stock which could limit the Corporation’s ability to pay dividends on its common stock.

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

These provisions of the Corporation’s Articles of Incorporation and By-laws and of Florida law could discourage potential acquisition proposals and could delay or prevent a change in control, even though the holders of a majority of the Corporation’s stock may consider such proposals desirable. Such provisions could also make it more difficult for third parties to remove and replace members of the Corporation’s Board of Directors. Moreover, these provisions could diminish the opportunities for stockholders to participate in certain tender offers, including tender offers at prices above the then-current market price of the Corporation’s common stock, and may also inhibit increases in the trading price of the Corporation’s common stock that could result from takeover attempts.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

NONE.

ITEM 2.    PROPERTIES

In July 2014, the Corporation formally moved its corporate headquarters from Hermitage, Pennsylvania, and named its offices in Pittsburgh, Pennsylvania as the new location of its corporate headquarters. The Pittsburgh offices, which are leased, are also occupied by Community Banking, Wealth Management and Insurance employees. The Corporation also leases office space for regional headquarters in the Cleveland, Ohio and Baltimore, Maryland markets. In Hermitage, Pennsylvania, the Corporation continues to maintain its administrative offices, as well as offices for Community Banking and Wealth Management personnel, in a six-story office building, and a data processing and technology center in a two-story office building. Both of the Hermitage office buildings are owned by the Corporation.

As of December 31, 2014, the Community Banking segment had 289 offices, located in 37 counties in Pennsylvania, 11 counties in Ohio, six counties in Maryland and one county in West Virginia, of which 164 were owned and 125 were leased. As of December 31, 2014, the Consumer Finance segment had 73 offices, located in 21 counties in Pennsylvania, 17 counties in Tennessee, 14 counties in Kentucky and 11 counties in Ohio, all of which were leased. The operating leases for the Community Banking and Consumer Finance offices expire at various dates through the year 2040 and generally include options to renew. For additional information regarding the lease commitments, see the Premises and Equipment footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

ITEM 3.    LEGAL PROCEEDINGS

Other Legal Proceedings

The Corporation and its subsidiaries are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation or a subsidiary acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker, acquiror or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.

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

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The name, age and principal occupation for each of the executive officers of the Corporation as of January 31, 2015 is set forth below:

Name	Age	Principal Occupation
Vincent J. Delie, Jr.	50	President and Chief Executive Officer of the Corporation; Chief Executive Officer of FNBPA

Vincent J. Calabrese, Jr.	52	Chief Financial Officer of the Corporation; Executive Vice President of FNBPA

Gary L. Guerrieri	54	Chief Credit Officer of the Corporation; Executive Vice President of FNBPA

Timothy G. Rubritz	60	Corporate Controller and Senior Vice President of the Corporation

John C. Williams, Jr.	68	President of FNBPA

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

The Corporation’s common stock is listed on the NYSE under the symbol “FNB.” The accompanying table shows the range of high and low sales prices per share of the common stock as reported by the NYSE for 2014 and 2013. The table also shows dividends per share paid on the outstanding common stock during those periods. As of January 31, 2015, there were 11,714 holders of record of the Corporation’s common stock.

	Low	High	Dividends
Quarter Ended 2014
March 31	$11.40	$13.67	$0.12
June 30	11.78	13.70	0.12
September 30	11.84	13.21	0.12
December 31	11.50	13.56	0.12
Quarter Ended 2013
March 31	$10.70	$12.12	$0.12
June 30	11.01	12.12	0.12
September 30	11.80	13.35	0.12
December 31	11.73	13.04	0.12

The information required by this Item 5 with respect to securities authorized for issuance under equity compensation plans is set forth in Part III, Item 12 of this Report.

The Corporation did not purchase any of its own equity securities during the fourth quarter of 2014.

STOCK PERFORMANCE GRAPH

Comparison of Total Return on F.N.B. Corporation’s Common Stock with Certain Averages

The following five-year performance graph compares the cumulative total shareholder return (assuming reinvestment of dividends) on the Corporation’s common stock (♦) to the NASDAQ Bank Index (■) and the Russell 2000 Index (▲). This stock performance graph assumes $100 was invested on December 31, 2009, and the cumulative return is measured as of each subsequent fiscal year end.

F.N.B. Corporation Five-Year Stock Performance

Total Return, Including Stock and Cash Dividends

ITEM 6.	SELECTED FINANCIAL DATA

Dollars in thousands, except per share data

Year Ended December 31	2014 (1)	2013 (2)	2012 (3)	2011 (4)	2010
Total interest income	$508,983	$440,386	$431,906	$391,125	$373,721
Total interest expense	42,686	44,344	59,055	74,617	88,731
Net interest income	466,297	396,042	372,851	316,508	284,990
Provision for loan losses	38,648	31,090	31,302	33,641	47,323
Total non-interest income	158,274	135,778	131,252	119,730	115,915
Total non-interest expense	379,253	338,170	318,618	283,546	251,046
Net income	144,050	117,804	110,410	87,047	74,652
Net income available to common stockholders	135,698	117,804	110,410	87,047	74,652

At Year-End
Total assets	$16,127,090	$13,563,405	$12,023,976	$9,786,483	$8,959,915
Net loans	11,121,112	9,395,310	8,033,345	6,756,005	5,982,035
Deposits	11,382,208	10,198,232	9,082,174	7,289,768	6,646,143
Short-term borrowings	2,041,658	1,241,239	1,083,138	851,294	753,603
Long-term debt	483,197	143,928	89,425	88,016	192,058
Junior subordinated debt	58,246	75,205	204,019	203,967	204,036
Total stockholders’ equity	2,021,456	1,774,383	1,402,069	1,210,199	1,066,124

Per Common Share
Basic earnings per share	$0.81	$0.81	$0.79	$0.70	$0.66
Diluted earnings per share	0.80	0.80	0.79	0.70	0.65
Cash dividends declared	0.48	0.48	0.48	0.48	0.48
Book value	11.00	10.49	10.02	9.51	9.29

Ratios
Return on average assets	0.96%	0.93%	0.94%	0.88%	0.84%
Return on average tangible assets	1.07	1.04	1.05	0.99	0.95
Return on average equity	7.50	7.78	8.02	7.36	7.06
Return on average tangible common equity	14.74	16.58	17.62	15.74	16.01
Dividend payout ratio	59.85	60.48	61.27	69.72	74.02
Average equity to average assets	12.84	11.98	11.68	11.97	11.88

(1)	On February 15, 2014 and September 19, 2014, the Corporation completed the acquisitions of BCSB Bancorp, Inc. and OBA Financial Services, Inc., respectively.

(2)	On April 6, 2013 and October 12, 2013, the Corporation completed the acquisitions of Annapolis Bancorp, Inc. and PVF Capital Corp., respectively.

(3)	On January 1, 2012, the Corporation completed the acquisition of Parkvale Financial Corporation.

(4)	On January 1, 2011, the Corporation completed the acquisition of Comm Bancorp, Inc.

QUARTERLY EARNINGS SUMMARY

Dollars in thousands, except per share data

Quarter Ended 2014	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$135,097	$131,566	$124,440	$117,880
Total interest expense	11,436	10,947	10,248	10,055
Net interest income	123,661	120,619	114,192	107,825
Provision for loan losses	10,040	11,197	10,405	7,006
Gain on sale of securities	302	1,178	776	9,461
Impairment loss on securities	—	—	—	—
Other non-interest income	39,160	36,374	38,414	32,609
Total non-interest expense	96,656	95,847	92,584	94,166
Net income	39,304	35,391	34,831	34,524
Net income available to common stockholders	37,294	33,381	32,821	32,202

Per Common Share
Basic earnings per common share	$0.21	$0.20	$0.20	$0.20
Diluted earnings per common share	0.21	0.20	0.20	0.20
Cash dividends declared	0.12	0.12	0.12	0.12

Quarter Ended 2013	Dec. 31	Sept. 30	June 30	Mar. 31
Total interest income	$117,637	$109,790	$107,841	$105,118
Total interest expense	10,691	10,536	11,095	12,022
Net interest income	106,946	99,254	96,746	93,096
Provision for loan losses	8,366	7,280	7,903	7,541
Gain on sale of securities	51	5	68	684
Impairment loss on securities	(27)	—	—	—
Other non-interest income	32,635	32,805	36,629	32,928
Total non-interest expense	92,068	83,173	84,127	78,802
Net income	28,439	31,634	29,193	28,538
Net income available to common stockholders	28,439	31,634	29,193	28,538

Per Common Share
Basic earnings per common share	$0.18	$0.22	$0.20	$0.20
Diluted earnings per common share	0.18	0.22	0.20	0.20
Cash dividends declared	0.12	0.12	0.12	0.12

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Corporation’s forward-looking statements are subject to the following principal risks and uncertainties:

–	The Corporation’s businesses, financial results and balance sheet values are affected by business and economic conditions, including the following:

•	Changes in interest rates and valuations in debt, equity and other financial markets.
•	Disruptions in the liquidity and other functioning of U.S. and global financial markets.
•	The impact of federal regulated agencies that have oversight or review of the Corporation’s business and securities activities.
•	Actions by the FRB, UST and other government agencies, including those that impact money supply and market interest rates.
•	Changes in customers’, suppliers’ and other counterparties’ performance and creditworthiness which adversely affect loan utilization rates, delinquencies, defaults and counterparty ability to meet credit and other obligations.
•	Slowing or reversal of the rate of growth in the economy and employment levels and other economic factors that affect the Corporation’s liquidity and performance of its loan portfolio, particularly in the markets in which the Corporation operates.
•	Changes in customer preferences and behavior, whether due to changing business and economic conditions, legislative and regulatory initiatives, or other factors.

–	Legal and regulatory developments could affect the Corporation’s ability to operate its businesses, financial condition, results of operations, competitive position, reputation, or pursuit of attractive acquisition opportunities. Reputational impacts could affect matters such as business generation and retention, liquidity, funding, and ability to attract and retain management. These developments could include:

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

•	Results of the regulatory examination and supervisory process.
•	Changes to regulations governing bank fees and business practices, capital and liquidity standards, including due to the Dodd-Frank Act, Volcker rule and Basel III initiatives.
•	Impact on business and operating results of any costs associated with obtaining rights in intellectual property, the adequacy of the Corporation’s intellectual property protection in general, and the Corporation’s operational or security systems or infrastructure, or those of third party vendors or other service providers, and rapid technological developments and changes.

–	Business and operating results are affected by judgments and assumptions in the Corporation’s analytical and forecasting models and its reliance on the advice of experienced outside advisors and its ability to identify and effectively manage risks inherent in its businesses, including, where appropriate, through effective use of third-party insurance, derivatives, swaps, and capital management techniques, and to meet evolving regulatory capital standards.

–	As demonstrated by acquisitions, the Corporation grows its business in part by acquiring, from time to time, other financial services companies, financial services assets and related deposits. These acquisitions often present risks and uncertainties, including, the possibility that the transaction cannot be consummated; regulatory issues; cost, or difficulties involved in integration and conversion of the acquired businesses after closing; inability to realize expected cost savings, efficiencies and strategic advantages; the extent of credit losses in acquired loan portfolios; the extent of deposit attrition; and the potential dilutive effect to current shareholders.

–	Competition can have an impact on customer acquisition, growth and retention and on credit spreads and product pricing, which can affect market share, deposits and revenues. Industry restructuring in the current environment could also impact the Corporation’s business and financial performance through changes in counterparty creditworthiness and performance and the competitive and regulatory landscape. The Corporation’s ability to anticipate and respond to technological changes can also impact its ability to respond to customer needs and meet competitive demands.

–	Business and operating results can also be affected by widespread disasters, dislocations, terrorist activities, cyber-attacks or international hostilities through their impacts on the economy and financial markets.

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

Estimating the amount of the allowance for loan losses is based to a significant extent on the judgment and estimates of management regarding the amount and timing of expected future cash flows on impaired loans, estimated losses on pools of homogeneous loans and consideration of other qualitative factors, all of which may be susceptible to significant change. In 2014, The Corporation implemented a new allowance model that expanded the number of modeling segments and allows for a more precise calculation through the use of transition matrices and loan level probability default and loss given default.

Management’s assessment of the adequacy of the allowance for loan losses considers individual impaired loans, pools of homogeneous loans with similar risk characteristics and other risk factors concerning the economic environment. The specific credit allocations for individual impaired commercial loans are based on ongoing analyses of all loans over a $0.5 million threshold. These analyses involve a high degree of judgment in estimating the amount of loss associated with specific impaired loans, including estimating the amount and timing of future cash flows, current fair value of the underlying collateral and other qualitative risk factors that may affect the loan. The evaluation of this component of the allowance for loan losses requires considerable judgment in order to estimate inherent loss exposures.

Pools of homogeneous loans with similar risk characteristics are also assessed for probable losses. Loans are categorized into pools based on loan type and by internal risk rating for commercial loans, or payment performance and FICO score for consumer loans. There is considerable judgment involved in setting internal commercial risk ratings, including an evaluation of the borrower’s current financial condition and ability to repay the loan. Transition matrices are generated on a monthly basis to determine probabilities of default, while historical loss experience is used to generate loss given default results for the pools. Inherent but undetected losses may arise due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower’s financial condition, the difficulty in identifying triggering events that correlate to subsequent loss rates and risk factors that have not yet manifested themselves in loss allocation factors. Uncertainty surrounding the strength and timing of economic cycles also affects estimates of loss. The historical loss experience used in the migration and historical charge-off analysis may not be representative of actual unrealized losses inherent in the portfolio.

Management evaluates the impact of various qualitative factors which pose additional risks that may not adequately be addressed in the analyses described above. Expected loss rates for each loan category may be adjusted for levels of and trends in loan volumes, net charge-offs, delinquency and non-performing loans. In addition, management takes into consideration the impact of changes to lending policies; the experience and depth of lending management and staff; the results of internal loan reviews; concentrations of credit; competition, legal and regulatory risk; market uncertainty and collateral illiquidity; national and local economic trends; or any other common risk factor that might affect loss experience across one or more components of the portfolio. The assessment of relevant economic factors indicates that the Corporation’s primary markets historically tend to lag the national economy, with local economies in the Corporation’s primary market areas also improving or weakening, as the case may be, but at a more measured rate than the national trends. Regional economic factors influencing management’s estimate of allowance for loan losses include, but are not limited to, uncertainty of the labor markets, industrial presence, commercial real estate activity and residential real estate values. The determination of this qualitative component of the allowance for loan losses is particularly dependent on the judgment of management.

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

Accounting for Acquired Loans

All acquired loans are initially measured at fair value at the date of acquisition, based on expected cash flows consisting of principal, estimated prepayments and interest, discounted at prevailing market interest rates. An allowance for loan losses is not recorded at the acquisition date because principal and interest not expected to be collected over the life of the loan are a component of the initial fair value.

Acquired loans are evaluated for impairment in accordance with the provisions of Accounting Standards Codification (ASC) 310-30. Acquired loans are considered impaired if there is evidence of credit deterioration since origination and if it is probable at time of acquisition that all contractually required payments will not be collected. At the acquisition date, and for subsequent accounting, the Corporation generally aggregates impaired loans into pools of loans with common characteristics. Each pool is accounted for as a single asset with one composite interest rate and an aggregate expectation of cash flows. Expected cash flows at the acquisition date in excess of the fair value of the loans is referred to as the accretable yield and recorded as interest income over the life of the loans. Acquired impaired loans are not classified as non-accrual or non-performing as they are considered to be accruing loans because their interest income relates to the accretable yield recognized at the pool level and not to contractual interest payments at the loan level. Subsequent to the acquisition date, increases in expected cash flows will generally result in a recovery of any previously recorded allowance, to the extent applicable, and/or a reclassification from the non-accretable difference to accretable yield, which will be recognized prospectively. The present value of any decreases in expected cash flows after the acquisition date will generally result in an impairment charge recorded as a provision for loan losses. Revolving loans, including lines of credit and credit card loans, and leases are excluded from acquired impaired loan accounting.

For acquired non-impaired loans, the difference between the acquisition date fair value and the contractual amounts due at the acquisition date represents the fair value adjustment. Fair value adjustments may be discounts (or premiums) to a loan’s cost basis and are accreted (or amortized) to interest income over the loan’s remaining life using the level yield method. Subsequent to the acquisition date, the methods utilized to estimate the required allowance for loan losses for these loans is similar to originated loans; however, the Corporation records a provision for loan losses only when the required allowance exceeds the remaining fair value adjustment.

Securities Valuation and Impairment

Investment securities are classified as trading, held to maturity, or available for sale. As of December 31, 2014 and 2013, the Corporation did not hold any trading securities

The Corporation classifies debt securities as held to maturity and carries them at cost, adjusted for related amortization of premiums and accretion of discounts through interest income from securities, if there is positive intent and ability to hold the securities to maturity.

Securities not classified as trading or held to maturity are classified as available for sale. The Corporation’s available for sale securities portfolio is comprised predominantly of debt securities. Such securities are carried at fair value with net unrealized gains and losses deemed to be temporary reported separately as a component of other comprehensive income, net of tax. Realized gains and losses on the sale of available for sale securities and other-than-temporary impairment (OTTI) charges are recorded within non-interest income in the consolidated statement of income. Realized gains and losses on the sale of securities are determined using the specific-identification method.

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

The Corporation performs a quantitative assessment to determine whether it is more likely than not that the fair value of each reporting unit is less than its carrying amount. If, after assessing updated quantitative factors, the Corporation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not perform the two-step goodwill impairment test. The two-step impairment test is used to identify potential goodwill impairment and measure the amount of impairment loss to be recognized, if any. The first step compares the fair value of a reporting unit with its carrying amount. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the test is not necessary. If the carrying amount of a reporting unit exceeds its fair value, the second step is performed to measure impairment loss, if any. Under the second step, the fair value is allocated to all of the assets and liabilities of the reporting unit to determine an implied fair value of goodwill. This allocation is similar to a purchase price allocation performed in purchase accounting. If the implied goodwill value of a reporting unit is less than the carrying amount of that goodwill, an impairment loss is recognized in an amount equal to that difference.

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

The Corporation performed an annual test of goodwill for each of its business units as of October 1, 2014 along with an update through year-end and concluded that the recorded value of goodwill was not impaired.

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

Recent Accounting Pronouncements and Developments

The New Accounting Standards footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report, discusses new accounting pronouncements adopted by the Corporation in 2014 and the expected impact of accounting pronouncements recently issued or proposed but not yet required to be adopted.

Overview

The Corporation, headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of December 31, 2014, the Corporation had 289 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking, insurance and wealth management solutions through its subsidiary network which is led by its largest affiliate, FNBPA. Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency, which had 73 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2014.

Results of Operations

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net income available to common stockholders for 2014 was $135.7 million or $0.80 per diluted common share, compared to net income available to common stockholders for 2013 of $117.8 million or $0.80 per diluted common share. The increase in net income available to common stockholders is a result of an increase of $70.3 million in net interest income, combined with an increase of $22.5 million in non-interest income, partially offset by increases of $7.6 million in the provision for loan losses, $41.1 million in non-interest expense and $8.4 million in preferred stock dividends. The results for 2014 included $9.6 million in merger costs and reflect the OBA, BCSB and PVF acquisitions that closed on September 19, 2014, February 15, 2014 and October 12, 2013, respectively. The results for 2013 included $8.2 million in merger costs, relating to the PVF acquisition and the ANNB acquisition that closed on April 6, 2013. Average diluted common shares outstanding increased 21.3 million shares or 14.4% to 169.1 million shares for 2014, primarily as a result of the previously mentioned acquisitions, combined with the common stock offering completed in November 2013.

The Corporation’s return on average equity was 7.50% and its return on average assets was 0.96% for 2014, compared to 7.78% and 0.93%, respectively, for 2013. The Corporation’s return on average tangible equity was 14.05% and its return on average tangible assets was 1.07% for 2014, compared to 16.19% and 1.04%, respectively, for 2013. Average equity was $1.9 billion and $1.5 billion for 2014 and 2013, respectively, while average tangible equity was $1.1 billion and $761.6 million, respectively, for those same periods. Average equity for 2014 reflects the impact of the above-mentioned acquisitions, combined with the full year impact of the common and preferred stock offerings completed in November 2013.

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

The following tables summarize the Corporation’s non-GAAP financial measures for 2014 and 2013 derived from amounts reported in the Corporation’s financial statements (dollars in thousands):

Year Ended December 31	2014	2013
Return on average tangible equity:
Net income	$144,050	$117,804
Amortization of intangibles, net of tax	6,316	5,465

	$150,366	$123,269

Average total stockholders’ equity	$1,920,440	$1,514,471
Less: Average intangibles	(849,934)	(752,894)

	$1,070,506	$761,577

Return on average tangible equity	14.05%	16.19%

Return on average tangible assets:
Net income	$144,050	$117,804
Amortization of intangibles, net of tax	6,316	5,465

	$150,366	$123,269

Average total assets	$14,962,140	$12,640,685
Less: Average intangibles	(849,934)	(752,894)

	$14,112,206	$11,887,791

Return on average tangible assets	1.07%	1.04%

The following table provides information regarding the average balances and yields earned on interest earning assets and the average balances and rates paid on interest bearing liabilities (dollars in thousands):

	Year Ended December 31
	2014			2013			2012
Assets	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate	Average Balance	Interest Income/ Expense	Yield/ Rate
Interest earning assets:
Interest bearing deposits with banks	$51,070	$94	0.18%	$57,605	$129	0.22%	$94,719	$210	0.22%
Taxable investment securities (1)	2,590,746	54,060	2.09	2,125,001	43,551	2.00	2,031,289	47,161	2.27
Non-taxable investment securities (1) (2)	155,608	8,148	5.24	160,601	8,737	5.44	183,558	10,253	5.59
Residential mortgage loans held for sale	3,932	355	9.02	17,772	720	4.05	16,645	713	4.28
Loans (2) (3)	10,364,199	453,225	4.37	8,688,030	394,218	4.54	7,880,254	380,951	4.83

Total interest earning assets	13,165,555	515,882	3.92	11,049,009	447,355	4.05	10,206,465	439,288	4.30
Cash and due from banks	197,210			183,656			187,095
Allowance for loan losses	(117,027)			(109,050)			(103,590)
Premises and equipment	163,986			147,009			146,757
Other assets	1,552,416			1,370,061			1,346,094

	$14,962,140			$12,640,685			$11,782,821

Liabilities
Interest bearing liabilities:
Deposits:
Interest bearing demand	$4,352,050	6,812	0.16	$3,844,865	5,825	0.15	$3,497,352	7,636	0.22
Savings	1,556,040	698	0.04	1,358,386	656	0.05	1,194,071	1,124	0.09
Certificates and other time	2,681,055	22,093	0.82	2,489,129	22,960	0.92	2,691,597	33,753	1.25
Customer repurchase agreements	826,125	1,816	0.22	794,436	1,850	0.23	792,131	2,506	0.31
Other short-term borrowings	616,717	3,822	0.62	231,326	2,573	1.10	158,875	2,656	1.64
Long-term debt	348,643	5,784	1.66	103,772	3,115	3.00	90,652	3,492	3.85
Junior subordinated debt	62,790	1,661	2.65	199,296	7,365	3.70	203,471	7,888	3.88

Total interest bearing liabilities	10,443,420	42,686	0.41	9,021,210	44,344	0.49	8,628,149	59,055	0.68
Non-interest bearing demand	2,448,546			1,963,431			1,615,419
Other liabilities	149,734			141,573			162,759

	13,041,700			11,126,214			10,406,327
Stockholders’ equity	1,920,440			1,514,471			1,376,494

	$14,962,140			$12,640,685			$11,782,821

Excess of interest earning assets over interest bearing liabilities	$2,722,135			$2,027,799			$1,578,316

Net interest income (FTE)		473,196			403,011			380,233
Tax-equivalent adjustment		(6,899)			(6,969)			(7,382)

Net interest income		$466,297			$396,042			$372,851

Net interest spread			3.51%			3.56%			3.62%

Net interest margin (2)			3.59%			3.65%			3.73%

(1)	The average balances and yields earned on securities are based on historical cost.

(2)	The interest income amounts are reflected on a fully taxable equivalent (FTE) basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The yield on earning assets and the net interest margin are presented on an FTE basis. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

(3)	Average balances include non-accrual loans. Loans consist of average total loans less average unearned income. The amount of loan fees included in interest income on loans is immaterial.

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets (loans, securities and interest bearing deposits with banks) and interest expense paid on liabilities (deposits, customer repurchase agreements, short- and long-term borrowings and junior subordinated debt). In 2014, net interest income, which comprised 74.7% of net revenue (net interest income plus non-interest income) compared to 74.5% in 2013, was affected by the general level of interest rates, changes in interest rates, the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

Net interest income, on an FTE basis, increased $70.2 million or 17.4% from $403.0 million for 2013 to $473.2 million for 2014. Average earning assets increased $2.1 billion or 19.2% and average interest-bearing liabilities increased $1.4 billion or 15.8% from 2013, due to the acquisitions of BCSB, PVF and ANNB, combined with organic growth in loans, deposits and customer repurchase agreements. The Corporation’s net interest margin was 3.59% for 2014, compared to 3.65% for 2013, as loan yields declined faster than deposit rates primarily as a result of the current low interest rate environment, partially offset by an increase in net interest margin due to higher accretable yield adjustments. Accretable yield adjustments added 4 basis points to the net interest margin for 2014 compared to 3 basis points for 2013. Details on changes in tax equivalent net interest income attributed to changes in interest-earning assets, interest-bearing liabilities, yields and cost of funds are set forth in the preceding table.

The following table provides certain information regarding changes in net interest income attributable to changes in the average volumes and yields earned on interest earning assets and the average volume and rates paid for interest bearing liabilities for the periods indicated (in thousands):

	2014 vs 2013			2013 vs 2012
	Volume	Rate	Net	Volume	Rate	Net
Interest Income
Interest bearing deposits with banks	$(12)	$(23)	$(35)	$(82)	$1	$(81)
Securities	8,606	1,314	9,920	(2,580)	(2,546)	(5,126)
Residential mortgage loans held for sale	(828)	463	(365)	47	(40)	7
Loans	73,727	(14,720)	59,007	38,957	(25,690)	13,267

	81,493	(12,966)	68,527	36,342	(28,275)	8,067

Interest Expense
Deposits:
Interest bearing demand	1,002	(15)	987	988	(2,799)	(1,811)
Savings	92	(50)	42	138	(606)	(468)
Certificates and other time	1,670	(2,537)	(867)	(2,378)	(8,415)	(10,793)
Customer repurchase agreements	72	(106)	(34)	7	(663)	(656)
Other short-term borrowings	2,809	(1,587)	1,222	54	(137)	(83)
Long-term debt	4,572	(1,876)	2,696	462	(839)	(377)
Junior subordinated debt	(4,032)	(1,672)	(5,704)	(160)	(363)	(523)

	6,185	(7,843)	(1,658)	(889)	(13,822)	(14,711)

Net Change	$75,308	$(5,123)	$70,185	$37,231	$(14,453)	$22,778

(1)	The amount of change not solely due to rate or volume was allocated between the change due to rate and the change due to volume based on the net size of the rate and volume changes.

(2)	Interest income amounts are reflected on an FTE basis which adjusts for the tax benefit of income on certain tax-exempt loans and investments using the federal statutory tax rate of 35.0% for each period presented. The Corporation believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and non-taxable amounts.

Interest income, on an FTE basis, of $515.9 million for 2014, increased $68.5 million or 15.3% from 2013, primarily due to increased earning assets combined with higher accretable yield adjustments, partially offset by lower yields due to competitive market rates throughout 2014 less than portfolio yields at the end of 2013. During 2014 and 2013, the Corporation recognized a benefit of $6.0 million and $3.3 million, respectively, in accretable yield adjustments on acquired loans. The increase in earning assets was primarily driven by a $1.7 billion or 19.3% increase in average loans, including $823.8 million or 9.0% of organic growth, which reflects the benefit of the Corporation’s expanded banking footprint and successful sales management. Additionally, 2014 average loans increased as a result of the OBA, BCSB, PVF and ANNB acquisitions by $84.8 million, $274.0 million, $418.3 million and $75.2 million, respectively. The yield on earning assets decreased 13 basis points from 4.05% for 2013 to 3.92% for 2014, reflecting the decreases in market interest rates and competitive pressures, partially offset by the above-mentioned changes in accretable yield adjustments on acquired loans.

Interest expense of $42.7 million for 2014 decreased $1.7 million or 3.7% from 2013 due to lower rates paid, partially offset by growth in interest-bearing liabilities. The rate paid on interest-bearing liabilities decreased 8 basis points to 0.41% for 2014, compared to 0.49% for 2013, reflecting changes in interest rates and a favorable shift in deposit mix to lower-cost transaction deposits and customer repurchase agreements. The growth in average interest-bearing liabilities was primarily attributable to growth in average deposits and customer repurchase agreements, which increased by $1.4 billion or 13.5%, including $209.2 million or 1.9% of organic growth, combined with $86.4 million, $461.4 million, $552.5 million and $104.1 million in average deposits and customer repurchase agreements added in the OBA, BCSB, PVF and ANNB acquisitions, respectively.

Provision for Loan Losses

The provision for loan losses is determined based on management’s estimates of the appropriate level of allowance for loan losses needed to absorb probable losses inherent in the existing loan portfolio, after giving consideration to charge-offs and recoveries for the period.

The provision for loan losses of $38.6 million during 2014 increased $7.6 million from 2013, primarily due to an increase of $7.9 million in the provision for the originated portfolio to support loan growth, partially offset by a decrease of $0.3 million in the provision for the acquired portfolio. During 2014, net charge-offs were $23.5 million, or 0.23% of average loans, compared to $24.7 million, or 0.28% of average loans, for 2013, reflecting stable asset quality performance in the Corporation’s loan portfolio. The ratio of the allowance for loan losses to total loans equaled 1.12% and 1.17% at December 31, 2014 and 2013, respectively, which reflects the Corporation’s overall favorable credit quality performance along with the addition of loans acquired in the BCSB and OBA acquisitions during 2014, which did not carry a corresponding allowance for loan losses in accordance with acquired loan accounting rules. For additional information relating to the allowance and provision for loan losses, refer to the Allowance and Provision for Loan Losses section of this Management’s Discussion and Analysis.

Non-Interest Income

Total non-interest income of $158.3 million for 2014 increased $22.5 million or 16.6% from 2013. The variances in significant individual non-interest income items are further explained in the following paragraphs.

Service charges on loans and deposits of $68.3 million for 2014 were flat compared to 2013. Customer-related interchange fees were $4.9 million lower in 2014 as the Corporation became subject to the new rules regarding debit card interchange fees imposed by the Durbin Amendment of the Dodd-Frank Act effective July 1, 2013. Partially offsetting this decrease, other service charges and fees increased $4.9 million over this same period, reflecting the impact of organic growth and the expanded customer base due to acquisitions. For information relating to the impact of the new regulations on the Corporation’s income from interchange fees, refer to the Dodd-Frank Act section included in the Item 1, “Business” section of this Report.

Trust fees of $19.4 million for 2014 increased $2.6 million or 15.6% from 2013, primarily driven by strong organic growth activity and improved market conditions. The market value of assets under management increased $348.4 million or 10.9% to $3.5 billion over this same period, with $305.2 million as a result of organic growth and $43.2 million due to improved stock market conditions.

Insurance commissions and fees of $16.8 million for 2014 increased slightly from $16.6 million in 2013. Increased fee income resulting from the implementation of revenue-enhancing strategies and initiatives during 2014 was partially offset by a reduction in fee income relating to the sale of a book-of-business to an outside agency for which revenue was received during 2013 that was only received for part of 2014.

Securities commissions of $11.5 million for 2014 increased slightly from $11.3 million in 2013, primarily due to positive results from new initiatives generating new customer relationships combined with increased volume and improved market conditions, partially offset by the costs associated with a system conversion combined with the impact of severe weather conditions throughout the Corporation’s market area in the first quarter of 2014.

Net securities gains were $11.7 million for 2014, compared to $0.8 million for 2013. During 2014, the Corporation strategically sold its entire portfolio of pooled TPS for net proceeds of $51.5 million and a gain of $13.8 million. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule of the Dodd-Frank Act, and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $2.1 million relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Mortgage banking revenue, which is primarily derived from the gain on sale of residential mortgage loans, was $3.7 million for 2014 and increased slightly from $3.5 million in 2013. During 2014, the Corporation sold $162.7 million of residential mortgage loans, compared to $239.6 million for 2013, as part of its ongoing strategy of generally selling 30-year fixed rate residential mortgage loans. Despite the volume decrease resulting from an industry-wide trend as refinance activity was greatly diminished in 2014, the gain on sale on residential mortgage loans increased due to improved pricing practices.

Income from BOLI of $7.7 million for 2014 increased $0.8 million or 12.2% from 2013, primarily as a result of improved market conditions, along with additional policies from acquisitions.

Other non-interest income of $19.3 million for 2014 increased $7.5 million from 2013. During 2014, the Corporation recorded $2.9 million more in fees earned through its commercial loan interest rate swap program, reflecting strong commercial loan growth in 2014 and demand for these products given the interest rate environment. Additionally, the Corporation recorded $1.8 million more in dividends on non-marketable equity securities and $0.9 million more in gains from an equity investment during 2014. Also during 2014, the Corporation recognized a one-time $2.7 million gain from an overpayment related to a predecessor bank’s acquisition of another bank prior to becoming part of the Corporation and the Corporation recorded a gain of $0.9 million related to the sale of impaired commercial loans. Partially offsetting these increases in other non-interest income is a gain of $1.6 million recognized during 2013 related to a debt extinguishment in which $15.0 million of the Corporation-issued TPS was repurchased at a discount. This $15.0 million was opportunistically purchased at auction and represents a portion of the underlying collateral of a pooled TPS that was liquidated by the trustee.

Non-Interest Expense

Total non-interest expense of $379.3 million for 2014 increased $41.1 million or 12.1% from 2013. The variances in the individual non-interest expense items are further explained in the following paragraphs with an overriding theme of the expense increases primarily related to the expanded operations from acquisitions.

Salaries and employee benefits of $195.0 million for 2014 increased $15.0 million or 8.4% from 2013. This increase primarily relates to employees added in conjunction with the acquisitions, combined with new hires, merit increases and higher medical insurance costs in 2014. Additionally, the Corporation recorded a net charge of $1.9 million during 2014 relating to the mutual conclusion of a consulting agreement with a retired executive.

Occupancy and equipment expense of $61.5 million for 2014 increased $9.8 million or 19.0% from 2013, primarily resulting from acquisitions, combined with an increase in rental expense relating to the Pittsburgh headquarters and regional headquarters in Cleveland, Ohio and Baltimore, Maryland. Additionally, equipment depreciation expense increased during 2014 due to upgrades to incorporate new technology, primarily relating to online and mobile banking applications, and snow removal expense increased as a result of severe weather conditions throughout the Corporation’s market area during 2014 compared to 2013.

Amortization of intangibles expense of $9.7 million for 2014 increased $1.3 million or 15.6% from 2013, primarily due to core deposit intangibles recorded as a result of acquisitions.

Outside services expense of $33.2 million for 2014 increased $3.0 million or 9.8% from 2013. For 2014, compared to 2013, licenses, fees and dues, data processing services and other outside services increased $0.6 million, $0.4 million and $1.8 million, respectively, primarily resulting from acquisitions and costs related to compliance with new regulations, including capital stress testing. These increases were partially offset by a decrease of $0.5 million in consulting fees due to a refund of previously paid fees for system enhancements.

FDIC insurance of $13.3 million for 2014 increased $3.1 million or 30.1% from 2013, primarily due to an increased asset base resulting from acquisitions.

State tax expense of $7.0 million for 2014 increased $2.7 million or 63.4% from 2013, primarily due to a higher assessment base resulting from state tax code changes. The Pennsylvania bank shares tax in 2014 was based on equity at December 31, 2013, compared to the previous method of using a six-year average, along with the replacement of a three-factor formula with the single factor formula of receipts.

Loan-related expense of $4.9 million for 2014 increased $1.0 million or 25.0% from 2013, primarily due to appraisal fees and processing costs incurred for enhanced underwriting standards.

OREO expense of $4.4 million for 2014 increased $1.2 million or 36.8% from 2013, as the Corporation recorded higher costs in 2014 associated with the disposition of non-strategic properties from acquired banks. These properties were sold as part of the Corporation’s continuing efforts to manage expenses.

Telephone expense of $5.7 million for 2014 increased $0.6 million or 12.8% from 2013, as the Corporation recognized additional costs associated with the recent acquisitions.

Advertising and promotional expense of $7.8 million for 2014 increased $1.5 million or 23.2% from 2013, primarily due to higher expenses associated with the recent acquisitions, as the Corporation implemented promotional efforts to support further expansion in the Cleveland, Ohio and the higher cost Baltimore, Maryland metropolitan markets.

The Corporation recorded $9.6 million in merger-related costs in 2014, primarily associated with the OBA and BCSB acquisitions. The merger-related costs for 2014 were comprised of $4.9 million in severance and other employee benefit costs, $2.8 million in professional services, $1.0 million in data processing conversion costs, $0.7 million in marketing costs and $0.2 million in other expenses. Merger-related costs recorded during 2013 were $8.2 million, primarily in conjunction with the PVF and ANNB acquisitions. The merger-related costs for 2013 were comprised of $3.5 million in severance and other employee benefit costs, $3.2 million in professional services, $0.6 million in data processing conversion costs, $0.4 million in marketing costs and $0.5 million in other expenses.

Other non-interest expense increased to $20.0 million for 2014, compared to $19.7 million 2013. For 2014 compared to 2013, business development expenses increased $0.7 million, postage expenses increased $0.5 million and other taxes increased $0.4 million, all primarily due to additional expenses related to acquisitions, partially offset by a decrease of $0.5 million in other non-interest expenses. In addition, other miscellaneous losses increased $0.7 million due to check and fraud losses. During 2014 and 2013, the Corporation recorded $0.6 million and $2.2 million, respectively, in charges related to debt extinguishment in which Corporation-issued TPS were redeemed and the related debt extinguished.

Income Taxes

The Corporation’s income tax expense of $62.6 million for 2014 increased $17.8 million or 39.9% from 2013. The effective tax rate of 30.3% for 2014 increased from 27.5% for 2013, due to higher levels of pre-tax income, which is subject to the marginal tax rate of 35%. Both periods’ tax rates are lower than the 35% federal statutory tax rate due to the tax benefits primarily resulting from tax-exempt income on investments, loans and BOLI, as well as tax credits.

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

Net Interest Income

Net interest income, which is the Corporation’s major source of revenue, is the difference between interest income from earning assets and interest expense paid on liabilities. In 2013, net interest income, which comprised 74.5% of net revenue compared to 74.0% in 2012, was affected by the general level of interest rates, changes in interest rates and the timing of repricing of assets and liabilities, the shape of the yield curve, the level of non-accrual loans and changes in the amount and mix of interest earning assets and interest bearing liabilities.

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

Mortgage banking revenue, which is primarily derived from the gain on sale of loans, was $3.5 million for 2013 and decreased $0.7 million or 16.9% from 2012 due to an increase in the amortization of mortgage servicing rights. During 2013, the Corporation sold $243.8 million of residential mortgage loans, compared to $245.5 million for 2012, as part of its ongoing strategy of generally selling 30-year fixed rate residential mortgage loans.

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

The Corporation recorded $8.2 million in merger-related costs in 2013 associated with the ANNB and PVF acquisitions and the pending BCSB acquisition. The merger-related costs for 2013 were comprised of $3.5 million in severance and other employee benefit costs, $3.2 million in professional services, $0.6 million in data processing conversion costs, $0.4 million in marketing costs and $0.5 million in other expenses. Merger-related costs recorded during 2012 in conjunction with the Parkvale acquisition were $7.4 million. The merger-related costs for 2012 were comprised of $3.8 million in severance and other employee benefit costs, $2.0 million in professional services, $0.6 million in data processing conversion costs, $0.5 million in marketing costs and $0.5 million in other expenses.

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

The principal sources of the parent company’s liquidity are its strong existing cash resources plus dividends it receives from its subsidiaries. These dividends may be impacted by the parent’s or its subsidiaries’ capital needs, statutory laws and regulations, corporate policies, contractual restrictions, profitability and other factors. Cash on hand at the parent has been favorably impacted by management strategies over the last few years. These include strong earnings, a consistent dividend and capital actions. The capital actions include the raising of $161.3 million via the issuance of common and preferred equity during the fourth quarter of 2013. These proceeds were utilized to redeem various TPS obligations of the Corporation totaling $148.0 million, with $115.0 million occurring during the fourth quarter of 2013, $23.0 million occurring during the first quarter of 2014 and $10.0 million occurring during the second quarter of 2014. Additionally, the Corporation repurchased $15.0 million of TPS obligations during the second quarter of 2013. The positive results of these strategies can be seen in the parent’s cash position as it has increased from $103.3 million at September 30, 2013 to $129.3 million at December 31, 2014.

Management believes cash levels for the Corporation are appropriate given the current environment. Two metrics that are used to gauge the adequacy of the parent company’s cash position are the Liquidity Coverage Ratio (LCR) and Months of Cash on Hand (MCH). The LCR is defined as the sum of cash on hand plus projected cash inflows over the next 12 months divided by projected cash outflows over the next 12 months. The LCR was 2.2 times at both December 31, 2014 and 2013. The internal limit for LCR is for the ratio to be greater than 1.0 time. The MCH is defined as the number of months of corporate expenses that can be covered by the cash on hand. The MCH was 14.2 months at December 31, 2014 and 15.2 months at December 31, 2013. The internal limit for MCH is for the ratio to be greater than 12 months. In addition, the Corporation issues subordinated notes on a regular basis. Subordinated notes decreased $2.0 million or 0.9% during 2014 to $212.1 million at December 31, 2014.

The liquidity position of the Corporation continues to be strong as evidenced by its ability to generate growth in relationship-based accounts. Average deposits and customer repurchase agreements totaled $11.9 billion for 2014 and increased $1.4 billion and included average organic growth of $209.2 million for 2014. During 2014, growth in transaction deposits and customer repurchase agreements was partially offset by a decline in time deposits. On an organic basis, average total transaction deposits and customer repurchase agreements increased $526.1 million. Organic growth in average non-interest bearing deposits was $334.0 million, primarily reflecting growth in non-interest bearing business accounts and the benefit of seasonally higher balances. Time deposits organically declined $317.0 million or 11.5% over this same period, reflecting the plan to reduce these accounts due to the Corporation’s strong liquidity position and customers shifting to lower cost transactional products.

FNBPA had unused wholesale credit availability of $4.6 billion or 29.1% of bank assets at December 31, 2014 and $4.8 billion or 35.6% of bank assets at December 31, 2013. These sources include the availability to borrow from the FHLB, the FRB, correspondent bank lines and access to brokered certificates of deposit. In addition to credit availability, FNBPA also possesses salable unpledged government and agency securities which could be sold to meet funding needs. These securities totaled $1.1 billion, or 6.6% of total assets and $533.1 million, or 4.0% of total assets as of December 31, 2014 and 2013, respectively. The ALCO Policy minimum level is 3.0%.

Another metric for measuring liquidity risk is the liquidity gap analysis. The following liquidity gap analysis (in thousands) for the Corporation as of December 31, 2014 compares the difference between cash flows from existing assets and liabilities over future time intervals. Management seeks to limit the size of the liquidity gaps so that sources and uses of funds are reasonably matched in the normal course of business. A reasonably matched position lays a better foundation for dealing with additional funding needs during a potential liquidity crisis. The twelve-month cumulative gap to total assets was (1.0)% and (1.1)% as of December 31, 2014 and 2013, respectively.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$286,488	$513,084	$712,031	$1,312,588	$2,824,191
Investments	136,307	103,855	114,987	286,645	641,794

	422,795	616,939	827,018	1,599,233	3,465,985
Liabilities
Non-maturity deposits	80,677	161,355	242,032	484,064	968,128
Time deposits	150,837	269,647	419,287	539,667	1,379,438
Borrowings	849,593	39,699	260,165	124,013	1,273,470

	1,081,107	470,701	921,484	1,147,744	3,621,036
Period Gap (Assets - Liabilities)	$(658,312)	$146,238	$(94,466)	$451,489	$(155,051)

Cumulative Gap	$(658,312)	$(512,074)	$(606,540)	$(155,051)

Cumulative Gap to Total Assets	(4.1)%	(3.2)%	(3.8)%	(1.0)%

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

The following repricing gap analysis (in thousands) as of December 31, 2014 compares the difference between the amount of interest-earning assets and interest-bearing liabilities subject to repricing over a period of time. Management utilizes the repricing gap analysis as a diagnostic tool in managing net interest income and EVE risk measures.

	Within 1 Month	2-3 Months	4-6 Months	7-12 Months	Total 1 Year
Assets
Loans	$3,823,938	$1,154,706	$614,634	$1,023,313	$6,616,591
Investments	136,307	118,184	124,577	314,075	693,143

	3,960,245	1,272,890	739,211	1,337,388	7,309,734
Liabilities
Non-maturity deposits	2,694,362	—	—	—	2,694,362
Time deposits	154,343	271,680	420,207	541,501	1,387,731
Borrowings	1,681,793	27,890	210,201	24,085	1,943,969

	4,530,498	299,570	630,408	565,586	6,026,062
Off-balance sheet	(200,000)	—	—	—	(200,000)
Period Gap (assets – liabilities + off-balance sheet)	$(770,253)	$973,320	$108,803	$771,802	$1,083,672

Cumulative Gap	$(770,253)	$203,067	$311,870	$1,083,672

Cumulative Gap to Assets	(4.8)%	1.3%	1.9%	6.7%

The twelve-month cumulative repricing gap to total assets was 6.7% and 5.5% as of December 31, 2014 and 2013, respectively. The positive cumulative gap positions indicate that the Corporation has a greater amount of repricing earning assets than repricing interest-bearing liabilities over the subsequent twelve months. If interest rates increase then net interest income will increase and, conversely, if interest rates decrease then net interest income will decrease.

The allocation of non-maturity deposits and customer repurchase agreements to the one-month maturity category above is based on the estimated sensitivity of each product to changes in market rates. For example, if a product’s rate is estimated to increase by 50% as much as the market rates, then 50% of the account balance was placed in this category.

The following net interest income metrics were calculated using rate shocks which move market rates in an immediate and parallel fashion. The variance percentages represent the change between the net interest income or EVE calculated under the particular rate scenario versus the net interest income or EVE that was calculated assuming market rates as of December 31, 2014.

The following table presents an analysis of the potential sensitivity of the Corporation’s net interest income and EVE to changes in interest rates:

	December 31, 2014	December 31, 2013	ALCO Limits
Net interest income change (12 months):
+ 300 basis points	3.3%	3.5%	n/a
+ 200 basis points	2.4%	2.5%	(5.0)%
+ 100 basis points	1.1%	1.1%	(5.0)%
– 100 basis points	(2.2)%	(2.1)%	(5.0)%

Economic value of equity:
+ 300 basis points	(1.2)%	(2.6)%	(25.0)%
+ 200 basis points	(0.1)%	(1.5)%	(15.0)%
+ 100 basis points	0.6%	(0.5)%	(10.0)%
– 100 basis points	(6.3)%	(4.3)%	(10.0)%

The Corporation also models rate scenarios which move all rates gradually over twelve months (Rate Ramps) and also scenarios that gradually change the shape of the yield curve. A +300 basis point Rate Ramp increases net interest income (12 months) by 2.5% at both December 31, 2014 and 2013.

The Corporation’s strategy is generally to manage to a neutral interest rate risk position. However, given the current interest rate environment, the interest rate risk position has been managed to a modestly asset-sensitive position. Currently, rising rates are expected to have a modest, positive effect on net interest income versus net interest income if rates remained unchanged.

The ALCO utilizes several tactics to manage the Corporation’s interest rate risk position. As mentioned earlier, the growth in transaction deposits provides funding that is less interest rate-sensitive than time deposits and wholesale borrowings. On the lending side, the Corporation regularly sells long-term fixed-rate residential mortgages to the secondary market and has been successful in the origination of consumer and commercial loans with short-term repricing characteristics. Total variable and adjustable-rate loans were 57.9% and 59.9% of total loans as of December 31, 2014 and 2013, respectively. This decrease was mainly due to the acquisition of BCSB in the first quarter of 2014 and OBA at the end of the third quarter of 2014. The investment portfolio is used, in part, to manage the Corporation’s interest rate risk position. The Corporation has managed the duration of its investment portfolio over the last year to be relatively unchanged from the prior year end, resulting in a portfolio duration of 3.3 at both December 31, 2014 and 2013. Finally, the Corporation has made use of interest rate swaps to commercial borrowers (commercial swaps) to manage its interest rate risk position as the commercial swaps effectively increase adjustable-rate loans. As of December 31, 2014, the commercial swaps totaled $972.0 million of notional principal, with $286.2 million in notional swap principal originated during 2014. The success of the aforementioned tactics has resulted in an asset-sensitive position. For additional information regarding interest rate swaps, see the Derivative Instruments footnote in this Report.

The Corporation desired to remain modestly asset-sensitive during 2014. A number of management actions and market occurrences resulted in virtually no change to the Corporation’s interest rate risk position. These included a decrease in long-term interest rates which caused cash flows from certain mortgage-related portfolios to shorten, which contributed to an increase in the asset-sensitive interest rate risk position during these periods. Organic balance sheet growth and the addition of BCSB in the first quarter of 2014 and OBA in the third quarter of 2014 provided less rate sensitive deposits, and the borrowing of $350.0 million in FHLB advances at an average life of 3.5 years also contributed to the change in the interest rate risk position. These increases in the net asset-sensitivity position were offset by an increase in the use of overnight and short-term borrowings compared to the prior year end. Overnight and short-term borrowings increased by $415.0 million for the most recent quarter and by $760.0 million for the year.

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

Risk Management

The Corporation’s Board of Directors recognizes that, as a financial institution, the Corporation takes on a certain amount of risk in every business decision, transaction and activity. The Corporation’s Board of Directors and senior management have identified seven major categories of risk: credit risk, market risk, liquidity risk, reputational risk, operational risk, regulatory compliance risk and strategic risk. In its oversight role of the Corporation’s risk management function, the Board of Directors is mindful that risk management is not about eliminating risk, but rather is about identifying, understanding and managing risks so as to optimize total shareholder value, while balancing prudent business and safety and soundness considerations.

The Corporation supports its risk management process through a governance structure involving its Board of Directors and senior management. The Corporation’s Risk Committee helps ensure that business decisions in the organization are executed within its desired risk appetite. The Risk Committee has the following oversight responsibilities:

•	identification, measurement, assessment and monitoring of enterprise-wide risk across the Corporation and its subsidiaries;
•	development of appropriate and meaningful risk metrics to use in connection with the oversight of the Corporation’s businesses and strategies;
•	review and assessment of the Corporation’s policies and practices to manage the Corporation’s credit, market, liquidity, legal, regulatory and operating risk (including technology, operational, compliance and fiduciary risks); and
•	identification and implementation of risk management best practices.

The Risk Committee serves as the primary point of contact between the Corporation’s Board of Directors and the Risk Management Council, which is the senior management level committee responsible for the Corporation’s risk management.

As noted above, the Corporation has a Risk Management Council comprised of senior management. The purpose of this committee is to provide regular oversight of specific areas of risk with respect to the level of risk and risk management structure. Management has also established an Operational Risk Committee that is responsible for identifying, evaluating and monitoring operational risks across the Corporation. The Operational Risk Committee is responsible for evaluating and approving appropriate remediation efforts to address identified operational risks. The Operational Risk Committee provides periodic reports concerning operational risks to the Risk Management Council. The Risk Management Council reports on a regular basis to the Corporation’s Risk Committee regarding the enterprise-wide risk profile of the Corporation and other significant risk management issues. The Corporation’s Chief Risk Officer is responsible for the design and implementation of the Corporation’s enterprise-wide risk management strategy and framework and ensures the coordinated and consistent implementation of risk management initiatives and strategies on a day-to-day basis. The Corporation’s

Compliance Department, which reports to the Chief Risk Officer, is responsible for developing policies and procedures and monitoring compliance with applicable laws and regulations. Further, the Corporation’s audit function performs an independent assessment of the Corporation’s internal controls environment and plays an integral role in testing the operation of internal controls systems and reporting findings to management and the Corporation’s Audit Committee. Both the Corporation’s Risk Committee and Audit Committee regularly report on risk-related matters to the Corporation’s Board of Directors. In addition, both the Corporation’s Risk Committee and the Risk Management Council regularly assess the Corporation’s enterprise-wide risk profile and provide guidance on actions needed to address key and emerging risk issues.

The Board of Directors believes that the Corporation’s enterprise-wide risk management process is effective since it includes the following material components:

•	enables the Board of Directors to assess the quality of the information it receives;
•	enables the Board of Directors to understand the businesses, investments and financial, accounting, legal, regulatory and strategic considerations of the Corporation and its subsidiaries, and the risks that they face;
•	enables the Board of Directors to oversee and assess how senior management evaluates risk; and
•	enables the Board of Directors to assess appropriately the quality of the Corporation’s enterprise-wide risk management process.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

The following table sets forth contractual obligations of principal that represent required and potential cash outflows as of December 31, 2014 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Deposits without a stated maturity	$8,771,173	$—	$—	$—	$8,771,173
Certificates and other time deposits	1,412,807	778,291	335,310	84,627	2,611,035
Operating leases	12,710	22,277	15,711	33,192	83,890
Long-term debt	29,404	309,627	60,952	83,214	483,197

	$10,226,094	$1,110,195	$411,973	$201,033	$11,949,295

The following table sets forth the amounts and expected maturities of commitments to extend credit and standby letters of credit as of December 31, 2014 (in thousands):

	Within 1 Year	1-3 Years	3-5 Years	After 5 Years	Total
Commitments to extend credit	$3,058,612	$201,705	$90,206	$314,958	$3,665,481
Standby letters of credit	46,749	12,445	976	61,016	121,186

	$3,105,361	$214,150	$91,182	$375,974	$3,786,667

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

Lending Activity

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio also contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $180.6 million or 1.6% of total loans at December 31, 2014, compared to $180.0 million or 1.9% of total loans at December 31, 2013. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

Following is a summary of loans (in thousands):

December 31	2014	2013	2012	2011	2010
Commercial real estate	$3,815,708	$3,245,209	$2,707,046	$2,495,727	$2,256,400
Commercial and industrial	2,318,015	1,881,474	1,602,314	1,363,692	1,081,592
Commercial leases	177,824	158,895	130,133	110,795	79,429

Commercial loans and leases	6,311,547	5,285,578	4,439,493	3,970,214	3,417,421
Direct installment	1,644,621	1,467,236	1,178,530	1,029,187	1,002,725
Residential mortgages	1,263,053	1,086,739	1,092,228	670,936	622,242
Indirect installment	875,551	655,587	582,037	540,789	514,369
Consumer lines of credit	1,110,976	965,771	805,494	607,280	493,881
Other	41,290	45,183	39,937	38,261	37,517

	$11,247,038	$9,506,094	$8,137,719	$6,856,667	$6,088,155

Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties. Commercial and industrial includes loans to businesses that are not secured by real estate. Commercial leases consist of loans for new or used equipment. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans originated by third parties and underwritten by the Corporation, primarily automobile loans. Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of credit cards, mezzanine loans and student loans.

Additional information relating to originated and acquired loans is provided in the Loans and Allowance for Loan Losses footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 of this Report.

Total loans increased $1.7 billion or 18.3% to $11.2 billion at December 31, 2014, compared to $9.5 billion at December 31, 2013. This increase was due to a combination of $304.9 million and $291.4 million in loans from the BCSB and OBA acquisitions, respectively, and solid organic growth, particularly commercial loans and leases.

Total loans increased $1.4 billion or 16.8% to $9.5 billion at December 31, 2013, compared to $8.1 billion at December 31, 2012. This increase was due to a combination of $256.2 million and $512.8 million in loans from the ANNB and PVF acquisitions, respectively, and solid organic growth, particularly commercial loans, direct installment and consumer lines of credit.

As of December 31, 2014, 41.6% of the commercial real estate loans were owner-occupied, while the remaining 58.4% were non-owner-occupied, compared to 43.1% and 56.9%, respectively, as of December 31, 2013. As of December 31, 2014 and 2013, the Corporation had commercial construction loans of $296.2 million and $252.8 million, respectively, representing 2.6% and 2.7% of total loans, respectively. As of December 31, 2014 and 2013, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

Following is a summary of the maturity distribution of certain loan categories based on remaining scheduled repayments of principal as of December 31, 2014 (in thousands):

	Within 1 Year	1-5 Years	Over 5 Years	Total
Commercial loans and leases	$443,136	$2,567,117	$3,301,294	$6,311,547
Residential mortgages	5,273	30,386	1,227,394	1,263,053

	$448,409	$2,597,503	$4,528,688	$7,574,600

The total amount of loans due after one year includes $2.1 billion with fixed rates of interest and $5.1 billion with floating or adjustable rates of interest.

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

Following is a summary of non-performing assets (dollars in thousands):

December 31	2014	2013	2012	2011	2010
Non-accrual loans	$45,113	$58,755	$66,004	$94,335	$115,589
Troubled debt restructurings	23,439	18,698	14,876	11,893	19,705

Total non-performing loans	68,552	77,453	80,880	106,228	135,294
Other real estate owned (OREO)	41,466	40,681	35,257	34,719	32,702

Total non-performing loans and OREO	110,018	118,134	116,137	140,947	167,996
Non-performing investments	—	797	2,809	8,972	5,974

Total non-performing assets	$110,018	$118,931	$118,946	$149,919	$173,970

Non-performing loans/total loans	0.61%	0.81%	0.99%	1.55%	2.22%
Non-performing loans + OREO/ total loans + OREO	0.97%	1.24%	1.42%	2.05%	2.74%
Non-performing assets/total assets	0.68%	0.88%	0.99%	1.53%	1.94%

During 2014, non-performing loans and OREO decreased $8.1 million, from $118.1 million at December 31, 2013 to $110.0 million at December 31, 2014. This decrease reflects a reduction of $13.6 million in non-accrual loans, partially offset by increases of $4.7 million and $0.8 million in TDRs and OREO, respectively. The decrease in non-accrual loans was primarily due to loan payoffs and commercial loan resolutions, while the increase in TDRs was attributed to loans secured by residential mortgages that were restructured in conjunction with government programs.

During 2013, non-performing loans and OREO increased $2.0 million, from $116.1 million at December 31, 2012 to $118.1 million at December 31, 2013. This increase reflects increases of $3.8 million and $5.4 million in TDRs and OREO, respectively, partially offset by a decrease of $7.2 million in non-accrual loans. The increase in TDRs was primarily attributed to loans secured by residential mortgages that were restructured in conjunction with government programs. The increase in OREO was primarily due to the PVF acquisition. The decrease in non-accrual loans was primarily due to commercial real estate and other loans.

Following is a summary of non-performing loans, by class (in thousands):

December 31	2014	2013	2012	2011	2010
Commercial real estate	$26,134	$43,648	$48,483	$76,256	$98,557
Commercial and industrial	8,852	6,683	6,099	6,956	9,808
Commercial leases	722	734	965	1,084	970

Total commercial loans and leases	35,708	51,065	55,547	84,296	109,335
Direct installment	15,901	10,577	8,541	7,163	10,734
Residential mortgages	13,842	14,012	11,415	9,544	13,600
Indirect installment	1,305	1,202	1,131	979	820
Consumer lines of credit	1,796	597	746	746	805
Other	—	—	3,500	3,500	—

	$68,552	$77,453	$80,880	$106,228	$135,294

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

Following is a summary of performing, non-performing and non-accrual TDRs, by class (in thousands):

	Performing	Non- Performing	Non-Accrual	Total
December 31, 2014
Commercial real estate	$—	$2,002	$6,188	$8,190
Commercial and industrial	727	542	132	1,401
Commercial leases	—	—	—	—

Total commercial loans and leases	727	2,544	6,320	9,591
Direct installment	4,830	8,784	1,352	14,966
Residential mortgages	3,689	10,878	503	15,070
Indirect installment	—	156	47	203
Consumer lines of credit	195	1,077	50	1,322
Other	—	—	—	—

	$9,441	$23,439	$8,272	$41,152

December 31, 2013
Commercial real estate	$24	$2,688	$10,435	$13,147
Commercial and industrial	749	40	237	1,026
Commercial leases	—	—	—	—

Total commercial loans and leases	773	2,728	10,672	14,173
Direct installment	5,404	5,891	1,070	12,365
Residential mortgages	3,743	9,752	883	14,378
Indirect installment	—	142	80	22
Consumer lines of credit	300	185	—	485
Other	—	—	—	—

	$10,220	$18,698	$12,705	$41,623

December 31, 2012
Commercial real estate	$850	$588	$11,156	$12,594
Commercial and industrial	775	82	283	1,140
Commercial leases	—	—	—	—

Total commercial loans and leases	1,625	670	11,439	13,734
Direct installment	5,613	5,199	749	11,561
Residential mortgages	5,401	8,524	107	14,032
Indirect installment	—	92	90	182
Consumer lines of credit	20	391	—	411
Other	—	—	—	—

	$12,659	$14,876	$12,385	$39,920

December 31, 2011
Commercial real estate	$803	$—	$10,510	$11,313
Commercial and industrial	800	—	214	1,014
Commercial leases	—	—	—	—

Total commercial loans and leases	1,603	—	10,724	12,327
Direct installment	4,987	4,638	103	9,728
Residential mortgages	3,419	7,101	—	10,520
Indirect installment	—	61	—	61
Consumer lines of credit	122	93	—	215
Other	—	—	—	—

	$10,131	$11,893	$10,827	$32,851

	Performing	Non- Performing	Non-Accrual	Total
December 31, 2010
Commercial real estate	—	$822	$19,333	$20,155
Commercial and industrial	—	819	39	858
Commercial leases	—	—	—	—

Total commercial loans and leases	—	1,641	19,372	21,013
Direct installment	—	7,449	100	7,549
Residential mortgages	—	10,328	155	10,483
Indirect installment	—	70	—	70
Consumer lines of credit	—	217	—	217
Other	—	—	—	—

	—	$19,705	$19,627	$39,332

Following is a summary of loans 90 days or more past due on which interest accruals continue (dollars in thousands):

December 31	2014	2013	2012	2011	2010
Loans 90 days or more past due:
Originated loans	$9,248	$7,971	$6,706	$7,016	$8,634
Acquired loans	38,024	45,823	36,585	11,115	—

Total loans 90 days or more past due	$47,272	$53,794	$43,291	$18,131	$8,634

As a percentage of total loans	0.42%	0.57%	0.53%	0.26%	0.14%

The annual increases in loans 90 days or more past due and accruing from 2011 through 2013 were primarily the result of acquisitions. Acquired loans that are 90 days or more past due were considered to be accruing since the Corporation can reasonably estimate future cash flows and it expects to fully collect the carrying value of these loans. The acquired loans were discounted and marked to market with interest income recognized via accretion in accordance with GAAP.

Following is a table showing the amounts of contractual interest income and actual interest income related to non-accrual loans and non-performing TDRs (in thousands):

December 31	2014	2013	2012	2011	2010
Gross interest income:
Per contractual terms	$7,366	$9,221	$8,646	$13,540	$7,827
Recorded during the year	650	559	369	351	337

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

Following is a summary of changes in the allowance for loan losses related to loans (dollars in thousands):

Year Ended December 31	2014	2013	2012	2011	2010
Balance at beginning of period	$110,784	$104,374	$100,662	$106,120	$104,655
Charge-offs:
Commercial loans and leases	(10,437)	(11,021)	(17,295)	(25,227)	(30,315)
Direct installment	(9,600)	(9,059)	(7,875)	(8,874)	(10,431)
Residential mortgages	(760)	(1,345)	(1,050)	(1,261)	(1,387)
Indirect installment	(3,627)	(3,337)	(2,926)	(2,957)	(3,345)
Consumer lines of credit	(1,495)	(1,974)	(2,137)	(2,110)	(1,841)
Other	(1,329)	(965)	(1,039)	(1,194)	(1,270)
Purchased impaired loans	(2,614)	(299)	—	(208)	—
Other acquired loans	(873)	(2,530)	(254)	—	—

Total charge-offs	(30,735)	(30,530)	(32,576)	(41,831)	(48,589)
Recoveries:
Commercial loans and leases	3,868	4,086	2,682	1,037	808
Direct installment	1,163	931	942	876	1,015
Residential mortgages	74	162	194	67	99
Indirect installment	875	773	605	501	640
Consumer lines of credit	218	274	234	213	160
Other	24	—	14	31	9
Purchased impaired loans	1	—	—	7	—
Other acquired loans	1,006	(376)	315	—	—

Total recoveries	7,229	5,850	4,986	2,732	2,731
Net charge-offs	(23,506)	(24,680)	(27,590)	(39,099)	(45,858)
Provision for loan losses	38,648	31,090	31,302	33,641	47,323

Balance at end of period	$125,926	$110,784	$104,374	$100,662	$106,120

Net loan charge-offs/average loans	0.23%	0.28%	0.35%	0.58%	0.77%
Allowance for loan losses/total loans	1.12%	1.17%	1.28%	1.47%	1.74%
Allowance for loan losses/ non-performing loans	172.06%	135.42%	123.88%	94.76%	78.44%

The allowance for loan losses at December 31, 2014 increased $15.1 million or 13.7% from December 31, 2013 as the provision for loan losses for 2014 of $38.6 million exceeded net charge-offs of $23.5 million, with the remainder supporting loan growth and incurred losses in the originated and acquired loan portfolios.

The allowance for loan losses at December 31, 2013 increased $6.4 million or 6.1% from December 31, 2012 as the provision for loans losses for 2013 of $31.1 million exceeded net charge-offs of $24.7 million, with the remainder supporting loan growth and incurred losses in the originated and acquired loan portfolios.

The allowance for loan losses at December 31, 2012 increased $3.7 million or 3.7% from December 31, 2011 as the provision for loan losses for 2012 of $31.3 million exceeded net charge-offs of $27.6 million, with the remainder of the provision supporting loan growth and incurred losses in the originated and acquired loan portfolios. The allowance for loan losses at December 31, 2011 decreased $5.5 million or 5.1% from December 31, 2010 as net charge-offs for 2011 of $39.1 million exceeded the provision for loan losses of $33.6 million as a result of the Corporation utilizing previously established reserves. The allowance for loan losses at December 31, 2010 increased $1.5 million or 1.4% from December 31, 2009 as the provision for loan losses for 2010 of $47.3 million exceeded net charge-offs of $45.9 million.

The Corporation’s commercial portfolio experienced significant losses in 2010 and 2011 related to its legacy Florida portfolio due to continued declines in the real estate values and unstable economic conditions in that market during that time. The commercial real estate portfolio in Florida totaled $21.6 million or 0.2% of total loans at December 31, 2014, compared to $39.4 million or 0.4% of total loans at December 31, 2013.

Following is a summary of the allocation of the allowance for loan losses (dollars in thousands):

	Dec 31, 2014	% of Loans in each Category to Total Loans	Dec 31, 2013	% of Loans in each Category to Total Loans	Dec 31, 2012	% of Loans in each Category to Total Loans	Dec 31, 2011	% of Loans in each Category to Total Loans	Dec 31, 2010	% of Loans in each Category to Total Loans
Commercial loans and leases	$72,631	48%	$67,054	48%	$68,403	51%	$70,315	58%	$75,676	56%
Direct installment	20,538	14	17,824	15	15,130	14	14,814	15	14,941	17
Residential mortgages	8,024	7	5,836	7	5,155	8	4,436	10	4,578	10
Indirect installment	7,504	8	6,409	7	5,449	7	5,503	8	5,941	8
Consumer lines of credit	8,496	9	7,231	9	6,057	9	5,448	9	4,743	8
Other	759	—	530	—	—	—	146	—	241	1

Total originated loans	117,952	86	104,884	86	100,194	89	100,662	100	106,120	100
Purchased credit- impaired loans	660	—	1,000	—	759	—	—	—	—	—
Other acquired loans	7,314	14	4,900	14	3,421	11	—	—	—	—

	$125,926	100%	$110,784	100%	$104,374	100%	$100,662	100%	$106,120	100%

During 2014, the allowance for loan losses allocated to commercial loans, consumer loans (direct installment, indirect installment and consumer lines of credit) and residential mortgages increased to support organic loan growth. The allowance for loan losses increased as a result of the growth in each of the loan portfolios noted above and was partially offset by allowance declines as a result of the general improvement in asset quality and charge-offs throughout 2014, particularly in the commercial loan portfolios. Furthermore, the Corporation expanded the number of modeling segments in 2014, which allowed for a more precise allowance calculation and moderately offset the required allowance as a result of organic loan growth. The amount of the allowance for loan losses allocated to acquired loans increased during the year as a result of the quarterly cash flow re-estimation process and moderate builds in a few loan pools combined with the addition of the BCSB and OBA portfolios to a lesser extent.

During 2013, the allowance for loan losses allocated to residential mortgages and consumer loans increased to support organic loan growth. Positive asset quality results in the commercial loan portfolio outpaced loan provisions for organic growth, resulting in the allowance for loan losses allocated to that portfolio to decrease. The amount of the allowance for loan losses related to acquired loans increased during the year primarily as a result of some deterioration in a few small business pools within the Comm Bancorp, Inc. (acquired on January 1, 2011) and Parkvale portfolios.

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

As of December 31, 2014, securities totaling $1.5 billion and $1.5 billion were classified as available for sale and held to maturity, respectively. During 2014, securities available for sale increased by $392.5 million and securities held to maturity increased by $254.2 million from December 31, 2013. The Corporation classified certain securities acquired in conjunction with its acquisitions as trading securities. The Corporation both acquired and sold these trading securities during the quarters in which the acquisitions occurred. As of December 31, 2014 and 2013, the Corporation did not hold any trading securities.

The following table indicates the respective maturities and weighted-average yields of securities as of December 31, 2014 (dollars in thousands):

	Amount	Weighted Average Yield
Obligations of U.S. Treasury:
Maturing after one year but within five years	$29,682	1.17%
Maturing after ten years	502	5.61
Obligations of U.S. government-sponsored entities:
Maturing after one year but within five years	417,263	1.41
Maturing after five years but within ten years	18,468	3.13
Maturing after ten years	3,004	2.18
States of the U.S. and political subdivisions:
Maturing within one year	1,794	5.41
Maturing after one year but within five years	13,612	4.24
Maturing after five years but within ten years	68,564	5.21
Maturing after ten years	79,460	5.15
Other debt securities:
Maturing after one year but within five years	10,148	3.29
Maturing after ten years	6,030	2.59
Residential mortgage-backed securities:
Agency mortgage-backed securities	1,231,254	2.40
Agency collateralized mortgage obligations	1,075,136	1.86
Non-agency collateralized mortgage obligations	5,716	4.30
Commercial mortgage-backed securities	25,440	2.18
Equity securities	1,347	4.97

Total	$2,987,420	2.21

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

Total deposits increased $1.2 billion to $11.4 billion at December 31, 2014, compared to December 31, 2013, primarily as a result of the BCSB and OBA acquisitions combined with an organic increase in transaction accounts, which are comprised of non-interest bearing, savings and NOW accounts (which includes money market deposit accounts). The increase in transaction accounts is a result of the Corporation’s ongoing marketing campaigns designed to attract new customers to the Corporation’s local approach to banking, combined with higher balances being carried by existing customers.

Short-term borrowings, made up of customer repurchase agreements (also referred to as securities sold under repurchase agreements), FHLB advances, federal funds purchased and subordinated notes, increased $0.8 billion to $2.0 billion at December 31, 2014, compared to $1.2 billion at December 31, 2013. This increase was primarily the result of an increase of $0.8 billion in the short-term FHLB advances.

Customer repurchase agreements are the largest component of short-term borrowings. The customer repurchase agreements, which have next day maturities, are sweep accounts utilized by larger commercial customers to earn interest on their funds. At December 31, 2014 and 2013, customer repurchase agreements represented 43.2% and 67.8%, respectively, of total short-term borrowings.

Following is a summary of selected information relating to customer repurchase agreements (dollars in thousands):

At or For the Year Ended December 31	2014	2013	2012
Balance at year-end	$882,696	$841,741	$807,820
Maximum month-end balance	925,659	907,406	925,219
Average balance during year	826,125	794,436	792,131

Weighted average interest rates:
At year-end	0.22%	0.23%	0.28%
During the year	0.22	0.23	0.32

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

The Corporation has an effective shelf registration statement filed with the SEC. Pursuant to this registration statement, the Corporation may, from time to time, issue and sell in one or more offerings any combination of common stock, preferred stock, debt securities or TPS. During November 2013, the Corporation issued 4,693,876 common shares and 4,435,080 Depositary Shares (representing a 1/40th interest in the Non-Cumulative Perpetual Preferred Stock, Series E) in public equity offerings under this registration statement. These equity offerings increased the Corporation’s capital by $161.3 million. The Corporation applied the proceeds from the offerings to the redemption of various Corporation-issued TPS during 2013 and 2014.

The Corporation’s preferred stock pays dividends quarterly when, as and if declared by its board of directors, at a rate of 7.25% per year until February 15, 2024; thereafter, dividends are then paid at a floating rate equal to the three-month LIBOR plus 4.60% per year. Additionally, the preferred stock has no maturity date. The preferred stock is redeemable, in whole or in part, from time to time, on any dividend payment date on or after February 15, 2024, at a redemption price of $1,000 per share, plus any declared and unpaid dividends.

Capital management is a continuous process with capital plans and stress testing for the Corporation and FNBPA updated annually. These capital plans include assessing the adequacy of expected capital levels assuming various scenarios by projecting capital needs for a forecast period of 2-3 years beyond the current year. Both the Corporation and FNBPA are subject to various regulatory capital requirements administered by federal banking agencies. For additional information, see the Regulatory Matters footnote in the Notes to the Consolidated Financial Statements, which is included in Item 8 of this Report. From time to time, the Corporation issues shares initially acquired by the Corporation as treasury stock under its various benefit plans. The Corporation may continue to grow through acquisitions, which can potentially impact its capital position. The Corporation may issue additional preferred stock, common stock or subordinated debt in order to maintain its well-capitalized status.

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

February 27, 2015

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

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014 based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 framework). Based on that assessment, management concluded that, as of December 31, 2014, the Corporation’s internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013 framework). Ernst & Young LLP, independent registered public accounting firm, has issued an attestation report on the Corporation’s internal control over financial reporting.

F.N.B. Corporation

/s/ Vincent J. Delie, Jr.
By: Vincent J. Delie, Jr.
President and Chief Executive Officer

/s/ Vincent J. Calabrese, Jr.
By: Vincent J. Calabrese, Jr.
Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited the accompanying consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the F.N.B. Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of F.N.B. Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), F.N.B. Corporation’s internal controls over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

F.N.B. Corporation

We have audited F.N.B. Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). F.N.B. Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management on F.N.B. Corporation’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, F.N.B. Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of F.N.B. Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of F.N.B. Corporation and subsidiaries and our report dated February 27, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

February 27, 2015

F.N.B. Corporation and Subsidiaries

Consolidated Balance Sheets

Dollars in thousands, except par values

	December 31
	2014	2013
Assets
Cash and due from banks	$196,240	$197,534
Interest bearing deposits with banks	91,153	16,447

Cash and Cash Equivalents	287,393	213,981
Securities available for sale	1,534,065	1,141,650
Securities held to maturity (fair value of $1,468,258 and $1,189,563)	1,453,355	1,199,169
Residential mortgage loans held for sale	6,180	7,138
Loans, net of unearned income of $56,131 and $55,051	11,247,038	9,506,094
Allowance for loan losses	(125,926)	(110,784)

Net Loans	11,121,112	9,395,310
Premises and equipment, net	168,756	154,032
Goodwill	832,213	764,248
Core deposit and other intangible assets, net	47,504	47,608
Bank owned life insurance	301,771	289,402
Other assets	374,741	350,867

Total Assets	$16,127,090	$13,563,405

Liabilities
Deposits:
Non-interest bearing demand	$2,647,623	$2,200,081
Interest bearing demand	4,547,628	3,968,679
Savings	1,575,922	1,423,399
Certificates and other time deposits	2,611,035	2,606,073

Total Deposits	11,382,208	10,198,232
Other liabilities	140,325	130,418
Short-term borrowings	2,041,658	1,241,239
Long-term debt	483,197	143,928
Junior subordinated debt	58,246	75,205

Total Liabilities	14,105,634	11,789,022
Stockholders’ Equity
Preferred stock – $0.01 par value
Authorized – 20,000,000 shares
Issued – 110,877 shares	106,882	106,882
Common stock – $0.01 par value
Authorized – 500,000,000 shares
Issued – 175,450,303 and 159,624,796 shares	1,754	1,592
Additional paid-in capital	1,798,984	1,608,117
Retained earnings	176,120	121,870
Accumulated other comprehensive loss	(46,003)	(56,924)
Treasury stock – 1,458,045 and 657,585 shares at cost	(16,281)	(7,154)

Total Stockholders’ Equity	2,021,456	1,774,383

Total Liabilities and Stockholders’ Equity	$16,127,090	$13,563,405

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Income

Dollars in thousands, except per share data

	Year Ended December 31
	2014	2013	2012
Interest Income
Loans, including fees	$449,502	$390,983	$377,802
Securities:
Taxable	53,877	43,504	46,839
Nontaxable	5,282	5,667	6,680
Dividends	228	103	375
Other	94	129	210

Total Interest Income	508,983	440,386	431,906
Interest Expense
Deposits	29,603	29,441	42,513
Short-term borrowings	5,638	4,423	5,162
Long-term debt	5,784	3,115	3,492
Junior subordinated debt	1,661	7,365	7,888

Total Interest Expense	42,686	44,344	59,055

Net Interest Income	466,297	396,042	372,851
Provision for loan losses	38,648	31,090	31,302

Net Interest Income After Provision for Loan Losses	427,649	364,952	341,549
Non-Interest Income
Impairment losses on securities	—	(27)	(626)
Non-credit related losses on securities not expected to be sold (recognized in other comprehensive income)	—	—	414

Net impairment losses on securities	—	(27)	(212)
Service charges	68,267	68,221	69,546
Trust	19,365	16,751	15,239
Insurance commissions and fees	16,758	16,598	16,426
Securities commissions and fees	11,453	11,286	8,395
Bank owned life insurance	7,716	6,874	6,485
Mortgage banking	3,705	3,452	4,153
Gain on sale of securities	11,717	808	305
Other	19,293	11,815	10,915

Total Non-Interest Income	158,274	135,778	131,252
Non-Interest Expense
Salaries and employee benefits	195,016	179,971	168,219
Net occupancy	32,281	26,474	24,578
Equipment	29,245	25,214	22,320
Amortization of intangibles	9,717	8,407	8,924
Outside services	33,208	30,257	28,038
FDIC insurance	13,258	10,192	8,077
Supplies	7,102	6,887	6,441
State taxes	6,954	4,256	6,162
Telephone	5,710	5,063	5,697
Advertising and promotional	7,824	6,349	4,991
Loan related	4,933	3,945	3,363
Other real estate owned	4,401	3,215	3,268
Merger related	9,611	8,210	7,394
Other	19,993	19,730	21,146

Total Non-Interest Expense	379,253	338,170	318,618

Income Before Income Taxes	206,670	162,560	154,183
Income taxes	62,620	44,756	43,773

Net Income	144,050	117,804	110,410
Preferred stock dividends	8,352	—	—

Net Income Available to Common Stockholders	$135,698	$117,804	$110,410

Net Income per Common Share
Basic	$0.81	$0.81	$0.79

Diluted	$0.80	$0.80	$0.79

Cash Dividends Paid per Common Share	$0.48	$0.48	$0.48

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

Dollars in thousands

	Year Ended December 31
	2014	2013	2012
Net income	$144,050	$117,804	$110,410
Other comprehensive income (loss):
Securities available for sale:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $13,593, $(10,121) and $2,760	25,242	(18,796)	5,125
Reclassification adjustment for gains included in net income, net of tax expense of $(4,101), $(269) and $(216)	(7,616)	(500)	(400)
Derivative instruments:
Unrealized gains (losses) arising during the period, net of tax expense (benefit) of $3,469, $(3,454) and $(92)	6,443	(6,415)	(171)
Pension and postretirement benefit obligations:
Unrealized (losses) gains arising during the period, net of tax (benefit) expense of $(7,080), $8,083 and $(3,031)	(13,148)	15,011	(5,630)

Other comprehensive income (loss)	10,921	(10,700)	(1,076)

Comprehensive income	$154,971	$107,104	$109,334

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity

Dollars in thousands

	Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2012	$—	$1,268	$1,224,572	$32,925	$(45,148)	$(3,418)	$1,210,199
Net income				110,410			110,410
Change in other comprehensive income (loss), net of tax					(1,076)		(1,076)
Dividends declared:
Common stock: $0.48/share				(67,646)			(67,646)
Issuance of common stock		8	6,693			(1,600)	5,101
Issuance of common stock – acquisitions		122	141,192	(377)			140,937
Restricted stock compensation			3,758				3,758
Tax benefit of stock-based compensation			386				386

Balance at December 31, 2012	—	1,398	1,376,601	75,312	(46,224)	(5,018)	1,402,069
Net income				117,804			117,804
Change in other comprehensive income (loss), net of tax					(10,700)		(10,700)
Dividends declared:
Common stock: $0.48/share				(71,246)			(71,246)
Issuance of preferred stock	106,882						106,882
Issuance of common stock		59	58,954			(2,136)	56,877
Issuance of common stock – acquisitions		135	165,994				166,129
Restricted stock compensation			5,242				5,242
Tax benefit of stock-based compensation			1,326				1,326

Balance at December 31, 2013	106,882	1,592	1,608,117	121,870	(56,924)	(7,154)	1,774,383
Net income				144,050			144,050
Change in other comprehensive income (loss), net of tax					10,921		10,921
Dividends declared:
Preferred stock				(8,352)			(8,352)
Common stock: $0.48/share				(81,220)			(81,220)
Issuance of common stock		23	14,524	(228)		(9,127)	5,192
Issuance of common stock – acquisitions		139	170,011				170,150
Restricted stock compensation			3,618				3,618
Tax benefit of stock-based compensation			2,714				2,714

Balance at December 31, 2014	$106,882	$1,754	$1,798,984	$176,120	$(46,003)	$(16,281)	$2,021,456

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Consolidated Statements of Cash Flows

Dollars in thousands

	Year Ended December 31
	2014	2013	2012
Operating Activities
Net income	$144,050	$117,804	$110,410
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation, amortization and accretion	40,119	30,768	31,827
Provision for loan losses	38,648	31,090	31,302
Deferred tax expenses	44,113	15,291	29,251
Net securities gains	(11,717)	(808)	(305)
Other-than-temporary impairment losses on securities	—	27	212
Tax benefit of stock-based compensation	(2,714)	(1,326)	(386)
Loans originated for sale	(162,010)	(219,324)	(255,064)
Loans sold	168,533	243,782	245,474
Gain on sale of loans	(5,565)	(3,845)	(3,887)
Net change in:
Interest receivable	(2,211)	(1,675)	(1,569)
Interest payable	(875)	(2,173)	(3,925)
Securities classified as trading in business combination and sold	241,595	125,800	331,972
Bank owned life insurance	(10,401)	(3,598)	(6,130)
Other, net	(34,746)	14,280	34,848

Net cash flows provided by operating activities	446,819	346,093	544,030

Investing Activities
Net increase in loans	(1,192,618)	(643,568)	(409,590)
Securities available for sale:
Purchases	(829,800)	(375,222)	(924,747)
Sales	175,872	22,047	87,101
Maturities	303,875	345,528	450,064
Securities held to maturity:
Purchases	(475,579)	(373,136)	(526,252)
Sales	4,570	17,428	2,903
Maturities	213,730	285,765	340,401
Purchase of bank owned life insurance	(16)	(10,016)	(25,032)
Withdrawal/surrender of bank owned life insurance	21,968	—	20,891
Increase in premises and equipment	(20,238)	(14,882)	(12,780)
Net cash received in business combinations	59,980	141,637	203,538

Net cash flows used in investing activities	(1,738,256)	(604,419)	(793,503)

Financing Activities
Net change in:
Demand (non-interest bearing and interest bearing) and savings accounts	652,808	458,153	614,100
Time deposits	(292,026)	(312,242)	(337,822)
Short-term borrowings	789,318	143,703	218,904
Increase in long-term debt	385,656	92,583	40,315
Decrease in long-term debt	(62,884)	(113,967)	(197,568)
Decrease in junior subordinated debt	(34,022)	(134,021)	—
Net proceeds from issuance of preferred stock	—	106,882	—
Net proceeds from issuance of common stock	12,857	62,092	8,895
Tax benefit of stock-based compensation	2,714	1,326	386
Cash dividends paid:
Preferred stock	(8,352)	—	—
Common stock	(81,220)	(71,246)	(67,646)

Net cash flows provided by financing activities	1,364,849	233,263	279,564

Net Increase (Decrease) in Cash and Cash Equivalents	73,412	(25,063)	30,091
Cash and cash equivalents at beginning of year	213,981	239,044	208,953

Cash and Cash Equivalents at End of Year	$287,393	$213,981	$239,044

See accompanying Notes to Consolidated Financial Statements

F.N.B. Corporation and Subsidiaries

Notes to Consolidated Financial Statements

Dollars in thousands, except per share data

Nature of Operations

F.N.B. Corporation (the Corporation), headquartered in Pittsburgh, Pennsylvania, is a diversified financial services company operating in six states and three major metropolitan areas, including Pittsburgh, Baltimore, Maryland and Cleveland, Ohio. As of December 31, 2014, the Corporation had 289 banking offices throughout Pennsylvania, Ohio, Maryland and West Virginia. The Corporation provides a full range of commercial banking, consumer banking, insurance and wealth management solutions through its subsidiary network which is led by its largest affiliate, First National Bank of Pennsylvania (FNBPA). Commercial banking solutions include corporate banking, small business banking, investment real estate financing, asset based lending, capital markets and lease financing. Consumer banking products and services include deposit products, mortgage lending, consumer lending and a complete suite of mobile and online banking services. Wealth management services include asset management, private banking and insurance. The Corporation also operates Regency Finance Company (Regency), which had 73 consumer finance offices in Pennsylvania, Ohio, Kentucky and Tennessee as of December 31, 2014.

1.    Summary of Significant Accounting Policies

Basis of Presentation

The Corporation’s accompanying consolidated financial statements and these notes to the financial statements include subsidiaries in which the Corporation has a controlling financial interest. The Corporation owns and operates FNBPA, First National Trust Company, First National Investment Services Company, LLC, F.N.B. Investment Advisors, Inc., First National Insurance Agency, LLC, Regency, Bank Capital Services, LLC, and F.N.B. Capital Corporation, LLC, and includes results for each of these entities in the accompanying consolidated financial statements.

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

Securities acquired in conjunction with acquisitions during 2014, 2013 and 2012 were classified as trading securities and were carried at fair value, with unrealized gains (losses) reflected through the consolidated statement of income. The Corporation both acquired and sold these trading securities during the quarters in which each of the acquisitions occurred. As of December 31, 2014 and 2013, the Corporation did not hold any trading securities.

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

If the Corporation intends to sell the debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis, OTTI shall be recognized in earnings equal to the entire difference between the investments’ amortized cost basis and its fair value.

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

Mortgage Loans Held for Sale and Loan Commitments

Certain residential mortgage loans are originated for sale in the secondary mortgage loan market with the majority sold with servicing rights released. These loans are classified as loans held for sale and are carried at the lower of cost or estimated market value on an aggregate basis. Market value is determined on the basis of rates obtained in the respective secondary market for the type of loan held for sale. Loans are generally sold at a premium or discount from the carrying amount of the loan. Such premium or discount is recognized at the date of sale. Gain or loss on the sale of loans is recorded in non-interest income at the time consideration is received and all other criteria for sales treatment have been met.

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

The Corporation performs a quantitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing updated quantitative factors, the Corporation determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it does not have to perform the two-step goodwill impairment test. Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit under the second step of the goodwill impairment test are judgmental and often involve the use of significant estimates and assumptions. Similarly, estimates and assumptions are used in determining the fair value of other intangible assets. Estimates of fair value are primarily determined using discounted cash flows, market comparisons and recent transactions. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of quantitative assessments of all reporting units, the Corporation concluded that no impairment existed at December 31, 2014. However, future events could cause the Corporation to conclude that goodwill or other intangibles have become impaired, which would result in recording an impairment loss. Any resulting impairment loss could have a material adverse impact on the Corporation’s financial condition and results of operations.

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

Retirement Plans

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

2.    New Accounting Standards

Consolidation

In February 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-02, Consolidation. ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This update modifies the evaluation of whether limited partnerships or similar legal entities are variable interest entities (VIEs) or voting interest entities, eliminates the presumption that a general partner should consolidate a limited partnership and affects the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. The requirements of ASU 2015-02 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-02 either retrospectively or by using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Income Statement

In January 2015, the FASB issued ASU No. 2015-01, Income Statement – Extraordinary and Unusual Items. The FASB issued ASU 2015-01 as part of its Simplification Initiative to reduce complexity in accounting standards. ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The requirements of ASU 2015-01 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply ASU 2015-01 prospectively, or retrospectively to all prior periods presented in the financial statements. The adoption of this update will not have an effect on the financial statements, results of operations or liquidity of the Corporation, as the Corporation has not reported extraordinary items.

Derivatives and Hedging

In November 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging. ASU 2014-16 requires entities that issue or invest in a hybrid financial instrument to separate an embedded derivative feature from the host contract and account for the feature as a derivative according to ASC 815-10 on derivatives and hedging if certain criteria are met. The requirements of ASU 2014-16 are effective for reporting periods beginning after December 15, 2015, with early adoption permitted. The effects of initially adopting ASU 2014-16 should be applied on a modified retrospective basis to existing hybrid financial instruments issued in the form of a share as of the beginning of the fiscal year for which the amendments are effective. Retrospective application is permitted to all relevant prior periods. The adoption of this update is not expected to have a material effect on the financial statements, results of operations or liquidity of the Corporation.

Presentation of Financial Statements

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements – Going Concern. ASU 2014-15 requires management to evaluate whether there is substantial doubt about the entity’s ability to continue as a going concern, and if so, disclose that fact. ASU 2014-15 defines substantial doubt as when it is probable that the entity will be unable to meet its obligations as they become due within one year of the date the financial statements are issued. The guidance states that when making this assessment, management should consider relevant conditions or events that are known or reasonably knowable on the date the financial statements are issued. The requirements of ASU 2014-15 are effective for reporting periods beginning after December 15, 2016, with early adoption permitted. The adoption of this update is not expected to have an effect on the financial statements, results of operations or liquidity of the Corporation.

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

3.    Mergers and Acquisitions

OBA Financial Services, Inc.

On September 19, 2014, the Corporation completed its acquisition of OBA Financial Services, Inc. (OBA), a bank holding company based in Germantown, Maryland. On the acquisition date, the estimated fair values of OBA included $390,153 in assets, $291,393 in loans and $295,922 in deposits. The acquisition was valued at approximately $85,554 and resulted in the Corporation issuing 7,170,037 shares of its common stock in exchange for 4,025,895 shares of OBA common stock. The Corporation also acquired the outstanding stock options of OBA that became fully vested upon the acquisition. The assets and liabilities of OBA were recorded on the Corporation’s consolidated balance sheet at their preliminary estimated fair values as of September 19, 2014, the acquisition date, and OBA’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. OBA’s banking affiliate, OBA Bank, was merged into FNBPA on September 19, 2014. Based on a preliminary purchase price allocation, the Corporation recorded $20,114 in goodwill and $4,304 in core deposit intangibles as a result of the acquisition. These fair value estimates are provisional amounts based on third party valuations that are currently under review. None of the goodwill is deductible for income tax purposes.

BCSB Bancorp, Inc.

On February 15, 2014, the Corporation completed its acquisition of BCSB Bancorp, Inc. (BCSB), a bank holding company based in Baltimore, Maryland. On the acquisition date, the estimated fair values of BCSB included $594,021 in assets, $304,932 in loans and $532,197 in deposits. The acquisition was valued at approximately $80,547 and resulted in the Corporation issuing 6,730,597 shares of its common stock in exchange for 3,235,961 shares of BCSB common stock. The Corporation also acquired the outstanding stock options of BCSB that became fully vested upon the acquisition. The assets and liabilities of BCSB were recorded on the Corporation’s consolidated balance sheet at their fair values as of February 15, 2014, the acquisition date, and BCSB’s results of operations have been included in the Corporation’s consolidated statement of comprehensive income since that date. BCSB’s banking affiliate, Baltimore County Savings Bank, was merged into FNBPA on February 15, 2014. Based on the purchase price allocation, the Corporation recorded $44,963 in goodwill and $6,591 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

PVF Capital Corp.

On October 12, 2013, the Corporation completed its acquisition of PVF Capital Corp. (PVF), a savings and loan holding company based in Solon, Ohio. On the acquisition date, the estimated fair values of PVF included $737,229 in assets, $512,795 in loans and $628,019 in deposits. The acquisition was valued at $109,856 and resulted in the Corporation issuing 8,893,598 shares of its common stock in exchange for 26,119,398 shares of PVF common stock. The Corporation also acquired the outstanding stock options of PVF that became fully vested upon the acquisition. The assets and liabilities of PVF were recorded on the Corporation’s consolidated balance sheets at their fair values as of October 12, 2013, the acquisition date, and PVF’s results of operations have been included in the Corporation’s consolidated statements of comprehensive income since that date. PVF’s banking affiliate, Park View Federal Savings Bank, was merged into FNBPA on October 12, 2013. Based on the purchase price allocation, the Corporation recorded $55,727 in goodwill and $6,867 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

Annapolis Bancorp, Inc.

On April 6, 2013, the Corporation completed its acquisition of Annapolis Bancorp, Inc. (ANNB), a bank holding company based in Annapolis, Maryland. On the acquisition date, the estimated fair values of ANNB included $430,252 in assets, $256,212 in loans and $349,370 in deposits. The acquisition was valued at $56,300 and resulted in the Corporation issuing 4,641,412 shares of its common stock in exchange for 4,060,802 shares of ANNB common stock. The Corporation also acquired the outstanding stock options of ANNB that became fully vested upon the acquisition. Additionally, the Corporation paid $609, or $0.15 per share, to the holders of ANNB common stock as cash consideration due to the collection of a certain loan, as designated in the merger agreement. The assets and liabilities of ANNB were recorded on the Corporation’s consolidated balance sheets at their fair values as of April 6, 2013, the acquisition date, and ANNB’s results of operations have been included in the Corporation’s consolidated statements of comprehensive income since that date. ANNB’s banking affiliate, BankAnnapolis, was merged into FNBPA on April 6, 2013. In conjunction with the acquisition, a warrant issued by ANNB to the U.S. Department of the Treasury (UST) under the Capital Purchase Program (CPP) was assumed by the Corporation and converted into a warrant to purchase up to 342,564 shares of the Corporation’s common stock. The warrant expires January 30, 2019 and has an exercise price of $3.57 per share. Subsequent adjustments related to actual dividends paid by the Corporation have increased the share amount of these warrants to 364,843, with a resulting lower exercise price of $3.38 per share as of December 31, 2014. Based on the purchase price allocation, the Corporation recorded $35,854 in goodwill and $3,775 in core deposit intangibles as a result of the acquisition. None of the goodwill is deductible for income tax purposes.

The following table summarizes the amounts recorded on the consolidated balance sheet as of each of the acquisition dates in conjunction with the acquisitions noted above:

	OBA Financial Services, Inc.	BCSB Bancorp, Inc.	PVF Capital Corp.	Annapolis Bancorp, Inc.
Fair value of consideration paid:
Common stock issued, net of offering costs	$85,554	$80,547	$109,856	$54,065
Warrant assumed	—	—	—	2,235

Total consideration paid	85,554	80,547	109,856	56,300
Fair value of identifiable assets acquired:
Cash and cash equivalents	32,913	26,980	99,738	41,986
Securities	39,891	208,538	47,258	99,309
Loans	291,393	304,932	512,795	256,212
Other intangible assets	4,304	6,591	15,288	3,775
Other assets	21,652	46,980	62,150	28,970

Total identifiable assets acquired	390,153	594,021	737,229	430,252
Fair value of liabilities assumed:
Deposits	295,922	532,197	628,019	349,370
Borrowings	27,602	17,011	37,241	58,204
Other liabilities	1,189	9,229	17,840	2,232

Total liabilities assumed	324,713	558,437	683,100	409,806
Fair value of net identifiable assets acquired	65,440	35,584	54,129	20,446

Goodwill recognized	$20,114	$44,963	$55,727	$35,854

4.    Securities

The amortized cost and fair value of securities are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Available for Sale:
December 31, 2014
U.S. Treasury	$29,604	$78	$—	$29,682
U.S. government-sponsored entities	338,330	742	(1,939)	337,133
Residential mortgage-backed securities:
Agency mortgage-backed securities	546,572	7,548	(35)	554,085
Agency collateralized mortgage obligations	580,601	1,617	(9,047)	573,171
Non-agency collateralized mortgage obligations	1,414	17	—	1,431
Commercial mortgage-backed securities	7,891	—	(11)	7,880
States of the U.S. and political subdivisions	12,713	477	(32)	13,158
Other debt securities	16,615	420	(857)	16,178

Total debt securities	1,533,740	10,899	(11,921)	1,532,718
Equity securities	1,031	316	—	1,347

	$1,534,771	$11,215	$(11,921)	$1,534,065

December 31, 2013
U.S. government-sponsored entities	$336,763	$126	$(5,904)	$330,985
Residential mortgage-backed securities:
Agency mortgage-backed securities	247,880	4,304	(1,303)	250,881
Agency collateralized mortgage obligations	511,098	895	(20,794)	491,199
Non-agency collateralized mortgage obligations	1,747	15	—	1,762
States of the U.S. and political subdivisions	16,842	410	(250)	17,002
Collateralized debt obligations	37,203	4,507	(10,115)	31,595
Other debt securities	16,505	524	(929)	16,100

Total debt securities	1,168,038	10,781	(39,295)	1,139,524
Equity securities	1,444	682	—	2,126

	$1,169,482	$11,463	$(39,295)	$1,141,650

December 31, 2012
U.S. government-sponsored entities	$352,910	$1,676	$(129)	$354,457
Residential mortgage-backed securities:
Agency mortgage-backed securities	267,575	7,575	—	275,150
Agency collateralized mortgage obligations	465,574	4,201	(228)	469,547
Non-agency collateralized mortgage obligations	2,679	50	—	2,729
States of the U.S. and political subdivisions	23,592	1,232	—	24,824
Collateralized debt obligations	34,765	967	(13,276)	22,456
Other debt securities	21,790	695	(972)	21,513

Total debt securities	1,168,885	16,396	(14,605)	1,170,676
Equity securities	1,554	462	(9)	2,007

	$1,170,439	$16,858	$(14,614)	$1,172,683

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities Held to Maturity:
December 31, 2014
U.S. Treasury	$502	$168	$—	$670
U.S. government-sponsored entities	101,602	885	(524)	101,963
Residential mortgage-backed securities:
Agency mortgage-backed securities	677,169	16,712	(346)	693,535
Agency collateralized mortgage obligations	501,965	1,858	(7,329)	496,494
Non-agency collateralized mortgage obligations	4,285	28	—	4,313
Commercial mortgage-backed securities	17,560	179	—	17,739
States of the U.S. and political subdivisions	150,272	3,315	(43)	153,544

	$1,453,355	$23,145	$(8,242)	$1,468,258

December 31, 2013
U.S. Treasury	$503	$99	$—	$602
U.S. government-sponsored entities	43,322	180	(1,151)	42,351
Residential mortgage-backed securities:
Agency mortgage-backed securities	628,681	12,281	(6,032)	634,930
Agency collateralized mortgage obligations	385,408	764	(15,844)	370,328
Non-agency collateralized mortgage obligations	6,852	44	(4)	6,892
Commercial mortgage-backed securities	2,241	124	(37)	2,328
States of the U.S. and political subdivisions	132,162	1,992	(2,022)	132,132

	$1,199,169	$15,484	$(25,090)	$1,189,563

December 31, 2012
U.S. Treasury	$503	$188	$—	$691
U.S. government-sponsored entities	28,731	280	(99)	28,912
Residential mortgage-backed securities:
Agency mortgage-backed securities	780,022	28,783	(1)	808,804
Agency collateralized mortgage obligations	133,976	1,266	—	135,242
Non-agency collateralized mortgage obligations	14,082	130	—	14,212
Commercial mortgage-backed securities	1,024	39	—	1,063
States of the U.S. and political subdivisions	147,713	6,099	—	153,812
Collateralized debt obligations	512	—	(35)	477

	$1,106,563	$36,785	$(135)	$1,143,213

Gross gains and gross losses were realized on securities as follows:

Year Ended December 31	2014	2013	2012
Gross gains	$20,241	$1,200	$1,154
Gross losses	(8,524)	(392)	(849)

	$11,717	$808	$305

During 2014, the Corporation strategically sold its entire portfolio of pooled TPS with net proceeds of $51,540 and a gain of $13,766. These were previously classified as collateralized debt obligations (CDOs) available for sale. Of the 23 pooled securities sold, one was determined to be a disallowed investment under the Volcker Rule (Section 619) of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act), and as such, was required to be disposed of by July 2015. Partially offsetting this gain was a net loss of $2,351 relating to the sale of other securities. By selling these securities, the Corporation strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

As of December 31, 2014, the amortized cost and fair value of securities, by contractual maturities, were as follows:

	Available for Sale		Held to Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$1,794	$1,803
Due from one to five years	378,782	378,123	92,582	92,338
Due from five to ten years	11,592	11,998	75,034	77,029
Due after ten years	6,888	6,030	82,966	85,007

	397,262	396,151	252,376	256,177
Residential mortgage-backed securities:
Agency mortgage-backed securities	546,572	554,085	677,169	693,535
Agency collateralized mortgage obligations	580,601	573,171	501,965	496,494
Non-agency collateralized mortgage obligations	1,414	1,431	4,285	4,313
Commercial mortgage-backed securities	7,891	7,880	17,560	17,739
Equity securities	1,031	1,347	—	—

	$1,534,771	$1,534,065	$1,453,355	$1,468,258

Maturities may differ from contractual terms because borrowers may have the right to call or prepay obligations with or without penalties. Periodic payments are received on residential mortgage-backed securities based on the payment patterns of the underlying collateral.

At December 31, 2014 and 2013, securities with a carrying value of $1,036,380 and $909,548, respectively, were pledged to secure public deposits, trust deposits and for other purposes as required by law. Securities with a carrying value of $892,647 and $860,279 at December 31, 2014 and 2013, respectively, were pledged as collateral for short-term borrowings.

Following are summaries of the fair values and unrealized losses of securities, segregated by length of impairment:

	Less than 12 Months			Greater than 12 Months			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Available for Sale:
December 31, 2014
U.S. government-sponsored entities	7	$89,986	$(275)	7	$99,326	$(1,664)	14	$189,312	$(1,939)
Residential mortgage-backed securities:
Agency mortgage-backed securities	2	45,145	(35)	—	—	—	2	45,145	(35)
Agency collateralized mortgage obligations	9	166,908	(1,238)	16	225,700	(7,809)	25	392,608	(9,047)
Commercial mortgage-backed securities	1	7,880	(11)	—	—	—	1	7,880	(11)
States of the U.S. and political subdivisions	—	—	—	1	1,159	(32)	1	1,159	(32)
Other debt securities	—	—	—	4	6,030	(857)	4	6,030	(857)

	19	$309,919	$(1,559)	28	$332,215	$(10,362)	47	$642,134	$(11,921)

December 31, 2013
U.S. government-sponsored entities	17	$232,962	$(5,904)	—	$—	$—	17	$232,962	$(5,904)
Residential mortgage-backed securities:
Agency mortgage-backed securities	9	108,284	(1,303)	—	—	—	9	108,284	(1,303)
Agency collateralized mortgage obligations	26	389,989	(18,644)	2	34,229	(2,150)	28	424,218	(20,794)
States of the U.S. and political subdivisions	2	3,022	(250)	—	—	—	2	3,022	(250)
Collateralized debt obligations	—	—	—	8	7,965	(10,115)	8	7,965	(10,115)
Other debt securities	—	—	—	4	5,950	(929)	4	5,950	(929)

	54	$734,257	$(26,101)	14	$48,144	$(13,194)	68	$782,401	$(39,295)

	Less than 12 Months			Greater than 12 Months			Total
	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Securities Held to Maturity:
December 31, 2014
U.S. government-sponsored entities	2	$24,989	$(40)	2	$29,516	$(484)	4	$54,505	$(524)
Residential mortgage-backed securities:
Agency mortgage-backed securities	1	1,099	(1)	4	45,042	(345)	5	46,141	(346)
Agency collateralized mortgage obligations	8	104,071	(630)	14	189,642	(6,699)	22	293,713	(7,329)
States of the U.S. and political subdivisions	1	1,427	(4)	4	5,453	(39)	5	6,880	(43)

	12	$131,586	$(675)	24	$269,653	$(7,567)	36	$401,239	$(8,242)

December 31, 2013
U.S. government-sponsored entities	2	$24,513	$(530)	1	$14,378	$(621)	3	$38,891	$(1,151)
Residential mortgage-backed securities:
Agency mortgage-backed securities	24	308,864	(5,942)	1	1,296	(90)	25	310,160	(6,032)
Agency collateralized mortgage obligations	21	301,312	(15,844)	—	—	—	21	301,312	(15,844)
Non-agency collateralized mortgage obligations	3	2,010	(4)	—	—	—	3	2,010	(4)
Commercial mortgage-backed securities	1	984	(37)	—	—	—	1	984	(37)
States of the U.S. and political subdivisions	27	31,537	(2,022)	—	—	—	27	31,537	(2,022)

	78	$669,220	$(24,379)	2	$15,674	$(711)	80	$684,894	$(25,090)

The Corporation does not intend to sell the debt securities and it is not more likely than not the Corporation will be required to sell the securities before recovery of their amortized cost basis.

The Corporation’s unrealized losses on CDOs as of December 31, 2013 related to investments in pooled TPS, all of which were sold during 2014 as previously noted. The Corporation’s remaining portfolio of TPS consists of four single-issuer securities, which are primarily from money-center and large regional banks and are included in other debt securities. These single-issuer TPS had an amortized cost and estimated fair value of $6,887 and $6,030 at December 31, 2014, respectively. The Corporation has concluded from its analysis performed at December 31, 2014 that it is probable that the Corporation will collect all contractual principal and interest payments related to these securities.

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
For the Year Ended December 31, 2014
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

The Corporation did not recognize any impairment losses on securities for the year ended December 31, 2014. The Corporation recognized a net impairment loss of $27 for 2013, due to the write-down of securities that the Corporation deemed to be other-than-temporarily impaired.

States of the U.S. and Political Subdivisions

The Corporation’s municipal bond portfolio of $163,430 as of December 31, 2014 is highly rated with an average entity-specific rating of AA and 99.0% of the portfolio rated A or better. General obligation bonds comprise 99.6% of the portfolio. Geographically, municipal bonds support the Corporation’s primary footprint as 88.6% of the securities are from municipalities located throughout Pennsylvania, Ohio and Maryland. The average holding size of the securities in the municipal bond portfolio is $1,143. In addition to the strong stand-alone ratings, 86.0% of the municipalities have some formal credit enhancement insurance that strengthens the creditworthiness of their issue. Management also reviews the credit profile of each issuer on a quarterly basis.

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

At December 31, 2014 and 2013, the Corporation’s FHLB stock totaled $54,751 and $23,636, respectively, and is included in other assets on the balance sheet. The Corporation accounts for the stock in accordance with ASC 325, which requires the investment to be carried at cost and evaluated for impairment based on the ultimate recoverability of the par value. Due to the continued improvement of the FHLB’s financial performance and stability over the past several years, along with quarterly cash dividends in 2013 and 2014, the Corporation believes its holdings in the stock are ultimately recoverable at par value and, therefore, determined that FHLB stock was not other-than-temporarily impaired. In addition, the Corporation has ample liquidity and does not require redemption of its FHLB stock in the foreseeable future.

6.    Loans and Allowance for Loan Losses

Following is a summary of loans, net of unearned income:

	Originated Loans	Acquired Loans	Total Loans
December 31, 2014
Commercial real estate	$3,031,810	$783,898	$3,815,708
Commercial and industrial	2,197,793	120,222	2,318,015
Commercial leases	177,824	—	177,824

Total commercial loans and leases	5,407,427	904,120	6,311,547
Direct installment	1,579,770	64,851	1,644,621
Residential mortgages	817,586	445,467	1,263,053
Indirect installment	873,645	1,906	875,551
Consumer lines of credit	946,427	164,549	1,110,976
Other	41,290	—	41,290

	$9,666,145	$1,580,893	$11,247,038

December 31, 2013
Commercial real estate	$2,640,428	$604,781	$3,245,209
Commercial and industrial	1,761,668	119,806	1,881,474
Commercial leases	158,895	—	158,895

Total commercial loans and leases	4,560,991	724,587	5,285,578
Direct installment	1,387,995	79,241	1,467,236
Residential mortgages	678,227	408,512	1,086,739
Indirect installment	649,701	5,886	655,587
Consumer lines of credit	832,668	133,103	965,771
Other	45,183	—	45,183

	$8,154,765	$1,351,329	$9,506,094

The carrying amount of acquired loans at December 31, 2014 totaled $1,572,919 including purchased credit-impaired (PCI) loans with a carrying amount of $9,556, while the carrying amount of acquired loans at

December 31, 2013 totaled $1,345,429, including PCI loans with a carrying amount of $21,192. The outstanding contractual balance receivable of acquired loans at December 31, 2014 totaled $1,675,661, including PCI loans with an outstanding contractual balance receivable of $22,146, while the outstanding contractual balance receivable of acquired loans at December 31, 2013 totaled $1,449,227, including PCI loans with an outstanding contractual balance receivable of $56,500.

Commercial real estate includes both owner-occupied and non-owner-occupied loans secured by commercial properties. Commercial and industrial includes loans to businesses that are not secured by real estate. Commercial leases are made for new or used equipment. Direct installment is comprised of fixed-rate, closed-end consumer loans for personal, family or household use, such as home equity loans and automobile loans. Residential mortgages consist of conventional and jumbo mortgage loans for non-commercial properties. Indirect installment is comprised of loans originated by third parties and underwritten by the Corporation, primarily automobile loans. Consumer lines of credit include home equity lines of credit (HELOC) and consumer lines of credit that are either unsecured or secured by collateral other than home equity. Other is comprised primarily of credit cards, mezzanine loans and student loans.

The loan portfolio consists principally of loans to individuals and small- and medium-sized businesses within the Corporation’s primary market area of Pennsylvania, eastern Ohio, Maryland and northern West Virginia. The total loan portfolio contains consumer finance loans to individuals in Pennsylvania, Ohio, Tennessee and Kentucky, which totaled $180,588 or 1.6% of total loans at December 31, 2014, compared to $179,970 or 1.9% of total loans at December 31, 2013. Due to the relative size of the consumer finance loan portfolio, they are not segregated from other consumer loans.

As of December 31, 2014, 41.6% of the commercial real estate loans were owner-occupied, while the remaining 58.4% were non-owner-occupied, compared to 43.1% and 56.9%, respectively, as of December 31, 2013. As of December 31, 2014 and 2013, the Corporation had commercial construction loans of $296,156 and $252,842, respectively, representing 2.6% and 2.7% of total loans at those respective dates. As of December 31, 2014 and 2013, there were no concentrations of loans relating to any industry in excess of 10% of total loans.

The Corporation has extended credit to certain directors and executive officers and their related interests. These related-party loans were made in the ordinary course of business under normal credit terms and do not involve more than a normal risk of collection. Following is an analysis of these loans to related parties:

Total loans at December 31, 2013	$44,223
New loans	7,742
Repayments	(5,792)
Other	(3,910)

Total loans at December 31, 2014	$42,263

Other represents the net change in loan balances resulting from changes in related parties during 2014.

ASC 310-30 Loans

All loans acquired in acquisitions since 2009, except for revolving loans, are accounted for in accordance with ASC 310-30. Revolving loans are accounted for under ASC 310-20. The Corporation’s allowance for loan losses for acquired loans reflects only those losses incurred after acquisition.

The following table reflects amounts at acquisition for all purchased loans subject to ASC 310-30 (impaired and non-impaired) acquired from OBA and BCSB in 2014 and PVF and ANNB in 2013:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Acquired from OBA and BCSB in 2014
Contractually required cash flows at acquisition	$16,679	$663,379	$680,058
Non-accretable difference (expected losses and foregone interest)	(8,299)	(25,441)	(33,740)

Cash flows expected to be collected at acquisition	8,380	637,938	646,318
Accretable yield	(1,214)	(123,787)	(125,001)

Basis in acquired loans at acquisition	$7,166	$514,151	$521,317

Acquired from PVF and ANNB in 2013
Contractually required cash flows at acquisition	$40,972	$796,114	$837,086
Non-accretable difference (expected losses and foregone interest)	(23,207)	(52,992)	(76,199)

Cash flows expected to be collected at acquisition	17,765	743,122	760,887
Accretable yield	(2,505)	(112,847)	(115,352)

Basis in acquired loans at acquisition	$15,260	$630,275	$645,535

The following table provides a summary of change in accretable yield for all acquired loans:

	Acquired Impaired Loans	Acquired Performing Loans	Total
Year Ended December 31, 2014
Balance at beginning of period	$7,456	$298,190	$305,646
Acquisitions	1,214	123,787	125,001
Reduction due to unexpected early payoffs	—	(48,556)	(48,556)
Reclass from non-accretable difference (1)	5,231	24,412	29,643
Disposals/transfers	(2,938)	(2,575)	(5,513)
Accretion	(6,892)	(67,430)	(74,322)

Balance at end of period	$4,071	$327,828	$331,899

Year Ended December 31, 2013
Balance at beginning of period	$778	$253,375	$254,153
Acquisitions	2,505	112,847	115,352
Reduction due to unexpected early payoffs	—	(42,582)	(42,582)
Reclass from non-accretable difference	8,097	8,296	16,393
Disposals/transfers	(368)	(224)	(592)
Accretion	(3,556)	(33,522)	(37,078)

Balance at end of period	$7,456	$298,190	$305,646

(1)	86.0% of the 2014 reclass from non-accretable difference represents improvements in future expected cash flows pertaining to acquired loan balances still outstanding at December 31, 2014. Of these improvements, 58.0% were within the consumer portfolio (comprised of direct installment, residential mortgages, indirect installment, consumer lines of credit and other loans) and 28.0% were within the commercial portfolio. The remaining 14.0% represents improvements in actual cash flows received in excess of expected cash flows on loans paid off or sold.

Purchased Credit-Impaired Loans

The Corporation has acquired loans for which there was evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

Following is information about PCI loans identified in the Corporation’s acquisition of OBA:

	At Acquisition	December 31, 2014
Outstanding balance	$6,209	$4,392
Carrying amount	2,826	2,136
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	—
Allowance reduction recognized since acquisition	n/a	—

Following is information about PCI loans identified in the Corporation’s acquisition of BCSB:

	At Acquisition	December 31, 2014
Outstanding balance	$10,470	$—
Carrying amount	4,340	—
Allowance for loan losses	n/a	—
Impairment recognized since acquisition	n/a	276
Allowance reduction recognized since acquisition	n/a	—

Following is information about the Corporation’s PCI loans:

	Outstanding Balance	Non-Accretable Difference	Expected Cash Flows	Accretable Yield	Recorded Investment
For the Year Ended December 31, 2014
Balance at beginning of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192
Acquisitions	16,679	(8,299)	8,380	(1,214)	7,166
Accretion	—	—	—	6,892	6,892
Payments received	(24,230)	1,794	(22,436)	—	(22,436)
Reclass from non-accretable difference	—	5,231	5,231	(5,231)	—
Disposals/transfers	(29,297)	22,761	(6,536)	2,938	(3,598)
Contractual interest	2,494	(2,494)	—	—	—

Balance at end of period	$22,146	$(7,859)	$14,287	$(4,071)	$10,216

For the Year Ended December 31, 2013
Balance at beginning of period	$41,134	$(23,733)	$17,401	$(778)	$16,623
Acquisitions	42,031	(24,266)	17,765	(2,505)	15,260
Accretion	—	—	—	3,556	3,556
Payments received	(10,670)	1,345	(9,325)	—	(9,325)
Reclass from non-accretable difference	—	8,097	8,097	(8,097)	—
Disposals/transfers	(18,695)	14,405	(4,290)	368	(3,922)
Contractual interest	2,700	(2,700)	—	—	—

Balance at end of period	$56,500	$(26,852)	$29,648	$(7,456)	$22,192

The accretion in the table above includes $3,820 in 2014 and $440 in 2013 that primarily represents payoffs received on certain loans in excess of expected cash flows.

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

Following is a summary of non-performing assets:

December 31	2014	2013
Non-accrual loans	$45,113	$58,755
Troubled debt restructurings	23,439	18,698

Total non-performing loans	68,552	77,453
Other real estate owned (OREO)	41,466	40,681

Total non-performing loans and OREO	110,018	118,134
Non-performing investments	—	797

Total non-performing assets	$110,018	$118,931

Asset quality ratios:
Non-performing loans as a percent of total loans	0.61%	0.81%
Non-performing loans + OREO as a percent of total loans + OREO	0.97%	1.24%
Non-performing assets as a percent of total assets	0.68%	0.88%

The following tables provide an analysis of the aging of loans by class segregated by loans originated and loans acquired:

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non-Accrual	Total Past Due	Current	Total Loans
Originated loans:
December 31, 2014
Commercial real estate	$9,601	$313	$24,132	$34,046	$2,997,764	$3,031,810
Commercial and industrial	2,446	3	8,310	10,759	2,187,034	2,197,793
Commercial leases	961	43	722	1,726	176,098	177,824

Total commercial loans and leases	13,008	359	33,164	46,531	5,360,896	5,407,427
Direct installment	9,333	3,617	7,117	20,067	1,559,703	1,579,770
Residential mortgages	8,709	3,891	2,964	15,564	802,022	817,586
Indirect installment	7,804	684	1,149	9,637	864,008	873,645
Consumer lines of credit	2,408	562	719	3,689	942,738	946,427
Other	13	135	—	148	41,142	41,290

	$41,275	$9,248	$45,113	$95,636	$9,570,509	$9,666,145

December 31, 2013
Commercial real estate	$5,428	$252	$40,960	$46,640	$2,593,788	$2,640,428
Commercial and industrial	2,066	8	6,643	8,717	1,752,951	1,761,668
Commercial leases	714	—	734	1,448	157,447	158,895

Total commercial loans and leases	8,208	260	48,337	56,805	4,504,186	4,560,991
Direct installment	9,038	3,753	4,686	17,477	1,370,518	1,387,995
Residential mortgages	12,681	2,401	4,260	19,342	658,885	678,227
Indirect installment	5,653	471	1,060	7,184	642,517	649,701
Consumer lines of credit	1,737	1,076	412	3,225	829,443	832,668
Other	25	10	—	35	45,148	45,183

	$37,342	$7,971	$58,755	$104,068	$8,050,697	$8,154,765

	30-89 Days Past Due	≥ 90 Days Past Due and Still Accruing	Non- Accrual	Total Past Due (1)(2)	Current	Discount	Total Loans
Acquired Loans:
December 31, 2014
Commercial real estate	$12,076	$12,368	—	$24,444	$799,991	$(40,537)	$783,898
Commercial and industrial	687	1,968	—	2,655	127,535	(9,968)	120,222
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	12,763	14,336	—	27,099	927,526	(50,505)	904,120
Direct installment	2,670	1,443	—	4,113	59,532	1,206	64,851
Residential mortgages	8,159	19,936	—	28,095	456,810	(39,438)	445,467
Indirect installment	38	30	—	68	2,179	(341)	1,906
Consumer lines of credit	1,048	2,279	—	3,327	166,912	(5,690)	164,549
Other	—	—	—	—	—	—	—

	$24,678	$38,024	—	$62,702	$1,612,959	$(94,768)	$1,580,893

December 31, 2013
Commercial real estate	$13,637	$20,668	—	$34,305	$619,197	$(48,721)	$604,781
Commercial and industrial	1,860	1,899	—	3,759	124,415	(8,368)	119,806
Commercial leases	—	—	—	—	—	—	—

Total commercial loans and leases	15,497	22,567	—	38,064	743,612	(57,089)	724,587
Direct installment	1,447	1,178	—	2,625	74,917	1,699	79,241
Residential mortgages	11,464	19,298	—	30,762	412,704	(34,954)	408,512
Indirect installment	205	31	—	236	6,267	(617)	5,886
Consumer lines of credit	1,592	2,749	—	4,341	135,699	(6,937)	133,103
Other	—	—	—	—	—	—	—

	$30,205	$45,823	—	$76,028	$1,373,199	$(97,898)	$1,351,329

(1)	Past due information for loans acquired is based on the contractual balance outstanding at December 31, 2014 and 2013.

(2)	Acquired loans are considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if the Corporation can reasonably estimate the timing and amount of expected cash flows on such loans. Accordingly, the Corporation does not consider acquired contractually delinquent loans to be non-accrual or non-performing and continues to recognize interest income on these loans using the accretion method.

The Corporation utilizes the following categories to monitor credit quality within its commercial loan portfolio:

Rating Category	Definition
Pass	in general, the condition of the borrower and the performance of the loan is satisfactory or better

Special Mention	in general, the condition of the borrower has deteriorated, requiring an increased level of monitoring

Substandard	in general, the condition of the borrower has significantly deteriorated and the performance of the loan could further deteriorate if deficiencies are not corrected

Doubtful	in general, the condition of the borrower has significantly deteriorated and the collection in full of both principal and interest is highly questionable or improbable

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

The following tables present a summary of the Corporation’s commercial loans by credit quality category segregated by loans originated and loans acquired:

	Commercial Loan Credit Quality Categories
	Pass	Special Mention	Substandard	Doubtful	Total
Originated Loans:
December 31, 2014
Commercial real estate	$2,890,830	$58,630	$81,951	$399	$3,031,810
Commercial and industrial	2,085,893	71,420	39,684	796	2,197,793
Commercial leases	174,677	2,198	949	—	177,824

	$5,151,400	$132,248	$122,584	$1,195	$5,407,427

December 31, 2013
Commercial real estate	$2,476,988	$56,140	$106,599	$701	$2,640,428
Commercial and industrial	1,611,530	97,675	52,322	141	1,761,668
Commercial leases	155,991	1,945	959	—	158,895

	$4,244,509	$155,760	$159,880	$842	$4,560,991

Acquired Loans:
December 31, 2014
Commercial real estate	$610,260	$73,891	$99,747	—	$783,898
Commercial and industrial	103,862	3,506	12,854	—	120,222
Commercial leases	—	—	—	—	—

	$714,122	$77,397	$112,601	—	$904,120

December 31, 2013
Commercial real estate	$442,604	$74,315	$85,086	$2,776	$604,781
Commercial and industrial	100,743	6,182	12,866	15	119,806
Commercial leases	—	—	—	—	—

	$543,347	$80,497	$97,952	$2,791	$724,587

Credit quality information for acquired loans is based on the contractual balance outstanding at December 31, 2014 and 2013. The increase in acquired loans in 2014 relates to the OBA and BCSB acquisitions on September 19, 2014 and February 15, 2014, respectively.

The Corporation uses delinquency transition matrices within the consumer and other loan classes to enable management to estimate a quantitative portion of credit risk. Each month, management analyzes payment and volume activity, FICO scores and other external factors such as unemployment, to determine how consumer loans are performing.

Following is a table showing originated consumer and other loans by payment status:

	Consumer Loan Credit Quality by Payment Status
	Performing	Non-Performing	Total
December 31, 2014
Direct installment	$1,565,090	$14,680	$1,579,770
Residential mortgages	802,522	15,064	817,586
Indirect installment	872,340	1,305	873,645
Consumer lines of credit	944,631	1,796	946,427
Other	41,290	—	41,290

December 31, 2013
Direct installment	$1,377,418	$10,577	$1,387,995
Residential mortgages	664,214	14,013	678,227
Indirect installment	648,499	1,202	649,701
Consumer lines of credit	832,071	597	832,668
Other	45,183	—	45,183

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

Following is a summary of information pertaining to originated loans considered to be impaired, by class of loans:

At or For the Year Ended December 31, 2014	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no specific allowance recorded:
Commercial real estate	$25,443	$33,640	$—	$25,080
Commercial and industrial	7,609	9,417	—	7,553
Commercial leases	722	722	—	686

Total commercial loans and leases	33,774	43,779	—	33,319
Direct installment	14,680	14,987	—	14,248
Residential mortgages	15,064	16,791	—	16,924
Indirect installment	1,305	1,467	—	1,399
Consumer lines of credit	1,796	1,803	—	1,793
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	883	943	399	5,727
Commercial and industrial	1,948	1,995	780	1,957
Commercial leases	—	—	—	—

Total commercial loans and leases	2,831	2,938	1,179	7,684
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	$26,326	$34,583	$399	$30,807
Commercial and industrial	9,557	11,412	780	9,510
Commercial leases	722	722	—	686

Total commercial loans and leases	36,605	46,717	1,179	41,003
Direct installment	14,680	14,987	—	14,248
Residential mortgages	15,064	16,791	—	16,924
Indirect installment	1,305	1,467	—	1,399
Consumer lines of credit	1,796	1,803	—	1,793
Other	—	—	—	—

At or For the Year Ended December 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
With no specific allowance recorded:
Commercial real estate	$40,472	$62,034	$—	$37,376
Commercial and industrial	7,301	8,669	—	8,304
Commercial leases	734	734	—	758

Total commercial loans and leases	48,507	71,437	—	46,438
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—
With a specific allowance recorded:
Commercial real estate	3,603	3,818	701	14,379
Commercial and industrial	122	130	123	126
Commercial leases	—	—	—	—

Total commercial loans and leases	3,725	3,948	824	14,505
Direct installment	—	—	—	—
Residential mortgages	—	—	—	—
Indirect installment	—	—	—	—
Consumer lines of credit	—	—	—	—
Other	—	—	—	—
Total:
Commercial real estate	44,075	65,852	701	51,755
Commercial and industrial	7,423	8,799	123	8,430
Commercial leases	734	734	—	758

Total commercial loans and leases	52,232	75,385	824	60,943
Direct installment	10,577	10,830	—	10,557
Residential mortgages	14,012	14,560	—	13,565
Indirect installment	1,202	2,633	—	1,127
Consumer lines of credit	597	668	—	573
Other	—	—	—	—

Interest income is generally no longer recognized once a loan becomes impaired.

The above tables do not include PCI loans with a recorded investment of $10,216 at December 31, 2014 and $22,192 at December 31, 2013. These tables do not reflect the additional allowance for loan losses relating to acquired loans in the following pools and categories: commercial real estate of $3,286; commercial and industrial of $1,484; direct installment of $1,847; residential mortgages of $858; indirect installment of $232; and consumer lines of credit of $267, totaling $7,974 at December 31, 2014 and commercial real estate of $3,093; commercial and industrial of $786; direct installment of $727; residential mortgages of $970 and indirect installment of $324, totaling $5,900 at December 31, 2013.

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

Following is a summary of the composition of total TDRs:

December 31	2014	2013
Accruing:
Performing	$9,441	$10,220
Non-performing	23,439	18,698
Non-accrual	8,272	12,705

	$41,152	$41,623

TDRs that are accruing and performing include loans that met the criteria for non-accrual of interest prior to restructuring for which the Corporation can reasonably estimate the timing and amount of the expected cash flows on such loans and for which the Corporation expects to fully collect the new carrying value of the loans. During 2014, the Corporation returned to performing status $2,987 in restructured residential mortgage loans that have consistently met their modified obligations for more than six months. TDRs that are accruing and non-performing are comprised of consumer loans that have not demonstrated a consistent repayment pattern on the modified terms for more than six months, however it is expected that the Corporation will collect all future principal and interest payments. TDRs that are on non-accrual are not placed on accruing status until all delinquent principal and interest have been paid and the ultimate collectability of the remaining principal and interest is reasonably assured. Some loan modifications classified as TDRs may not ultimately result in the full collection of principal and interest, as modified, and may result in potential incremental losses which are factored into the allowance for loan losses.

Excluding purchased impaired loans, commercial loans over $500 whose terms have been modified in a TDR are generally placed on non-accrual, individually analyzed and measured for estimated impairment based on the fair value of the underlying collateral. The Corporation’s allowance for loan losses included specific reserves for commercial TDRs of $371 and $561 at December 31, 2014 and 2013, respectively, and pooled reserves for individual loans under $500 of $1,215 and $193 for those same respective periods, based on loan segment loss given default. Upon default, the amount of the recorded investment in the TDR in excess of the fair value of the collateral, less estimated selling costs, is generally considered a confirmed loss and is charged-off against the allowance for loan losses.

All other classes of loans, which are primarily secured by residential properties, whose terms have been modified in a TDR are pooled and measured for estimated impairment based on the expected net present value of the estimated future cash flows of the pool. The Corporation’s allowance for loan losses included pooled reserves for these classes of loans of $3,448 and $1,005 at December 31, 2014 and 2013, respectively. Upon default of an individual loan, the Corporation’s charge-off policy is followed accordingly for that class of loan.

The majority of TDRs are the result of interest rate concessions for a limited period of time. Following is a summary of loans, by class, that have been restructured:

Year Ended December 31	2014			2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial real estate	11	$2,946	$2,282	10	$4,439	$3,588
Commercial and industrial	4	573	540	—	—	—
Commercial leases	—	—	—	—	—	—

Total commercial loans and leases	15	3,519	2,822	10	4,439	3,588
Direct installment	522	5,742	5,422	409	4,198	3,971
Residential mortgages	46	2,456	2,357	54	2,464	2,366
Indirect installment	24	70	66	28	117	107
Consumer lines of credit	41	1,089	1,037	19	148	143
Other	—	—	—	—	—	—

	648	$12,876	$11,704	520	$11,366	$10,175

Following is a summary of TDRs, by class of loans, for which there was a payment default, excluding loans that were either charged-off or cured by period end. Default occurs when a loan is 90 days or more past due and is within 12 months of restructuring.

Year Ended December 31	2014		2013
	Number of Contracts	Recorded Investment (1)	Number of Contracts	Recorded Investment (1)
Commercial real estate	—	$—	1	$737
Commercial and industrial	—	—	1	12
Commercial leases	—	—	—	—

Total commercial loans and leases	—	—	2	749
Direct installment	97	728	76	380
Residential mortgages	4	151	7	303
Indirect installment	7	16	6	36
Consumer lines of credit	1	50	1	85
Other	—	—	—	—

	109	$945	92	$1,553

(1)	The recorded investment is as of period end.

Allowance for Loan Losses

Following is a summary of changes in the allowance for loan losses, by loan class:

	Balance at Beginning of Year	Charge- Offs	Recoveries	Net Charge- Offs	Provision for Loan Losses	Balance at End of Year
Year Ended December 31, 2014
Commercial real estate	$32,548	$(6,568)	$2,351	$(4,217)	$9,257	$37,588
Commercial and industrial	32,603	(3,454)	1,412	(2,042)	2,084	32,645
Commercial leases	1,903	(415)	105	(310)	805	2,398

Total commercial loans and leases	67,054	(10,437)	3,868	(6,569)	12,146	72,631
Direct installment	17,824	(9,600)	1,163	(8,437)	11,151	20,538
Residential mortgages	5,836	(760)	74	(686)	2,874	8,024
Indirect installment	6,409	(3,627)	875	(2,752)	3,847	7,504
Consumer lines of credit	7,231	(1,495)	218	(1,277)	2,542	8,496
Other	530	(1,329)	24	(1,305)	1,534	759

Total allowance on originated loans	104,884	(27,248)	6,222	(21,026)	34,094	117,952

Purchased credit-impaired loans	1,000	(2,614)	1	(2,613)	2,273	660
Other acquired loans	4,900	(873)	1,006	133	2,281	7,314

Total allowance on acquired loans	5,900	(3,487)	1,007	(2,480)	4,554	7,974

Total allowance	$110,784	$(30,735)	$7,229	$(23,506)	$38,648	$125,926

Year Ended December 31, 2013
Commercial real estate	$34,810	$(5,465)	$1,799	$(3,666)	$1,404	$32,548
Commercial and industrial	31,849	(5,124)	2,108	(3,016)	3,770	32,603
Commercial leases	1,744	(432)	179	(253)	412	1,903

Total commercial loans and leases	68,403	(11,021)	4,086	(6,935)	5,586	67,054
Direct installment	15,130	(9,059)	931	(8,128)	10,822	17,824
Residential mortgages	5,155	(1,345)	162	(1,183)	1,864	5,836
Indirect installment	5,449	(3,337)	773	(2,564)	3,524	6,409
Consumer lines of credit	6,057	(1,974)	274	(1,700)	2,874	7,231
Other	—	(965)	—	(965)	1,495	530

Total allowance on originated loans	100,194	(27,701)	6,226	(21,475)	26,165	104,884

Purchased credit-impaired loans	759	(299)	—	(299)	540	1,000
Other acquired loans	3,421	(2,530)	(376)	(2,906)	4,385	4,900

Total allowance on acquired loans	4,180	(2,829)	(376)	(3,205)	4,925	5,900

Total allowance	$104,374	$(30,530)	$5,850	$(24,680)	$31,090	$110,784

Year Ended December 31, 2012
Commercial real estate	$43,283	$(8,688)	$1,765	$(6,923)	$(1,550)	$34,810
Commercial and industrial	25,476	(8,098)	693	(7,405)	13,778	31,849
Commercial leases	1,556	(509)	224	(285)	473	1,744

Total commercial loans and leases	70,315	(17,295)	2,682	(14,613)	12,701	68,403
Direct installment	14,814	(7,875)	942	(6,933)	7,249	15,130
Residential mortgages	4,437	(1,050)	194	(856)	1,574	5,155
Indirect installment	5,503	(2,926)	605	(2,321)	2,267	5,449
Consumer lines of credit	5,447	(2,137)	234	(1,903)	2,513	6,057
Other	146	(1,039)	14	(1,025)	879	—

Total allowance on originated loans	100,662	(32,322)	4,671	(27,651)	27,183	100,194

Purchased credit-impaired loans	—	—	—	—	759	759
Other acquired loans	—	(254)	315	61	3,360	3,421

Total allowance on acquired loans	—	(254)	315	61	4,119	4,180

Total allowance	$100,662	$(32,576)	$4,986	$(27,590)	$31,302	$104,374

Following is a summary of the individual and collective originated allowance for loan losses and corresponding originated loan balances by class:

	Allowance		Loans Outstanding
	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Originated Loans	Individually Evaluated for Impairment	Collectively Evaluated for Impairment
December 31, 2014
Commercial real estate	$399	$37,189	$3,031,810	$13,952	$3,017,858
Commercial and industrial	780	31,865	2,197,793	5,837	2,191,956
Commercial leases	—	2,398	177,824	—	177,824

Total commercial loans and leases	1,179	71,452	5,407,427	19,789	5,387,638
Direct installment	—	20,538	1,579,770	—	1,579,770
Residential mortgages	—	8,024	817,586	—	817,586
Indirect installment	—	7,504	873,645	—	873,645
Consumer lines of credit	—	8,496	946,427	—	946,427
Other	—	759	41,290	—	41,290

	$1,179	$116,773	$9,666,145	$19,789	$9,646,356

December 31, 2013
Commercial real estate	$701	$31,847	$2,640,428	$30,133	$2,610,295
Commercial and industrial	123	32,480	1,761,668	4,243	1,757,425
Commercial leases	—	1,903	158,895	—	158,895

Total commercial loans and leases	824	66,230	4,560,991	34,376	4,526,615
Direct installment	—	17,824	1,387,995	—	1,387,995
Residential mortgages	—	5,836	678,227	—	678,227
Indirect installment	—	6,409	649,701	—	649,701
Consumer lines of credit	—	7,231	832,668	—	832,668
Other	—	530	45,183	—	45,183

	$824	$104,060	$8,154,765	$34,376	$8,120,389

The above table excludes acquired loans that were pooled into groups of loans for evaluating impairment.

7.    Premises and Equipment

Following is a summary of premises and equipment:

December 31	2014	2013
Land	$35,473	$34,234
Premises	150,868	135,633
Equipment	117,223	117,228

	303,564	287,095
Accumulated depreciation	(134,808)	(133,063)

	$168,756	$154,032

Depreciation expense for premises and equipment was $18,671 for 2014, $15,558 for 2013 and $13,937 for 2012.

The Corporation has operating leases extending to 2045 for certain land, office locations and equipment, many of which have renewal options. Leases that expire are generally expected to be replaced by other leases. Lease costs are expensed in accordance with ASC 840, Leases, taking into account escalation clauses. Rental expense was $14,564 for 2014, $10,443 for 2013 and $8,784 for 2012.

Total minimum rental commitments under such leases were $83,890 at December 31, 2014. Following is a summary of future minimum lease payments for years following December 31, 2014:

2015	$12,710
2016	11,646
2017	10,631
2018	9,082
2019	6,629
Later years	33,192

8.    Goodwill and Other Intangible Assets

The following table shows a rollforward of goodwill by line of business:

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Total
Balance at January 1, 2013	$656,776	$8,020	$8,950	$1,809	$675,555
Goodwill additions	88,693	—	—	—	88,693

Balance at December 31, 2013	745,469	8,020	8,950	1,809	764,248
Goodwill additions	67,965	—	—	—	67,965

Balance at December 31, 2014	$813,434	$8,020	$8,950	$1,809	$832,213

The Corporation recorded goodwill during 2014 and 2013 as a result of the purchase accounting adjustments relating to the various acquisitions described in the “Mergers and Acquisitions” footnote in this Report.

The following table shows a summary of core deposit intangibles, customer and renewal lists and other intangible assets:

	Core Deposit Intangibles	Customer and Renewal Lists	Other Intangible Assets	Total Finite- lived Intangibles
December 31, 2014
Gross carrying amount	$108,593	$10,970	$11,691	$131,254
Accumulated amortization	(71,818)	(7,099)	(4,833)	(83,750)

	$36,775	$3,871	$6,858	$47,504

December 31, 2013
Gross carrying amount	$97,698	$10,970	$10,380	$119,048
Accumulated amortization	(62,793)	(6,407)	(2,240)	(71,440)

	$34,905	$4,563	$8,140	$47,608

Core deposit intangibles are being amortized primarily over 10 years using straight-line and accelerated methods. Customer and renewal lists and other intangible assets are being amortized over their estimated useful lives, which range from eight to twelve years.

Amortization expense on finite-lived intangible assets totaled $9,717 for 2014, $8,407 for 2013 and $8,924 for 2012. Following is a summary of the expected amortization expense on finite-lived intangible assets, assuming no new additions, for each of the five years following December 31, 2014:

2015	$8,092
2016	6,837
2017	5,993
2018	4,424
2019	3,832

Goodwill and other intangible assets are reviewed annually for impairment, and more frequently if impairment indicators exist. The Corporation completed this review in 2014 and 2013 and determined that its intangible assets are not impaired.

9.    Deposits

Following is a summary of deposits:

December 31	2014	2013
Non-interest bearing demand	$2,647,623	$2,200,081
Interest bearing demand	4,547,628	3,968,679
Savings	1,575,922	1,423,399
Certificates and other time deposits	2,611,035	2,606,073

	$11,382,208	$10,198,232

Time deposits of $250,000 or more were $228,810 and $210,983 at December 31, 2014 and 2013, respectively. Time deposits of $100,000 or more were $895,505 and $857,470 at December 31, 2014 and 2013, respectively. Following is a summary of the time deposits of $100,000 or more by remaining maturity at December 31, 2014:

	Certificates of Deposit	Other Time Deposits	Total
Three months or less	$116,203	$17,752	$133,955
Three to six months	120,411	14,970	135,381
Six to twelve months	159,483	25,871	185,354
Over twelve months	322,572	118,243	440,815

	$718,669	$176,836	$895,505

Following is a summary of the scheduled maturities of certificates and other time deposits for the years following December 31, 2014:

2015	$1,412,807
2016	501,143
2017	277,148
2018	149,668
2019	185,642
Later years	84,627

10.    Short-Term Borrowings

Following is a summary of short-term borrowings:

December 31	2014	2013
Securities sold under repurchase agreements	$882,696	$841,741
Federal Home Loan Bank advances	820,000	—
Federal funds purchased	210,000	270,000
Subordinated notes	128,962	129,498

	$2,041,658	$1,241,239

Securities sold under repurchase agreements are comprised of customer repurchase agreements, which are sweep accounts with next day maturities utilized by larger commercial customers to earn interest on their funds. Securities are pledged to these customers in an amount equal to the outstanding balance.

The weighted average interest rates on short-term borrowings during 2014, 2013 and 2012 were 0.39%, 0.43% and 0.53%, respectively. The weighted average interest rates on short-term borrowings at December 31, 2014, 2013 and 2012 were 0.37%, 0.41% and 0.47%, respectively.

11.    Long-Term Debt

Following is a summary of long-term debt:

December 31	2014	2013
Federal Home Loan Bank advances	$400,042	$50,076
Subordinated notes	83,155	84,637
Other subordinated debt	—	8,637
Convertible subordinated notes	—	578

	$483,197	$143,928

The Corporation’s banking affiliate has available credit with the FHLB of $4,117,478 of which $1,220,042 was used as of December 31, 2014. These advances are secured by loans collateralized by residential mortgages, HELOCs, commercial real estate and FHLB stock and are scheduled to mature in various amounts periodically through the year 2021. Effective interest rates paid on the long-term advances ranged from 0.76% to 4.19% for the year ended December 31, 2014 and 1.06% to 4.19% for the year ended December 31, 2013.

Subordinated notes are unsecured and subordinated to other indebtedness of the Corporation. The subordinated notes mature in various amounts periodically through the year 2024. At December 31, 2014, all of the subordinated debt is redeemable by the holders prior to maturity at a discount equal to three to twelve months of interest, depending on the term of the note. The Corporation may require the holder to give 30 days prior written notice. No sinking fund is required and none has been established to retire the debt. The weighted average interest rate on subordinated debt was 2.70% at December 31, 2014, 2.77% at December 31, 2013 and 3.18% at December 31, 2012.

Other subordinated debt with a fixed interest rate of 8.0 % scheduled to mature in 2016, and 5% convertible subordinated notes scheduled to mature in 2018, were redeemed by the Corporation during 2014.

Scheduled annual maturities for all of the long-term debt for the years following December 31, 2014 are as follows:

2015	$29,404
2016	148,585
2017	161,042
2018	33,240
2019	27,712
Later years	83,214

12.    Junior Subordinated Debt

The Corporation has two unconsolidated subsidiary trusts as of December 31, 2014 (collectively, the Trusts): F.N.B. Statutory Trust II and Omega Financial Capital Trust I. One hundred percent of the common equity of each Trust is owned by the Corporation. The Trusts were formed for the purpose of issuing Corporation-obligated mandatorily redeemable capital securities (TPS) to third-party investors. The proceeds from the sale of TPS and the issuance of common equity by the Trusts were invested in junior subordinated debt securities (subordinated debt) issued by the Corporation, which are the sole assets of each Trust. Since third-party investors are the primary beneficiaries, the Trusts are not consolidated in the Corporation’s financial statements. The Trusts pay dividends on the TPS at the same rate as the distributions paid by the Corporation on the junior subordinated debt held by the Trusts. Omega Financial Capital Trust I was assumed as a result of an acquisition.

Distributions on the subordinated debt issued to the Trusts are recorded as interest expense by the Corporation. The TPS are subject to mandatory redemption, in whole or in part, upon repayment of the subordinated debt. The TPS are eligible for redemption, at any time, at the Corporation’s discretion. The subordinated debt, net of the Corporation’s investment in the Trusts, qualifies as tier 1 capital under the Board of Governors of the Federal Reserve System (FRB) guidelines. Under recently issued capital guidelines, these TPS obligations are subject to limitations when total assets of the Corporation exceed $15,000,000. As such, 75% of the total $57,500 in TPS outstanding at December 31, 2014 will move from tier 1 capital to tier 2 capital for 2015, and the remaining 25% will move from tier 1 to tier 2 capital for 2016. The Corporation has entered into agreements which, when taken collectively, fully and unconditionally guarantee the obligations under the TPS subject to the terms of each of the guarantees.

During 2014, the Corporation redeemed $33,000 of the Corporation-issued TPS, including $16,500 that the Corporation assumed as a result of the BCSB acquisition. During 2013, the Corporation redeemed $130,000 of the Corporation-issued TPS, primarily using proceeds from the November 2013 capital raise, in anticipation of meeting the limitations as described above.

The following table provides information relating to the remaining Trusts as of December 31, 2014:

	Trust Preferred Securities	Common Securities	Junior Subordinated Debt	Stated Maturity Date	Interest Rate
F.N.B. Statutory Trust II	$21,500	$665	$22,165	6/15/36	1.89%	Variable; LIBOR + 165 basis points (bps)
Omega Financial Capital Trust I	36,000	1,114	36,081	10/18/34	2.42%	Variable; LIBOR + 219 bps

	$57,500	$1,779	$58,246

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

Commercial Borrower Derivatives

The Corporation enters into interest rate swap agreements to meet the financing, interest rate and equity risk management needs of qualifying commercial loan customers. These agreements provide the customer the ability to convert from variable to fixed interest rates. The Corporation then enters into positions with a derivative counterparty in order to offset its exposure on the fixed components of the customer agreements. The credit risk associated with derivatives executed with customers is essentially the same as that involved in extending loans and is subject to normal credit policies and monitoring. The Corporation seeks to minimize counterparty credit risk by entering into transactions with only high-quality institutions. Since June 10, 2014, the majority of the Corporation’s derivative transactions are executed through the Chicago Mercantile Exchange (CME) rather than directly with a counterparty. CME, a SEC registered clearing agency, ensures safety and soundness in the markets. These arrangements meet the definition of derivatives, but are not designated as hedging instruments under ASC 815, Derivatives and Hedging. The interest rate swap agreement with the loan customer and with the counterparty is reported at fair value in other assets and other liabilities on the consolidated balance sheet with any resulting gain or loss recorded in current period earnings as other income or other expense.

The notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $973,212 at December 31, 2014. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $43,789 and $43,830, respectively, at December 31, 2014. At December 31, 2013, the notional amount of these customer derivative agreements and the offsetting derivative counterparty positions each totaled $828,576. At December 31, 2013, fair values included in other assets and other liabilities on the consolidated balance sheet amounted to $33,317 and $33,236, respectively.

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

At December 31, 2014 and 2013, the notional amount of these interest rate derivative agreements totaled $200,000. Fair values included in other assets and other liabilities on the consolidated balance sheet applicable to these agreements amounted to $2,109 and $2,330 at December 31, 2014, respectively, and $0 and $10,133, respectively, at December 31, 2013. No gains and losses from hedge ineffectiveness were recognized in the consolidated statement of income for the years ended December 31, 2014 and 2013.

In accordance with the requirements of ASU No. 2011-04, the Corporation made an accounting policy election to use the portfolio exception with respect to measuring derivative instruments, consistent with the guidance in ASC 820. The Corporation further documents that it meets the criteria for this exception as follows:

•	The Corporation manages credit risk for its derivative positions on a counterparty-by-counterparty basis including the CME, consistent with its risk management strategy for such transactions. The Corporation manages credit risk by considering indicators of risk such as credit ratings, and by negotiating terms in its master netting arrangements and credit support annex documentation with each individual counterparty. Review of credit risk plays a central role in the decision of which counterparties to consider for such relationships and when deciding with whom it will enter into derivative transactions.
•	Since the effective date of ASC 820, the Corporation’s management has monitored and measured credit risk and calculated credit valuation adjustments (CVAs) for its derivative transactions on a counterparty-by-counterparty basis. Management receives reports from an independent third-party valuation specialist on a monthly basis to assist in determining CVAs by counterparty for purposes of reviewing and managing its credit risk exposures. Since the portfolio exception applies only to the fair value measurement and not to the financial statement presentation, the portfolio-level adjustments are then allocated in a reasonable and consistent manner each period to the individual assets or liabilities that make up the counterparty derivative portfolio, in accordance with the Corporation’s accounting policy elections.

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

Derivative assets are classified in the balance sheet under “other assets” and derivative liabilities are classified in the balance sheet under “other liabilities.” The following tables present information about derivative assets and derivative liabilities that are subject to enforceable master netting agreements as well as those not subject to enforceable master netting arrangements:

	Gross Amount	Gross Amounts Offset in the Balance Sheet	Net Amount Presented in the Balance Sheet
Offsetting of Derivative Assets:
December 31, 2014
Derivative assets subject to master netting arrangement:
Interest rate contracts	$2,249	—	$2,249
Equity contracts	47	—	47

Derivative assets not subject to master netting arrangement:
Interest rate contracts	43,602	—	43,602

Total derivative assets	$45,898	—	$45,898

December 31, 2013
Derivative assets subject to master netting arrangement:
Interest rate contracts	$3,547	—	$3,547
Equity contracts	32	—	32
Derivative assets not subject to master netting arrangement:
Interest rate contracts	29,738	—	29,738

Total derivative assets	$33,317	—	$33,317

Offsetting of Derivative Liabilities:
December 31, 2014
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$45,985	—	$45,985

Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	128	—	128
Equity contracts	47	—	47

Total derivative liabilities	$46,160	—	$46,160

December 31, 2013
Derivative liabilities subject to master netting arrangement:
Interest rate contracts	$40,323	—	$40,323

Derivative liabilities not subject to master netting arrangement:
Interest rate contracts	3,014	—	3,014
Equity contracts	32	—	32

Total derivative liabilities	$43,369	—	$43,369

The following tables present a reconciliation of the net amounts of derivative assets and derivative liabilities presented in the balance sheet to the net amounts that would result in the event of offset:

		Gross Amounts Not Offset in the Balance Sheet
	Net Amount Presented in the Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
Derivative Assets:
December 31, 2014
Counterparty B	$3	$3	$—	—
Counterparty E	936	936	—	—
Counterparty F	5	5	—	—
Counterparty I	51	51	—	—
Counterparty J	1,301	—	1,301	—

	$2,296	$995	$1,301	—

December 31, 2013
Counterparty B	$24	$24	$—	$—
Counterparty D	566	566	—	—
Counterparty E	1,696	1,696	—	—
Counterparty F	355	273	—	82
Counterparty G	251	251	—	—
Counterparty I	634	634	—	—
Counterparty J	53	—	53	—

	$3,579	$3,444	$53	$82

Derivative Liabilities:
December 31, 2014
Counterparty A	$3,897	$3,897	$—	$—
Counterparty B	1,741	1,741	—	—
Counterparty C	1,124	1,124	—	—
Counterparty D	6,757	6,757	—	—
Counterparty E	3,444	3,444	—	—
Counterparty F	895	875	—	20
Counterparty G	7,173	7,173	—	—
Counterparty H	1,746	—	—	1,746
Counterparty I	5,965	5,965	—	—
Counterparty J	13,243	—	13,243	—

	$45,985	$30,976	$13,243	$1,766

December 31, 2013
Counterparty A	$4,934	$4,934	$—	$—
Counterparty B	3,249	3,249	—	—
Counterparty C	1,431	1,431	—	—
Counterparty D	9,614	9,614	—	—
Counterparty E	6,257	6,257	—	—
Counterparty F	13	13	—	—
Counterparty G	5,309	5,309	—	—
Counterparty H	2,257	125	—	2,132
Counterparty I	5,649	5,649	—	—
Counterparty J	1,610	—	1,610	—

	$40,323	$36,581	$1,610	$2,132

The following table presents the effect of the Corporation’s derivative financial instruments on the income statement:

	Income Statement Location	Year Ended December 31,
		2014	2013	2012
Interest Rate Products	Other income	$(123)	$(39)	$167

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

Interest rate swap agreements generally require posting of collateral by either party under certain conditions. As of December 31, 2014 and 2013, the fair value of counterparty derivatives in a net liability position, which includes accrued interest but excludes any adjustment for non-performance risk related to these agreements, was $45,090 and $38,239, respectively. At December 31, 2014, the Corporation has posted collateral with derivative counterparties with a fair value of $33,247 and cash collateral of $16,061. At December 31, 2013, the Corporation had posted collateral with derivative counterparties with a fair value of $37,427 and cash collateral of $1,976. Additionally, if the Corporation had breached its agreements with its derivative counterparties it would be required to settle its obligations under the agreements at the termination value and would be required to pay an additional $1,862 and $2,224 as of December 31, 2014 and 2013, respectively, in excess of amounts previously posted as collateral with the respective counterparty.

The Corporation has entered into interest rate lock commitments to originate residential mortgage loans held for sale and forward commitments to sell residential mortgage loans to secondary market investors. These arrangements are considered derivative instruments. The fair values of the Corporation’s rate lock commitments to customers and commitments with investors at December 31, 2014 and 2013 are not material.

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

Following is a summary of off-balance sheet credit risk information:

December 31	2014	2013
Commitments to extend credit	$3,665,481	$2,897,748
Standby letters of credit	121,186	114,298

At December 31, 2014, funding of 71.3% of the commitments to extend credit was dependent on the financial condition of the customer. The Corporation has the ability to withdraw such commitments at its discretion. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Based on management’s credit evaluation of the customer, collateral may be deemed necessary. Collateral requirements vary and may include accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation that may require payment at a future date. The credit risk involved in issuing letters of credit is quantified on a quarterly basis, through the review of historical performance of the Corporation’s portfolios and allocated as a liability on the Corporation’s balance sheet.

Other Legal Proceedings

The Corporation and its subsidiaries are involved in various pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. These actions include claims brought against the Corporation and its subsidiaries where the Corporation or a subsidiary acted as one or more of the following: a depository bank, lender, underwriter, fiduciary, financial advisor, broker, acquiror or was engaged in other business activities. Although the ultimate outcome for any asserted claim cannot be predicted with certainty, the Corporation believes that it and its subsidiaries have valid defenses for all asserted claims. Reserves are established for legal claims when losses associated with the claims are judged to be probable and the amount of the loss can be reasonably estimated.

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

15.    Stock Incentive Plans

Restricted Stock

The Corporation issues restricted stock awards, consisting of both restricted stock and restricted stock units, to key employees under its Incentive Compensation Plans (Plans). Beginning in 2014, the Corporation issues time-based awards and performance-based awards under these Plans, both of which are based on a three-year vesting period. The grant date fair value of the time-based awards is equal to the price of the Corporation’s common stock on the grant date. The fair value of the performance-based awards is based on a Monte-Carlo Simulation valuation of the Corporation’s common stock as of the grant date.

The Corporation issued 119,589 performance-based restricted stock units in 2014. Recipients will earn shares, totaling between 0% and 175% of the number of units issued, based on the Corporation’s total stockholder return relative to a specified peer group of financial institutions over the three-year period. These market-based restricted stock units are included in the table below as if the recipients earned shares equal to 100% of the units issued.

Prior to 2014, more than half of the restricted stock awards granted to management were earned if the Corporation met or exceeded certain financial performance results when compared to its peers. These performance-related awards were expensed ratably from the date that the likelihood of meeting the performance measure was probable through the end of a four-year vesting period. The service-based awards were expensed ratably over a three-year vesting period. The Corporation also issued discretionary service-based awards to certain employees that vested over five years.

During 2014, 2013 and 2012, the Corporation issued 387,165, 361,664 and 321,295 restricted stock awards, respectively; with aggregate weighted average grant date fair values of $5,227, $4,014 and $3,884, respectively, under these Plans. As of December 31, 2014, the Corporation had available up to 2,420,020 shares of common stock to issue under these Plans.

The unvested restricted stock awards are eligible to receive cash dividends or dividend equivalents which are ultimately used to purchase additional shares of stock and are subject to forfeiture if the requisite service period is not completed or the specified performance criteria are not met. These awards are subject to certain accelerated vesting provisions upon retirement, death, disability or in the event of a change of control as defined in the award agreements.

Share-based compensation expense related to restricted stock awards was $3,584, $5,063 and $3,758 for the years ended December 31, 2014, 2013 and 2012, the tax benefit of which was $1,254, $1,772 and $1,315, respectively.

The following table summarizes certain information concerning restricted stock awards:

	2014	Weighted Average Grant Price per Share	2013	Weighted Average Grant Price per Share	2012	Weighted Average Grant Price per Share
Unvested shares outstanding at beginning of year	1,729,033	$10.23	1,913,073	$9.17	1,846,115	$8.44
Granted	387,165	13.50	361,664	11.10	321,295	12.09
Net adjustment due to performance	(36,600)	12.01	165,545	9.60	28,181	8.31
Vested	(707,074)	8.81	(734,129)	7.90	(179,767)	8.24
Forfeited	(65,399)	11.72	(37,828)	10.42	(179,132)	8.50
Dividend reinvestment	46,968	12.66	60,708	11.82	76,381	11.19

Unvested shares outstanding at end of year	1,354,093	11.86	1,729,033	10.23	1,913,073	9.17

The total fair value of shares vested was $10,713, $8,259 and $2,193 for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, there was $5,242 of unrecognized compensation cost related to unvested restricted stock awards granted, $28 of which is subject to accelerated vesting under the plan’s immediate vesting upon retirement provision for awards granted prior to the adoption of ASC 718. The components of the restricted stock awards as of December 31, 2014 are as follows:

	Service- Based Awards	Performance- Based Awards	Total
Unvested shares	513,886	840,207	1,354,093
Unrecognized compensation expense	$3,075	$2,167	$5,242
Intrinsic value	$6,845	$11,192	$18,037
Weighted average remaining life (in years)	2.14	1.95	2.02

Stock Options

All outstanding stock options were assumed from acquisitions and are fully vested. Upon consummation of the Corporation’s acquisitions, all outstanding stock options issued by the acquired companies were converted into equivalent Corporation stock options. The Corporation issues shares of treasury stock or authorized but unissued shares to satisfy stock options exercised. Shares issued upon the exercise of stock options were 517,192 for 2014, 69,429 for 2013 and 182,188 for 2012.

The following table summarizes certain information concerning stock options:

	2014	Weighted Average Price per Share	2013	Weighted Average Price per Share	2012	Weighted Average Price per Share
Options outstanding at beginning of year	533,524	$11.50	640,050	$13.21	586,020	$14.93
Assumed from acquisitions	805,507	7.39	274,964	11.16	627,808	10.41
Exercised	(690,973)	7.75	(69,429)	7.46	(182,188)	8.87
Forfeited	(79,224)	21.40	(312,061)	15.58	(391,590)	13.32

Options outstanding and exercisable at end of year	568,834	8.86	533,524	11.50	640,050	13.21

The following table summarizes information about stock options outstanding at December 31, 2014:

Range of Exercise Prices	Options Outstanding and Exercisable	Weighted Average Remaining Contractual Years	Weighted Average Exercise Price
$3.45 - $5.18	218,170	5.74	$4.79
$5.19 - $7.78	105,497	5.63	6.11
$7.79 - $11.68	—	—	—
$11.69 - $17.54	233,780	2.59	12.77
$17.55 - $26.32	—	—	—
$26.33 - $36.42	11,387	1.34	31.92

	568,834

The intrinsic value of outstanding and exercisable stock options at December 31, 2014 was $2,302.

The following table summarizes certain information relating to stock options exercised:

Year Ended December 31	2014	2013	2012
Proceeds from stock options exercised	$3,292	$365	$864
Tax benefit recognized from stock options exercised	808	79	96
Intrinsic value of stock options exercised	3,289	318	435

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

In conjunction with the ANNB acquisition, the warrant issued by ANNB to the UST under the CPP has been converted into a warrant to purchase up to 364,843 shares of the Corporation’s common stock. The warrant, which was recorded at its fair value on April 6, 2013, expires in 2019 and has an exercise price of $3.38 per share.

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

The following tables provide information relating to the accumulated benefit obligation, change in benefit obligation, change in plan assets, the plans’ funded status and the amount included in the consolidated balance sheet for the qualified and non-qualified plans described above (collectively, the Plans):

December 31	2014	2013
Accumulated benefit obligation	$156,589	$139,483

Projected benefit obligation at beginning of year	$139,731	$153,958
Service cost	62	65
Interest cost	6,411	5,728
Actuarial loss (gain)	21,253	(13,486)
Benefits paid	(10,533)	(6,534)

Projected benefit obligation at end of year	$156,924	$139,731

Fair value of plan assets at beginning of year	$139,737	$113,416
Actual return on plan assets	9,613	16,534
Corporation contribution	1,323	16,321
Benefits paid	(10,533)	(6,534)

Fair value of plan assets at end of year	$140,140	$139,737

Funded status of plans	$(16,784)	$6

The unrecognized actuarial loss, prior service cost and net transition obligation are required to be recognized into earnings over the average remaining participant life due to the freezing of the RIP, which may, on a net basis reduce future earnings.

Actuarial assumptions used in the determination of the projected benefit obligation in the Plans are as follows:

Assumptions at December 31	2014	2013
Weighted average discount rate	3.85%	4.68%
Rates of average increase in compensation levels	4.00%	4.00%

The discount rate assumption at December 31, 2014 and 2013 was determined using a yield-curve based approach. A yield curve was produced for a universe containing the majority of U.S.-issued Aa-graded corporate bonds, all of which were non-callable (or callable with make-whole provisions), and after excluding the 10% of the bonds with the highest and lowest yields. The discount rate was developed as the level equivalent rate that would produce the same present value as that using spot rates aligned with the projected benefit payments.

The net periodic pension cost and other comprehensive income for the Plans included the following components:

Year Ended December 31	2014	2013	2012
Service cost	$62	$65	$59
Interest cost	6,411	5,728	6,173
Expected return on plan assets	(9,946)	(9,081)	(7,935)
Transition amount amortization	(21)	(93)	(93)
Prior service credit amortization	7	7	7
Actuarial loss amortization	1,367	2,263	1,861

Net periodic pension cost (gain)	(2,120)	(1,111)	72
Other changes in plan assets and benefit obligations recognized in other comprehensive income:
Current year actuarial loss (gain)	21,586	(20,938)	10,594
Amortization of actuarial loss	(1,367)	(2,263)	(1,861)
Amortization of prior service credit	(7)	(7)	(7)
Amortization of transition asset	21	93	93

Total recognized in other comprehensive income	20,233	(23,115)	8,819

Total recognized in net periodic pension cost (gain) and other comprehensive income	$18,113	$(24,226)	$8,891

The plans have an actuarial measurement date of December 31. Actuarial assumptions used in the determination of the net periodic pension cost in the Plans are as follows:

Assumptions for the Year Ended December 31	2014	2013	2012
Weighted average discount rate	4.67%	3.78%	4.39%
Rates of increase in compensation levels	4.00%	4.00%	4.00%
Expected long-term rate of return on assets	7.25%	7.25%	7.50%

The expected long-term rate of return on plan assets has been established by considering historical and anticipated expected returns on the asset classes invested in by the pension trust and the allocation strategy currently in place among those classes.

The change in plan assets reflects benefits paid from the qualified pension plans of $9,211 and $5,212 for 2014 and 2013, respectively, and employer contributions to the qualified pension plans of $0 and $15,000 for 2014 and 2013, respectively. For the non-qualified pension plans, the change in plan assets reflects benefits paid and contributions to the plans in the same amount. This amount represents the actual benefit payments paid from general plan assets of $1,322 for both 2014 and 2013.

As of December 31, 2014 and 2013, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the qualified and non-qualified pension plans were as follows:

	Qualified Pension Plans		Non-Qualified Pension Plans
December 31	2014	2013	2014	2013
Projected benefit obligation	$135,998	$120,512	$20,926	$19,219
Accumulated benefit obligation	135,998	120,512	20,591	18,971
Fair value of plan assets	140,140	139,737	—	—

The impact of changes in the discount rate and expected long-term rate of return on plan assets would have had the following effects on 2014 pension expense:

Estimated Increase in Pension Expense
0.5% decrease in the discount rate	$21
0.5% decrease in the expected long-term rate of return on plan assets	686

The following table provides information regarding estimated future cash flows relating to the Plans at December 31, 2014:

Expected employer contributions:	2015	$1,347

Expected benefit payments:	2015	6,839
	2016	7,225
	2017	9,191
	2018	8,065
	2019	8,370
	2020 – 2024	45,802

The qualified pension plan contributions are deposited into a trust and the qualified benefit payments are made from trust assets. For the non-qualified plans, the contributions and the benefit payments are the same and reflect expected benefit amounts, which are paid from general assets.

The Corporation’s subsidiaries participate in a qualified 401(k) defined contribution plan under which employees may contribute a percentage of their salary. Employees are eligible to participate upon their first day of employment. Under this plan, the Corporation matches 100% of the first four percent that the employee deferred in 2012 through 2014. Additionally, substantially all employees receive an automatic contribution of three percent of compensation at the end of the year and the Corporation may make an additional contribution of up to two percent depending on the Corporation achieving its performance goals for the plan year. The Corporation’s contribution expense was $10,188 for 2014, $9,300 for 2013 and $8,860 for 2012.

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

The following table presents asset allocations for the Corporation’s pension plans as of December 31, 2014 and 2013, and the target allocation for 2015, by asset category:

	Target Allocation	Percentage of Plan Assets
December 31	2015	2014	2013
Asset Category
Equity securities	45 - 65%	57%	57%
Debt securities	30 - 50	40	40
Cash equivalents	0 - 10	3	3

At December 31, 2014 and 2013, equity securities included 575,128 and 550,128 shares of the Corporation’s common stock, respectively, totaling $7,661 (5.5% of total plan assets) at December 31, 2014 and $6,943 (5.0% of total plan assets) at December 31, 2013. The plan acquired 25,000 additional shares during 2014. Dividends received on the Corporation’s common stock held by the Plan were $272 and $264 for 2014 and 2013, respectively.

The fair values of the Corporation’s pension plan assets by asset category are as follows:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Asset Class
Cash	$3,970	—	—	$3,970
Equity securities:
F.N.B. Corporation	7,661	—	—	7,661
Other large-cap U.S. financial services companies	2,653	—	—	2,653
Other large-cap U.S. companies	34,286	—	—	34,286
International companies	730	—	—	730
Other equity	583	—	—	583
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	1,504	—	—	1,504
U.S. small-cap equity index funds	2,946	—	—	2,946
U.S. mid-cap equity index funds	3,803	—	—	3,803
Non-U.S. equities growth fund	9,986	—	—	9,986
U.S. equity funds:
U.S. mid-cap	7,501	—	—	7,501
U.S. small-cap	3,019	—	—	3,019
Other	5,643	—	—	5,643
Fixed income securities:
U.S. government agencies	—	44,417	—	44,417
Fixed income mutual funds:
U.S. investment-grade fixed income securities	10,993	—	—	10,993
Non-U.S. fixed income securities	445	—	—	445

	$95,723	$44,417	—	$140,140

	Level 1	Level 2	Level 3	Total
December 31, 2013
Asset Class
Cash	$4,090	—	—	$4,090
Equity securities:
F.N.B. Corporation	6,943	—	—	6,943
Other large-cap U.S. financial services companies	2,202	—	—	2,202
Other large-cap U.S. companies	33,686	—	—	33,686
International companies	811	—	—	811
Other equity	555	—	—	555
Mutual fund equity investments:
U.S. equity index funds:
U.S. large-cap equity index funds	2,543	—	—	2,543
U.S. small-cap equity index funds	2,850	—	—	2,850
U.S. mid-cap equity index funds	3,911	—	—	3,911
Non-U.S. equities growth fund	10,783	—	—	10,783
U.S. equity funds:
U.S. mid-cap	7,919	—	—	7,919
U.S. small-cap	3,653	—	—	3,653
Other	4,469	—	—	4,469
Fixed income securities:
U.S. government agencies	—	44,653	—	44,653
Fixed income mutual funds:
U.S. investment-grade fixed income securities	10,196	—	—	10,196
Non-U.S. fixed income securities	473	—	—	473

	$95,084	$44,653	—	$139,737

The classifications for Level 1, Level 2 and Level 3 are discussed in the Fair Value Measurements footnote.

17.    Income Taxes

Income tax expense, allocated based on a separate tax return basis, consists of the following:

Year Ended December 31	2014	2013	2012
Current income taxes:
Federal taxes	$18,111	$33,614	$22,182
State taxes	396	(116)	416

	18,507	33,498	22,598
Deferred income taxes:
Federal taxes	44,113	11,258	21,175
State taxes	—	—	—

	44,113	11,258	21,175

	$62,620	$44,756	$43,773

Income tax expense related to gains on the sale of securities was $4,101, $283 and $107 for 2014, 2013 and 2012, respectively.

Income tax expense and the effective tax rate for 2014 were favorably impacted by $319 of uncertain tax positions reversed in the current period. The effective tax rates for 2014, 2013 and 2012 were all lower than the statutory tax rate due to tax benefits resulting from tax-exempt income on investments, loans, tax credits and income from BOLI.

The following table provides a reconciliation between the statutory tax rate and the actual effective tax rate:

Year Ended December 31	2014	2013	2012
Statutory tax rate	35.0%	35.0%	35.0%
Effect of tax-free interest and dividend income	(3.1)	(4.3)	(4.7)
Tax credits and settlements	(1.4)	(2.4)	(1.8)
Life insurance	—	(0.4)	—
Other items	(0.2)	(0.4)	(0.1)

Actual effective tax rate	30.3%	27.5%	28.4%

The following table presents the tax effects of temporary differences that give rise to deferred tax assets and liabilities:

December 31	2014	2013
Deferred tax assets:
Allowance for loan losses	$44,613	$39,292
Discount on purchased loans	31,787	41,012
Net operating loss/tax credit carryforwards	15,367	17,052
Deferred compensation	7,785	8,208
Securities impairments	412	20,371
Pension and other defined benefit plans	6,871	2,190
Net unrealized securities losses	—	13,295
Other	9,503	3,567

Total	116,338	144,987
Valuation allowance	(15,505)	(15,611)

Total deferred tax assets	100,833	129,376

Deferred tax liabilities:
Loan costs	(1,497)	(931)
Depreciation	(11,533)	(9,819)
Prepaid expenses	(705)	(1,261)
Amortizable intangibles	(13,842)	(11,346)
Lease financing	(7,302)	(6,290)
Debt discharge income deferral	(2,829)	(3,402)
Originated mortgage servicing rights	(2,721)	(2,721)
Other	—	(1,214)

Total deferred tax liabilities	(40,429)	(36,984)

Net deferred tax assets	$60,404	$92,392

The Corporation establishes a valuation allowance when it is more likely than not that the Corporation will not be able to realize the benefit of the deferred tax assets or when future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessment of realizable deferred tax assets. At December 31, 2014, the Corporation had unused state net operating loss carryforwards expiring from 2018 to 2032. The Corporation anticipates that neither the state net operating loss carryforwards nor the other net deferred tax assets at certain of its subsidiaries will be utilized and, as such, has recorded a valuation allowance against the deferred tax assets related to these carryforwards.

As of December 31, 2014 and 2013, the Corporation has approximately $401 and $660, respectively, of unrecognized tax benefits, excluding interest and the federal tax benefit of unrecognized state tax benefits. Also, as of December 31, 2014 and 2013, additional unrecognized tax benefits relating to accrued interest, net of the related federal tax benefit, amounted to $19 and $69, respectively. As of December 31, 2014, $279 of these tax benefits would affect the effective tax rate if recognized. The Corporation recognizes potential accrued interest and penalties related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

The Corporation files numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in several state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations for years prior to 2011. Federal examinations for years 2010 and prior have been closed with no material impact to the Corporation’s financial position. With limited exception, the Corporation is no longer subject to state income tax examinations for years prior to 2010 and state income tax returns for 2010 through 2012 are currently subject to examination. The Corporation anticipates that a reduction in the unrecognized tax benefit of up to $65 may occur in the next twelve months from the expiration of statutes of limitations which would result in a reduction in income taxes.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and the federal income tax benefit of unrecognized state tax benefits) is as follows:

Year Ended December 31	2014	2013
Balance at beginning of year	$660	$1,088
Additions based on tax positions related to current year	60	74
Additions based on tax positions of prior year	—	—
Reductions for tax positions of prior years	—	—
Reductions due to expiration of statute of limitations	(319)	(502)

Balance at end of year	$401	$660

18.    Comprehensive Income

The following table presents changes in accumulated other comprehensive income, net of tax, by component:

Year Ended December 31, 2014	Unrealized Net Gains (Losses) on Securities Available for Sale	Non-Credit Related Loss on Debt Securities	Unrealized Losses on Derivative Instruments	Unrecognized Pension and Postretirement Obligations	Total
Balance at beginning of period	$(11,874)	$(6,192)	$(6,586)	$(32,272)	$(56,924)
Other comprehensive income (loss) before reclassifications	20,659	4,583	6,443	(13,148)	18,537
Amounts reclassified from accumulated other comprehensive income	(9,225)	1,609	—	—	(7,616)

Net current period other comprehensive income (loss)	11,434	6,192	6,443	(13,148)	10,921

Balance at end of period	$(440)	$—	$(143)	$(45,420)	$(46,003)

The following table presents a summary of the reclassifications out of accumulated other comprehensive income:

Year Ended December 31, 2014
Details About Accumulated Other Comprehensive Income Component	Amount Reclassified from Other Comprehensive Income	Affected Line Item in the Statement where Net Income is Presented
Unrealized net gains on securities available for sale (1)	$(14,192)	Net securities gains
Non-credit related loss on debt securities (1)	2,475	Net securities gains

	(11,717)
	4,101	Tax expense

	$(7,616)

(1)	For additional detail related to unrealized net gains on securities available for sale and related amounts reclassified from accumulated other comprehensive income see the “Securities” footnote in this Report.

19.    Earnings per Share

The following tables set forth the computation of basic and diluted earnings per common share:

Year Ended December 31	2014	2013	2012
Net income	$144,050	$117,804	$110,410
Less: Preferred stock dividends	8,352	—	—

Net income available to common stockholders	$135,698	$117,804	$110,410

Basic weighted average common shares outstanding	167,347,906	146,186,982	139,135,272
Net effect of dilutive stock options, warrants, restricted stock and convertible debt	1,730,939	1,622,522	1,504,893

Diluted weighted average common shares outstanding	169,078,845	147,809,504	140,640,165

Basic earnings per common share	$0.81	$0.81	$0.79

Diluted earnings per common share	$0.80	$0.80	$0.79

For the years ended December 31, 2014, 2013 and 2012, 35,442, 49,995 and 172,709 shares of common stock, respectively, related to stock options and warrants were excluded from the computation of diluted earnings per share because the exercise price of the shares was greater than the average market price of the common shares and therefore, the effect would be antidilutive.

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

21.    Regulatory Matters

The Corporation and FNBPA are subject to various regulatory capital requirements administered by the federal banking agencies. Quantitative measures established by regulators to ensure capital adequacy require the Corporation and FNBPA to maintain minimum amounts and ratios of total and tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of leverage ratio (as defined). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary actions, by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements, dividends and future merger and acquisition activity. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and FNBPA must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation’s and FNBPA’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The Corporation’s management believes that, as of December 31, 2014 and 2013, the Corporation and FNBPA met all “well capitalized” requirements to which either of them was subject.

As of December 31, 2014, the most recent notification from the federal banking agencies categorized the Corporation and FNBPA as “well-capitalized” under the regulatory framework for prompt corrective action. There are no conditions or events since the notification which management believes have changed this categorization.

During 2014 and 2013, the Corporation redeemed $33,000 and $130,000, respectively, of the Corporation-issued TPS, primarily using proceeds from the November 2013 capital raise. The regulatory capital ratios at December 31, 2014 reflect these decreases in TPS, with remaining TPS included in tier 1 capital totaling $57,500. Additionally, during 2014, the Corporation strategically sold its entire portfolio of pooled TPS, which strengthened the risk profile of its investment portfolio, improved its capital levels due to lowered risk-weighted assets and generated capital to support future growth.

Following are the capital ratios as of December 31, 2014 and 2013 for the Corporation and FNBPA (dollars in thousands):

	Actual		Well-Capitalized Requirements		Minimum Capital Requirements
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,417,369	12.4%	$1,146,556	10.0%	$917,245	8.0%
Tier 1 capital to risk-weighted assets	1,269,033	11.1	687,934	6.0	458,623	4.0
Leverage ratio	1,269,033	8.4	752,593	5.0	602,074	4.0
FNBPA:
Total capital to risk-weighted assets	1,321,433	11.5	1,147,427	10.0	917,941	8.0
Tier 1 capital to risk-weighted assets	1,200,776	10.5	688,456	6.0	458,971	4.0
Leverage ratio	1,200,776	8.1	744,235	5.0	595,388	4.0

December 31, 2013
F.N.B. Corporation:
Total capital to risk-weighted assets	$1,258,312	12.5%	$1,009,952	10.0%	$807,962	8.0%
Tier 1 capital to risk-weighted assets	1,117,956	11.1	605,971	6.0	403,981	4.0
Leverage ratio	1,117,956	8.8	634,527	5.0	507,622	4.0
FNBPA:
Total capital to risk-weighted assets	1,144,510	11.5	995,524	10.0	796,419	8.0
Tier 1 capital to risk-weighted assets	1,035,659	10.4	597,314	6.0	398,210	4.0
Leverage ratio	1,035,659	8.3	623,921	5.0	499,137	4.0

FNBPA was required to maintain aggregate cash reserves with the FRB amounting to $7,497 at December 31, 2014. The Corporation also maintains deposits for various services such as check clearing.

Certain limitations exist under applicable law and regulations by regulatory agencies regarding dividend distributions to a parent by its subsidiaries. As of December 31, 2014, the Corporation’s subsidiaries had $146,257 of retained earnings available for distribution to the Corporation without prior regulatory approval.

Under current FRB regulations, FNBPA is limited in the amount it may lend to non-bank affiliates, including the Corporation. Such loans must be secured by specified collateral. In addition, any such loans to a non-bank affiliate may not exceed 10% of FNBPA’s capital and surplus and the aggregate of loans to all such affiliates may not exceed 20% of FNBPA’s capital and surplus. The maximum amount that may be borrowed by the Corporation under these provisions was $217,698 at December 31, 2014.

22.    Cash Flow Information

Following is a summary of cash flow information:

Year Ended December 31	2014	2013	2012
Interest paid on deposits and other borrowings	$43,057	$46,337	$56,306
Income taxes paid	27,000	34,200	22,250
Transfers of loans to other real estate owned	16,535	15,836	14,102
Transfers of other real estate owned to loans	390	701	839

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

	Community Banking	Wealth Manage- ment	Insurance	Consumer Finance	Parent and Other	Consolidated
At or for the Year Ended December 31, 2014
Interest income	$463,376	$—	$98	$38,914	$6,595	$508,983
Interest expense	36,318	—	—	3,352	3,016	42,686
Net interest income	427,058	—	98	35,562	3,579	466,297
Provision for loan losses	30,872	—	—	6,920	856	38,648
Non-interest income	115,858	31,497	13,598	2,919	(5,598)	158,274
Non-interest expense	311,834	25,338	11,558	19,692	1,114	369,536
Intangible amortization	9,025	288	404	—	—	9,717
Income tax expense (benefit)	57,634	2,135	625	4,430	(2,204)	62,620
Net income (loss)	133,551	3,736	1,109	7,439	(1,785)	144,050
Total assets	15,944,040	20,877	19,222	187,796	(44,845)	16,127,090
Total intangibles	857,066	10,720	10,122	1,809	—	879,717

At or for the Year Ended December 31, 2013
Interest income	$396,243	$—	$109	$37,956	$6,078	$440,386
Interest expense	32,178	—	—	3,378	8,788	44,344
Net interest income	364,065	—	109	34,578	(2,710)	396,042
Provision for loan losses	23,502	—	—	6,834	754	31,090
Non-interest income	97,156	28,717	13,175	2,794	(6,064)	135,778
Non-interest expense	271,657	25,067	11,448	19,052	2,539	329,763
Intangible amortization	7,697	304	406	—	—	8,407
Income tax expense (benefit)	43,966	1,248	519	4,320	(5,297)	44,756
Net income (loss)	114,399	2,098	911	7,166	(6,770)	117,804
Total assets	13,381,047	20,959	20,214	188,259	(47,074)	13,563,405
Total intangibles	788,513	11,008	10,526	1,809	—	811,856

At or for the Year Ended December 31, 2012
Interest income	$390,680	$4	$113	$35,279	$5,830	$431,906
Interest expense	45,604	—	—	3,584	9,867	59,055
Net interest income	345,076	4	113	31,695	(4,037)	372,851
Provision for loan losses	24,606	—	—	6,115	581	31,302
Non-interest income	96,853	24,152	13,035	2,343	(5,131)	131,252
Non-interest expense	258,063	20,141	11,503	18,410	1,577	309,694
Intangible amortization	8,184	320	420	—	—	8,924
Income tax expense (benefit)	42,991	1,358	438	3,615	(4,629)	43,773
Net income (loss)	108,085	2,337	787	5,898	(6,697)	110,410
Total assets	11,845,122	19,610	18,675	178,149	(37,580)	12,023,976
Total intangibles	689,354	11,312	10,931	1,809	—	713,406

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

Following is a description of the valuation methodologies the Corporation uses for financial instruments recorded at fair value on either a recurring or non-recurring basis:

Securities Available For Sale

Securities available for sale consists of both debt and equity securities. These securities are recorded at fair value on a recurring basis. At December 31, 2014, 99.9% of these securities used valuation methodologies involving market-based or market-derived information, collectively Level 1 and Level 2 measurements, to measure fair value. The remaining 0.1% of these securities were measured using model-based techniques, with primarily unobservable (Level 3) inputs.

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

The Corporation uses prices from independent pricing services and, to a lesser extent, indicative (non-binding) quotes from independent brokers, to measure the fair value of investment securities. The Corporation validates prices received from pricing services or brokers using a variety of methods, including, but not limited to, comparison to secondary pricing services, corroboration of pricing by reference to other independent market data such as secondary broker quotes and relevant benchmark indices, and review of pricing information by Corporate personnel familiar with market liquidity and other market-related conditions.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The Corporation determines the fair value of real estate based on appraisals by licensed or certified appraisers. The value of business assets is generally based on amounts reported on the business’ financial statements. Management must rely on the financial statements prepared and certified by the borrower or its accountants in determining the value of these business assets on an ongoing basis, which may be subject to significant change over time. Based on the quality of information or statements provided, management may require the use of business asset appraisals and site-inspections to better value these assets. The Corporation may discount appraised and reported values based on management’s historical knowledge, changes in market conditions from the time of valuation or management’s knowledge of the borrower and the borrower’s business. Since not all valuation inputs are observable, the Corporation classifies these non-recurring fair value determinations as Level 2 or Level 3 based on the lowest level of input that is significant to the fair value measurement.

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

The following table presents the balances of assets and liabilities measured at fair value on a recurring basis:

	Level 1	Level 2	Level 3	Total
December 31, 2014
Assets measured at fair value
Available for sale debt securities
U.S. Treasury	$—	$29,682	$—	$29,682
U.S. government-sponsored entities	—	337,133	—	337,133
Residential mortgage-backed securities
Agency mortgage-backed securities	—	554,085	—	554,085
Agency collateralized mortgage obligations	—	573,171	—	573,171
Non-agency collateralized mortgage obligations	—	11	1,420	1,431
Commercial mortgage-backed securities	—	7,880	—	7,880
States of the U.S. and political subdivisions	—	13,158	—	13,158
Other debt securities	—	16,178	—	16,178

	—	1,531,298	1,420	1,532,718

Available for sale equity securities
Financial services industry	99	654	475	1,228
Insurance services industry	119	—	—	119

	218	654	475	1,347

	218	1,531,952	1,895	1,534,065
Derivative financial instruments
Trading	—	43,789	—	43,789
Not for trading	—	2,109	—	2,109

	—	45,898	—	45,898

	$218	$1,577,850	$1,895	$1,579,963

Liabilities measured at fair value
Derivative financial instruments
Trading	—	$43,830	—	$43,830
Not for trading	—	2,330	—	2,330

	—	$46,160	—	$46,160

	Level 1	Level 2	Level 3	Total
December 31, 2013
Assets measured at fair value
Available for sale debt securities
U.S. government-sponsored entities	$—	$330,985	$—	$330,985
Residential mortgage-backed securities
Agency mortgage-backed securities	—	250,881	—	250,881
Agency collateralized mortgage obligations	—	491,199	—	491,199
Non-agency collateralized mortgage obligations	—	18	1,744	1,762
States of the U.S. and political subdivisions	—	17,002	—	17,002
Collateralized debt obligations	—	—	31,595	31,595
Other debt securities	—	16,100	—	16,100

	—	1,106,185	33,339	1,139,524

Available for sale equity securities
Financial services industry	584	1,067	410	2,061
Insurance services industry	65	—	—	65

	649	1,067	410	2,126

	649	1,107,252	33,749	1,141,650
Derivative financial instruments
Trading	—	33,317	—	33,317
Not for trading	—	—	—	—

	—	33,317	—	33,317

	$649	$1,140,569	$33,749	$1,174,967

Liabilities measured at fair value
Derivative financial instruments
Trading	—	$33,236	—	$33,236
Not for trading	—	10,133	—	10,133

	—	$43,369	—	$43,369

There were no transfers of assets or liabilities between the hierarchy levels for 2014. During 2013, the Corporation transferred out of Level 2 and Level 3 equity securities that now trade on NASDAQ. At December 31, 2014 and 2013, the securities are classified as Level 1 since the valuation was based on quoted market prices for the specific security. Additionally during 2013, the Corporation transferred out of Level 3 and into Level 2 four single name TPS since the market became more active for these types of securities and the valuation was based on quoted market prices for similar instruments.

The following table presents additional information about assets measured at fair value on a recurring basis and for which the Corporation has utilized Level 3 inputs to determine fair value:

	Pooled Trust Preferred Collateralized Debt Obligations	Other Debt Securities	Equity Securities	Residential Non-Agency Collateralized Mortgage Obligations	Total
Year Ended December 31, 2014
Balance at beginning of period	$31,595	—	$410	$1,744	$33,749
Total gains (losses) – realized/unrealized:
Included in earnings	13,766	—	—	—	13,766
Included in other comprehensive income	5,608	—	65	3	5,676
Accretion included in earnings	657	—	—	5	662
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	—	—	—	—	—
Sales/redemptions	(51,527)	—	—	—	(51,527)
Settlements	(99)	—	—	(332)	(431)
Transfers from Level 3	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$—	—	$475	$1,420	$1,895

Year Ended December 31, 2013
Balance at beginning of period	$22,456	$6,892	$512	$2,705	$32,565
Total gains (losses) – realized/unrealized:
Included in earnings	—	78	—	—	78
Included in other comprehensive income	6,701	21	18	(35)	6,705
Accretion included in earnings	3,160	4	—	12	3,176
Purchases, issuances, sales and settlements:
Purchases	—	—	—	—	—
Issuances	38	—	—	—	38
Sales/redemptions	—	(1,033)	—	—	(1,033)
Settlements	(760)	—	—	(938)	(1,698)
Transfers from Level 3	—	(5,962)	(120)	—	(6,082)
Transfers into Level 3	—	—	—	—	—

Balance at end of period	$31,595	$—	$410	$1,744	$33,749

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

For the years ended December 31, 2014 and 2013, there were no gains or losses included in earnings attributable to the change in unrealized gains or losses relating to assets still held as of those dates. The total gains included in earnings are in the net securities gains line item in the Consolidated Statement of Income.

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

	Level 1	Level 2	Level 3	Total
December 31, 2014
Impaired loans	—	$177	$1,528	$1,705
Other real estate owned	—	5,695	2,365	8,060

December 31, 2013
Impaired loans	—	$3,235	$59	$3,294
Other real estate owned	—	4,485	14,957	19,442

Impaired loans measured or re-measured at fair value on a non-recurring basis during 2014 had a carrying amount of $2,831 and an allocated allowance for loan losses of $1,179 at December 31, 2014. The allocated allowance is based on fair value of $1,705 less estimated costs to sell of $53. The allowance for loan losses includes a provision applicable to the current period fair value measurements of $756, which was included in the provision for loan losses for 2014.

OREO with a carrying amount of $9,685 was written down to $7,119 (fair value of $8,060 less estimated costs to sell of $941), resulting in a loss of $2,566, which was included in earnings for 2014.

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

Although the Corporation has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2014, the Corporation has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Corporation has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

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

The fair values of the Corporation’s financial instruments are as follows:

			Fair Value Measurements
	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
December 31, 2014
Financial Assets
Cash and cash equivalents	$287,393	$287,393	$287,393	$—	$—
Securities available for sale	1,534,065	1,534,065	218	1,531,952	1,895
Securities held to maturity	1,453,355	1,468,258	—	1,463,945	4,313
Net loans, including loans held for sale	11,127,292	10,956,544	—	—	10,956,544
Derivative assets	45,898	45,898	—	45,898	—
Accrued interest receivable	40,231	40,231	40,231	—	—

Financial Liabilities
Deposits	11,382,208	11,382,402	8,771,173	2,611,229	—
Short-term borrowings	2,041,658	2,041,672	2,041,672	—	—
Long-term debt	483,197	485,517	—	—	485,517
Junior subordinated debt	58,246	53,490	—	—	53,490
Derivative liabilities	46,160	46,160	—	46,160	—
Accrued interest payable	6,689	6,689	6,689	—	—

December 31, 2013
Financial Assets
Cash and cash equivalents	$213,981	$213,981	$213,981	$—	$—
Securities available for sale	1,141,650	1,141,650	649	1,107,252	33,749
Securities held to maturity	1,199,169	1,189,563	—	1,182,671	6,892
Net loans, including loans held for sale	9,402,448	9,243,780	—	—	9,243,780
Derivative assets	33,317	33,317	—	33,317	—
Accrued interest receivable	35,520	35,520	35,520	—	—

Financial Liabilities
Deposits	10,198,232	10,208,268	7,592,159	2,616,109	—
Short-term borrowings	1,241,239	1,241,239	1,241,239	—	—
Long-term debt	143,928	145,995	—	—	145,995
Junior subordinated debt	75,205	70,442	—	—	70,442
Derivative liabilities	43,369	43,369	—	43,369	—
Accrued interest payable	7,061	7,061	7,061	—	—

25.    Parent Company Financial Statements

The following is condensed financial information of F.N.B. Corporation (parent company only). In this information, the parent company’s investments in subsidiaries are stated at cost plus equity in undistributed earnings of subsidiaries since acquisition. This information should be read in conjunction with the consolidated financial statements.

Balance Sheets December 31	2014	2013
Assets
Cash and cash equivalents	$129,320	$145,910
Securities available for sale	1,228	2,061
Other assets	16,615	18,387
Investment in bank subsidiary	2,006,808	1,759,551
Investments in and advances to non-bank subsidiaries	254,653	254,124

Total Assets	$2,408,624	$2,180,033

Liabilities
Other liabilities	$25,772	$25,225
Advances from affiliates	292,337	294,245
Junior subordinated debt	59,279	76,290
Subordinated notes:
Short-term	8,351	8,439
Long-term	1,429	1,451

Total Liabilities	387,168	405,650
Stockholders’ Equity	2,021,456	1,774,383

Total Liabilities and Stockholders’ Equity	$2,408,624	$2,180,033

Statements of Income Year Ended December 31	2014	2013	2012
Income
Dividend income from subsidiaries:
Bank	$85,000	$77,153	$74,412
Non-bank	9,900	5,950	6,400

	94,900	83,103	80,812
Interest income	4,856	5,277	5,802
Other income	1,920	1,874	1,442

Total Income	101,676	90,254	88,056

Expenses
Interest expense	8,503	14,325	15,646
Other expenses	9,252	8,196	7,640

Total Expenses	17,755	22,521	23,286

Income Before Taxes and Equity in Undistributed Income of Subsidiaries	83,921	67,733	64,770
Income tax benefit	4,498	6,267	6,151

	88,419	74,000	70,921
Equity in undistributed income (loss) of subsidiaries:
Bank	55,742	42,094	38,401
Non-bank	(111)	1,710	1,088

Net Income	$144,050	$117,804	$110,410

Statements of Cash Flows Year Ended December 31	2014	2013	2012
Operating Activities
Net income	$144,050	$117,804	$110,410
Adjustments to reconcile net income to net cash flows from operating activities:
Undistributed earnings from subsidiaries	(55,631)	(43,804)	(39,489)
Other, net	(637)	(6,218)	109

Net cash flows provided by operating activities	87,782	67,782	71,030

Investing Activities
Proceeds from sale of securities available for sale	934	128	201
Decrease in property, plant and equipment	—	—	4,193
Net decrease (increase) in advances to subsidiaries	2,018	1,080	(1,349)
Net (increase) decrease in investment in subsidiaries	(2,877)	1,845	1,535
Net cash received (paid) in business combinations	5,594	(3,533)	(80,985)

Net cash flows provided by (used in) investing activities	5,669	(480)	(76,405)

Financing Activities
Net (decrease) increase in advance from affiliate	(1,908)	(854)	12,944
Net (decrease) increase in short-term borrowings	(88)	84	(2)
Decrease in long-term debt	(843)	(808)	(1,277)
Increase in long-term debt	821	499	671
Decrease in junior subordinated debt	(34,022)	(134,021)	—
Net proceeds from issuance of preferred stock	—	106,882	—
Net proceeds from issuance of common stock	12,857	62,092	8,895
Tax benefit of stock-based compensation	2,714	1,326	386
Cash dividends paid:
Preferred stock	(8,352)	—	—
Common stock	(81,220)	(71,246)	(67,646)

Net cash flows used in financing activities	(110,041)	(36,046)	(46,029)

Net (Decrease) Increase in Cash and Cash Equivalents	(16,590)	31,256	(51,404)
Cash and cash equivalents at beginning of year	145,910	114,654	166,058

Cash and Cash Equivalents at End of Year	$129,320	$145,910	$114,654

Cash paid during the year for:
Interest	$9,112	$14,351	$15,701

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE.

ITEM 9A.	CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934) during the quarter ended December 31, 2014 to which this report relates that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

NONE.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2015. Such information is incorporated herein by reference. Certain information regarding executive officers is included under the caption “Executive Officers of the Registrant” after Part I, Item 4, of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2015. Such information is incorporated herein by reference. Neither the Report of the Compensation Committee nor the Report of the Audit Committee shall be deemed filed with the SEC, but shall be deemed furnished to the SEC in this Report, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act of 1934, except to the extent that the Corporation specifically incorporates it by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

With the exception of the equity compensation plan information provided below, the information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2015. Such information is incorporated herein by reference.

The following table provides information related to equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Stock Options		Weighted Average Exercise Price of Outstanding Stock Options	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	—	(1)	—	2,420,020	(2)
Equity compensation plans not approved by security holders	568,834	(3)	$8.86	n/a

(1)	Excludes 1,354,093 shares of restricted common stock awards subject to forfeiture. The shares of restricted stock vest over periods ranging from three to five years from the award date.

(2)	Represents shares of common stock registered with the SEC which are eligible for issuance pursuant to stock option or restricted stock awards granted under various plans.

(3)	Represents the securities to be issued upon exercise of stock options that the Corporation assumed in various acquisitions. The Corporation does not intend to grant any new awards under these plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2015. Such information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information relating to this item is provided in the Corporation’s definitive proxy statement filed with the SEC in connection with its annual meeting of stockholders to be held May 20, 2015. Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	FINANCIAL STATEMENTS

The consolidated financial statements of F.N.B. Corporation and subsidiaries required in response to this item are incorporated by reference to Item 8 of this Report.

(b)	EXHIBITS

The exhibits filed or incorporated by reference as a part of this report are listed in the Index to Exhibits which appears at page 154 and is incorporated by reference.

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

/s/ Vincent J. Delie, Jr. Vincent J. Delie, Jr.	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015

/s/ Vincent J. Calabrese, Jr. Vincent J. Calabrese, Jr.	Chief Financial Officer (Principal Financial Officer)	February 27, 2015

/s/ Timothy G. Rubritz Timothy G. Rubritz	Corporate Controller and Senior Vice President (Principal Accounting Officer)	February 27, 2015

/s/ Stephen J. Gurgovits Stephen J. Gurgovits	Chairman of the Board and Director	February 27, 2015

/s/ William B. Campbell William B. Campbell	Director	February 27, 2015

/s/ James D. Chiafullo James D. Chiafullo	Director	February 27, 2015

/s/ Laura E. Ellsworth Laura E. Ellsworth	Director	February 27, 2015

/s/ Robert B. Goldstein Robert B. Goldstein	Director	February 27, 2015

/s/ Robert A. Hormell Robert A. Hormell	Director	February 27, 2015

/s/ David J. Malone David J. Malone	Director	February 27, 2015

/s/ D. Stephen Martz D. Stephen Martz	Director	February 27, 2015

/s/ Robert J. McCarthy, Jr. Robert J. McCarthy, Jr.	Director	February 27, 2015

/s/ David L. Motley David L. Motley	Director	February 27, 2015

/s/ Heidi A. Nicholas Heidi A. Nicholas	Director	February 27, 2015

/s/ Arthur J. Rooney II Arthur J. Rooney II	Director	February 27, 2015

/s/ John W. Rose John W. Rose	Director	February 27, 2015

/s/ John S. Stanik John S. Stanik	Director	February 27, 2015

/s/ William J. Strimbu William J. Strimbu	Director	February 27, 2015

/s/ Earl K. Wahl, Jr. Earl K. Wahl, Jr.	Director	February 27, 2015

INDEX TO EXHIBITS

The following exhibits are filed or incorporated by reference as part of this report:

2.1.	Agreement and Plan of Merger, dated as of October 22, 2012, by and between F.N.B. Corporation and Annapolis Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on October 24, 2012).

2.2.	Agreement and Plan of Merger, dated as of February 19, 2013, by and between F.N.B. Corporation and PVF Capital Corp (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on February 20, 2013).

2.3.	Agreement and Plan of Merger, dated as of June 13, 2013, by and between F.N.B. Corporation and BCSB Bancorp, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on June 19, 2013).

2.4.	Agreement and Plan of Merger, dated as of April 7, 2014, by and between F.N.B. Corporation and OBA Financial Services, Inc. (Incorporated by reference to Exhibit 2.1. of the Corporation’s Current Report on Form 8-K filed on April 10, 2014).

3.1.	Articles of Restatement of the Articles of Incorporation of the Corporation, as amended, as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

3.2.	By-laws of the Corporation (amended and restated on December 17, 2014) as currently in effect. (Incorporated by reference to Exhibit 3.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2014).

4.1.	Warrant to purchase up to 1,302,083 shares of Common Stock, issued to the United States Department of the Treasury. (Incorporated by reference to Exhibit 4.2. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

4.2.	Warrant to purchase up to 819,640.21 shares of Common Stock, issued to the United States Department of the Treasury (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

4.3.	Warrant to purchase up to 342,564 shares of Common Stock, issued to the United States Department of the Treasury (Incorporated by reference to Exhibit 4.1. of the Corporation’s Current Report on Form 8-K filed on April 8, 2013).

4.4.	Deposit Agreement, dated as of November 1, 2013, by and between F.N.B. Corporation and Registrar and Transfer Company, as Depositary (incorporated by reference to Exhibit 4.1 of the Corporation’s Current Report on Form 8-K filed on November 1, 2013).

4.5.	Speciman Stock Certificate for Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock, Series E (incorporated by reference to Exhibit 4.2 of the Corporation’s Current Report on Form 8-K filed on November 1, 2013).

4.6.	Form of Depositary Receipt (included as Exhibit A to Exhibit 4.5 above).

10.1.	Form of Deferred Compensation Agreement by and between First National Bank of Pennsylvania and four of its executive officers. (Incorporated by reference to Exhibit 10.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.2.	Second Amended and Restated Consulting Agreement among F.N.B. Corporation, First National Bank of Pennsylvania, and F.N.B. Payroll Services, LLC and Stephen J. Gurgovits dated as of March 27, 2012. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.3.	Amendment to the Second Amended and Restated Consulting Agreement among F.N.B. Corporation, First National Bank of Pennsylvania, and F.N.B. Payroll Services, LLC and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014). *

10.4.	Letter Agreement between F.N.B. Corporation and Stephen J. Gurgovits and Settlement Agreement and General Release among F.N.B. Corporation, First National Bank of Pennsylvania, and F.N.B. Payroll Services, LLC and Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014). *

10.5.	Amended Restricted Stock Award Agreement (long-term incentive award) for Stephen J. Gurgovits dated January 20, 2010 (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.3. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.6.	Amended Restricted Stock Award Agreement (annual incentive award) for Stephen J. Gurgovits dated January 20, 2010 (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.4. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.7.	Amended Restricted Stock Award Agreement for Stephen J. Gurgovits dated March 17, 2010 (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.5. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.8.	Amended Restricted Stock Award Agreement for Stephen J. Gurgovits dated March 16, 2011 (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.6. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.9.	Form of Restricted Stock Unit Agreement for Named Executive Officers (pursuant to 2007 Incentive Compensation Plan). (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on March 27, 2012). *

10.10.	Amendment to Deferred Compensation Agreement of Stephen J. Gurgovits. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.11.	Basic Retirement Plan (formerly the Supplemental Executive Retirement Plan) of F.N.B. Corporation effective January 1, 1992. (Incorporated by reference to Exhibit 10.9. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 000-08144)). *

10.12.	Form of Amendment to Employment Agreements of Vincent Calabrese, Jr. and Gary Guerrieri. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2008). *

10.13.	F.N.B. Corporation 2007 Incentive Compensation Plan. (Incorporated by reference to Exhibit A of the Corporation’s 2011 Proxy Statement filed on March 30, 2011). *

10.14.	Restricted Stock Agreement. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.15.	Performance Restricted Stock Award Agreement. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on July 19, 2007). *

10.16.	Form of Indemnification Agreement for directors. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.17.	Form of Indemnification Agreement for officers. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on September 23, 2008). *

10.18.	Letter Agreement between the Corporation and the United States Department of Treasury, including Securities Purchase Agreement—Standard Terms, incorporated by reference therein. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 14, 2009).

10.19.	Employment Agreement between First National Bank of Pennsylvania and Timothy G. Rubritz. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2009). *

10.20.	Employment Agreement between F.N.B. Corporation, First National Bank of Pennsylvania and Vincent J. Delie, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 21, 2010). *

10.21.	Tax Indemnification Agreement between F.N.B. Corporation and Robert J. McCarthy, Jr. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on January 4, 2012).

10.22.	Employment Agreement between F.N.B. Corporation and Vincent J. Calabrese. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on February 26, 2013). *

10.23.	Employment Agreement between First National Bank of Pennsylvania and John C. Williams, Jr. (Incorporated by reference to Exhibit 10.2. of the Corporation’s Current Report on Form 8-K filed on February 26, 2013). *

10.24.	Amendment to F.N.B. Corporation Restricted Stock Agreement dated March 20, 2013, between F.N.B. Corporation and John C. Williams, Jr. dated as of December 17, 2014. (Incorporated by reference to Exhibit 10.1. of the Corporation’s Current Report on Form 8-K filed on December 22, 2014). *

11	Computation of Per Share Earnings **

12	Ratio of Earnings to Fixed Charges. (filed herewith).

14	Code of Ethics. (Incorporated by reference to Exhibit 99.3. of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009). *

21	Subsidiaries of the Registrant. (filed herewith).

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm. (filed herewith).

31.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 302. (filed herewith).

31.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 302. (filed herewith).

32.1.	Certification of Chief Executive Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

32.2.	Certification of Chief Financial Officer Sarbanes-Oxley Act Section 906. (furnished herewith).

101.	The following materials from F.N.B. Corporation’s Annual Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows and (vi) the Notes to Consolidated Financial Statements. (filed herewith).

*	Management contracts and compensatory plans or arrangements required to be filed as exhibits pursuant to Item 15(a)(3) of this Report.

**	This information is provided in the Earnings Per Share footnote in the Notes to Consolidated Financial Statements, which is included in Item 8 in this Report.